Form 10-K
period 1993-11-30
SEALY CORP
filed 1994-02-28
CIK 748015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended NOVEMBER 30, 1993   Commission file number 1-8738
                          -----------------                          ------

                                SEALY CORPORATION
        --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                    36-3284147
          ----------------------------------------                     ------------------------------------------
               (State or other jurisdiction of                             (I.R.S. Employer Identification No.)
               incorporation or organization)

                       520 PIKE STREET
                     SEATTLE, WASHINGTON                                               98101
          ----------------------------------------                     ------------------------------------------
          (Address of principal executive offices)*                                  (Zip Code)

     Registrant's telephone number, including area code   (206) 625-1233

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Warrants to Purchase Class B Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.        Yes     X          No
                                               --------          --------
The aggregate market value of the voting stock held by nonaffiliates of the registrant $9,092,260.
            ----------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares of the registrant's common stock outstanding as of FEBRUARY 20, 1994 was 29,459,326.
- -----------------
          DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:   None


* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

================================================================================

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Sealy Corporation (the "Company") is the largest bedding manufacturer in North America. The Company manufactures through its subsidiaries a broad range of mattresses and boxsprings, wood furniture and convertible sleep sofas. The Company's conventional bedding products (mattresses and boxsprings) include the SEALY Registered Trade-mark POSTUREPEDIC Registered Trade-mark brand and the STEARNS & FOSTER Registered Trade-mark CORRECT COMFORT Registered Trade-mark brand and account for approximately 90% of the Company's total net sales for the year ended November 30, 1993. The Company also manufactures Sealy and Stearns & Foster brand convertible sleep sofas and markets its wood furniture under the SAMUEL LAWRENCE Trade-mark and WOODSTUFF Registered Trade-mark brands. The Company has a components parts manufacturing subsidiary which produces approximately 75% of the Company's mattress innerspring requirements and a significant portion of the Sealy brand boxspring component parts units. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

HISTORY OF THE COMPANY

     The Company was founded in 1907 under the name Ohio Mattress Company. In 1924, the Company was granted its first license to produce Sealy-brand products. Starting in 1956, the Company began acquiring Sealy-brand licenses in other geographic areas, and by 1987, had acquired all of the capital stock of its licensor Sealy, Incorporated (which prior to that time was independent of the Company), along with all but one of the remaining Sealy conventional bedding domestic licensees (the "Sealy Acquisitions"). The Company expanded its bedding manufacturing operations in 1983 by acquiring Stearns & Foster, a producer of top quality premium mattresses, boxsprings and convertible sleep sofas. In 1985, the Company acquired Woodstuff Manufacturing, Inc., a manufacturer of bedroom furniture.

     In 1989, the Company's common stock was acquired through a leveraged buyout (the "LBO") which was financed in part by First Boston Securities Corporation ("FBSC"), an affiliate of The First Boston Corporation ("First Boston"). In April 1990, the Company exchanged (the "Exchange") certain outstanding debt issued to FBSC for new debt at lower interest rates plus additional common stock. In December 1990, FBSC transferred its equity and debt interest in the Company to MB L.P. I, an affiliate of First Boston ("MBLP"). In November 1991, the Company successfully completed a recapitalization (the "Recapitalization") in which the Company's capital structure was significantly improved, the face amount of its indebtedness and interest thereon was reduced by approximately $417 million, the Company's interest expense obligations were substantially reduced and the principal repayment schedule on a portion of its existing bank term loan facility was extended. As a result of the Recapitalization, MBLP's equity interest in the Company increased to approximately 94%.

     On February 12, 1993, Zell/Chilmark Fund, L.P., a Delaware limited partnership ("Zell/Chilmark"), led an investor group (the "Zell/Chilmark Purchasers") which purchased Class A Common Stock of the Company (the "Shares") from MBLP, representing approximately 94% of the equity of the Company (the "Acquired Shares") for a cash purchase price of $250 million (the
"Acquisition").

     On May 7, 1993, the Company consummated a refinancing transaction (the "Refinancing"). The Refinancing consisted of (i) the public offering and sale of $200.0 million aggregate principal amount of 9 1/2% Senior Subordinated Notes Due 2003 (the "Notes"), (ii) the application of the net proceeds therefrom to redeem all of the Company's previously outstanding 12.4% Senior Subordinated Notes Due 2001 (the "Subordinated Notes") and to reduce amounts outstanding under the Company's pre-existing senior secured credit agreement (the "Old Credit Agreement"), and (iii) execution of a new senior secured credit agreement by and among the Company, certain banks and other financial institutions and Banque Paribas, Citicorp USA, Inc., Continental Bank N.A. and General Electric Capital Corporation, as Managing Agents (the "New Credit Agreement") providing for two term loan facilities together aggregating $250.0 million and a $75.0 million revolving credit facility in connection with the refinancing of the Old Credit Agreement.

CONVENTIONAL BEDDING

     INDUSTRY AND COMPETITION. According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, more than 750 manufacturers of mattresses and boxsprings make up the domestic conventional bedding industry, generating wholesale revenues of approximately $2.7 billion during calendar year 1993. The market for conventional bedding represents more than 85% of the entire bedding market in North America. Approximately 60% of conventional bedding is sold to furniture stores, national mass merchandisers and department stores. Most of the remaining conventional bedding is sold to specialty sleep shops and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes and that the average time between consumer purchases of conventional mattresses is approximately 10 to 12 years. According to ISPA, factors such as sales of existing homes, housing starts and disposable income, as well as birth and marriage rates, affect bedding purchases.

     Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic and Stearns & Foster. Competition in conventional bedding is generally based on quality, brand name recognition, service and price.

     The following table sets forth certain information regarding the domestic market shares of major producers of conventional bedding, and is based upon industry executives' estimates as published in the December 27, 1993 edition of HFD, THE WEEKLY HOME FURNISHINGS NEWSPAPER , an industry trade publication:

COMPANY/LICENSING GROUP                MARKET SHARE         MAJOR BRANDS
- -----------------------                ------------         ------------
Sealy Corporation                           22%               Sealy Posturepedic, Stearns & Foster Correct Comfort

Simmons Company                             13                Beautyrest

Serta, Inc.                                 12                Perfect Sleeper

Spring Air Company                          11                Back Supporter

All others                                  42
                                           ---
                                           100%
                                           ===


    PRODUCTS. The Company manufactures a variety of Sealy and Stearns & Foster brand and private label conventional bedding in various sizes ranging in retail price from under $200 to $2,400. Sealy Posturepedic brand mattress is the largest selling mattress brand in North America. Approximately 97% of the Sealy brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Correct Comfort trademark, as well as a range of other bedding products sold under the Stearns & Foster brand name.

    CUSTOMERS. The Company serves over 7,000 retail outlets (approximately 3,200 customers), which include furniture stores, national mass merchandisers, department stores, specialty sleep shops, contract customers and other stores. The top five conventional bedding customers accounted for approximately 24% of net sales for the year ended November 30, 1993, with sales to Sears accounting for approximately 13% of such net sales. The following table sets forth the customer profile for the Company's conventional bedding sales, the percentage of total net sales made to that group of customers in fiscal year 1993 and the names of representative customers:

                                         ESTIMATED
                                        PERCENTAGE
CHANNEL OF DISTRIBUTION               OF NET SALES          REPRESENTATIVE CUSTOMERS
- -----------------------               ------------          ------------------------
Furniture stores                           42%              American T.V. & Furniture, Art Van Furniture Inc., Finger Furniture
                                                            Company, Inc., Haverty Furniture Companies, Inc., Rhode's Furniture,
                                                            Weberg's Furniture, Wickes Furniture, Roberd's Home Centers and Smith's
                                                            Furniture Companies

Mass merchandisers                         22%              Sears, Roebuck & Co., Montgomery Ward & Co., Inc. and J.C.  Penney
                                                            Company, Inc.

Department stores                          15%              Carter Hawley Hale Stores, Inc., Dayton-Hudson-Fields Corporation,
                                                            Dillard Department Stores, Inc., The May Department Stores Company,
                                                            Federated Department Stores, Inc., and R.H. Macy & Co., Inc.

Specialty sleep shops                      19%              Bedding Experts Inc. and Slumberland, Inc.

Other (Membership clubs,                    2%              Fleetwood, John K. Kealy Co. (Navy, Marines
 jobbers and contract                                       and Coast Guard) and Rosemount Purchasing
 customers)                                                 (Hyatt)

                                          ---
                                          100%
                                          ===

     SALES AND MARKETING. The Company's sales depend primarily on its ability to provide quality products with recognized brand names at competitive prices. The Company's marketing emphasis has been on increasing the brand loyalty of its ultimate consumers, principally through more extensive national advertising and through cooperative advertising with its dealers along with improved "point-of-sale" materials designed to emphasize the various features and benefits of the Company's products which differentiate them from other brands. The Company engages in extensive national and cooperative advertising to promote the brand names of its products. For fiscal year 1993 the Company spent approximately $20 million on national advertising and approximately $85 million on cooperative advertising and promotional expenses.

     The Company's sales force is generally structured based on regions of the country and the plants located within those regions, and also includes a sales staff for specific national accounts operated out of the Company's Chicago, Illinois office. The Company believes that it has one of the most comprehensive training and development programs for its sales force, including its University of Sleep curriculum, which provides on-going training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

     The Company's sales force emphasizes follow-up service to retail stores and provides retailers with promotional and merchandising assistance as well as extensive specialized professional training and instructional materials. Training for retail sales personnel focuses on several programs, designed to assist retailers in maximizing the effectiveness of their own sales personnel, store operations, and advertising and promotional programs, thereby creating loyalty to, and enhanced sales of, the Company's products.

     At December 31, 1993, the Company had a conventional bedding sales and marketing force of 240 people who receive a base salary, plus expenses, and quarterly and annual sales incentive bonuses. Approximately 25 independent sales representative organizations service the Company's contract customers.

     SUPPLIERS. The Company purchases fabric, polyfiber, wire and foam from a variety of vendors. The Company purchases a significant portion of its Sealy boxspring parts from a single source, which has patents on various interlocking wire configurations (the "Wire Patents"), and also purchases 100% of its Stearns & Foster boxspring parts from another single source. In order to eliminate certain of the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal components parts manufacturing capacity and, as a licensee of the Wire Patents, internally produces the remainder of its Sealy boxspring parts. See "-- Components Division." The Company believes that this vertical integration provides it with a significant competitive advantage, as it is the only conventional bedding manufacturer in the United States with substantial innerspring and form wire components making capacity. As is the case with all of the Company's product lines, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same or similar components are available.

     MANUFACTURING AND FACILITIES. The Company manufactures most conventional bedding to order and has adopted "just-in-time" inventory techniques in its manufacturing process to more efficiently serve its dealers' needs and minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within 24 to 72 hours of receipt. This rapid delivery capability allows the Company to minimize its inventory of finished products and better satisfy customer demand for prompt shipments.

     The Company operates 28 plants which manufacture conventional bedding in 21 states, three Canadian provinces and Puerto Rico. See Item 2. "--Properties," included elsewhere herein. The Company also operates a research and development center in Cleveland, Ohio with a staff of 13 people who test new materials and machinery, train personnel, compare the quality of the Company's products with those of its competitors and develop new processes. The Company has developed and patented a computerized model of an adult person, known as Dataman, which is used in testing the comfort and support level of its mattresses. Dataman is a registered trademark of the Company.

COMPONENTS DIVISION

     Although the Company purchases some of its component parts from a major supplier to the bedding industry, including 100% of its Stearns & Foster boxspring parts, in order to eliminate certain of the risks of dependence on this supplier or any other single supplier for its important raw materials, and to enhance its profitability and competitive position, the Company operates a Components Division as an independent profit center with headquarters in Rensselaer, Indiana. The Components Division sells its component parts at current market prices exclusively to the Company's bedding plants and its licensees. The Components Division currently provides approximately 75% of the Company's mattress innerspring unit requirements, including 100% of Sealy Posturepedic and Stearns & Foster Correct Comfort brand innersprings. The Components Division also supplies a significant portion of the Company's boxspring parts requirements under a license of the Wire Patents. The Components Division owns and operates three manufacturing sites located in Rensselaer, Indiana, Delano, Pennsylvania and Colorado Springs, Colorado. See
Item 2.  "-- Properties," included elsewhere herein.

     Over the last three years, the Company has made substantial commitments to ensure that the coil-making equipment at its component plants remains state-of-the-art. Since 1989, the Company has installed 26 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company's innerspring requirements from approximately 60% to 75%.

WOOD FURNITURE

     The Company manufactures and markets bedroom furniture through its Woodstuff subsidiary ("Samuel Lawrence") under the Samuel Lawrence and Woodstuff labels. During 1993, conventional bedroom furniture sales accounted for approximately 70% of Samuel Lawrence's total sales. Samuel Lawrence has approximately 500 customers, six in-house sales people, 20 independent sales representatives, and is one of many manufacturers of wood furniture.

CONVERTIBLE SLEEP SOFAS

     The Company manufactures and sells primarily convertible sleep sofas under the Sealy and Stearns & Foster brand names in one facility with six sales employees and 18 commissioned, self-employed sales representatives. The sleep sofa industry is fragmented, and management believes that no single manufacturer comprises more than 10% of that market.

LICENSING

     The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. There are currently 14 separate license arrangements in effect with independent licensees, international bedding licensees and upholstered furniture licensees. In fiscal year 1993, the licensing division as a whole generated royalties of approximately $5 million, which were accounted for as a reduction of selling, general and administrative expenses in the Consolidated Financial Statements included herein.

     Sealy New Jersey and a crib mattress licensee are the only domestic bedding manufacturers that are licensed to use the Sealy trademark subject to the terms of license agreements. Subject to the terms of a license agreement between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain Sealy trademarks, including the Sealy "Butterfly" logo, in the manufacture and sale of Sealy brand products in the United States. In return, Sealy New Jersey pays the Company royalties, which vary by product, on all of its Sealy brand net dollar sales and such royalties can be changed over time upon the occurrence of certain events and subject to limitations contained in the license agreement. The Company sells component parts to Sealy New Jersey and provides it with various research and development, advertising, marketing, and other services, for which Sealy New Jersey may be required to pay additional compensation to the Company under varying circumstances. In accordance with a currently effective waiver provided by the Company, the license agreement no longer restricts Sealy New Jersey's manufacturing territory to any defined areas of primary responsibility in New Jersey. To date, Sealy New Jersey has not engaged in manufacturing outside such area and its sales efforts outside such area have been limited to specific situations. The license precludes the Company from manufacturing its Sealy brand products in the licensee's area of primary responsibility in New Jersey. Subject to certain conditions and limitations, as specified in the license agreement, the Company has a right of first refusal with respect to any sale of Sealy New Jersey.


WARRANTIES

     Sealy and Stearns & Foster bedding offer limited warranties on their currently manufactured products. Such warranties range from one year on promotional bedding to 15 years on Posturepedic and Stearns & Foster Correct Comfort bedding. The periods for "no- charge" warranty service varies among products. All currently manufactured Posturepedic and Correct Comfort products offer a 15 year non-prorated warranty service period. Sealy and Stearns & Foster convertible sleep sofas offer a 10-year limited warranty on mattresses, mechanisms and frames, with no warranty on upholstery fabric. Historically, the Company's warranty costs have been immaterial for each of its product lines.

TRADEMARKS AND LICENSES

     The Company owns, among others, the Sealy, Stearns & Foster and Samuel Lawrence trademarks and tradenames and also owns the Posturepedic, Correct Comfort, Dataman and University of Sleep trademarks, service marks and certain related logos and design marks.

EMPLOYEES

     As of December 31, 1993, the Company had 4,844 full-time employees. Approximately 2,553 employees at 25 plants are represented by various labor unions, generally with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of its employees. The Company considers its overall relations with its work force to be satisfactory. The following table sets forth certain information regarding employees in each division of the Company as of December 31, 1993:



       Division                        Manufacturing          Marketing    Administrative        Total
- ----------------------                 -------------          ---------    --------------        -----
Conventional Bedding                       2,689                240              332             3,261
Components                                   506                  0               26               532
Wood Furniture                               622                  6               32               660
Convertible Sleep Sofas                      204                  6               27               237
Corporate Services                             0                  5              149               154
                                           -----                ---              ---             -----
         Total                             4,021                257              566             4,844
                                           =====                ===              ===             =====

SEASONALITY

     The Company's business is somewhat seasonal, with lower sales usually experienced during the first quarter of each fiscal year. See Note 12 to the Consolidated Financial Statements of the Company included in Part II, Item 8 herein.

ITEM 2.  PROPERTIES

     The offices of the Company are located at 520 Pike Street, Seattle, Washington 98101. Corporate, licensing and marketing services are provided to the Company by Sealy, Inc. (a wholly-owned subsidiary of the Company), located in Cleveland, Ohio. The principal address of Sealy, Inc. is Halle Building, 10th Floor, 1228 Euclid Avenue, Cleveland, Ohio 44115.

     The Company services certain national account customers in offices located in Chicago, Illinois, and also administers component operations at its Rensselaer, Indiana facility. The Company leases a research and development facility in Cleveland, Ohio. The Company's leased facilities are occupied under leases which expire from 1994 to 2015, including renewal options.

     The following table sets forth certain information regarding manufacturing facilities operated by the Company at February 1, 1994:

                                                                        APPROXIMATE
                                                                          SQUARE
                    LOCATION                                              FOOTAGE           TITLE
- ---------------------------------------------------------               -----------         -----
UNITED STATES
Arizona                           Phoenix                                  117,400         Leased
                                  Phoenix                                   76,000         Owned(a)
                                  Phoenix                                  240,600         Owned(a)
California                        Richmond                                 238,000         Owned(a)
                                  Southgate                                185,000         Owned(a)
Colorado                          Colorado Springs                          70,000         Owned(a)
                                  Denver                                    92,900         Owned(a)
Connecticut                       Oakville                                 107,100         Owned(a)
Florida                           Miami                                     88,000         Leased
                                  Orlando                                   97,600         Owned(a)
Georgia                           Atlanta                                  292,500         Owned(a)(b)
Illinois                          Batavia                                  212,700         Leased(c)
Indiana                           Rensselaer                               131,000         Owned(a)
Kansas                            Kansas City                              102,600         Leased
Maryland                          Williamsport                             144,000         Leased
Massachusetts                     Randolph                                 187,000         Owned(a)
Michigan                          Taylor                                   156,000         Leased
Minnesota                         St. Paul                                  93,600         Leased(d)
Mississippi                       Pontotoc                                  81,000         Owned(a)
New Jersey                        Millville                                126,000         Owned(a)
New York                          Albany                                   102,300         Owned(a)
North Carolina                    Lexington                                 97,400         Owned(a)
Ohio                              Medina                                   140,000         Owned(a)
Oregon                            Portland                                 140,000         Owned(a)
Pennsylvania                      Clarion                                   85,000         Owned(a)
                                  Delano                                   143,000         Owned(a)
Tennessee                         Memphis                                  225,000         Owned(a)
Texas                             Brenham                                  220,000         Owned(a)
                                  North Richland Hills                     124,500         Owned(a)
Wisconsin                         Watertown                                107,000         Owned(a)

CANADA

Alberta                           Edmonton                                 144,500         Owned(a)
Quebec                            Saint Narcisse                            76,000         Owned(a)
Ontario                           Toronto                                   80,200         Leased

PUERTO RICO                       Carolina                                  58,600         Owned(a)
                                                                         ---------
                                                                         4,582,500
                                                                         =========

(a) The Company has granted a mortgage or otherwise encumbered its interest in this facility as collateral for secured indebtedness.
(b)  The Company has leased 154,800 square feet to an unrelated tenant.
(c)  The Company has subleased 76,000 square feet to an unrelated tenant.
(d) The Company has the option to purchase the property for specified costs at certain intervals during the lease term.

     The Company considers its present facilities to be generally well maintained, in sound operating condition and adequate for its needs. When viewed as a whole, the Company has excess capacity available in its facilities and the necessary equipment (as owner or lessee) to carry on its business.

REGULATORY MATTERS

     The Company's principal wastes are wood, cardboard and other nonhazardous materials derived from product component supplies and packaging. The Company also periodically disposes of small amounts of used machine lubricating oil and waste glue used in connection with product components. The furniture operations of the Company in Phoenix, Arizona use some volatile solvent-based wood stains, although non-volatile solvent and/or water-based wood stains are used whenever possible. The Company, generally, is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company's furniture operations are also subject to the Resource Conservation and Recovery Act, the Clean Air Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Except as set forth in Item 3. "-- Legal Proceedings" below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company is not aware of any pending federal environmental legislation (including the amendments to the Clean Air Act which have been adopted) which would have a material impact on the Company's operations. The Company has not been required to make, and during the next two fiscal years does not expect to make, any material capital expenditures for environmental control facilities.

     The Company's conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. The Company believes that it is in material compliance with all such laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

     In accordance with procedures established under the Environmental Cleanup Responsibility Act ("ECRA"), Sealy Corporation and one of its subsidiaries are parties to an Administrative Consent Order (the "ACO") issued by the New Jersey Department of Environmental Protection and Energy (the "Department"), pursuant to which the Company and such subsidiary agreed to conduct soil and groundwater sampling to determine the extent of environmental contamination found at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes was a source of any of the contaminants found to exist above regulatorily acceptable levels in the groundwater, and the Company is exploring other possible sources of the contamination, including former owners of the facility. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for site investigation and any necessary clean-up plan approved by the Department under the terms of the ACO.

     The Company and its environmental consultant have been conducting investigation and remediation activities since preliminary evidence of contamination was first discovered in August, 1991. On November 15, 1993, the Company received a letter from the Department approving the findings and substantially all of the recommendations of the Company's consultant contained in a June 4, 1993 report submitted to the Department, but also requiring the Company to undertake additional remedial and investigative activities, including the installation of shallow groundwater monitoring wells off-site.

     On December 1, 1993, the Company's consultant submitted to the Department a report updating and supplementing the June, 1993 report with regard to activities completed prior to receipt of the Department's November 15, 1993 letter. On December 23, 1993, the Company submitted to the Department a Remedial Investigation Schedule of activities to be conducted within the next six (6) months in accordance with the Department's November 15, 1993 letter.

     In its November 15, 1993 letter, the Department postponed any required activity by the Company to delineate and/or remediate contaminants in the fractured bedrock, which it had previously requested the Company to undertake. The Company, however, still has reservations regarding any such required activities which the Department may attempt to impose in the future. Because of the nature of certain of the contaminants and their geological location in fractured bedrock, the Company and its consultant remain unaware of any accepted technology for successfully remediating the contamination either in the shallow groundwater or the fractured bedrock.

     The Company has established an accrual for further site investigation and remediation. Based on the facts currently known by the Company, management believes that the accrual is adequate to cover the Company's probable liability and does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations. However, because of many factors, including the uncertainties surrounding the nature and application of environmental regulations, the practical and technical difficulties in obtaining complete delineation of the contamination, the level of clean-up that may be required, if any, or the technology that could be involved, and the possible involvement of other potentially responsible parties, the Company cannot presently predict the ultimate cost to remediate this facility, and there can be no assurance that the Company will not incur material liability with respect to this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's merger warrants to acquire shares of Class B common stock (which warrants were issued in conjunction with the LBO, and which do not become exercisable until August 9, 1995, except under certain limited circumstances) (the "Merger Warrants") are registered for trading in the over-the-counter market; however, because of the extremely limited and sporadic nature of quotations for such Merger Warrants, there is no established public trading market for the Merger Warrants. There is no established public trading market for any other class of common equity of the Company.

    As of February 20, 1994, there are 57 holders of record of the Company's shares, 1,281 holders of record of the Merger Warrants and 45 holders of record of the Restructure Warrants.

    No dividends have been paid on any class of common equity of the Company during the last three fiscal years. The Company's New Credit Agreement prohibits the paying of cash dividends on any of its classes of common equity.

ITEM 6.  SELECTED FINANCIAL DATA

    The following tables set forth selected consolidated financial and other data of the Company (some periods of which are less than one year due to accounting requirements for acquisition transactions) for the ten months ended November 30, 1993, for the two months ended January 31, 1993, for the year ended November 30, 1992, for the one month ended November 30, 1991, for the eleven months ended October 31, 1991, for the year ended November 30, 1990, for the seven months ended November 30, 1989, and for the five months ended April 30, 1989.

    During the period from December 1, 1988 through November 30, 1993, the Company's capital structure and business changed significantly, in large part as a result of (i) the LBO, (ii) the Recapitalization, and (iii) the Acquisition in February 1993. Due to required purchase accounting adjustments relating to such transactions, and the resultant changes in control, the consolidated financial and other data for each period reflected in the following tables during this period are not comparable to such data for the other such periods.

    The selected consolidated financial and other data set forth in the following tables have been derived from the Company's audited consolidated financial statements. The report of KPMG Peat Marwick, independent auditors, covering the Company's Consolidated Financial Statements for the ten months ended November 30, 1993 (Successor period), for the two months ended January 31, 1993, the year ended November 30, 1992, and the one month ended November 30, 1991 (Pre-Successor Periods); and for the eleven months ended October 31, 1991 (Predecessor Period), is included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                                           SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                                                                                                        PRE-
                                  SUCCESSOR (a)          PRE-SUCCESSOR (a)                PREDECESSOR (a)           PREDECESSOR(a)
                                  -------------  ------------------------------    -----------------------------   --------------
                                        TEN         TWO                    ONE       ELEVEN                SEVEN        FIVE
                                      MONTHS      MONTHS        YEAR      MONTH      MONTHS       YEAR    MONTHS        MONTHS
                                       ENDED       ENDED       ENDED      ENDED       ENDED      ENDED     ENDED        ENDED
                                     NOV. 30,    JAN. 31,    NOV. 30,   NOV. 30,    OCT. 31,   NOV. 30,  NOV. 30,      APR. 30,
                                       1993        1993        1992       1991        1991       1990      1989          1989
                                     --------    --------    --------   --------    --------   --------  --------      --------
                                                                       (DOLLARS IN MILLIONS)
Statement of Operations Data:
Net sales                             $579.7      $103.5      $654.2     $ 50.0      $575.9     $652.0    $440.4        $273.4
Costs and expenses                     531.0       100.9       628.8       49.4       661.8      718.8     477.0         269.0
Income (loss) before income tax
  and extraordinary item                48.7         2.6        25.4        0.6       (85.9)     (66.8)    (36.6)          4.4
Extraordinary loss (b)                   2.9        --          --         --          --         --        --            --
Net income (loss)                     $ 24.7      $  1.0      $ 10.0     $ (0.1)     $(73.4)    $(50.2)   $(27.1)       $  2.4
                                      ======      ======      ======     ======      ======     ======    ======        ======

Other Data:
Depreciation and amortization of
  intangibles                          $19.1        $4.3      $ 26.4     $  2.3      $ 33.2     $ 36.6    $ 21.4        $  8.7
Operating income (c)                    79.9         9.3        68.1        3.6        27.8       60.8      52.6           9.5
EBITDA (d)                              99.0        13.7        94.5        5.9        61.0       97.4      74.1          18.2
Capital expenditures                     7.2         7.8        11.6        0.5         2.7        7.0      11.4          11.2
Interest expense, net                   31.2         6.7        42.7        3.0       113.7      127.6      89.2           5.1
Ratio of EBITDA to interest expense,
  net/(earnings deficiency)              3.2x        2.0x        2.2x       2.0x     $(52.7)    $(30.3)   $(15.2)          3.6x
Ratio of earnings to fixed charges/
  (earnings deficiency) (e)              2.4x        1.4x        1.6x       1.2x     $(85.9)    $(66.8)   $(36.6)          1.7x


                                          SUCCESSOR(a)               PRE-SUCCESSOR(a)                   PREDECESSOR(a)
                                        AS OF NOV. 30,              AS OF NOVEMBER 30,                AS OF NOVEMBER 30,
                                        --------------          -------------------------        ---------------------------
                                            1993                  1992             1991             1990             1989
                                           ------                ------           ------          --------         --------
Balance Sheet Data:                                                       (dollars in millions)
Total assets                               $823.1                $780.3           $805.0          $1,048.3         $1,138.4
Long-term obligations                       384.5                 404.0            467.6             763.8(f)         828.5
Total debt                                  406.2                 443.5            495.6             796.0(f)         875.6
Stockholders' equity                        284.3                 179.2            166.5              84.7             45.2

(a) The Company employed the purchase method of accounting for the February, 1993 Acquisition, the April 1990 Exchange and the November 1991 Recapitalization, and the LBO. Accordingly, historical financial and other data for the Successor, Pre- Successor, Predecessor and Pre-Predecessor periods are not comparable.

(b) During 1993, the Company recorded an extraordinary loss of $2.9 million, net of income tax of $1.5 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the Refinancing.

(c) Operating income is calculated by adding interest expense, net to net sales less costs and expenses.

(d) EBITDA is calculated by adding interest expense, net, income tax (benefit) and depreciation and amortization of intangibles to net income (loss) before extraordinary item. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

(e) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income tax and extraordinary item plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

(f) Amounts reflected for long-term obligations and total debt at November 30, 1990 are net of debt discount of $74.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company employed the purchase method of accounting for both the Acquisition in February 1993 and the Recapitalization in November 1991. As a result of the required purchase accounting adjustments, the post-Acquisition financials for the ten months ended November 30, 1993 (the "Successor Financials") are not comparable to the pre-Acquisition financials for the two months ended January 31, 1993, the year ended November 30, 1992 and the one month ended November 30, 1991 (collectively, the "Pre-Successor Financials"), which were prepared on the Recapitalization basis of accounting, and are not comparable to the pre-Recapitalization financials for the eleven months ended October 31, 1991 (the "Predecessor Financials"), which were prepared on the basis of accounting resulting from a 1989 acquisition of the Company (see Note 2 to the Consolidated Financial Statements, Part II, Item 8 herein).

    The application of purchase accounting for the Acquisition resulted in decreased monthly depreciation and goodwill amortization for the Successor Financials when compared with amounts which would have resulted for such periods from the application of the basis of accounting used in the Pre-Successor financials. The application of purchase accounting and the debt-for-equity exchange in the Recapitalization resulted in decreased interest expense, depreciation and goodwill amortization for the Pre-Successor Financials when compared with amounts that would have resulted for such periods from the application of the basis of accounting used in the Predecessor Financials.

RESULTS OF OPERATIONS

    For ease of reference in the following table, the results of operations of the Company for the ten months ended November 30, 1993 have been arithmetically combined with those for the two months ended January 31, 1993; and the results of operations for the one month ended November 30, 1991 have been arithmetically combined with those for the eleven months ended October 31, 1991. Notes (a) and (b) to the data contained in Item 6 "--selected financial data" also apply to the preparation of the following table.

                                                                              YEAR ENDED NOVEMBER 30,
                                                                    ----------------------------------------
                                                                     1993             1992             1991
                                                                    ------           ------           ------
                                                                              (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales                                                           $683.2           $654.2           $625.9
                                                                    ------           ------           ------
Costs and expenses:
  Cost of goods sold                                                 362.7            354.6            365.1
  Selling, general and administrative                                217.0            215.8            207.6
  Amortization of intangibles                                         14.3             15.7             21.8
  Interest expense, net                                               37.9             42.7            116.7
                                                                    ------           ------           ------
                                                                     631.9            628.8            711.2
                                                                    ------           ------           ------
     Income (loss) before income tax
       and extraordinary item                                         51.3             25.4            (85.3)
Income tax (benefit)                                                  22.7             15.4            (11.8)
                                                                    ------           ------           ------
     Income (loss) before extraordinary item                          28.6             10.0            (73.5)
Extraordinary loss                                                     2.9               --               --
                                                                    ------           ------           ------
     Net income (loss)                                              $ 25.7           $ 10.0           $(73.5)
                                                                    ======           ======           ======

YEAR ENDED NOVEMBER 30, 1993 COMPARED WITH YEAR ENDED NOVEMBER 30, 1992

    NET SALES. Net sales for the year ended November 30, 1993 ("Fiscal 1993"), increased primarily due to higher average unit selling prices resulting from significant unit growth in the new higher end Posturepedic line and increased sales of wood furniture products.

    Total net sales to Sears, Roebuck and Company ("Sears"), the Company's largest customer, increased approximately 2%, or $1.5 million, in Fiscal 1993. In addition to Sealy brand bedding, the Company manufactures private label bedding for Sears which accounts for approximately 5% of the Company's total net sales on an annual basis. Sometime during the third quarter of 1994, the Company will no longer manufacture Sears' private label bedding. Although there can be no assurances, the Company expects continued consumer acceptance of its new Posturepedic line and improved operating efficiencies, which, if achieved, should result in this decision by Sears not having a material adverse impact on Sealy's operating revenues or cash flows for fiscal year 1994.

    COST OF GOODS SOLD. As a percentage of net sales, cost of goods sold for Fiscal 1993 decreased 1.1 percentage points to 53.1%. This improvement in costs as a percentage of net sales can be attributed to an improved product mix resulting from consumer acceptance of the new Posturepedic line, and lower material costs due to better raw material management and price efficiencies. Overhead has also decreased as a percent of net sales due to the effects of plant consolidations and more efficient operational processes.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for Fiscal 1993 increased slightly by approximately $1 million. In Fiscal 1993, the Company's marketing emphasis was focused on increasing the brand loyalty of its products through more extensive national advertising which increased to $20 million in Fiscal 1993 from $10 million in the prior fiscal year. The Company intends to further increase this marketing emphasis in 1994. In addition, higher spending on cooperative advertising and a charge for plant consolidation expenditures in Fiscal 1993 were partially offset by lower promotion, incentive bonus, consulting, executive severance, management stock awards, performance share plan expense and bad debt expenses.

    The Company's Performance Share Plan (the "Plan") effective in 1992 provides for the issuance to key employees of the Company and its subsidiaries of performance share units, each of which represents the right to receive, without any additional consideration, up to one share of Class A Common Stock of the Company (the "Shares"), based on the extent to which the Company achieves specified cumulative operating cash flow targets over the five-year period ending November 30, 1996 (the "Measurement Period").

    So long as the Plan is in effect, the Company expects to incur additional non-cash charges in future years for Plan expense. Based on the fair value of the Shares as of November 30, 1993, the Company expects to record an aggregate of approximately $11 million of such charges during the three year period ending November 30, 1996, which is the end of the Plan's Measurement Period.
To the extent that the fair value of the Shares or the number of performance share units outstanding increases or decreases, or management's estimate of the cumulative cash flow targets achieved during the Plan period changes, such non-cash charges will be adjusted to give cumulative effect to the Plan expense recorded in prior reporting periods. See Part III, Item 11. "--Executive Compensation --Long Term Incentive Plan Awards in Last Fiscal Year" Note (a), included elsewhere herein.

    As a percentage of net sales, selling, general and administrative expenses decreased 1.2 percentage points from 33.0% to 31.8%.


    AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased as a result of the Acquisition.

    INTEREST EXPENSE, NET. Interest expense, net for Fiscal 1993 decreased 11.3%, or $4.8 million, due primarily to a net reduction of approximately $37.3 million in the amount of indebtedness and a reduction in interest rates on Senior Subordinated Notes from 12.4% to 9 1/2% as a result of the May 7, 1993 Refinancing.

    INCOME TAX. The Company's effective income tax rates for Fiscal 1993 differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials and state and local taxes. See Note 7 to the Consolidated Financial Statements.

    EXTRAORDINARY LOSS. During 1993, the Company recorded a $2.9 million charge, net of income tax of $1.5 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the Refinancing.

    NET INCOME. For the reasons set forth above, net income for Fiscal 1993 improved $15.7 million to $25.7 million.

YEAR ENDED NOVEMBER 30, 1992 COMPARED WITH YEAR ENDED NOVEMBER 30, 1991

    NET SALES. Net sales for the year ended November 30, 1992 ("Fiscal 1992") increased principally due to higher average unit selling prices resulting from a shift in sales to higher priced Posturepedic products and also from increased unit shipments. The Company's sales increases were concentrated in its top 100 customers as retailers continued to consolidate and the largest customers increased their presence in the marketplace. Net sales to Sears, the Company's largest customer, increased approximately 13%, or $10.0 million.

    COST OF GOODS SOLD. Cost of goods sold for Fiscal 1992 decreased 2.9% or $10.5 million. This improvement was primarily due to lower material costs resulting from more efficient utilization of materials, price efficiencies, improved manufacturing processes, efficiency gains due to higher production volume and savings resulting from prior plant consolidations.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for Fiscal 1992 increased 4.0%, or $8.2 million, due to higher spending on cooperative advertising, executive severance, incentive bonuses, and non-cash charges of $2.1 million for management stock awards, partially offset by reductions in consulting and bad debt expenses.

    A non-cash charge of $5.4 million was incurred for Fiscal 1992 in connection with the implementation of the Plan. So long as the performance share plan (the "Plan") is in effect, the Company expects to incur additional non-cash charges in future years for Plan expense. Based on the fair value of the Shares as of Fiscal 1992, the Company expected to record approximately $16 million of such charges during the four years ending November 30, 1996.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased due to a reduction in goodwill and other intangibles resulting from the Recapitalization.

    INTEREST EXPENSE, NET. Interest expense, net for Fiscal 1992 decreased 63.4%, or $74.0 million, to $42.7 million, due primarily to a net reduction in the amount of indebtedness of approximately $334 million and a reduction in the interest rate resulting from the exchange of debt securities bearing interest at 15.5% and 14.0% to new debt securities with an original principal amount of $116.7 million bearing interest at 12.4%, both of which resulted from the Recapitalization. In addition, but to a lesser extent, lower effective interest rates under the Old Credit Agreement contributed to the decrease in interest expense, net.

    INCOME TAX (BENEFIT). The Company's effective income tax rates for Fiscal 1992 differ from the federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials and state and local taxes. See Note 7 to the Consolidated Financial Statements.

    NET INCOME (LOSS). For the reasons set forth above, net income (loss) for Fiscal 1992 improved from a net loss of $73.5 million to net income of $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

    During Fiscal 1993, the Company's principal source of funds consisted of cash flow from operating activities and net proceeds from borrowings. Its principal uses of funds consisted of payments of principal and interest on its secured indebtedness and capital expenditures. On May 7, 1993, the Company completed the Refinancing which consisted of (i) the sale of $200.0 million of 9 1/2% Senior Subordinated Notes Due 2003 (the "Notes") pursuant to a public offering, (ii) the application of $194.5 million of net proceeds therefrom to redeem all of the Company's approximately $139.6 million of 12.4% Senior Subordinated Notes Due 2001 and to reduce amounts outstanding under the Company's credit agreement existing prior thereto and (iii) the execution of a new secured credit agreement (the "New Credit Agreement") providing for two term loan facilities together aggregating $250.0 million (together, the "New Term Loan Facility") and a $75.0 million revolving credit facility (the "New Revolving Credit Facility").

    As a result of the Refinancing, the Company's principal payments over the next four years have been significantly reduced and the average life of such indebtedness has been increased under the New Credit Agreement. In addition, the maturity on the Company's subordinated debt has been extended by two years to 2003. Further, the Company believes that, in general, the covenants contained in the New Credit Agreement and Notes are less restrictive than the covenants in effect prior to the Refinancing, permit significantly increased capital expenditures and allow the Company to utilize a greater portion of its excess cash flow.

    The Refinancing has, and will result in, increased cash interest expense obligations during the two fiscal years ending November 30, 1994, due to (i) the additional indebtedness incurred to pay the fees and expenses associated with the Refinancing, and (ii) paying interest on the Notes in cash over this period, whereas interest on the 12.4% Senior Subordinated Notes Due 2001 would have been payable in whole, or in part, in additional securities. Based on the Company's operating results since the Recapitalization, management expects that the Company will continue to generate cash flow from operations sufficient to meet these higher initial cash interest payments.

    The outstanding term loans under the New Credit Agreement at November
30, 1993 totalled $196.8 million. During the fiscal year ended November 30, 1994, the scheduled amortization under the New Credit Agreement is $21.2 million. Under the terms of the New Credit Agreement, the Company is required to make certain mandatory principal prepayments of the Term Loans in the event of the sale of any of the Company's principal operating subsidiaries, certain sales of assets, excess cash flow, sales of stock and issuances of new debt securities and in certain other circumstances. In addition, the Company is permitted to make voluntary prepayments. During Fiscal 1993, the Company made prepayments of $33.2 million under these provisions. The principal source of such funds was from operations, the collection of a long-term note receivable and the sales of idle plant facilities. Such prepayments will reduce pro rata future annual amounts to be amortized under the New Credit Agreement. In addition, the Company made the scheduled principal payments aggregating $20.0 million in 1993 principally from operations.

    Pursuant to the New Credit Agreement, the outstanding principal amount under the New Revolving Credit Facility must not exceed a certain amount for a thirty day period during each fiscal year of the Company. The Company is also subject to certain affirmative and negative covenants under both the New Credit Agreement and the indenture under which the Notes were issued ( the "Note Indenture"), including, without limitation, requirements and restrictions with respect to capital expenditures, dividends, working capital, cash flow, net worth and other financial ratios.

    Since the Refinancing, the maximum amount outstanding under the New Revolving Credit Facility, excluding outstanding letters of credit, was $9.0 million. At November 30, 1993, the Company had approximately $53 million available under the New Revolving Credit Facility, with $3.0 million outstanding and letters of credit issued totalling approximately $19 million.

    Capital expenditures totalled $15.0 million in Fiscal 1993. Management believes that annual capital expenditure limitations in the New Credit Agreement will not significantly inhibit the Company from meeting its ongoing operating needs. The Company plans to fund fiscal year 1994 capital expenditures with cash from operations and borrowings under the New Revolving Credit Facility. Based on operating results achieved since the Refinancing, management believes that the Company will have the necessary liquidity for the next several years to fund its expected capital expenditures, obligations under the New Credit Agreement and the Subordinated Notes, future environmental liabilities, if any, and for other needs required to manage its business through cash flow from operations and availability under the New Revolving Credit Facility.

    The Company's net weighted average borrowing cost was 8.3% for Fiscal 1993.

FOREIGN OPERATIONS AND EXPORT SALES

    The Company has foreign operations in Canada which had net sales of approximately $42 million, $46 million and $43 million, and operating income of approximately $8 million in each of the years ended November 30, 1993, 1992 and 1991. The Company's operations in Canada had identifiable assets, excluding intercompany receivables and payables, of approximately $30 million, $20 million and $24 million as of November 30, 1993, 1992 and 1991, respectively. The Company has no other foreign operations and there were no sales from the Canadian operations to domestic operations in the three-year period ended November 30, 1993.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                               SEALY CORPORATION

                       Consolidated Financial Statements

                           November 30, 1993 and 1992

                  (With Independent Auditors' Report Thereon)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sealy Corporation:

We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (Company) as of November 30, 1993 (Successor) and 1992 (Pre-Successor), and the related consolidated statements of operations, stockholders' equity, and cash flows for the ten months ended November 30, 1993 (Successor period); for the two months ended January 31, 1993, the year ended November 30, 1992 and the one month ended November 30, 1991 (Pre-Successor periods); and for the eleven months ended October 31, 1991 (Predecessor period). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for the Successor period, Pre-Successor periods, and Predecessor period, as listed in
Item 14(a)(2) of Form 10-K of Sealy Corporation for the year ended November 30, 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries at November 30, 1993 and 1992, and the results of their operations and their cash flows for the Successor period, Pre-Successor periods, and Predecessor period, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the Successor period, Pre-Successor periods, and Predecessor period, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on February 12, 1993 a majority of the outstanding common stock of the Company was acquired in a business combination accounted for as a purchase. Further, on November 6, 1991, the Company completed a recapitalization which resulted in a change in control of the Company. These transactions have been accounted for under the purchase method and accordingly the consolidated financial statements of the Company for the Successor period, Pre-Successor periods, and Predecessor period are presented on a different cost basis and therefore, are not comparable.

As discussed in Notes 1 and 7 to the consolidated financial statements, in connection with the application of purchase accounting, effective February 1, 1993 the Company changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


KPMG Peat Marwick

Cleveland, Ohio
January 28, 1994

                               SEALY CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)



                                                                            SUCCESSOR          PRE-SUCCESSOR
                                                                            ---------          -------------
                                                                                     NOVEMBER 30,
                                                                                     ------------
                                                                               1993                   1992
                                                                               ----                   ----
ASSETS
Current assets:
  Cash and equivalents                                                       $ 20,919               $ 12,749
  Accounts receivable, less allowance for doubtful
    accounts (1993 - $7,650; 1992 - $9,438)                                    72,128                 74,235
  Inventories                                                                  41,745                 39,164
  Deferred income taxes                                                        19,941                     --
  Prepaid expenses                                                              3,320                  3,260
                                                                             --------               --------
                                                                              158,053                129,408
Property, plant and equipment -- at cost:
  Land                                                                         14,505                 16,875
  Buildings and improvements                                                   58,147                 68,508
  Machinery and equipment                                                      74,681                 75,709
                                                                             --------               --------
                                                                              147,333                161,092
  Less accumulated depreciation                                                 7,228                 20,737
                                                                             --------               --------
                                                                              140,105                140,355
Other assets:
  Goodwill -- net of accumulated amortization
    (1993 - $10,652; 1992 - $26,849)                                          497,547                491,065
  Patents and other intangibles -- net of accumulated
    amortization (1993 - $1,128; 1992 - $4,207)                                 9,903                 11,256
  Debt issuance costs and other assets                                         17,499                  8,232
                                                                             --------               --------
                                                                              524,949                510,553






                                                                             --------               --------
                                                                             $823,107               $780,316
                                                                             ========               ========

                               SEALY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)



                                                                            SUCCESSOR          PRE-SUCCESSOR
                                                                            ---------          -------------
                                                                                     NOVEMBER 30,
                                                                                     ------------
                                                                               1993                   1992
                                                                               ----                   ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion -- long-term obligations                                   $ 21,728               $ 39,431
  Accounts payable                                                             28,603                 28,575
  Accrued expenses:
    Interest                                                                    3,474                  1,388
    Customer incentives                                                        13,739                 13,300
    Wages, commissions and bonuses                                             11,094                 13,849
    Profit sharing and pension                                                  3,630                  3,335
    Insurance                                                                   6,562                  6,761
    Plant consolidation                                                         7,341                  1,958
    Other                                                                      19,123                 17,298
                                                                             --------               --------
                                                                              115,294                125,895

Long-term obligations                                                         384,451                404,048
Other noncurrent liabilities                                                   17,160                 15,056
Deferred income taxes                                                          21,857                 56,112

Stockholders' equity:
  Preferred stock, $.01 par value; Authorized,
    10,000 shares; Issued, none                                                    --                     --
  Class A common stock, $.01 par value; Authorized,
    49,500 shares; Issued (1993 - 29,457; 1992 - 29,459)                          295                    295
  Class B common stock, $.01 par value; Authorized,
    500 shares; Issued, none                                                       --                     --
  Additional paid-in capital                                                  260,581                210,010
  Retained earnings (deficit)                                                  24,725                (29,581)
  Foreign currency translation adjustment                                      (1,256)                (1,519)
                                                                             ---------              --------
                                                                              284,345                179,205
Commitments and contingencies


                                                                             --------               --------
                                                                             $823,107               $780,316
                                                                             ========               ========


          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                   SUCCESSOR                      PRE-SUCCESSOR                     PREDECESSOR
                                                   ---------    ----------------------------------------------    --------------
                                                 Ten Months       Two Months         Year          One Month      Eleven Months
                                                   Ended            Ended            Ended            Ended            Ended
                                               Nov. 30, 1993    Jan. 31, 1993    Nov. 30, 1992    Nov. 30, 1991    Oct. 31, 1991
                                               -------------    -------------    -------------    -------------   --------------
Net sales                                          $579,704         $103,492         $654,249         $ 49,972         $575,959
                                                   --------         --------         --------         --------         --------

Costs and expenses:
  Cost of goods sold                                305,613           57,110          354,641           28,822          336,315
  Selling, general and administrative
     (including provisions for bad debts
     of $1,354, $265, $3,662, $257
     and $7,241, respectively)                      182,382           34,597          215,761           16,111          191,443
  Amortization of intangibles                        11,780            2,473           15,707            1,431           20,359
  Interest expense, net                              31,218            6,675           42,709            2,990          113,713
                                                   --------         --------         --------         --------         --------
                                                    530,993          100,855          628,818           49,354          661,830
                                                   --------         --------         --------         --------         --------
          Income (loss) before income tax
            and extraordinary item                   48,711            2,637           25,431              618          (85,871)
Income tax (benefit)                                 21,067            1,660           15,447              671          (12,513)
                                                   --------         --------         --------         --------         ---------
          Income (loss) before extraordinary
            item                                     27,644              977            9,984              (53)         (73,358)
Extraordinary loss from early
     extinguishment of debt (net of
     income taxes of $1,504)                          2,919               --               --               --               --
                                                   --------         --------         --------         --------         --------
          Net income (loss)                        $ 24,725         $    977         $  9,984         $    (53)        $(73,358)
                                                   ========         ========         ========         ========         ========

Earnings (loss) per common share:
  Income (loss) before extraordinary item          $    .91         $    .03         $    .34         $     --         $ (24.55)
  Extraordinary loss                                   (.10)              --               --               --               --
                                                   --------         --------         --------         --------         --------
          Net income (loss)                        $    .81         $    .03         $    .34         $     --         $ (24.55)
                                                   ========         ========         ========         ========         ========

Weighted average number of common
  shares and equivalents outstanding
  during period                                      30,496           30,062           29,672           29,298            2,988



          See accompanying notes to consolidated financial statements.

                              SEALY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                      Foreign
                                                                    Additional        Retained        Currency
                                         Common       Stock          Paid-in          Earnings       Translation
                                         Shares       Amount         Capital          (Deficit)       Adjustment       Total
                                        --------    ---------      -----------    -------------       ----------     ---------
PREDECESSOR
November 30, 1990                         2,988       $ 30           $161,842        $ (77,296)        $   161        $ 84,737
  Net loss                                   --         --                 --          (73,358)             --         (73,358)
  Foreign currency translation               --         --                 --               --             696             696
                                         ------       ----           --------        ---------         -------        --------
October 31, 1991                          2,988       $ 30           $161,842        $(150,654)        $   857        $ 12,075
                                         ======       ====           ========        =========         =======        ========

PRE-SUCCESSOR
November 1, 1991 (reflects the
    issuance of 26,310 common
    shares in connection with
    the Recapitalization)                29,298       $293           $205,130        $ (39,512)        $   857        $166,768
  Net loss                                   --         --                 --              (53)             --             (53)
  Foreign currency translation               --         --                 --               --            (180)           (180)
                                         ------       ----           --------        ---------         -------        --------
November 30, 1991                        29,298        293            205,130          (39,565)            677         166,535
  Net income                                 --         --                 --            9,984              --           9,984
  Performance share plan                     --         --              5,430               --              --           5,430
  Management stock awards,
    net of forfeitures                      161          2               (550)              --              --            (548)
  Foreign currency translation               --         --                 --               --          (2,196)         (2,196)
                                         ------       ----           --------        ---------         -------        --------
November 30, 1992                        29,459        295            210,010          (29,581)         (1,519)        179,205
  Net income                                 --         --                 --              977              --             977
  Performance share plan                     --         --                905               --              --             905
  Foreign currency translation               --         --                 --               --             462             462
                                         ------       ----           --------        ---------         -------        --------
January 31, 1993                         29,459       $295           $210,915        $ (28,604)        $(1,057)       $181,549
                                         ======       ====           ========        =========         =======        ========

SUCCESSOR
February 1, 1993 (reflects the
    purchase of 27,630 common
    shares in connection with
    the Acquisition)                     29,459       $295           $259,854               --              --        $260,149
  Net income                                 --         --                 --        $  24,725              --          24,725
  Performance share plan                     --         --              2,204               --              --           2,204
  Valuation adjustment on
    common stock and warrants
    subject to repurchase                    --         --             (1,483)              --              --          (1,483)
  Repurchase of management
    stock, net of stock options
    exercised                                (2)        --                  6               --              --               6
  Foreign currency translation               --         --                 --               --         $(1,256)         (1,256)
                                         ------       ----           --------        ---------         -------        --------
November 30, 1993                        29,457       $295           $260,581        $  24,725         $(1,256)       $284,345
                                         ======       ====           ========        =========         =======        ========



          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     SUCCESSOR                  PRE-SUCCESSOR                     PREDECESSOR
                                                     ---------   ---------------------------------------------   -------------
                                                    Ten Months      Two Months       Year          One Month     Eleven Months
                                                      Ended           Ended          Ended           Ended           Ended
                                                 Nov. 30, 1993   Jan. 31, 1993   Nov. 30, 1992   Nov. 30, 1991   Oct. 31, 1991
                                                 -------------   -------------   -------------   -------------   -------------
Operating activities:
  Net income (loss)                                 $   24,725       $     977       $   9,984       $     (53)      $ (73,358)
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Extraordinary loss                                   2,919               -               -               -               -
    Depreciation                                         7,275           1,869          10,679             847          12,794
    Non cash interest expense                            4,157           2,664          15,092           1,005          34,773
    Non cash stock incentive expense                     2,204             905           7,512               -               -
    Deferred income taxes                               17,000             321          10,644             563         (16,607)
    Amortization of:
      Intangibles                                       11,780           2,473          15,707           1,431          20,359
      Debt issuance cost                                 2,394             202           1,303             216           3,247
      Debt discount                                          -               -               -               -           4,043
    Refinancing/acquisition-related expenses                 -               -               -               -           6,849
    Other, net                                           3,410             224          (1,809)            398           1,662
    Changes in:
      Accounts receivable                                3,131          (1,024)          2,225           3,534            (131)
      Inventories                                       (2,156)         (1,425)          4,492             590           9,950
      Prepaid expenses                                    (743)           (164)          1,139           3,131          (3,379)
      Accounts payable/accrued expenses/
        other noncurrent liabilities                     6,559          (8,299)          1,623          (2,711)         17,431
                                                    ----------       ---------       ---------       ---------       ---------
            Net cash provided by (used in)
              operating activities                      82,655          (1,277)         78,591           8,951          17,633
                                                    ----------       ---------       ---------       ---------       ---------
Investing activities, purchase of:
  Property, plant and equipment, net                    (8,421)         (3,082)         (8,363)           (483)            956
                                                    ----------       ---------       ---------       ---------       ---------
            Net cash (used in) provided by
              investing activities                      (8,421)         (3,082)         (8,363)           (483)            956
                                                    ----------       ---------       ---------       ---------       ---------
Financing activities:
  Proceeds from New Credit Agreement
    and sale of 9 1/2% Senior Subordinated
    Notes due 2003                                     450,000               -               -               -               -
  Repayment of Old Credit Agreement and
    12.4% Senior Subordinated Notes
    due 2001                                          (433,320)              -               -               -               -
  Repayment of long-term obligations, net              (63,468)          2,667         (67,167)        (24,164)          1,263
  Debt issuance costs                                  (17,557)              -               -               -               -
  Management investor redemptions                          (27)              -            (627)              -               -
  Refinancing/acquisition-related expenses                   -               -          (3,295)         (2,543)         (1,011)
                                                    ----------       ---------       ---------       ---------       ---------
            Net cash (used in) provided by
              financing activities                     (64,372)          2,667         (71,089)        (26,707)            252
                                                    ----------       ---------       ---------       ---------       ---------
Change in cash and equivalents                           9,862          (1,692)           (861)        (18,239)         18,841
Cash and equivalents:
  Beginning of period                                   11,057          12,749          13,610          31,849          13,008
                                                    ----------       ---------       ---------       ---------       ---------
  End of period                                     $   20,919       $  11,057       $  12,749       $  13,610       $  31,849
                                                    ==========       =========       =========       =========       =========
Supplemental disclosures:
  Taxes paid (received), net                        $    3,549       $     895       $   5,067       $     (48)      $   1,979
  Interest paid                                     $   26,295       $   1,037       $  27,756       $   3,632       $  64,060

In November 1991, the Company completed a Recapitalization under which approximately $534 million in face amount of, and interest on, its outstanding subordinated indebtedness to an affiliate ("MBLP") of First Boston Securities Corporation was exchanged for 26.3 million additional shares of common stock of the Company and a $116.7 million 12.4% Senior Subordinated Note.

          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

  (a)  BUSINESS

    Sealy Corporation (the "Company"), is engaged in the home furnishings business and produces mattresses, boxsprings, bedroom furniture and convertible sleep sofas. Substantially all of the Company's trade accounts receivable are from retail businesses. Sales to Sears, Roebuck & Co., the Company's largest customer, were approximately 12%, 17%, 13%, 15% and 12% of total net sales for the ten months ended November 30, 1993, the two months ended January 31, 1993, the year ended November 30, 1992, the one month ended November 30, 1991 and the eleven months ended October 31, 1991 (the "Reporting Periods"). The Company recognizes revenue upon shipment of goods to customers.

  (b)  PRINCIPLES OF OF SOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  (c)  CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

  (d)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are depreciated over their expected useful lives principally by the straight-line method for financial reporting purposes and by both accelerated and straight-line methods for tax reporting purposes.

  (e)  AMORTIZATION OF INTANGIBLES

    Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefitted. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future earnings. The amount of goodwill impairment, if any, would be measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

    Other intangibles include patents and trademarks which are amortized on the straight-line method over periods ranging from 5 to 17 years.

  (f)  NET EARNINGS (LOSS) PER COMMON SHARE

    Net earnings (loss) per common share is based upon weighted average number of shares of the Company's common stock and common stock equivalents outstanding for the periods presented. Common stock equivalents included in the computation, using the treasury stock method, represent shares issuable upon the assumed exercise of warrants, stock options and performance shares that would have a dilutive effect in periods in which there were earnings. Common stock equivalents had no material effect on the computation of earnings
(loss) per common share in the Reporting Periods.

                               SEALY CORPORATION

  (g)  INCOME TAXES

    In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    The Company adopted Statement 109 effective February 1, 1993, in connection with the Acquisition of the Company disclosed in Note 2. The adoption of Statement 109 had no material effect on the amount of income tax expense reported in the ten months ended November 30, 1993. Prior to February 1, 1993, the Company followed Statement of Financial Accounting Standard No. 96 ("Statement 96") to account for income taxes.

  (h)  RECLASSIFICATION

    Certain items in the consolidated financial statements for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

(2)  BASIS OF ACCOUNTING

    On February 12, 1993, Zell/Chilmark Fund, L.P. ("Zell/Chilmark") led an investor group (the "Zell/Chilmark Purchasers") which purchased the 93.6% equity interest in the Company (the "Acquired Shares") held by MB L.P. I, an affiliate of The First Boston Corporation ("MBLP"), for a cash purchase price of $250 million (the "Acquisition").

    The Company employed the purchase method of accounting for the Acquisition. The consolidated financial statements as of November 30, 1993 and for the ten months then ended reflect an allocation of the sum of the total consideration paid in the Acquisition for the approximately 94% equity interest and the remaining 6% equity interest valued at historical book value (collectively, the "New Basis"). A summary of the New Basis follows:

             Acquisition of 27,630,000 Common Shares                          $250.0
             Historical basis of shares held by
               continuing stockholders                                          10.1
                                                                              ------
                  Total New Basis                                             $260.1
                                                                              ======

     The New Basis has been allocated to the tangible and identifiable intangible assets and liabilities of the Company as of February 1, 1993 based, in large part, upon independent appraisals of their fair values, with the remainder of the New Basis allocated to goodwill.

     The New Basis in excess of historical book value of the identifiable net assets acquired is as follows:

             Total New Basis                                                  $260.1
             Less historical net book value                                    181.5
                                                                              ------
                  Excess New Basis allocated to net assets                    $ 78.6
                                                                              ======

                               SEALY CORPORATION

     The excess New Basis has been allocated as follows:

         Increase (decrease) in net assets:

             Property, plant and equipment                                    $ (4.0)
             Deferred taxes                                                     69.9
             Other, net                                                         (6.7)
             Goodwill, net                                                      19.4
                                                                              ------
                                                                              $ 78.6
                                                                              ======

    A favorable ruling with respect to certain tax contingencies and the recognition of available net operating loss carryforwards has been reflected as purchase accounting adjustments in the allocation of the New Basis.

    On November 6, 1991, the Company completed a recapitalization (the "Recapitalization") in which the Company's capital structure was significantly improved, the face amount of its indebtedness and interest thereon held by MBLP was reduced by approximately $417 million, the Company's interest expense obligations were substantially reduced and the principal repayment schedule on a portion of the Company's existing bank term loan facility was extended. As a result of an exchange in April 1990 of certain outstanding debt issued to First Boston Securities Corporation ("FBSC") for new debt at lower interest rates plus additional common stock (the "Exchange"), and subsequent Recapitalization in November 1991, MBLP (as successor transferee by FBSC) obtained a controlling interest in the Company. These transactions have been accounted for under the purchase method of accounting as a step acquisition.

    As a result of the required purchase accounting adjustments, the post-Acquisition financials as of and for the ten months ended November 30, 1993, (the "Successor Financials") are not comparable to the pre-Acquisition financials for the two months ended January 31, 1993, the year ended November 30, 1992 and the one month ended November 30, 1991 (collectively, the "Pre-Successor Financials", which were prepared on the Recapitalization basis of accounting), and are not comparable to the pre-Recapitalization financials for the eleven months ended October 31, 1991 (the "Predecessor Financials").

(3)  INVENTORIES

    Inventories are valued at cost not in excess of market, using the first-in, first-out (FIFO) method. The major components of inventory as of November 30, 1993 and 1992 were as follows:


                                                                    SUCCESSOR            PRE-SUCCESSOR
                                                                    ---------            -------------
                                                                       1993                   1992
                                                                      ------                 ------
                                                                           (IN THOUSANDS)
         Raw materials                                              $31,573                 $28,041
         Work in process                                              3,782                   3,235
         Finished goods                                               6,390                   7,888
                                                                    -------                 -------
                                                                    $41,745                 $39,164
                                                                    =======                 =======

                               SEALY CORPORATION

(4)  LONG-TERM OBLIGATIONS


                                                                  SUCCESSOR            PRE-SUCCESSOR
                                                                  ---------            -------------
                                                                            NOVEMBER 30,
                                                                  ----------------------------------
                                                                     1993                    1992
                                                                  ---------               ----------
                                                                           (IN THOUSANDS)
      Secured Credit Agreement:
         Revolving Credit Facility                                 $  3,000                $  6,000
         Term Loan Facility                                         196,774                 293,385
      9 1/2% Senior Subordinated Notes Due 2003                     200,000                      -
      12.4% Senior Subordinated Notes Due 2001                            -                 132,819
      Other                                                           6,405                  11,275
                                                                   --------                --------
                                                                    406,179                 443,479

     Less current portion                                            21,728                  39,431
                                                                   --------                --------
                                                                   $384,451                $404,048
                                                                   ========                ========


     On May 7, 1993, the Company completed a refinancing plan (the "Refinancing"), which consisted of (i) the sale of $200.0 million of 9 1/2% Senior Subordinated Notes Due 2003 (the "Notes") pursuant to a public offering,
(ii) the application of $194.5 million of net proceeds therefrom to redeem all of the then outstanding 12.4% Senior Subordinated Notes of the Company Due 2001 (approximately $139.6 million), and to reduce amounts outstanding under the Company's existing credit agreement prior thereto (the "Old Credit Agreement") and (iii) the execution of a new secured credit agreement (the "New Credit Agreement") with a new group of senior lenders providing for two term loan facilities (together, the "New Term Loan Facility") and a revolving credit facility (the "New Revolving Credit Facility") in connection with the refinancing of the Old Credit Agreement. During May 1993, the Company recorded a $2.9 million extraordinary loss, net of income tax of $1.5 million, representing the remaining unamortized debt issuance costs related to the long term obligations repaid as a result of the Refinancing.

    The Notes mature on May 1, 2003 and bear interest at the rate of 9 1/2% per annum from May 7, 1993, payable semiannually in cash on May 1 and November 1 of each year, commencing November 1, 1993. The Notes may be redeemed at the option of the Company on or after May 1, 1998, under the conditions and at the redemption prices as specified in the note indenture, dated as of May 7, 1993, under which the Notes were issued (the "Note Indenture"). Notwithstanding the foregoing, at any time prior to May 1, 1996, the Company may redeem with the net proceeds of one or more Public Equity Offerings as defined in the Note Indenture, up to $60.0 million aggregate principal amount of the Notes at the redemption prices as specified in the Note Indenture. The Notes are subordinated to all existing and future Senior Debt of the Company as defined in the Note Indenture.

    The New Credit Agreement provides for loans of up to $325 million and consists of the $75 million New Revolving Credit Facility and the $250 million New Term Loan Facility. The New Revolving Credit Facility provides sublimits for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million ("Swing Loans"). The New Revolving Credit Facility terminates and is due and payable on November 30, 1998 unless extended as provided for in the New Credit Agreement.

                               SEALY CORPORATION

    The New Term Loan Facility consists of a $175 million term loan (the "Tranche A Term Loan") and a $75 million term loan (the "Tranche B Term Loan") (collectively, the "Term Loans"). Under the terms of the New Credit Agreement, the Company is required to make certain mandatory principal prepayments of the Term Loans in the event of the sale of any of the Company's principal operating subsidiaries, certain sales of assets, excess cash flow, sales of stock and issuances of new debt securities and in certain other circumstances. In addition, the Company is permitted to make voluntary prepayments. During the year ended November 30, 1993, the Company made prepayments of $33.2 million under these provisions. Such prepayments will reduce pro rata future annual amounts to be amortized under the New Credit Agreement. In addition, the Company made the scheduled principal payments aggregating $20 million in 1993. After application of the 1993 prepayments, the Term Loans amortize according to the following schedule:


                         Term                    Annual Amounts to be Amortized
                         ----                    ------------------------------
                                                        (in thousands)
                         1994                               $ 21,241
                         1995                                 21,241
                         1996                                 29,737
                         1997                                 29,737
                         1998                                 29,737
                         1999                                 32,541
                         2000                                 32,540
                                                            --------
                                                            $196,774
                                                            ========


    In addition, the outstanding principal amount under the New Revolving Credit Facility must not exceed a certain amount for a thirty day period during each fiscal year of the Company. The Company is also subject to certain affirmative and negative covenants under both the New Credit Agreement and the
Note Indenture, including, without limitation, requirements and restrictions with respect to capital expenditures, dividends, working capital, cash flow, net worth and other financial ratios.

    At November 30, 1993, the Company had approximately $53 million available under the Revolving Credit Facility, with $3 million outstanding and letters of credit issued totalling approximately $19 million. A commitment fee of 0.50% per annum on the unused portion of the New Revolving Credit Facility is payable quarterly in arrears. Two separate interest rate options exist and are available to the Company at its option as follows:

    (a)  A Base Rate plus a Base Rate Applicable Margin; or
    (b)  A Eurodollar Rate plus a Eurodollar Applicable Margin.

    Borrowings under the Revolving Credit Facility and the Tranche A Term Loan initially have a Base Rate Applicable Margin of 1.25% and a Eurodollar Applicable Margin of 2.50%. The Tranche B Term Loan initially has a Base Rate Applicable Margin of 1.75% and a Eurodollar Applicable Margin of 3.00%. The initial Base Rate Applicable Margin and Eurodollar Applicable Margin are in effect until May 6, 1994, and thereafter are subject to decreases or increases (not in excess of initial applicable margins) based on the Company's leverage ratio as defined in the New Credit Agreement.

    The Secured Credit Agreement requires that interest rate protection be maintained on an aggregate notional amount at least equal to 50% of outstanding Term Loans during the period from August 5, 1993 through at least May 7, 1996.

                               SEALY CORPORATION

    All obligations of the Company under the Credit Agreement are jointly and severally guaranteed by each direct and indirect domestic subsidiary of the Company and secured by first priority liens on and security interests in substantially all of the assets of the Company and its domestic subsidiaries and by first priority pledges of substantially all of the capital stock of most of the subsidiaries of the Company.


(5)  LEASE COMMITMENTS

    The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at November 30, 1993.

                                                                         COMMITMENTS UNDER
                                                            ----------------------------------------------
                                                                                                 SUBLEASE
                                                              OPERATING       CAPITALIZED          RENTAL
         YEAR ENDED NOVEMBER 30,                                LEASES           LEASES            INCOME
         -----------------------                              ---------         --------           ------
                                                                             (IN THOUSANDS)
         1994                                                   $7,104            $383              $153
         1995                                                    6,356             375               153
         1996                                                    5,880             373               153
         1997                                                    4,561             372               153
         1998                                                    3,251             370               102
         Later years                                             5,988           1,130                 -
                                                               -------          ------              ----
                                                               $33,140          $3,003              $714
                                                               =======                              ====
Less amount representing interest                                                  762
                                                                                ------
Present value of minimum lease payments
  of capitalized leases                                                         $2,241
                                                                                ======

    At November 30, 1993, property, plant and equipment included approximately $2.2 million of aggregate cost and $0.1 million of accumulated depreciation related to assets under capitalized leases.

    Rental expense charged to operations is as follows:

                                  SUCCESSOR                     PRE-SUCCESSOR                      PREDECESSOR
                                  ---------    -----------------------------------------------   --------------
                                Ten Months       Two Months         Year          One Month      Eleven Months
                                  Ended             Ended           Ended            Ended          Ended
                              Nov. 30, 1993    Jan. 31, 1993    Nov. 30, 1992    Nov. 30, 1991    Oct. 31, 1991
                              -------------    -------------    -------------    -------------    -------------
                                                               (in thousands)
Minimum rentals                    $7,580           $1,516           $ 9,035            $754           $8,450
Contingent rentals (based
  upon delivery equipment
  mileage)                            775              155             1,114              83              757
                                   ------           ------           -------            ----           ------
                                   $8,355           $1,671           $10,149            $837           $9,207
                                   ======           ======           =======            ====           ======

    The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2015. Most of the operating leases provide for increased rent through increases in general price levels.

                               SEALY CORPORATION

(6)  STOCK OPTION PLAN

    The Company adopted the 1989 Stock Option Plan ("1989 Plan") in 1989 and the 1992 Stock Option Plan ("1992 Plan") in 1992 and reserved 100,000 shares and 600,000 shares, respectively, of Class A Common Stock for future issuance. Options under the 1989 Plan and the 1992 Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code.

    During fiscal years 1990 and 1991, the Company issued options under the 1989 Plan totalling 8,250 shares (net of subsequent forfeitures) of which 7,937 are exercisable at November 30, 1993. The remaining 1989 Plan options are cumulatively exercisable as to one quarter of the underlying shares on each of the first through fourth anniversaries of date of grant. Any unexercised options terminate on the tenth anniversary of the date of grant or earlier, in connection with termination of employment. The exercise price for all 1989 Plan options exercisable or outstanding as of November 30, 1993 is $50.00 per share. No 1989 Plan options have been exercised since the date of grant.

    During fiscal years 1992 and 1993, the Company granted nonqualified options totalling 198,000 shares (net of subsequent forfeitures) under the 1992 Plan. The options granted in 1992 totalled 92,000 with an exercise price of $7.52 per share, and the options granted in June, 1993 totalled 106,000 and have an exercise price of $9.05 per share. The 1992 Plan options are exercisable 25% upon grant and 25% per year thereafter. The exercise price is equal to the estimated fair value of the Company's stock at the date of grant. 1992 Plan options totalling 750 shares were exercised during 1993. At November 30, 1993, options for 72,500 shares issued under the 1992 Plan are exercisable.

    During fiscal year 1993 the Company adopted the 1993 Non-Employee Director Stock Option Plan, providing for the one-time automatic grant of ten-year options to acquire up to 10,000 shares of Class A Common Stock of the Company (the "Shares") to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Non-Employee Director Stock Option Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. The exercise price of options granted pursuant to this Plan increases on each anniversary date of such grant by 4% compounded annually. Pursuant to this Plan, the Company granted options to acquire up to 50,000 Shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per Share.

    (7)  INCOME TAXES

    As discussed in Note 1(g), the Company adopted Statement 109 effective February 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

                               SEALY CORPORATION

         The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) attributable to income from continuing operations consists of:

                              SUCCESSOR                           PRE-SUCCESSOR                      PREDECESSOR
                              ---------       -------------------------------------------------    --------------
                             Ten Months          Two Months       Year             One Month       Eleven Months
                              Ended              Ended            Ended             Ended            Ended
                            Nov. 30, 1993      Jan. 31, 1993    Nov. 30, 1992     Nov. 30, 1991    Oct. 31, 1991
                            -------------      -------------    -------------     -------------    -------------
Current:
  Federal                          $    -           $  674           $    -            $  -         $      -
  State and local                     589               28              766              48              115
  Canada and
    Commonwealth of
    Puerto Rico                     3,478              637            4,037              60            3,979
                                  -------           ------          -------            ----         --------
                                    4,067            1,339            4,803             108            4,094
Deferred                           17,000              321           10,644             563          (16,607)
                                  -------           ------          -------            ----         -------
Income tax expense
  (benefit)                       $21,067           $1,660          $15,447            $671         $(12,513)
                                  =======           ======          =======            ====         ========


    Income before income taxes from Canadian operations amount to $7,255, $1,140, $7,972, $25 and $8,933 for the Reporting Periods.

    The differences between the effective tax rate and the statutory U.S. Federal income tax rate are explained as follows:

                                SUCCESSOR                      PRE-SUCCESSOR                      PREDECESSOR
                                ---------   ------------------------------------------------    -------------
                               Ten Months       Two Months        Year           One Month      Eleven Months
                                Ended           Ended             Ended            Ended           Ended
                            Nov. 30, 1993    Jan. 31, 1993    Nov. 30, 1992    Nov. 30, 1991    Oct. 31, 1991
                            -------------    -------------    -------------    -------------    -------------
Income tax expense
  (benefit) computed at
  statutory U.S. Federal
  income tax rate                 35.0%             34.0%           34.0%            34.0%            (34.0)%
State and local income
  taxes, net of Federal
  tax benefit                      4.3               2.0             7.3             20.0                .8
Permanent differences
  resulting from purchase
  accounting                       5.4              20.6            16.8             48.9               5.5
Tax on repatriation of income
  from foreign affiliate           -                 -               -                -                 5.0
Foreign tax rate differential      1.3               6.3             3.6              3.1                .7
Limitation of income tax
  benefit recognized under
  Statement 96                     -                 -               -                -                 8.7
Other items, net                  (2.8)              -              (1.0)             2.6              (1.3)
                                  ----              --              ----            -----             -----
                                  43.2%             62.9%           60.7%           108.6%            (14.6)%
                                  =====             =====           =====           ======            =======

    As required by Statement 109, the significant components of deferred income tax expense attributable to income from continuing operations for the ten months ended November 30, 1993 include adjustments to deferred tax assets and liabilities for enacted changes in tax rates of $216, and the recognition of the benefit of Successor net operating losses of $1,936.

                               SEALY CORPORATION

    As required under Statement 96, deferred income taxes are provided for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The sources of these differences and the effects of changes from these differences on the deferred tax expense (benefit) are as follows:

                                                               PRE-SUCCESSOR                      PREDECESSOR
                                               -----------------------------------------------   --------------
                                                 Two Months         Year          One Month      Eleven Months
                                                 Ended              Ended            Ended          Ended
                                               Jan. 31, 1993    Nov. 30, 1992    Nov. 30, 1991    Oct. 31, 1991
                                               -------------    -------------    -------------    -------------
Depreciation                                          $224          $   515        $     94        $       7
Interest swap rate payments                            961            3,037               -                -
Write down of idle manufacturing
  facilities                                           104            2,546               -           (1,900)
Amortization of intangible assets                      370            4,111             899              203
Inventory                                              (12)             965             (24)            (492)
Salaries and fringe benefits                          (583)            (227)          1,301           (3,640)
Bad debt expense                                      (905)           2,310             (33)          (2,417)
Net operating losses utilized to eliminate
  deferred tax liabilities                               -           (2,397)         (1,615)          (8,107)
Other                                                  162             (216)            (59)            (261)
                                                      ----         --------        --------        ---------
  Deferred income tax expense                         $321          $10,644         $   563         $(16,607)
                                                      ====          =======         =======         ========


    At November 30, 1993, the total deferred tax assets are $44,464, the total deferred tax liabilities are $33,257, and the valuation allowance is $13,123. The significant components of the deferred tax assets are accrued salaries and benefits of $11,699 and the net operating loss carryforwards of $19,579, and of the deferred tax liabilities are property, plant and equipment of $26,439 and intangible assets of $7,154.

    As a result of the Recapitalization, the future usage of net operating losses created prior to November 6, 1991 will be substantially limited. The Company has net operating loss carryforwards of approximately $43 million for U.S. Federal income tax purposes. These losses cannot be carried back against income of prior periods, and will expire, if not utilized, by the year 2008. The entire amount of the valuation allowance, the amount which has not changed since the adoption of Statement 109, shall be allocated to goodwill should the tax benefit for deferred tax assets, to which the valuation allowance relates, be subsequently realized.

     A provision has not been made for U.S. or foreign taxes on undistributed earnings of subsidiaries which operate in Canada and Puerto Rico. Upon repatriation of such earnings, withholding taxes might be imposed that are then available for use as credits against a U.S. Federal income tax liability, subject to certain limitations. The amount of taxes that would be payable on repatriation of the entire amount of undistributed earnings is immaterial.

(8)  RETIREMENT PLANS

    Substantially all employees are covered by profit sharing plans, where specific amounts are set aside in trust for retirement benefits. The Company has defined benefit pension plans covering a limited number of employees pursuant to negotiated labor contracts. The funded status of the defined benefit pension plans, as well as the amounts expensed for the Reporting Periods, are considered immaterial. The total profit sharing and pension expense was $4.0 million, $0.8 million, $4.1 million, $0.3 million and $4.5 million for the Reporting Periods, respectively.

                               SEALY CORPORATION

(9)  WARRANTS

  SERIES A AND SERIES B WARRANTS


    As part of the Recapitalization, the Series A and Series B Warrants (collectively, "Restructure Warrants") were issued under a Warrant Agreement ("Agreement I") dated as of November 6, 1991 between the Company and its subsidiary, Sealy, Inc., as warrant agent. Each holder (other than MBLP) of the Company's common stock immediately prior to the Recapitalization received warrants entitling all such holders to future ownership (when added to their then existing holdings) of up to 21.6% of the fully diluted common stock of the Company upon exercise. The Restructure Warrants, when exercised, will entitle the Holder thereof to receive one share of Class A Common Stock of the Company in exchange for the exercise price of $16.00 per share for Series A warrants and $22.50 per share for Series B warrants, subject to adjustment under certain circumstances. The Series A and Series B Warrants are exercisable into 4,288,700 and 1,649,500 shares of Class A Common Stock of the Company, respectively.

    The Restructure Warrants are exercisable at any time and from time to time on or prior to November 6, 2001 ("Expiration Date"). The Restructure Warrants may terminate and become void prior to the Expiration Date in the event that such warrants are redeemed as described below or if, prior to November 6, 1996 (after notice to Restructure Warrant holders, who may then exercise such warrants), the Company merges or consolidates with another entity with the other entity as the survivor.

    The Company has the right to redeem the Restructure Warrants on any date after November 6, 1996 at a redemption price per share as defined in Agreement I.


  MERGER WARRANTS


    Merger Warrants were issued under a Warrant Agreement ("Agreement II") dated as of August 1, 1989 between the Company and First Chicago Trust Company of New York, as warrant agent. Each Merger Warrant, when exercised, will entitle the holder thereof to receive one fiftieth of one share of Class B Common Stock of the Company in exchange for the exercise price of $.01 per share, subject to adjustment under certain circumstances.

    The Merger Warrants are exercisable after August 9, 1995 or upon the occurrence of certain other events as described in Agreement II.

    Within 90 days after August 9, 1994 (or sooner, under certain circumstances), the Company will offer to repurchase for cash all outstanding Merger Warrants and shares issued under such Agreement II ("Warrant Shares") in a single transaction ("Repurchase Offer") at a purchase price as defined in Agreement II, provided certain conditions are met. At the present time, the Company's debt Agreements restrict its ability to repurchase such Merger Warrants or Warrant Shares. Due to the possible occurrence of the Repurchase Offer, the Merger Warrants are not considered to be a part of the Company's stockholders' equity and therefore, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. The Merger Warrants, subject to certain conditions, are exercisable into an aggregate of 212,500 shares of Class B Common Stock.

                               SEALY CORPORATION

(10)  COMMON STOCK

    Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders while the holders of Class B Common Stock are entitled to one-half vote per share. Except with respect to voting rights, the terms of the Class A Common Stock and the Class B Common Stock are identical. Shares of Class B Common Stock, under certain circumstances, are convertible into shares of Class A Common Stock.

(11)  PERFORMANCE SHARE PLAN

    Effective April 1, 1992, the Company adopted a Performance Share Plan ("Plan") for certain employees of the Company. Under the Plan, the Board of Directors may approve the issuance of up to 3.0 million performance share units each representing the right to receive up to one share of Class A Common Stock of the Company ("Shares") if the Company meets specified cumulative operating cash flow targets over the five-year period ended November 30, 1996. As of November 30, 1993, there are 2.4 million performance share units outstanding under the Plan which represent the right to receive Shares having an estimated fair value of $19.7 million. The performance share units vest over the five years ending November 30, 1996 and, as of November 30, 1993, none of the units were convertible into Shares.

    The Plan is a variable stock compensation plan pursuant to which the fair value of Shares issuable under the Plan will be recorded as compensation expense over the Plan's five-year term ending November 30, 1996. In addition to the annual amount of compensation expense under the Plan, such amount will be adjusted to give cumulative effect to any change in the amount of non-cash compensation expense previously recorded in prior reporting periods, resulting from subsequent increases or decreases in the fair value of the Shares or the number of performance share units outstanding since such reporting period and to any change in management's estimate of its ability to achieve the cumulative operating cash flow targets as defined in the Plan. During the ten months ended November 30, 1993, the two months ended January 31, 1993 and the year ended November 30, 1992, the Company recorded $2.2 million, $0.9 million and $5.4 million, respectively, of non-cash compensation expense under the Plan. Based on the value of the Shares at November 30, 1993, and giving consideration to management's estimate of the expected cumulative operating cash flow target to be achieved over the five year period ended November 30, 1996, the Company expects to record future non-cash charges totalling approximately $11 million. To the extent that the fair value of the Shares or the number of performance share units outstanding increases or decreases, such non-cash expense will also increase or decrease in future reporting periods.

(12)  SUMMARY OF INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                       Net Earnings
                                                             Gross            Net        per Common
                                             Net Sales      Profit          Income          Share
                                           -----------   ------------     ----------      ---------
                                                (dollars in thousands, except per share amounts)
PRE-SUCCESSOR
- -------------
1992:
  First quarter                               $148,520       $ 63,920      $    659       $   .02
  Second quarter                               154,642         70,015           481           .02
  Third quarter                                174,327         82,117         5,662           .19
  Fourth quarter                               176,760         83,556         3,182           .11
                                              --------       --------      --------     ---------
                                              $654,249       $299,608      $  9,984       $   .34
                                              ========       ========      ========       =======
1993:
  December 1, to January 31                   $103,492       $ 46,382      $    977       $   .03
                                              ========       ========      ========       =======

                               SEALY CORPORATION

SUCCESSOR
- ---------
1993:
  February 1, to February 28                  $ 53,564       $ 25,099      $  1,993       $   .07
  Second quarter                               161,373         74,451           546           .02
  Third quarter                                189,943         90,801        12,498           .41
  Fourth quarter                               174,824         83,740         9,688           .31
                                              --------       --------      --------        ------
                                              $579,704       $274,091      $ 24,725        $  .81
                                              ========       ========      ========        ======


    During the second quarter of fiscal year 1993, the Company recorded an extraordinary loss of $2.9 million, net of income taxes ($.10 per share), from early extinguishment of debt in connection with the Refinancing. During the fourth quarter of fiscal year 1993, the Company recorded a $3.0 million charge for estimated costs of closing certain manufacturing facilities which is expected to be completed during fiscal year 1994.

(13)  CONTINGENCIES

    Sealy Corporation and one of its subsidiaries are parties to an Administrative Consent Order (the "ACO") issued by the New Jersey Department of Environmental Protection and Energy (the "Department"), pursuant to which the Company and such subsidiary agreed to conduct soil and groundwater sampling to determine the extent of environmental contamination found at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes was a source of any of the contaminants found to exist above regulatorily acceptable levels in the groundwater, and the Company is exploring other possible sources of the contamination, including former owners of the facility. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for site investigation and any necessary clean-up plan approved by the Department under the terms of the ACO.

    The Company and its environmental consultant have been conducting investigation and remediation activities since preliminary evidence of contamination was first discovered in August, 1991. On November 15, 1993, the Company received a letter from the Department approving the findings and substantially all of the recommendations of the Company's consultant contained in a June 4, 1993 report submitted to the Department, but also requiring the Company to undertake additional remedial and investigative activities, including the installation of shallow groundwater monitoring wells off-site.

    On December 1, 1993, the Company's consultant submitted to the Department a report updating and supplementing the June, 1993 report with regard to activities completed prior to receipt of the Department's November 15, 1993 letter. On December 23, 1993, the Company submitted to the Department a Remedial Investigation Schedule of activities to be conducted within the next six (6) months in accordance with the Department's November 15, 1993 letter.

    In its November 15, 1993 letter, the Department postponed any required activity by the Company to delineate and/or remediate contaminants in the fractured bedrock, which it had previously requested the Company to undertake. The Company, however, still has reservations regarding any such required activities which the Department may attempt to impose in the future. Because of the nature of certain of the contaminants and their geological location in fractured bedrock, the Company and its consultant remain unaware of any accepted technology for successfully remediating the contamination either in the shallow groundwater or the fractured bedrock.

                               SEALY CORPORATION

    The Company has established an accrual for further site investigation and remediation. Based on the facts currently known by the Company, management believes that the accrual is adequate to cover the Company's probable liability and does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations. However, because of many factors, including the uncertainties surrounding the nature and application of environmental regulations, the practical and technical difficulties in obtaining complete delineation of the contamination, the level of clean-up that may be required, if any, or the technology that could be involved, and the possible involvement of other potentially responsible parties, the Company cannot presently predict the ultimate cost to remediate this facility, and there can be no assurance that the Company will not incur material liability with respect to this matter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company's directors:

                                                             CURRENT PRINCIPAL OCCUPATION OR EMPLOYMENT
       NAME             AGE                                      AND FIVE-YEAR EMPLOYMENT HISTORY
       ----             ---                                  -----------------------------------------
Lyman M. Beggs          55        Chairman, President and Chief Executive Officer of the Company since August 24, 1992.  From 1991 until joining the Company, Mr. Beggs was President and Chief Executive Officer of Topco
                                  Associates, a privately-held, national retail food cooperative with annual sales in excess of $3 billion.  Prior thereto, he was President of the $300 million Norelco Consumer Products Division of North America Philips Corporation.

Samuel Zell             52        Director of the Company since February 12, 1993.  Mr. Zell: (a) is, and since mid-1990 has been, one of two individuals who act as general partners of the general partner of Zell/Chilmark Fund,
                                  L.P., a limited partnership formed to invest in and provide capital and management support to companies that are engaged in, or that are the appropriate subject of, significant recapitalizations or corporate restructurings; (b) is, and since 1981 and 1986, respectively, has been, Chairman of the Boards of Equity Financial and Management Company, and Equity Group
                                  Investments, Inc., two privately owned affiliated investment and management companies; (c) is, and since 1985 has been, Chairman of the Board of Itel Corporation, a company engaged in the distribution of wiring systems products; (d) is, and since 1983 has been, Chairman of the Board of
                                  Great American Management and Investment, Inc., a diversified company with interests in certain manufacturing industries and financial services; (e) is, and since 1987 has been, Chairman of the
                                  Board of Capsure Holdings Corp., a company engaged in the business of specialty property and casualty insurance; (f) is, and since 1992 has been, Co-Chairman of Revco D.S., Inc., a Company that operates a chain of retail drugstores; (g) prior to October 4, 1991 was President of Madison
                                  Management Group, Inc., which filed a petition under Chapter 11 of the Bankruptcy Code on November
                                  8, 1991; and (h) is, and since March 4, 1993 has been, Chairman of the Board of Carter Hawley Hale
                                  Stores, Inc.

David M. Schulte        47        Director of the Company since February 12, 1993.  Mr. Schulte is, and since mid-1990 has been, the other individual who acts as a general partner of the general partner of Zell/Chilmark Fund, L.P.
                                  Since 1984, Mr. Schulte has been managing general partner of Chilmark Partners, L.P., a merchant banking firm that has specialized in providing corporate and investment banking advice to companies on the restructuring of their businesses in conjunction with recapitalizations.

                                                             CURRENT PRINCIPAL OCCUPATION OR EMPLOYMENT
       NAME             AGE                                       AND FIVE-YEAR EMPLOYMENT HISTORY
       ----             ---                                  -----------------------------------------
Joel S. Friedland       39        Director of the Company since February 12, 1993.  Mr. Friedland is, and since mid-1990 has been, an affiliate of the general partner of Zell/Chilmark Fund, L.P.  Since 1987, Mr. Friedland has
                                  been a partner of, and since 1984 has been associated with, Chilmark Partners, L.P.

George L. Davis         59        Director of the Company since February 12, 1993.  Mr. Davis is, and since October 1990 has been,
                                  President and Chief Executive Officer of Scarborough Partners, Inc., consultants to the financial services industry.  From December 1991 to November 1992, he was also President of First American
                                  Bankshares Inc.  Prior thereto, since 1987, Mr. Davis was Group Executive, North America, for
                                  Citibank, N.A., a subsidiary of Citicorp.

Steven R. Fenster       51        Director of the Company since February 12, 1993.  Mr. Fenster is, and since 1991 has been,
                                  Visiting Professor of Business Administration at The Harvard Business School.  Prior thereto, since 1987, Mr. Fenster had been a Managing Director of Dillon, Read & Co. Inc., an investment banking firm.  Mr. Fenster is also a limited partner of The Blackstone Group.

Christie A. Hefner      41        Director of the Company since June 23, 1993.  Ms. Hefner is, and since November 1988 has been,
                                  Chairman and Chief Executive Officer of Playboy Enterprises.

James W. Johnston       47        Director of the Company since March 4, 1993.  Mr. Johnston is, and has been since 1993, Chairman of R.J. Reynolds Tobacco International, Inc.  Since mid-1989, Mr. Johnston has been Chairman and
                                  Chief Executive Officer of R. J. Reynolds Tobacco Company, the domestic tobacco subsidiary of RJR
                                  Nabisco, Inc.  Prior thereto, since 1984, Mr. Johnston was Division Executive, Northeast Division,
                                  of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York
                                  Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business.

Rolf H. Towe            55        Director of the Company since July 1991. Mr. Towe is, and since April 1991 has been, Vice
                                  President of CIG, Inc., the sole general partner of The Clipper Group L.P., a Delaware limited partnership, which managed the investments of MBLP in the Company until the Acquisition; and, since 1989, has been Chairman of Executive Partner Limited, a management advisory firm.  Mr. Towe was previously employed by The Dreyfus Corporation as Senior Vice President.


        Mr. Zell is a director of Revco D.S., Inc., Carter Hawley Hale Stores, Inc., The Delta Queen Steamboat Co., The Vigoro Corporation and Jacor Communications, Inc. Mr. Schulte is a director of Revco D.S., Inc., Carter Hawley Hale Stores, Inc. and Jacor Communications, Inc. Mr. Fenster serves on the board of American Management Systems, Inc. Ms. Hefner is a director of Playboy Enterprises, Inc. Mr. Johnston serves as a director of The Wachovia Corporation, RJR Nabisco, Inc., RJR Nabisco Holdings Corp, R.J. Reynolds Tobacco Co. and R.J. Reynolds Tobacco International, Inc. Mr. Towe is a director of The American Heritage Life Insurance Company and Long John Silver's Restaurants, Inc.

EXECUTIVE OFFICERS

         The following table sets forth the name, title, age, and certain other information with respect to the executive and certain other appointed officers of the Company:


                                                          CURRENT PRINCIPAL OCCUPATION OR EMPLOYMENT
       NAME             AGE                                   AND FIVE-YEAR EMPLOYMENT HISTORY
       ----             ---                                -----------------------------------------
Lyman M. Beggs          55        Chairman, Chief Executive Officer, and President.  For further information concerning Mr. Beggs, see "-- Directors" above.

Gary Fazio              43        Vice President-Sales since 1990.  Mr. Fazio joined the Company as a general manager in 1981.  From
                                  1987 to 1990 he was Regional Vice President of the Company.

David J. McIlquham      39        Vice President-Marketing since joining the Company in April 1990.  Prior thereto, Mr. McIlquham served as Vice President-Marketing of Samsonite Corp. (USA) from December 1988 to March 1990 and
                                  General Manager of Samsonite Canada Ltd. from May 1987 to December 1988.

Douglas E. Fellmy       44        Vice President-Operations since July 1992.  Prior thereto, Mr. Fellmy served as Regional Vice
                                  President-Operations since April 1990 and also as President of the Components Division since
                                  December 1989.  Prior thereto he served, since 1971, in numerous other capacities with the
                                  Company's Components Division.

Jeffrey C. Claypool     46        Vice President-Human Resources since joining the Company in September 1991.  Prior thereto,
                                  Mr. Claypool was employed by Bridgestone/Firestone, Inc., an international tire manufacturer, including positions as Vice President Human Resources and Corporate Personnel Manager.

John D. Moran           35        Secretary.  Mr. Moran joined the Company in 1987 and was elected Assistant Secretary.  He was elected to his current position as of December 1990.

John G. Bartik          42        Treasurer.  Mr. Bartik joined the Company in 1985 as Director of Taxation.  He was elected to his current position as of December 1990.

Frank Abbatomarco       49        Corporate Controller.  Mr. Abbatomarco joined the Company in 1982.  He was appointed to his current position in 1987.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

          Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(e) during Fiscal 1993 and Form 5, and amendments thereto, furnished to the Company with respect to Fiscal 1993, the Company is not aware of any person that is subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") with respect to the Company, that has failed to file, on a timely basis, (as disclosed in the aforementioned Forms) reports required by Section 16 (a) of the Exchange Act during Fiscal 1993 or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 30, 1993, 1992 and 1991, of those persons who were, at November 30, 1993 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company for the year ended November 30, 1993 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                       -----------------------------------------------------------------------------------
                                                                                             Securities
                                                                   Other         Restricted  Underlying
     Name and                                                      Annual           Stock    Options/     LTIP        All Other
Principal Position           Year      Salary       Bonus       Compensation       Award(s)    SARs      Payouts    Compensation
- ------------------           ----     --------     -------      ------------     ----------  --------    -------    -------------
Lyman M. Beggs (a)           1993     $500,016    $314,542     $117,045(a)           --         --         --        $19,240(c)
  Chairman, Chief            1992      136,368     375,000      180,850(a)     $752,000(b)      --         --            510(c)
  Executive Officer and      1991           --          --           --              --         --         --             --
  President

Gary Fazio                   1993      174,000      34,617           --              --         --         --         14,209(c)
  Vice President             1992      170,000      82,480           --              --         --         --         13,790(c)
  -Sales                     1991      167,000      16,500           --              --         --         --         13,615

David J. McIlquham           1993      154,000      31,292        5,141              --         --         --         12,576(c)
  Vice President             1992      145,000     106,908(d)    20,891(e)           --         --         --         11,762(c)
  -Marketing                 1991      137,500      13,000           --              --         --         --         10,979

Douglas E. Fellmy            1993      150,000      36,629           --              --         --         --         12,249(c)
  Vice President             1992      134,167     136,642(d)    50,718(e)           --         --         --         10,432(c)
  -Operations                1991      125,000      37,500           --              --         --         --         10,140

Jeffrey C. Claypool          1993      156,000      32,478           --              --         --         --         12,739(c)
  Vice President             1992      150,000      75,383           --              --         --         --          1,668(c)
  -Human Resources           1991       37,500       3,750           --              --         --         --             --

(a) Pursuant to his Employment Agreement (as hereinafter defined), Mr. Beggs commenced employment with the Company as of August 24, 1992. Under the terms of his Employment Agreement, Mr. Beggs received $117,045 and $180,850 in 1993 and 1992, respectively, as the result of: (i) the forgiveness of a portion of an equity loan from the Company to Mr. Beggs, reflecting the loss of equity in his previous residence (1993-$44,034; 1992-$91,751); (ii) closing costs on a new home, moving expenses, temporary living expenses and costs relating to the termination of a contract to purchase another residence (1993-$44,000; 1992-$89,099); (iii) professional fees, travel and entertainment expenses; and (iv) payments to cover Mr. Beggs' tax liabilities on the foregoing items, all as described more fully in "--Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements."

(b) Such amount reflects the Company's determination of the fair value at the date of grant of 100,000 Shares issued to Mr. Beggs in 1992 pursuant to his Employment Agreement, certain of which are subject to forfeiture under certain circumstances. Although the New Credit Agreement and the indenture relating to the Notes contain restrictions on the Company's ability to pay dividends, if dividends were declared and paid on the Company's Shares, such dividends would be paid on such Shares issued to Mr. Beggs. The Employment Agreement also provides for the future issuance to Mr. Beggs of an additional 100,000 Shares, subject to certain conditions. See "-- Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements." Hence, Mr. Beggs' aggregate stock holdings consist of 200,000 Shares with an estimated fair market value of $2,696,000 at the end of fiscal year 1993. No other Named Executive Officer had any holdings of stock which were subject to forfeiture at the end of fiscal year 1993.

(c) Represents amounts paid in fiscal year 1993 on behalf of each of the Named Executive Officers for the following three respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance, (ii) Company premiums for long-term disability benefits, and (iii) Company contributions to the Company's defined contribution plans. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Beggs: (1993- $2,220, $1,000, $16,020; 1992- $510, $0,
         $0); Mr. Fazio: (1993- $1,159, $870, $12,180; 1992- $1,040, $850,
         $11,900); Mr. McIlquham: (1993- $1,026, $770, $10,780; 1992- $887,
         $725, $10,150); Mr. Fellmy: (1993- $999, $750, $10,500; 1992- $765,
         $625, $9,042); and Mr. Claypool: (1993- $1,039, $780, $10,920; 1992-
         $918, $750, $0).

(d) The bonus amounts reflected for such persons include a portion of such bonus paid in Shares, valued at $7.52 per Share, which the Company determined was the fair value of such Shares on the date of the bonus award.

(e) All of Mr. McIlquham's amount and $33,331 of such amount for Mr. Fellmy represent payments made by the Company to cover their respective tax liabilities relating to the portion of their bonuses paid in Shares in fiscal year 1992. The balance of such amount for Mr. Fellmy represents payment made by the Company to reimburse moving expenses and cover the tax liability thereon.

              LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                           PERFORMANCE
                                                                OR
                                                              OTHER
                                         NUMBER OF            PERIOD                 ESTIMATED FUTURE PAYOUTS UNDER
                                          SHARES,             UNTIL                    NON-STOCK PRICE-BASED PLANS
                                                                            ----------------------------------------------
                                           UNITS            MATURATION                     (NUMBERS OF UNITS)
                                          OR OTHER              OR          THRESHOLD            TARGET           MAXIMUM
         NAME                             RIGHT (#)            PAYOUT          (#)                 (#)               (#)
         ----                            ----------         ----------      ---------           --------         ---------
Lyman M. Beggs                          1,000,000(a)         11/30/96         100,000           417,000         1,000,000
Gary Fazio                                110,000(a)         11/30/96          11,000            45,870           110,000
David J. McIlquham                        110,000(a)         11/30/96          11,000            45,870           110,000
Douglas E. Fellmy                         110,000(a)         11/30/96          11,000            45,870           110,000
Jeffrey C. Claypool                        90,000(a)         11/30/96           9,000            37,530            90,000


(a) The Company's Performance Share Plan (the "Plan") effective in 1992 provides for the issuance to key employees of the Company and its subsidiaries (the "Participants") of performance share units ("Performance Shares"), each of which represents the right to receive, without any additional consideration, up to one Share, based on the extent to which the Company achieves specified cumulative operating cash flow ("COCF") targets over the five-year period ending November 30, 1996 (the "Measurement Period"). An aggregate of 2,366,000 Performance Shares, net of forfeitures, have been granted to Participants, and up to 247,100 Performance Shares have been granted and reserved for individuals who will occupy certain open positions effective, in each case, upon the hire date of any such individual, under the Plan. The maximum number of Performance Shares authorized to be granted is 3,000,000.

    Generally, the Plan provides that if the Company's COCF for the Measurement Period is $500 million, then each vested Performance Share shall convert into .10 Shares (the "Threshold"); if COCF is $575 million, then each vested Performance Share shall convert into .417 Shares (the "Target"), and if COCF equals or exceeds $650 million, then each vested Performance Share shall convert into one Share (the "Maximum"). If COCF for such period is between $500 million and $650 million, then the conversion ratio will be interpolated on a straight-line basis between the two closest of the three aforementioned target ratios. If COCF is less than $500 million, then all Performance Shares shall be forfeited without conversion. The estimated fair value of one Share on November 30, 1993 was $13.48. In the event that the Company is a party to an acquisition, merger or other significant corporate event or makes an in-kind distribution on any equity security, the COCF targets or ratios may be equitably adjusted to reflect an equivalent value.

    The Performance Shares generally vest over a five-year period. If a Participant incurs a termination of employment during the periods indicated, the following percentages of Initial Performance Shares become vested: from December 1, 1992 through November 30, 1993 -- 30%; from December 1, 1993 through November 30, 1994 -- 45%; from December 1, 1994 through November 30, 1995 -- 60%; from December 1, 1995 through November 29, 1996 -- 80%; and on or after November 30, 1996 -- 100%. In the event that a Participant incurs a termination of employment for cause (as defined in the Plan) or engages in a breach of certain noncompetition covenants following a voluntary termination, the Participant shall forfeit all Performance Shares, whether or not vested.

    The Human Resources Committee of the Board (the "Human Resources Committee") may, in its sole discretion, terminate the Plan at any time without the consent of any Participant. The Plan shall terminate automatically on the date upon which the Performance Shares are converted into Shares (or are forfeited) following the Measurement Period (the "Payment Date") or, if earlier, upon a Change in Control (as defined in the Plan) unless the person(s) who purchased 50% or more of the common stock or substantially all of the assets of the Company in effecting such a Change in Control (a "Third Party Purchaser") agrees to continue the Plan or a replacement plan in a manner that is fair and equitable to the Participants. As part of the Acquisition, Zell/Chilmark consented to the continuation of the Plan. In the event that the Plan is terminated because of changes in the laws or accounting rules which frustrate the intent of the Plan or because of the inability to preserve the integrity of the COCF formula by reason of material changes to the business or operations of the Company, then the disinterested members of the Board may replace the Plan with an alternative plan that is comparable in scope and effect or the Board may have the Company distribute that number of Shares as would be arrived at by multiplying the unforfeited Performance Shares by a fraction (which may not be greater than one) the numerator of which is the COCF through the date of termination and the denominator of which is $650 million. In all other cases of termination of the Plan, all Performance Shares awarded to a Participant, which have not previously been forfeited, shall become vested Performance Shares and the Participant shall receive that number of Shares equal to the number of that Participant's vested Performance Shares on the date of termination of the Plan. Notwithstanding any of the foregoing, upon the termination of the Plan because of a Change in Control where the Third Party Purchaser did not offer the same or a replacement plan, the Company shall, unless the common stock of the Company is publicly traded on the termination date of the Change in Control, make a lump-sum cash payment to the Participant equal to the fair market value of the applicable number of Shares, less applicable withholdings, in satisfaction of all rights of such Participant under the Plan.

    Upon the conversion of the Performance Shares into Shares following the Payment Date, the Company will, at the discretion of the Participant, lend to those Participants that are still employees a sum (bearing interest at the prime rate) sufficient to cover his or her estimated tax liability (a "Tax Loan") or, alternatively, the Participant can elect to have the Company withhold a sufficient number of Shares as necessary to cover such estimated tax liability, and pay such withholding tax liability, in cash, on behalf of the Participants. The holders of Shares issued under the Plan also will have certain registration rights which will apply after an initial public offering of Shares (the "Initial IPO"), for a period of five years following the Payment Date. The Tax Loans, if any, would be due and payable 30 days following the Initial IPO or such other time as designated by the Human Resources Committee.

    Mr. Beggs was granted his Performance Shares in connection with his execution of the Employment Agreement. See "-- Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements."

COMPENSATION PURSUANT TO PLANS AND OTHER ARRANGEMENTS

        SEVERANCE BENEFIT PLANS. Effective December 1, 1992, the Company established the Sealy Executive Severance Benefit Plan (the "Executive Severance Plan") for employees in certain salary grades. Benefit eligibility includes, with certain exceptions, termination as a result of a permanent reduction in work force or the closing of a plant or other facility, termination for inadequate job performance, termination of employment by the participant following a reduction in base compensation, reduction in salary grade which would result in the reduction in potential plan benefits or involuntary transfer to another location. Benefits include cash severance payments calculated using various multipliers varying by salary grade, subject to specified minimums and maximums depending on such salary grades. Such cash severance payments are made in equal semi-monthly installments calculated in accordance with the Executive Severance Plan until paid in full. Certain executive-level officers would be entitled to a minimum of one-year's salary and a maximum of two-year's salary under the Executive Severance Plan. However, if a Participant becomes employed prior to completion of the payment of benefits, such semi-monthly installments shall be reduced by the Participant's base compensation for the corresponding period from the Participant's new employer. Participants receiving cash severance payments under the Executive Severance Plan also would receive six months of contributory health and dental coverage and six months of group term life insurance coverage.

    The Company currently follows the terminal accrual approach to accounting for severance benefits under the Executive Severance Plan and records the estimated cost of these benefits as expense at the date of the event giving rise to payment of the benefits.

    EXECUTIVE EMPLOYMENT AGREEMENT. Effective October 31, 1992, the Company entered into an employment agreement and related reimbursement letter agreement (collectively, the "Employment Agreement") with Mr. Beggs, pursuant to which Mr. Beggs became employed as Chairman, President and Chief Executive Officer of the Company for a period (the "Employment Period") commencing on August 24, 1992 and continuing through November 30, 1997 (the "Expiration Date").
Pursuant to the Employment Agreement, Mr. Beggs' base salary was $500,000 for Fiscal 1993. Such salary may be increased but not decreased in an annual review, and Mr. Beggs is entitled to receive an annual cash bonus in an amount to be determined on the basis of certain corporate and individual performance targets determined by the Board of Directors, or a committee thereof.

    Pursuant to the Employment Agreement, Mr. Beggs was granted an aggregate of 200,000 Shares, 100,000 of which were issued as of October 31, 1992 (the "Issued Shares"). If Mr. Beggs is terminated for cause or voluntarily terminates his employment with the Company, other than for "good reason" (as such terms are defined in the Employment Agreement), 55,000 or 35,000 of such Issued Shares are forfeitable through November 30, 1994, and November 30, 1995, respectively. In addition, the following number of additional Shares will be issued if he remains employed by the Company on the dates indicated: November 30, 1995 -- 10,000 shares; November 30, 1996 --40,000 shares; and November 30,
1997 -- 50,000 shares. Mr. Beggs also entered into a Stockholder's Agreement with the Company (the "Stockholder's Agreement") in connection with the Employment Agreement, which provides that, prior to the Expiration Date, Mr. Beggs may sell his Shares only after an Initial IPO or approval by the Board of Directors and, after the Expiration Date, the Company shall have certain rights of first refusal with respect to any proposed transfers of Mr. Beggs' Shares (other than to certain permitted transferees). The Stockholder's Agreement also provides that the holders of the Shares issued to Mr. Beggs under the Employment Agreement shall have certain ""piggyback'' registration rights with respect to such Shares. Mr. Beggs recognized taxable income in 1992 in connection with the Issued Shares and borrowed $279,300 from the Company (the "Stock Loan") to be used in payment of the required withholding taxes. The Stock Loan bears interest at the applicable federal rate in effect on the date of the loan, with all unpaid and outstanding principal and interest due and payable on November 30, 1995. In addition, Mr. Beggs was granted an award of 1,000,000 Performance Shares, representing the right to receive up to 1,000,000 Shares pursuant to, and subject to the terms of, the Performance Share Plan. See Note (a) to "--Long-Term Incentive Plan Awards in Last Fiscal Year."

    Pursuant to the Employment Agreement, Mr. Beggs is entitled to health and life insurance and certain other benefits and he also received relocation expenses. The relocation expenses included closing costs on a new home, moving expenses, temporary living expenses, and costs relating to the termination of a contract to purchase another residence (collectively, "Relocation Expenses"). The Company increased its payments to Mr. Beggs for Relocation Expenses by the resulting income tax liability created by such reimbursements. Mr. Beggs has agreed to reimburse the Company for any Relocation Expenses received by him if he voluntarily terminates his employment within two years after his relocation is completed unless such termination is for good reason (as defined in the Employment Agreement). The Company purchased Mr. Beggs' previous residence from him for $712,500 and sold such residence for $690,000 in February 1993. Mr. Beggs borrowed $157,673 from the Company (the "Equity Loan") upon the purchase of a new home in the Cleveland area, reflecting the loss of equity in his previous residence. Such Equity Loan is interest free to the extent allowed under applicable tax laws and otherwise bears interest at the applicable federal rate. In accordance with the terms of the Employment Agreement, $20,000 and $57,673 of such Equity Loan was forgiven on November 30, 1993 and December 31, 1992, respectively. In addition, $4,070 in interest related to such equity loan was also forgiven on November 30, 1993, and the Company paid Mr. Beggs an additional $44,034 and $34,077, as additional compensation for his tax liability as a result of such forgiveness of indebtedness in each period, respectively. The balance of the Equity Loan has four equal annual payments of principal due on November 30, 1994 and each November 30 thereafter for three years. If Mr. Beggs remains employed by the Company through the date when a payment is due, such indebtedness will be forgiven by the Company and the Company will pay Mr. Beggs an amount necessary to offset any tax liability to him as a result of such forgiveness of indebtedness. If Mr. Beggs voluntarily terminates his employment with the Company, other than for good reason, the remaining balance of the Equity Loan and any accrued interest will become immediately due and payable.

    If Mr. Beggs' employment is terminated prior to the Expiration Date other than for cause, (as defined in the Employment Agreement), death or disability or if Mr. Beggs terminates his employment for good reason, he will continue to receive his base salary until the later of November 30, 1997 or one year, plus the forgiveness of the Equity Loan, the payment of a portion of any then-applicable bonus on a pro-rata basis and the issuance of the remainder of the unissued Shares noted above. In addition, if Mr. Beggs' employment is terminated prior to the Expiration Date under such circumstances or because of his death or disability, then the Stockholder's Agreement grants to Mr. Beggs or his representative the right to cause the Company to repurchase all of Mr. Beggs' Shares at their "fair market value" (determined in accordance with the Shareholders' Agreement). In the event that Mr. Beggs' employment is terminated prior to the Expiration Date for "cause" or if he voluntarily terminates his employment other than for "good reason," then the Company shall have the option to repurchase Mr. Beggs' Shares for their "fair market value."


    REMUNERATION OF DIRECTORS.   Effective upon the Acquisition, the Company
began compensating its directors who are not employees with a retainer at the rate of $30,000 on an annual basis, reduced by $1,000 for each Board meeting not attended, plus $1,000 ($1,250 for Committee Chairmen, if any) for each Committee meeting attended if such meeting is on a date other than a Board meeting date, and incidental expenses in connection with traveling to or attending such meetings. Directors Zell, Schulte, Friedland, Davis, Fenster, Towe, Johnston and Hefner are eligible for such remuneration.

    During 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan, providing for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Non-Employee Director Stock Option Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. The exercise price of options granted pursuant to this Plan increases on each anniversary date of such grant by 4% compounded annually. Pursuant to this Plan, during 1993, the Company granted options to acquire up to 10,000 Shares to each of Messrs. Davis, Fenster, Towe and Johnston and Ms. Hefner at an initial exercise price of $9.05 per Share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    At the end of fiscal year 1992, Messrs. Robert B. Calhoun, Jr. and John F. Maypole, former directors of the Company, and Rolf H. Towe were the directors who served as the members of the Human Resources Committee at that time (which functions as the Compensation Committee of the Board of Directors). For information regarding certain relationships or transactions that Messrs. Towe and Calhoun, or entities with which they are affiliated, have with the Company, see "Certain Relationships and Related Transactions - Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to those holders which, according to the records of the Company, beneficially own more than 5% of the outstanding Shares as of February 20, 1994:

                                                                                  PERCENT OF
         NAME                                          NUMBER OF SHARES            CLASS (a)
         ----                                          ----------------           -----------
Zell/Chilmark Fund, L.P.                                 26,143,506(b)               88.7%
  Two North Riverside Plaza
  Suite 1500
  Chicago, IL 60606

The Fulcrum III Limited Partnership                       2,632,773(c)                8.3%(c)
  600 Madison Avenue
  New York, New York 10022

The Second Fulcrum III Limited Partnership                1,789,667(c)                5.8%(c)
  600 Madison Avenue
  New York, New York 10022

(a) The percent of class calculation assumes that the stockholder for whom the percent of class is being calculated has exercised all Restructure Warrants (as described in Note 9 of the Notes to the Consolidated Financial Statements) owned by such stockholder and that no other stockholder has exercised any other Restructure Warrants.
         Accordingly, the total of the percentages for all the stockholders listed exceeds 100%.

(b) For further information with respect to Zell/Chilmark, see Item 10. "Directors and Executive Officers" and Item 13. "Certain Relationships and Related Transactions."

(c) Assumes the exercise of Restructure Warrants owned by such Partnerships. See Note 9 of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 included herein.

         The following table sets forth certain information with respect to the beneficial ownership of the Shares by each of the directors and Named Executive Officers of the Company and by all directors and executive officers of the Company as a group, as of February 20, 1994:

                                                              SHARES
NAME AND ADDRESS OF                                        BENEFICIALLY                PERCENT OF
  BENEFICIAL OWNER                                            OWNED                     CLASS(a)
- -------------------                                       ------------                 ---------
Lyman M. Beggs (b)                                          100,000                    **
Samuel Zell                                              26,143,506(c)               88.7%
David M. Schulte                                         26,143,506(c)               88.7%
Joel S. Friedland                                        26,143,506(c)               88.7%
George L. Davis                                              10,000                    **
Steven R. Fenster                                            10,000                    **
Rolf H. Towe                                                 37,630                    **
James W. Johnston                                            10,000                    **
Christie A. Hefner                                           10,000                    **
David J. McIlquham                                            8,199                    **
Douglas E. Fellmy                                            15,373                    **

All directors and executive officers as a group          26,354,957                  89.4%
 **      Less than 1%

(a) The percent of class calculation for each of the listed individuals assumes that the stockholder for whom the percent of class is being calculated has exercised all Restructure Warrants owned by such stockholder and that no other stockholder has exercised any other Restructure Warrants. Accordingly, the total of the percentages for each of the listed individuals exceeds 100%. However, the total percent of class for all executive officers and directors as a group assumes that each of the executive officers and directors have exercised any Restructure Warrants beneficially owned by them and that no other stockholder has exercised any other Restructure Warrants.

(b) Pursuant to the terms of the Employment Agreement, Mr. Beggs may have issued to him an aggregate of 200,000 Shares to the extent he remains in the employ of the Company through November 30, 1997. See
       "--Compensation Pursuant to Plans and Other Arrangements--Executive Employment Agreements."

(c) All of such Shares are beneficially owned by Zell/Chilmark. As a result of the relationship of each of Messrs. Friedland, Schulte and Zell to Zell/Chilmark, each may be deemed beneficial owners of such Shares.
       Each of Messrs. Friedland, Schulte and Zell disclaims beneficial ownership of such Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       At the end of fiscal year 1992, Messrs. Robert B. Calhoun, Jr. and John
F. Maypole, former directors of the Company, and Rolf H. Towe were the directors who served as the members of the Human Resources Committee at that time (which functions as the Compensation Committee of the Board of Directors)(the "Committee"). Effective March 4, 1993, the Committee consisted of Messrs. Zell, Towe, Fenster and Johnston.

       FBSC, an affiliate of First Boston, owns, directly and through its subsidiaries, all of the common stock of FBMB I, Inc., a Delaware corporation and a general partner of MBLP. Messrs. Calhoun and Towe each own 50% of the common stock of, and are executive officers of, CIG, Inc., the sole general partner of The Clipper Group L.P. ("Clipper"), which had managed the investments of MBLP in the Company, including the 12.4% Senior Subordinated Notes (the "Subordinated Notes").

       During the period between the Recapitalization and the Acquisition, MBLP owned 27,630,000 Shares and all of the Subordinated Notes, and, following the Acquisition, and until the Refinancing, owned a warrant to purchase up to 4,000,000 million shares of the stock acquired by Zell/Chilmark in the Acquisition (the "MBLP Warrant") and the Subordinated Notes. Through the repayment of the Subordinated Notes on May 7, 1993, MBLP received, or had accrued, interest payments on the Subordinated Notes aggregating approximately $23 million. In connection with the Acquisition, MBLP waived its right, as holder of the Subordinated Notes, to require the Company to repurchase the Subordinated Notes upon the change in control of the Company effected by the Acquisition. In addition, MBLP consented to and caused the Company and the Trustee under the Subordinated Note Indenture to enter into a supplemental indenture which (i) granted the Company the option to redeem the Subordinated Notes at any time at a redemption price of 100% of the principal amount, plus accrued interest thereon to the redemption date, (ii) provided that the Subordinated Notes would no longer be convertible into Preferred Stock of the Company and (iii) modified certain ratios relating to the issuance of certain debt obligations of the Company. In consideration of MBLP executing the supplemental indenture, Zell/Chilmark agreed to pay, or to cause the Company to pay, all out-of-pocket costs and expenses (including reasonable fees and expenses) incurred by MBLP in connection with the sale or redemption of the Subordinated Notes. As part of the Refinancing, the MBLP Warrant was cancelled and all of the outstanding Subordinated Notes were repaid and redeemed.

       Zell/Chilmark assigned a portion of its rights and obligations under the Stock Purchase Agreement to Mr. Towe, pursuant to which he acquired 27,630 Shares from MBLP at the same cash price per Share as paid by the other Zell/Chilmark Purchasers. As part of the Acquisition and pursuant to the Stock Purchase Agreement, Zell/Chilmark, MBLP and the Company entered into a Registration Rights Agreement relating to the Acquired Shares, including the 27,630 Shares purchased by Mr. Towe. Pursuant to such Stock Purchase Agreement, the holders of a majority of such Acquired Shares have the right to demand, up to five times but no more than once every six months, registration of their Acquired Shares under the Securities Act. In addition, under certain conditions, the holders of the Acquired Shares have a right to include some or all of their Acquired Shares in any subsequent registration statement filed by the Company with respect to the sale of Shares. The Company has agreed to bear all expenses associated with any registration statement relating to the Acquired Shares other than any underwriting discounts or commissions, brokerage commissions and fees.

       In connection with the Acquisition, the Company and Zell/Chilmark executed a release (the "Release") dated February 12, 1993 of MBLP and its affiliates, subsidiaries, stockholders, partners, controlling persons and their respective directors, officers, employees and certain other related persons (collectively, the "Related Persons"), which would include, among others, First Boston, FBSC, Robert B. Calhoun, Jr. (a director of the Company prior to the Acquisition) and Rolf H. Towe (collectively, MBLP and MBLP's Related Persons shall be referred to collectively as the "MBLP Released Parties") from any obligation or liability in any way relating to (i) the acquisition, ownership or operation of the Company or (ii) the negotiation, execution and closing of the Stock Purchase Agreement and related documents (the "Stock Purchase Documents"). The Release does not release the MBLP Released Parties from any obligation or liability in connection with (i) covenants contained in the Stock Purchase Documents required to be performed following the Acquisition, (ii) breaches of certain representations made by MBLP in the Stock Purchase Agreement, or (iii) actions taken by any MBLP Released Party after February 12, 1993. MBLP executed a similar release of Zell/Chilmark and the Company and their respective Related Persons which was substantially equivalent in scope and coverage (except that such release did not cover any obligations in respect of the Subordinated Notes).

       Pursuant to the Stock Purchase Agreement, Zell/Chilmark and the Company have agreed that, so long as MBLP (or any of its affiliates) held any Subordinated Notes, First Boston would have the exclusive right (for competitive fees and terms) to act (i) as the Company's exclusive financial advisor with respect to any acquisitions or divestitures in which the Company engaged a financial advisor (other than Zell/Chilmark or its affiliates) and
(ii) as lead underwriter or placement agent with respect to any transactions in which the Company employed the services of an underwriter or placement agent. Pursuant to such agreed terms, First Boston served as the lead underwriter in connection the issuance of the Notes as part of the Refinancing. Zell/Chilmark and the Company agreed that for three years following the date of the Refinancing, First Boston will have the right to act (for competitive fees and terms) as a co-manager or co-placement agent in any transaction in which the Company employs the services of an underwriter or placement agent.

       In addition, the Stock Purchase Agreement provides that, until three years following the Refinancing, MBLP and First Boston will not (i) directly or indirectly participate, anywhere in the United States, in the business in which the Company is currently engaged; (ii) induce or influence any employee of the Company or Zell/Chilmark to terminate such employee's employment or become an employee of MBLP or First Boston; or (iii) disclose or furnish to any other person any of the Company's confidential business information, trade secrets or manner of conducting its business. MBLP and First Boston further agreed not to use certain trademarks owned by the Company and, for a period of time, not to serve as underwriter or placement agent with respect to the sale of securities by certain entities that use such trademarks.

THE ACQUISITION. On January 27, 1993, Zell/Chilmark, MBLP and the Company entered into the Stock Purchase Agreement pursuant to which MBLP agreed to sell to Zell/Chilmark up to 27,630,000 Shares (representing a 93.6% equity interest in the Company). In accordance with the terms of the Stock Purchase Agreement, Zell/Chilmark acquired 88.7% of the outstanding common stock of the Company (26,143,506 Shares) and assigned a portion of its rights and obligations under the Stock Purchase Agreement to Bankers Trust New York Corporation ("BT") and Rolf H. Towe, a director of the Company. In the Acquisition, BT acquired 1,458,864 Shares and Mr. Towe acquired 27,630 Shares. Zell/Chilmark has informed the Company that the monies used to fund the cash purchase price that it paid for its portion of the Acquired Shares were obtained from partnership capital contributions. All of the Zell/Chilmark Purchasers paid the same $9.05 cash price per Share for their Acquired Shares. The Acquisition was completed on February 12, 1993.

       As part of the Acquisition, Zell/Chilmark granted to MBLP a warrant, exercisable on or after November 30, 1993, to purchase up to 4,000,000 Acquired Shares (the "MBLP Warrant") held by Zell/Chilmark, which Warrant expired upon repayment of the Subordinated Notes.

       As part of the Acquisition and pursuant to the Stock Purchase Agreement, Zell/Chilmark and the Company entered into the Capital Contribution Agreement whereby Zell/Chilmark agreed to purchase or cause to be purchased, and the Company agreed to issue, Shares having an aggregate purchase price of $50.0 million (subject to adjustment), computed at a price of $9.05 per Share on or before November 30, 1993. The Capital Contribution Agreement terminated with the Refinancing. See "-- Compensation Committee Interlocks and Insider Participation," above for certain additional information regarding the Acquisition.

MANAGEMENT SUBSCRIPTION AND BENEFIT ARRANGEMENTS. See "Management -- Compensation Pursuant to Plans and Other Arrangements -- Severance Arrangements" for a description of the Company's severance arrangements with certain executive officers. See "Management -- Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements" for a description of the Company's employment arrangements with Mr. Beggs.

STOCK REPURCHASE AGREEMENTS. Certain officers, key employees of the Company and a former employee of the Company (collectively, the "Management Investors") are the beneficial owners of 90,426 Shares, not including 100,000 Shares held by Mr. Beggs pursuant to his Employment Agreement (the "Management Investors' Shares"). Such Shares were acquired in connection with the LBO pursuant to subscription agreements between the Company and such individuals (the "Subscription Agreements") or subsequently acquired as stock bonuses pursuant to the same Subscription Agreements. The Subscription Agreements provide that the Management Investors' Shares are subject to "put" options whereby the Company may be required to redeem such Shares at fair market value in the event of a Management Investor's death, disability, or termination of employment under certain circumstances, at the option of the Management Investor or his estate. Under certain circumstances, such Shares also are subject to "call" options whereby the Company, at its option, may purchase such Shares from a Management Investor at fair market value, so long as the Company has not effected a public offering of its common stock, in the event of either (i) a Management Investor's voluntary termination of employment on or before January 1, 1994, or (ii) a Management Investor's termination for cause (as defined). Due to the possibility of repurchase, such Management Investors' Shares were not considered to be part of the Company's stockholders' equity for periods prior to Fiscal 1993. The Subscription Agreements also grant to the Management Investors certain registration rights in the event that the Company (or, in certain circumstances, other investors in the Company) registers any common stock under the Securities Act.

FULCRUM. In connection with the LBO, The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (together, the "Fulcrum Partnerships"), purchased, after giving effect to the reverse stock split, 961,400 Shares pursuant to a stock subscription agreement with the Company (the "Fulcrum Stock Subscription Agreement") which provides that, under certain circumstances, the Company has a right of first refusal in the event of a proposed sale of such Shares by the Fulcrum Partnerships. The Fulcrum Subscription Agreement also grants to the Fulcrum Partnerships certain rights to demand the registration of their Shares and certain registration rights in the event that the Company (or, in certain circumstances, other investors in the Company) registers any common stock under the Securities Act. In addition, in connection with the Recapitalization, the Fulcrum Partnerships were issued Restructure Warrants to acquire up to an aggregate of 3,461,040 Shares.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Sealy Corporation and its subsidiaries are included in Part II, Item 8:

                 Sealy Corporation

                 Report of Independent Auditors

                 Consolidated Balance Sheets at November 30, 1993 and 1992

                 Consolidated Statements of Operations for the ten months ended November 30, 1993 (Successor), the two months ended January 31, 1993, year ended November 30, 1992, one month ended November 30, 1991 (Pre-Successor), and the eleven months ended October 31, 1991 (Predecessor).

                 Consolidated Statements of Stockholders' Equity for the ten months ended November 30, 1993 (Successor), the two months ended January 31, 1993, year ended November 30, 1992, one month ended November 30, 1991 (Pre-Successor), and the eleven months ended October 31, 1991 (Predecessor).

                 Consolidated Statements of Cash Flows for the ten months ended November 30, 1993 (Successor), the two months ended January 31, 1993, year ended November 30, 1992, one month ended November 30, 1991 (Pre-Successor), and the eleven months ended October 31, 1991 (Predecessor).

                 Notes to consolidated financial statements

(a)(2)   Financial Statement Schedules

                 Schedule VIII -- Valuation Accounts

                 Schedule X -- Supplementary Income Statement Information

(b) The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended November 30, 1993.

(c)  Exhibits:

 EXHIBIT
 NUMBER                                     EXHIBIT DESCRIPTION
 ------                                     -------------------
  3.1       Restated Certificate of Incorporation of Sealy Corporation dated as of November 5, 1991.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended
            November 30, 1991 (File No. 1-8738)).

  3.2       By-Laws of Sealy Corporation adopted as of November 4, 1991.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File
            No. 1-8738)).

  4.1       Warrant Agreement, dated as of November 6, 1991 between Sealy Corporation and Sealy, Inc., Warrant Agent, including the form of Series A and Series B Warrant.  (Incorporated herein by reference to the appropriate exhibit to Sealy
            Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).

  4.2       Form of Series A and Series B Warrant (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.1).
            (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the
            fiscal year ended November 30, 1991 (File No. 1-8738)).

  4.3       Warrant Agreement, dated as of August 1, 1989 between GGvA Holding Corp. (renamed Sealy Holdings, Inc. and merged with and into Sealy Corporation) and First Chicago Trust Company of New York, Warrant Agent, including the form of Merger
            Warrant (Incorporated herein by reference to Exhibit 4.1 to Annual Report on Form 10-K of The Ohio Mattress Holding
            Company and The Ohio Mattress Company for the year ended November 30, 1989, File No. 33-29246, filed March 2, 1990).

  4.4       Form of Merger Warrant (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.3) (Incorporated herein by reference to Exhibit 4.2 to Annual Report on Form 10-K of Sealy Holdings, Inc. and Sealy Holdings, Inc. (merged with and into Sealy Corporation) for the year ended November 30, 1990, File No. 33-29246, filed February 28, 1991).

  4.5       Second Amended and Restated Secured Credit Agreement, dated as of November 6, 1991, among Sealy Corporation, Certain
            Banks, Continental Bank N.A. and Caisse Nationale de Credit Agricole, as Co-Agents and The First National Bank of
            Chicago as Agent (without annexes). (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's
            Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).

  4.6       Amended and Restated Secured Credit Agreement (Post-Merger Facilities), dated as of July 25, 1989, among GGvA
            Acquisition Corp., The Ohio Mattress Holding Company (renamed Sealy Holdings, Inc. and merged with and into Sealy
            Corporation), Certain Banks, Continental Bank N.A. and Caisse Nationale de Credit Agricole, as Co-Agents and The First
            National Bank of Chicago as Agent (without annexes) (Incorporated herein by reference to Exhibit 4.14 to Amendment No. 1 to Registration Statement of The Ohio Mattress Holding Company on Form S-4, File No. 33-29246, filed August 9, 1989).

  4.7       Supplemental Agreement, dated as of June 5, 1989, among GGvA Acquisition Corp., The Ohio Mattress Holding Company
            (formerly GGvA Holding Corp., renamed Sealy Holdings, Inc. and merged with and into Sealy Corporation) and Certain Banks
            (Incorporated herein by reference to Exhibit 4.13 to Annual Report on Form 10-K of The Ohio Mattress Holding Company and
            The Ohio Mattress Company for the year ended November 30, 1989, File No. 33-29246, filed March 2, 1990).

 EXHIBIT
 NUMBER                                     EXHIBIT DESCRIPTION
 ------                                     -------------------
  4.8       Supplemental Agreement No. 2, dated as of December 8, 1989, among The Ohio Mattress Company (successor by merger to GGvA
            Acquisition Corp.), The Ohio Mattress Holding Company (formerly GGvA Holding Corp., renamed Sealy Holdings, Inc. and merged with and into Sealy Corporation) and Certain Banks (Incorporated herein by reference to Exhibit 4.14 to Annual
            Report on Form 10-K of The Ohio Mattress Holding Company and the Ohio Mattress Company for the year ended November 30,
            1989, File No. 33-29246, filed March 2, 1990).

  4.9       Supplemental Agreement No. 3, dated as of March 1, 1990, among The Ohio Mattress Company (successor by merger to GGvA
            Acquisition Corp. and renamed Sealy Corporation), The Ohio Mattress Holding Company (formerly GGvA Holding Corp., renamed Sealy Holdings, Inc. and merged with and into Sealy Corporation) and Certain Banks (Incorporated herein by reference to Exhibit 4.6 to Annual Report on Form 10-K of Sealy Holdings, Inc. and Sealy Holdings, Inc. (merged with and into Sealy Corporation) for the year ended November 30, 1990, File No. 33-29246, filed February 28, 1991).

  4.10      Supplemental Agreement No. 4, dated as of April 26, 1990, among Sealy Corporation (formerly The Ohio Mattress Company),
            Sealy Holdings, Inc. (formerly The Ohio Mattress Holding Company and merged with and into Sealy Corporation) and Certain
            Banks (Incorporated herein by reference to Exhibit 28.1 to Current Report on Form 8-K of Sealy Holdings, Inc. and Sealy
            Corporation dated April 26, 1990, File No. 33-29246, filed May 3, 1990).

  4.11      Supplemental Agreement No. 5, dated as of July 11, 1990, among Sealy Corporation (formerly The Ohio Mattress Company),
            Sealy Holdings, Inc. (formerly The Ohio Mattress Holding Company) and Certain Banks (Incorporated herein by reference to
            Exhibit 4.8 to Annual Report on Form 10-K of Sealy Holdings, Inc. and Sealy Holdings, Inc. (merged with and into Sealy
            Corporation) for the year ended November 30, 1990, File No. 33-29246, filed February 28, 1991).

  4.12      Supplemental Agreement No. 6, dated as of February 15, 1991 among Sealy Corporation (formerly The Ohio Mattress
            Company), Sealy Holdings, Inc. (formerly The Ohio Mattress Holding Company and merged with and into Sealy Corporation)
            and Certain Banks (Incorporated herein by reference to Exhibit 4.9 to Annual Report on Form 10-K of Sealy Holdings, Inc.
            and Sealy Holdings, Inc. (merged with and into Sealy Corporation) for the year ended November 30, 1990, File
            No. 33-29246, filed February 28, 1991).

  4.14      Indenture dated as of November 1, 1991, among Sealy Corporation, certain subsidiaries of Sealy Corporation listed on the signature pages thereto and Ameritrust Company National Association (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File
            No. 1-8738)).

  4.15      Stock Subscription Agreement, dated as of March 30, 1989 by and among GGvA Holding Corp. (renamed Sealy Holdings, Inc.
            and merged with and into Sealy Corporation) and the purchasers listed therein (Incorporated herein by reference to
            Exhibit 4.4 to Registration Statement of The Ohio Mattress Holding Company and The Ohio Mattress Company on Form S-4,
            File No. 33-29246, filed June 13, 1989).

  4.16      Management Stock Subscription Agreement, dated as of March 30, 1989 by and among GGvA Holding Corp. (renamed Sealy
            Holdings, Inc. and merged with and into Sealy Corporation) and the management purchasers listed therein (Incorporated herein by reference to Exhibit 4.5 to Registration Statement of The Ohio Mattress Holding Company on Form S-4, File
            No. 3329246, filed June 13, 1989).

 EXHIBIT
 NUMBER                                     EXHIBIT DESCRIPTION
 ------                                     -------------------
  4.17      First Supplemental Indenture, dated as of February 12, 1993, by and among Sealy Corporation, certain subsidiaries of
            Sealy Corporation listed on the signature pages thereto as Ameritrust Company National Association (n.k.a Society
            National Bank). (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  4.18      Amendment No. 2, dated as of February 8, 1993, to the Second Amended and Restated Secured Credit Agreement by and among
            Sealy Corporation, certain Banks, Continental Bank, N.A. and Caisse Nationale de Credit Agricole, as Co-Agents, and The
            First National Bank of Chicago, as Agent. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  4.19      Indenture, dated as of May 7, 1993, by and between Sealy Corporation and Society National Bank relating to the Sealy
            Corporation's 9 1/2% Senior Subordinated Notes.  (Incorporated herein by reference to the appropriate exhibit to the
            Form 8-K Current Report of Sealy Corporation dated May 7, 1993.)

  4.20      Form of 9 1/2% Senior Subordinated Note Due 2003.  (Incorporated herein by reference to the appropriate exhibit to the
            Form 8-K Current Report of Sealy Corporation dated May 7, 1993.)

  4.21      Secured Credit Agreement, dated as of May 7, 1993, by and among Sealy Corporation, Certain Banks and Other Financial
            Institutions and Banque Paribas, Citicorp USA, Inc., Continental Bank N.A. and General Electric Capital Corporation, as
            Managing Agents.  (Incorporated herein by reference to the appropriate exhibit to the Form 8-K Current Report of Sealy
            Corporation dated May 7, 1993.)

  *10.1     Amended and Restated Sealy Profit-Sharing Plan dated January 1, 1988.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File
            No. 1-8738)).

  *10.2     Sealy Profit-Sharing Plan Amendment No. 1 dated December 1, 1988.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File
            No. 1-8738)).

  *10.3     Sealy Profit-Sharing Plan Amendments No. 2 and 3 and Trust Agreement dated June 1, 1990.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended
            November 30, 1991 (File No. 1-8738)).

  *10.4     The Ohio Mattress Holding Company 1989 Stock Option Plan.  (Incorporated herein by reference to Exhibit 10.16 to Annual
            Report on Form 10-K of The Ohio Mattress Holding Company and The Ohio Mattress Company for the year ended November 30,
            1989, File No. 33-29246, filed March 2, 1990).

  *10.5     The Sealy Corporation 1991 Bonus Program.  (Incorporated herein by reference to the appropriate exhibit to Sealy
            Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).

  *10.6     1992 Bonus Program of Sealy Corporation.  (Incorporated herein by reference to the appropriate exhibit to Sealy
            Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  *10.7     Sealy Corporation 1992 Stock Option Plan.  (Incorporated herein by reference to the appropriate exhibit to Sealy
            Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  EXHIBIT
  NUMBER                                    EXHIBIT DESCRIPTION
  ------                                    -------------------
  *10.8     Sealy Corporation Performance Share Plan.  (Incorporated herein by reference to the appropriate exhibit to Sealy
            Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  *10.9     Employment Agreement dated as of October 31, 1992, by and between Sealy Corporation and Lyman M. Beggs.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  *10.10    Letter Agreement, dated as of October 31, 1992 by and between Sealy Corporation and Lyman M. Beggs.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  *10.11    Stockholder Agreement, dated as of October 31, 1992 by and between Sealy Corporation and Lyman M. Beggs.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  *10.12    Letter Agreement, dated June 5, 1991 by and between Sealy Corporation and Sam F. Smith, Jr.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended
            November 30, 1992 (File No. 1-8738)).

  10.13     Sealy Corporation 1993 Non-Employee Director Stock Option Plan.  (Incorporated herein by reference to the appropriate exhibit to the Form S-1 Registration Statement of Sealy Corporation (File No. 33-59134)).

  21.1      List of subsidiaries of Sealy Corporation (Incorporated herein by reference to the appropriate exhibit to Sealy
            Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

  99.1      Certificate of Ownership and Merger merging Sealy Holdings, Inc. with and into Sealy Corporation dated as of November 5,
            1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for
            the fiscal year ended November 30, 1991 (File No. 1-8738)).

  99.2      Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File
            No. 1-8738)).

- --------------

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(a) of this Form 10-K.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, SEALY CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               SEALY CORPORATION

     SIGNATURE                                                            TITLE
     ---------                                                            -----
By:  /s/  Lyman M. Beggs                           Chairman, President and Chief Executive Officer
    --------------------------
       Lyman M. Beggs                              (Principal Executive Officer)

Date: February 28, 1994


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


/s/  Lyman M. Beggs                                Chairman, President and                  February 28, 1994
- ----------------------------------
  Lyman M. Beggs                                   Chief Executive Officer
                                                   (Principal Executive and
                                                    Principal Financial Officer)

/s/  Frank Abbatomarco                             Corporate Controller                     February 28, 1994
- ----------------------------------
  Frank Abbatomarco                                (Principal Accounting Officer)


/s/  Samuel Zell                                   Director                                 February 28, 1994
- --------------------------------------
  Samuel Zell

/s/  David M. Schulte                              Director                                 February 28, 1994
- ------------------------------------
  David M. Schulte

/s/  Joel S. Friedland                             Director                                 February 28, 1994
- -------------------------------------
  Joel S. Friedland

/s/  George L. Davis                               Director                                 February 28, 1994
- ------------------------------------
  George L. Davis

/s/  Steven R. Fenster                             Director                                 February 24, 1994
- ------------------------------------
  Steven R. Fenster

/s/  Christie A. Hefner                            Director                                 February 28, 1994
- -------------------------------------
  Christie A. Hefner

/s/  James W. Johnston                             Director                                 February 22, 1994
- ----------------------------------
  James W. Johnston

/s/  Rolf H. Towe                                  Director                                 February 24, 1994
- --------------------------------------
  Rolf H. Towe

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   SCHEDULES


     TEN MONTHS ENDED NOVEMBER 30, 1993, TWO MONTHS ENDED JANUARY 31, 1993,
                         YEAR ENDED NOVEMBER 30, 1992,
    ONE MONTH ENDED NOVEMBER 30, 1991, ELEVEN MONTHS ENDED OCTOBER 31, 1991

                  FORMING A PART OF ANNUAL REPORT PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K

                                       OF

                               SEALY CORPORATION

                               SEALY CORPORATION

                      SCHEDULE VIII -- VALUATION ACCOUNTS

====================================================================================================================
                    COL. A                              COL. B            COL. C           COL. D            COL. E
- --------------------------------------------------------------------------------------------------------------------
                                                       BALANCE AT                                            BALANCE
                                                        BEGINNING                                            END OF
                DESCRIPTION                            OF PERIOD         ADDITIONS       DEDUCTIONS          PERIOD
- --------------------------------------------------------------------------------------------------------------------
                                                                                  (IN THOUSANDS)
SUCCESSOR
Ten months ended November 30, 1993:
    Allowance for doubtful accounts
      receivable                                         $ 9,683            $1,354           $3,387           $7,650

PRE-SUCCESSOR
Two months ended January 31, 1993:
    Allowance for doubtful accounts
      receivable                                         $ 9,438               265               20            9,683
Fiscal year ended November 30, 1992:
    Allowance for doubtful accounts
      receivable                                         $13,091             3,662            7,315            9,438
One month ended November 30, 1991:
    Allowance for doubtful accounts
      receivable                                         $12,909               257               75           13,091
PREDECESSOR
Eleven months ended October 31, 1991:
    Allowance for doubtful accounts
      receivable                                         $ 7,375             7,241            1,707           12,909

                               SEALY CORPORATION

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

===================================================================================================================================
         COL. A                                                                     COL. B
- -------------------------------           ----------------------------------------------------------------------------------------
                                                                         CHARGED TO COSTS AND EXPENSES
                                                                              (IN THOUSANDS)


                                                   SUCCESSOR                      PRE-SUCCESSOR                      PREDECESSOR
                                                   ---------      --------------------------------------------    --------------
                                                 Ten Months       Two Months         Year          One Month       Eleven Months
                                                   Ended            Ended            Ended           Ended             Ended
                                               Nov. 30, 1993    Jan. 31, 1993    Nov. 30, 1992    Nov. 30, 1991    Oct. 31, 1991
                                               -------------    -------------    -------------    -------------    -------------
Advertising costs                                   $67,319         $12,305           $65,871          $5,085          $48,946