Form 10-Q
period 1994-02-28
SEALY CORP
filed 1994-04-14
CIK 748015

==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended    February 28, 1994        Commission file number 1-8738
                       -------------------                               ------


                              SEALY CORPORATION
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                 36-3284147
- -----------------------------------        -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


          520 PIKE STREET
       SEATTLE, WASHINGTON                                     98101
- ----------------------------------                   -------------------------
(Address of principal executive offices)*                    (Zip Code)



     Registrant's telephone number, including area code   (206) 625-1233
                                                        ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X          No
                                          -----            -----


The number of shares of the registrant's common stock outstanding as of MARCH 31, 1994 was 29,459,326.





* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.


==============================================================================

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
Item 1 - Financial Statements

                               SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                      SUCCESSOR                 PRE-SUCCESSOR
                                                            ------------------------------      -------------
                                                            THREE MONTHS        ONE MONTH         TWO MONTHS
                                                               ENDED              ENDED              ENDED
                                                            FEBRUARY 28,       FEBRUARY 28,        JANUARY 31,
                                                               1994               1993               1993
                                                           ------------       ------------      -------------
         Net sales                                             $155,607          $ 53,564           $103,492
                                                               --------          --------           --------

         Costs and expenses:
          Cost of goods sold                                     82,333            28,465             57,110
          Selling, general and administrative                    51,552            16,867             34,597
          Amortization of intangibles                             3,515             1,352              2,473
          Interest expense, net                                   8,576             3,225              6,675
                                                               --------           -------           --------
                                                                145,976            49,909            100,855
                                                                -------           -------            -------

                 Income before income tax                         9,631             3,655              2,637
         Income tax                                               4,486             1,662              1,660
                                                                -------          --------           --------
                 Net income                                     $ 5,145          $  1,993           $    977
                                                                =======          ========           ========


         Earnings per common share                             $    .17         $     .07           $    .03


         Weighted average number of common
          shares and equivalents outstanding
          during period                                          30,553            30,102             30,062





                    See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      SUCCESSOR
                                                                         -------------------------------------
                                                                           FEBRUARY 28,           NOVEMBER 30,
                                                                             1994                   1993
                                                                         -------------         ---------------

ASSETS
Current assets:
  Cash and equivalents                                                       $ 24,969               $ 20,919
  Accounts receivable, less allowance for doubtful
    accounts (1994 - $7,880; 1993 - $7,650)                                    73,566                 72,128
  Inventories                                                                  42,678                 41,745
  Prepaid expenses and taxes                                                   22,785                 23,261
                                                                              -------               --------
                                                                              163,998                158,053

Property, plant and equipment -- at cost                                      148,644                147,333
  Less accumulated depreciation                                                 9,606                  7,228
                                                                             --------               --------
                                                                              139,038                140,105

Other assets:
  Goodwill and other intangibles -
    net of accumulated amortization
    (1994 - $15,295; 1993 - $11,780)                                          503,935                507,450
  Debt issuance costs and other assets                                         17,483                 17,499
                                                                             --------               --------
                                                                              521,418                524,949

                                                                             --------               --------
                                                                             $824,454               $823,107
                                                                             ========               ========

                               SEALY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       SUCCESSOR
                                                                         -------------------------------------
                                                                           FEBRUARY 28,           NOVEMBER 30,
                                                                             1994                   1993
                                                                         -------------         ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion -- long-term obligations                                   $ 21,589               $ 21,728
  Accounts payable                                                             26,125                 28,603
  Accrued interest payable                                                      7,787                  3,474
  Other accrued expenses                                                       57,042                 61,489
                                                                              -------               --------
                                                                              112,543                115,294

Long-term obligations                                                         379,168                384,451
Other noncurrent liabilities                                                   17,994                 17,160
Deferred income taxes                                                          24,179                 21,857

Stockholders' equity:
  Common stock                                                                    295                    295
  Additional paid-in capital                                                  261,658                260,581
  Retained earnings                                                            29,870                 24,725
  Foreign currency translation adjustment                                      (1,253)                (1,256)
                                                                             --------               --------
                                                                              290,570                284,345
Commitments and contingencies

                                                                             --------               --------
                                                                             $824,454               $823,107
                                                                             ========               ========





          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                      SUCCESSOR                  PRE-SUCCESSOR
                                                            ------------------------------       -------------
                                                            THREE MONTHS         ONE MONTH         TWO MONTHS
                                                               ENDED               ENDED              ENDED
                                                            FEBRUARY 28,       FEBRUARY 28,        JANUARY 31,
                                                               1994               1993               1993
                                                           ------------       ------------       ------------
Net cash provided by (used in)
     operating activities                                      $ 10,783           $ 1,702           $ (1,277)
                                                               --------           -------           ---------

Net cash used in investing activities:
  Property, plant and equipment, net                             (1,311)           (5,267)            (3,082)
                                                              ---------          --------           ---------

Net cash (used for) provided by
     financing activities:
  Repayment of long term obligations, net                        (5,422)            3,455              2,667
                                                              ---------          --------           --------

Change in cash and equivalents                                    4,050              (110)            (1,692)

Cash and equivalents:
  Beginning of period                                            20,919            11,057             12,749
                                                               --------          --------           --------

  End of period                                                $ 24,969          $ 10,947           $ 11,057
                                                               ========          ========           ========



Supplemental disclosures:
- -------------------------

  Taxes paid, net                                               $ 1,402          $    344           $    895

  Interest paid                                                 $ 3,541          $  4,168           $  1,037
                                                                =======          ========           ========





                    See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    THREE MONTHS ENDED FEBRUARY 28, 1994, ONE MONTH ENDED FEBRUARY 28, 1993
                     AND TWO MONTHS ENDED JANUARY 31, 1993
============================================================================


NOTE A -- BASIS OF PRESENTATION

This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1993.

   On February 12, 1993, a group of investors led by the Zell/Chilmark Fund L.P., a Delaware Limited Partnership acquired the Company for $250.0 million
(the "Acquisition").   The Company employed the purchase method of accounting
for the Acquisition, the effect of which changed the basis of certain assets and liabilities, including deferred income taxes, goodwill, property, plant
and equipment and stockholders' equity.   As a result of the purchase
accounting adjustments, the financials for the three months ended February 28, 1994 and the one month ended February 28, 1993 (the "Successor Financials") are not comparable to the financials for the two-month period ended January 31, 1993 (the "Pre-Successor Financials") presented herein.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at February 28, 1994, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature. The November 30, 1993 condensed consolidated balance sheet included herein is derived from the audited consolidated balance sheet as of November 30, 1993.


NOTE B -- INVENTORIES

   The major components of inventories were as follows:


                                                                             SUCCESSOR
                                                                 -----------------------------------
                                                                 FEBRUARY 28,            NOVEMBER 30,
                                                                     1994                    1993
                                                                   --------                --------
                                                                           (IN THOUSANDS)
         Raw materials                                              $32,288                 $31,573
         Work in process                                              3,863                   3,782
         Finished goods                                               6,527                   6,390
                                                                    -------                 -------
                                                                    $42,678                 $41,745
                                                                    =======                 =======

                                                         SEALY CORPORATION
                                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THREE MONTHS ENDED FEBRUARY 28, 1994, ONE MONTH ENDED FEBRUARY 28, 1993
                                               AND TWO MONTHS ENDED JANUARY 31, 1993

===========================================================================================================================

NOTE C -- LONG-TERM OBLIGATIONS


                                                                             SUCCESSOR
                                                                 ------------------------------------
                                                                 FEBRUARY 28,            NOVEMBER 30,
                                                                     1994                    1993
                                                                   --------                --------
                                                                           (IN THOUSANDS)
     Secured Credit Agreement:
         Revolving Credit Facility                              $         -               $   3,000
         Term Loan Facility                                         194,543                 196,774
     9 1/2% Senior Subordinated Notes Due 2003                      200,000                 200,000
     Other                                                            6,214                   6,405
                                                                  ---------               ---------
                                                                    400,757                 406,179
     Less current portion                                            21,589                  21,728
                                                                  ---------               ---------
                                                                   $379,168                $384,451
                                                                   ========                ========


NOTE D -- CONTINGENCIES

     Sealy Corporation and one of its subsidiaries are parties to an Administrative Consent Order (the "ACO") issued by the New Jersey Department of Environmental Protection and Energy (the "Department") dating back to 1989, which requires that soil and groundwater sampling be conducted to determine the extent of environmental contamination found at a closed plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes was a source of any of the contaminants found to exist above regulatorily acceptable levels in the groundwater, and the Company is exploring other possible sources of the contamination, including former owners of the facility. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for site investigation and any necessary clean-up plan approved by the Department under the terms of the ACO. The Company has established an accrual for further site investigation and remediation. Based on the facts currently known by the Company, management believes that the accrual is adequate to cover the Company's probable liability and does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations. However, because of the nature of certain of the contaminants found, their geological location in fractured bedrock, the lack of any accepted technology for successfully remediating the contamination, as well as additional factors, including the uncertainties surrounding the nature and application of environmental regulations, the practical and technical difficulties in obtaining complete delineation of the contamination, the level of clean-up that may be required, if any, or the technology that could be involved, and the possible involvement of other potentially responsible parties, the Company cannot presently predict the ultimate cost to remediate this facility, and there can be no assurance that the Company will not incur material liability with respect to this matter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company employed the purchase method of accounting for the Acquisition in February 1993. In accordance with generally accepted accounting principles, the post-Acquisition financials for the one month ended February 28, 1993, presented in Part I, Item 1 herein, may not be combined with the pre-Acquisition based financials for the two months ended January 31, 1993.
The application of purchase accounting for the Acquisition resulted in changes in the valuation of certain assets and liabilities, the effect of which had a slight change in the amount of depreciation and amortization in the post-Acquisition financials when compared with amounts in the pre-Acquisition Financials.

RESULTS OF OPERATIONS

     For ease of reference in the following tables, the results of operations of the Company for the one month ended February 28, 1993 have been arithmetically combined with those for the two months ended January 31, 1993.


                                                       Three  Months Ended
                                                    -------------------------
                                                         February  28,

                                                      1994             1993
                                                    --------         --------
                                                        (in millions)

Net sales                                            $155.6           $157.1
                                                     ------           ------

Costs and expenses:
  Cost of goods sold                                   82.3             85.6
  Selling, general and
    administrative                                     51.6             51.5
  Amortization of intangibles                           3.5              3.8
  Interest expense, net                                 8.6              9.9
                                                     -------          ------
                                                      146.0            150.8
                                                      ------           -----

       Income before income tax                         9.6              6.3
Income tax                                              4.5              3.3
                                                      -----            -----
       Net income                                     $ 5.1             $3.0
                                                      =====            =====



THREE MONTHS ENDED FEBRUARY 28, 1994 AND 1993

    NET SALES. Net sales decreased $1.5 million (0.9%) for the three months ended February 28, 1994 ("First Quarter 94") when compared with the three months ended February 28, 1993 ("First Quarter 93") which included $3.3 million of sales from the discontinued waterbed business. Excluding the waterbed business, First Quarter 94 sales increased $1.8 million (1.2%) over First Quarter 93. A shift in mix to the more profitable Posturepedic product line and increased sales of wood furniture products increased average unit selling prices in First Quarter 94 and more than offset the decline in sales resulting from management's decision to discontinue sales of certain lower margin products as well as a decline in sales to Sears Roebuck and Company ("Sears"), the Company's largest customer.

    The decline in sales to Sears is attributable to Sears reducing the number of its furniture and bedding outlets, closing its catalog business, adding another major bedding brand to its traditional stores and featuring that brand during the First Quarter 94 promotion. Sometime during the third quarter of 1994, the Company will no longer manufacture Sears' private label bedding. Although there can be no assurances, management believes that continued consumer acceptance of the Company's new Posturepedic line as well as improved operating efficiencies will result in Sears' decisions not having a material adverse impact on the Company's profitability for fiscal 1994.

    COST OF GOODS SOLD. As a percentage of net sales, cost of goods sold for First Quarter 94 decreased 1.6 percentage points due to an improved product mix, better raw material management and absorption of manufacturing overhead.

    SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general and administrative expenses were unchanged for First Quarter 94.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased as a result of the Acquisition.

    INTEREST EXPENSE, NET. Interest expense, net for First Quarter 94 decreased 13.4% or $1.3 million, due primarily to a net reduction of approximately $53 million in total indebtedness and a reduction in interest rates on senior subordinated notes from 12.4% to 9 1/2% as a result of a refinancing in May 1993.

    INCOME TAX. The Company's effective income tax rates differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials and state and local taxes.

    NET INCOME. For the reasons set forth above, net income improved 73% to $5.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    During First Quarter 94 the Company's principal source of funds consisted of cash flow from operating activities. Its principal uses of funds consisted of payments of principal, interest and capital expenditures. Capital expenditures totalled $1.8 million for First Quarter 94. Management believes that annual capital expenditure limitations in its credit agreement will not significantly inhibit the Company from meeting its ongoing operating needs. At February 28, 1994, the Company had approximately $55 million available under its revolving credit facility, with no amount outstanding, and letters of credit issued totalling approximately $20 million. The Company's net weighted average borrowing cost was 8.6% for First Quarter 94.

    Management believes that the Company will have the necessary liquidity for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indenture, future environmental liabilities, if any, and for other needs required to manage its business, through cash flow from operations and availability under the revolving credit facility.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------
    There have been no material developments in or dispositions of legal proceedings reported in the Company's Annual Report on Form 10K for the fiscal year ended November 30, 1993, as filed with the Securities and Exchange Commission on February 28, 1994. See Note D to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 5.  Other Information
- --------------------------
    None

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
    None

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


                               SEALY CORPORATION


     Signature                                  Title
     ---------                                  -----

By: /s/ Lyman M. Beggs                   Chairman, President and Chief Executive
   ---------------------------------     Officer (Principal Executive Officer)
        Lyman M. Beggs


By: /s/ Frank Abbatomarco                Corporate Controller
   ---------------------------------     (Principal Accounting Officer)
        Frank Abbatomarco

Date:  April 14, 1994