Form 10-Q
period 1994-05-31
SEALY CORP
filed 1994-07-13
CIK 748015

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended   MAY 31, 1994            Commission file number 1-8738
                      -------------------                              ------

                              SEALY CORPORATION*
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                  36-3284147
- - -------------------------------        -------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


            520 PIKE STREET
          SEATTLE, WASHINGTON                               98101
- - -----------------------------------------    -----------------------------------
(Address of principal executive offices)*                 (Zip Code)


           Registrant's telephone number, including area code   (206) 625-1233
                                                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No
                                        ------           ------


The number of shares of the registrant's common stock outstanding as of JUNE 30, 1994 was 29,433,330.
- - -------------     ----------



* All corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

================================================================================

                                                  PART I.   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                                         SEALY CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)

                                                                          SUCCESSOR
                                                                    -----------------------
                                                                     THREE MONTHS ENDED
                                                                          MAY 31,
                                                                    1994              1993
                                                                    -----------------------
         Net sales                                                  $176,751         $161,373
                                                                    --------         --------

         Costs and expenses:
          Cost of goods sold                                          94,201           86,922
          Selling, general and administrative                         54,865           53,606
          Amortization of intangibles                                  3,514            3,899
          Interest expense, net                                        9,233            9,857
                                                                    --------         --------
                                                                     161,813          154,284
                                                                    --------         --------
                 Income before income tax
                   and extraordinary item                             14,938            7,089
         Income tax                                                    6,326            3,624
                                                                    --------         --------
                 Income before extraordinary item                      8,612            3,465

         Extraordinary loss from early
          extinguishment of debt (net of
          income taxes of $1,504)                                      -                2,919
                                                                    --------         --------
                 Net income                                         $  8,612         $    546
                                                                    ========         ========

         Earnings per common share:
          Income before extraordinary item                          $    .28         $    .12
          Extraordinary loss                                          -                  (.10)
                                                                    --------         ---------
                 Net income                                         $    .28         $    .02
                                                                    ========         ========

         Weighted average number of common
          shares and equivalents outstanding
          during period                                               30,609           30,199




                    See accompanying notes to consolidated financial statements.

                                                         SEALY CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)

                                                                      SUCCESSOR                  PRE-SUCCESSOR
                                                          --------------------------------       -------------
                                                            SIX MONTHS         FOUR MONTHS         TWO MONTHS
                                                              ENDED              ENDED              ENDED
                                                              MAY 31,            MAY 31,          JANUARY 31,
                                                               1994              1993                1993
                                                          ------------      --------------       ------------
         Net sales                                            $332,358            $214,937           $103,492
                                                              --------            --------           --------

         Costs and expenses:
          Cost of goods sold                                   176,534             115,387             57,110
          Selling, general and administrative                  106,417              70,473             34,597
          Amortization of intangibles                            7,029               5,251              2,473
          Interest expense, net                                 17,809              13,082              6,675
                                                              --------            --------           --------
                                                               307,789             204,193            100,855
                                                              --------            --------           --------
                  Income before income tax
                    and extraordinary item                      24,569              10,744              2,637
         Income tax                                             10,812               5,286              1,660
                                                              --------            --------           --------
                  Income before extraordinary item              13,757               5,458                977

         Extraordinary loss from early
          extinguishment of debt (net of
          income taxes of $1,504)                                -                   2,919              -
                                                              --------            --------           --------
                  Net income                                  $ 13,757            $  2,539           $   977
                                                              ========            ========           =======


         Earnings per common share:
          Income before extraordinary item                    $    .45            $    .18           $    .03
          Extraordinary loss                                     -                    (.10)              -
                                                              --------            --------           --------
                  Net income                                  $    .45            $    .08           $    .03
                                                              ========            ========           ========

         Weighted average number of common
          shares and equivalents outstanding
          during period                                         30,581              30,181             30,062




                    See accompanying notes to consolidated financial statements.

                                                         SEALY CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (IN THOUSANDS)



                                                                                        SUCCESSOR
                                                                         -------------------------------------
                                                                             MAY 31,              NOVEMBER 30,
                                                                             1994                   1993
                                                                         -------------         ---------------
ASSETS

Current assets:
  Cash and equivalents                                                       $ 18,967               $ 20,919
  Accounts receivable, less allowance for doubtful
    accounts (1994 - $8,069; 1993 - $7,650)                                    81,041                 72,128
  Inventories                                                                  41,310                 41,745
  Prepaid expenses and taxes                                                   19,599                 23,261
                                                                             --------               --------
                                                                              160,917                158,053

Property, plant and equipment -- at cost                                      149,344                147,333
  Less accumulated depreciation                                                11,910                  7,228
                                                                             --------               --------
                                                                              137,434                140,105

Other assets:
  Goodwill and other intangibles -
    net of accumulated amortization
    (1994 - $18,809; 1993 - $11,780)                                          500,421                507,450
  Debt issuance costs and other assets                                         17,774                 17,499
                                                                             --------               --------
                                                                              518,195                524,949

                                                                             --------               --------
                                                                             $816,546               $823,107
                                                                             ========               ========

                                                         SEALY CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (IN THOUSANDS)



                                                                                        SUCCESSOR
                                                                         -------------------------------------
                                                                             MAY 31,            NOVEMBER 30,
                                                                             1994                  1993
                                                                         -------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion -- long-term obligations                                   $ 24,370               $ 21,728
  Accounts payable                                                             28,951                 28,603
  Accrued interest payable                                                      1,894                  3,474
  Other accrued expenses                                                       55,351                 61,489
                                                                             --------               --------
                                                                              110,566                115,294

Long-term obligations                                                         364,791                384,451
Other noncurrent liabilities                                                   15,439                 17,160
Deferred income taxes                                                          25,964                 21,857

Stockholders' equity:
  Common stock                                                                    295                    295
  Additional paid-in capital                                                  262,698                260,581
  Retained earnings                                                            38,482                 24,725
  Foreign currency translation adjustment                                      (1,689)                (1,256)
                                                                             --------               --------
                                                                              299,786                284,345
Commitments and contingencies

                                                                             --------               --------
                                                                             $816,546               $823,107
                                                                             ========               ========




                    See accompanying notes to consolidated financial statements.


                                                         SEALY CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)



                                                                     SUCCESSOR                   PRE-SUCCESSOR
                                                           -------------------------------       ------------
                                                              SIX MONTHS       FOUR MONTHS         TWO MONTHS
                                                               ENDED             ENDED                ENDED
                                                               MAY 31,            MAY 31,          JANUARY 31,
                                                               1994               1993               1993
                                                           ------------       ------------       ------------
Net cash provided by (used in)
     operating activities                                       $17,856           $22,399            $(1,277)
                                                                -------           -------            -------
Net cash used in investing activities:
  Property, plant and equipment, net                             (2,011)           (7,633)            (3,082)
                                                                -------           -------            -------

Financing activities:
  Proceeds from bank loans and sale
    of 9 1/2% Senior Subordinated
    Notes due 2003                                              $     -          $450,000            $     -
  Repayment of old bank loan and
    12.4% Senior Subordinated
    Notes due 2001                                                    -          (433,320)                 -
  Debt issuance costs                                              (779)          (17,093)                 -
  Other long term obligations, net                              (17,018)          (12,666)             2,667
                                                                -------          --------            -------

Net cash (used in) provided by
  financing activities                                          $(17,797)        $(13,079)           $ 2,667
                                                                --------         ---------           -------

Change in cash and equivalents                                   (1,952)            1,687             (1,692)

Cash and equivalents:
  Beginning of period                                            20,919            11,057             12,749
                                                                -------           -------            -------

  End of period                                                 $18,967           $12,744            $11,057
                                                                =======           =======            =======



Supplemental disclosures:
- - -------------------------

  Taxes paid, net                                               $ 2,813           $ 1,528            $   895
   Interest paid                                                $18,382           $11,050            $ 1,037
                                                                =======           =======            =======



                    See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SIX MONTHS ENDED MAY 31, 1994, FOUR MONTHS ENDED MAY 31, 1993
                    AND TWO MONTHS ENDED JANUARY 31, 1993
================================================================================

NOTE A -- ACCOUNTING FOR THE TRANSACTION AND BASIS OF PRESENTATION

   This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1993.

   On February 12, 1993, a group of investors led by Zell/Chilmark Fund L.P., a Delaware limited partnership, acquired the Company for $250.0 million (the "Acquisition"). The Company employed the purchase method of accounting for the Acquisition, the effect of which changed the basis of certain assets and liabilities, including deferred income taxes, goodwill, property, plant and equipment and stockholders' equity. As a result of the purchase accounting adjustments, the financials for the six months ended May 31, 1994 and the four months ended May 31, 1993 (the "Successor Financials") are not comparable to the financials for the two months ended January 31, 1993 (the "Pre-Successor Financials") presented herein.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at May 31, 1994, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature. The November 30, 1993 condensed consolidated balance sheet included herein is derived from the audited consolidated balance sheet as of November 30, 1993.


NOTE B -- INVENTORIES

   The major components of inventories were as follows:


                                                                             SUCCESSOR
                                                                -------------------------------------
                                                                   MAY 31,               NOVEMBER 30,
                                                                     1994                    1993
                                                                   --------                --------
                                                                           (IN THOUSANDS)
         Raw materials                                              $31,251                 $31,573
         Work in process                                              3,740                   3,782
         Finished goods                                               6,319                   6,390
                                                                    -------                 -------
                                                                    $41,310                 $41,745
                                                                    =======                 =======

                               SEALY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SIX MONTHS ENDED MAY 31, 1994, FOUR MONTHS ENDED MAY 31, 1993
                    AND TWO MONTHS ENDED JANUARY 31, 1993
================================================================================

NOTE C -- LONG-TERM OBLIGATIONS


                                                                             SUCCESSOR
                                                                -------------------------------------
                                                                    MAY 31,              NOVEMBER 30,
                                                                     1994                    1993
                                                                   --------                --------
                                                                           (IN THOUSANDS)
     Secured Credit Agreement:
         Revolving Credit Facility                                 $      -                $  3,000
         Term Loan Facility                                               -                 196,774
     Restated Credit Agreement:
         Revolving Credit Facility                                   33,000                       -
         Term Loan Facility                                         150,000                       -


     9 1/2% Senior Subordinated Notes Due 2003                      200,000                 200,000
     Other                                                            6,161                   6,405
                                                                   --------                --------
                                                                    389,161                 406,179
     Less current portion                                            24,370                  21,728
                                                                   --------                --------
                                                                   $364,791                $384,451
                                                                   ========                ========

     On May 27, 1994, the Company entered into a restated secured credit agreement (the "Restated Credit Agreement") with a majority of its current group of senior lenders (the "Senior Lenders"), which modified the terms of its existing secured credit agreement (the "Secured Credit Agreement") by reducing the amounts available under its existing term loan facilities thereunder from an aggregate of $250 million to a single facility of $150 million (the "Term Loan Facility") and by increasing the amount available under its existing revolving credit facility thereunder from $75 million to $125 million (the "Revolving Credit Facility"). At the time the Company entered into the Restated Credit Agreement, the Company converted $33 million outstanding under its existing term loan facilities into outstanding loans of $33 million under the Revolving Credit Facility.

     The Restated Credit Agreement provides for loans up to $275 million and consists of the $125 million Revolving Credit Facility and the $150 million Term Loan Facility. The Revolving Credit Facility provides for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million ("Swing Loans"). The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

     The Term Loan Facility is a $150 million term loan with a final maturity of November 30, 1999 and amortizes in uneven fiscal quarterly principal payments aggregating $20 million in each of the fiscal years ending 1994 and 1995, $25 million in each of the fiscal years ending 1996 and 1997 and $30 million in each of the fiscal years ending 1998 and 1999.

     Under the terms of the Restated Credit Agreement, the Company is initially obligated to pay a commitment fee rate of 0.375% per annum on the unused portion of the Revolving Credit Facility. The fee, which is payable quarterly in arrears, is reduced or increased depending on certain financial ratios.

                               SEALY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SIX MONTHS ENDED MAY 31, 1994, FOUR MONTHS ENDED MAY 31, 1993
                    AND TWO MONTHS ENDED JANUARY 31, 1993
================================================================================

The effects of the May 27, 1994 refinancing lowered the Company's interest rates and debt service obligations. Two separate interest rate options exist under the Restated Credit Agreement and are available to the Company at its option as follows:

     (a)  A Floating Rate which is the greater of
         (i)   A Corporate Base Rate plus an applicable margin or
         (ii)  A Federal Funds Rate plus 0.25% and an applicable margin; or
     (b)  A Eurodollar Rate plus an applicable margin.

     The applicable margin is initially zero for the Floating Rate option and 1.25% for the Eurodollar Rate option. The applicable margin is reduced or increased depending on certain financial ratios.

     In addition, certain other provisions of the Restated Credit Agreement were amended to provide more flexibility to the Company relating to, among other things, investments, capital expenditures and incurrence of debt. Other terms of the Restated Credit Agreement were virtually unchanged from the terms of the Secured Credit Agreement.

     During the six months ended May 31, 1994, the maximum amount outstanding under the revolving credit facility pursuant to either the Restated Credit Agreement or the Secured Credit Agreement, excluding outstanding Letters of Credit, was $33.0 million. At May 31, 1994, the Company had approximately $70 million available under the Revolving Credit Facility, with $33 million outstanding and Letters of Credit totalling approximately $22 million.

     All obligations of the Company to the Senior Lenders are jointly and severally guaranteed by each direct and indirect domestic subsidiary of the Company and secured by first priority liens on and security interests in substantially all of the assets of the Company and its domestic subsidiaries and by first priority pledges of substantially all of the capital stock of most of the subsidiaries of the Company.

NOTE D -- CONTINGENCIES

     Sealy Corporation and one of its subsidiaries are parties to an Administrative Consent Order (the "ACO") issued by the New Jersey Department of Environmental Protection and Energy (the "Department"), dating back to 1989, which requires that soil and groundwater sampling be conducted to determine the extent of environmental contamination found at a closed plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes was a source of any of the contaminants found to exist above regulatorily acceptable levels in the groundwater, and the Company is exploring other possible sources of the contamination, including former owners of the facility. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for site investigation and any necessary clean-up plan approved by the Department under the terms of the ACO. The Company has established an accrual for further site investigation and remediation. Based on the facts currently known by the Company, management believes that the accrual is adequate to cover the Company's probable liability and does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations. However, because of the nature of certain of the contaminants found, their geological location in fractured bedrock, the lack of any accepted technology for successfully remediating the contamination, as well as additional factors, including the uncertainties surrounding the nature and application of environmental regulations, the practical and technical difficulties in obtaining complete delineation of the contamination, the level of clean-up that may be required, if any, or the technology that could be involved, and the possible involvement of other potentially responsible parties, the Company cannot presently predict the ultimate cost to remediate this facility and there can be no assurance that the Company will not incur material liability with respect to this matter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company employed the purchase method of accounting for the Acquisition in February 1993. In accordance with generally accepted accounting principles, the post-Acquisition financials for the six months ended May 31, 1994 and the four months ended May 31, 1993, presented in Part I, Item 1 herein, are not comparable to the pre-Acquisition financials for the two months ended January 31, 1993. The application of purchase accounting for the Acquisition resulted in changes in the valuation of certain assets and liabilities, the effect of which had a slight change in the amount of depreciation and amortization in the post-Acquisition financials when compared with amounts in the pre-Acquisition Financials.

RESULTS OF OPERATIONS

     For ease of reference in the following Six Month table, the results of operations of the Company for the four months ended May 31, 1993 have been arithmetically combined with the two months ended January 31, 1993.


                                                 Three Months Ended                Six Months Ended
                                                      May 31,                            May 31,
                                            ---------------------------          --------------------------
                                              1994               1993              1994              1993
                                            --------           --------          --------          --------
Net Sales                                     $176.7             $161.4            $332.3            $318.4
                                              ------             ------            ------            ------

Cost and expenses:
   Cost of goods sold                           94.2               86.9             176.5             172.5
   Selling, general and
       administrative                           54.9               53.6             106.4             105.0
   Amortization of intangibles                   3.5                3.9               7.0               7.7
   Interest expense, net                         9.2                9.9              17.8              19.8
                                              ------             ------            ------            ------
                                               161.8              154.3             307.7             305.0
                                              ------             ------            ------            ------


Income before income tax
  and extraordinary item                        14.9                7.1              24.6              13.4
Income tax                                       6.3                3.6              10.8               7.0
                                               -----              -----             -----             -----
Income before extraordinary item                 8.6                3.5              13.8               6.4
Extraordinary item                                 -                2.9                 -               2.9
                                               -----              -----             -----             -----
Net income                                     $ 8.6              $ 0.6             $13.8             $ 3.5
                                               =====              =====             =====             =====


THREE AND SIX MONTHS ENDED MAY 31, 1994 AND 1993

     NET SALES. Net Sales for the three and six months ended May 31, 1994 increased $15.4 million (9.5%) and $13.9 million (4.4%), respectively, due to a shift in mix to the higher priced Posturepedic product line and increased sales of wood furniture products.

     Sometime during the third quarter of 1994, the Company will no longer manufacture private label bedding for Sears, Roebuck and Co. ("Sears"). Although there can be no assurances, management believes that continued consumer acceptance of the Company's Posturepedic line, as well as improved operating efficiencies, will result in Sears' decisions not having a material adverse impact on the Company's profitability for fiscal 1994.

     COST OF GOODS SOLD. As a percentage of net sales, cost of goods sold for the three and six months ended May 31, 1994 decreased 0.6 and 1.1 percentage points, respectively, due to an improved product mix, better raw material management and manufacturing overhead cost control.

     SELLING, GENERAL AND ADMINISTRATIVE. As a percentage of sales, selling, general and administrative expenses for the three and six months ended May 31, 1994 declined 2.2 and 1.0 percentage points to 31.0% and 32.0%, respectively, due to lower delivery, selling and administrative expenses.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased as a result of the Acquisition.

     INTEREST EXPENSE, NET. Interest expense, net for the three and six months ended May 31, 1994 decreased 0.9% ($0.7 million) and 0.8% ($2.0 million), respectively, due primarily to a net reduction of approximately $68 million in total indebtedness and a reduction in interest rates on senior subordinated notes from 12.4% to 9 1/2% as a result of a refinancing in May 1993.

     INCOME TAX. The Company's effective income tax rates differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials and state and local taxes.

     NET INCOME. For the reasons set forth above, net income improved approximately $8.0 and $10.3 million for the three and six months ended May 31, 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended May 31, 1994, the Company's principal source of funds consisted of cash flow from operating activities. Its principal uses of funds consisted of payments of principal, interest and capital expenditures. Capital expenditures totalled $3.9 million for the six months. Management believes that annual capital expenditure limitations in its Restated Credit Agreement will not significantly inhibit the Company from meeting its ongoing operating needs. At May 31, 1994, the Company had approximately $70 million available under the Revolving Credit Facility, with $33 million outstanding, and Letters of Credit issued totalling approximately $22 million. The Company's net weighted average borrowing cost was 8.8% for the six months ended May 31, 1994.

     On May 27, 1994, the Company entered into a Restated Credit Agreement with its current group of Senior Lenders, which modified the terms of its Secured Credit Agreement by reducing the amounts available under its existing term loan facilities thereunder from an aggregate of $250 million to a single facility of $150 million (the "Term Loan Facility") and by increasing the amount available under its existing revolving credit facility thereunder from $75 million to $125 million (the "Revolving Credit Facility"). At the time the Company entered into the Restated Credit Agreement, the Company converted $33 million outstanding under its existing term loan facilities into outstanding loans of $33 million under the Revolving Credit Facility. The Restated Credit Agreement provides for loans up to $275 million and consists of the $125 million Revolving Credit Facility and the $150 million Term Loan Facility. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

     The Company believes this refinancing will result in reduced interest expense of up to $1.1 million in 1994 and up to $9.5 million over the term of the loan and provides the Company with greater financial flexibility in the management of cash and with certain less restrictive covenants.

     Management believes that the Company will have the necessary liquidity for the next several years to fund its expected capital expenditures, obligations under its Restated Credit Agreement and subordinated note indenture, environmental liabilities, if any, and for other needs required to manage its business, through cash flow from operations and availability under the Revolving Credit Facility.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------
     See Note D to the Condensed Consolidated Financial Statements, Part I,
Item 1 included herein.

Item 5.  Other Information
- - --------------------------
     None

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(a)  Exhibits

     Exhibit 4.1 Restated Secured Credit Agreement, dated May 27, 1994, by and among Sealy Corporation, Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Continental Bank N.A. and General Electric Capital Corporation, as Managing Agents.


(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SEALY CORPORATION



                                        By: /s/ Jesse E. Hogan
                                            ---------------------
                                        Jesse E. Hogan
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Duly Authorized and
                                        Principal Financial Officer)




Date:   July 13, 1994