Form 10-Q
period 1994-08-31
SEALY CORP
filed 1994-10-14
CIK 748015

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarter ended    AUGUST 31, 1994        Commission file number 1-8738
                        ------------------------                         ------

                              SEALY CORPORATION*
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                          36-3284147
- - --------------------------                     --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  No.)



    520 PIKE STREET
   SEATTLE, WASHINGTON                                      98101
- - --------------------------                     --------------------------------
(Address of principal                                     (Zip Code)
 executive offices)*


     Registrant's telephone number, including area code   (206) 625-1233
                                                        ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X          No
                                         -----             -----

The number of shares of the registrant's common stock outstanding as of SEPTEMBER 30, 1994 was 29,434,330 .
- - ------------------     -----------



* All corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

================================================================================

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

ITEM 1 - FINANCIAL STATEMENTS


                               SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          AUGUST 31,
                                                                   1994              1993
                                                                   ------------------------
         Net sales                                                  $193,624         $189,943
                                                                    --------         --------

         Costs and expenses:
          Cost of goods sold                                         102,206           99,142
          Selling, general and administrative                         57,634           57,258
          Amortization of intangibles                                  3,517            3,900
          Interest expense, net                                        7,776            8,872
                                                                    --------         --------
                                                                     171,133          169,172
                                                                     -------          -------

                 Income before income tax                             22,491           20,771
         Income tax                                                    9,029            8,273
                                                                    --------         --------
                 Net income                                         $ 13,462       $   12,498
                                                                    ========       ==========

         Earnings per common share                                $      .44      $       .41

         Weighted average number of common
          shares and share equivalents outstanding
          during period                                               30,768           30,457




                    See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                      SUCCESSOR                 PRE-SUCCESSOR
                                                       -----------------------------------     --------------
                                                           NINE MONTHS        SEVEN MONTHS         TWO MONTHS
                                                             ENDED              ENDED               ENDED
                                                           AUGUST 31,         AUGUST 31,          JANUARY 31,
                                                            1994                1993                1993
                                                       ---------------    ----------------     --------------
         Net sales                                            $525,982            $404,880           $103,492
                                                              --------            --------           --------

         Costs and expenses:
          Cost of goods sold                                   278,740             214,529             57,110
          Selling, general and administrative                  164,051             127,731             34,597
          Amortization of intangibles                           10,546               9,151              2,473
          Interest expense, net                                 25,585              21,954              6,675
                                                              --------            --------           --------
                                                               478,922             373,365            100,855
                                                               -------             -------            -------
                  Income before income tax
                    and extraordinary item                      47,060              31,515              2,637
         Income tax                                             19,841              13,559              1,660
                                                               -------            --------            -------
                  Income before extraordinary item              27,219              17,956                977

         Extraordinary loss from early
          extinguishment of debt (net of
          income taxes of $1,504)                                -                   2,919              -
                                                           -----------             -------        -----------
                  Net income                                  $ 27,219             $15,037          $     977
                                                              ========             =======          =========

         Earnings per common share:
          Income before extraordinary item                   $     .89            $    .59            $   .03
          Extraordinary loss                                     -                    (.09)              -
                                                            ----------             -------           --------
                  Net income per common share                $     .89             $   .50            $   .03
                                                             =========             =======            =======

         Weighted average number of common
          shares and share equivalents outstanding
          during period                                         30,642              30,325             30,062



                    See accompanying notes to consolidated financial statements.

                                                         SEALY CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (IN THOUSANDS)



                                                                          AUGUST 31,            NOVEMBER 30,
                                                                            1994                    1993
                                                                        --------------         ---------------
ASSETS

Current assets:
  Cash and equivalents                                                      $  17,931               $ 20,919
  Accounts receivable, less allowance for doubtful
    accounts (1994 - $8,726; 1993 - $7,650)                                    90,731                 72,128
  Inventories                                                                  40,431                 41,745
  Prepaid expenses and taxes                                                   19,047                 23,261
                                                                             --------               --------
                                                                              168,140                158,053

Property, plant and equipment -- at cost                                      152,725                147,333
  Less accumulated depreciation                                                14,163                  7,228
                                                                             --------               --------
                                                                              138,562                140,105

Other assets:
  Goodwill and other intangibles -
    net of accumulated amortization
    (1994 - $22,299; 1993 - $11,780)                                          496,931                507,450
  Debt issuance costs and other assets                                         16,604                 17,499
                                                                             --------              ---------
                                                                              513,535                524,949

                                                                             --------               --------
                                                                             $820,237               $823,107
                                                                             ========               ========

                                                         SEALY CORPORATION
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (IN THOUSANDS)



                                                                          AUGUST 31,           NOVEMBER 30,
                                                                            1994                   1993
                                                                       ---------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion -- long-term obligations                                   $ 12,519             $   21,728
  Accounts payable                                                             32,528                 28,603
  Accrued interest payable                                                      6,673                  3,474
  Accrued plant consolidation                                                   4,365                  7,341
  Other accrued expenses                                                       47,146                 54,148
                                                                              -------                -------
                                                                              103,231                115,294

Long-term obligations                                                         354,587                384,451
Other noncurrent liabilities                                                   14,643                 17,160
Deferred income taxes                                                          33,360                 21,857

Stockholders' equity:
  Common stock                                                                    295                    295
  Additional paid-in capital                                                  263,746                260,581
  Retained earnings                                                            51,944                 24,725
  Foreign currency translation adjustment                                      (1,569)                (1,256)
                                                                              -------                -------
                                                                              314,416                284,345
Commitments and contingencies

                                                                              -------                -------
                                                                             $820,237               $823,107
                                                                             ========               ========




                    See accompanying notes to consolidated financial statements.

                                                         SEALY CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)


                                                                     SUCCESSOR                  PRE-SUCCESSOR
                                                         ---------------------------------      -------------
                                                            NINE MONTHS       SEVEN MONTHS         TWO MONTHS
                                                             ENDED             ENDED                ENDED
                                                            AUGUST 31,         AUGUST 31,          JANUARY 31,
                                                              1994              1993                 1993
                                                         --------------     --------------      -------------
Net cash provided by (used in)
     operating activities                                    $   42,383           $56,129            $(1,277)
                                                                -------           -------            --------
Net cash used in investing activities:
  Property, plant and equipment, net                             (5,392)           (7,643)            (3,082)
                                                               --------           -------            --------

Financing activities:
  Proceeds from bank loans and sale
    of 9 1/2% Senior Subordinated
    Notes due 2003                                           $      -            $450,000           $   -
  Repayment of prior bank loan and
    12.4% Senior Subordinated
    Notes due 2001                                                  -            (433,320)              -
  Debt issuance costs                                              (906)          (17,449)              -
  Other long term obligations, net                              (39,073)          (32,821)             2,667
                                                               ---------          --------           -------

Net cash (used in) provided by
  financing activities                                       $  (39,979)         $(33,590)           $ 2,667
                                                               ---------        ----------           -------

Change in cash and cash equivalents                              (2,988)           14,896             (1,692)

Cash and cash equivalents:
  Beginning of period                                            20,919            11,057             12,749
                                                                -------           -------            -------

  End of period                                              $   17,931           $25,953            $11,057
                                                                =======           =======            =======


Supplemental disclosures:
- - -------------------------

  Taxes paid, net                                            $    4,598           $ 2,356            $   895
   Interest paid                                             $   20,702           $13,759            $ 1,037
                                                                =======           =======            =======



                    See accompanying notes to consolidated financial statements.

                              SEALY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NINE MONTHS ENDED AUGUST 31, 1994, SEVEN MONTHS ENDED AUGUST, 1993
                    AND TWO MONTHS ENDED JANUARY 31, 1993
================================================================================


NOTE A -- ACCOUNTING FOR THE TRANSACTION AND BASIS OF PRESENTATION

   This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1993.

   On February 12, 1993, a group of investors led by Zell/Chilmark Fund L.P., a Delaware limited partnership, acquired the Company for $250.0 million (the "Acquisition"). The Company employed the purchase method of accounting for the Acquisition, the effect of which changed the basis of certain assets and liabilities, including deferred income taxes, goodwill, property, plant and equipment and stockholders' equity. As a result of the purchase accounting adjustments, the financials for the nine months ended August 31, 1994 and the seven months ended August 31, 1993 (the "Successor Financials") are not comparable to the financials for the two months ended January 31, 1993 (the "Pre-Successor Financials") presented herein.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at August 31, 1994, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature. The November 30, 1993 condensed consolidated balance sheet included herein is derived from the audited consolidated balance sheet as of November 30, 1993.


NOTE B -- INVENTORIES

   The major components of inventories were as follows:


                                                               AUGUST 31,              NOVEMBER 30,
                                                                  1994                    1993
                                                              -------------          --------------
                                                                            (IN THOUSANDS)
         Raw materials                                              $30,578                 $31,573
         Work in process                                              3,663                   3,782
         Finished goods                                               6,190                   6,390
                                                                    -------                 -------
                                                                    $40,431                 $41,745
                                                                    =======                 =======

                              SEALY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NINE MONTHS ENDED AUGUST 31, 1994, SEVEN MONTHS ENDED AUGUST, 1993
                    AND TWO MONTHS ENDED JANUARY 31, 1993

================================================================================

NOTE C -- LONG-TERM OBLIGATIONS
                                                                AUGUST 31,            NOVEMBER 30,
                                                                   1994                   1993
                                                               ------------          --------------
                                                                           (IN THOUSANDS)
     Secured Credit Agreement:
         Revolving Credit Facility                                 $   -                   $  3,000
         Term Loan Facility                                            -                    196,774
     Restated Credit Agreement:
         Revolving Credit Facility                                   31,000                    -
         Term Loan Facility                                         130,000                    -


     9 1/2% Senior Subordinated Notes Due 2003                      200,000                 200,000
     Other                                                            6,106                   6,405
                                                                   --------                --------
                                                                    367,106                 406,179
     Less current portion                                            12,519                  21,728
                                                                   --------                --------
                                                                   $354,587                $384,451
                                                                   ========                ========

     On May 27, 1994, the Company entered into a restated secured credit agreement (the "Restated Credit Agreement") with a majority of its then current group of senior lenders (the "Senior Lenders"), which modified the terms of its existing secured credit agreement (the "Secured Credit Agreement") by reducing the amounts available under its existing term loan facilities thereunder from an aggregate of $250 million to a single facility of $150 million (the "Term Loan Facility") and by increasing the amount available under its existing revolving credit facility thereunder from $75 million to $125 million (the "Revolving Credit Facility"). At the time the Company entered into the Restated Credit Agreement, it repaid $33 million of indebtedness outstanding under its existing term loan facilities with additional borrowings of $33 million under the Revolving Credit Facility.

     The Restated Credit Agreement provides for loans of up to $275 million and consists of the $125 million Revolving Credit Facility and the $150 million Term Loan Facility. The Revolving Credit Facility provides for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million ("Swing Loans"). The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

     The Term Loan Facility is a $150 million term loan with a final maturity of November 30, 1999 and amortizes in uneven fiscal quarterly principal payments aggregating $20 million in each of the fiscal years ending November 30, 1994 and 1995, $25 million in each of the fiscal years ending November 30, 1996 and 1997 and $30 million in each of the fiscal years ending November 30, 1998 and 1999.

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

                               SEALY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NINE MONTHS ENDED AUGUST 31, 1994,  SEVEN MONTHS ENDED AUGUST, 1993
                    AND TWO MONTHS ENDED JANUARY 31, 1993
================================================================================

The May 27, 1994 refinancing lowered the Company's contractual interest rates and debt service obligations. Two separate interest rate options exist under the Restated Credit Agreement and are available to the Company at its option as follows:

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

     During the nine months ended August 31, 1994, the maximum amount outstanding under the revolving credit facility pursuant to either the Restated Credit Agreement or the Secured Credit Agreement, excluding outstanding Letters of Credit, was $33 million. At August 31, 1994, the Company had approximately $84 million available under the Revolving Credit Facility, with $31 million outstanding and Letters of Credit issued totalling approximately $10 million.

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

NOTE D -- CONTINGENCIES

     Sealy Corporation and one of its subsidiaries are parties to an Administrative Consent Order (the "ACO") issued by the New Jersey Department of Environmental Protection and Energy (the "Department"), dating back to 1989, which requires that soil and groundwater sampling be conducted to determine the extent of environmental contamination found at a closed plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes was a source of any of the contaminants found to exist above regulatory acceptable levels in the groundwater, and the Company is exploring other possible sources of the contamination, including former owners of the facility. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for site investigation and any necessary clean-up plan approved by the Department under the terms of the ACO. The Company has established an accrual for further site
investigation and remediation.   However, because of the nature of certain of
the contaminants found, their geological location in fractured bedrock, the lack of any accepted technology for successfully remediating the contamination, as well as additional factors, including the uncertainties surrounding the nature and application of environmental regulations, the practical and technical difficulties in obtaining complete delineation of the contamination, the level of clean-up that may be required, if any, or the technology that could be involved, and the possible involvement of other potentially responsible parties, the Company cannot presently predict the ultimate cost to remediate this facility and there can be no assurance that the Company will not incur material liability with respect to this matter. Based on the facts currently known by the Company, management believes that the accrual is adequate to cover the Company's probable liability and does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company employed the purchase method of accounting for the Acquisition in February 1993. In accordance with generally accepted accounting principles, the post-Acquisition financials for the nine months ended August 31, 1994 and the seven months ended August 31, 1993, presented in Part I, Item 1 herein, are not comparable to the pre-Acquisition financials for the two months ended January 31, 1993. The application of purchase accounting for the Acquisition resulted in changes in the valuation of certain assets and liabilities, the effect of which had a slight change in the amount of depreciation and amortization in the post-Acquisition financials when compared with amounts in the pre-Acquisition Financials.

RESULTS OF OPERATIONS

     For ease of reference in the following Nine Month table, the results of operations of the Company for the seven months ended August 31, 1993 have been arithmetically combined with the two months ended January 31, 1993.


                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    AUGUST 31,                           AUGUST 31,
                                            ---------------------------          --------------------------
                                              1994               1993              1994              1993
                                            --------           --------          --------          --------
Net Sales                                     $193.6             $190.0            $525.9            $508.4
                                              ------             ------            ------            ------

Cost and expenses:
   Cost of goods sold                          102.2               99.2             278.7             271.7
   Selling, general and
       administrative                           57.7               57.3             164.1             162.3
   Amortization of intangibles                   3.5                3.9              10.5              11.6
   Interest expense, net                         7.8                8.8              25.6              28.6
                                              ------             ------            ------            ------
                                               171.2              169.2             478.9             474.2
                                               -----              -----             -----            ------


Income before income tax
  and extraordinary item                        22.4               20.8              47.0              34.2
Income tax                                       9.0                8.3              19.8              15.3
                                              ------             ------            ------             -----
Income before extraordinary item                13.4               12.5              27.2              18.9
Extraordinary item                               -                  -                 -                 2.9
                                            --------           --------          --------            ------
Net income                                    $ 13.4             $ 12.5            $ 27.2            $ 16.0
                                              ======             ======            ======            ======


THREE AND NINE MONTHS ENDED AUGUST 31, 1994 AND 1993

     NET SALES. Net Sales increased $3.6 million (1.9%) and $17.5 million (3.5%), for the three and nine months ended August 31, 1994, respectively. The Company's sales increase for the nine months ended August 31, 1994 was due primarily to a 7.9% increase in conventional bedding average unit selling price primarily attributable to a shift in sales to higher priced Posturepedic products, partially offset by a 3.4% overall decline in unit shipments primarily in the low end promotional and private label bedding lines. In addition, sales of wood furniture products, which increased 35.2%, more than offset the loss of sales resulting from the Company's decision in the prior year to discontinue the manufacture and sale of waterbed products.

     During the third quarter of 1994, the Company ceased substantially all of its manufacturing of private label bedding for Sears, Roebuck and Co. ("Sears"). Although there can be no assurances, management believes that continued consumer acceptance of the Company's Posturepedic line, as well as improved operating efficiencies, will result in the decision by Sears not having a material adverse impact on the Company's profitability.

     COST OF GOODS SOLD. As a percentage of net sales, cost of goods sold for the three months ended August 31, 1994 increased 0.6 percentage point due primarily to sales price rollbacks on certain Sealy bedding lines and transitional inefficiencies resulting from plant shutdowns and the transfer of business to ongoing facilities. Cost of goods sold for the nine months ended August 31, 1994 decreased 0.4 percentage point due to an improved product mix, improved raw material management and manufacturing overhead cost control.

     SELLING, GENERAL AND ADMINISTRATIVE . As a percentage of sales, selling, general and administrative expenses for the three and nine months ended August 31, 1994 declined 0.3 and 0.7 percentage point to 29.8% and 31.2%, respectively. The Company's continued marketing emphasis focused on increasing the brand loyalty of its products through more extensive national advertising has resulted in a $4.5 million increase in national advertising expense compared to the nine month period a year ago. This increase was offset, in part, by a decline of $2.1 million in sales employment costs resulting from a consolidation of the Sealy and Stearns & Foster salesforces.

     Through the nine months ended August 31, 1994, the Company has incurred non-cash charges of $3.1 million in connection with the Performance Share Plan (the "Plan") pursuant to which certain members of management were granted performance share units, each representing the right to receive, after November 30, 1996, up to one Share of the Company to the extent the Company meets defined cumulative cash flow targets over a five-year period. So long as the Plan is in effect, the Company is expected to incur additional non-cash charges in future years, based on (a) the fair market value of such Shares, (b) the number of performance share units outstanding, and (c) management's estimate of cumulative cash flow during the measurement period. In addition, the amount of non-cash compensation expense recorded in the future will be adjusted to give cumulative effect to any change in the expense recorded in prior reporting periods resulting from (i) subsequent increases or decreases in the fair value of the Shares and/or in the number of performance share units outstanding since such reporting period, and (ii) any change in management's estimate of its ability to achieve the defined cumulative cash flow targets.

     INTEREST EXPENSE, NET. Interest expense, net for the three and nine months ended August 31, 1994 decreased 0.7% ($1.1 million) and 0.7% ($3.0 million), respectively, due primarily to a net reduction of approximately $70 million in total indebtedness and a reduction in interest rates as a result of refinancings in May 1993 and May 1994.

     INCOME TAX. The Company's effective income tax rates differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials and state and local taxes.

     NET INCOME. For the reasons set forth above, net income as a percentage of sales improved 0.4 and 2.0 percentage points or approximately $0.9 and $11.2 million for the three and nine months ended August 31, 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended August 31, 1994, the Company's principal source of funds consisted of cash flow from operating activities. Its principal uses of funds consisted of payments of principal, interest and capital expenditures. Capital expenditures totalled $7.8 million for the nine months. Management believes that annual capital expenditure limitations in its Restated Credit Agreement will not significantly inhibit the Company from meeting its ongoing operating needs. At August 31, 1994, the Company had approximately $84 million available under the Revolving Credit Facility, with $31 million outstanding, and Letters of Credit issued totalling approximately $10 million. The Company's net weighted average borrowing cost was 8.4% for the nine months ended August 31, 1994.

     On May 27, 1994, the Company entered into a Restated Credit Agreement with a majority of its then current group of Senior Lenders, which modified the terms of its Secured Credit Agreement by reducing the amounts available under its existing term loan facilities thereunder from an aggregate of $250 million to a single facility of $150 million (the "Term Loan Facility") and by increasing the amount available under its existing revolving credit facility thereunder from $75 million to $125 million (the "Revolving Credit Facility"). At the time the Company entered into the Restated Credit Agreement, it repaid $33 million of indebtedness outstanding under its existing term loan facilities with additional borrowings of $33 million under the Revolving Credit Facility. The Restated Credit Agreement provides for loans of up to $275 million and consists of the $125 million Revolving Credit Facility and the $150 million Term Loan Facility. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

     The Company believes this refinancing will result in reduced interest expense of up to $1.1 million in the second half of fiscal1994 and anticipates future savings over the remaining term of the Restated Credit Agreement. The refinancing also provides the Company with certain less restrictive covenants and greater financial flexibility in the management of cash.

     Management believes that the Company will have the necessary liquidity for the next several years to fund its expected capital expenditures, obligations under its Restated Credit Agreement and subordinated note indenture, environmental liabilities, if any, and for other needs required to manage its business, through cash flow from operations, availability under the Revolving Credit Facility, and additional flexibility to expand borrowing capacity.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------
     See Note D to the Condensed Consolidated Financial Statements, Part I,
Item 1 included herein.

Item 5.  Other Information
- - --------------------------
     None

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(a)  Exhibits

     Financial Data Schedule   -  Exhibit 27

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SEALY CORPORATION



                          By:   /s/ Jesse E. Hogan
                              ------------------------
                                Jesse E. Hogan
                                Senior Vice President and
                                Chief Financial Officer
                                (Duly Authorized and
                                Principal Financial Officer)




Date: October 14, 1994