Form 10-K
period 1994-11-30
SEALY CORP
filed 1995-02-28
CIK 748015

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended   NOVEMBER 30, 1994   Commission file number  1-8738
                          ---------------------                        --------

                                SEALY CORPORATION
       --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     36-3284147
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

      520 PIKE STREET
    SEATTLE, WASHINGTON                                  98101
- -------------------------------         ------------------------------------
(Address of principal executive                       (Zip Code)
offices)*


     Registrant's telephone number, including area code   (206) 625-1233
                                                       ---------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Warrants to Purchase Class B Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.            Yes     X          No
                                                  ----------        -----------

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1995 was $11,334,150.
                                       -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The number of shares of the registrant's common stock outstanding as of February 28, 1995 was 29,436,580.
- -----------------     ----------

          DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:   None


* All corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.
================================================================================

                      (This page intentionally left blank)

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Sealy Corporation (referred to, with all its consolidated subsidiaries and their predecessor entities, unless the context otherwise requires, as the "Company") is the largest bedding manufacturer in North America. The Company manufactures a diversified line of mattresses and boxsprings, wood bedroom furniture and convertible sleep sofa products. The Company's conventional bedding products (mattresses and boxsprings) include the SEALY(R), SEALY POSTUREPEDIC(R), SEALY COMFORT SERIES(R), and the STEARNS & FOSTER(R) brands and represented approximately 90% of the Company's total net sales for the year ended November 30, 1994. The Company also manufactures Sealy and Stearns & Foster brand convertible sleep sofas and markets its wood bedroom furniture under the SAMUEL LAWRENCE(TM) brand name. The Company has a component parts manufacturing subsidiary which produces approximately 97% of the Company's mattress innerspring requirements and approximately 50% of the Company's boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

HISTORY OF THE COMPANY

     The Company was founded in 1907 under the name Ohio Mattress Company. In 1924, the Company was granted its first license to produce Sealy-brand products. Starting in 1956, the Company began acquiring Sealy-brand licenses in other geographic areas, and by 1987, had acquired all of the capital stock of its licensor, then named Sealy, Incorporated (which prior to that time was independent of the Company), along with all but one of the remaining Sealy conventional bedding domestic licensees. The Company expanded its bedding manufacturing operations in 1983 by acquiring Stearns & Foster, a producer of premium mattresses, boxsprings and convertible sleep sofas. In 1985, the Company acquired Woodstuff Manufacturing, Inc., a manufacturer of bedroom furniture, now doing business as Samuel Lawrence Furniture Company.

     In 1989, the Company's common stock was acquired through a leveraged buyout (the "LBO") which was financed in part by First Boston Securities Corporation ("FBSC"), an affiliate of The First Boston Corporation ("First Boston"). In April 1990, the Company exchanged certain outstanding debt issued to FBSC for new debt at lower interest rates plus additional common stock (the "Exchange"). In December 1990, FBSC transferred its equity and debt interest in the Company to its affiliate MB L.P. I ("MBLP"). In November 1991, the Company successfully completed a recapitalization (the "Recapitalization") in which the Company's capital structure was significantly improved, the face amount of its indebtedness and interest thereon was reduced by approximately $417 million, the Company's interest expense obligations were substantially reduced and the principal repayment schedule on a portion of its existing bank term loan facility was extended. As a result of the Recapitalization, MBLP's equity interest in the Company increased to approximately 94%, consisting of shares of Class A Common Stock, $.01 par value (the "Shares").

     On February 12, 1993, Zell/Chilmark Fund, L.P., a Delaware limited partnership ("Zell/Chilmark"), led an investor group which purchased MBLP's 94% equity interest in the Company (the "Acquired Shares") for a cash purchase price of $250 million (the "Acquisition").

     On May 7, 1993, the Company completed a refinancing plan (the "Refinancing"), which consisted of (i) the sale of $200.0 million of 9 1/2% Senior Subordinated Notes Due 2003 (the "Notes") pursuant to a public offering,
(ii) the application of $194.5 million of net proceeds therefrom to redeem all of the then outstanding 12.4% Senior Subordinated Notes of the Company Due 2001 (approximately $139.6 million), and to reduce amounts outstanding under the Company's then existing credit agreement and (iii) the execution of a new secured credit agreement (the "1993 Credit Agreement") by and among the Company, certain banks and other financial institutions and Banque Paribas, Citicorp USA, Inc., Bank of America (formerly Continental Bank N.A.) and General Electric Capital Corporation, as Managing Agents.

     On May 27, 1994, the Company entered into a restated secured credit agreement (the "1994 Credit Agreement") with a majority of its then current group of senior lenders (the "Senior Lenders"), which modified the terms of the 1993 Credit Agreement by reducing the amounts available under its existing term loan facilities thereunder from an aggregate of $250 million to a single facility of $150 million (the "Term Loan Facility") and by increasing the amount available under its existing revolving credit facility thereunder from $75 million to $125 million (the "Revolving Credit Facility").

CONVENTIONAL BEDDING

     INDUSTRY AND COMPETITION. According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, approximately 800 manufacturers of mattresses and boxsprings make up the domestic conventional bedding industry, generating wholesale revenues of approximately $3.0 billion during calendar year 1994. The market for conventional bedding represents more than 85% of the entire bedding market in North America. According to ISPA, approximately 75% of conventional bedding is sold to furniture stores and specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers, membership clubs and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes and that the average time between consumer purchases of conventional mattresses is approximately 10 to 12 years. Factors such as disposable income and sales of homes also have some effect on bedding purchases.

     Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic, Sealy Comfort Series and Stearns & Foster. Competition in conventional bedding is generally based on quality, brand name recognition, service and price.

     The following table sets forth certain information regarding the domestic market shares of major producers of conventional bedding, and is based upon industry executives' estimates as published in the July 18, 1994 edition of FURNITURE/TODAY(R), THE WEEKLY BUSINESS NEWSPAPER OF THE FURNITURE INDUSTRY, an industry trade publication:

   Company/Licensing Group     Market Share   Major Brands
   -----------------------     ------------   ------------------------------------

   Sealy Corporation                22.6%     Sealy Posturepedic, Stearns & Foster

   Simmons Company                  14.3      Beautyrest, Maxipedic
   Serta, Inc.                      12.4      Perfect Sleeper, Sertapedic

   Spring Air Company                9.3      Back Supporter, Spring-O-Pedic

   All others                       41.4
                                   -----

                                   100.0%
                                   ======

     PRODUCTS. The Company manufactures a variety of Sealy and Stearns & Foster brand conventional bedding in various sizes ranging in retail price from under $200 to $2,700. Sealy Posturepedic brand mattress is the largest selling mattress brand in North America. Approximately 97% of the Sealy brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name.

     CUSTOMERS. The Company serves over 7,800 retail outlets (approximately 3,400 customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately

20% of the Company's net sales for the year ended November 30, 1994. No single customer accounted for over 10% of the Company's net sales.

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

     The Company's sales force is generally structured based on regions of the country and districts within those regions, and also includes a sales staff for specific national accounts operated out of the Company's Chicago, Illinois office. The Company believes that it has one of the most comprehensive training and development programs for its sales force, including its University of Sleep(R) curriculum, which provides on-going training, with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a retail dealer's business and profitability.

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

     SUPPLIERS. The Company purchases fabric, polyfiber, wire and foam from a variety of vendors. The Company purchases approximately 50% of its Sealy boxspring parts from a single third-party source, which has patents on various interlocking wire configurations (the "Wire Patents"), and manufactures the remainder of these parts as a licensee under the Wire Patents. The Company purchases substantially all of its Stearns & Foster boxspring parts from the same single third-party source. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal component parts manufacturing capacity and, as a licensee of the Wire Patents, internally produces the remainder of its Sealy boxspring parts. See "-- Components Division." As is the case with all of the Company's product lines, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same, similar or alternative components are available.

     MANUFACTURING AND FACILITIES. The Company manufactures most conventional bedding to order and has adopted "just-in-time" inventory techniques in its manufacturing process to serve its dealers' needs more efficiently and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within 72 hours of receipt. This rapid delivery capability allows the Company to minimize its inventory of finished products and better satisfy customer demand for prompt shipments.

     The Company operates 24 plants which manufacture conventional bedding in 18 states, three Canadian provinces and Puerto Rico. See Item 2, "--Properties," herein. The Company also operates a research and development center in Cleveland, Ohio with a staff which tests new materials and machinery, train personnel, compare the quality of the Company's products with those of its competitors and develop new processes. The Company has developed and patented a computerized model of an adult person, known as Dataman(R), which is used in testing the support level of its mattresses.

COMPONENTS DIVISION

     The Company operates a Components Division as an independent profit center with headquarters in Rensselaer, Indiana. The Components Division sells its component parts at current market prices exclusively to the Company's bedding plants and licensees. The Components Division currently provides approximately 97% of the Company's mattress innerspring unit requirements, including 100% of Sealy Posturepedic and Stearns & Foster brand innersprings. The Components Division also supplies approximately 50% of the Company's Sealy boxspring parts requirements under a license of the Wire

Patents. The Components Division owns and operates three manufacturing sites located in Rensselaer, Indiana, Delano, Pennsylvania and Colorado Springs, Colorado. See Item 2, "--Properties," herein.

     Over the last five years, the Company has made substantial commitments to ensure that the coil-making equipment at its components plants remains state-of-the-art. Since 1989, the Company has installed 26 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company's innerspring requirements over that time period from approximately 60% to 97%.

     In addition to reducing the risks associated with relying on single sources of supply for certain essential raw materials, the Company believes the vertical integration resulting from its component manufacturing capability provides it with a significant competitive advantage. The Company believes that it is the only conventional bedding manufacturer in the United States with substantial innerspring and form wire component-making capacity.

WOOD FURNITURE

     The Company manufactures and markets bedroom furniture through its Samuel Lawrence subsidiary under the Samuel Lawrence label. During 1994, conventional bedroom furniture sales accounted for substantially all of Samuel Lawrence's total sales. Samuel Lawrence has approximately 500 customers and is one of many manufacturers of wood bedroom furniture.

CONVERTIBLE SLEEP SOFAS

     The Company manufactures primarily convertible sleep sofas, as well as other upholstered furniture, under the Sealy and Stearns & Foster brand names in one facility. The sleep sofa industry is fragmented, and management believes that no single manufacturer comprises more than 10% of that market.

LICENSING

     Sealy New Jersey and Kolcraft Enterprises, Inc. (a crib mattress manufacturer) are the only domestic bedding manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under the license agreement between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain Sealy trademarks in the manufacture and sale of Sealy brand products in the United States.

     The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. There are currently 13 separate license arrangements in effect with independent licensees, including international bedding licensees and upholstered furniture licensees. In the fiscal year ended November 30, 1994, the licensing division as a whole generated royalties of approximately $5 million, which were accounted for as a reduction of selling, general and administrative expenses in the Consolidated Financial Statements included herein.

WARRANTIES

     Sealy and Stearns & Foster bedding offer limited warranties on their manufactured products. The periods for "no-charge" warranty service vary among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding and some other Sealy-brand products offer a 10-year non-prorated limited warranty service period. Sealy and Stearns & Foster convertible sleep sofas offer a 10-year limited warranty. Historically, the Company's warranty costs have been immaterial for each of its product lines.

TRADEMARKS AND LICENSES

     The Company owns, among others, the Sealy, Stearns & Foster and Samuel Lawrence trademarks and tradenames and also owns the Posturepedic, Comfort Series, Dataman and University of Sleep trademarks, service marks and certain related logos and design marks.

EMPLOYEES

     As of December 31, 1994, the Company had 4,833 full-time employees. Approximately half of the Company's employees at 30 plants are represented by various labor unions, generally with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory.

SEASONALITY/OTHER

     The Company's business is somewhat seasonal, with lower sales usually experienced during the first quarter of each fiscal year and higher bedding sales usually experienced in the last three quarters of each fiscal year. See
Note 12 to the Consolidated Financial Statements of the Company included in
Part II, Item 8 herein.

     The Company has no material long-term contractual relationships with any customer for its products. Since the level of production of products is generally adjusted to meet customer order demand promptly, the Company has a negligible backlog of orders. Finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

     Sealy's Canadian facilities comprise all of the Company's foreign-owned manufacturing operations. The Company does not derive a material portion of its sales or revenues from its foreign-owned operations or from customers in any other foreign country.

ITEM 2.  PROPERTIES

     The offices of the Company are located at 520 Pike Street, Seattle, Washington 98101. Corporate and marketing services are provided to the Company by Sealy, Inc. (a wholly-owned subsidiary of the Company), located in Cleveland, Ohio. The principal address of Sealy, Inc. is Halle Building, 10th Floor, 1228 Euclid Avenue, Cleveland, Ohio 44115.

     The Company services certain national account customers in offices located in Chicago, Illinois, and also administers component operations at its Rensselaer, Indiana facility. The Company leases a research and development facility in Cleveland, Ohio. The Company's leased facilities are occupied under leases which expire from 1995 to 2015, including renewal options.

     The following table sets forth certain information regarding manufacturing facilities operated by the Company at February 28, 1995:
                                                                        APPROXIMATE
                                                                          SQUARE
                     LOCATION                                             FOOTAGE           TITLE
- -----------------------------------------------------                   -----------         -----
UNITED STATES
Arizona                           Phoenix                                  117,400         Leased
                                  Phoenix                                   76,000         Owned(a)
                                  Phoenix                                  240,600         Owned(a)
California                        Richmond                                 238,000         Owned(a)
                                  South Gate                               185,000         Owned(a)
Colorado                          Colorado Springs                          70,000         Owned(a)
                                  Denver                                    92,900         Owned(a)
Florida                           Orlando                                   97,600         Owned(a)
Georgia                           Conyers                                  292,500         Owned(a)(b)
Illinois                          Batavia                                  212,700         Leased(c)
Indiana                           Rensselaer                               131,000         Owned(a)
Kansas                            Kansas City                              102,600         Leased
Maryland                          Williamsport                             144,000         Leased(d)
Massachusetts                     Randolph                                 187,000         Owned(a)
Michigan                          Taylor                                   156,000         Leased
Minnesota                         St. Paul                                  93,600         Leased(d)
Mississippi                       Pontotoc                                  81,000         Owned(a)
New York                          Albany                                   102,300         Owned(a)
North Carolina                    Lexington                                 97,400         Owned(a)
Ohio                              Medina                                   140,000         Owned(a)
Oregon                            Portland                                 140,000         Owned(a)
Pennsylvania                      Clarion                                   85,000         Owned
                                  Delano                                   143,000         Owned(a)
Tennessee                         Memphis                                  225,000         Owned(a)
Texas                             Brenham                                  220,000         Owned
                                  North Richland Hills                     124,500         Owned(a)

CANADA

Alberta                           Edmonton                                 144,500         Owned(a)
Quebec                            Saint Narcisse                            76,000         Owned(a)
Ontario                           Toronto                                   80,200         Leased

PUERTO RICO                       Carolina                                  58,600         Owned(a)
                                                                         ---------
                                                                         4,154,400
                                                                         =========

(a) The Company has granted a mortgage or otherwise encumbered its interest in this facility as collateral for secured indebtedness.
(b)  The Company has leased 154,800 square feet to an unrelated tenant.
(c)  The Company has subleased 76,000 square feet to an unrelated tenant.
(d) The Company has the option to purchase the property at certain intervals during the lease term.

     The Company considers its present facilities to be generally well maintained, in sound operating condition and adequate for its needs. When viewed as a whole, the Company has excess capacity available in its facilities and the necessary equipment (as owner or lessee) to carry on its business.

REGULATORY MATTERS

     The Company's principal wastes are wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. The Company also periodically disposes of small amounts of used machine lubricating oil and waste glue used in connection with product components. The furniture operations of the Company in Phoenix, Arizona use some volatile solvent-based wood stains, although non-volatile solvent and/or water-based wood stains are used when possible. The Company, generally, is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company's furniture operations are also subject to the Resource Conservation and Recovery Act, the Clean Air Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Except as set forth in Item 3, "-- Legal Proceedings" below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company is not aware of any pending federal environmental legislation (including the amendments to the Clean Air Act which have been adopted) which would have a material impact on the Company's operations. The Company has not been required to make, and during the next two fiscal years does not expect to make, any material capital expenditures for environmental control facilities.

     The Company's conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. The Company believes that it is in material compliance with all such laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

     In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy Corporation and one of its subsidiaries are parties to an Administrative Consent Order (the "ACO") issued by the New Jersey Department of Environmental Protection (the "DEP"), pursuant to which the Company and such subsidiary agreed to conduct soil and groundwater sampling to determine the extent of environmental contamination found at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes was a source of any of the contaminants found to exist above regulatorily acceptable levels in the groundwater, and the Company is exploring other possible sources of the contamination, including former owners of the facility. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for site investigation and any necessary clean-up plan approved by DEP under the terms of the ACO.

     The Company and its environmental consultant have been conducting investigation and remediation activities since preliminary evidence of contamination was first discovered in August 1991. On November 15, 1993, the Company received a letter from DEP approving the findings and substantially all of the recommendations of the Company's consultant contained in a June 4, 1993 report submitted to DEP, but also requiring the Company to undertake additional remedial and investigative activities, including the installation of shallow groundwater monitoring wells off-site. In addition, by its November 15, 1993 letter, DEP postponed any required activity by the Company to delineate and/or remediate contaminants in the fractured bedrock, which DEP previously had requested the Company to undertake, and which DEP could attempt to impose in the future. The Company and its consultant are unaware of any accepted technology for successfully remediating the contamination either in the shallow groundwater or the fractured bedrock due to the nature of certain of the contaminants, their geological location in and porosity of the fractured bedrock. Thus, the groundwater remediation plan proposes no remedial activity regarding groundwater in the fractured bedrock. As of November 30, 1994, all investigative activities and the majority of remedial activity then required by DEP in its November 15, 1993 letter were completed by the Company.

     On October 3, 1994, the Company's consultant submitted to DEP a report summarizing the results of soil investigative activities and recommending a soil remediation plan for DEP approval. On December 23, 1994, the Company's consultant submitted a report to DEP summarizing groundwater investigative activities and proposing a groundwater (shallow acquifer only) remediation plan for DEP approval. The Company has not yet received a formal response from DEP with respect to these remediation plans.

     The Company has established an accrual for further site investigation and remediation. However, because of the nature of certain of the contaminants found, their geographical location in the fractured bedrock, the aforementioned lack of any accepted technology for successfully remediating the contamination and additional factors, including the uncertainties surrounding the nature and application of environmental regulations, the practical and technical difficulties in obtaining complete delineation of the contamination, the level of clean-up that may be required, if any, or the technology that could be involved, and the possible involvement of other potentially responsible parties, the Company cannot presently predict the ultimate cost to remediate this facility, and there can be no assurance that the Company will not incur material liability with respect to this matter. Based on the facts currently known by the Company, management believes that the accrual is adequate to cover the Company's probable liability and does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's merger warrants to acquire shares of Class B common stock (which warrants were issued in conjunction with the LBO, and which do not become exercisable until August 9, 1995, except under certain circumstances) (the "Merger Warrants") are traded on the over-the-counter market; however, because of the extremely limited and sporadic nature of quotations for such Merger Warrants, there is no established public trading market for the Merger Warrants. There is no established public trading market for any other class of common equity of the Company.

    As of February 28, 1995, there are 61 holders of record of the Company's Shares, 1,284 holders of record of the Merger Warrants and 47 holders of record of the Restructure Warrants. See Note 9 to the Consolidated Financial Statements, Part II, Item 8 herein.

    No dividends have been paid on any class of common equity of the Company during the last three fiscal years. The Company's 1994 Credit Agreement provides that, after the occurrence of an initial public offering of at least 20% of capital stock, the Company may pay cash dividends, subject to certain limitations, on such capital stock. The Company's 9 1/2% Senior Subordinated Notes contain other provisions which provide certain limitations on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following tables set forth selected consolidated financial and other data of the Company (some periods of which are less than one year due to accounting requirements for acquisition transactions) for the year ended November 30, 1994, for the ten months ended November 30, 1993, for the two months ended January 31, 1993, for the year ended November 30, 1992, for the one month ended November 30, 1991, for the eleven months ended October 31, 1991, and for the year ended November 30, 1990.

    During the period from December 1, 1989 through November 30, 1994, the Company's capital structure changed significantly, in large part as a result of
(i) the November 1991 Recapitalization and (ii) the February 1993 Acquisition. Due to required purchase accounting adjustments relating to such transactions, and the resultant changes in control, the consolidated financial and other data for each period reflected in the following tables during this period are not comparable to such data for the other such periods.

    The selected consolidated financial and other data set forth in the following tables have been derived from the Company's audited consolidated financial statements. The report of KPMG Peat Marwick LLP, independent auditors, covering the Company's Consolidated Financial Statements for the year ended November 30, 1994, for the ten months ended November 30, 1993 (Successor Periods), for the two months ended January 31, 1993, and the year ended November 30, 1992 (Pre-Successor Periods), is included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                       Successor (a)                     Pre-Successor (a)                    Predecessor (a)
                                  ----------------------        ----------------------------------       ------------------------
                                                  Ten             Two                       One          Eleven          Eleven
                                    Year         Months          Months        Year        Month         Months            Year
                                   Ended         Ended           Ended        Ended        Ended          Ended           Ended
                                  Nov. 30,      Nov. 30,        Nov. 30,     Nov. 30,     Nov. 30,       Oct. 31,        Nov. 30,
                                    1994          1993            1993         1992         1991           1991            1990
                                  --------      --------        --------     --------     --------       --------        --------
                                                                        (dollars in millions)

STATEMENT OF OPERATIONS DATA:
- -----------------------------
Net Sales                          $697.7        $579.7          $103.5       $654.2        $50.0         $575.9         $652.0
Costs and expenses                  641.6         531.0           100.9        628.8         49.4          661.8          718.8
Income (loss) before income tax
  and extraordinary item             56.1          48.7             2.6         25.4          0.6          (85.9)         (66.8)
Extraordinary loss (b)                 --           2.9              --           --           --             --             --
Net Income (loss)                   $29.2         $24.7            $1.0        $10.0        $(0.1)        $(73.4)        $(50.2)
                                    =====         =====            ====        =====        ======        =======        =======
OTHER DATA:
- -----------
Depreciation and amortization of
  intangibles                       $23.6         $19.1            $4.3        $26.4         $2.3          $33.2          $36.6
Operating income (c)                 89.5          79.9             9.3         68.1          3.6           27.8           60.8
EBITDA (d)                          113.1          99.0            13.7         94.5          5.9           61.0           97.4
Capital Expenditures                 12.7           7.2             7.8         11.6          0.5            2.7            7.0
Interest expense, net                33.4          31.2             6.7         42.7          3.0          113.7          127.6
Ratio of EBITDA to interest expense,
  net/(earnings deficiency)          3.4x          3.2x            2.0x         2.2x         2.0x         $(52.7)        $(30.3)
Ratio of earnings to fixed charges/
  (earnings deficiency) (e)          2.5x          2.4x            1.4x         1.6x         1.2x         $(85.9)        $(66.8)

                                                         Successor (a)          Pre-Successor (a)      Predecessor (a)
                                                       as of November 30,        as of November 30,     as of Nov. 30,
                                                        1994        1993         1992         1991           1990
                                                     ---------   ---------    ---------    ---------   ---------------
                                                                            (dollars in millions)
                           BALANCE SHEET DATA:
                           ------------------
                           Total assets                $810.6       $823.1       $780.3      $805.0        $1,048.3
                           Long-term obligations        329.5        384.5        404.0       467.6           763.8(f)
                           Total debt                   349.9        406.2        443.5       495.6           796.0(f)
                           Stockholder's equity         322.2        284.3        179.2       166.5            84.7

(a) The Company employed the purchase method of accounting for the February, 1993 Acquisition, the April 1990 Exchange and the November 1991 Recapitalization. Accordingly, historical financial and other data for the Successor, Pre-Successor and Predecessor periods are not comparable.

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

                                       10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company employed the purchase method of accounting for the Acquisition in February 1993. As a result of the required purchase accounting adjustments, the post-Acquisition financials for the year ended November 30, 1994 and the ten months ended November 30, 1993 (the "Successor Financials") are not comparable to the pre-Acquisition financials for the two months ended January 31, 1993 and the year ended November 30, 1992 (collectively, the "Pre-Successor Financials"). See Note 2 to the Consolidated Financial Statements, Part II,
Item 8 herein.

    The application of purchase accounting for the Acquisition resulted in decreased monthly depreciation and goodwill amortization for the Successor Financials when compared with amounts which would have resulted for such periods from the application of the basis of accounting used in the Pre-Successor financials.

RESULTS OF OPERATIONS

    For ease of reference in the following table, the results of operations of the Company for the ten months ended November 30, 1993 have been arithmetically combined with those for the two months ended January 31, 1993. Notes (a) and
(b) to the data contained in Item 6, "--Selected Financial Data" also apply to the preparation of the following table.

                                                                   YEAR ENDED NOVEMBER 30,
                                                       ------------------------------------------------
                                                            1994             1993             1992
                                                       --------------  ---------------  ---------------
                                                                    (dollars in millions)
 Statement of Operations Data:
 ----------------------------
 Net sales                                                $697.7            $683.2           $654.2
                                                          ------            ------           ------

 Costs and expenses:
    Cost of goods sold                                     372.5             362.7            354.6
    Selling, general and administrative                    211.9             213.9            210.4
    Performance share plan                                   9.7               3.1              5.4
    Amortization of intangibles                             14.1              14.3             15.7
    Interest expense, net                                   33.4              37.9             42.7
                                                          ------            ------           ------
                                                           641.6             631.9            628.8
                                                          ------            ------           ------
        Income before income tax and
            extraordinary item                              56.1              51.3             25.4
 Income tax                                                 26.9              22.7             15.4
                                                          ------            ------           ------
        Income before extraordinary item                    29.2              28.6             10.0
 Extraordinary loss                                           --               2.9             --
                                                          ------            ------           ------
        Net income                                        $ 29.2            $ 25.7           $ 10.0
                                                          ======            ======           ======


YEAR ENDED NOVEMBER 30, 1994 COMPARED WITH YEAR ENDED NOVEMBER 30, 1993

    Net sales for the year ended November 30, 1994 were $697.7 million, an increase of 2.1%. The Company's sales increase was due primarily to a 7.0% (or $41.4 million) increase in conventional bedding average unit selling price primarily attributable to a shift in sales to higher priced Posturepedic products, partially offset by a 4.3% (or $26.4 million) overall decline in unit shipments. Decreased shipments of low end promotional and private label bedding lines accounted for most of the decrease in unit shipments. The decrease in shipments of private label bedding units resulted primarily from the Company's cessation of production of private label bedding for Sears, Roebuck & Co. ("Sears") during the third quarter of fiscal year

1994. Sales of private label bedding to Sears accounted for approximately 2.5% of the Company's net sales during fiscal year 1994 and approximately 5.5% of its net sales during fiscal year 1993. Private label bedding has historically accounted for a significant percentage of the Company's net sales. The Company's marketing emphasis, however, has shifted to increasing brand preference, and therefore, Sealy has de-emphasized private label products and anticipates that these products will account for a lower percentage of its net sales during future periods. As a result of increasing market acceptance of the Company's Posturepedic line and increasing sales of higher-margin branded products to other retailers, the Company does not believe that Sears' decision will have a material adverse effect on the Company's net sales or profitability during future periods.

    Sales of products other than conventional bedding represented approximately 10% of net sales during fiscal year 1994. Increased sales of wood bedroom furniture products were offset by the loss of sales resulting from the Company's decision in fiscal year 1993 to discontinue the manufacture and sale of waterbed products.

    As a percentage of net sales, cost of goods sold increased to 53.4% from 53.1% in fiscal year 1993. This increase during fiscal year 1994 was primarily attributable to the transitional inefficiencies resulting from plant shutdowns and the related transfer of business to ongoing facilities, one-time inefficiencies resulting from the startup of second shift operations at various bedding locations, higher direct labor costs associated with the introduction of the new Stearns & Foster bedding line, and a fourth quarter overall increase in cost of materials. The Company anticipates that the increase in material costs will continue to adversely affect cost of goods sold until after the introduction of the Company's new Sealy product lines in the second quarter of fiscal year 1995.

    Selling, general and administrative expenses for fiscal year 1994 decreased
0.9 percentage point. In fiscal year 1994, the Company continued its emphasis on increasing the brand preference of its products through increased marketing spending, which increased to approximately $108.4 million from $104.8 million in the prior fiscal year. Reflecting development of its marketing emphasis on brand preference, during recent periods the Company has spent an increasing percentage of its marketing budget on national advertising while continuing to make significant expenditures on cooperative advertising. The Company expects to continue emphasizing national advertising, and intends to increase its overall marketing expenditures during fiscal year 1995. The fiscal year 1994 increase in marketing spending was offset, in part, by a decline of $2.9 million in sales employment costs resulting from a consolidation of the Sealy and Stearns & Foster sales forces. In addition, plant consolidation expenditures included in selling, general and administration expenses, of $0.8 million in fiscal year 1994 versus $4.1 million in the prior year, further offset the additional expenditures for marketing spending.

    The Company's Performance Share Plan (the "Plan") effective in 1992 provides for the issuance to key employees of the Company and of performance share units, each of which represents the right to receive, without any additional consideration, up to one Share, based on the extent to which the Company achieves specified cumulative operating cash flow targets over the five-year period ending November 30, 1996 (the "Measurement Period"). To the extent that the fair value of the Shares (as determined in accordance with the provisions of the Plan) or the number of performance share units outstanding increases or decreases, or management's estimate of the cumulative cash flow targets achieved during the Plan period changes, such non-cash charges are adjusted to give cumulative effect to the Plan expense recorded in prior reporting periods.

    During fiscal year 1994 and fiscal year 1993, the Company incurred non-cash charges for Plan expense of $9.7 million and $3.1 million, respectively. Approximately $5.4 million of the non-cash charges incurred during fiscal year 1994 represent adjustments to give cumulative effect to Plan expense recorded during prior periods. So long as the Plan is in effect, the Company is expected to incur additional non-cash charges in the next two years for Plan expense. See Note 11 of Notes to Consolidated Financial Statements.

    Interest expense, net for fiscal year 1994 decreased $4.5 million primarily due to a net reduction of approximately $56 million in total indebtedness and a reduction in interest rates as a result of refinancings in May 1993 and May 1994.

    The Company's effective income tax rates for fiscal year 1994 differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The Company's effective income tax rate for fiscal year 1994 was approximately 48.0% compared to approximately 44.3% for fiscal year 1993. The higher effective rate for fiscal year 1994 primarily reflects the impact of permanent differences relating to the February 1993 acquisition and statutory rate changes in 1993. See Note 7 of Notes to Consolidated Financial Statements.

    For the reasons set forth above, net income for fiscal year 1994 improved $3.5 million to $29.2 million.

YEAR ENDED NOVEMBER 30, 1993 COMPARED WITH YEAR ENDED NOVEMBER 30, 1992

    Net sales for the year ended November 30, 1993 were $683.2 million, an increase of 4.4%. The Company's sales increased primarily due to a 6.3% (or $36.4 million) increase in conventional bedding average unit selling price due to significant unit growth in new higher end Posturepedic products, partially offset by a 1.9% (or $11.3 million) overall decline in unit shipments. Sales of products other than conventional bedding products remained approximately 10% of total net sales.

    Total net sales to Sears, the Company's largest customer, increased 1.7%, or $1.5 million, in fiscal year 1993. In addition to Sealy brand bedding, the Company manufactured private label bedding for Sears which accounted for 5.5% of the Company's total net sales on an annual basis. During the third quarter of 1994, the Company ceased substantially all of its manufacturing of Sears' private label bedding.

    Cost of goods sold as a percentage of net sales for fiscal year 1993 decreased 1.1 percentage points to 53.1%. This improvement in costs as a percentage of net sales was attributed to an improved product mix resulting from consumer acceptance of the new Posturepedic line and lower material costs due to better raw material management and price efficiencies. Overhead also decreased as a percentage of net sales due to plant consolidations and the implementation of more efficient operational processes.

    Selling, general and administrative expenses for fiscal year 1993 increased by approximately $3.5 million. In fiscal year 1993, the Company's marketing emphasis focused on increasing the brand preference of its products through increased marketing spending, which increased to approximately $104.8 million from $92.5 million in the prior fiscal year. In addition, charges for plant consolidation expenditures ($4.1 million), were offset by lower incentive bonus ($3.3 million), consulting ($2.2 million), executive severance ($5.0 million), management stock awards ($2.1 million), and bad debt ($1.5 million) expenses. Plant consolidation expenditures were incurred to reduce the geographical overlap of the Company's manufacturing operations.

    Interest expense, net for fiscal year 1993 decreased $4.8 million, due primarily to a net reduction of approximately $37.3 million in the amount of indebtedness and a reduction in interest rates on Senior Subordinated Notes from 12.4% to 9 1/2% as a result of the May 7, 1993 Refinancing.

    The Company's effective income tax rates for fiscal year 1993 differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials and state and local taxes. See Note 7 of Notes to Consolidated Financial Statements.

    During 1993, the Company recorded a $2.9 million charge, net of income tax of $1.5 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the Refinancing.

    For the reasons set forth above, net income for fiscal year 1993 improved $15.7 million to $25.7 million.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal year 1994, the Company's principal source of funds consisted of cash flow from operations. Its principal uses of funds consisted of principal and interest payments on its secured indebtedness, capital expenditures and interest payments on its outstanding 9 1/2% Senior Subordinated Notes (the "Notes").

    During May 1994, the Company entered into a restated secured credit agreement (the "1994 Credit Agreement"). The 1994 Credit Agreement provided the Company with a $150 million term loan facility (the "Term Loan Facility") and a $125 million revolving credit facility (the "Revolving Credit Facility"). At November 30, 1994, $130 million was outstanding under the Term Loan Facility. During fiscal year 1994, the Company made regularly scheduled principal payments on the Term Loan Facility of $20 million, and is required to make principal payments in the same amount during fiscal year 1995. The Company's annual principal payment obligations on the Term Loan Facility increase to $25 million during each of fiscal year 1996 and fiscal year 1997, and to $30 million during each of fiscal years 1998 and 1999. At November 30, 1994, approximately $100 million was available for borrowing under the Revolving Credit Facility. The 1994 Credit Agreement provides that amounts outstanding under the Revolving Credit Facility may not exceed $75 million for 30 consecutive calendar days in the period beginning September 1 and ending December 31 in each year. During fiscal year 1994, the maximum amount outstanding under the Revolving Credit Facility, excluding letters of credit, was $33 million. Amounts outstanding under the 1994 Credit Agreement are secured by substantially all of the Company's assets, and bear interest at a variable rate based on an applicable margin over the greater of a corporate base rate or federal funds rate, or Eurodollar rate, at the Company's option. The applicable margin fluctuates depending on the Company's performance, as measured by certain financial ratios. The 1994 Credit Agreement requires that interest rate protection be maintained on an aggregate notional amount equal to at least 50% of the amount outstanding from time to time under the Term Loan Facility from inception through at least May 7, 1996.

    The Notes are unsecured, subordinated obligations of the Company. Interest on the Notes is payable in semi-annual installments at the rate of 9.5% per annum. The outstanding principal amount of the Notes is payable on May 1, 2003. The Notes may be redeemed at the option of the Company on or after May 1, 1998, under the conditions and at the redemption prices as specified in the note indenture, dated as of May 7, 1993, under which the Notes were issued (the "Note Indenture"). However, at any time prior to May 1, 1996, the Company may redeem up to $60 million in aggregate principal amount of the Notes with the proceeds of one or more Public Equity Offerings (as defined in the Note Indenture) at redemption prices specified in the Note Indenture.

    The 1994 Credit Agreement and the Note Indenture contain certain negative and affirmative covenants including, without limitation, requirements and restrictions relating to capital expenditures, dividends, working capital, net worth and other financial ratios. At November 30, 1994, the Company was in compliance with the financial covenants contained in these agreements.

         The Company made capital expenditures aggregating $12.7 million during fiscal year 1994. Management expects to exceed the historical level of capital expenditures in fiscal year 1995 with additional expenditures for the automation of manufacturing processes and enhanced management information systems. The Company intends to fund fiscal year 1995 capital expenditures with cash generated by operations. Management believes that the annual capital expenditure limitations contained in the 1994 Credit Agreement will not significantly inhibit the Company's ability to meet its ongoing operating needs. Based upon its results of operations during periods subsequent to the execution of the 1994 Credit Agreement and its current financial condition, management believes that cash flow from operations, together with amounts available for borrowing under the Revolving Credit Facility, will provide the Company with the resources necessary to meet its anticipated capital requirements for the next several years. The Company's net weighted average borrowing cost was 8.2% for fiscal year 1994.

    The Company issued a press release on February 28, 1995 announcing that the Company intends to file a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of the Company's Common Stock. Although the size of the proposed offering has not been determined and there can be no assurances that the offering will be made, the Company expects the offering will generate approximately $70 million in net proceeds to the Company and up to an additional $70 million in net proceeds to selling stockholders. The offering will be made only by means of a prospectus and is expected to occur sometime during May-July, 1995.

FOREIGN OPERATIONS AND EXPORT SALES

    The Company has foreign operations in Canada which had net sales of approximately $44 million, $42 million and $46 million for fiscal years ended November 30, 1994, 1993 and 1992 respectively, and operating income of approximately $8 million in each of such years. The Company's operations in Canada had identifiable assets, excluding intercompany receivables and payables, of approximately $30 million, $30 million and $20 million, respectively. The Company owns no other foreign operations and there were no sales from the Canadian operations to domestic operations in the three-year period ended November 30, 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                               SEALY CORPORATION

                       Consolidated Financial Statements

                           November 30, 1994 and 1993

                  (With Independent Auditors' Report Thereon)

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Sealy Corporation:

We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (Company) as of November 30, 1994 and 1993 (Successor), and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended November 30, 1994 and the ten months ended November 30, 1993 (Successor periods); for the two months ended January 31, 1993, and for the year ended November 30, 1992 (Pre-Successor periods). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the Successor periods and the Pre-Successor periods as listed in Item 14(a)(2) of Form 10-K of Sealy Corporation for the year ended November 30, 1994. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries at November 30, 1994 and 1993, and the results of their operations and their cash flows for the Successor periods and Pre-Successor periods in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the Successor periods and Pre-Successor periods, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on February 12, 1993 a majority of the outstanding common stock of the Company was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements of the Company for the Successor periods and Pre-Successor periods are presented on a different cost basis and therefore, are not comparable.

As discussed in Notes 1 and 7 to the consolidated financial statements, in connection with the application of purchase accounting, effective February 1, 1993 the Company changed its method of accounting for income taxes to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.




KPMG Peat Marwick LLP


Cleveland, Ohio
January 24, 1995

                               SEALY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                             November 30,
                                                                ---------------------------------------

                                                                        1994                 1993
                                                                ------------------   ------------------

 ASSETS

 Current assets:
    Cash and equivalents                                               $ 21,309            $ 20,919
    Accounts receivable, less allowance for
       doubtful accounts (1994 - $7,774;
       1993 - $7,650)                                                    78,313              72,128
    Inventories                                                          42,623              41,745
    Deferred income taxes                                                15,706              19,941
    Prepaid expenses                                                      2,764               3,320
                                                                       --------            --------
                                                                        160,715             158,053
 Property, plant and equipment - at cost:
    Land                                                                 14,225              14,505
    Buildings and improvements                                           59,677              58,147
    Machinery and equipment                                              83,486              74,681
                                                                       --------            --------
                                                                        157,388             147,333
    Less accumulated depreciation                                        16,308               7,228
                                                                       --------            --------
                                                                        141,080             140,105
 Other assets:
    Goodwill - net of accumulated amortization
       (1994 - $23,357; 1993 - $10,652)                                 484,842             497,547
    Patents and other intangibles - net of accumulated
       amortization (1994 - $2,483; 1993 - $1,128)                        8,548               9,903
    Debt issuance costs, net and other assets                            15,464              17,499
                                                                       --------            --------
                                                                        508,854             524,949
                                                                       --------            --------
                                                                       $810,649            $823,107
                                                                       ========            ========

                               SEALY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                             November 30,
                                                                 --------------------------------------

                                                                       1994                  1993
                                                                 ----------------    ------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current portion - long-term obligations                           $ 20,361            $ 21,728
    Accounts payable                                                    28,113              28,603
    Accrued expenses:
       Customer incentives                                              15,682              13,739
       Compensation                                                     16,884              14,724
       Insurance                                                         7,094               6,562
       Plant consolidation                                               2,488               7,341
       Other                                                            17,566              22,597
                                                                      --------            --------
                                                                       108,188             115,294

 Long-term obligations                                                 329,528             384,451
 Other non-current liabilities                                          29,605              17,160
 Deferred income taxes                                                  21,095              21,857

 Stockholders' equity:
    Preferred stock, $.01 par value; Authorized,
       10,000 shares; Issued, none                                          --                  --
    Class A common stock, $.01 par value;
      Authorized, 49,500 shares;
      Issued (1994 - 29,434; 1993 - 29,457)                                294                 295
    Class B common stock, $.01 par value;
       Authorized, 500 shares, Issued, none                                 --                  --
    Additional paid-in capital                                         269,229             260,581
    Retained earnings                                                   53,917              24,725
    Foreign currency translation adjustment                             (1,207)             (1,256)
                                                                      ---------           ---------
                                                                       322,233             284,345
                                                                     --------            --------
                                                                      $810,649            $823,107
                                                                      ========            ========



         See accompanying notes to consolidated financial statements.

                      (This page intentionally left blank)

                               SEALY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  SUCCESSOR                         PRE-SUCCESSOR
                                                  -----------------------------------   ------------------------------------
                                                        Year            Ten Months         Two Months            Year
                                                       Ended              Ended              Ended              Ended
                                                    Nov. 30, 1994      Nov. 30, 1993      Jan. 31, 1993      Nov. 30, 1992
                                                  ----------------   ----------------    --------------   -----------------
 Net sales                                             $697,664           $579,704          $103,492             $654,249
                                                       --------           --------          --------             --------
 Cost and expenses:
    Cost of goods sold                                  372,466            305,613            57,110              354,641
    Selling, general and administrative
       (including provisions for bad debts
        of $1,625, $1,354, $265, and
        $3,662, respectively)                           211,913            180,178            33,692              210,331
    Performance share plan                                9,681              2,204               905                5,430
    Amortization of intangibles                          14,060             11,780             2,473               15,707
    Interest expense, net                                33,454             31,218             6,675               42,709
                                                       --------           --------          --------             --------
                                                        641,574            530,993           100,855              628,818
                                                       --------           --------          --------             --------
          Income before income taxes
             and extraordinary item                      56,090             48,711             2,637               25,431
 Income taxes                                            26,898             21,067             1,660               15,447
                                                       --------           --------          --------             --------
          Income before extraordinary item               29,192             27,644               977                9,984
 Extraordinary loss from early
    extinguishment of debt (net of
    income taxes of $1,504)                                  --              2,919                --                   --
                                                       --------           --------          --------             --------
          Net income                                    $29,192            $24,725          $    977             $  9,984
                                                       ========           ========          ========             ========

 Earnings per common share:
    Income before extraordinary item                   $    .95           $    .91          $    .03             $    .34
    Extraordinary loss                                       --              ( .10)               --                   --
                                                       --------           --------          --------             --------
          Net income                                   $    .95           $    .81          $    .03             $    .34
                                                       ========           ========          ========             ========

 Weighted average number of common
    shares and equivalents outstanding
    during period                                        30,878             30,496            30,062               29,672



          See accompanying notes to consolidated financial statements.


                               SEALY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                   Foreign
                                                                Additional       Retained          Currency
                                 Common           Stock          Paid-in         Earnings         Translation
                                 Shares           Amount         Capital        (Deficit)         Adjustment          Total
                                --------        ---------      -----------    -------------       ----------        ---------
PRE-SUCCESSOR
November 30, 1991                29,298             $293         $205,130         $(39,565)          $  677         $166,535
  Net income                         --               --               --            9,984               --            9,984
  Performance share plan             --               --            5,430               --               --            5,430
  Management stock awards,
    net of forfeitures              161                2             (550)              --               --             (548)
  Foreign currency translation       --               --               --               --           (2,196)          (2,196)
                                 ------             ----         --------         --------          -------         --------
November 30, 1992                29,459              295          210,010          (29,581)          (1,519)         179,205
  Net income                         --               --               --              977               --              977
  Performance share plan             --               --              905               --               --              905
  Foreign currency translation       --               --               --               --              462              462
                                 ------             ----         --------         --------          -------         --------
January 31, 1993                 29,459             $295         $210,915         $(28,604)         $(1,057)        $181,549
                                 ======             ====         ========         ========          =======         ========

SUCCESSOR
February 1, 1993 (reflects the
    purchase of 27,630 common
    shares in connection with
    the Acquisition)             29,459             $295         $259,854               --               --         $260,149
  Net income                         --               --               --          $24,725               --           24,725
  Performance share plan             --               --            2,204               --               --            2,204
  Valuation adjustment on
    common stock and warrants
    subject to repurchase            --               --           (1,483)              --               --           (1,483)
  Repurchase of management
    stock, net of stock options
    exercised                        (2)              --                6               --               --                6
  Foreign currency translation       --               --               --               --          $(1,256)          (1,256)
                                 ------             ----         --------         --------          --------        --------
November 30, 1993                29,457             $295          260,581           24,725           (1,256)         284,345
  Net income                         --               --               --           29,192               --           29,192
  Performance share plan             --               --            9,681               --               --            9,681
  Valuation adjustment on
    common stock and warrants
    subject to repurchase            --               --           (1,065)              --               --           (1,065)
  Repurchase of management
    stock, net of stock options
    exercised                       (23)              (1)              32               --               --               31
  Foreign currency translation       --               --               --               --               49               49
                                 ------             ----         --------         --------          -------         --------
November 30, 1994                29,434             $294         $269,229          $53,917          $(1,207)        $322,233
                                 ======             ====         ========         ========          =======         ========




          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   SUCCESSOR                        PRE-SUCCESSOR
                                                  -----------------------------------    ----------------------------------
                                                        Year            Ten Months         Two Months            Year
                                                       Ended              Ended              Ended              Ended
                                                    Nov. 30, 1994      Nov. 30, 1993      Jan. 31, 1993      Nov. 30, 1992
                                                  ----------------   ----------------    --------------   -----------------

 Operating activities:
    Net income                                         $ 29,192           $ 24,725          $    977              $ 9,984
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
       Depreciation                                       9,512              7,275             1,869               10,679
       Non-cash interest expense                             --              4,157             2,664               15,092
       Non-cash stock incentive expense                   9,681              2,204               905                7,512
       Deferred income taxes                              3,473             17,000               321               10,644
       Extraordinary loss                                    --              2,919                --                   --
       Amortization of:
         Intangibles                                     14,060             11,780             2,473               15,707
         Debt issuance cost                               3,248              2,394               202                1,303
      Other, net                                           (305)             3,410               224               (1,809)
      Changes in:
         Accounts receivable                             (6,185)             3,131            (1,024)               2,225
         Inventories                                       (878)            (2,156)           (1,425)               4,492
         Prepaid expenses                                   556               (743)             (164)               1,139
         Accounts payable/accrued expenses/
            other non-current liabilities                 6,030              6,559            (8,299)               1,623
                                                       --------           --------          --------              -------
               Net cash provided by (used in)
                  operating activities                   68,384             82,655            (1,277)              78,591
                                                       --------           --------          --------              -------
 Investing activities, purchase of:
    Property, plant and equipment, net                  (10,487)            (8,421)           (3,082)              (8,363)
                                                       ---------          ---------         --------              -------
    Net cash used in investing
       activities                                       (10,487)            (8,421)           (3,082)              (8,363)
                                                       ---------          ---------         --------              -------

 Financing activities:
    Proceeds from 1993 Credit Agreement
       and sale of 9 1/2% Senior Subordinated
       Notes due 2003                                        --            450,000                --                   --
    Repayment of Old Credit Agreement and
       12.4% Senior Subordinated Notes
       due 2001                                              --           (433,320)               --                   --
    Repayment of long-term obligations, net             (56,290)           (63,468)            2,667              (67,167)
    Debt issuance costs                                    (858)           (17,557)               --                   --
    Management investor redemptions                        (359)               (27)               --                 (627)
    Refinancing/acquisition-related expenses                 --                 --                --               (3,295)
                                                       --------           --------          --------              -------
                Net cash (used in) provided by
                  financing activities                  (57,507)           (64,372)            2,667              (71,089)
                                                       ---------          ---------         --------              -------
 Change in cash and equivalents                             390              9,862            (1,692)                (861)
 Cash and equivalents:
    Beginning of period                                  20,919             11,057            12,749               13,610
                                                       --------           --------          --------              -------
    End of period                                      $ 21,309           $ 20,919           $11,057              $12,749
                                                       ========           ========          ========              =======

 Supplemental disclosures:
    Taxes paid, net                                    $  9,215           $  3,549          $    895              $ 5,067
    Interest paid, net                                 $ 31,198           $ 26,295          $  1,037              $27,756



          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

  (a)  Business
       --------

    Sealy Corporation (referred to, with all of its consolidated subsidiaries and their predecessor entities, unless the context otherwise requires, as the "Company"), is engaged in the home furnishings business and produces mattresses, boxsprings, bedroom furniture and convertible sleep sofas. Substantially all of the Company's trade accounts receivables are from retail businesses. Sales to Sears, Roebuck & Co., the Company's largest customer, were approximately 8%, 12%, 17% and 13% of total net sales for the year ended November 30, 1994, the ten months ended November 30, 1993, the two months ended January 31, 1993 and the year ended November 30, 1992 (the "Reporting Periods"). The Company recognizes revenue upon shipment of goods to customers.

  (b)  Principles of Consolidation
       ---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  (c)  Cash Equivalents
       ----------------

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

  (d)  Property, Plant and Equipment
       -----------------------------

    Property, plant and equipment are depreciated over their expected useful lives principally by the straight-line method for financial reporting purposes and by both accelerated and straight-line methods for tax reporting purposes.

  (e)  Amortization of Intangibles
       ---------------------------

    Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired and is amortized on a straight-line basis over a forty year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future earnings. The amount of goodwill impairment, if any, would be measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

    Other intangibles include patents and trademarks which are amortized on the straight-line method over periods ranging from 5 to 17 years.

  (f)  Net Earnings Per Common Share
       -----------------------------

    Net earnings per common share ("EPS") is based upon the weighted average number of shares of the Company's common stock and common stock equivalents outstanding for the periods presented. Common stock equivalents included in the computation, using the treasury stock method, represent shares issuable upon the assumed exercise of warrants, stock options and performance shares that would have a dilutive effect in periods in which there were earnings.

                               SEALY CORPORATION

 (g)  Income Taxes
      ------------

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

    The Company adopted Statement 109 effective February 1, 1993, in connection with the Acquisition of the Company disclosed in Note 2. The adoption of Statement 109 had no material effect on the amount of income tax expense reported in the year ended November 30, 1993. Prior to February 1, 1993, the Company followed Statement of Financial Accounting Standard No. 96 ("Statement 96") to account for income taxes.

  (h)  Reclassification
       ----------------

    Certain items in the consolidated financial statements for 1993 and 1992 have been reclassified to conform to the 1994 presentation.

(2)  BASIS OF ACCOUNTING

    On February 12, 1993, Zell/Chilmark Fund, L.P. ("Zell/Chilmark") led an investor group which purchased the 93.6% equity interest in the Company held by MB L.P. I, an affiliate of The First Boston Corporation, for a cash purchase price of $250 million (the "Acquisition").

    The Company employed the purchase method of accounting for the Acquisition. The consolidated financial statements as of November 30, 1994 and 1993 and for the year and ten months then ended reflect an allocation of the sum of the total consideration paid in the Acquisition for the approximately 94% equity interest and the remaining 6% equity interest valued at historical book value (collectively, the "New Basis"). A summary of the New Basis follows:

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

    As a result of the required purchase accounting adjustments, the post-Acquisition financials as of and for the year ended November 30, 1994 and as of and for the ten months ended November 30, 1993 (the "Successor Financials") are not comparable to the pre-Acquisition financials for the two months ended January 31, 1993, and the year ended November 30, 1992 (the "Pre-Successor Financials").

(3)  INVENTORIES

    Inventories are valued at cost not in excess of market, using the first-in, first-out (FIFO) method. The major components of inventory as of November 30, 1994 and 1993 were as follows:

                                                            1994               1993
                                                       --------------      ------------
                                                                (in thousands)

                 Raw materials                             $33,471           $31,573
                 Work in process                             3,203             3,782

                 Finished goods                              5,949             6,390
                                                          --------          --------

                                                          $ 42,623          $ 41,745
                                                          ========          ========

                               SEALY CORPORATION

(4)  LONG-TERM OBLIGATIONS

Long-term debt as of November 30, 1994 and 1993 consisted of the following:

                                                             1994                  1993
                                                       --------------        ----------------
                                                                (in thousands)

 1993 Credit Agreement:
    Revolving Credit Facility                              $     --                $  3,000
    Term Loan Facility                                           --                 196,774
 1994 Credit Agreement
    Revolving Credit Facility                                14,000                      --
    Term Loan Facility                                      130,000                      --

 9 1/2% Senior Subordinated Notes                           200,000                 200,000
 Other                                                        5,889                   6,405
                                                           --------                --------
                                                            349,889                 406,179

 Less current portion                                        20,361                  21,728
                                                           --------                --------
                                                           $329,528                $384,451
                                                           ========                ========


         On May 7, 1993, the Company completed a refinancing plan (the "Refinancing"), which consisted of (i) the sale of $200.0 million of 9 1/2% Senior Subordinated Notes Due 2003 (the "Notes") pursuant to a public offering,
(ii) the application of $194.5 million of net proceeds therefrom to redeem all of the then outstanding 12.4% Senior Subordinated Notes of the Company Due 2001 (approximately $139.6 million), and to reduce amounts outstanding under the Company's then existing credit agreement and (iii) the execution of a new secured credit agreement (the "1993 Credit Agreement"). During May 1993, the Company recorded a $2.9 million extraordinary loss, net of income tax of $1.5 million, representing the remaining unamortized debt issuance costs related to the long term obligations repaid as a result of the Refinancing.

         On May 27, 1994, the Company entered into a restated secured credit agreement (the "1994 Credit Agreement") with a majority of its then current group of senior lenders (the "Senior Lenders"), which modified the terms of the 1993 Credit Agreement by reducing the amounts under its then existing term loan facilities thereunder from an aggregate of $250 million to a single facility in the initial amount of $150 million (the "Term Loan Facility") and by increasing the amount available under its existing revolving credit facility thereunder from $75 million to $125 million (the "Revolving Credit Facility"). The Revolving Credit Facility provides sublimits for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

    Under the terms of the 1994 Credit Agreement, the Company is required to make certain mandatory principal prepayments of the Term Loan Facility in the event of the sale of any of the Company's principal operating subsidiaries, certain sales of assets, sales of stock and issuances of new debt securities and in certain other circumstances. In addition, the Company is permitted to make voluntary prepayments. During the year ended November 30, 1994, the Company made scheduled principal payments aggregating $20 million. The Term Loan Facility amortizes according to the following schedule:

                               SEALY CORPORATION

                         Term                    Annual Amounts to be Amortized
                         ----                    ------------------------------
                                                         (in thousands)
                         1995                               $ 20,000
                         1996                                 25,000
                         1997                                 25,000
                         1998                                 30,000
                         1999                                 30,000
                                                            --------
                                                            $130,000
                                                            ========


    In addition, the outstanding principal amount of the Revolving Credit Facility may not exceed $75 million for thirty consecutive calendar days in the period beginning September 1 and ending December 31 during each year. The Company has met this requirement for calendar year 1994. The Company is also subject to certain affirmative and negative covenants under both the 1994 Credit Agreement and the 1993 indenture under which the Notes were issued, including, without limitation, requirements and restrictions with respect to capital expenditures, dividends, working capital, net worth and other financial ratios.

    At November 30, 1994, the Company had approximately $100 million available under the Revolving Credit Facility, with $14 million outstanding and Letters of Credit issued totaling approximately $11 million. Under the terms of the 1994 Credit Agreement, the Company is initially obligated to pay a commitment fee rate of 0.375% per annum on the unused portion of the Revolving Credit Facility. The fee, which is payable quarterly in arrears, is reduced or increased depending on the Company's performance, as measured by certain financial ratios.

The May 27, 1994 refinancing lowered the Company's contractual interest rates and debt service obligations. Two separate interest rate options exist under the 1994 Credit Agreement and are available to the Company at its option as follows:

    (a)  A Floating Rate which is the greater of
          (i)  A Corporate Base Rate plus an applicable margin or
          (ii) A Federal Funds Rate plus 0.25% and an applicable margin; or
    (b)  A Eurodollar Rate plus an applicable margin.

    The applicable margin is initially zero for the Floating Rate option and 1.25% for the Eurodollar Rate option. The applicable margin is reduced or increased depending on certain financial ratios. At November 30, 1994 the weighted average interest rate on the Revolving Credit Facility was 7.2% and on the Term Loan Facility was 6.4%.

    In addition, certain other provisions of the 1994 Credit Agreement were amended to provide more flexibility to the Company relating to, among other things, investments, capital expenditures and incurrence of debt.

    The 1994 Credit Agreement requires that interest rate protection be maintained on an aggregate notional amount equal to at least 50% of the amount outstanding from time to time under the Term Loan Facility from inception through at least May 7, 1996.

    All obligations of the Company under the 1994 Credit Agreement are jointly and severally guaranteed by each direct and indirect domestic subsidiary of the Company and secured by first priority

                               SEALY CORPORATION
liens on and security interests in substantially all of the assets of the Company and its domestic subsidiaries and by first priority pledges of substantially all of the capital stock of most of the subsidiaries of the Company.

    The 9 1/2% Senior Subordinated Notes mature on May 1, 2003 with interest payable semiannually in cash on May 1 and November 1 of each year. The Notes may be redeemed at the option of the Company on or after May 1, 1998, under the conditions and at the redemption prices as specified in the note indenture, dated as of May 7, 1993, under which the Notes were issued (the "Note Indenture"). Notwithstanding the foregoing, at any time prior to May 1, 1996, the Company may redeem with the net proceeds of one or more Public Equity Offerings, as defined in the Note Indenture, up to $60.0 million aggregate principal amount of the Notes at the redemption prices as specified in the Note Indenture. The Notes are subordinated to all existing and future Senior Debt of the Company as defined in the Note Indenture. The fair value of the Notes was $187 million at November 30, 1994 based on the quoted market price.

(5)  LEASE COMMITMENTS

    The Company leases certain operating facilities, offices and equipment.
The following is a schedule of future minimum annual lease commitments and sublease rentals at November 30, 1994.

                                                                   COMMITMENTS UNDER
                                                              ---------------------------
                                                                                                 SUBLEASE
                                                              OPERATING       CAPITALIZED          RENTAL
         YEAR ENDED NOVEMBER 30,                                LEASES           LEASES            INCOME
         -----------------------                              ---------         --------           ------
                                                                    (in thousands)
         1995                                                   $6,570            $377              $153
         1996                                                    6,101             375               153
         1997                                                    4,952             373               153
         1998                                                    3,746             371               102
         1999                                                    1,888             349                 -
         Later years                                             4,106             781                 -
                                                               -------          ------              ----
                                                               $27,363          $2,626              $561
                                                               =======                              ====
Less amount representing interest                                                  608
                                                                                ------
Present value of minimum lease payments
  of capitalized leases                                                         $2,018
                                                                                ======

         At November 30, 1994, property, plant and equipment included approximately $2.2 million of aggregate cost and $0.1 million of accumulated depreciation related to assets under capitalized leases.

                               SEALY CORPORATION

         Rental expense charged to operations is as follows:

                                                 SUCCESSOR                             PRE-SUCCESSOR
                                    ------------------------------------   -----------------------------------
                                          Year             Ten Months        Two Months             Year
                                          Ended              Ended              Ended              Ended
                                      Nov. 30, 1994       Nov. 30, 1993     Jan. 31, 1993       Nov. 30, 1992
                                    ----------------    ----------------   --------------    -----------------

 Minimum rentals                            $8,625             $7,580            $1,516             $ 9,035
 Contingent rentals (based
    upon delivery equipment
    mileage)                                 1,361                775               155               1,114
                                            ------             ------            ------             -------

                                            $9,986             $8,355            $1,671             $10,149
                                            ======             ======            ======             =======


         The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2015. Most of the operating leases provide for increased rent through increases in general price levels.

(6)  STOCK OPTION PLAN

         The Company adopted the 1989 Stock Option Plan ("1989 Plan") in 1989 and the 1992 Stock Option Plan ("1992 Plan") in 1992 and reserved 100,000 shares and 600,000 shares, respectively, of Class A Common Stock of the Company (the "Shares") for future issuance. Options under the 1989 Plan and the 1992 Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code.

         Prior to fiscal year 1994, the Company issued options under the 1989 Plan totalling 5,500 Shares (net of subsequent forfeitures) all of which are exercisable on or after November 30, 1994. Any unexercised options terminate on the tenth anniversary of the date of grant or earlier, in connection with termination of employment. The exercise price for all 1989 Plan options as of November 30, 1994 is $50.00 per Share. No 1989 Plan options have been exercised since the date of grant.

         During fiscal years 1992, 1993 and 1994, the Company granted nonqualified options totalling 252,500 Shares (net of subsequent forfeitures) under the 1992 Plan. The options granted in 1992 totalled 74,000 with an exercise price of $7.52 per Share, the options granted in June, 1993 totalled 83,500 with an exercise price of $9.05 per Share, and the options granted in June, 1994 totalled 95,000 and have an exercise price of $13.48 per Share. The 1992 Plan options are exercisable 25% upon grant and 25% per year thereafter. The exercise price is equal to the estimated fair value of the Company's stock at the date of grant. 1992 Plan options totalling 3,850 Shares were exercised during 1994. At November 30, 1994, options for 121,000 Shares issued under the 1992 Plan are exercisable.

         During fiscal year 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan

                               SEALY CORPORATION
increased on the first anniversary date of such grant by 4% compounded annually, which became the fixed exercise price for all such options. Options issued thereafter, if any, will be exercisable over their term at the fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 50,000 Shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per Share, which now have a fixed exercise price of $9.41 per Share. During fiscal year 1994 no options under the 1993 Plan were exercised.

                               SEALY CORPORATION

    (7)  INCOME TAXES

    As discussed in Note 1(g), the Company adopted Statement 109 effective February 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

    The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense attributable to income from continuing operations consists of:

                                                         SUCCESSOR                                       PRE-SUCCESSOR
                                       ------------------------------------------          -----------------------------------------
                                              Year                  Ten Months               Two Months                   Year
                                             Ended                     Ended                    Ended                    Ended
                                         Nov. 30, 1994             Nov. 30, 1993            Jan. 31, 1993             Nov. 30, 1992
                                       -----------------         ----------------          --------------          -----------------
 Current:
    Federal                                 $14,695                  $    --                   $  674                    $    --
    State and local                           3,287                      589                       28                        766
    Canada and
        Commonwealth of
        Puerto Rico                           4,488                    3,478                      637                      4,037
                                            -------                  -------                   ------                    -------
                                             22,470                    4,067                    1,339                      4,803
 Deferred                                     4,428                   17,000                      321                     10,644
                                            -------                  -------                   ------                    -------
 Income tax expense                         $26,898                  $21,067                   $1,660                    $15,447
                                            =======                  =======                   ======                    =======


    Income before income taxes from Canadian operations amount to $8,720, $7,255, $1,140 and $7,972 for the Reporting Periods.

    The differences between the effective tax rate and the statutory U.S. Federal income tax rate are explained as follows:

                                                       SUCCESSOR                                         PRE-SUCCESSOR
                                       -------------------------------------------         -----------------------------------------
                                              Year                  Ten Months               Two Months                   Year
                                             Ended                     Ended                    Ended                    Ended
                                         Nov. 30, 1994             Nov. 30, 1993            Jan. 31, 1993             Nov. 30, 1992
                                       -----------------         -----------------         --------------          -----------------
 Income tax expense
    (benefit) computed at
    statutory U.S. Federal
    income tax rate                            35.0%                    35.0%                    34.0%                      34.0%
 State and local income
    taxes, net of Federal
    tax benefit                                 4.6                      4.3                      2.0                        7.3
 Permanent differences
    resulting from purchase
    accounting                                  7.4                      5.4                     20.6                       16.8
 Foreign tax rate
    differential                                1.5                      1.3                      6.3                        3.6
 Other items, net                              (0.5)                    (2.8)                      --                       (1.0)
                                               -----                    ----                     ----                       ----
                                               48.0%                    43.2%                    62.9%                      60.7%
                                               ====                     ====                     ====                       ====

    As required by Statement 109, the significant components of deferred income tax expense attributable to income from continuing operations for the ten months ended November 30, 1993

                               SEALY CORPORATION
include adjustments to deferred tax assets and liabilities for enacted changes in tax rates of $216, and the recognition of the benefit of Successor net operating losses of $1,936.

    Deferred income taxes under Statement 96 were provided for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The sources of these differences and the effects of changes from these differences on the deferred tax expense are as follows:

                                                                       PRE-SUCCESSOR
                                                       --------------------------------------------
                                                           Two Months                   Year
                                                             Ended                     Ended
                                                         Jan. 31, 1993              Nov. 30, 1992
                                                       -----------------          -----------------
 Depreciation                                                 $224                    $   515
 Interest swap rate payments                                   961                      3,037
 Write-down of idle manufacturing                              104                      2,546
    facilities
 Amortization of intangible assets                             370                      4,111
 Inventory                                                     (12)                       965
 Salaries and fringe benefits                                 (583)                      (227)
 Bad debt expense                                             (905)                     2,310
 Net operating losses utilized to eliminate
    deferred tax liabilities                                    --                     (2,397)
 Other                                                         162                       (216)
                                                              ----                    -------
    Deferred income tax expense                               $321                    $10,644
                                                              ====                    =======

    At November 30, 1994 and 1993, the total deferred tax assets were $32,600 and $44,464, respectively, total deferred tax liabilities were $37,989 and $33,257, and the valuation allowance was $0 and $13,123. The significant components of the deferred tax assets were accrued salaries and benefits of $14,523 and $11,699 and net operating loss carryforwards of $6,475 and $19,579, and the deferred tax liabilities relating to property, plant and equipment were $27,098 and $26,439 and intangible assets of $10,126 and $7,154.

    The future usage of net operating losses generated prior to November 6, 1991 will be substantially limited as to annual usage due to a recapitalization that occurred on that date. The Company has net operating loss carryforwards of approximately $16 million for U.S. Federal income tax purposes. These losses cannot be carried back against income of prior periods, and will expire, if not utilized, by the year 2008.

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

(8)  RETIREMENT PLANS

    Substantially all employees are covered by pension or profit sharing plans, where specific amounts are set aside in trust for retirement benefits. The Company has defined benefit pension plans covering a limited number of employees pursuant to negotiated labor contracts. The funded status of the defined benefit pension plans, as well as the amounts expensed for the Reporting Periods, are immaterial. The total profit sharing and pension expense was $5.3 million, $4.0 million, $0.8 million, and $4.1 million for the Reporting Periods, respectively.

                               SEALY CORPORATION

(9)  WARRANTS

  Series A and Series B Warrants
  ------------------------------

    Series A and Series B Warrants (collectively, "Restructure Warrants") were issued under a Warrant Agreement dated as of November 6, 1991 between the Company and its subsidiary, Sealy, Inc., as warrant agent. The Restructure Warrants, when exercised, will entitle the Holder thereof to receive one Share in exchange for the exercise price of $16.00 per Share for Series A warrants and $22.50 per Share for Series B warrants, subject to adjustment under certain circumstances. The Series A and Series B Warrants are exercisable into 4,288,700 and 1,649,500 Shares, respectively.

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

    The Company has the right to redeem the Restructure Warrants on any date after November 6, 1996 at a redemption price per Share as defined in the Warrant Agreement.

  Merger Warrants
  ---------------

    Merger Warrants were issued under a Warrant Agreement (the "Agreement") dated as of August 1, 1989 between the Company and First Chicago Trust Company of New York, as warrant agent. Each Merger Warrant, when exercised, will entitle the holder thereof to receive one fiftieth of one share of Class B Common Stock of the Company in exchange for the exercise price of $.01 per share, subject to adjustment under certain circumstances.

    The Merger Warrants are exercisable after August 9, 1995 or upon the occurrence of certain other events as described in the Agreement.

    The Merger Warrants also provided that within 90 days after August 9, 1994 (or sooner, under certain circumstances), the Company would offer to repurchase for cash all outstanding Merger Warrants and shares issued under the Agreement in a single transaction at a purchase price as defined in the Agreement, provided certain conditions were met and the Company was permitted to do so by its existing debt agreements. Because the Company's 1994 Credit Agreement does not allow a repurchase offer, the Company cannot offer to purchase the Merger Warrants.

    The Company is required to offer to repurchase the Merger Warrants upon the removal of any limitations to repurchase or upon the occurrence of certain other events. Merger Warrants are, therefore, not considered to be a part of the Company's stockholders' equity, but are included in other non-current liabilities in the accompanying consolidated balance sheets. The Merger Warrants, subject to certain conditions, are exercisable into an aggregate of 212,500 shares of Class B Common Stock.

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

                               SEALY CORPORATION

(11)  PERFORMANCE SHARE PLAN

    Effective April 1, 1992, the Company adopted a Performance Share Plan (the "Plan") for certain employees of the Company. Under the Plan, the Board of Directors may approve the issuance of up to 3.0 million performance share units each representing the right to receive up to one Share if the Company meets specified cumulative operating cash flow targets over the five-year period ended November 30, 1996. As of November 30, 1994, there are approximately 2.5 million performance share units outstanding under the Plan which represent the right to receive in the future, subject to attaining the estimated cumulative operating cash flow, Shares having an estimated fair value of $30.4 million. The performance share units vest over the five years ending November 30, 1996 and, as of November 30, 1994, none of the units were convertible into Shares.

    The Plan is a variable stock compensation plan pursuant to which the fair value of Shares issuable under the Plan will be recorded as compensation expense over the Plan's five-year term ending November 30, 1996. In addition to the annual amount of compensation expense under the Plan, such amount will be adjusted to give cumulative effect to any change in the amount of non-cash compensation expense previously recorded in prior reporting periods, resulting from subsequent increases or decreases in the fair value of the Shares or the number of performance share units outstanding since such reporting period and to any change in management's estimate of its ability to achieve the cumulative operating cash flow targets as defined in the Plan. During the year ended November 30, 1994, the ten months ended November 30, 1993, the two months ended January 31, 1993 and the year ended November 30, 1992, the Company recorded $9.7 million, $2.2 million, $0.9 million and $5.4 million, respectively, of non-cash compensation expense under the Plan. To the extent that the fair value of the Shares or the number of performance share units outstanding increases or decreases, or for any change in management's estimate of its ability to achieve the cumulative operating cash flow targets, such non-cash expense will also increase or decrease in future reporting periods.

(12)  SUMMARY OF INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                             Gross           Net
                                             Net Sales      Profit          Income           EPS
                                           -----------   ------------     ----------       ------
                                                (dollars in thousands, except per share amounts)
PRE-SUCCESSOR
- -------------
1993:
  December 1, to January 31                   $103,492       $ 46,382      $    977         $ .03
                                              ========       ========      ========         =====

SUCCESSOR
- ---------
1993:
  February 1, to February 28                  $ 53,564       $ 25,099      $  1,993         $ .07
  Second quarter                               161,373         74,451           546           .02
  Third quarter                                189,943         90,801        12,498           .41
  Fourth quarter                               174,824         83,740         9,688           .31
                                              --------       --------      --------         -----
                                              $579,704       $274,091      $ 24,725         $ .81
                                              ========       ========      ========         =====
1994:
  First quarter                               $155,607       $ 73,274      $  5,145         $ .17
  Second quarter                               176,751         82,550         8,612           .28
  Third quarter                                193,624         91,418        13,462           .44
  Fourth quarter                               171,682         77,956         1,973           .06
                                              --------       --------      --------         -----
                                              $697,664       $325,198      $ 29,192         $ .95
                                              ========       ========      ========         =====

                               SEALY CORPORATION

    During the second quarter of fiscal year 1993, the Company recorded an extraordinary loss of $2.9 million, net of income taxes of $1.5 million ($.10 per share), from early extinguishment of debt in connection with the Refinancing. During the fourth quarter of fiscal year 1993, the Company recorded a $3.0 million charge for estimated costs of closing certain manufacturing facilities which was completed during fiscal year 1994. During the fourth quarter of fiscal year 1994, the Company recorded an additional non-cash charge of $5.4 million related to the Plan to give cumulative effect to changes in the fair market value of such Shares and management's estimate of cumulative cash flow during the measurement period.

(13)  CONTINGENCIES

    In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy Corporation and one of its subsidiaries are parties to an Administrative Consent Order (the "ACO") issued by the New Jersey Department of Environmental Protection (the "DEP"), pursuant to which the Company and such subsidiary agreed to conduct soil and groundwater sampling to determine the extent of environmental contamination found at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes was a source of any of the contaminants found to exist above regulatorily acceptable levels in the groundwater, and the Company is exploring other possible sources of the contamination, including former owners of the facility. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for site investigation and any necessary clean-up plan approved by DEP under the terms of the ACO.

    The Company and its environmental consultant have been conducting investigation and remediation activities since preliminary evidence of contamination was first discovered in August 1991. On November 15, 1993, the Company received a letter from DEP approving the findings and substantially all of the recommendations of the Company's consultant contained in a June 4, 1993 report submitted to DEP, but also requiring the Company to undertake additional remedial and investigative activities, including the installation of shallow groundwater monitoring wells off-site. In addition, by its November 15, 1993 letter, DEP postponed any required activity by the Company to delineate and/or remediate contaminants in the fractured bedrock, which DEP previously had requested the Company to undertake, and which DEP could attempt to impose in the future. The Company and its consultant are unaware of any accepted technology for successfully remediating the contamination either in the shallow groundwater or the fractured bedrock due to the nature of certain of the contaminants, their geological location in and porosity of the fractured bedrock. Thus, the groundwater remediation plan proposes no remedial activity regarding groundwater in the fractured bedrock. As of November 30, 1994, all investigative activities and the majority of remedial activity then required by DEP in its November 15, 1993 letter were completed by the Company.

    On October 3, 1994, the Company's consultant submitted to DEP a report summarizing the results of soil investigative activities and recommending a soil remediation plan for DEP approval. On December 23, 1994, the Company's consultant submitted a report to DEP summarizing groundwater investigative activities and proposing a groundwater (shallow acquifer only) remediation plan for DEP approval. The Company has not yet received a formal response from DEP with respect to these remediation plans.

    The Company has established an accrual for further site investigation and remediation. However, because of the nature of certain of the contaminants found, their geographical location in the fractured bedrock, the aforementioned lack of any accepted technology for successfully remediating the contamination and additional factors, including the uncertainties surrounding the nature and application

                               SEALY CORPORATION
of environmental regulations, the practical and technical difficulties in obtaining complete delineation of the contamination, the level of clean-up that may be required, if any, or the technology that could be involved, and the possible involvement of other potentially responsible parties, the Company cannot presently predict the ultimate cost to remediate this facility, and there can be no assurance that the Company will not incur material liability with respect to this matter. Based on the facts currently known by the Company, management believes that the accrual is adequate to cover the Company's probable liability and does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company's directors:

Lyman M. Beggs

         Mr. Beggs, age 56, since August 24, 1992 has been Chairman, President and Chief Executive Officer of the Company. From 1991 until joining the Company, Mr. Beggs was President and Chief Executive Officer of Topco Associates, a privately-held, national retail food cooperative with annual sales in excess of $3 billion. Previously, Mr. Beggs was President of the $300 million Norelco Consumer Products Division of North America Philips Corporation.

George L. Davis

         Mr. Davis, age 60, since February 12, 1993 has been a director of the Company. Mr. Davis is, and since October 1990 has been, President and Chief Executive Officer of Scarborough Partners, Inc., consultants to the financial services industry. Mr. Davis is, and since November 1993 has been, Chairman and Chief Executive Officer of Banco de Venezuela, Inc. From December 1991 to November 1992, Mr. Davis was also President of First American Bankshares Inc. Previously, since 1987, Mr. Davis was Group Executive, North America, for Citibank, N.A., a subsidiary of Citicorp.

Steven R. Fenster

         Mr. Fenster, age 52, since February 12, 1993 has been a director of the Company. Mr. Fenster is, and since 1991 has been, Visiting Professor of Business Administration at The Harvard Business School. Previously, since 1987, Mr. Fenster was a Managing Director of Dillon, Read & Co. Inc., an investment banking firm. Mr. Fenster is also a limited partner of The Blackstone Group and a director of American Management Systems, Inc. and Bloomberg L.P.

Joel S. Friedland

         Mr. Friedland, age 40, since February 12, 1993 has been a director of the Company. Mr. Friedland is, and since mid-1990 has been, an affiliate of the general partner of Zell/Chilmark Fund, L.P. Since 1984, Mr. Friedland has been associated with, and since 1987 has been a partner of, Chilmark Partners, L.P.

Christie A. Hefner

         Ms. Hefner, age 42, since June 23, 1993 has been a director of the Company. Ms. Hefner is, and since November 1988 has been, Chairman and Chief Executive Officer of Playboy Enterprises, Inc.

James W. Johnston

         Mr. Johnston, age 48, since March 4, 1993 has been a director of the Company. Mr. Johnston is, and has been since 1993, Chairman of R.J. Reynolds Tobacco International, Inc. Since mid-1989, Mr. Johnston has been Chairman and Chief Executive Officer of R.J. Reynolds Tobacco Company, the domestic tobacco subsidiary of RJR Nabisco, Inc. From 1984 until joining R.J. Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. Mr. Johnston is also a director of The Wachovia Corporation, RJR Nabisco, Inc. and RJR Nabisco Holdings Corp.

David M. Schulte

         Mr. Schulte, age 48, is, and since February 12, 1993 has been, a director of the Company. Mr. Schulte is, and since mid-1990 has been, one of two individuals (the other being Mr. Zell) who act as general partners of the general partner of Zell/Chilmark Fund, L.P., a limited partnership with capital commitments in excess of $1 billion formed to invest in and provide capital and management support to companies that are engaged in or are the appropriate subject of significant recapitalizations or corporate restructurings, both in and out of the bankruptcy process. Since 1984, Mr. Schulte has been managing partner of Chilmark Partners, L.P., a merchant banking firm that has specialized in providing corporate and investment banking advice to companies on the restructuring of their businesses in conjunction with recapitalizations, although he currently devotes full-time to the affairs of Zell/Chilmark. Mr. Schulte is also a director of Broadway Stores, Inc., Jacor Communications, Inc. (where he also serves as Chairman of the Board), Revco D.S., Inc., and Santa Fe Energy Resources, Inc.

Rolf H. Towe

         Mr. Towe, age 56, is, and since July 10, 1991 has been, a director of the Company. Mr. Towe is, and since April 1991 has been, Vice President of Clipper Asset Management Group, the sole general partner of The Clipper Group L.P., a Delaware limited partnership, which managed the investments of MBLP in the Company until the Acquisition; and, since 1989, has been Chairman of Executive Partner Limited, a management advisory firm. Mr. Towe was previously employed by The Dreyfus Corporation as Senior Vice President. Mr. Towe is also a director of The American Heritage Life Insurance Company and Long John Silver's Restaurants, Inc.

Samuel Zell

         Mr. Zell, age 53, since February 12, 1993 has been a director of the Company. Mr. Zell is, and since 1981 has been, Chairman of the Board of Equity Financial and Management Company and, since 1986 has been, Chairman of the Board of Equity Group Investments, Inc., two privately owned affiliated investment and management companies; is, and since mid-1990 has been, one of two individuals (the other being Mr. Schulte) who act as general partners of the general partner of Zell/Chilmark Fund, L.P.; is, and since 1985 has been, Chairman of the Board of Itel Corporation, a company engaged in the distribution of wiring systems products; is, and since 1983 has been, Chairman of the Board, and from 1990 through 1993 has been Chief Executive Officer and President, of Great American Management and Investment, Inc., a diversified company with interests in manufacturing, agriculture, chemicals and fertilizers and financial services; from 1987 has served as Chairman of the Board of Capsure Holdings Corp. (formerly called Nucorp Inc.), a company engaged in the business of specialty property and casualty insurance; is, and since 1992 has been, Co-Chairman of Revco D.S., Inc., a company that operates a chain of retail drugstores; is, and since 1993 has been, Chairman of the Board of Equity Residential Properties Trust, a self-administered, self-managed equity real estate investment trust; is, and since 1993 has been, Chairman of the Board of Broadway Stores, Inc., a retail organization in California and the Southwestern United States; and from 1993 to January 1994 was Co-Chairman, and from January 1994 to the present was Chairman of the Board of Manufactured Home Communities, Inc., a self-administered and self-managed equity real estate investment trust which owns and operates properties in 16 states. Mr. Zell is a member of the board of directors of American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Falcon Building Products, Inc., and the Vigoro Corporation. Prior to October 4, 1991, Mr. Zell was President of Madison Management Group, Inc., which filed a petition under Chapter 11 of the Bankruptcy Code on November 8, 1991.

EXECUTIVE AND OTHER OFFICERS

         The following sets forth the name, age, title and certain other information with respect to the executive and certain other appointed officers of the Company:

Bruce G. Barman

         Dr. Barman, age 46, since January 1995 has been Vice President-Research and Development of the Company. From 1991 until he joined the Company, Dr. Barman was Vice President-Research and Development of Griffith Laboratories N.A., a custom food products producer for a customer base of major North American food service and food processing companies. From 1988 to 1991 Dr. Barman served as Vice President-Research and Development-Personal Care Products Division of the Weyerhaueser Company.

John G. Bartik

         Mr. Bartik, age 43, since December 1990 has been Treasurer of the Company and from 1985 has served as the Company's Director of Taxation.

Lyman M. Beggs

         Mr. Beggs, age 56, since August 24, 1992 has been Chairman, President and Chief Executive Officer of the Company. For further information concerning Mr. Beggs, see "--Directors" above.

Jeffrey C. Claypool

         Mr. Claypool, age 47, since September 1991 has been Vice
President-Human Resources of the Company. Previously, Mr. Claypool was employed by Bridgestone/Firestone, Inc. an international tire manufacturer, in various positions, including Vice President Human Resources and Corporate Personnel Manager.

Gary T. Fazio

         Mr. Fazio, age 44, since 1990 has been Vice President-Sales of the Company. Mr. Fazio joined the Company as a general manager in 1981. From 1987 to 1990 he was Regional Vice President of the Company.

Douglas E. Fellmy

         Mr. Fellmy, age 45, since July 1992 has been Vice President-Operations of the Company. Previously, Mr. Fellmy served as Regional Vice
President-Operations since April 1990 and also as President of the Components Division since December 1989. Mr. Fellmy has served, since 1971, in numerous other capacities with the Company's Components Division.

Thomas M. Forman

         Mr. Forman, age 49, since June 1994 has been Vice President-General Counsel of the Company. Previously, Mr. Forman was President of Forman Venture Capital, Inc. and from 1981 to 1990 held various executive positions with Bridgestone/Firestone, Inc., an international tire manufacturer, most recently as an Executive Vice President and a member of the board of directors. Mr. Forman is a director of Olympic Steel, Inc., a NASDAQ-listed steel distribution company.

Jesse E. Hogan

         Mr. Hogan, age 48, since June 1994 has been Senior Vice
President-Chief Financial Officer of the Company. Previously, from 1992, Mr. Hogan served as President, Columbo Fresh Products, a division of Bongrain, S.A., a worldwide dairy company, from 1991 to 1992 as General Manager of Alta Dena Certified Dairy and from 1988 to 1991 as Operations Controller of Bongrain, S.A.

David J. Mcllquham

         Mr. Mcllquham, age 40, since April 1990 has been Vice
President-Marketing of the Company. Previously, Mr. Mcllquham served as Vice President-Marketing of Samsonite Corp. (USA) from December 1988 to March 1990 and General Manager of Samsonite Canada Ltd. from May 1987 to December 1988.

John D. Moran

         Mr. Moran, age 36, since December 1990 has been Secretary of the Company. Mr. Moran joined the Company in 1987 and was elected Assistant Secretary.

Larry J. Rogers

         Mr. Rogers, age 46, since February 1994 has been Vice
President-International of the Company. Previously, Mr. Rogers has served, since 1979, in numerous other capacities within the Company's operations, including, since March 1988, as President-Sealy Canada.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

      During fiscal year 1994, Mr. Rogers did not timely file his initial Form 3 upon being named an Executive Officer of the Company. Upon being notified of this filing obligation, Mr. Rogers promptly filed his Form 3. Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(e) during fiscal year 1994 and of Forms 5, and amendments thereto, furnished to the Company with respect to fiscal year 1994, the Company is not aware of any other person that is subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") with respect to the Company, that has failed to file, on a timely basis, (as disclosed in the aforementioned Forms) reports required by Section 16 (a) of the Exchange Act during fiscal year 1994 or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 30, 1994, 1993 and 1992, of those persons who were, at November 30, 1994 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company for the year ended
November 30, 1994 (collectively, the "Named Executive Officers"):

                                               SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                    --------------------------------------    ------------------------------------------------
                                                                                          Securities
                                                                Other         Restricted  Underlying
     Name and                                                   Annual           Stock     Options/     LTIP       All Other
Principal Position         Year      Salary        Bonus      Compensation      Award(s)     SARs      Payouts   Compensation
- ------------------         ----     --------      -------     ------------    ----------- ----------   -------   -------------

Lyman M. Beggs (a)         1994     $522,918     $550,807      $ 78,778(a)           --        --        --        $19,569(c)
  Chairman, Chief          1993      500,016      314,542       117,045(a)           --        --        --         19,240(c)
  Executive Officer and    1992      136,368      375,000       180,850(a)      752,000(b)     --        --            510(c)
  President

Gary T. Fazio              1994      178,785       56,136            --              --        --        --         14,457(c)
  Vice President           1993      174,000       34,617            --              --        --        --         14,209(c)
  -Sales                   1992      170,000       82,480            --              --        --        --         13,790(c)

Jeffrey C. Claypool        1994      164,580       57,786            --              --        --        --         13,308(c)
  Vice President           1993      156,000       32,478            --              --        --        --         12,739(c)
  -Human Resources         1992      150,000       75,383            --              --        --        --          1,668(c)

David J. Mcllquham         1994      162,470       57,045           486              --        --        --         13,137(c)
  Vice President           1993      154,000       31,292         5,141              --        --        --         12,576(c)
  -Marketing               1992      145,000      106,908(d)     20,891(e)           --        --        --         11,762(c)

Douglas E. Fellmy          1994      158,250       55,564            --              --        --        --         12,796(c)
  Vice President           1993      150,000       36,629            --              --        --        --         12,249(c)
  -Operations              1992      134,167      136,642(d)     50,718(e)           --        --        --         10,432(c)

   (a) Pursuant to his Employment Agreement (as hereinafter defined), Mr. Beggs commenced employment with the Company as of August 24, 1992. Under the terms of his Employment Agreement, Mr. Beggs received $78,778, $117,045 and $180,850 in 1994, 1993 and 1992, respectively, as the result of: (i) the forgiveness of a portion of an equity loan from the Company to Mr. Beggs, reflecting the loss of equity in his previous residence (1994-$47,029; 1993-$44,034; 1992-$91,751); (ii)
         closing costs on a new home, moving expenses, temporary living expenses and costs relating to the termination of a contract to purchase another residence (1993-$44,000; 1992-$89,099); (iii)
         professional fees, travel and entertainment expenses; and (iv) payments to cover Mr. Beggs' tax liabilities on the foregoing items, all as described more fully in "--Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements."

   (b) Such amount reflects the Company's determination of the fair value at the date of grant of 100,000 Shares issued to Mr. Beggs in 1992 pursuant to his Employment Agreement, certain of which are subject to forfeiture under certain circumstances. Although the 1994 Credit Agreement and Note Indenture contain restrictions on the Company's ability to pay dividends, if dividends were declared and paid on the Company's Shares, such dividends would be paid on such Shares issued to Mr. Beggs. The Employment Agreement also provides for the future

                                       42





         issuance to Mr. Beggs of an additional 100,000 Shares, subject to certain conditions. See "-- Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements." Hence, Mr. Beggs' aggregate stock holdings consist of 200,000 Shares with an estimated fair market value of $3,190,000 at the end of fiscal year 1994. No other Named Executive Officer had any holdings of stock which were subject to forfeiture at the end of fiscal year 1994.

   (c) Represents amounts paid in fiscal year 1994 on behalf of each of the Named Executive Officers for the following three respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance, (ii) Company premiums for long-term disability benefits, and (iii) Company contributions to the Company's defined contribution plans. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Beggs: (1994- $2,220, $840, $16,509; 1993- $2,220,
         $1,000, $16,020); Mr. Fazio: (1994- $1,191, $751, $12,515; 1993-
         $1,159, $870, $12,180); Mr. Claypool: (1994- $1,096, $691, $11,521;
         1993- $1,039, $780, $10,920); Mr. Mcllquham: (1994- $1,082, $682,
         $11,373; 1993- $1,026, $770, $10,780); and Mr. Fellmy: (1994- $1,054,
         $665, $11,077; 1993- $999, $750, $10,500).

   (d) The bonus amounts reflected for such persons include a portion of such bonus paid in Shares, valued at $7.52 per Share, which the Company determined was the fair value of such Shares on the date of the bonus award.

   (e) All of Mr. Mcllquham's amount and $33,331 of such amount for Mr. Fellmy represent payments made by the Company to cover their respective tax liabilities relating to the portion of their bonuses paid in Shares in fiscal year 1992. The balance of such amount for Mr. Fellmy represents payment made by the Company to reimburse moving expenses and cover the tax liability thereon.

                                       43

             LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                      PERFORMANCE
                                                          OR
                                                         OTHER              ESTIMATED FUTURE PAYOUTS UNDER
                                    NUMBER OF           PERIOD               NON-STOCK PRICE-BASED PLANS
                                     SHARES,             UNTIL       -------------------------------------------
                                      UNITS            MATURITY                  (NUMBERS OF UNITS)
                                    OR OTHER              OR          THRESHOLD        TARGET         MAXIMUM
     NAME                           RIGHT (#)           PAYOUT           (#)             (#)           (#)
     ----                          ----------         ----------     -----------     ----------    -------------

Lyman M. Beggs                     1,000,000(a)         11/30/96       100,000        417,000       1,000,000
Gary T. Fazio                        110,000(a)         11/30/96        11,000         45,870         110,000
David J. Mcllquham                   110,000(a)         11/30/96        11,000         45,870         110,000
Douglas E. Fellmy                    110,000(a)         11/30/96        11,000         45,870         110,000
Jeffrey C. Claypool                   90,000(a)         11/30/96         9,000         37,530          90,000


(a) The Company's Performance Share Plan (the "Plan") effective in 1992 provides for the issuance to key employees of the Company and its subsidiaries (the "Participants") of performance share units ("Performance Shares"), each of which represents the right to receive, without any additional consideration, up to one Share, based on the extent to which the Company achieves specified cumulative operating cash flow ("COCF") targets over the five-year period ending November 30, 1996 (the "Measurement Period"). An aggregate of 2,493,800 Performance Shares, net of forfeitures, have been granted to Participants as of November 30, 1994, and up to 46,500 Performance Shares have been granted and reserved for individuals who will occupy certain open positions effective, in each case, upon the hire date of any such individual, under the Plan. The maximum number of Performance Shares authorized to be granted is 3,000,000.

    Generally, the Plan provides that if the Company's COCF for the Measurement Period is $500 million, then each vested Performance Share shall convert into .10 Shares (the "Threshold"); if COCF is $575 million, then each vested Performance Share shall convert into .417 Shares (the "Target"), and if COCF equals or exceeds $650 million, then each vested Performance Share shall convert into one Share (the "Maximum"). If COCF for such period is between $500 million and $650 million, then the conversion ratio will be interpolated on a straight-line basis between the two closest of the three aforementioned target ratios. If COCF is less than $500 million, then all Performance Shares shall be forfeited without conversion. The estimated fair value of one Share on November 30, 1994 was $15.95. In the event that the Company is a party to an acquisition, merger or other significant corporate event or makes an in-kind distribution on any equity security, the COCF targets or ratios may be equitably adjusted to reflect an equivalent value.

    The Performance Shares generally vest over a five-year period. If a Participant incurs a termination of employment during the periods indicated, the following percentages of initial performance shares become vested: from December 1, 1992 through November 30, 1993 -- 30%; from December 1, 1993 through November 30, 1994 -- 45%; from December 1, 1994 through November 30, 1995 -- 60%; from December 1, 1995 through November 29, 1996 -- 80%; and on or after November 30, 1996 -- 100%. In the event that a Participant incurs a termination of employment for cause (as defined in the Plan) or engages in a breach of certain non-competition covenants following a voluntary termination, the Participant shall forfeit all Performance Shares, whether or not vested.

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

    EXECUTIVE EMPLOYMENT AGREEMENTS. Effective October 31, 1992, the Company entered into an employment agreement and related reimbursement letter agreement (collectively, the "Employment Agreement") with Mr. Beggs, pursuant to which Mr. Beggs became employed as Chairman, President and Chief Executive Officer of the Company for a period (the "Employment Period") commencing on August 24, 1992 and continuing through November 30, 1997 (the "Expiration Date").
Pursuant to the Employment Agreement, Mr. Beggs' minimum base salary is $500,000 annually. Such salary may be increased but not decreased in an annual review, and Mr. Beggs is also entitled to receive an annual cash bonus in an amount to be determined on the basis of certain corporate and individual performance targets determined by the Board of Directors, or a committee thereof.

    Pursuant to the Employment Agreement, Mr. Beggs was granted an aggregate of 200,000 Shares, 100,000 of which were issued as of October 31, 1992 (the "Issued Shares"). If Mr. Beggs is terminated for cause or voluntarily terminates his employment with the Company, other than for "good reason" (as such terms are defined in the Employment Agreement), 35,000 of such Issued Shares are forfeitable through November 30, 1995. In addition, the following number of additional Shares will be issued if he remains employed by the Company on the dates indicated: November 30, 1995 -- 10,000 shares; November 30, 1996 --40,000 shares; and November 30, 1997 -- 50,000 shares. Mr. Beggs also entered into a stockholder's agreement with the Company (the "Stockholder's Agreement") in connection with the Employment Agreement, which provides that, prior to the Expiration Date, Mr. Beggs may sell his Shares only after an Initial IPO or approval by the Board of Directors and, after the Expiration Date, the Company shall have certain rights of first refusal with respect to any proposed transfers of Mr. Beggs' Shares (other than to certain permitted transferees). The Stockholder's Agreement also provides that the holders of the Shares issued to Mr. Beggs under the Employment Agreement shall have certain "piggyback" registration rights with respect to such Shares. Mr. Beggs recognized taxable income in 1992 in connection with the Issued Shares and borrowed $279,300 from the Company (the "Stock Loan") to be used in payment of the required withholding taxes. The Stock Loan bears interest at the applicable Federal rate in effect on the date of the loan, with all unpaid and outstanding principal and interest due and payable on November 30, 1995. The Stock Loan was repaid in full on February 21,1995. In addition, Mr. Beggs was granted an award of 1,000,000 Performance Shares, representing the right to receive up to 1,000,000 Shares pursuant to, and subject to the terms of, the Plan. See Note (a) to "--Long-Term Incentive Plan Awards in Last Fiscal Year."

    Pursuant to the Employment Agreement, Mr. Beggs received relocation expenses and is entitled to health and life insurance and certain other benefits. The Company purchased Mr. Beggs' previous residence from him for $712,500 and sold such residence for $690,000 in February 1993. Mr. Beggs borrowed $157,673 from the Company (the "Equity Loan") upon the purchase of a new home in the Cleveland area, reflecting the loss of equity in his previous residence. Such Equity Loan is interest free to the extent allowed under applicable tax laws and otherwise bears interest at the applicable Federal rate. In accordance with the terms of the Employment Agreement, $20,000, $20,000 and $57,673 of the Equity Loan was forgiven on November 30, 1994, November 30, 1993 and December 31, 1992, respectively. In addition, $3,256 and $4,070 in interest related to the Equity Loan was also forgiven on November 30, 1994 and 1993, respectively, and the Company paid Mr. Beggs an additional $47,029, $44,034 and $34,077, as additional compensation for his tax liability as a result of such forgiveness of indebtedness in each period, respectively. The balance of the Equity Loan has three equal annual payments of principal due on November 30, 1995 and each November 30 thereafter for two years. If Mr. Beggs remains employed by the Company through the date when a payment is due, such indebtedness will be forgiven by the Company and the Company will pay Mr. Beggs an amount necessary to offset any tax liability to him as a result of such forgiveness of indebtedness. If Mr. Beggs voluntarily terminates his employment with the Company, other than for good reason, the remaining balance of the Equity Loan and any accrued interest will become immediately due and payable.

    If Mr. Beggs' employment is terminated prior to the Expiration Date other than for cause (as defined in the Employment Agreement), death or disability, or if Mr. Beggs terminates his employment for good reason, he will continue to receive his base salary until the later of November 30, 1997 or one year and he will also receive the forgiveness of the Equity Loan, the payment of a portion of any then-applicable bonus on a pro-rata basis and the issuance of the remainder of the unissued Shares noted above. In addition, if Mr. Beggs' employment is terminated prior to the Expiration Date under such circumstances, then the Stockholder's Agreement grants to Mr. Beggs or his representative the right to cause the Company to repurchase all of Mr. Beggs' Shares at their fair market value (determined in accordance with the Stockholders' Agreement). In the event that Mr. Beggs' employment is terminated prior to the Expiration Date for cause or if he voluntarily terminates his employment other than for good reason, then the Company shall have the option to repurchase Mr. Beggs' Shares for their fair market value.

    REMUNERATION OF DIRECTORS.   Effective upon the Acquisition, the Company
began compensating its directors who are not employees with a retainer at the rate of $30,000 on an annual basis, reduced by $1,000 for each Board meeting not attended, plus $1,000 ($1,250 for Committee Chairperson, if any) for each Committee meeting attended if such meeting is on a date other than a Board meeting date, and incidental expenses in connection with traveling to or attending such meetings. Directors Zell, Schulte, Friedland, Davis, Fenster, Towe, Johnston and Hefner are eligible for such remuneration.

    During fiscal year 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4% compounded annually, which became the fixed exercise price for all such options. Options issued thereafter, if any, will be exercisable over their term at the fair market value on the date of grant. Pursuant to the Plan, during 1993, the Company granted options to acquire up to 10,000 Shares to each of Messrs. Davis, Fenster, Towe and Johnston and Ms. Hefner at an initial exercise price of $9.05 per Share, which now have a fixed exercise price of $9.41 per Share. During fiscal year 1994 no options under the 1993 Plan were exercised.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to those holders which, according to the records of the Company, beneficially own more than 5% of the outstanding Shares as of February 28, 1995:

                                                                                  PERCENT OF
         NAME                                          NUMBER OF SHARES            CLASS (A)
         ----                                          ----------------           -----------

Zell/Chilmark Fund, L.P.                                 26,143,506(b)               88.8%
  Two North Riverside Plaza
  Suite 1500
  Chicago, IL 60606

The Fulcrum III Limited Partnership                       2,632,773(c)                8.4%(c)
  600 Madison Avenue
  New York, New York 10022

The Second Fulcrum III Limited Partnership                1,789,667(c)                5.8%(c)
  600 Madison Avenue
  New York, New York 10022

(a) The percent of class calculation assumes that the stockholder for whom the percent of class is being calculated has exercised all Restructure Warrants (as described in Note 9 of the Notes to the Consolidated Financial Statements) owned by such stockholder and that no other warrant or option holder has exercised any other convertible security. Accordingly, the total of the percentages for all the stockholders listed exceeds 100%.

(b)      For further information with respect to Zell/Chilmark, Fund L.P., see
         Item 10, "Directors and Executive Officers" and Item 13, "Certain Relationships and Related Transactions."

(c) Assumes the exercise of Restructure Warrants owned by such Partnerships. See Note 9 of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 included herein.

         The following table sets forth certain information with respect to the beneficial ownership of the Shares by each of the directors and Named Executive
Officers of the Company and by all directors and executive officers of the Company as a group, as of February 28, 1995:


                                                            SHARES
NAME AND ADDRESS OF                                       BENEFICIALLY            PERCENT OF
  BENEFICIAL OWNER                                           OWNED                 CLASS(A)
- -------------------                                     ----------------           ---------

Lyman M. Beggs (b)                                          100,000                    **
Samuel Zell                                              26,143,506(c)               88.8%
David M. Schulte                                         26,143,506(c)               88.8%
Joel S. Friedland                                        26,143,506(c)               88.8%
George L. Davis                                              10,000                    **
Steven R. Fenster                                            10,000                    **
Rolf H. Towe                                                 37,630                    **
James W. Johnston                                            10,000                    **
Christie A. Hefner                                           10,000                    **
David J. Mcllquham                                            8,199                    **
Douglas E. Fellmy                                            15,373                    **

All directors and executive officers as a group          26,354,957                  89.4%
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

(c) All of such Shares are beneficially owned by Zell/Chilmark. As a result of the relationship of each of Messrs. Friedland, Schulte and Zell to Zell/Chilmark, each may be deemed beneficial owners of such Shares. Messrs. Friedland, Schulte and Zell each disclaim beneficial ownership of such Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       In fiscal year 1994, the Compensation Committee of the Board of Directors consisted of Messrs. Zell, Towe, Fenster and Johnston.

       As part of the Acquisition and pursuant to the Stock Purchase Agreement (defined below), Zell/Chilmark, MBLP and the Company entered into a registration rights agreement relating to the Acquired Shares, including the 27,630 Shares purchased by Mr. Towe. Pursuant to the Stock Purchase Agreement, the holders of a majority of such Acquired Shares have the right to demand, up to five times but no more than once every six months, registration of their Acquired Shares under the Securities Act of 1933 as amended. In addition, under certain conditions, the holders of the Acquired Shares have a right to include some or all of their Acquired Shares in any subsequent registration statement filed by the Company with respect to the sale of Shares. The Company has agreed to bear all expenses associated with any registration statement relating to the Acquired Shares other than any underwriting discounts or commissions, brokerage commissions and fees.

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

STOCK REPURCHASE AGREEMENTS. Certain officers, key employees of the Company and certain former employees of the Company (collectively, the "Management Investors") are the beneficial owners of 63,830 Shares, not including 100,000 Shares held by Mr. Beggs pursuant to his Employment Agreement (the "Management Investors' Shares"). Such Shares were acquired in connection with the LBO pursuant to subscription agreements between the Company and such individuals (the "Subscription Agreements") or subsequently acquired as stock bonuses pursuant to the same Subscription Agreements. The Subscription Agreements provide that the Management Investors' Shares are subject to put options whereby the Company may be required to redeem such Shares at fair market value in the event of a Management Investor's death, disability, or termination of employment under certain circumstances, at the option of the Management Investor or his estate. Under certain circumstances, such Shares also are subject to call options whereby the Company, at its option, may purchase such Shares from a Management Investor at fair market value, so long as the Company has not effected a public offering of its common stock, in the event of either
(i) a Management Investor's voluntary termination of employment on or before January 1, 1994, or (ii) a Management Investor's termination for cause (as defined). Due to the possibility of repurchase in connection with the put options, such Management Investors' Shares were not considered to be part of the Company's stockholders' equity for periods prior to January 1, 1994. The Subscription Agreements also grant to the Management Investors certain registration rights in the event that the Company (or, in certain circumstances, other investors in the Company) registers any common stock under the Securities Act.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Sealy Corporation and its subsidiaries are included in Part II, Item 8:

                 Sealy Corporation

                 Report of Independent Auditors

                 Consolidated Balance Sheets at November 30, 1994 and 1993

                 Consolidated Statements of Income for the year ended November 30, 1994 and for the ten months ended November 30, 1993 (Successor Periods), the two months ended January 31, 1993 and the year ended November 30, 1992 (Pre-Successor Periods).

                 Consolidated Statements of Stockholders' Equity for the year ended November 30, 1994 and for the ten months ended November 30, 1993 (Successor Periods), the two months ended January 31, 1993 and the year ended November 30, 1992 (Pre-Successor Periods).

                 Consolidated Statements of Cash Flows for the year ended November 30, 1994 and for the ten months ended November 30, 1993 (Successor Periods), the two months ended January 31, 1993 and the year ended November 30, 1992 (Pre-Successor Periods).

                 Notes to consolidated financial statements

(a)(2)   Financial Statement Schedule

                 Schedule VIII -- Valuation Accounts

(a)(3) The exhibits to this report are listed in section (c) of Item 14 below.

(b) The Company filed no reports on Form 8-K during the fourth quarter of its fiscal year ended November 30, 1994.

(c)  Exhibits:

Exhibit
Number                                     Exhibit Description
- ------                                     -------------------

  3.1 Restated Certificate of Incorporation of Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  3.2 By-Laws of Sealy Corporation adopted as of November 4, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

Exhibit
Number                                     Exhibit Description
- ------                                     -------------------

   4.1 Warrant Agreement, dated as of November 6, 1991 between Sealy Corporation and Sealy, Inc., Warrant Agent, including the form of Series A and Series B Warrant. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  4.2 Form of Series A and Series B Warrant (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.1). (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  4.3 Warrant Agreement, dated as of August 1, 1989 between GGvA Holding Corp. (renamed Sealy Holdings, Inc. and merged with and into Sealy Corporation) and First Chicago Trust Company of New York, Warrant Agent, including the form of Merger Warrant. (Incorporated herein by reference to Exhibit 4.1 to Annual Report on Form 10-K of The Ohio Mattress Holding Company and The Ohio Mattress Company for the year ended November 30, 1989, File No. 33-29246, filed March 2, 1990.)

  4.4 Form of Merger Warrant (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.3). (Incorporated herein by reference to Exhibit 4.2 to Annual Report on Form 10-K of Sealy Holdings, Inc. and Sealy Holdings, Inc. (merged with and into Sealy Corporation) for the year ended November 30, 1990, File No. 33-29246, filed February 28, 1991.)

  4.5 Indenture dated as of November 1, 1991, among Sealy Corporation, certain subsidiaries of Sealy Corporation listed on the signature pages thereto and Ameritrust Company National Association. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  4.6 Stock Subscription Agreement, dated as of March 30, 1989 by and among GGvA Holding Corp. (renamed Sealy Holdings, Inc. and merged with and into Sealy Corporation) and the purchasers listed therein. (Incorporated herein by reference to Exhibit 4.4 to Registration Statement of The Ohio Mattress Holding Company and The Ohio Mattress Company on Form S-4, File No. 33-29246, filed June 13, 1989.)

  4.7 Management Stock Subscription Agreement, dated as of March 30, 1989 by and among GGvA Holding Corp. (renamed Sealy Holdings, Inc. and merged with and into Sealy Corporation) and the management purchasers listed therein. (Incorporated herein by reference to Exhibit 4.5 to Registration Statement of The Ohio Mattress Holding Company on Form S-4, File No. 3329246, filed June 13, 1989.)

  4.8 First Supplemental Indenture, dated as of February 12, 1993, by and among Sealy Corporation, certain subsidiaries of Sealy Corporation listed on the signature pages thereto as Ameritrust Company National Association (n.k.a Society National Bank). (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)

  4.9 Indenture, dated as of May 7, 1993, by and between Sealy Corporation and Society National Bank relating to the Sealy Corporation's 9 1/2% Senior Subordinated Notes. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K Current Report of Sealy Corporation dated May 7, 1993.)

  4.10 Form of 9 1/2% Senior Subordinated Note Due 2003. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K Current Report of Sealy Corporation dated May 7, 1993.)

Exhibit
Number                                     Exhibit Description
- ------                                     -------------------

  4.11 Restated Secured Credit Agreement, dated as of May 27, 1994, by and among Sealy Corporation, Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America (formerly Continental Bank N.A.) and General Electric Capital Corporation, as Managing Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy Corporation dated May 31, 1994.)

  *10.1 Amended and Restated Sealy Profit-Sharing Plan dated January 1, 1988. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  *10.2 Sealy Profit-Sharing Plan Amendment No. 1 dated December 1, 1988. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  *10.3 Sealy Profit-Sharing Plan Amendments No. 2 and 3 and Trust Agreement dated June 1, 1990. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  *10.4 The Ohio Mattress Holding Company 1989 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.16 to Annual Report on Form 10-K of The Ohio Mattress Holding Company and The Ohio Mattress Company for the year ended November 30, 1989, File No. 33-29246, filed March 2, 1990.)

  *10.5 The Sealy Corporation 1991 Bonus Program. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  *10.6 1992 Bonus Program of Sealy Corporation. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)

  *10.7 Sealy Corporation 1992 Stock Option Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)

  *10.8 Sealy Corporation Performance Share Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)

  *10.9 Employment Agreement dated as of October 31, 1992, by and between Sealy Corporation and Lyman M. Beggs. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)

  *10.10 Letter Agreement, dated as of October 31, 1992 by and between Sealy Corporation and Lyman M. Beggs. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)

  *10.11 Stockholder Agreement, dated as of October 31, 1992 by and between Sealy Corporation and Lyman M. Beggs. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)

Exhibit
Number                                     Exhibit Description
- ------                                     -------------------

 *10.12 Letter Agreement, dated June 5, 1991 by and between Sealy Corporation and Sam F. Smith, Jr. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1- 8738).)

  10.13 Sealy Corporation 1993 Non-Employee Director Stock Option Plan. (Incorporated herein by reference to the appropriate exhibit to the Form S-1 Registration Statement of Sealy Corporation (File No. 33-59134).) (As amended by Amendment No. 1 dated April 6, 1994.)

  21.1 List of subsidiaries of Sealy Corporation. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)

  27.1      Financial Data Schedule

  99.1 Certificate of Ownership and Merger merging Sealy Holdings, Inc. with and into Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738).)

  99.2 Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738).)


(d) The financial statement schedules filed with this report are listed in section (a)(2) of Item 14 above.

- -----------------------
* Management contract or compensatory plan or arrangement identified pursuant to Item 14(a) of this Form 10-K.

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

                               SEALY CORPORATION

     SIGNATURE                                     TITLE
     ---------                                     -----
By:  /s/  Lyman M. Beggs                Chairman, President and
     -------------------                Chief Executive Officer
          Lyman M. Beggs                (Principal Executive Officer)


Date: February 28, 1995


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


/s/  Jesse E. Hogan             Senior Vice President and     February 28, 1995
- -----------------------         Chief Financial Officer
     Jesse E. Hogan             (Principal Financial and
                                Accounting Officer)


/s/  Samuel Zell                Director                      February 28, 1995
- -----------------------
     Samuel Zell

/s/  David M. Schulte           Director                      February 28, 1995
- -----------------------
     David M. Schulte

/s/  Joel S. Friedland          Director                      February 28, 1995
- -----------------------
     Joel S. Friedland

/s/  George L. Davis            Director                      February 20, 1995
- -----------------------
     George L. Davis

/s/  Steven R. Fenster          Director                      February 28, 1995
- -----------------------
     Steven R. Fenster

/s/  Christie A. Hefner         Director                      February 28, 1995
- -----------------------
     Christie A. Hefner

/s/  James W. Johnston          Director                      February 28, 1995
- -----------------------
     James W. Johnston

/s/  Rolf H. Towe               Director                      February 28, 1995
- -----------------------
     Rolf H. Towe

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   SCHEDULE

                        YEAR ENDED NOVEMBER 30, 1994,
    TEN MONTHS ENDED NOVEMBER 30, 1993, TWO MONTHS ENDED JANUARY 31,1993,
                         YEAR ENDED NOVEMBER 30, 1992


                 FORMING A PART OF ANNUAL REPORT PURSUANT TO
                     THE SECURITIES EXCHANGE ACT OF 1934

                                  FORM 10-K

                                      OF

                              SEALY CORPORATION

                               SEALY CORPORATION

                      SCHEDULE VIII -- VALUATION ACCOUNTS



===================================================================================================================
                    COL. A                              COL. B            COL. C           COL. D            COL. E
- --------------------------------------------------------------------------------------------------------------------
                                                       BALANCE AT                                            BALANCE
                                                        BEGINNING                                            END OF
                DESCRIPTION                            OF PERIOD         ADDITIONS       DEDUCTIONS          PERIOD
- --------------------------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

SUCCESSOR
Fiscal year ended November 30, 1994:
    Allowance for doubtful accounts
      receivable                                         $  7,650           $1,625           $1,501           $7,774
Ten months ended November 30, 1993:
    Allowance for doubtful accounts
      receivable                                         $  9,683           $1,354           $3,387           $7,650

PRE-SUCCESSOR
Two months ended January 31, 1993:
    Allowance for doubtful accounts
      receivable                                         $  9,438              265               20            9,683
Fiscal year ended November 30, 1992:
    Allowance for doubtful accounts
      receivable                                          $13,091            3,662            7,315            9,438