Form 10-Q
period 1995-02-28
SEALY CORP
filed 1995-04-12
CIK 748015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarter ended  February 28, 1995      Commission file number 1-8738
                        -------------------                            ------

                             SEALY CORPORATION  *
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                      36-3284147
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


               520 PIKE STREET
              SEATTLE, WASHINGTON                                   98101
   ----------------------------------------                       ----------
   (Address of principal executive offices)*                      (Zip Code)


     Registrant's telephone number, including area code   (206) 625-1233
                                                         ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X          No
                                         -----           -----


The number of shares of the registrant's common stock outstanding as of March 31, 1995 was 29,439,580.
- --------------      ----------




* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

================================================================================

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

Item 1 - Financial Statements

                               SEALY CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF  EARNINGS (NOTE A)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                THREE MONTHS          THREE MONTHS
                                                                                    ENDED                ENDED
                                                                                 FEBRUARY 28,          FEBRUARY 28,
                                                                                    1995                  1994
                                                                             ------------------    ------------------
                           Net Sales                                              $149,895              $155,607
                                                                                  --------              --------


                           Cost and expenses:
                              Cost of goods sold                                    83,151                82,333
                              Selling, general and administrative                   53,532                51,552
                              Amortization of intangibles                            3,515                 3,515

                              Interest expense, net                                  7,939                 8,576
                                                                                  --------             ---------
                                                                                   148,137               145,976
                                                                                   -------               -------

                                        Income before income tax                     1,758                 9,631

                           Income tax                                                1,974                 4,486
                                                                                  --------               -------
                                        Net income (loss)                        $    (216)              $ 5,145
                                                                                 ==========              =======

                           Earnings (loss) per common share                      $   (0.01)              $   .17


                           Weighted average number of common
                              shares and equivalents outstanding
                              during period                                         30,971                30,553



          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                        FEBRUARY 28,        NOVEMBER 30,
                                                                                           1995                 1994
                                                                                    ------------------   -----------------
                      ASSETS


                      Current assets:
                         Cash Equivalents                                                 $20,747            $ 21,309
                         Accounts receivable, less allowance for doubtful
                            accounts ( 1995 - $8,072; 1994 - $7,774)                       78,918              78,313
                         Inventories (Note B)                                              46,192              42,623

                         Prepaid expenses and deferred taxes                               19,442              18,470
                                                                                         --------            --------
                                                                                          165,299             160,715

                      Property, plant and equipment - at cost                             155,612             157,388

                         Less accumulated depreciation                                     18,406              16,308
                                                                                         --------            --------
                                                                                          137,206             141,080

                      Other assets:

                         Goodwill and other intangibles - net of
                            accumulated amortization
                            (1995 - $29,355; 1994 - $25,840)                              489,875             493,390
                         Debt issuance costs and other assets                              13,898              15,464
                                                                                         --------            --------
                                                                                          503,773             508,854

                                                                                         --------            --------
                                                                                         $806,278            $810,649
                                                                                         ========            ========




          See accompanying notes to consolidated financial statements.


                               SEALY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                        FEBRUARY 28,        NOVEMBER 30,
                                                                                            1995                1994
                                                                                     ------------------  -----------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                      Current liabilities:
                         Current portion - long-term obligations                           $  10,109         $  20,361
                         Accounts payable                                                     27,513            28,113
                         Accrued interest payable                                              7,648             2,482

                         Accrued plant consolidation                                           2,605             2,488
                         Other accrued expenses                                               51,735            54,744
                                                                                             -------           -------
                                                                                              99,610           108,188


                      Long-term obligations (Note C)                                         332,008           329,528
                      Other noncurrent liabilities                                            28,770            29,605
                      Deferred income taxes                                                   23,145            21,095


                      Stockholders' equity:
                         Common stock                                                            294               294
                         Additional paid-in capital                                          270,768           269,229
                         Retained earnings                                                    53,701            53,917
                         Foreign currency translation adjustment                              (2,018)           (1,207)
                                                                                           ---------         ---------

                                                                                             322,745           322,233
                      Commitments and contingencies (Note D)                                     --               --
                                                                                           ---------         ---------

                                                                                            $806,278          $810,649
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

                               SEALY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                       THREE MONTHS         THREE MONTHS
                                                                                           ENDED               ENDED
                                                                                       FEBRUARY 28,         FEBRUARY 28,
                                                                                           1995                1994
                                                                                    ------------------   -----------------
                      Net cash provided by operating activities                        $ 5,742                $10,783
                                                                                       -------                -------


                      Net cash provided by (used in) investing activities:
                         Property, plant and equipment, net                              1,468                 (1,311)
                                                                                       -------                -------

                      Net cash used for financing activities:
                         Repayment of long-term obligations, net                        (7,772)                (5,422)
                                                                                       -------                -------


                      Change in cash and equivalents                                      (562)                 4,050

                      Cash and equivalents:
                         Beginning of period                                            21,309                 20,919
                                                                                       -------                -------

                         End of period                                                 $20,747                $24,969
                                                                                       =======                =======


                      Supplemental disclosures:
                      -------------------------


                         Taxes paid, net                                              $  1,558               $  1,402

                         Interest paid                                                $  2,519               $  3,541




          See accompanying notes to consolidated financial statements.

                              SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994

================================================================================

NOTE A -- BASIS OF PRESENTATION

   This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1994.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at February 28, 1995, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature. The November 30, 1994 condensed consolidated balance sheet included herein is derived from the audited consolidated balance sheet as of November 30, 1994.


NOTE B -- INVENTORIES

   The major components of inventories were as follows:


                                                                   FEBRUARY 28,              NOVEMBER 30,
                                                                      1995                      1994
                                                               ------------------        ------------------
                                                                               (IN THOUSANDS)
                                     Raw materials                    $36,143                   $33,471
                                     Work in process                    3,517                     3,203
                                     Finished goods                     6,532                     5,949
                                                                      -------                   -------


                                                                     $ 46,192                  $ 42,623
                                                                     ========                  ========

                              SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
================================================================================

NOTE C -- LONG-TERM OBLIGATIONS


                                                                              FEBRUARY 28,             NOVEMBER 30,
                                                                                 1995                      1994
                                                                           ------------------       -----------------
                                                                                           (IN THOUSANDS)
                           Secured Credit Agreement:
                              Revolving Credit Facility                          $  16,000            $   14,000
                              Term Loan Facility                                   120,000               130,000
                           9 1/2% Senior Subordinated Notes Due 2003               200,000               200,000
                           Other                                                     6,117                 5,889
                                                                                 ---------             ---------
                                                                                   342,117               349,889

                           Less current portion                                     10,109                20,361
                                                                                 ---------            ---------
                                                                                 $ 332,008              $329,528
                                                                                 =========              ========


         The Secured Credit Agreement provides for loans of up to $245 million, as of February 28, 1995 and consists of the $125 million Revolving Credit Facility and the $120 million Term Loan Facility. The Revolving Credit Facility provides for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

         The Term Loan Facility is a $120 million term loan, as of February 28, 1995 with a final maturity of November 30, 1999 and amortizes in even fiscal quarterly principal payments aggregating $20 million in the fiscal year ending November 30, 1995, $25 million in each of the fiscal years ending November 30, 1996 and 1997, and $30 million in each of the fiscal years ending November 30, 1998 and 1999.

         Under terms of the Secured Credit Agreement, the Company is initially obligated to pay a commitment fee rate of 0.375% per annum on the unused portion of the Revolving Credit Facility. The fee, which is payable quarterly in arrears, is reduced or increased depending on certain financial ratios. Two separate interest rate options exist under the Secured Credit Agreement and are available to the Company at its option as follows:

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

         During the three months ended February 28, 1995, the maximum amount outstanding under the revolving Credit Facility, excluding Letters of Credit, was $21 million. At February 28, 1995, the Company had approximately $97 million available under the Revolving Credit Facility, with $16 million outstanding and Letters of Credit issued totaling approximately $12 million.

                              SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994

================================================================================

         All obligations of the Company under the Secured Credit Agreement are jointly and severally guaranteed by each direct and indirect domestic subsidiary of the Company and secured by first priority liens on and security interests in substantially all of the assets of the Company and its domestic subsidiaries and by first priority pledges of substantially all of the capital stock of most of the subsidiaries of the Company.

NOTE D -- CONTINGENCIES

         In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP") pursuant to which the Company and such subsidiary agreed to conduct soil and ground water sampling to determine the extent of environmental contamination found at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes was a source of any of the contaminants found to exist above regulatorily acceptable levels in the groundwater. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for the investigation and any necessary clean-up plan approved by the DEP under the terms of the ACO. In March 1994, the Company filed a claim in the U.S. District Court for the district of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs.

         In March 1995, the DEP approved the Company's soil and groundwater remediation plans, which include ongoing monitoring by the Company and, depending upon the results of such monitoring, the possible installation of a drainage barrier and containment wall. While the Company cannot predict the ultimate timing or cost to remediate this facility based on facts currently known, management presently believes the previously established accrual for site investigation and remediation costs is adequate to cover the Company's probable liability. If additional remediation is required, however, such as the installation of a drainage barrier and containment wall, management estimates it could cost the Company up to an additional $3 million. Management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

NOTE E -- RESTRUCTURING

         Subsequent to February 28, 1995, management of the Company committed to a formal plan to cease its unprofitable upholstery operations, which manufactured convertible sleep sofas, although Sealy brand sleep sofas will continue to be manufactured by a licensee. These operations contributed net sales of $2.2 million and $3.7 million to the Company for the three months ended February 28, 1995 and 1994, respectively, and had net losses of $0.8 million and $0.5 million for the same periods. The fiscal 1994 net sales and net loss for this product line were approximately $13.3 million and $2.5 million, respectively. Management expects to incur charges of approximately $4 million in the second quarter as a result of the division's operating losses and costs associated with its closing.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994

         NET SALES. Net sales decreased $5.7 million (3.7%) for the three months ended February 28, 1995, as compared to the first quarter of fiscal 1994. The Company's sales decrease was due primarily to a 7.6% (or $10.6 million) decline in conventional bedding unit shipments, offset partially by a 3.6% ($4.7 million) increase in the average unit selling price. Decreased shipments of lower priced promotional and private label bedding units accounted for all of the decrease in unit shipments. The decrease in shipments of private label bedding resulted primarily from the Company's cessation of production of private label bedding for Sears, Roebuck & Co. ("Sears") during the third quarter of the fiscal year ending November 30, 1994. Historically, private label bedding has accounted for a significant percentage of the Company's net sales. The focus of the Company's marketing emphasis has shifted to building upon its strong consumer brand recognition and preference, however. Consequently, private label products will account for a lower percentage of Sealy's net sales during future periods.

         Sales of products other than conventional bedding represented approximately 11% of net sales for the three months ended February 28, 1995. Increased sales of wood bedroom furniture products were offset by a reduction in sales of sofa products. (See Note E to financials.)

         COST OF GOODS SOLD. As a percentage of net sales, cost of goods sold for the three months ended February 28, 1995 increased 2.6 percentage points
to 55.5% due primarily to continued rising material  costs.   In March 1995,
the Company introduced a new line of Sealy Posturepedic and Comfort Series brand products. Based upon its historical experience, the Company believes that the new lines will result in improved gross margins subsequent to their introduction. However, there can be no assurance that margins will improve.

         SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative expenses, as a percentage of net sales, increased 2.6 percentage points ($2.0 million) over the level recognized during the first quarter of fiscal 1994. This increase is the result of a $2.2 million increase in marketing spending reflecting the Company's focus on building brand recognition and driving consumer brand preference.

         For the three months ended February 28, 1995, the Company incurred non-cash charges of $1.5 million in connection with the Performance Share Plan ("the Plan") pursuant to which certain members of management were granted performance share units, each representing the right to receive, after November 30, 1996, up to one share of the Company to the extent the Company meets defined cumulative cash flow targets over a five-year period. So long as the Plan is in effect, the Company is expected to incur additional non-cash charges in future years, based on (a) the fair market value of such Shares, (b) the number of performance share units outstanding, and (c) management's estimate of cumulative cash flow during the measurement period. In addition, the amount of non-cash compensation expense recorded in the future will be adjusted to give cumulative effect to any change in the expense recorded in prior reporting periods resulting from (I) subsequent increases of decreases in the fair value of the Shares and/or in the number of performance share units outstanding since such reporting period, and (ii) any change in management's estimate of its ability to achieve the defined cumulative cash flow targets.

         INTEREST EXPENSE.   Interest expense, net of interest income,
decreased $0.6 million from that incurred during the first quarter of 1994 primarily due to a net reduction of approximately $59 million in total indebtedness.

         INCOME TAX. During the first quarter of Fiscal 1995, the Company's provision for income taxes was approximately $2.0 million compared to approximately $4.5 million during the first quarter of fiscal 1994. The lower level of income before income taxes in the first quarter of fiscal 1995 accounted for the decrease. The Company's effective income tax rates differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. As a result of these factors, the Company's income tax expense exceeded its pre-tax income during the period.

         NET LOSS. For the reasons set forth above, the Company incurred a loss of $0.2 million for the three months ended February 28, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended February 28, 1995, the Company's principal source of funds consisted of cash flow from operating activities and proceeds from the disposal of property, plant, and equipment in the normal course of business. Its principal use of funds consisted of payments of principal, interest, and capital expenditures. Capital expenditures totaled $2.5 million for the three months ended February 28, 1995. Management believes that annual capital expenditure limitations in its Secured Credit Agreement will not significantly inhibit the Company from meeting its ongoing operating needs. At February 28, 1995, the Company had approximately $97 million available under its Revolving Credit Facility with $16 million outstanding and
Letters of Credit issued totaling approximately $12 million.   At February 28,
1995, the weighted average interest rate on the Revolving Credit Facility was 7.3% and on the Term Loan Facility was 7.4%.

         Subsequent to February 28, 1995, management of the Company committed to a formal plan to cease its unprofitable upholstery operations, which manufactured convertible sleep sofas, although Sealy brand sleep sofas will continue to be manufactured by a licensee. These operations contributed net sales of $2.2 million and $3.7 million to the Company for the three months ended February 28, 1995 and 1994, respectively, and had net losses of $0.8 million and $0.5 million for the same periods. The fiscal 1994 net sales and net loss for this product line were approximately $13.3 million and $2.5 million, respectively. Management expects to incur charges of approximately $4 million in the second quarter as a result of the division's operating losses and costs associated with its closing.

         Management believes that the Company will have the necessary liquidity for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indenture, environmental liabilities, and for other needs required to manage its business, through cash flow from operations, and availability under the Revolving Credit Facility.

                         PART II.    OTHER INFORMATION
                         -----------------------------


Item 1.  Legal Proceedings

         See Note D to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 5 - Other Information

         The Company issued a press release on February 28, 1995 announcing that the Company intends to file a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of the Company's Common Stock. The size and timing of the proposed offering had not been determined. However, the offering was expected to occur during May-July 1995. Subsequently, on March 30, 1995, the Company announced that it will postpone the planned filing of the registration statement with the Securities and Exchange Commission in connection with the proposed offering. A decision regarding the future timing of the filing of a registration statement will be based upon the then existing market conditions.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:

         (27) Financial Data Schedule.


     (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

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


                               SEALY CORPORATION






           Signature                                                           Title
           ---------                                                           -----

 By:  /s/ Lyman M.  Beggs                       Chairman, President and Chief Executive Officer
      ------------------------                  (Principal Executive Officer)
        Lyman M.  Beggs



By:   /s/ Jesse E.  Hogan                       Senior Vice President and Chief Financial Officer
      ------------------------                  (Principal Accounting Officer)
        Jesse E. Hogan





Date:  April 10, 1995
