Form 10-Q
period 1995-05-31
SEALY CORP
filed 1995-07-17
CIK 748015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                   of 1934.

   For the quarter ended  May 31, 1995        Commission file number 1-8738
                         -------------                               -------

                               SEALY CORPORATION  *
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        36-3284147
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          520 PIKE STREET
         SEATTLE, WASHINGTON                                  98101
- ----------------------------------------               ------------------------
(Address of principal executive offices)*                   (Zip Code)


     Registrant's telephone number, including area code   (206) 625-1233
                                                        -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X          No
                                        -----------      ------------


The number of shares of the registrant's common stock outstanding as of June 30, 1995 was 29,441,080.
- -------------     ----------




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


                                                                                 Three Months          Three Months
                                                                                   Ended                 Ended
                                                                                   May 31,               May 31,
                                                                                    1995                  1994
                                                                              ---------------      ----------------
                           Net Sales                                              $153,189             $ 176,751
                                                                                ----------            ----------


                           Cost and expenses:
                              Cost of goods sold                                    86,019                94,201
                              Selling, general and administrative                   46,933                54,865
                              Amortization of intangibles                            3,514                 3,514
                              Interest expense, net                                  7,925                 9,233

                                                                                ----------            ----------
                                                                                   144,391               161,813
                                                                                ----------            ----------

                              Income before income tax                               8,798                14,938
                           Income tax                                                4,063                 6,326
                                                                                ----------            ----------

                                   Net income                                     $  4,735             $   8,612
                                                                                ==========            ==========

                           Earnings per common share                              $    .15             $     .28


                           Weighted average number of
                             common shares and equivalents
                             outstanding during period                              30,666                30,609





          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (NOTE A)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                  Six Months            Six Months
                                                                                    Ended                 Ended
                                                                                   May 31,               May 31,
                                                                                    1995                  1994
                                                                               -------------          ------------
                           Net Sales                                              $303,084              $332,358
                                                                                  --------              --------


                           Cost and expenses:
                              Cost of goods sold                                   169,170               176,534
                              Selling, general and administrative                  100,465               106,417
                              Amortization of intangibles                            7,029                 7,029

                              Interest expense, net                                 15,864                17,809
                                                                                  ---------            ---------
                                                                                   292,528               307,789
                                                                                  --------              --------

                                   Income before income tax                         10,556                24,569

                           Income tax                                                6,037                10,812
                                                                                  --------              --------
                                   Net income                                     $  4,519              $ 13,757
                                                                                  ========              ========

                           Earnings per common share                              $    .15              $    .45


                           Weighted average number of
                             common shares and equivalents
                             outstanding during period                             30,818                 30,581





          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                  (UNAUDITED)


                                                                                          May 31,             November 30,
                                                                                           1995                1994
                                                                                    ------------------    ----------------
                      ASSETS
                      Current assets:
                         Cash equivalents                                                $ 25,194            $ 21,309
                         Accounts receivable, less allowance for doubtful
                            accounts ( 1995 - $8,602; 1994 - $7,774)                       72,711              78,313
                         Inventories (Note B)                                              47,238              42,623

                         Prepaid expenses and deferred taxes                               20,399              18,470
                                                                                         --------            --------
                                                                                          165,542             160,715

                      Property, plant and equipment - at cost                             158,684             157,388

                      Less:  accumulated depreciation                                      20,873              16,308
                                                                                         --------            --------
                                                                                          137,811             141,080

                      Other assets:

                         Goodwill and other intangibles - net of
                            accumulated amortization
                            (1995 - $32,841; 1994 - $25,840)                              486,388             493,390
                         Debt issuance costs and other assets                              16,374              15,464
                                                                                         --------            --------
                                                                                          502,762             508,854


                                                                                         $806,115            $810,649
                                                                                         ========            ========





          See accompanying notes to consolidated financial statements.

                              SEALY CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)



                                                                                           May 31,          November 30,
                                                                                            1995               1994
                                                                                     ------------------      -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      Current liabilities:
                         Current portion - long-term obligations                           $  15,457         $  20,361
                         Accounts payable                                                     24,787            28,113
                         Accrued interest payable                                              1,900             2,482
                         Accrued plant consolidation                                           3,998             2,488
                         Other accrued expenses                                               58,312            54,744
                                                                                           ---------         ---------
                                                                                             104,454           108,188


                      Long-term obligations (Note C)                                         327,441           329,528
                      Other noncurrent liabilities                                            30,114            29,605
                      Deferred income taxes                                                   20,777            21,095


                      Stockholders' equity:
                         Common stock                                                            294               294
                         Additional paid-in capital                                          266,010           269,229
                         Retained earnings                                                    58,436            53,917
                         Foreign currency translation adjustment                              (1,411)           (1,207)
                                                                                          ----------        ----------

                                                                                             323,329           322,233
                      Commitments and contingencies (Note D)                                      --                --
                                                                                          -----------       -----------


                                                                                            $806,115          $810,649
                                                                                           ==========         =========





          See accompanying notes to consolidated financial statements.

                              SEALY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)



                                                                                         Six Months          Six Months
                                                                                           Ended               Ended
                                                                                          May 31,             May 31,
                                                                                           1995                 1994
                                                                                    ------------------   -----------------

                      Net cash provided by operating activities                          $15,478             $17,856


                      Net cash provided by (used in) investing activities:
                         Property, plant and equipment, net                               (4,602)             (2,011)

                      Net cash used for financing activities:
                         Repayment of long-term obligations, net                          (6,990)            (17,797)
                                                                                         --------            --------


                      Change in cash and equivalents                                       3,886              (1,952)

                      Cash and equivalents:
                         Beginning of period                                              21,309              20,919
                                                                                         --------            --------

                         End of period                                                   $25,195             $18,967
                                                                                         ========            ========


                      Supplemental disclosures:
                      -------------------------


                         Taxes paid, net                                                 $ 3,557             $ 2,813

                         Interest paid                                                   $14,782             $18,382





          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED MAY 31, 1995 AND 1994
================================================================================

NOTE A -- BASIS OF PRESENTATION

   This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1994.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at May 31, 1995, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature. The November 30, 1994 condensed consolidated balance sheet included herein is derived from the audited consolidated balance sheet as of November 30, 1994.

   Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE B -- INVENTORIES

   The major components of inventories were as follows:


                                                                     May 31,                  November 30,
                                                                      1995                      1994
                                                               ------------------         -----------------
                                                                               (IN THOUSANDS)

                                     Raw materials                    $38,415                   $34,081
                                     Work in process                    3,399                     3,243
                                     Finished goods                     5,424                     5,298
                                                                     --------                  --------


                                                                      $47,238                   $42,623
                                                                      =======                   =======

                              SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MAY 31, 1995 AND 1994
================================================================================

NOTE C -- LONG-TERM OBLIGATIONS


                                                                         May 31,               November 30,
                                                                          1995                     1994
                                                                   ------------------       -----------------
                                                                                 (IN THOUSANDS)

                  Secured Credit Agreement:
                      Revolving Credit Facility                           $ 17,000              $ 14,000
                      Term Loan Facility                                   120,000               130,000
                   9 1/2% Senior Subordinated Notes Due 2003               200,000               200,000
                   Other                                                     5,898                 5,889
                                                                         ---------             ---------
                                                                           342,898               349,889
                   Less current portion                                     15,457                20,361
                                                                         ---------             ---------
                                                                          $327,441              $329,528
                                                                          ========              ========


         The Secured Credit Agreement provides for loans of up to $245 million, as of May 31, 1995 and consists of the $125 million Revolving Credit Facility and the $120 million Term Loan Facility. The Revolving Credit Facility provides for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

         The Term Loan Facility is a $120 million term loan, as of May 31, 1995 with a final maturity of November 30, 1999 and amortizes in fiscal quarterly principal payments aggregating $10 million for the remainder of fiscal year ending November 30, 1995, $25 million in each of the fiscal years ending November 30, 1996 and 1997, and $30 million in each of the fiscal years ending November 30, 1998 and 1999.

         Under terms of the Secured Credit Agreement, the Company is obligated to pay a commitment fee rate of 0.375% per annum on the unused portion of the Revolving Credit Facility. The fee, which is payable quarterly in arrears, is reduced or increased depending on certain financial ratios. Two separate interest rate options exist under the Secured Credit Agreement and are available to the Company at its option as follows:

         (a)     A Floating Rate which is the greater of

                 (i)     A Corporate Base Rate plus a margin, if applicable, or
                 (ii) A Federal Funds Rate plus 0.25% plus a margin, if applicable, or

         (b)     A Eurodollar Rate plus an applicable margin.

         The applicable margin is zero for the Floating Rate option and 1.00% for the Eurodollar Rate option. The applicable margin is reduced or increased depending on certain financial ratios.

         During the six months ended May 31, 1995, the maximum amount outstanding under the revolving Credit Facility, excluding Letters of Credit, was $21 million. At May 31, 1995, the Company had approximately $96 million available under the Revolving Credit Facility, with $17 million outstanding and Letters of Credit issued totaling approximately $12 million.

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED MAY 31, 1995 AND 1994
================================================================================

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

         In March, 1995, the DEP approved the Company's soil/remediation plans and in June, 1995, the Company's groundwater remediation plans, which include additional monitoring by the Company and, depending upon the results of such monitoring, the possible installation of a groundwater containment system. While the Company cannot predict the ultimate timing or cost to remediate this facility based on facts currently known, management believes the previously established accrual for site investigation and remediation costs is adequate to cover the Company's probable liability. If additional remediation is required, however, such as the installation of a groundwater containment system, management estimates it could cost the Company up to an additional $3 million. Management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

NOTE E -- RESTRUCTURING

         In March, 1995, management of the Company committed to a formal plan to cease its unprofitable upholstery operations, which manufactured convertible sleep sofas. Sealy brand sleep sofas will continue, however, to be manufactured by a licensee. A charge of $3.2 million was recorded in the second quarter for costs associated with closing this division. $2.7 million was recorded in selling, general and administrative expenses, while $.5 was recorded in cost of goods sold for future warranty claims. These operations contributed net sales of $1.1 million and $3.9 million to the Company for the three months ended May 31, 1995 and 1994, respectively, and net sales of $3.3 million and $7.6 million for the six months ended May 31, 1995 and 1994, respectively. Net losses incurred by these operations were $1.7 million ($.05 per share) and $1.0 million ($.03 per share) for the three months ended May 31, 1995 and 1994, respectively, and $2.0 million ($.06 per share) and $1.3 million ($.04 per share) for the six months ended May 31, 1995 and 1994, respectively. The fiscal 1994 net sales and net loss for this product line were approximately $13.3 million and $1.4 million ($.04 per share), respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1995 AND 1994

         NET SALES   Net sales decreased $23.6 million (13.3%) for the three
months ended May 31, 1995, as compared to the second quarter of fiscal 1994. The decrease is attributable to a $20.7 million decrease in conventional bedding sales and a $2.9 million decrease in sofa products.

         The bedding sales decrease was due primarily to a 20.8% (or $33.0 million) decline in conventional bedding unit shipments, offset partially by a 9.8%, or $12.3 million, increase in the average unit selling price. The slowdown in consumer durable goods purchases that occurred in the first and second quarters of the calendar year and the loss of product placements at low retail price points were responsible for the decrease in sales of the Company's branded bedding units ($21.8 million). Decreased shipments of lower priced promotional and private label bedding units, primarily attributable to the loss of the Sears, Roebuck & Co. ("Sears") private label business, accounted for the remainder of the volume decrease ($11.2 million).

         Sofa sales decreased $2.9 million due to the Company's decision to close this business. (See Note E to financial statements).

         COST OF GOODS SOLD   As a percentage of net sales, cost of goods sold
for the three months ended May 31, 1995 increased 2.9 percentage points to 56.2%. Rising material costs accounted for 1.1 percentage points of the increase. Due to lower volume, manufacturing costs as a percent of net sales increased 1.5 percentage points for the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994.

         SELLING, GENERAL, AND ADMINISTRATIVE   Selling, general, and
administrative expenses, as a percentage of net sales, decreased 0.4 percentage points ($7.9 million) over the level recognized during the second quarter of fiscal 1994. This decrease is due primarily to a $1.0 million decrease in Performance Share Plan expense and a $4.6 million reversal to previous plan
expense.     The changes in Performance Share Plan expense were due to a revised estimate of the plan's value. A description of the Performance Share Plan is provided in the Company's Form 10-K for the year ended November 30, 1994. Other significant changes to selling, general and administrative expenses include a $2.7 million restructuring charge for the upholstery operations (see Note E to financial statements) and a $2.5 million decrease in advertising and promotion expenses. Advertising and promotion expenses as a percentage of net sales have increased slightly, while absolute spending declined.

         INTEREST EXPENSE   Interest expense, net of interest income, decreased
$1.3 million from that incurred during the second quarter of fiscal 1994, primarily due to reductions in total indebtedness. Compared to May 31, 1994, outstanding debt declined approximately $46 million to $343 million.

         INCOME TAX   The Company's effective income tax rate differs from the
Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1995 is approximately 57.2% compared to 48.0% for fiscal year 1994.

         NET INCOME   For the reasons set forth above, the Company recorded net
income of $4.7 million for the three months ended May 31, 1995 versus $8.6 million for the comparable period in 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED MAY 31, 1995 AND 1994

         NET SALES   Net sales decreased $29.3 million (8.8%) for the six
months ended May 31, 1995, as compared to the six months ended May 31, 1994. The decrease is attributable to a $26.6 million decrease in conventional bedding sales and a $2.7 million decrease in other products.

         The bedding sales decrease was due primarily to a 14.7% (or $43.7 million) decline in conventional bedding unit shipments, offset partially by a 6.7%, or $17.1 million increase in the average unit selling price. The slowdown in consumer durable goods purchases that occurred in the first and second quarters of the calendar year and the loss of product placements at low retail price points were responsible for the decrease in sales of the Company's branded bedding units ($24.9 million). Decreased shipments of lower priced promotional and private label bedding units, primarily attributable to the loss of the Sears private label business, accounted for the remainder of the volume decrease ($18.8 million).

         Sales of products other than conventional bedding represented approximately 11% of net sales for the six months ended May 31, 1995. Lower sofa sales of $4.3 million (see Note E to financial statements) were partially offset by a $1.6 million increase in sales of wood bedroom furniture products.

         COST OF GOODS SOLD   As a percentage of net sales, cost of goods sold
for the six months ended May 31, 1995 increased 2.7 percentage points to 55.8%. Rising material costs accounted for 1.3 percentage points of the increase. Due to lower volume, manufacturing costs as a percent of net sales increased 1.2 percentage points.

         SELLING, GENERAL, AND ADMINISTRATIVE   For the six months ended May 31,
1995, selling, general, and administrative expenses decreased $6.0 million, as compared to the six months ended May 31, 1994. This decrease is due primarily to a $2.1 million decrease in Performance Share Plan expense and a $3.1 million reversal to previous plan expense. The total change in Performance
Share Plan expense is due to a revised estimate of the plan's value. A description of the Performance Share Plan is provided in the Company's Form
10-K for the year ended November 30, 1994. Other selling, general, and administrative expenses decreased $3.5 million primarily as a result of a prior year sales force reduction, lower administrative costs due to prior year plant closings and lower incentive compensation expense. Partially offsetting the decreases in selling, general, and administrative expenses was a $2.7 million restructuring charge for the upholstery operations (see Note E to financial statements).

         INTEREST EXPENSE   Interest expense, net of interest income, decreased
$1.9 million from that incurred during the six months ended May 31, 1994, primarily due to reductions in total indebtedness. Compared to May 31, 1994, outstanding debt declined approximately $46 million to $343 million.

         INCOME TAX   The Company's effective income tax rate differs from the
Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1995 is approximately 57.2% compared to 48.0% for fiscal year 1994.

         NET INCOME. For the reasons set forth above, the Company recorded net income of $4.5 million for the six months ended May 31, 1995 versus $13.8 million for the comparable period in 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended May 31, 1995, the Company's principal source of funds consisted of cash flow from operating activities of $15.5 million. Its principal use of funds consisted of payments of principal, interest, and capital expenditures. Capital expenditures totaled $6.2 million for the six months ended May 31, 1995. Management believes that annual capital expenditure limitations in its Secured Credit Agreement will not significantly inhibit the Company from meeting its ongoing operating needs. At May 31, 1995, the Company had approximately $96 million available under its Revolving Credit Facility with $17 million outstanding and Letters of Credit issued totaling approximately $12 million. At May 31, 1995, the weighted average interest rate on the Revolving Credit Facility was 8.1% and on the Term Loan Facility was 7.2%.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------

Item 1.  Legal Proceedings

         See Note D to the Condensed Consolidated Financial Statements, Part I,
         Item 1 included herein.

Item 5.  Other Information

         The Company issued a press release on February 28, 1995 announcing that the Company intended to file a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of the Company's Common Stock. The size and timing of the proposed offering had not been determined. Subsequently, on March 30, 1995, the Company announced that it would postpone the planned filing of the registration statement with the Securities and Exchange Commission in connection with the proposed offering.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (27)                   Financial Data Schedule.

         (b)  Reports on Form 8-K:

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


                               SEALY CORPORATION



                  Signature                                                           Title
                  ---------                                                           -----
By:    /s/ Lyman M.  Beggs                                           Chairman, President and Chief Executive Officer
      ---------------------------------------------
             Lyman M.  Beggs                                         (Principal Executive Officer)



By:    /s/ Jesse E.  Hogan                                           Senior Vice President and Chief Financial Officer
      -----------------------------------------------
             Jesse E.  Hogan                                         (Principal Accounting Officer)





Date:  July 17, 1995