Form 10-Q
period 1995-08-31
SEALY CORP
filed 1995-10-16
CIK 748015

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:    August 31, 1995
                                           ---------------
                                      OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to __________________
        Commission file number 1-8738
                               ------

                             SEALY CORPORATION  *
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  DELAWARE                                 36-3284147
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)



      520 PIKE STREET, SEATTLE, WASHINGTON                        98101
    -----------------------------------------                   ----------
    (Address of principal executive offices)*                   (Zip Code)


     Registrant's telephone number, including area code   (206) 625-1233
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                          ---         ---

The number of shares of the registrant's common stock outstanding as of October 10, 1995 was 29,441,080.
----------------     ----------

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

                                                 PART I.    FINANCIAL INFORMATION
                                                 --------------------------------

Item 1 - Financial Statements

                                                         SEALY CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            (UNAUDITED)


                                                                                THREE MONTHS          THREE MONTHS
                                                                                   ENDED                  ENDED
                                                                                  AUGUST 31,            AUGUST 31,
                                                                                    1995                   1994
                                                                               --------------         -------------
                           Net Sales                                              $179,880              $193,624
                                                                                  --------              --------


                           Cost and expenses:
                              Cost of goods sold                                    96,032               102,206
                              Selling, general and administrative                   53,005                57,634
                              Amortization of intangibles                            3,515                 3,517

                              Interest expense, net                                  8,094                 7,776
                                                                                ----------            ----------
                                                                                   160,646               171,133
                                                                                  --------              --------

                                Income before income tax                            19,234                22,491
                           Income tax                                               11,003                 9,029
                                                                                 ---------           -----------

                                Net income                                       $   8,231             $  13,462
                                                                                 =========             =========

                           Earnings per common share                             $     .27             $     .44


                           Weighted average number of
                             common shares and equivalents
                             outstanding during period                              30,499                 30,768




          See accompanying notes to condensed consolidated financial statements.


                                                         SEALY CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            (UNAUDITED)


                                                                                 NINE MONTHS          NINE MONTHS
                                                                                   ENDED                 ENDED
                                                                                  AUGUST 31,           AUGUST 31,
                                                                                    1995                 1994
                                                                                ------------         ------------
                           Net Sales                                              $482,964              $525,982
                                                                                  --------              --------

                           Cost and expenses:
                              Cost of goods sold                                   265,202               278,740
                              Selling, general and administrative                  153,470               164,051
                              Amortization of intangibles                           10,544                10,546
                              Interest expense, net                                 23,958                25,585
                                                                                 ---------             ---------
                                                                                   453,174               478,922
                                                                                 ---------             ---------
                                Income before income tax                            29,790                47,060
                           Income tax                                               17,040                19,841
                                                                                 ---------             ---------
                                Net income                                       $  12,750             $  27,219
                                                                                 =========             =========

                           Earnings per common share                             $     .42             $     .89


                           Weighted average number of
                             common shares and equivalents
                             outstanding during period                              30,712                 30,642




          See accompanying notes to condensed consolidated financial statements.



                                                         SEALY CORPORATION

                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          (IN THOUSANDS)

                                                            (UNAUDITED)


                                                                                         AUGUST 31,           NOVEMBER 30,
                                                                                           1995                   1994
                                                                                         ----------           ------------
                      ASSETS
                      Current assets:
                         Cash and cash equivalents                                     $    2,256            $ 21,309
                         Accounts receivable, less allowance for doubtful
                            accounts ( 1995 -  $9,395;  1994 - $7,774)                     88,956              78,313
                         Inventories                                                       39,853              42,623
                         Prepaid expenses and deferred taxes                               19,705              18,470
                                                                                         --------            --------
                                                                                          150,770             160,715

                      Property, plant and equipment - at cost                             159,185             157,388
                      Less:  accumulated depreciation                                      23,146              16,308
                                                                                         --------            --------
                                                                                          136,039             141,080
                      Other assets:
                         Goodwill and other intangibles - net of
                            accumulated amortization
                            (1995 - $36,357; 1994 - $25,840)                              482,873             493,390
                         Debt issuance costs and other assets                              15,952              15,464
                                                                                         --------            --------
                                                                                          498,825             508,854

                                                                                         --------            --------
                                                                                         $785,634            $810,649
                                                                                         ========            ========




                              See accompanying notes to condensed consolidated financial statements.

                                                         SEALY CORPORATION

                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          (IN THOUSANDS)

                                                            (UNAUDITED)


                                                                                          August 31,     November 30,
                                                                                             1995            1994
                                                                                          ----------     ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                      Current liabilities:
                         Current portion - long-term obligations                           $  11,255         $  20,361
                         Accounts payable                                                     26,425            28,113
                         Accrued interest payable                                              6,968             2,482
                         Accrued  compensation                                                10,978            16,884
                         Other accrued expenses                                               47,903            40,348
                                                                                            --------          --------
                                                                                             103,529           108,188

                      Long-term obligations                                                  291,709           329,528
                      Other non-current liabilities                                           34,656            29,605
                      Deferred income taxes                                                   26,291            21,095

                      Stockholders' equity:
                         Common stock                                                            294               294
                         Additional paid-in capital                                          263,437           269,229
                         Retained earnings                                                    66,667            53,917
                         Foreign currency translation adjustment                                (949)           (1,207)
                                                                                            --------          --------
                                                                                             329,449           322,233
                      Commitments and contingencies                                              --                 --
                                                                                            --------          --------

                                                                                            $785,634          $810,649
                                                                                            ========          ========




                              See accompanying notes to condensed consolidated financial statements.

                                                         SEALY CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (IN THOUSANDS)

                                                            (UNAUDITED)

                                                                                        NINE MONTHS         NINE MONTHS
                                                                                           ENDED               ENDED
                                                                                         AUGUST 31,          AUGUST 31,
                                                                                           1995                 1994
                                                                                        -----------         -----------
                      Net cash provided by operating activities                          $33,184             $42,383

                      Net cash used in investing activities:
                         Property, plant and equipment, net                               (5,312)             (5,392)

                      Net cash used in financing activities:
                         Repayment of long-term obligations, net                         (46,925)            (39,979)
                                                                                        --------            --------

                      Change in cash and equivalents                                     (19,053)             (2,988)

                      Cash and equivalents:
                         Beginning of period                                              21,309              20,919
                                                                                        --------            --------
                         End of period                                                  $  2,256             $17,931
                                                                                        ========             =======

                      Supplemental disclosures:
                      -------------------------

                         Taxes paid, net                                                $  4,824            $  4,598

                         Interest paid                                                   $17,051             $20,702




                              See accompanying notes to condensed consolidated financial statements.

                              SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
================================================================================

NOTE A -- BASIS OF PRESENTATION

   This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1994.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at August 31, 1995, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

   Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE B -- INVENTORIES

   The major components of inventories were as follows:


                                                                    AUGUST 31,                NOVEMBER 30,
                                                                      1995                       1994
                                                                    ----------                ------------
                                                                               (IN THOUSANDS)
                                     Raw materials                    $31,982                   $34,081
                                     Work in process                    3,233                     3,244
                                     Finished goods                     4,638                     5,298
                                                                      -------                   -------

                                                                      $39,853                   $42,623
                                                                      =======                   =======

                              SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
================================================================================

NOTE C -- LONG-TERM OBLIGATIONS


                                                                              AUGUST 31,               NOVEMBER 30,
                                                                                  1995                     1994
                                                                              ----------               ------------
                                                                                        (IN THOUSANDS)
                           Secured Credit Agreement:
                              Revolving Credit Facility                      $         -0-             $  14,000
                              Term Loan Facility                                   100,000               130,000
                           9 1/2% Senior Subordinated Notes Due 2003               200,000               200,000
                           Other                                                     2,964                 5,889
                                                                                  --------              --------
                                                                                   302,964               349,889
                           Less current portion                                     11,255                20,361
                                                                                  --------              --------
                                                                                  $291,709              $329,528
                                                                                  ========              ========


         The Secured Credit Agreement provides for loans of up to $225 million as of August 31, 1995, and consists of the $125 million Revolving Credit Facility and the $100 million Term Loan Facility. The Revolving Credit Facility provides for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

         The Term Loan Facility is a $100 million term loan, as of August 31, 1995 with a final maturity of November 30, 1999 and amortizes in fiscal quarterly principal payments. As a result of prepayments by the Company applied pro rata over the remaining mandatory payments, the current amortization schedule is as follows:

                                                 Fiscal year ending          Principal Payment
                                                 ------------------          -----------------
                                                   11/30/96                     $ 20,188

                                                   11/30/97                       23,474

                                                   11/30/98                       28,169

                                                   11/30/99                       28,169
                                                                                --------


                                                                                $100,000
                                                                                ========

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

         The applicable margin is zero for the Floating Rate option and 1.25% for the Eurodollar Rate option.

                              SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
================================================================================

The applicable margin is reduced or increased depending on certain financial ratios.

         During the nine months ended August 31, 1995, the maximum amount outstanding under the Revolving Credit Facility, excluding Letters of Credit, was $21 million. At August 31, 1995, the Company had approximately $113 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $12 million.

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

NOTE D -- CONTINGENCIES

         In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP") pursuant to which the Company and such subsidiary agreed to conduct soil and ground water sampling to determine the extent of environmental contamination at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that any of its manufacturing processes were a source of any of the contaminants found to exist above regulatorily acceptable levels in the groundwater. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO. In March 1994, the Company filed a claim in the U.S. District Court for the district of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs.

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

Item 2 -              MANAGEMENT'S  DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1995 AND 1994

         NET SALES   Net sales decreased $13.7 million (7.1%) for the three
months ended August 31, 1995, as compared to the third quarter of fiscal 1994. The decrease is attributable to an $8.7 million decrease in conventional bedding sales and a $5.0 million decrease in sales of other products.

        The bedding sales decrease represents a 11.7%, or $20.7 million, decline in conventional bedding unit shipments, offset partially by a 7.7%, or
$12.0 million, increase in the average unit selling price.   Bedding  shipments
declined due to lower volume of promotional and private label bedding units, primarily attributable to the loss of the Sears private label business. In addition, sales decreased due to the loss of product placements of Sealy brand products at lower retail price points. The loss of placements occurred as a result of certain changes associated with new bedding lines introduced in March, 1995. The Company has recaptured a significant number of the lost product placements through improved product assortment and pricing strategies.

         The decrease in sales of other products  is a  result of the Company's
decision in  March,  1995 to  close   its sleep sofa business, $3.1 million and
a decrease  of $1.9 million in wood bedroom furniture sales.

         COST OF GOODS SOLD Cost of goods sold for the three months ended August 31, 1995, as a percentage of net sales, increased 0.6 percentage point to 53.4%. This increase is primarily attributable to the effect of lower sales volume on fixed manufacturing costs.

         SELLING, GENERAL, AND ADMINISTRATIVE   Selling, general, and
administrative  expenses decreased   $4.6   million  from the third quarter of
fiscal  1994, primarily due to a   $3.8  million decrease in Performance Share
Plan expense. Performance Share Plan expense declined based upon an estimated reduction in the plan's final value, of which $1.1 million is applicable to
fiscal 1995 and $2.7 million is a reversal of prior years' expense.   A
description of the Performance Share Plan is provided in the Company's Form 10-K for the year ended November 30, 1994. Advertising and promotion expenses increased $2.5 million, while other selling, general and administrative expenses decreased $3.3 million.

         INTEREST EXPENSE   Interest expense, net of interest income, increased
$0.3 million primarily due to the effect of increased interest rates on the Term and Revolving Credit Facilities, partially offset by lower average debt levels in 1995.

         INCOME TAX   The Company's effective income tax rate differs from the
Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1995 is approximately 57.2% compared to 48.0% for fiscal year 1994.

         NET INCOME   For the reasons set forth above, the Company recorded net
income of $8.2 million for the three months ended August 31, 1995 versus $13.5 million for the comparable period in 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED AUGUST 31, 1995 AND 1994

         NET SALES   Net sales decreased $43.0 million (8.2%) for the nine
 months ended August 31, 1995, as compared to the nine months ended August 31, 1994. The decrease is attributable to a $35.3 million decrease in conventional bedding sales and a $7.7 million decrease in other products.

         The bedding sales decrease represents a 13.6%, or $64.4 million, decline in conventional bedding unit shipments, offset partially by a 7.1%, or $29.1 million, increase in the average unit selling price. Bedding shipments declined due to lower volume of promotional and private label bedding units,
primarily attributable to the loss of the Sears private label business.   In
addition,  sales decreased due to the loss  of product placements  of Sealy
brand products at   lower  retail price  points.  The loss of placements
occurred as a result of certain changes associated with new bedding lines introduced in March, 1995. The Company has recaptured a significant number of the lost product placements through improved product assortment and pricing strategies.

         The decrease in sales of other products is due primarily to Company's decision in March of 1995 to close its sleep sofa business.

         COST OF GOODS SOLD   As a percentage of net sales, cost of goods sold
for the nine months ended August 31, 1995 increased 1.9 percentage points to 54.9%. Rising material costs accounted for 0.9 percentage points of the
increase.   Manufacturing   costs,  as a percent of net  sales,  also increased
0.9 percentage point due primarily to the effect of lower net sales on fixed manufacturing costs.

         SELLING, GENERAL, AND ADMINISTRATIVE   Selling, general, and
administrative expenses decreased $10.6 million for the nine months ended
August 31,  1995, primarily   due to  a  $9.0  million decrease in Performance
Share Plan expense. Performance Share Plan expense declined based upon an estimated reduction in the plan's final value, of which $3.2 million is applicable to fiscal 1995 and $5.8 million is a reversal of prior years' expense. A description of the Performance Share Plan is provided in the Company's Form 10-K for the year ended November 30, 1994. Other selling, general and administrative expenses decreased $4.3 million. Partially offsetting the decreases in selling, general and administrative expenses was a $2.7 million charge in the second quarter of fiscal 1995 for closing the sleep sofa business.

         INTEREST EXPENSE   Interest expense, net of interest income, decreased
$1.6 million, primarily due to reductions in total indebtedness. Compared to August 31, 1994, outstanding debt declined approximately $64 million to $303 million.

         INCOME TAX   The Company's effective income tax rate differs from the
Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1995 is approximately 57.2% compared to 48.0% for fiscal year 1994.

         NET INCOME. For the reasons set forth above, the Company recorded net income of $12.8 million for the nine months ended August 31, 1995 versus $27.2 million for the comparable period in 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended August 31, 1995, the Company's principal source of funds consisted of cash flow from operating activities of $33.2 million. Its principal use of funds consisted of payments of principal, interest, and capital expenditures. Capital expenditures totaled $10.2 million for the nine months ended August 31, 1995. Management believes that annual capital expenditure limitations in its Secured Credit Agreement will not significantly inhibit the Company from meeting its ongoing operating needs. At August 31, 1995, the Company had approximately $113 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $12 million. At August 31, 1995, the weighted average interest rate on the Term Loan Facility was 7.3%.

         Management believes that the Company will have the necessary liquidity for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indenture, environmental liabilities, and for other needs required to manage its business, through cash flow from operations, and availability under the Revolving Credit Facility.

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 1.  Legal Proceedings.

         See Note D to the Condensed Consolidated Financial Statements, Part I,
Item 1, included herein.

Item 2.  Changes in Securities.

         As scheduled, warrants ("Merger Warrants") issued pursuant to a Warrant Agreement dated as of August 1, 1989 between the Company and Society National Bank (the successor "Warrant Agent") became exercisable subsequent to August 9, 1995. Each Merger Warrant entitles the holder to receive one-fiftieth (1/50) of one share of Class B Common Stock ("Warrant Shares") of the Company in exchange for the exercise price of $0.01 per share, subject to adjustment under certain circumstances and payment of cash by the Company in lieu of fractional Warrant Shares. The Company and Warrant Agent amended the Warrant Agreement to provide that holders may make payment of the exercise price by surrendering to the Company Merger Warrants having a value equal to the aggregate exercise price payable with respect to the number of Warrant Shares to be purchased. This amendment allows holders to exercise without paying cash consideration.

Item 4.  Submission of Matters to a Vote of Security Holders.

         By written consent dated June 27, 1995, in lieu of an annual meeting, the majority stockholder (owner of 26,143,506 shares) reelected existing directors and amended the Company's 1993 Non-Employee Director Stock Option Plan. No other votes or consents were cast in these matters.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              (4.11) Amendment No.1 to Warrant Agreement between Sealy Corporation and Society National Bank as Warrant Agent.
              (27) Financial Data Schedule.

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


                              SEALY CORPORATION



                  Signature                                                           Title
                  ---------                                                           -----
By:    /s/ Lyman M.  Beggs                                  Chairman, President and Chief Executive Officer
      ---------------------------------------------                 (Principal Executive Officer)
                 Lyman M.  Beggs



By:    /s/ Jesse E.  Hogan                                  Senior Vice President and Chief Financial Officer
      -----------------------------------------------               (Principal Accounting Officer)
                 Jesse E.  Hogan





Date:  October 13, 1995