Form 10-K405
period 1995-12-31
SEALY CORP
filed 1996-02-27
CIK 748015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended NOVEMBER 30, 1995    Commission file number 1-8738


                              SEALY CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  36-3284147
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

           520 PIKE STREET
         SEATTLE, WASHINGTON                          98101
-----------------------------------------        ---------------
(Address of principal executive offices)*           (Zip Code)

     Registrant's telephone number, including area code   (206) 625-1233

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 20, 1996 was $7,879,373.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares of the registrant's common stock outstanding as of FEBRUARY 20, 1996 was 29,459,731

          DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:   None


* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

                                   PART I
ITEM 1.  BUSINESS

GENERAL

        Sealy Corporation (the "Company"), through its subsidiaries , is the largest bedding manufacturer in North America and manufactures a diversified line of mattress, boxspring and wood furniture products. The Company's conventional bedding products (mattresses and boxsprings) include the SEALY(R), SEALY POSTUREPEDIC(R), SEALY COMFORT SERIES(R), and the STEARNS & FOSTER(R) brands and account for approximately 91% of the Company's total net sales for the year ended November 30, 1995. The Company also manufactures and markets its wood furniture under the SAMUEL LAWRENCE(TM) brand name. The Company has a components parts manufacturing subsidiary which produces substantially all of the Company's mattress innerspring requirements and approximately 50% of the Company's boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

HISTORY OF THE COMPANY

     The Company was founded in 1907 under the name Ohio Mattress Company. In 1924, the Company was granted its first license to produce Sealy-brand products. Starting in 1956, the Company began acquiring Sealy-brand licenses in other geographic areas, and by 1987, had acquired all of the capital stock of its licensor, then named Sealy, Incorporated (which prior to that time was independent of the Company), along with all but one of the remaining Sealy conventional bedding domestic licensees. The Company expanded its bedding manufacturing operations in 1983 by acquiring Stearns & Foster, a producer of premium mattresses, boxsprings and convertible sleep sofas. In 1985, the Company acquired Woodstuff Manufacturing, Inc., a manufacturer of waterbed furniture, now manufacturing solely conventional wood bedroom furniture and doing business as Samuel Lawrence Furniture Company.

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

CONVENTIONAL BEDDING

     INDUSTRY AND COMPETITION. According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, approximately 700 manufacturers of mattresses and boxsprings make up the domestic conventional bedding industry, generating wholesale revenues estimated at $3.2 billion during calendar year 1995. The market for conventional bedding represents more than 85% of the entire bedding market in North America. According to ISPA, approximately 75% of conventional bedding is sold to furniture stores and specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers, membership clubs and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes and that the average time between consumer purchases of conventional mattresses is approximately 10 to 12 years. Factors such as disposable income and sales of homes also have some effect on bedding purchases.

     Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy(R), Sealy Posturepedic(R), Sealy Comfort Series(R) and Stearns & Foster(R). Sealy branded products are considered by management to be the most well-recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, brand name recognition, service and price. The Company's largest competitors include Simmons Company, Serta, Inc. and Spring Air Company. Management believes the Company derives a competitive advantage over its conventional bedding competitors as a result of strong consumer recognition of Sealy branded products.

     PRODUCTS. The Company manufactures a variety of Sealy(R) and Stearns & Foster(R) brand conventional bedding in various sizes ranging in retail price from under $200 to approximately $2,900. Sealy Posturepedic brand mattress is the largest selling mattress brand in North America. Approximately 97% of the Sealy brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name.

     CUSTOMERS. The Company serves over 7,000 retail outlets (approximately 3,200 customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 17% of the Company's net sales for the year ended November 30, 1995. No single customer accounted for over 10% of the Company's net sales.

     SALES AND MARKETING. The Company's sales depend primarily on its ability to provide quality products with recognized brand names at competitive prices. The Company's marketing emphasis has been on increasing the brand loyalty of its ultimate consumers, principally through national advertising and cooperative advertising with its dealers, along with superior "point-of-sale" materials designed to emphasize the various features and benefits of the Company's products which differentiate them from other brands.

     The Company's sales force structure is generally based on regions of the country and districts within those regions, and also includes a sales staff for specific national accounts. The Company believes that it has one of the most comprehensive training and development programs for its sales force, including its University of Sleep(R) curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

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

     SUPPLIERS. The Company purchases fabric, polyfiber, wire and foam from a variety of vendors. The Company purchases approximately 50% of its Sealy boxspring parts from a single third-party source, which has patents on various interlocking wire configurations (the "Wire Patents"), and manufactures the remainder of these parts as a licensee under the Wire Patents. The Company purchases substantially all of its Stearns & Foster boxspring parts from the same single third-party source. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal components parts manufacturing capacity and, as a licensee of the Wire Patents, internally produces the remainder of its Sealy boxspring parts. See "Components Division". As is the case with all of the Company's product lines, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same, similar or alternative components are available.

     MANUFACTURING AND FACILITIES. The Company manufactures most conventional bedding to order and has adopted "just-in-time" inventory techniques in its manufacturing process to more efficiently serve its dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within 72 hours of receipt. This rapid delivery capability allows the Company to minimize its inventory of finished products and better satisfy customer demand for prompt shipments.

     The Company operates 24 plants which manufacture conventional bedding in 18 states, three Canadian provinces and Puerto Rico. See Item 2. "Properties" herein. The Company also operates a research and development center in Cleveland, Ohio with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company's products with those of its competitors and develops new processes. The Company has developed and patented a computerized model of an adult person, known as Dataman(R), which is used in testing the support level of its mattresses.

COMPONENTS DIVISION

     The Company operates a Components Division with headquarters in Rensselaer, Indiana. The Components Division sells its component parts at current market prices exclusively to the Company's bedding plants and licensees. The Components Division currently provides substantially all of the Company's mattress innerspring unit requirements. The Components Division also supplies approximately 50% of the Company's Sealy boxspring parts requirements under a license of the Wire Patents. The Components Division began operation of an insulator pad plant in September, 1995. Management expects the plant will supply approximately 20% of the Company's insulator pad requirements when fully operational in 1996. The Components Division operates four owned manufacturing sites located in Rensselaer, Indiana; Delano, Pennsylvania; Colorado Springs, Colorado; and South Brunswick, New Jersey. See Item 2. "Properties" herein.

     Over the last six years, the Company has made substantial commitments to ensure that the coil-making equipment at its component plants remains state-of-the-art. Since 1989, the Company has installed 26 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company's innerspring requirements over that time period from approximately 60% to approximately 100%.

     In addition to reducing the risks associated with relying on single sources of supply for certain essential raw materials, the Company believes the vertical integration resulting from its component manufacturing capability provides it with a significant competitive advantage. The Company believes that it is the only conventional bedding manufacturer in the United States with substantial innerspring, form wire and insulator pad component-making capacity.

WOOD FURNITURE

     The Company manufactures and markets conventional bedroom furniture through its Samuel Lawrence subsidiary under the Samuel Lawrence label. Samuel Lawrence has approximately 500 customers and is one of many manufacturers of wood bedroom furniture.

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

     The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located through out the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. There are currently 12 separate license arrangements in effect with independent licensees, including international bedding licensees and upholstered furniture licensees. In the fiscal year ended November 30, 1995, the licensing division as a whole generated royalties of approximately $5 million, which were accounted for as a reduction of selling, general and administrative expenses in the Consolidated Financial Statements included herein.

WARRANTIES

     Sealy and Stearns & Foster bedding offer limited warranties on their manufactured products. The periods for "no-charge" warranty service varies among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding and some other Sealy-brand products offer a 10-year non-prorated warranty service period. Historically, the Company's warranty costs have been immaterial for each of its product lines.

TRADEMARKS AND LICENSES

     The Company owns, among others, the Sealy, Stearns & Foster and Samuel Lawrence trademarks and tradenames and also owns the Posturepedic, Comfort Series, Dataman and University of Sleep trademarks, service marks and certain related logos and design marks.

EMPLOYEES

     As of November 30, 1995, the Company had 4,520 full-time employees. Approximately half of the Company's employees at 30 plants are represented by various labor unions, generally with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory.

SEASONALITY/OTHER

     The Company's business is somewhat seasonal, with lower sales usually experienced during the first quarter of each fiscal year and higher bedding sales usually experienced in the last three quarters of each fiscal year. See
Note 12 to the Consolidated Financial Statements of the Company included in
Part II, Item 8 herein.

     The Company has no material long-term contractual relationships with any customer for its products. Since the level of production of products is generally promptly adjusted to meet customer order demand, the Company has a negligible backlog of orders. Finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

     Sealy's Canadian facilities comprise all of the Company's foreign-owned manufacturing operations at November 30, 1995. As a result of the 1993 expiration of its Korean license agreement, the Company began marketing its Sealy Brand in South Korea during 1995. In addition, the licensee for Mexico agreed to terminate its license, thus making it possible for Sealy to enter the market directly. The Company intends to begin marketing and manufacturing in Mexico in 1996. The Company does not derive a material portion of its sales or revenues from its foreign-owned operations or from customers in any other foreign country.

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

     The following table sets forth certain information regarding manufacturing facilities operated by the Company at February 28, 1996:

                                                                          APPROXIMATE
                                                                           SQUARE
                                        LOCATION                           FOOTAGE           TITLE
-------------------------------------------------------             -------------------  ------------
UNITED STATES
Arizona                           Phoenix                                  117,400         Leased
                                  Phoenix                                   76,000         Owned (a)
                                  Phoenix                                  240,600         Owned (a)
California                        Richmond                                 238,000         Owned (a)
                                  South Gate                               185,000         Owned (a)
Colorado                          Colorado Springs                          70,000         Owned (a)
                                  Denver                                    92,900         Owned (a)
Florida                           Orlando                                   97,600         Owned (a)
Georgia                           Atlanta                                  292,500         Owned (a)(b)
Illinois                          Batavia                                  212,700         Leased (c)
Indiana                           Rensselaer                               131,000         Owned (a)
                                  Rensselaer                               150,000         Leased (d)
Kansas                            Kansas City                              102,600         Leased
Maryland                          Williamsport                             144,000         Leased
Massachusetts                     Randolph                                 187,000         Owned (a)
Michigan                          Taylor                                   156,000         Leased
Minnesota                         St. Paul                                  93,600         Leased (d)
New Jersey                        South Brunswick                          100,000         Owned (a)
New York                          Albany                                   102,300         Owned (a)
North Carolina                    Lexington                                 97,400         Owned (a)
Ohio                              Medina                                   140,000         Owned (a)
Oregon                            Portland                                 140,000         Owned (a)
Pennsylvania                      Clarion                                   85,000         Owned (a)
                                  Delano                                   143,000         Owned (a)
Tennessee                         Memphis                                  225,000         Owned (a)
Texas                             Brenham                                  220,000         Owned (a)
                                  North Richland Hills                     124,500         Owned (a)

CANADA

Alberta                           Edmonton                                 144,500         Owned(a)
Quebec                            Saint Narcisse                            76,000         Owned(a)
Ontario                           Toronto                                   80,200         Leased

PUERTO RICO                       Carolina                                  58,600         Owned(a)
                                                                         ---------
                                                                         4,323,400
                                                                         =========

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

REGULATORY MATTERS

     The Company's principal wastes are wood, cardboard and other nonhazardous materials derived from product component supplies and packaging. The Company also periodically disposes (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. Until recently, the furniture operations of the Company in Phoenix, Arizona used solvent-based wood stains. In anticipation of new federal and state air emission regulations, the Company's furniture operations recently switched to non-volatile solvent wood stains and are exploring the use of water-based wood stains. The Company, generally, is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company's furniture operations are also subject to the Resource Conservation and Recovery Act, the Clean Air Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Except as set forth in Item
3. "Legal Proceedings" below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company is not aware of any pending federal environmental legislation (including the amendments to the Clean Air Act which have been adopted) which would have a material impact on the Company's operations. Except as set forth in Item 3, "Legal Proceedings," the Company has not been required to make, and during the next two fiscal years, does not expect to make any material capital expenditures for environmental control facilities.

     The Company's conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. The Company believes that it is in material compliance with all such laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

     In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP") pursuant to which the Company and such subsidiary agreed to conduct soil and groundwater sampling to determine the extent of environmental contamination at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that its manufacturing processes were a source of the contaminants found to exist above regulatorily acceptable levels in the groundwater. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO. In March 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs.

     In March 1995, the DEP approved the Company's soil remediation plans and in June, 1995, the Company's groundwater remediation plans, which include additional monitoring by the Company and, depending upon the results of such monitoring, the possible installation of a groundwater containment system. By a November 15, 1993 letter, DEP postponed any required activity by the Company to delineate and/or remediate contaminants in the fractured bedrock located on the site, which DEP previously had requested the Company to undertake, and which DEP could attempt to impose in the future. Because of the nature of certain of the contaminants, their geological location in and porosity of the fractured bedrock, the Company and its consultant are unaware of any accepted technology for successfully remediating the contamination either in the shallow groundwater or the fractured bedrock. Thus, the groundwater remediation plan proposes no remedial activity regarding groundwater in the fractured bedrock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's merger warrants to acquire shares of Class B common stock (which warrants were issued in conjunction with the LBO, and which became exercisable subsequent to August 9, 1995), (the "Merger Warrants"), are registered for trading in the over-the-counter market; however, because of the extremely limited and sporadic nature of quotations for such Merger Warrants, there is no established public trading market for the Merger Warrants. There is no established public trading market for any other class of common equity of the Company.

    As of January 31, 1996, there are 64 holders of record of the Company's Class A shares, 60 holders of record of the Company's Class B shares, 1,159 holders of record of the Merger Warrants and 47 holders of record of the warrants issued in the Recapitalization (the "Restructure Warrants"). See Note 9 to the Consolidated Financial Statements, Part II, Item 8 herein.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following tables set forth selected consolidated financial and other data of the Company (some periods of which are less than one year due to accounting requirements for acquisition transactions) for the years ended November 30, 1995 and 1994, for the ten months ended November 30, 1993, for the two months ended January 31, 1993, for the year ended November 30, 1992, for the one month ended November 30, 1991 and for the eleven months ended October 31, 1991.

    During the period from December 1, 1990 through November 30, 1995, the Company's capital structure changed significantly, in large part as a result of the 1991 Recapitalization and the Acquisition in February 1993. Due to required purchase accounting adjustments relating to such transactions, and the resultant changes in control, the consolidated financial and other data for each period reflected in the following tables during this period are not comparable to such data for the other such periods.

    The selected consolidated financial and other data set forth in the following tables have been derived from the Company's audited consolidated financial statements. The report of KPMG Peat Marwick LLP, independent auditors, covering the Company's Consolidated Financial Statements for the years ended November 30, 1995 and 1994, for the ten months ended November 30, 1993 (Successor Periods), and for the two months ended January 31, 1993, is included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                                                                                     PREDE-
                                                 SUCCESSOR (a)                         PRE-SUCCESSOR (a)            CESSOR (a)
                                    ----------------------------------     -------------------------------------    ----------
                                                                TEN           TWO                         ONE         ELEVEN
                                      YEAR        YEAR        MONTHS         MONTHS         YEAR         MONTH        MONTHS
                                     ENDED       ENDED         ENDED          ENDED         ENDED        ENDED         ENDED
                                    NOV. 30,    NOV. 30,      NOV. 30,       JAN. 31,      NOV. 30,      NOV. 30,     OCT. 31,
                                     1995        1994          1993           1993          1992          1991         1991
                                    --------   ---------    ----------     ----------    ----------    ----------   ----------
                                                                           (DOLLARS IN MILLIONS)
 STATEMENT OF INCOME DATA:
 -----------------------------
 Net sales                            $653.9      $697.7        $579.7         $103.5        $654.2        $50.0        $575.9
 Costs and expenses                    610.9       641.6         531.0          100.9         628.8         49.4         661.8
 Income (loss) before income tax
   and extraordinary item               43.0        56.1          48.7            2.6          25.4          0.6         (85.9)
 Extraordinary loss (b)                 --         --              2.9            --            --            --          --
 Net income (loss)                    $ 19.5      $ 29.2        $ 24.7         $  1.0        $ 10.0        $(0.1)       $(73.4)
 OTHER DATA:
 -----------
 Depreciation and amortization of
   intangibles                        $ 24.2      $ 23.6        $ 19.1         $  4.3        $ 26.4        $ 2.3        $ 33.2
 Operating income (c)                   74.1        89.5          79.9            9.3          68.1          3.6          27.8
 EBITDA (d)                             98.3       113.1          99.0           13.7          94.5          5.9          61.0
 Capital expenditures                   11.8        12.8          10.4            3.3          11.6          0.5           2.7
 Interest expense, net                  31.0        33.4          31.2            6.7          42.7          3.0         113.7
 Ratio of EBITDA to interest
 expense, net/(earnings deficiency)      3.2x        3.4x          3.2x           2.0x          2.2x         2.0x       $(52.7)
 Ratio of earnings to fixed charges/
   (earnings deficiency) (e)             2.3x        2.5x          2.4x           1.4x          1.6x         1.2x       $(85.9)




                                                                   SUCCESSOR (a)                 PRE-SUCCESSOR (a)
                                                                AS OF NOVEMBER 30,              AS OF NOVEMBER 30,
                                                          1995        1994         1993         1992         1991
                                                      ----------   ---------    ---------    ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
                             Balance Sheet Data:
                             Total assets                $776.2       $810.6       $823.1      $780.3       $805.0
                             Long-term obligations        269.4        329.5        384.5       404.0        467.6
                             Total debt                   286.9        349.9        406.2       443.5        495.6
                             Stockholder's equity         330.9        322.2        284.3       179.2        166.5


(a) The Company employed the purchase method of accounting for the February, 1993 Acquisition and the November 1991 Recapitalization. Accordingly, historical financial and other data for the Successor, Pre-Successor and Predecessor periods are not comparable.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company employed the purchase method of accounting for the Acquisition in February, 1993. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the years ended November 30, 1995 and 1994 and the ten months ended November 30, 1993 (the "Successor Financials") are not comparable to the pre-Acquisition financial statements for the two months ended January 31, 1993 (the "Pre-Successor Financials").
(See Note 2 to the Consolidated Financial Statements, Part II, Item 8 herein).

    The application of purchase accounting for the Acquisition resulted in decreased depreciation and goodwill amortization for the Successor Financials when compared with amounts which would have resulted for such periods from the application of the basis of accounting used in the Pre-Successor Financials.

RESULTS OF OPERATIONS

    For ease of reference in the following table, the results of operations of the Company for the ten months ended November 30, 1993 have been arithmetically combined with those for the two months ended January 31, 1993. Notes (a) and
(b) to the data contained in Item 6 "Selected Financial Data" also apply to the preparation of the following table.

                                                                 YEAR ENDED NOVEMBER 30,
                                                            1995           1994           1993
                                                           ------         ------         ------
                                                              (DOLLARS IN MILLIONS)
    STATEMENT OF INCOME DATA:
    Net sales                                              $653.9         $697.7         $683.2
                                                           ------         ------         ------

    Costs and expenses:
       Cost of goods sold                                   359.2          372.5          362.7
       Selling, general and administrative                  219.9          211.9          213.9
       Performance share plan                               (13.3)           9.7            3.1
       Amortization of intangibles                           14.1           14.1           14.3
       Interest expense, net                                 31.0           33.4           37.9
                                                           ------         ------         ------
                                                            610.9          641.6          631.9
                                                           ------         ------         ------
           Income before income tax and
               extraordinary item                            43.0           56.1           51.3
    Income tax                                               23.5           26.9           22.7
                                                           ------         ------         ------
        Income before extraordinary item                     19.5           29.2           28.6
    Extraordinary loss                                        --            --              2.9
                                                           ------         ------         ------
        Net income                                         $ 19.5         $ 29.2         $ 25.7
                                                           ======         ======         ======


YEAR ENDED NOVEMBER 30, 1995 COMPARED WITH YEAR ENDED NOVEMBER 30, 1994

    Net sales for the year ended November 30, 1995 ("Fiscal 1995"), were $653.9 million, a decrease of $43.8 million, or 6.3%. This decrease is attributable to a $34.7 million decrease in conventional bedding sales and a $9.1 million net decrease in upholstered and wood furniture sales.

    The bedding sales decrease represents an 11.5%, or $72.4 million decline in conventional bedding unit shipments, offset partially by a 6.8%, or $37.7 million increase in the average unit selling price. Bedding shipments declined due to lower volume of promotional and private label bedding units, primarily attributable to the loss of Sears, Roebuck & Co. ("Sears") private label business in the year ended November 30, 1994 ("Fiscal 1994").

    In addition, sales decreased due to the loss of Sealy brand product placements at lower retail price points in the second and third quarters. The loss of placements occurred as a result of certain changes associated with new bedding lines introduced in March, 1995. Management believes that the Company has since recaptured a significant number of the lost product placements through improved product assortment and pricing strategies.

    The decrease in sales of wood and upholstered furniture sales is due primarily to the Company's decision in March, 1995 to close its unprofitable sleep sofa business, resulting in decreased sales of $10.0 million. Sales of wood bedroom furniture products increased $0.9 million due to expanded retail distribution.

    Cost of goods sold for Fiscal 1995, as a percentage of net sales, increased
1.5 percentage points to 54.9%. This increase is primarily attributable to increased bedding raw material costs and the impact of lower sales volume on
fixed manufacturing expenses.   Management expects bedding raw material cost
increases to continue in Fiscal 1996.

    Selling, general and administrative expenses increased $8.0 million, primarily due to a $9.4 million increase in marketing spending from $108.4 million to $117.8 million. The Company continued to focus its marketing emphasis on brand preference through national advertising, cooperative advertising and promotions.

    During Fiscal 1995, the Company recorded a non-cash credit of $13.3 million for the estimated reduction in the value of the Company's Performance Share Plan (the "Plan"), compared to a non-cash charge of $9.7 million in Fiscal 1994. See Note 11 of Notes to Consolidated Financial Statements.

    Interest expense, net for Fiscal 1995 decreased $2.4 million primarily due to a net reduction of approximately $63 million in total indebtedness other than subordinated debt. Although the Company did experience increased interest rates in Fiscal 1995, the impact was not significant as the majority of the Company's debt, $200 million in Senior Subordinated Notes, is fixed at a rate of 9.5%.

    The Company's effective income tax rate for Fiscal 1995 and 1994 differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials and state and local income taxes. The Company's effective tax rate for Fiscal 1995 versus Fiscal 1994 was approximately 55% compared to 48% for Fiscal 1994. The higher effective tax rate for Fiscal 1995 reflects the impact of permanent differences related to the February, 1993 Acquisition and effects of foreign earnings repatriation during 1995. See Note 7 to the Consolidated Financial Statements.

For the reasons set forth above, net income for Fiscal 1995 declined $9.7 million to $19.5 million.

YEAR ENDED NOVEMBER 30, 1994 COMPARED WITH YEAR ENDED NOVEMBER 30, 1993

    Net sales for the year ended November 30, 1994, were $697.7 million, an increase of 2.1%. The Company's sales increase was due primarily to a 7.0% (or $41.4 million) increase in conventional bedding average unit selling price primarily attributable to a shift in sales to higher-priced Posturepedic products, partially offset by a 4.3% (or $26.4 million) overall decline in unit shipments. Decreased shipments of low-end promotional and private label bedding lines accounted for most of the decrease in unit shipments. The decrease in shipments of private label bedding units resulted primarily from the Company's cessation of production of private label bedding for Sears, Roebuck & Co. during the third quarter of Fiscal 1994. Sales of private label bedding to Sears accounted for approximately 2.5% of the Company's net sales during Fiscal 1994 and approximately 5.5% of its net sales during the year ended November 30, 1993 ("Fiscal 1993"). Private label bedding has historically accounted for a significant percentage of the Company's net sales. The Company's marketing emphasis, however, has shifted to increasing brand preference, and therefore, Sealy has de-emphasized private label products.

    Sales of products other than conventional bedding represented approximately 10% of net sales during Fiscal 1994. Increased sales of wood bedroom furniture products were offset by the loss of sales resulting from the Company's decision in Fiscal 1993 to discontinue the manufacture and sale of waterbed products.

    As a percentage of net sales, cost of goods sold increased to 53.4% from 53.1% in Fiscal 1993. This increase during Fiscal 1994 was primarily attributable to the transitional inefficiencies resulting from plant shutdowns and the related transfer of business to ongoing facilities, one-time inefficiencies resulting from the startup of second shift operations at various bedding locations, higher direct labor costs associated with the introduction of the new Stearns & Foster bedding line, and a fourth quarter overall increase in cost of materials.

    Selling, general and administrative expenses for Fiscal 1994 decreased 0.9 percentage point. In Fiscal 1994, the Company continued its emphasis on increasing the brand preference of its products through increased marketing spending, which increased to approximately $108.4 million from $104.8 million in the prior fiscal year. Reflecting development of its marketing emphasis on brand preference, during recent periods the Company has spent an increasing amount on marketing. The Fiscal 1994 increase in marketing spending was offset, in part, by a decline of $2.9 million in sales employment costs resulting from a consolidation of the Sealy and Stearns & Foster sales forces. In addition, plant consolidation expenditures included in selling, general and administrative expenses, of $0.8 million in Fiscal 1994 versus $4.1 million in the prior year, further offset the additional expenditures for marketing spending.

    During Fiscal 1994 and Fiscal 1993, the Company incurred non-cash charges for Performance Share Plan expense of $9.7 million and $3.1 million, respectively. Approximately $5.4 million of the non-cash charges incurred during Fiscal 1994 represent adjustments to give cumulative effect to Plan expense recorded during prior periods. See Note 11 of Notes to Consolidated Financial Statements.

    Interest expense, net for Fiscal 1994 decreased $4.5 million primarily due to a net reduction of approximately $56 million in total indebtedness and a reduction in interest rates as a result of refinancings in May, 1993 and May, 1994.

    The Company's effective income tax rates for Fiscal 1994 differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The Company's effective income tax rate for Fiscal 1994 was approximately 48.0% compared to approximately 44.3% for Fiscal 1993. The higher effective rate for Fiscal 1994 versus Fiscal 1993 primarily reflects the impact of permanent differences relating to the February, 1993 acquisition and statutory rate changes in 1993. See Note 7 of Notes to Consolidated Financial Statements.

    For the reasons set forth above, net income for Fiscal 1994 improved $3.5 million to $29.2 million.

LIQUIDITY AND CAPITAL RESOURCES

    During Fiscal 1995, the Company's principal source of funds consisted of cash flow from operations. Its principal uses of funds consisted of payments of principal and interest on its secured indebtedness, capital expenditures and interest payments on its outstanding 9 1/2% Senior Subordinated Notes (the "Notes").

    During May, 1994, the Company entered into a restated secured credit agreement (the "1994 Credit Agreement"). The 1994 Credit Agreement provided the Company with a $150 million term loan facility (the "Term Loan Facility") and a $125 million revolving credit facility (the "Revolving Credit Facility"). At November 30, 1995, $85 million was outstanding under the Term Loan Facility. The Company made regularly scheduled principal payments on the Term Loan Facility of $20 million in each of Fiscal 1995 and 1994. During Fiscal 1995, the Company made voluntary prepayments aggregating $25 million. These prepayments were applied pro rata against the remaining mandatory payments.
The Term Loan Facility amortizes according to the following revised schedule:
$17 million in Fiscal 1996; $20 million in Fiscal 1997; and $24 million in each of fiscal years 1998 and 1999. At November 30, 1995, approximately $112 million was available under the Revolving Credit Facility. The 1994 Credit Agreement provides that amounts outstanding under the Revolving Credit Facility may not exceed $75 million for 30 consecutive calendar days in the period beginning September 1 and ending December 31 in each year. During Fiscal 1995 and 1994, the maximum amount outstanding under the Revolving Credit Facility, excluding letters of credit, was $21 million and $33 million, respectively. Amounts outstanding under the 1994 Credit Agreement are secured by substantially all of the Company's assets, and bear interest at a variable rate based on an applicable margin over the greater of a corporate base rate or federal funds rate, or Eurodollar rate, at the Company's option. The applicable margin fluctuates depending on the Company's performance, as measured by certain financial ratios. The 1994 Credit Agreement requires that interest rate protection be maintained on an aggregate notional amount equal to at least 50% of the amount outstanding from time to time under the Term Loan Facility from inception through at least May 7, 1996.

    The Notes are unsecured, subordinated obligations of the Company. Interest on the Notes is payable in semi-annual installments at the rate of 9.5% per annum. The outstanding principal amount of the Notes is payable on May 1, 2003. The Notes may be redeemed at the option of the Company on or after May 1, 1998, under the conditions and at the redemption prices as specified in the note indenture, dated as of May 7, 1993, under which the Notes were issued (the
"Note Indenture").   At, however,  any time prior to May 1, 1996, the Company
may redeem up to $60 million in aggregate principal amount of the Notes with the proceeds of one or more Public Equity Offerings (as defined in the Note Indenture) at redemption prices specified in the Note Indenture.

    The 1994 Credit Agreement and the Note Indenture contain certain negative and affirmative covenants including, without limitation, requirements and restrictions relating to capital expenditures, dividends, working capital, net worth and other financial ratios. At November 30, 1995, the Company was in compliance with the financial covenants contained in these agreements, including a revised fixed charge coverage ratio and a schedule of reduced future principal repayments resulting from earlier prepayments.

    The Company made capital expenditures aggregating $11.8 million and $12.7 million during Fiscal 1995 and 1994, respectively. Management expects to exceed the historical level of capital expenditures in fiscal year 1996 with additional expenditures for the automation of manufacturing processes and enhanced management information systems. The Company intends to fund Fiscal 1996 capital expenditures with cash generated by operations. Management believes that the annual capital expenditure limitations contained in the 1994 Credit Agreement will not significantly inhibit the Company's ability to meet its ongoing operating needs. Based upon its results of operations during periods subsequent to the execution of the 1994 Credit Agreement and its current financial condition, management believes that cash flow from operations, together with amounts available under the Revolving Credit Facility, will provide the Company with the resources necessary to meet its anticipated capital requirements. As part of the Company's routine analysis of its capital structure, management continues to review financing alternatives. The Company's net weighted average borrowing cost was 9.0% for fiscal year 1995 and 8.2% for fiscal year 1994.

FOREIGN OPERATIONS AND EXPORT SALES

    The Company has foreign operations in Canada which had net sales of approximately $40 million, $44 million and $42 million for fiscal years ended November 30, 1995, 1994 and 1993, respectively, and operating income of approximately $7 million, $9 million and $8 million, respectively, in each of such years. The Company's operations in Canada had identifiable assets, excluding intercompany receivables and payables, of approximately $15 million, $30 million and $30 million at November 30, 1995, 1994 and 1993, respectively. As a result of the 1993 expiration of its Korean license agreement, the Company began marketing its Sealy brand in South Korea during 1995. The Company generated sales in South Korea of approximately $4.3 million through the end of the fiscal year. Also, the licensee for Mexico agreed to terminate its license, thus permitting Sealy to enter the market directly during fiscal 1995. Production is expected to begin in Mexico in March, 1996. The Company has no other foreign operations and there were no sales from the Canadian operations to domestic operations in the three-year period ended November 30, 1995.

CHANGE IN FISCAL YEAR

    A Form 8-K was filed October 11, 1995 reporting that the Board of Directors of the Company approved the change of the Company's fiscal year from one ending on November 30 in each year to a 52-53 week fiscal year. The first such fiscal year shall commence on Friday, December 1, 1995 and shall end on the 53rd Sunday thereafter or Sunday, December 1, 1996. Subsequent fiscal years shall end on the Sunday nearest the last day of November.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                               SEALY CORPORATION

                       Consolidated Financial Statements

                           November 30, 1995 and 1994

                  (With Independent Auditors' Report Thereon)

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



The Board of Directors and Stockholders
Sealy Corporation:

We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (Company) as of November 30, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended November 30, 1995, 1994 and the ten months ended November 30, 1993 (Successor periods) and for the two months ended January 31, 1993 (Pre-Successor period). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the Successor periods and the Pre-Successor periods as listed in Item 14(a)(2) of Form 10-K of Sealy Corporation for the year ended November 30, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries at November 30, 1995 and 1994, and the results of their operations and their cash flows for the Successor periods and Pre-Successor periods in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the Successor periods and Pre-Successor periods, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on February 12, 1993, a majority of the outstanding common stock of the Company was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements of the Company for the Successor periods and Pre-Successor period are presented on a different cost basis and therefore, are not comparable.

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


Cleveland, Ohio
January 26, 1996

                               SEALY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                             NOVEMBER 30,
                                                                      ---------------------------
                                                                          1995           1994
                                                                      -----------  --------------
 ASSETS

 Current assets:
    Cash and cash equivalents                                         $ 17,348         $ 21,309

    Accounts receivable, less allowance for
       doubtful accounts (1995 - $7,475; 1994 - $7,774)                 82,288           78,313
    Inventories                                                         35,356           42,623
    Deferred income taxes                                               11,612           15,706
    Prepaid expenses                                                     1,812            2,764
                                                                      --------         --------
                                                                       148,416          160,715
 Property, plant and equipment - at cost:
    Land                                                                12,809           14,225
    Buildings and improvements                                          56,289           59,677
    Machinery and equipment                                             90,601           83,486
                                                                      --------         --------
                                                                       159,699          157,388
    Less accumulated depreciation                                       25,161           16,308
                                                                      --------         --------
                                                                       134,538          141,080
 Other assets:
    Goodwill - net of accumulated amortization
       (1995 - $36,037; 1994 - $23,357)                                471,741          484,842
    Patents and other intangibles - net of accumulated
       amortization (1995 - $3,834; 1994 - $2,483)                       7,197            8,548
    Debt issuance costs, net and other assets                           14,289           15,464
                                                                      --------         --------
                                                                       493,227          508,854

                                                                      --------         --------
                                                                      $776,181         $810,649
                                                                      ========         ========






          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                              NOVEMBER 30,
                                                                        ------------------------
                                                                            1995        1994
                                                                        ----------  ------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current portion - long-term obligations                              $ 17,488     $ 20,361
    Accounts payable                                                       37,037       28,113
    Accrued expenses:
       Customer incentives and advertising                                 25,579       15,682
       Compensation                                                         9,899       16,884
       Insurance                                                            8,013        7,094
       Other                                                               18,306       20,054
                                                                         --------     --------
                                                                          116,322      108,188

 Long-term obligations                                                    269,449      329,528
 Other noncurrent liabilities                                              30,554       29,605
 Deferred income taxes                                                     28,975       21,095

 Stockholders' equity:
    Preferred stock, $.01 par value; Authorized,
       10,000 shares; Issued, none                                             --           --
    Class A common stock, $.01 par value;
      Authorized, 49,500 shares;
      Issued (1995 - 29,451; 1994 - 29,434)                                   295          294
    Class B common stock, $.01 par value;
       Authorized, 500 shares, Issued (1995 - 9;
        1994 - 0)                                                              --           --
    Additional paid-in capital                                            258,336      269,229
    Retained earnings                                                      73,387       53,917
    Foreign currency translation adjustment                                (1,137)      (1,207)
                                                                         --------     ---------
                                                                          330,881      322,233



 Commitment and contingencies                                                 --           --
                                                                         --------     --------
                                                                         $776,181     $810,649
                                                                         ========     ========





          See accompanying notes to consolidated financial statements.

                      (This page intentionally left blank)

                               SEALY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        SUCCESSOR                                PRE-SUCCESSOR
                                                     ---------------------------------------------------         -------------
                                                         YEAR              YEAR             TEN MONTHS            TWO MONTHS
                                                        ENDED              ENDED              ENDED                  ENDED
                                                      NOV. 30, 1995     NOV. 30, 1994      NOV. 30, 1993         JAN. 31, 1993
                                                     --------------    --------------     --------------         -------------
 Net sales                                                $653,942           $697,664          $579,704               $103,492
                                                          --------           --------          --------               --------
 Cost and expenses:

    Cost of goods sold                                     359,239            372,466           305,613                 57,110
    Selling, general and administrative
      (including provisions for bad debts
       of $812, $1,625, $1,354 and $265,
       respectively)                                       219,847            211,913           180,178                 33,692
    Performance share plan                                 (13,260)             9,681             2,204                    905
    Amortization of intangibles                             14,056             14,060            11,780                  2,473
    Interest expense, net                                   31,018             33,454            31,218                  6,675
                                                          --------           --------          --------               --------
 Income before income taxes and
  extraordinary item                                        43,042             56,090            48,711                  2,637
 Income taxes                                               23,572             26,898            21,067                  1,660
                                                          --------           --------          --------               --------
    Income before extraordinary item                        19,470             29,192            27,644                    977

 Extraordinary loss from early
  extinguishment of debt (net of
  income taxes of $1,504)                                       --                 --             2,919                     --
                                                          --------           --------          --------               --------
          Net income                                      $ 19,470           $ 29,192          $ 24,725               $    977
                                                         =========          =========         =========               ========
 Earnings per common share:
    Income before extraordinary item                     $     .65          $     .95         $     .91               $    .03
    Extraordinary loss                                          --                 --              (.10)                    --
                                                          --------           --------          --------               --------
           Net income                                    $     .65          $     .95         $     .81               $    .03
                                                         =========          =========         =========               ========

 Weighted average number of common
    shares and equivalents outstanding
    during period                                           30,143             30,878            30,496                 30,062




                See accompanying notes to financial statements.

                              SEALY CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (IN THOUSANDS)



                                         CLASS A             CLASS B                                      FOREIGN
                                    -----------------     ----------------   ADDITIONAL     RETAINED      CURRENCY
                                    COMMON      STOCK     COMMON    STOCK      PAID-IN      EARNINGS    TRANSLATION
                                    SHARES      AMOUNT    SHARES    AMOUNT     CAPITAL     (DEFICIT)     ADJUSTMENT         TOTAL
                                    ------      ------    ------    ------   ---------      --------     ----------         -----
 PRE-SUCCESSOR

 November 30, 1992                  29,459        $295       --         --     $210,010     $(29,581)       $(1,519)       $179,205
   Net income                           --          --       --         --           --          977             --             977
   Performance share plan               --          --       --         --          905           --             --             905
   Foreign currency translation         --          --       --         --           --           --            462             462
                                    ------        ----      ---    -------    ---------   ----------       --------       ---------
 January 31, 1993                   29,459        $295       --         --     $210,915     $(28,604)       $(1,057)       $181,549
                                    =======       ====   ======     ======     ========    =========     ==========       =========


 SUCCESSOR
 February 1, 1993 (reflects the
    purchase of 27,630 common
    shares in connection with the
    Acquisition)                    29,459        $295       --         --     $259,854           --             --        $260,149
   Net income                           --          --       --         --           --      $24,725             --          24,725
   Performance share plan               --          --       --         --        2,204           --             --           2,204
   Valuation adjustment on
     common stock and warrants
     subject to repurchase              --          --       --         --       (1,483)          --             --          (1,483)
   Repurchase of management
     stock, net of stock options
     exercised                          (2)         --       --         --            6           --             --               6
   Foreign currency translation          --         --       --         --                         -        $(1,256)         (1,256)
                                    ------        ----       ---    -------    ---------   ----------       --------       ---------
 November 30, 1993                  29,457         295       --         --      260,581       24,725         (1,256)        284,345
   Net income                           --          --       --         --           --       29,192             --          29,192
   Performance share plan                           --       --         --        9,681           --             --           9,681
   Valuation adjustment on
     common stock and warrants
     subject to repurchase              --          --       --         --       (1,065)          --             --          (1,065)
   Repurchase of management
     stock, net of stock options
     exercised                         (23)         (1)      --         --           32           --             --              31
   Foreign currency translation         --          --       --         --           --           --             49              49
                                    ------        ----       ---    -------    ---------   ----------       --------       ---------
 November 30, 1994                  29,434         294       --         --      269,229       53,917         (1,207)        322,233
   Net income                           --          --       --         --           --       19,470             --          19,470
   Performance share plan               --          --       --         --      (13,260)          --             --         (13,260)
   Management stock award               10           1       --         --           --           --             --               1
   Valuation adjustment on
     common stock and warrants
     subject to repurchase              --          --       --         --        2,300           --             --           2,300
   Stock options exercised               7          --       --         --           67           --             --              67
   Warrants exercised                   --          --        9         --           --           --             --              --
   Foreign currency translation         --          --       --         --           --           --             70              70
                                    ------        ----       ---    ------     --------   ----------        -------        --------
 November 30, 1995                  29,451        $295        9         --     $258,336    $  73,387        $(1,137)       $330,881
                                    ======        ====       ===    ======     ========   ==========        =======        ========


                                    See accompanying notes to consolidated financial statements.


                                                                       20

                               SEALY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        SUCCESSOR                               PRE-SUCCESSOR
                                                  ----------------------------------------------------------   ----------------
                                                          YEAR                YEAR            TEN MONTHS          TWO MONTHS
                                                         ENDED               ENDED               ENDED               ENDED
                                                     NOV. 30, 1995        NOV. 30, 1994      NOV. 30, 1993       JAN. 31, 1993
                                                   -----------------    ----------------   -----------------    --------------

 Operating activities:
    Net income                                          $   19,470          $  29,192            $ 24,725           $    977
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
       Depreciation                                         10,144              9,512               7,275              1,869
       Loss on disposal of assets                              813                444                  --                 --
       Non cash interest expense                                --                 --               4,157              2,664
       Non cash stock incentive expense                    (13,260)             9,681               2,204                905
       Deferred income taxes                                11,974              3,473              17,000                321
       Extraordinary loss                                       --                 --               2,919                 --
       Amortization of:
         Intangibles                                        14,056             14,060              11,780              2,473
         Debt issuance cost                                  3,136              3,248               2,394                202
      Other, net                                            (1,502)              (142)              3,410                224
      Changes in:
         Accounts receivable                                (3,975)            (6,185)              3,131             (1,024)
         Inventories                                         7,267               (878)             (2,156)            (1,425)
         Prepaid expenses                                      952                556                (743)              (164)
         Accounts payable/accrued expenses/
            other noncurrent liabilities                    14,252              6,030               6,559             (8,299)
                                                            ------            -------             -------            --------
               Net cash provided by (used in)
                  operating activities                      63,327             68,991              82,655             (1,277)
                                                           -------             ------             -------            --------
 Investing activities:
    Purchase of property, plant and                        (11,804)           (12,753)            (10,413)            (3,330)
      equipment
    Proceeds from disposal of property,
      plant and equipment                                    7,468              1,659               1,992                248
                                                           -------            -------             -------            -------
               Net cash used in investing activities        (4,336)           (11,094)             (8,421)            (3,082)
                                                           --------           --------            --------           --------
 Financing activities:
    Proceeds from 1993 Credit Agreement
       and sale of 9 1/2% Senior Subordinated
       Notes due 2003                                           --                 --             450,000                 --
    Repayment of Old Credit Agreement and
       12.4% Senior Subordinated Notes
       due 2001                                                 --                 --            (433,320)                --
    Repayment of long-term obligations, net                (62,952)           (56,290)            (63,468)             2,667
    Debt issuance costs                                         --               (858)            (17,557)                --
    Management investor redemptions                             --               (359)                (27)                --
                                                          --------           ---------          ---------          ---------
               Net cash (used in) provided by
                  financing activities                     (62,952)           (57,507)            (64,372)             2,667
                                                          ---------           --------            --------             -----
 Change in cash and cash equivalents                        (3,961)               390               9,862             (1,692)
 Cash and cash equivalents:
    Beginning of period                                     21,309             20,919              11,057             12,749
                                                           -------           --------            --------            -------
    End of period                                          $17,348           $ 21,309            $ 20,919            $11,057
                                                           =======           ========            ========            =======

 Supplemental disclosures:
    Taxes paid, net                                      $   9,405          $   9,215           $   3,549          $     895
    Interest paid, net                                    $ 28,670           $ 31,198            $ 26,295           $  1,037



          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

(a)  BUSINESS
     --------

    Sealy Corporation (the "Company"), is engaged in the home furnishings business and produces mattresses, boxsprings and bedroom furniture. Substantially all of the Company's trade accounts receivable are from retail businesses. Sales to Sears, Roebuck & Co., previously the Company's largest customer, were approximately 4%, 8%, 12% and 17% of total net sales for the years ended November 30, 1995 and 1994, the ten months ended November 30, 1993 and the two months ended January 31, 1993 (the "Reporting Periods"). The Company recognizes revenue upon shipment of goods to customers.

(b)  PRINCIPLES OF CONSOLIDATION
     ---------------------------

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c)  CASH AND CASH EQUIVALENTS
     -------------------------

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

    The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective-interest method over the lives of the related debt.

(f)  NET EARNINGS PER COMMON SHARE
     -----------------------------

    Net earnings per common share is based upon weighted average number of shares of the Company's common stock and common stock equivalents outstanding for the periods presented. Common stock equivalents included in the computation, using the treasury stock method, represent shares issuable upon the assumed exercise of warrants, stock options and performance shares that would have a dilutive effect in periods in which there were earnings.

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

(h) ADVERTISING COSTS
    -----------------

    The Company expenses all advertising costs as incurred. Advertising expenses for the Reporting Periods amounted to $92,726, $83,726, $67,319 and $12,305, respectively.

(i) ACCOUNTING PRONOUNCEMENTS
    -------------------------

    In March 1995, the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. These pronouncements are effective for fiscal year 1997. The Company intends to implement the pronouncements when effective. The impact of these pronouncements has not been assessed.

(j)  RECLASSIFICATION
     ----------------

    Certain reclassifications of previously reported financial information were made to conform to the 1995 presentation.

(2)  BASIS OF ACCOUNTING

    On February 12, 1993, Zell/Chilmark Fund, L.P. ("Zell/Chilmark") led an investor group which purchased the 93.6% equity interest in the Company held by MB L.P. I, an affiliate of The First Boston Corporation, for a cash purchase price of $250 million (the "Acquisition").

    The Company employed the purchase method of accounting for the Acquisition. The consolidated financial statements as of November 30, 1995 and 1994 and for the years ended November 30, 1995 and 1994 and the ten months ended November 30, 1993, reflect an allocation of the sum of the total consideration paid in the Acquisition for the approximately 94% equity interest and the remaining 6% equity interest valued at historical book value (collectively, the "New Basis"). A summary of the New Basis follows:

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

                               SEALY CORPORATION

     The New Basis in excess of historical book value of the identifiable net assets acquired is as follows:

       Total New Basis                                                    $260.1
       Less historical net book value                                      181.5
                                                                          ------
            Excess New Basis allocated to net assets                      $ 78.6
                                                                          ======
     The excess New Basis has been allocated as follows:

       Increase (decrease) in net assets:

       Property, plant and equipment                                     $  (4.0)
       Deferred taxes                                                       69.9
       Other, net                                                           (6.7)
       Goodwill, net                                                        19.4
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

    As a result of the required purchase accounting adjustments, the post-Acquisition financial statements as of and for the years ended November 30, 1995 and 1994 and as of and for the ten months ended November 30, 1993, (the "Successor Financials") are not comparable to the pre-Acquisition financial statements for the two months ended January 31, 1993 (the "Pre-Successor Financials").

(3)  INVENTORIES

    Inventories are valued at cost not in excess of market, using the first-in, first-out (FIFO) method. The major components of inventory as of November 30, 1995 and 1994 were as follows:

                                                 1995           1994
                                                -------        -------
                                                     (IN THOUSANDS)
              Raw materials                     $19,861        $25,185
              Work in process                    11,195         12,030
              Finished goods                      4,300          5,408
                                                -------        -------
                                                $35,356        $42,623
                                                =======        =======



                               SEALY CORPORATION

(4)  LONG-TERM OBLIGATIONS

Long-term debt as of November 30, 1995 and 1994 consisted of the following:

                                                                    1995                  1994
                                                                --------------      ----------------
                                                                         (IN THOUSANDS)
 1994 Restated Credit Agreement:
    Revolving Credit Facility                                             --              $   14,000
    Term Loan Facility                                            $   85,000                 130,000

 9 1/2% Senior Subordinated Notes                                    200,000                 200,000
 Other                                                                 1,937                   5,889
                                                                   ---------               ---------
                                                                     286,937                 349,889

 Less current portion                                                 17,488                  20,361
                                                                   ---------               ---------
                                                                    $269,449                $329,528
                                                                    ========                ========


         On May 7, 1993, the Company completed a refinancing plan (the "Refinancing"), which consisted of (i) the sale of $200.0 million of 9 1/2% Senior Subordinated Notes Due 2003 (the "Notes") pursuant to a public offering,
(ii) the application of $194.5 million of net proceeds therefrom to redeem all of the then outstanding 12.4% Senior Subordinated Notes of the Company Due 2001 (approximately $139.6 million), and to reduce amounts outstanding under the Company's existing credit agreement prior thereto and (iii) the execution of a new secured credit agreement (the "1993 Credit Agreement"). During May 1993, the Company recorded a $2.9 million extraordinary loss, net of income tax of $1.5 million, representing the remaining unamortized debt issuance costs related to the long-term obligations repaid as a result of the Refinancing.

         On May 27, 1994, the Company entered into a restated secured credit agreement (the "1994 Credit Agreement") with a majority of its then current group of senior lenders (the "Senior Lenders"), which modified the terms of the 1993 Credit Agreement by reducing the amounts under its existing term loan facilities thereunder from an aggregate of $250 million to a single facility of $150 million (the "Term Loan Facility") and by increasing the amount available under its existing revolving credit facility thereunder from $75 million to $125 million (the "Revolving Credit Facility"). The Revolving Credit Facility provides sublimits for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

    Under the terms of the 1994 Restated Credit Agreement, the Company is required to make certain mandatory principal payments of the Term Loan
Facility in the event of the sale of any of the Company's principal operating subsidiaries, certain sales of assets, sales of stock and issuances of new debt securities and in certain other circumstances. In addition, the Company is permitted to make voluntary prepayments. During each of the years ended November 30, 1995 and 1994, the Company made scheduled principal payments aggregating $20 million. During the year ended November 30, 1995, the Company made voluntary prepayments aggregating $25 million. These prepayments were applied pro rata against the remaining mandatory payments. The Term Loan Facility amortizes according to the following revised schedule:

                      Fiscal Year                    Annual Amounts to be Amortized
                      -----------                    ------------------------------
                                                             (in thousands)
                           1996                             $ 17,159
                           1997                               19,953
                           1998                               23,944
                           1999                               23,944
                                                            --------
                                                            $ 85,000
                                                            ========

                               SEALY CORPORATION

    In addition, the outstanding principal amount of the Revolving Credit Facility must not exceed $75 million for thirty consecutive calendar days in the period beginning September 1 and ending December 31 during each year. The Company has met this requirement for calendar years 1995 and 1994. The Company is also subject to certain affirmative and negative covenants under both the 1994 Credit Agreement and the 1993 indenture, including, without limitation, requirements and restrictions with respect to capital expenditures, dividends, working capital, net worth and other financial ratios.

    At November 30, 1995, the Company had approximately $112 million available under the Revolving Credit Facility, with no outstanding balance and Letters of Credit issued totaling approximately $13 million. Under the terms of the 1994 Restated Credit Agreement, the Company is initially obligated to pay a commitment fee rate of 0.375% per annum on the unused portion of the Revolving Credit Facility. The fee, which is payable quarterly in arrears, is reduced or increased depending on certain financial ratios.

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

    The applicable margin is zero for the Floating Rate option and 1.25% for the Eurodollar Rate option. The applicable margin is reduced or increased depending on certain financial ratios. At November 30, 1995, the weighted average interest rate on the Term Loan Facility was 7.2%.

    In addition, certain other provisions of the 1994 Credit Agreement were amended to provide more flexibility to the Company relating to, among other things, investments, capital expenditures and incurrence of debt.

    The 1994 Credit Agreement requires that interest rate protection be maintained on an aggregate notional amount at least equal to 50% of outstanding Term Loan Facility from inception through at least May 7, 1996.

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

                               SEALY CORPORATION

(5)  LEASE COMMITMENTS

    The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at November 30, 1995.

                                             COMMITMENTS UNDER
                                       -----------------------------
                                                                           SUBLEASE
         YEAR ENDED                     OPERATING       CAPITALIZED          RENTAL
         NOVEMBER 30,                     LEASES           LEASES            INCOME
         ------------                   ---------         --------           ------
                                                  (IN THOUSANDS)

         1996                           $  6,124          $  375              $153
         1997                              4,785             373               153
         1998                              3,677             371               102
         1999                              1,856             349                 -
         2000                              1,263             335                 -
         Later years                       3,332             418                 -
                                        --------         -------           -------
                                         $21,037           2,221              $408
                                         =======                              ====
Less amount representing interest                            434
Present value of minimum lease payments                  -------
  of capitalized leases                                   $1,787
                                                          ======


         At November 30, 1995, property, plant and equipment included approximately $2.1 million of aggregate cost and $0.2 million of accumulated depreciation related to assets under capitalized leases.

         Rental expense charged to operations is as follows:

                                                      SUCCESSOR                             PRE-SUCCESSOR
                               ------------------------------------------------------  --------------------
                                     Year              Year            Ten Months           Two Months
                                    Ended              Ended              Ended                Ended
                                 Nov. 30, 1995     Nov. 30, 1994       Nov. 30, 1993       Jan. 31, 1993
                               ---------------   ----------------    ----------------     --------------

                                                              (in thousands)
 Minimum rentals                     $9,084             $8,625              $7,580                $1,516
 Contingent rentals (based
    upon delivery
    equipment mileage)                  809              1,361                 775                   155
                                     ------            -------              ------                ------

                                     $9,893             $9,986              $8,355                $1,671
                                     ======             ======              ======                ======


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

         Prior to fiscal year 1995, the Company issued options under the 1989 Plan totaling 5,400 Shares (net of subsequent forfeitures), all of which are exercisable on or after November 30, 1994. Any unexercised

                               SEALY CORPORATION
options terminate on the tenth anniversary of the date of grant or earlier, in connection with termination of employment. The exercise price for all 1989 Plan options as of November 30, 1995 is $50.00 per Share. No 1989 Plan options have been exercised since the date of grant.

         Outstanding options under the 1992 Plan are as follows: 55,000 granted in June, 1992 with an exercise price of $7.52 per Share; 64,000 granted in June, 1993 with an exercise price of $9.05 per Share; 72,000 granted in June, 1994 with an exercise price of $13.48 per Share; and 92,000 granted in June, 1995 with an exercise price of $15.95 per Share. The 1992 Plan options are exercisable 25% upon grant and 25% per year thereafter. The exercise price is equal to the estimated fair value of the Company's stock at the date of grant. 1992 Plan options totaling 11,350 shares were exercised during the Reporting Periods. At November 30, 1995, options for 162,000 Shares issued under the 1992 Plan are exercisable.

         During Fiscal 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994 and June 27, 1995. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4%, which became the fixed exercise price for all such options. Options issued thereafter, if any, will be exercisable over their term at the fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 50,000 Shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per Share, which now have a fixed exercise price of $9.41 per Share. No options under the 1993 Plan have been exercised. The 1993 Plan was amended on June 27, 1995 to provide for the grant of an additional option to purchase 5,000 Shares to each eligible director and thereafter providing for the automatic annual grant of an option to each eligible director to purchase an additional 5,000 Shares at fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 5,000 Shares to each eligible director in fiscal 1995 with a fixed exercise price of $15.95 per Share.

(7)  INCOME TAXES

         As discussed in Note 1(g), the Company adopted Statement 109 effective February 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense attributable to income from continuing operations consists of:

                                                                    SUCCESSOR                                PRE-SUCCESSOR
                                            ---------------------------------------------------------        --------------
                                                  Year                 Year              Ten Months            Two Months
                                                  Ended                Ended               Ended                 Ended
                                              Nov. 30, 1995        Nov. 30, 1994        Nov. 30, 1993         Jan. 31, 1993
                                            -----------------    -----------------    ----------------       --------------
                                                                              (in thousands)
              Current:
                 Federal                            $6,384              $15,650                  --                $    674
                 State and local                     1,404                3,287         $       589                      28
                 Canada and Common-
                   wealth of Puerto Rico             3,810                4,488               3,478                     637
                                                   -------             --------              ------                  ------
                                                    11,598               23,425               4,067                   1,339
              Deferred                              11,974                3,473              17,000                     321
                                                   -------             --------              ------                  ------
              Income tax expense                   $23,572              $26,898             $21,067                  $1,660
                                                   =======              =======             =======                  ======


         Income before income taxes from Canadian operations amount to $7,247, $8,720, $7,255 and $1,140 for the Reporting Periods.

                               SEALY CORPORATION

         The differences between the effective tax rate and the statutory U.S. Federal income tax rate are explained as follows:

                                                                     SUCCESSOR                                     PRE-SUCCESSOR
                                    -----------------------------------------------------------------------       ---------------

                                             Year                    Year                  Ten Months                Two Months
                                            Ended                    Ended                   Ended                     Ended
                                         Nov. 30, 1995           Nov. 30, 1994           Nov. 30, 1993              Jan. 31, 1993
                                       ---------------         -----------------       -----------------           --------------
 Income tax expense  (benefit)
    computed at statutory U.S.
    Federal income tax rate                  35.0%                    35.0%                    35.0%                      34.0%
 State and local income taxes,
    net of Federal tax benefit                4.5                      4.6                      4.3                        2.0
 Permanent differences
    resulting from purchase
    accounting                                9.6                      7.4                      5.4                       20.6
 Foreign tax rate differential
    and effects of foreign
    earnings repatriation                     5.4                      1.5                      1.3                        6.3
 Other items, net                             0.3                     (0.5)                    (2.8)                        --
                                            -----                     -----                    -----                    ------
                                             54.8%                    48.0%                    43.2%                      62.9%
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

    At November 30, 1995, 1994 and 1993, the total deferred tax assets were $23,689, $32,600 and $44,464, respectively, total deferred tax liabilities were $41,052, $37,989 and $33,257, and the valuation allowance was $0, $0 and $13,123. The significant components of the deferred tax assets were accrued salaries and benefits of $9,462, $14,523 and $11,699 and net operating loss carryforwards of $4,796, $6,475 and $19,579, and the deferred tax liabilities relating to property, plant and equipment were $26,929, $27,098 and $26,439 and intangible assets of $13,913, $10,126 and $7,154.

    The future usage of net operating losses generated prior to November 6, 1991 will be substantially limited as to annual usage due to a recapitalization that occurred on that date. The Company has net operating loss carryforwards of approximately $11 million for U.S. Federal income tax purposes. These losses cannot be carried back against income of prior periods, and will expire, if not utilized, by the year 2008.

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

(8)  RETIREMENT PLANS

    Substantially all employees are covered by profit sharing plans, where specific amounts are set aside in trust for retirement benefits. The total profit sharing expense was $5.4 million, $5.3 million, $4.0 million and $0.8 million for the Reporting Periods, respectively.

(9)  WARRANTS

  SERIES A AND SERIES B WARRANTS
  ------------------------------

    Series A and Series B Warrants (collectively, "Restructure Warrants") were issued under a Warrant Agreement dated as of November 6, 1991 between the Company and its subsidiary, Sealy, Inc., as warrant

                               SEALY CORPORATION
agent. The Restructure Warrants, when exercised, will entitle the Holder thereof to receive one Share in exchange for the exercise price of $16.00 per Share for Series A warrants and $22.50 per Share for Series B warrants, subject to adjustment under certain circumstances. The Series A and Series B Warrants are exercisable into 4,288,700 and 1,649,500 Shares, respectively.

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

MERGER WARRANTS
---------------

    Merger Warrants were issued under a Warrant Agreement ("Agreement") dated as of August 1, 1989 between the Company and Society National Bank, as successor warrant agent. Each Merger Warrant, when exercised, will entitle the holder thereof to receive one fiftieth of one share of Class B Common Stock ("Warrant Shares") of the Company in exchange for the exercise price of $.01 per share, subject to adjustment under certain circumstances.

    The Merger Warrants became exercisable subsequent to August 9, 1995. As a result of exercised Merger Warrants, 8,590 shares of Class B Common Stock were issued in fiscal 1995.

    The Merger Warrants also provided that within 90 days after August 9, 1994 (or sooner, under certain circumstances), the Company would offer to repurchase for cash all outstanding Merger Warrants and shares issued under such Agreement in a single transaction ("Repurchase Offer") at a purchase price as defined in Agreement, provided certain conditions were met and the Company was permitted by its existing debt agreements. Because the Company's 1994 Restated Credit Agreement does not allow a repurchase offer, the Company cannot offer to purchase the Merger Warrants.

    The Company is required to offer to repurchase the Merger Warrants and Warrant Shares upon the removal of any limitations to repurchase or upon the occurrence of certain other events. Merger Warrants and Warrant Shares are, therefore, not considered to be a part of the Company's stockholders' equity but, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. Authorized Merger Warrants at November 30, 1995 are exercisable into an aggregate of 203,910 shares of Class B Common Stock.

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

(11)  PERFORMANCE SHARE PLAN

    Effective April 1, 1992, the Company adopted a Performance Share Plan ("Plan") for certain employees of the Company. Under the Plan, the Board of Directors may approve the issuance of up to 3.0 million performance share units each representing the right to receive up to one Share if the Company meets specified cumulative operating cash flow targets over the five-year period ending November 30, 1996. As of November 30, 1995, there are 2.5 million performance share units outstanding under the Plan which represent the right to receive Shares having an estimated fair value of $6.3 million. The performance share units vest

                               SEALY CORPORATION
over the five years ending November 30, 1996 and, as of November 30, 1995, none of the units were convertible into Shares.

    The Plan is a variable stock compensation plan pursuant to which the fair value of Shares issuable under the Plan will be recorded as compensation expense over the Plan's five-year term ending November 30, 1996. In addition to the annual amount of compensation expense under the Plan, such amount will be adjusted to give cumulative effect to any change in the amount of non-cash compensation expense previously recorded in prior reporting periods, resulting from subsequent increases or decreases in the fair value of the Shares or the number of performance share units outstanding since such reporting period and to any change in management's estimate of its ability to achieve the cumulative operating cash flow targets as defined in the Plan. The Company recorded a $13.3 million credit to non-cash compensation expense under the Plan for the year ended November 30, 1995. For the year ended November 30, 1994, the ten months ended November 30, 1993 and the two months ended January 31, 1993, the Company recorded $9.7 million, $2.2 million and $0.9 million, respectively, of non-cash compensation expense under the Plan. To the extent that the fair value of the Shares or the number of performance share units outstanding increases or decreases, or for any change in management's estimate of its ability to achieve the cumulative operating cash flow targets, such non-cash expense will also increase or decrease in future reporting periods through November 30, 1996.

(12)  SUMMARY OF INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                     NET EARNINGS
                                                            GROSS            NET      PER COMMON
                                             NET SALES      PROFIT          INCOME      SHARE
                                           -----------   ------------     ---------  --------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         1994:
           First quarter                      $155,607       $ 73,274      $  5,145      $   .17
           Second quarter                      176,751         82,550         8,612          .28
           Third quarter                       193,624         91,418        13,462          .44
           Fourth quarter                      171,682         77,956         1,973          .06

         1995:
           First quarter                      $149,895        $66,744         $(216)       $(.01)
           Second quarter                      153,189         67,170         4,735          .15
           Third quarter                       179,880         83,848         8,231          .27
           Fourth quarter                      170,978         76,941         6,720          .22


      During the fourth quarter of Fiscal 1994, the Company recorded an additional non-cash charge of $5.4 million in connection with the Company's Performance Share Plan. During the second, third and fourth quarters of Fiscal 1995, the Company recorded non-cash credits of $4.6 million, $2.7 million and $7.4 million, respectively, in connection with the Company's Performance Share Plan.

(13)  CONTINGENCIES

    In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP") pursuant to which the Company and such subsidiary agreed to conduct soil and groundwater sampling to determine the extent of environmental contamination at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that its manufacturing processes were a source of the contaminants found to exist above regulatorily acceptable levels in the groundwater. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO. In March 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders

                               SEALY CORPORATION
under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs.

    In March 1995, the DEP approved the Company's soil/remediation plans and in June, 1995, the Company's groundwater remediation plans, which include additional monitoring by the Company and, depending upon the results of such monitoring, the possible installation of a groundwater containment system. By a November 15, 1993 letter, DEP postponed any required activity by the Company to delineate and/or remediate contaminants in the fractured bedrock located on the site, which DEP previously had requested the Company to undertake, and which DEP could attempt to impose in the future. Because of the nature of certain of the contaminants, their geological location in and porosity of the fractured bedrock, the Company and its consultant are unaware of any accepted technology for successfully remediating the contamination either in the shallow groundwater or the fractured bedrock. Thus, the groundwater remediation plan proposes no remedial activity regarding groundwater in the fractured bedrock.

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

(14) FINANCIAL INSTRUMENTS

    Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Term Loan Facility approximates fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the 9 1/2% Senior Subordinated Notes, based on a quoted market price, was $198 million and $187 million at November 30, 1995 and 1994, respectively.

                      (This page intentionally left blank)

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company's directors:

LYMAN M. BEGGS

         Mr. Beggs, age 57, since August 24, 1992 has been Chairman, President and Chief Executive Officer of the Company. From 1991 until joining the Company, Mr. Beggs was President and Chief Executive Officer of Topco Associates, a privately-held, national retail food cooperative with annual sales in excess of $3 billion. Previously, Mr. Beggs was President of the $300 million Norelco Consumer Products Division of North America Philips Corporation.

GEORGE L. DAVIS

         Mr. Davis, age 61, since February 12, 1993 has been a director of the Company. Mr. Davis is, and since October 1990 has been, President and Chief Executive Officer of Scarborough Partners, Inc., consultants to the financial services industry. From November, 1993 to December, 1995, Mr. Davis was Chairman and Chief Executive Officer of Banco de Venezuela, Inc., Miami,
Florida.   From December, 1991 to November, 1992, Mr. Davis was also President of First American Bankshares Inc. Previously, since 1987, Mr. Davis was Group Executive, North America, for Citibank, N.A., a subsidiary of Citicorp.

CHRISTIE A. HEFNER

         Ms. Hefner, age 43, since June 23, 1993 has been a director of the Company. Ms. Hefner is, and since November 1988 has been, Chairman and Chief Executive Officer of Playboy Enterprises, Inc.

JAMES W. JOHNSTON

         Mr. Johnston, age 49, since March 4, 1993 has been a director of the Company. Mr. Johnston is, and has been since 1993, Chairman of R.J. Reynolds Tobacco International, Inc. Since 1989, Mr. Johnston has been Chairman and Chief Executive Officer of R.J. Reynolds Tobacco Company, the domestic tobacco subsidiary of RJR Nabisco, Inc. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. Mr. Johnston is also a director of The Wachovia Corporation, RJR Nabisco, Inc. and RJR Nabisco Holdings Corp.

ROLF H. TOWE

         Mr. Towe, age 57, since July 10, 1991 has been a director of the Company. Mr. Towe is, and since April 1991 has been Vice President of Clipper Asset Management Group, the sole general partner of The Clipper Group L.P., a Delaware limited partnership, which managed the investments of MBLP in the Company until the Acquisition; and, since 1989, has been Chairman of Executive Partner Limited, a management advisory firm. Mr. Towe is also a director of The American Heritage Life Insurance Company, Long John Silver's Restaurants, Inc., G.S. Blodgett Corporation and the Jack Morton Company.

SAMUEL ZELL

         Mr. Zell, age 54, since February 12, 1993 has been a director of the Company. Mr. Zell is, and since 1981 has been Chairman of the Board of Equity Financial and Management Company and, since 1986 has been Chairman of the Board of Equity Group Investments, Inc., two privately owned affiliated investment and management companies; is, and since mid-1990 has been, one of two individuals (the other being Mr. David

Schulte) who act as general partners of the general partner of Zell/Chilmark Fund, L.P.; is, and since 1985 has been, Chairman of the Board of Anixter International, Inc. (formerly known as Itel Corporation until August 31, 1995), a company engaged in the distribution of wiring systems products; is, and since 1983 has been, Chairman of the Board, and from 1990 through 1993 has been Chief Executive Officer and President, of Great American Management and Investment, Inc., a diversified company with interests in manufacturing, agriculture, chemicals and fertilizers and financial services; from 1987 has served as Chairman of the Board of Capsure Holdings Corp. (formerly called Nucorp Inc.), a company engaged in the business of specialty property and casualty insurance; is, and since 1992 has been, Co-Chairman of Revco D.S., Inc., a company that operates a chain of retail drugstores; is, and since 1993 has been, Chairman of the Board of Equity Residential Properties Trust, a self-administered, self-managed equity real estate investment trust; is Chairman of the Board of Falcon Building Products, Inc., a manufacturer and distributor of products for the residential and commercial construction and home improvement markets; and is, and from 1993 to January 1994 has been Co-Chairman, and from January 1994, Chairman of the Board and Chief Executive Officer of Manufactured Home Communities, Inc., a self-administered and self-managed equity real estate investment trust which owns and operates properties in 16 states. Mr. Zell is a member of the board of directors of American Classic Voyages Co., Jacor Communications, Inc., Quality Food Centers, Inc., Revco D.S., Inc., Falcon Building Products, Inc., and the Vigoro Corporation. Prior to October 4, 1991, Mr. Zell was President of Madison Management Group, Inc., which filed a petition under Chapter 11 of the Bankruptcy Code on November 8, 1991.

ROD F. DAMMEYER

         Mr. Dammeyer, age 55, since December, 1995 has been a director of the Company. Mr. Dammeyer is, and since 1993 has been Chief Executive Officer of Anixter International, Inc. (formerly known as Itel Corporation until August 31, 1995) and since 1985 is and has been President and Executive Officer of Anixter International, Inc. Since 1994, he is and has been President and Chief Executive Officer of Great American Management & Investment, Inc. (GAMI) and since 1992 has been a director of GAMI. Mr. Dammeyer is a director of Antec Corporation, Capsure Holdings Corp., Falcon Building Products, Inc., Jacor Communications, Inc., Lukens, Inc., Revco D.S., Inc., The Vigoro Corporation and is a trustee of Van Kampen Merritt, Inc., closed end investment companies. He also serves as director of Kent State University Foundation, the National Advisory Board of Chemical Bank, and is a member of the Economic Club of Chicago.

SHELI Z. ROSENBERG

         Ms. Rosenberg, age 53, since December, 1995 has been a director of the Company. Ms. Rosenberg is and since 1990 has been a director of Anixter International, Inc. (formerly known as Itel Corporation until August 31, 1995), and has been President of the law firm Rosenberg & Liebentritt P.C., and since 1994 has been President and Chief Executive Officer of Equity Group Investments, Inc. and its subsidiary Equity Financial and Management Company, and has been an executive officer and director of Great American Management and Investment, Inc. for more than the past five years. Ms. Rosenberg is a director of Capsure Holdings Corp., Falcon Building Products, Inc., The Vigoro Corporation, American Classic Voyages Co., Revco D.S., Inc. and Industries, Inc.; trustee of Equity Residential Properties Trust; was an Executive officer and director until October 4, 1991 of Madison Management Group, Inc., which filed a petition under the Federal bankruptcy laws in November 1991; and was Vice President of First Capital Benefit Administrators, Inc. which filed a petition under the Federal bankruptcy laws in January 1995.

EXECUTIVE OFFICERS

         The following sets forth the name, age, title and certain other information with respect to the executive and certain other appointed officers of the Company:

EXECUTIVE OFFICERS
------------------

BRUCE G. BARMAN

         Dr. Barman, age 47, since January, 1995 has been Vice President Research and Development of the Company. From 1991 until he joined the Company, Dr. Barman was Vice President-Research and Development of Griffith Laboratories N.A., a custom food products producer for a customer base of major North American food service and food processing companies. From 1988 to 1991, Dr. Barman served as Vice President-Research and Development-Personal Care Products Division of the Weyerhaueser Company.

JOHN G. BARTIK

         Mr. Bartik, age 44, since March, 1995 has been Vice President Tax and Assistant Treasurer of the Company. From 1990 to 1995, he was Treasurer of the Company and from 1985 has served as the Company's Director of Taxation.

LYMAN M. BEGGS

         Mr. Beggs, age 57, since August 24, 1992 has been Chairman, President and Chief Executive Officer of the Company. For further information concerning Mr. Beggs, see "Directors" above.

JEFFREY C. CLAYPOOL

         Mr. Claypool, age 48, since September, 1991 has been Vice President Human Resources of the Company. Previously, Mr. Claypool was employed by Bridgestone/Firestone, Inc., an international tire manufacturer, in various positions, including Vice President Human Resources and Corporate Personnel Manager.

GARY T. FAZIO

         Mr. Fazio, age 45, since 1990 has been Vice President Sales of the Company. Mr. Fazio joined the Company as a general manager in 1981. From 1987 to 1990, he was Regional Vice President of the Company.

DOUGLAS E. FELLMY

         Mr. Fellmy, age 46, since July, 1992 has been Vice President Operations of the Company. Previously, Mr. Fellmy served as Regional Vice President-Operations since April 1990 and also as President of the Components Division since December 1989. Mr. Fellmy has served, since 1971, in numerous other capacities with the Company's Components Division.

THOMAS M. FORMAN

         Mr. Forman, age 50, since June,1994 has been Vice President General Counsel of the Company. Previously, Mr. Forman was President of Forman Venture Capital, Inc. and from 1981 to 1990 held various executive positions with Bridgestone/Firestone, Inc., an international tire manufacturer, most recently as an Executive Vice President and member of the board of directors. Mr. Forman is a director of Olympic Steel, Inc., a NASDAQ-listed steel distribution company.

JESSE E. HOGAN

         Mr. Hogan, age 49, since June, 1994 has been Senior Vice President and Chief Financial Officer of the Company. Previously, from 1992, Mr. Hogan served as President, Columbo Fresh Products, a division of Bongrain, S.A., a worldwide dairy company; from 1991 to 1992 as General Manager of Alta Dena Certified Dairy; and from 1988 to 1991 as Operations Controller of Bongrain, S.A.

DAVID J. MCILQUHAM

         Mr. McIlquham, age 41, since April, 1990 has been Vice
President-Marketing of the Company. Mr. McIlquham served as Vice President-Marketing of Samsonite Corp. (USA) from December, 1988 to March, 1990 and General Manager of Samsonite Canada Ltd. from May, 1987 to December, 1988.

JOHN D. MORAN

         Mr. Moran, age 37, since December, 1990 has been Secretary of the Company. Mr. Moran joined the Company in 1987 and was elected Assistant Secretary.

LARRY J. ROGERS

         Mr. Rogers, age 47, since February,1994 has been Vice President International of the Company. Previously, Mr. Rogers has served, since 1979, in numerous other capacities within the Company's operations, including President-Sealy Canada.

RICHARD F. SOWERBY

         Mr. Sowerby, age 41, since April, 1995 has been Vice President Controller of the Company. Previously, from 1991, Mr. Sowerby served as Corporate Controller of Elliott Company, a manufacturer and servicer of turbo machinery equipment, and from 1990 to 1991 as Vice President-Controller of Sunbeam-Oster Housewares.

RONALD H. STOLLE

         Mr. Stolle, age 47, since March, 1995 has been Vice President and Treasurer of the Company. Previously, from 1987, Mr. Stolle served as Director, Treasury Operations for Reliance Electric Company, a manufacturer of industrial and telecommunication products.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(e) during Fiscal 1995 and Form 5, and amendments thereto, furnished to the Company with respect to Fiscal 1995, the Company is not aware of any person that is subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") with respect to the Company, that has failed to file, on a timely basis, (as disclosed in the aforementioned Forms) reports required by Section 16 (a) of the Exchange Act during Fiscal 1995 or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 30, 1995, 1994 and 1993, of those persons who were, at November 30, 1995 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company for the year ended November 30, 1995 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                           ---------------------------------------     -----------------------------
                                                                                Securities
                                                         Other        Restricted Underlying
     Name and                                            Annual         Stock    Options/     LTIP       All Other
Principal Position   Year   Salary         Bonus      Compensation      Award(s)    SARs     Payouts   Compensation
------------------   ----  --------       -------     ------------    --------------------   -------   -------------

Lyman M. Beggs (a)   1995   $525,336     $    -0-       $75,914(a)      $107,000(b)  --        --        $21,261(c)
  Chairman, Chief    1994    522,918      550,807        78,778(a)            --     --        --         19,569(c)
  Executive Officer
       and           1993    500,016      314,542       117,045(a)            --     --        --         19,240(c)
  President

Jesse E. Hogan       1995    203,830          -0-        28,613(d)            --     --        --         16,402(c)
  Sr. Vice President
        and          1994    100,000       52,811            --               --      --       --            711(c)
  Chief Financial
  Officer            1993         --           --            --               --      --       --             --

Gary T. Fazio        1995    187,765          -0-            --               --     --        --         15,151(c)
  Vice President     1994    178,785       56,136            --               --     --        --         14,457(c)
  -Sales             1993    174,000       34,617            --               --     --        --         14,209(c)

Thomas M. Forman     1995    177,518          -0-            --               --     --        --         14,306(c)
  Vice President
        and          1994     87,500       30,807         1,285(d)            --     --        --            622(c)
  General Counsel    1993         --           --            --               --     --        --             --

Jeffrey C. Claypool  1995    171,753          -0-            --               --     --        --         13,859(c)
  Vice President     1994    164,580       57,786            --               --     --        --         13,308(c)
  -Human Resources   1993    156,000       32,478            --               --     --        --         12,739(c)



(a)      Pursuant to his Employment Agreement (as hereinafter defined),
         Mr. Beggs commenced employment with the Company as of August 24, 1992. Under the terms of his Employment Agreement, Mr. Beggs received $75,914, $78,778 and $117,045 in 1995, 1994 and 1993, respectively, as the result of: (i) the forgiveness of a portion of an equity loan from the Company to Mr. Beggs, reflecting the loss of equity in his previous residence (1995-$45,383; 1994-$47,029; 1993-$44,034);
         (ii) moving expenses (1993-$44,000); (iii) professional fees, personal use of auto, travel and entertainment expenses; and
         (iv) payments to cover Mr. Beggs' tax liabilities on the foregoing items, all as described more fully in "Compensation Pursuant to Plans and Other Arrangements -- Executive Employment
         Agreements."

(b) Such amount reflects the Company's determination of the fair value at the date of grant of 10,000 shares issued to Mr. Beggs as of November 30, 1995 pursuant to his Employment Agreement, which Shares are no longer subject to forfeiture. Although the 1994 Credit Agreement and
         Note Indenture contain restrictions on the Company's ability to pay dividends, if dividends were declared and paid on the Company's Shares, such dividends would be paid on such Shares issued to Mr. Beggs. The Employment Agreement also provides for the future issuance to Mr. Beggs of an additional 90,000 Shares, subject to certain conditions. See "Compensation Pursuant to Plans and Other Arrangements--Executive Employment Agreements." Hence, Mr. Beggs' aggregate stock holdings consist of 110,000 Shares with an estimated fair market value of $1,177,000 at the end of Fiscal 1995. No other Named Executive Officer had any restricted stock holdings at the end of Fiscal 1995.

(c) Represents amounts paid on behalf of each of the Named Executive Officers for the following three respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance, (ii) Company premiums for long-term disability benefits, and (iii) Company contributions to the Company's defined contribution plans. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Beggs: (1995-$3,501, $800, $16,960; 1994- $2,220, $840,
         $16,509; 1993- $2,220, $1,000, $16,020); Mr. Hogan: (1995-$1,334,
         $800, $14,268; 1994-$444, $267, $0); Mr. Fazio: (1995- $1,254, $753,
         $13,144; 1994- $1,191, $751, $12,515; 1993- $1,159, $870, $12,180);
         Mr. Forman: (1995-$1,170, $710, $12,426; 1994-$389, $233, $0); Mr.
         Claypool: (1995-$1,148, $688, $12,023; 1994- $1,096, $691, $11,521;
         1993- $1,039, $780, $10,920).

(d) The amount paid to Mr. Hogan represents reimbursement for moving expenses and the tax liabilities thereon. The amount paid to Mr. Forman represents reimbursement for the cost of medical insurance premiums prior to obtaining coverage through the Company plan.

                 LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                  Performance
                                  Number of       or Other
                                Shares, Units    Period Until
                               or Other Right     Maturity or    Threshold      Target          Maximum
           Name                      (#) (a)        Payout         (#)           (#)              (#)
 --------------------------   ---------------  --------------  -----------   -----------   ------------

 -                                     -----                          ----            --             --
 Lyman M. Beggs                 1,000,000            11/30/96      100,000       417,000      1,000,000

 Gary T. Fazio                    110,000            11/30/96       11,000        45,870        110,000

 Jeffrey C. Claypool               90,000            11/30/96        9,000        37,530         90,000

 Jesse E. Hogan                    90,000            11/30/96        9,000        37,530         90,000

 Thomas M. Forman                  75,000            11/30/96        7,500        31,275         75,000


(a) The Company's Performance Share Plan (the "Plan") effective in 1992 provides for the issuance to key employees of the Company and its subsidiaries (the "Participants") of performance share units ("Performance Shares"), each of which represents the right to receive, without any additional consideration, up to one Share, based on the extent to which the Company achieves specified cumulative operating cash flow ("COCF") targets over the five-year period ending November 30, 1996 (the "Measurement Period"). An aggregate of 2,443,800 Performance Shares, net of forfeitures, have been granted to Participants as of November 30, 1995. The maximum number of Performance Shares authorized to be granted is 3,000,000.

         Generally, the Plan provides that if the Company's COCF for the Measurement Period is $500 million, then each vested Performance Share shall convert into .10 Shares (the "Threshold"); if COCF is $575 million, then each vested Performance Share shall convert into .417 Shares (the "Target"), and if COCF equals or exceeds $650 million, then each vested Performance Share shall convert into one Share (the "Maximum"). If COCF for such period is between $500 million and $650 million, then the conversion ratio will be interpolated on a straight-line basis between the two closest of the three aforementioned target ratios. If COCF is less than $500 million, then all Performance Shares shall be forfeited without conversion. The estimated fair value of one Share on November 30, 1995 was $10.70. In the event that the Company is a party to an acquisition, merger or other significant corporate event or makes an in-kind distribution on any equity security, the COCF targets or ratios may be equitably adjusted to reflect an equivalent value.

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

         Mr. Beggs was granted his Performance Shares in connection with his execution of the Employment Agreement. See "Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements."

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

         Pursuant to the Employment Agreement, Mr. Beggs was granted an aggregate of 200,000 Shares, 100,000 of which were issued as of October 31, 1992 subject to certain forfeiture provisions which lapsed as of November 30, 1995 and 10,000 issued at November 30, 1995. In addition, the following number of additional Shares will be issued if he remains employed by the Company on the dates indicated: November 30, 1996 -- 40,000 shares; and November 30, 1997 -- 50,000 shares. Mr. Beggs also entered into a Stockholder's Agreement with the Company (the "Stockholder's Agreement") in connection with the Employment Agreement, which provides that, prior to the Expiration Date, Mr. Beggs may sell his Shares only after an Initial IPO or approval by the Board of Directors and, after the Expiration Date, the Company shall have certain rights of first refusal with respect to any proposed transfers of Mr. Beggs' Shares (other than to certain permitted transferees). The Stockholder's Agreement also provides that the holders of the Shares issued to Mr. Beggs under the Employment Agreement shall have certain "piggyback" registration rights with respect to such Shares. Mr. Beggs recognized taxable income in 1992 in connection with the Issued Shares and borrowed $279,300 from the Company (the "Stock Loan") to be used in payment of the required withholding taxes. The Stock Loan bears interest at the applicable federal rate in effect on the date of the loan, with all unpaid and outstanding principal and interest due and payable on November 30, 1995. The Stock Loan was repaid in full on February 21, 1995. In addition, Mr. Beggs was granted an award of 1,000,000 Performance Shares, representing the right to receive up to 1,000,000 Shares pursuant to, and subject to the terms of the Plan. See Note (a) to "Long-Term Incentive Plan Awards in Last Fiscal Year."

         Pursuant to the Employment Agreement, Mr. Beggs received relocation expenses and is entitled to health and life insurance and certain other benefits. The Company purchased Mr. Beggs' previous residence from him for $712,500 and sold such residence for $690,000 in February 1993. Mr. Beggs borrowed $157,673 from the Company (the "Equity Loan") upon the purchase of a new home in the Cleveland area, reflecting the loss of equity in his previous residence. Such Equity Loan is interest free to the extent allowed under applicable tax laws and otherwise bears interest at the applicable federal rate. In accordance with the terms of the Employment Agreement, $20,000 of the Equity Loan was forgiven on each of November 30, 1995, 1994 and 1993. In addition, $2,442, $3,256 and $4,070 in interest related to such equity loan was also forgiven on November 30, 1995, 1994 and 1993, respectively, and the Company paid Mr. Beggs an additional $45,383, $47,029 and $44,034, as additional compensation for his tax liability as a result of such forgiveness of indebtedness in each period, respectively. The balance of the Equity Loan has two equal annual payments of principal due on November 30, 1996 and 1997. If Mr. Beggs remains employed by the Company through the date when a payment is due, such indebtedness will be forgiven by the Company and the Company will pay Mr. Beggs an amount necessary to offset any tax liability to him as a result of such forgiveness of indebtedness. If Mr. Beggs voluntarily terminates his employment with the Company, other than for good reason, the remaining balance of the Equity Loan and any accrued interest will become immediately due and payable.

         If Mr. Beggs' employment is terminated prior to the Expiration Date other than for cause, (as defined in the Employment Agreement), death or disability or if Mr. Beggs terminates his employment for good reason, he will continue to receive his base salary until the later of November 30, 1997 or one year, and he will also receive the forgiveness of the Equity Loan, the payment of a portion of any then-applicable bonus on a pro-rata basis and the issuance of the remainder of the unissued Shares noted above. In addition, if Mr. Beggs' employment is terminated prior to the Expiration Date under such circumstances, then the Stockholder's Agreement grants to Mr. Beggs or his representative the right to cause the Company to repurchase all of Mr. Beggs' Shares at their "fair market value" (determined in accordance with the Stockholders' Agreement). In the event that Mr. Beggs' employment is terminated prior to the Expiration Date for "cause" or if he voluntarily terminates his employment other than for "good reason," then the Company shall have the option to repurchase Mr. Beggs' Shares for their "fair market value."

         REMUNERATION OF DIRECTORS. Effective upon the Acquisition, the Company began compensating its directors who are not employees with a retainer at the rate of $30,000 on an annual basis, reduced by $1,000 for each Board meeting not attended, plus $1,000 ($1,250 for Committee Chairmen, if any) for each Committee meeting attended if such meeting is on a date other than a Board meeting date, and incidental expenses in connection with traveling to or attending such meetings. Directors Zell, Dammeyer, Rosenberg, Davis, Towe, Johnston and Hefner are eligible for such remuneration.

         During Fiscal 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994 and June 27, 1995. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4%, which became the fixed exercise price for all such options. Options issued thereafter, if any, will be exercisable over their term at the fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 50,000 Shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per Share, which now have a fixed exercise price of $9.41 per Share. No options under the 1993 Plan have been exercised. The 1993 Plan was amended on June 27, 1995 to provide for the grant of an additional option to purchase 5,000 Shares to each eligible director and thereafter providing for the automatic annual grant of an option to each eligible director to purchase an additional 5,000 Shares at fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 5,000 Shares to each eligible director in Fiscal 1995 with a fixed exercise price of $15.95 per Share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to those holders which, according to the records of the Company, beneficially own more than 5% of the outstanding Shares as of February 20, 1996:


                                                                                         PERCENT OF
                                 NAME                         NUMBER OF SHARES             CLASS (a)
                 ------------------------------------       -------------------            -----
(A)
---

           Zell/Chilmark Fund, L.P.                            26,171,506(b)               88.8%
             Two North Riverside Plaza
             Suite 1500
             Chicago, IL 60606

           The Fulcrum III Limited Partnership                  2,632,773(c)                8.4%(c)
             600 Madison Avenue
             New York, New York 10022

           The Second Fulcrum III Limited Partnership           1,789,667(c)                5.8%(c)
             600 Madison Avenue
             New York, New York 10022

(a) The percent of class calculation assumes that the stockholder for whom the percent of class is being calculated has exercised all Merger and Restructure Warrants (as described in Note 9 of the Notes to the Consolidated Financial Statements) owned by such stockholder and that no other stockholder has exercised any other Merger and Restructure Warrants. Accordingly, the total of the percentages for all the stockholders listed exceeds 100%.

(b) For further information with respect to Zell/Chilmark, see Item 10, "Directors and Executive Officers" and Item 13, "Certain Relationships and Related Transactions."

(c) Assumes the exercise of Restructure Warrants owned by such Partnerships. See Note 9 of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 included herein.

         The following table sets forth certain information with respect to the beneficial ownership of the Shares by each of the directors and Named Executive Officers of the Company and by all directors and executive officers of the Company as a group, as of February 20, 1996:

                                                                    SHARES
         NAME AND ADDRESS OF                                     BENEFICIALLY           PERCENT OF
          BENEFICIAL OWNER                                          OWNED                CLASS(a)
         -------------------                                    --------------           ---------

         Lyman M. Beggs (b)                                          110,000                 **
         Samuel Zell                                              26,171,506 (c)           88.8%
         Rod F. Dammeyer                                          26,171,506 (c)           88.8%
         Sheli Z. Rosenberg                                       26,171,506 (c)           88.8%
         George L. Davis                                              15,000                 **
         Rolf H. Towe                                                 42,630                 **
         James W. Johnston                                            15,000                 **
         Christie A. Hefner                                           15,000                 **
         All directors and executive officers as a group          26,402,973               89.4%

          **   Less than 1%

(a) The percent of class calculation for each of the listed individuals assumes that the stockholder for whom the percent of class is being calculated has exercised all Merger and Restructure Warrants owned by such stockholder and that no other stockholder has exercised any other Merger and Restructure Warrants. Accordingly, the total of the percentages for each of the listed individuals exceeds 100%. However, the total percent of class for all executive officers and directors as a group assumes that each of the executive officers and directors have exercised any Merger and Restructure Warrants beneficially owned by them and that no other stockholder has exercised any other Merger and Restructure Warrants.

(b) Pursuant to the terms of the Employment Agreement, Mr. Beggs may have issued to him an aggregate of 200,000 Shares to the extent he remains in the employ of the Company through November 30, 1997. See
       "Compensation Pursuant to Plans and Other Arrangements--Executive Employment Agreements."

(c) The securities reported herein are beneficially owned by the Zell/Chilmark Fund L.P., a Delaware limited partnership ("Zell/Chilmark"). The sole general partner of Zell/Chilmark is ZC Limited Partnership, an Illinois limited partnership ("ZC Limited"). The sole general partner of ZC Limited is ZC Partnership, a Delaware general partnership. The sole partners of ZC Partnership are CZ Inc., a Delaware corporation, and ZC, Inc., an Illinois corporation. The Samuel Zell Revocable Trust under trust agreement dated January 17, 1990 ("Trust") is the sole shareholder of ZC, Inc. Samuel Zell is the trustee and beneficiary of the Trust and may be deemed to be the beneficial owner of the shares reported herein. One of the limited partners of ZC Limited is COP General Partnership, an Illinois general partnership ("COP"). One of the general partners of COP is COP Seniors General Partnership, an Illinois general partnership ("COP Seniors"). Two of the general partners of COP Seniors are Rod F. Dammeyer and Sheli
       Z. Rosenberg. As a result, Mr. Dammeyer and Ms. Rosenberg may be deemed to be beneficial owners of the securities reported herein.

       The management of ZC Limited, the sole general partner of Zell/Chilmark is conducted through an executive committee. Mr. Dammeyer, Ms. Rosenberg and Mr. Zell are members of the executive committee and as such may share the right to vote or direct the vote and may share the right to dispose or direct the disposition of the securities reported herein and as such may be deemed to be a beneficial owner of the securities reported herein. Mr. Dammeyer, Ms. Rosenberg and Mr. Zell each disclaims beneficial ownership of the securities reported herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       In Fiscal 1995, the Human Resources Committee (which functions as the Compensation Committee) of the Board of Directors consisted of Ms. Hefner and Messrs. Zell, Johnston, Joel Friedland and Towe. Effective December 5, 1995, the Committee consisted of Ms. Hefner, Ms. Rosenberg, Mr. Johnston, Mr. Dammeyer, Mr. Towe and Mr. Zell.

       As part of the Acquisition and pursuant to the Stock Purchase Agreement (defined below), Zell/Chilmark, MBLP and the Company entered into a registration rights agreement relating to the Acquired Shares, including the 27,630 Shares purchased by Mr. Towe. Pursuant to the Stock Purchase Agreement, the holders of a majority of such Acquired Shares have the right to demand, up to five times but no more than once every six months, registration of their Acquired Shares under the Securities Act of 1933 as amended. In addition, under certain conditions, the holders of the Acquired Shares have a right to include some or all of their Acquired Shares in any subsequent registration statement filed by the Company with respect to the sale of Shares. The Company has agreed to bear all expenses associated with any registration statement relating to the Acquired Stares other than any underwriting discounts or commissions, brokerage commissions and fees.

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

STOCK REPURCHASE AGREEMENTS. Certain officers, key employees of the Company and certain former employees of the Company (collectively, the "Management Investors") are the beneficial owners of 63,830 Shares, not including 110,000 Shares held by Mr. Beggs pursuant to his Employment Agreement (the "Management Investors' Shares"). Such Shares were acquired in connection with the LBO pursuant to subscription agreements between the Company and such individuals (the "Subscription Agreements") or subsequently acquired as stock bonuses pursuant to the same Subscription Agreements. The Subscription Agreements provide that the Management Investors' Shares were subject to put options whereby the Company may be required to redeem such Shares at fair market value in the event of a Management Investor's death, disability, or termination of employment under certain circumstances, prior to January 1, 1994, at the option of the Management Investor or his estate. Under certain circumstances, such Shares also are subject to call options whereby the Company, at its option, may purchase such Shares from a Management Investor at fair market value, so long as the Company has not effected a public offering of its common stock, in the event of either (i) a Management Investor's voluntary termination of employment on or before January 1, 1994, or (ii) a Management Investor's termination for cause (as defined). Due to the possibility of repurchase in connection with the put options, such Management Investors' Shares were not considered to be part of the Company's stockholders' equity for periods prior to January 1, 1994. The Subscription Agreements also grant to the Management Investors certain registration rights in the event that the Company (or, in certain circumstances, other investors in the Company) registers any common stock under the Securities Act.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Sealy Corporation and its subsidiaries are included in Part II, Item 8:

                 Sealy Corporation

                 Report of Independent Auditors

                 Consolidated Balance Sheets at November 30, 1995 and 1994

                 Consolidated Statements of Income for the years ended November 30, 1995 and 1994, for the ten months ended November 30, 1993 (Successor Periods), and the two months ended January 31, 1993 (Pre-Successor Period).

                 Consolidated Statements of Stockholders' Equity for the years ended November 30, 1995 and 1994, for the ten months ended November 30, 1993 (Successor Periods) and the two months ended January 31, 1993 (Pre-Successor Period).

                 Consolidated Statements of Cash Flows for the years ended November 30, 1995 and 1994, for the ten months ended November 30, 1993 (Successor Periods) and the two months ended January 31, 1993 (Pre-Successor Period).

                 Notes to consolidated financial statements

(a)(2)   Financial Statement Schedules

                 Schedule VIII -- Valuation Accounts

(a)(3) The exhibits to this report are listed in section (c) of Item 14 below.

(b) A Form 8-K was filed October 11, 1995 reporting that the Board of Directors of the Company approved the change of the Company's fiscal year from one ending on November 30 in each year to a 52-53 week fiscal year. The first such fiscal year shall commence on Friday, December 1, 1995 and shall end on the 53rd Sunday thereafter or Sunday, December 1, 1996. Subsequent fiscal years shall end on the Sunday nearest the last day of November.


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


Exhibit
Number                                     Exhibit Description
------                                     -------------------
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

  4.5       Indenture dated as of November 1, 1991, among Sealy Corporation, certain subsidiaries of Sealy Corporation listed on the signature pages thereto and Ameritrust company National Association.  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991
            (File No. 1-8738.)

  4.6       Stock Subscription Agreement, dated as of March 30, 1989 by and among GGvA Holding Corp. (renamed Sealy Holdings,
            Inc. and merged with and into Sealy Corporation) and the purchasers listed therein.  (Incorporated herein by reference to Exhibit 4.4 to Registration Statement of The Ohio Mattress Holding Company and The Ohio Mattress Company of form S-4,
            File no. 33-29246, filed June 13, 1989.)

  4.7       Management Stock Subscription Agreement, dated as of March 30, 1989 by and among GGvA Holding Corp. (renamed Sealy
            Holdings, and merged with and into Sealy Corporation) and the management purchasers listed therein.  (Incorporated herein by reference to Exhibit 4.5 to Registration Statement of The Ohio Mattress Holding Company on form S-4, File
            No. 33-29246, filed June 13, 1989.)

  4.8       First Supplemental Indenture, dated as of February 12, 1993, by and among Sealy Corporation, certain subsidiaries of
            Sealy Corporation listed on the signature pages thereto as Ameritrust Company National Association (n.k.a. Society
            National Bank). (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended
            November 30, 1992, File No. 1-8738.)

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

  4.12      Amendment No. 1 to Warrant Agreement between Sealy Corporation and Society National Bank as Warrant Agent, dated April
            1, 1995.

  4.13      First Amendment and consent to Restated Secured Credit Agreement, dated May 27, 1994 by and among Sealy Corporation,
            Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America and General
            Electric Capital Corporation, as Managing Agents.


Exhibit
Number                                     Exhibit Description
------                                     -------------------

  4.14      Second Amendment to Restated Secured Credit Agreement, dated May 27, 1994 by and among Sealy Corporation, Certain
            Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America and General Electric
            Capital Corporation, as Managing Agents.

  10.1      Sealy Profit Sharing Plan, Amended and Restated Date: December 1, 1989.

  10.2      Sealy Benefit Equalization Plan, dated December 1, 1994.

 *10.3      Sealy Trust Agreement dated June 1, 1990.  (Incorporated herein by reference to the appropriate exhibit to Sealy
            Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).

 *10.4      The Ohio Mattress Holding Company 1989 Stock Option Plan.  (Incorporated herein by reference to Exhibit 10.16 to
            Annual Report on Form 10-K of The Ohio Mattress Holding Company and The Ohio Mattress Company for the year ended
            November 30, 1989, File No. 33-29246, filed March 2, 1990).

  10.5      Sealy Corporation Bonus Program.

  10.6      Not used.

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

 10.13      Sealy Corporation 1993 Non-Employee Director Stock Option Plan.  (Incorporated herein by reference to the appropriate exhibit to the Form S-1 Registration Statement of Sealy Corporation (File No. 33-59134)).  (As amended by Amendment No.
            1 dated April 6, 1994.)

 10.14      Amendment No. 2 to Sealy Corporation 1993 Non-Employee Director Stock Option Plan, dated June 27, 1995.


Exhibit
Number                                     Exhibit Description
------                                     -------------------
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

--------------------

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

                               SEALY CORPORATION

     SIGNATURE                                                            TITLE
     ---------                                                            -----
By:  /s/  Lyman M. Beggs                           Chairman, President and Chief Executive Officer
    -----------------------------                  (Principal Executive Officer)
       Lyman M. Beggs


Date: February 22, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


/s/  Jesse E. Hogan                                Senior Vice President and                February 22, 1996
------------------------------------               Chief Financial Officer
     Jesse E. Hogan                                (Principal Financial and
                                                   Accounting Officer)

/s/  Samuel Zell                                   Director                                 February 22, 1996
--------------------------------------
     Samuel Zell



/s/  Sheli Z. Rosenberg                            Director                                 February 22, 1996
----------------------------------
     Sheli Z. Rosenberg



/s/  Rod F. Dammeyer                               Director                                 February 22, 1996
---------------------------------
     Rod F. Dammeyer



/s/  George L. Davis                               Director                                 February 22, 1996
------------------------------------
     George L. Davis



/s/  Christie A. Hefner                            Director                                 February 22, 1996
-------------------------------------
     Christie A. Hefner



/s/  James W. Johnston                             Director                                 February 22, 1996
----------------------------------
     James W. Johnston


/s/  Rolf H. Towe                                  Director                                 February 22, 1996
--------------------------------------
     Rolf H. Towe


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   SCHEDULES

                    YEARS ENDED NOVEMBER 30, 1995 AND 1994,
     TEN MONTHS ENDED NOVEMBER 30, 1993, TWO MONTHS ENDED JANUARY 31, 1993


                  FORMING A PART OF ANNUAL REPORT PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K

                                       OF

                               SEALY CORPORATION

                               SEALY CORPORATION

                      SCHEDULE VIII -- VALUATION ACCOUNTS

                    COL. A                              COL. B            COL. C           COL. D         COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                       BALANCE AT                                            BALANCE
                                                        BEGINNING                                            END OF
                DESCRIPTION                            OF PERIOD         ADDITIONS       DEDUCTIONS          PERIOD
--------------------------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)

SUCCESSOR
Fiscal year ended November 30, 1995:
    Allowance for doubtful accounts
      receivable                                           $7,774          $   812           $1,111           $7,475
Fiscal year ended November 30, 1994:
    Allowance for doubtful accounts
      receivable                                           $7,650           $1,625           $1,501           $7,774
Ten months ended November 30, 1993:
    Allowance for doubtful accounts
      receivable                                           $9,683           $1,354           $3,387           $7,650

PRE-SUCCESSOR
Two months ended January 31, 1993:
    Allowance for doubtful accounts
      receivable                                           $9,438           $  265           $   20           $9,683




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

                               SEALY CORPORATION

     SIGNATURE                                                            TITLE
     ---------                                                            -----
By:                                                          Chairman, President and Chief Executive Officer
    ---------------------------------
       Lyman M. Beggs                                        (Principal Executive Officer)


Date: February 22, 1996


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:


                                                   SeniorEVice President and                    February 22, 1996
     Jesse E. Hogan                                Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)


                                                   Director                                     February  22, 1996
---------------------------------
     Samuel Zell


                                                   Director                                     February  22, 1996
---------------------------------
     Sheli Z. Rosenberg


                                                   Director                                     February  22, 1996
---------------------------------
     Rod Dammeyer


                                                   Director                                     February  22, 1996
---------------------------------
     George L. Davis


                                                   Director                                     February  22, 1996
---------------------------------
     Christie A. Hefner


                                                   Director                                     February  22, 1996
---------------------------------
     James W. Johnston


                                                   Director                                     February  22, 1996
---------------------------------
     Rolf H. Towe