Form 10-Q
period 1996-03-03
SEALY CORP
filed 1996-04-16
CIK 748015

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

       For the quarterly period ended:   March 3, 1996

                                     OR
[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to _____________ Commission file number 1-8738
                              ------

                            SEALY CORPORATION  *
        -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       DELAWARE                                          36-3284147
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



 520 PIKE STREET,  SEATTLE, WASHINGTON                                98101
- -----------------------------------------                             -----
(Address of principal executive offices)*                          (Zip Code)


     Registrant's telephone number, including area code   (206) 625-1233


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ------    ------

The number of shares of the registrant's common stock outstanding as of April
10, 1996 was 29,349,739.                                                -----
- --------     ----------

* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

================================================================================

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

Item 1 - Financial Statements

                               SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                       Quarter Ended        Quarter Ended
                                                         March 3,            February 28,
                                                           1996                 1995
                                                      ---------------       ---------------
Net Sales                                                $159,475              $149,895
                                                         --------              --------
Cost and expenses:
   Cost of goods sold                                      89,892                83,945
   Selling, general and administrative                     51,972                52,738
   Amortization of intangibles                              3,515                 3,515
   Interest expense, net                                    7,537                 7,939
                                                        ---------             ---------
                                                          152,916               148,137
                                                          -------               -------

           Income before income tax                         6,559                 1,758
Income tax                                                  3,705                 1,974
                                                        ---------              --------
             Net income                                 $   2,854             $    (216)
                                                        =========             ==========

Earnings per common share                              $     0.09             $    (0.01)

Weighted average number of
  common shares and equivalents
  outstanding during period                                30,192                 30,971


    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                     March 3,          November 30,
                                                                       1996                1995
                                                                ------------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  10,082          $   17,348
   Accounts receivable, less allowance for doubtful
      accounts (1996 - $7,816; 1995 - $7,475)                          84,711              82,288
   Inventories                                                         38,320              35,356
   Prepaid expenses and deferred taxes                                 15,989              13,424
                                                                   ----------          ----------
                                                                      149,102             148,416

Property, plant and equipment - at cost                               161,647             159,699
Less:  accumulated depreciation                                       (27,771)            (25,161)
                                                                   -----------         -----------
                                                                      133,876             134,538
Other assets:

   Goodwill and other intangibles - net of
      accumulated amortization
      (1996 - $43,467; 1995 - $39,871)                                475,342             478,938
   Debt issuance costs and other assets                                13,486              14,289
                                                                   ----------           ---------
                                                                      488,828             493,227

                                                               --------------      --------------
                                                                     $771,806            $776,181
                                                                     ========            ========



     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                       March 3,         November 30,
                                                                         1996               1995
                                                                   ----------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term obligations                          $  17,912          $  17,488
   Accounts payable                                                     34,036             37,037
   Accrued interest payable                                              6,627              1,694
   Accrued incentives and advertising                                   18,714             25,579
   Other accrued expenses                                               34,230             34,524
                                                                      --------           --------
                                                                       111,519            116,322

Long-term obligations                                                  266,347            269,449
Other noncurrent liabilities                                            30,595             30,554
Deferred income taxes                                                   29,326             28,975

Stockholders' equity:
   Common stock                                                            295                295
   Additional paid-in capital                                          258,780            258,336
   Retained earnings                                                    76,241             73,387
   Foreign currency translation adjustment                              (1,297)            (1,137)
                                                                     ----------         ----------
                                                                       334,019            330,881
Commitments and contingencies                                               --                 --
                                                                     ---------          ---------
                                                                      $771,806           $776,181
                                                                      ========           ========





     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                 Quarter Ended        Quarter Ended
                                                                     March 3,          February 28,
                                                                        1996               1995
                                                                  ----------------  ------------------
Net cash provided by (used in) operating activities                   ($2,632)            $ 5,742

Net cash provided by (used in) investing activities:
   Property, plant and equipment, net                                  (1,956)              1,468

Net cash used in financing activities:
   Repayment of long-term obligations, net                             (2,678)             (7,772)
                                                                      --------            --------

Change in cash and cash equivalents                                    (7,266)               (562)

Cash and cash equivalents:
   Beginning of period                                                 17,348              21,309
                                                                      -------            --------

   End of period                                                      $10,082             $20,747
                                                                      =======             =======

Supplemental disclosures:
- -------------------------

   Taxes paid, net                                                    $ 4,125             $ 1,558

   Cash interest paid                                                 $ 1,887             $ 2,519





     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               QUARTER ENDED MARCH 3, 1996 AND FEBRUARY 28, 1995
================================================================================

NOTE A -- BASIS OF PRESENTATION

     This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

     The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

     The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 3, 1996, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

     In 1995, the Company changed its fiscal year to a 52-53 week fiscal year ending on the Sunday closest to November 30 for years beginning December 1, 1995 and thereafter. As a result, the first quarter of fiscal 1996 ended on March 3, 1996 as compared to February 28, 1995 for the first quarter of fiscal 1995. The impact on the current quarter of three additional calendar days was not material.

     Certain prior year amounts have been reclassified to conform with the current year presentation. In particular, $794,000 of expenses included in selling, general and administrative expenses for the first quarter of fiscal 1995 are now included in cost of goods sold.


NOTE B -- INVENTORIES

     The major components of inventories were as follows:


                                    March 3,              November 30,
                                     1996                   1995
                                  ----------          ----------------
                                            (IN THOUSANDS)
Raw materials                        $21,279                $19,861
Work in process                       11,889                 11,195
Finished goods                         5,152                  4,300
                                      ------                 ------


                                     $38,320                $35,356
                                     =======                =======

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               QUARTER ENDED MARCH 3, 1996 AND FEBRUARY 28, 1995
================================================================================

NOTE C -- LONG-TERM OBLIGATIONS

                                                          March 3,         November 30,
                                                          1996               1995
                                                      ------------     ----------------
                                                                (IN THOUSANDS)
Secured Credit Agreement:
   Revolving Credit Facility                            $    5,000       $       --
   Term Loan Facility                                       79,000               85,000
9 1/2% Senior Subordinated Notes Due 2003                  200,000              200,000
Other                                                          259                1,937
                                                      ------------          -----------
                                                           284,259              286,937
Less current portion                                        17,912               17,488
                                                        ----------           ----------
                                                          $266,347             $269,449
                                                          ========             ========

     The Secured Credit Agreement provides for loans of up to $204 million as of March 3, 1996, and consists of the $125 million Revolving Credit Facility and the $79 million Term Loan Facility. The Revolving Credit Facility is inclusive of a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

     The Term Loan Facility is a $79 million term loan as of March 3,1996, with a final maturity of November 30, 1999 and amortizes in fiscal quarterly principal payments. As a result of prepayments by the Company applied pro rata over the remaining mandatory payments, the current amortization schedule is as follows:

Fiscal year ending            Principal Payment
- ------------------            -----------------
                              (in thousands)
  12/01/96                              $15,948
  11/30/97                               18,545
  11/29/98                               13,352
  11/28/99                               22,254
  12/03/00                                8,901
                                          -----
                                        $79,000
                                        =======

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

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               QUARTER ENDED MARCH 3, 1996 AND FEBRUARY 28, 1995
================================================================================

The applicable margin is reduced or increased depending on certain financial ratios.

     During the quarter ended March 3, 1996, the maximum amount outstanding under the Revolving Credit Facility, excluding Letters of Credit, was $5 million. At March 3, 1996, the Company had approximately $109 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $11 million.

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

NOTE D -- CONTINGENCIES

     In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP") pursuant to which the Company and such subsidiary agreed to conduct soil and ground water sampling to determine the extent of environmental contamination at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that its manufacturing processes were a source of the contaminants found to exist above regulatorily acceptable levels in the groundwater. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO. In March, 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs.

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

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               QUARTER ENDED MARCH 3, 1996 AND FEBRUARY 28, 1995
================================================================================

NOTE E -- SUBSEQUENT EVENT

     On April 2, 1996, the Company's Board of Directors authorized the payment of a dividend to all stockholders and holders of Merger Warrants (on an as-if exercised basis) of record as of May 7, 1996. Based on the number of shares and warrants outstanding as of April 2, 1996, the dividend amounts to approximately $35.5 million, or $1.20 per share and approximates the maximum amount allowable under the provisions of the Senior Subordinated Notes Indenture. Payment of the dividend is contingent upon amendment of the Secured Credit Agreement. The Company expects to pay the dividend on or about May 17, 1996.

 Item 2 -                     SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 3, 1996 AND FEBRUARY 28, 1995

     NET SALES   Net sales increased $9.6 million, or 6.4% for the quarter
ended March 3, 1996, as compared to the first quarter of fiscal 1995. The increase is attributable to an $8.9 million increase in conventional bedding sales and a net $0.7 million increase in sales of other products.

     The bedding sales increase represents a $6.4 million, or 3.8% increase in conventional bedding unit shipments, along with a $2.5 million, or 2.8% increase in the average unit selling price. The increase in bedding shipments was primarily due to a $2.8 million, or 32% increase in domestic shipments of the Stearns & Foster line, a $2.3 million, or 29% increase in Sealy brand shipments in Canada, and sales into South Korea of $0.9 million. In the U.S. market, shipments of the Sealy brand were approximately the same as in the first quarter of fiscal 1995. Management attributes the strong performance of the Stearns & Foster line to an increase in customer base, along with increased volume from existing customers. Canadian sales have improved as a result of the introduction of a new Sealy Posturepedic(R) brand line of bedding that has been well received by Canadian retailers. As a result of the 1993 expiration of the Korean license agreement, the Company began marketing its Sealy brand in South Korea in June, 1995. Shipments of Sealy brand products into South Korea have been met with competitive reactions.

     The increase in sales of other products is due to a $2.9 million, or 20.2% increase in sales of wood bedroom furniture, partially offset by the elimination of sleep sofa sales of $2.2 million. Wood bedroom furniture, sold under the Samuel Lawrence brand, represents 11% of total Company sales. Increased sales volume has resulted from new bedroom furniture collections and increased distribution. The decline in sleep sofa sales is due to the Company's decision in March, 1995 to close this business unit.

     COST OF GOODS SOLD Cost of goods sold for the quarter ended March 3, 1996, as a percentage of net sales, increased 0.4 percentage point to 56.4%. This increase is primarily attributable to increased labor costs as a result of increased hourly wage rates.

     SELLING, GENERAL, AND ADMINISTRATIVE   Selling, general, and
administrative expenses decreased $0.8 million from the first quarter of fiscal 1995 primarily due to decreases in marketing spending, $3.0 million, and Performance Share Plan ("Plan") expense, $1.1 million, partially offset by an increase in other selling, general and administrative expenses of $3.3 million. The decrease in marketing spending is due primarily to a reduction in national advertising, partially offset by an increase in sales promotion expenses. The decrease in Plan expense is primarily due to lower estimates of the ultimate value of the Plan. A description of the Performance Share Plan is provided in
Note 11 to the consolidated financial statements contained in the Company's Form 10-K for the year ended November 30, 1995. The increase in other selling, general and administrative expenses is primarily due to executive severance, administrative support expenses for international expansion and increased selling expenses.

     INTEREST EXPENSE   Interest expense, net of interest income, decreased
$0.4 million primarily as a result of lower average debt levels in 1996.

     INCOME TAX   The Company's provision for income taxes increased $1.7
million, primarily as a result of increased pretax income. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1996 is approximately 56.5%.

     NET INCOME   For the reasons set forth above, the Company recorded net
income of $2.9 million for the quarter ended March 3, 1996 versus a loss of $0.2 million for the first quarter of fiscal 1995.

                               SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of funds are cash flows from operations. During the quarter ended March 3, 1996, net cash used in operating activities amounted to $2.6 million due primarily to the timing of payments on expenses accrued at the prior year end. The Company's principal use of funds consists of payments of principal, interest, and capital expenditures. Capital expenditures totaled $2.1 million for the three months ended March 3, 1996. Management believes that annual capital expenditure limitations in its Secured Credit Agreement will not significantly inhibit the Company from meeting its ongoing capital needs. At March 3, 1996, the Company had approximately $109 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $11 million. At March 3, 1996, the weighted average interest rate on the Revolving Credit and Term Loan Facilities was 6.8%.

     On April 2, 1996, the Company's Board of Directors authorized the payment of a dividend to all stockholders and holders of Merger Warrants of record as of May 7, 1996. The dividend amounts to approximately $35.5 million, or $1.20 per share and will be financed primarily through borrowings under the Revolving Credit Facility. The dividend approximates the maximum amount allowable under the provisions of the Senior Subordinated Notes Indenture. Payment of the dividend is contingent upon amendment of the Secured Credit Agreement. In addition, the Company intends to amend the Secured Credit Agreement to allow for the repurchase of Senior Subordinated Notes at the Company's discretion.

     Management believes that the Company will have the necessary liquidity for the next several years to fund its expected capital expenditures, the proposed dividend payment, obligations under its credit agreement and subordinated note indenture, environmental liabilities, and for other needs required to manage and operate its business, through cash flow from operations, and availability under the Revolving Credit Facility.

                         PART II.    OTHER INFORMATION
                         -----------------------------

Item 1.  Legal Proceedings.

         See Note D to the Condensed Consolidated Financial Statements, Part I,
         Item 1 included herein.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              *10.6 Severance Agreement dated March 1, 1996, by and between Sealy Corporation and Lyman M. Beggs.

              *10.15 Employment Agreement dated March 4, 1996, by and between Sealy Corporation and Ronald L. Jones.

               27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K:

              A Form 8-K was filed March 14, 1996 reporting that Mr. Ronald L. Jones had been appointed President and Chief Executive Officer of the Company, replacing Lyman M. Beggs. Mr. Jones previously served as President of Masco Home Furnishings since October, 1988. Mr. Jones is a member of the Board of Directors of the North Carolina Museum of Art, the Board of Trustees of High Point Regional Health Systems, the Board of Excellence for the University of North Carolina, the Board of Trustees of High Point University, and is Vice President of the International Home Furnishings Marketing Association.


* Management contract or compensatory plan or arrangement.

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


                               SEALY CORPORATION



        Signature                                    Title
        ---------                                    -----


By: /s/ Ronald L. Jones              President and Chief Executive Officer
   ------------------------              (Principal Executive Officer)
        Ronald L. Jones



By: /s/ Jesse E. Hogan        Senior Vice President and Chief Financial Officer
   ------------------------              (Principal Accounting Officer)
        Jesse E. Hogan





Date: April 15, 1996