Form 10-Q
period 1996-06-02
SEALY CORP
filed 1996-07-17
CIK 748015

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended      June 2, 1996       Commission file number 1-8738
                      -----------------------                        ------




                               SEALY CORPORATION *
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                           36-3284147
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            520 PIKE STREET
          SEATTLE, WASHINGTON                                98101
- -----------------------------------------          -----------------------------
(Address of principal executive offices)*          (Zip Code)

     Registrant's telephone number, including area code (206) 625-1233

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.           Yes     X          No
                                                -------------     ------------



The number of shares of the registrant's common stock outstanding as of JULY 10, 1996 was 29,351,577.



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
                                   (UNAUDITED)

                                       QUARTER ENDED              QUARTER ENDED
                                        JUNE 2, 1996               MAY 31, 1995
                                       -------------              -------------
Net Sales                                $165,177                   $153,189
                                         --------                   --------
Cost and expenses:
   Cost of goods sold                      96,242                     86,813
   Selling, general and administrative     51,747                     46,139
   Amortization of intangibles              3,514                      3,514
   Interest expense, net                    6,983                      7,925
                                         --------                   --------
                                          158,486                    144,391
                                         --------                   --------
         Income before income tax           6,691                      8,798
Income tax                                  3,782                      4,063
                                         --------                   --------
         Net income                      $  2,909                   $  4,735
                                         ========                   ========

Earnings per common share                $    .10                   $    .15
Weighted average number of
  common shares and equivalents
  outstanding during period                30,119                     30,666



     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (NOTE A)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                      SIX MONTHS ENDED             SIX MONTHS ENDED
                                        JUNE 2, 1996                 MAY 31, 1995
                                       --------------               -------------
Net Sales                                $324,653                     $303,084
                                         --------                     --------
Cost and expenses:
   Cost of goods sold                     186,134                      170,758
   Selling, general and administrative    103,721                       98,877
   Amortization of intangibles              7,029                        7,029
   Interest expense, net                   14,519                       15,864
                                         --------                     --------
                                          311,403                      292,528
                                         --------                     --------
         Income before income tax          13,250                       10,556
Income tax                                  7,487                        6,037
                                         --------                     --------
         Net income                      $  5,763                     $  4,519
                                         ========                     ========
Earnings per common share                $    .19                     $    .15

Weighted average number of
  common shares and equivalents
  outstanding during period                30,156                       30,818





     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                  JUNE 2,           NOVEMBER 30,
                                                                                   1996                1995
                                                                                -----------         ----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  10,039             $  17,348
   Accounts receivable, less allowance for doubtful
      accounts (1996 - $7,979; 1995 - $7,475)                                     77,889                82,288
   Inventories (Note B)                                                           39,972                35,356
   Prepaid expenses and deferred taxes                                            18,978                13,424
                                                                               ---------             ---------
                                                                                 146,878               148,416

Property, plant and equipment - at cost                                          163,330               159,699
Less:  accumulated depreciation                                                  (30,286)              (25,161)
                                                                               ---------             ---------
                                                                                 133,044               134,538
Other assets:
   Goodwill and other intangibles - net of
      accumulated amortization
      (1996 - $46,903; 1995 - $39,871)                                           471,906               478,938
   Debt issuance costs and other assets                                           12,810                14,289
                                                                               ---------              --------
                                                                                 484,716               493,227
                                                                               ---------              --------
                                                                                $764,638              $776,181
                                                                                ========              ========






     See accompanying notes to condensed consolidated financial statements.

                                                 SEALY CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                              JUNE 2,     NOVEMBER 30,
                                               1996           1995
                                              -------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion - long-term obligations   $  18,654    $  17,488
   Accounts payable                             30,642       37,037
   Accrued incentives and advertising           17,407       25,579
   Other accrued expenses                       39,471       36,218
                                             ---------    ---------
                                               106,174      116,322

Long-term obligations (Note C)                 300,483      269,449
Other noncurrent liabilities                    28,549       30,554
Deferred income taxes                           29,326       28,975

Stockholders' equity:
   Common stock                                    295          295
   Additional paid-in capital                  257,228      258,336
   Retained earnings                            43,687       73,387
   Foreign currency translation adjustment      (1,104)      (1,137)
                                             ---------    ---------
                                               300,106      330,881
Commitments and contingencies (Note D)            --           --
                                             ---------    ---------

                                             $ 764,638    $ 776,181
                                             =========    =========







     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                          SIX MONTHS ENDED              SIX MONTHS ENDED
                                            JUNE 2, 1996                  MAY 31, 1995
                                           --------------                -------------
Net cash (used in)/provided by operating
   activities                               $   (236)                      $ 12,478

Net cash used in investing activities:
   Property, plant and equipment, net         (3,810)                        (1,602)

Net cash used for financing activities:
   Proceeds from/(Repayment of) long-term
   obligations,  net                          32,200                         (6,990)
   Dividend paid                             (35,463)                          --
                                            --------                       --------
                                              (3,263)                        (6,990)
                                            --------                       --------

Change in cash and cash equivalents           (7,309)                         3,886

Cash and cash equivalents:
   Beginning of period                        17,348                         21,309
                                            --------                       --------
   End of period                            $ 10,039                       $ 25,195
                                            ========                       ========


SUPPLEMENTAL DISCLOSURES:
Cash paid for:
   Income taxes                             $ 11,113                       $  3,557
   Interest paid                            $ 12,986                       $ 14,782
Selected noncash expenses:
   Depreciation                             $  5,304                       $  4,871
   Performance share plan                   $    881                       $ (3,086)





     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 2, 1996 AND MAY 31, 1995

================================================================================



NOTE A -- BASIS OF PRESENTATION

      This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

      The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

      The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 2, 1996, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

      In 1995, the Company changed its fiscal year to a 52-53 week fiscal year ending on the Sunday closest to November 30 for years beginning December 1, 1995 and thereafter. As a result, the second quarter of fiscal 1996 began on March 4, 1996 and ended on June 2, 1996 as compared to March 1 and May 31, 1995 for the second quarter of fiscal 1995. The impact of one less calendar day in the second quarter of fiscal 1996 and of two additional calendar days in the six-month period ended June 2, 1996 was not material.

      Certain prior year amounts have been reclassified to conform with the current year presentation. In particular, $794,000 of expenses included in selling, general and administrative expenses for the second quarter of fiscal 1995 and $1,588,000 for the six months ended May 31, 1995 are now included in cost of goods sold.

NOTE B -- INVENTORIES

      The major components of inventories were as follows:

                                                 JUNE 2,             NOVEMBER 30,
                                                  1996                    1995
                                               ----------            ------------
                                                        (IN THOUSANDS)
Raw materials                                  $24,005                  $19,861
Work in process                                 10,197                   11,195
Finished goods                                   5,770                    4,300
                                               -------                  -------

                                               $39,972                  $35,356
                                               =======                  =======

                                SEALY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 2, 1996 AND MAY 31, 1995

================================================================================


NOTE C -- LONG-TERM OBLIGATIONS

                                             JUNE 2,   NOVEMBER 30,
                                              1996        1995
                                            --------   ------------
                                                (IN THOUSANDS)
Secured Credit Agreement:
   Revolving Credit Facility                $ 41,000   $   --
   Term Loan Facility                         77,887     85,000
9 1/2% Senior Subordinated Notes Due 2003    200,000    200,000
Other                                            250      1,937
                                            --------   --------
                                             319,137    286,937
Less current portion                          18,654     17,488
                                            --------   --------
                                            $300,483   $269,449
                                            ========   ========

      The Secured Credit Agreement provides for loans of up to $203 million as of June 2, 1996, and consists of the $125 million Revolving Credit Facility and the $78 million Term Loan Facility. The Revolving Credit Facility is inclusive of a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

      The Term Loan Facility is a $78 million term loan as of June 2, 1996, with a final maturity of November 30, 1999 and amortizes in fiscal quarterly principal payments. As a result of prepayments by the Company applied pro rata over the remaining mandatory payments, the current amortization schedule is as follows:

FISCAL YEAR ENDING                             PRINCIPAL PAYMENT
                                                 (IN THOUSANDS)
    12/01/96                                         $14,835
    11/30/97                                          18,545
    11/29/98                                          13,352
    11/28/99                                          22,254
    12/03/00                                           8,901
                                                     -------
                                                     $77,887
                                                     =======

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

                 SIX MONTHS ENDED JUNE 2, 1996 AND MAY 31, 1995

================================================================================


The applicable margin is reduced or increased depending on certain financial ratios.

      During the six months ended June 2, 1996, the maximum amount outstanding under the Revolving Credit Facility, excluding Letters of Credit, was $43 million. At June 2, 1996, the Company had approximately $73 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $11 million.

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

       While the Company cannot predict the ultimate timing or cost to remediate this facility, based on facts currently known, management believes the previously established accrual for site investigation and remediation costs is adequate to cover the Company's probable liability. If additional remediation is required, however, such as the installation of a groundwater containment system, management estimates it could cost the Company up to an additional $3 million. Management does not believe that resolution of this matter will have a material impact on the Company's financial position or future operations.

NOTE E -- DIVIDEND

      On May 17, 1996, the Company paid a special dividend to all stockholders and holders of Merger Warrants of record as of May 7, 1996. The dividend amounted to approximately $35.5 million, or $1.20 per share and was financed primarily through borrowings under the Revolving Credit Facility.

Item 2 -                        SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

QUARTER ENDED JUNE 2, 1996 AND MAY 31, 1995

      NET SALES Net sales increased $12.0 million, or 7.8%. The increase is attributable to a $16.2 million, or 10.5% increase in unit volume, partially offset by a $4.2 million, or 2.5% decrease in the average unit selling price. Increased unit volume is attributed to incremental placements of new Sealy Posturepedic products, increased distribution of Stearns & Foster, along with increased distribution of Samuel Lawrence wood bedroom furniture. These increases were partially offset by the elimination of sleep sofa sales attributable to the closing of this business unit in March, 1995.

      COST OF GOODS SOLD Cost of goods sold for the quarter, as a percentage of net sales, increased 1.6 percentage points to 58.3%. The Company experienced inflationary raw material and labor increases, increased manufacturing costs related to the start up of a new facility, along with the increased mix of Samuel Lawrence bedroom furniture.

      SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased $5.6 million primarily due to increased Performance Share Plan ("Plan") expense of $5.0 million and other selling, general and administrative expenses of $4.5 million, partially offset by the effect of a prior year charge for closing the sleep sofa business of $2.7 million and a decrease in marketing spending of $1.2 million. The increase in Plan expense is primarily due to recording a $5.8 million reduction in the Plan's estimated final value in the second quarter of 1995, partially offset by lower expense recognized in the current year due to continuing changes in the estimate of the Plan's final value. A description of the Performance Share Plan is provided in
Note 11 to the consolidated financial statements contained in the Company's Form 10-K for the year ended November 30, 1995.

      The increase in other selling, general and administrative expenses is primarily due to incentive compensation, administrative expenses for international expansion, selling and delivery related to increased sales volume, research and development, and executive transition expenses. The decrease in marketing spending is due primarily to a change in the Company's marketing mix.

      INTEREST EXPENSE Interest expense, net of interest income, decreased $0.9 million primarily as a result of a $50.6 million decrease in average outstanding debt.

      INCOME TAX The Company's provision for income taxes decreased $0.3 million, primarily as a result of lower pretax income. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1996 is approximately 56.5%.

      NET INCOME For the reasons set forth above, the Company recorded net income of $2.9 million for the quarter ended June 2, 1996 compared to net income of $4.7 million for the second quarter of fiscal 1995.

                                SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================


SIX MONTHS ENDED JUNE 2, 1996 VS. MAY 31, 1995

      NET SALES Net sales increased $21.6 million, or 7.1%. The increase is attributable to a $22.5 million, or 7.4% increase in unit volume, partially offset by a $0.9 million, or 0.3% decrease in the average unit selling price. Increased unit volume is attributed to incremental placements of new Sealy Posturepedic products, increased distribution of Stearns & Foster, along with increased distribution of Samuel Lawrence wood bedroom furniture. These increases were partially offset by the elimination of sleep sofa sales attributable to the closing of this business unit in March, 1995.

      COST OF GOODS SOLD Cost of goods sold, as a percentage of net sales, increased 1.0 percentage point to 57.3%. This increase is primarily attributable to inflationary raw material and labor increases, the start up of a new facility, and the increased mix of Samuel Lawrence bedroom furniture.

      SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased $4.8 million primarily due to increases in Performance Share Plan ("Plan") expense of $4.0 million and other selling, general and administrative expenses of $7.6 million, partially offset by a decrease in marketing spending of $4.1 million and the effect of a prior year charge for closing the sleep sofa business, $2.7 million. The increase in Plan expense is primarily due to recording a $5.8 million reduction in the Plan's estimated final value in the second quarter of 1995, partially offset by lower expense recognized in the current year due to continuing changes in the estimate of the Plan's final value. A description of the Performance Share Plan is provided in
Note 11 to the consolidated financial statements contained in the Company's Form 10-K for the year ended November 30, 1995.

      The increase in other selling, general and administrative expenses is primarily due to executive severance and transition expenses, selling and delivery related to increased sales volume, administrative expenses for international expansion, incentive compensation, and research and development. The decrease in marketing spending is due primarily to a change in the Company's marketing mix.

      INTEREST EXPENSE Interest expense, net of interest income, decreased $1.3 million primarily as a result of a $53.8 million decrease in average outstanding debt.

      INCOME TAX The Company's provision for income taxes increased $1.5 million, primarily as a result of increased pretax income. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1996 is approximately 56.5% compared to 57.2% in 1995.

      NET INCOME For the reasons set forth above, the Company recorded net income of $5.8 million for the six months ended June 2, 1996 as compared to net income of $4.5 million for the six months ended May 31, 1996.

                                SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================


LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 2, 1996, net cash used in operating activities amounted to $0.2 million due primarily to an increase in working capital from November 30, 1995 of approximately $15.6 million. The increase in working capital is attributed to increased inventories to support increasing sales volume and a decrease in accounts payable and accrued incentives and advertising. The Company's principal use of funds consists of the dividend payment described below, payments of principal, interest, and capital expenditures. Capital expenditures totaled $4.4 million for the six months ended June 2, 1996. Management believes that annual capital expenditure limitations in its Secured Credit Agreement will not significantly inhibit the Company from meeting its ongoing capital needs. At June 2, 1996, the Company had approximately $73 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $11 million. At June 2, 1996, the weighted average interest rate on the Revolving Credit and Term
Loan Facilities was 6.8%.

      On May 17, 1996, the Company paid a special dividend to all stockholders and holders of Merger Warrants of record as of May 7, 1996. The dividend amounted to approximately $35.5 million, or $1.20 per share and was financed primarily through borrowings under the Revolving Credit Facility. In addition, the Company amended the Secured Credit Agreement to allow for the repurchase of Senior Subordinated Notes at the Company's discretion and, upon Board approval, may from time to time repurchase some of the notes in the open market.

      Management believes that the Company will have the necessary liquidity for the next several years to fund its expected capital expenditures, obligations under its Secured Credit Agreement and Senior Subordinated Note Indenture, environmental liabilities, and for other needs required to manage and operate its business, through cash flow from operations, and availability under the Revolving Credit Facility.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings.

      See Note D to the Condensed Consolidated Financial Statements, Part I,
      Item 1 included herein.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

             (4.15) Third Admendment to the Restated Secured Credit Agreement, dated as of May 27, 1994, by and among Sealy Corporation, Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America and General Electric Capital Corporation, as Managing Agents.

               (27)  Financial Data Schedule.

         (b)   Reports on Form 8-K:

               None.

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

                                SEALY CORPORATION

          Signature                                Title
          ---------                                -----

By:    /s/ Ronald L. Jones     President and Chief Executive Officer
   --------------------------       (Principal Executive Officer)
           Ronald L. Jones

By:    /s/ Jesse E. Hogan      Senior Vice President and Chief Financial Officer
   --------------------------       (Principal Accounting Officer)
           Jesse E. Hogan

Date: July 16, 1996