Form 10-Q
period 1996-09-01
SEALY CORP
filed 1996-10-16
CIK 748015

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

For the quarter ended   September 1, 1996      Commission file number 1-8738
                     ---------------------                            ------



                               SEALY CORPORATION *
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                      36-3284147
--------------------------------          -------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



           520 PIKE STREET
          SEATTLE, WASHINGTON                                98101
-----------------------------------------           ----------------------
(Address of principal executive offices)*                 (Zip Code)



        Registrant's telephone number, including area code (206) 625-1233
                                                           ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                           -----    -----


The number of shares of the registrant's common stock outstanding as of October 11, 1996 was 29,351,635.



* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

===============================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1 - Financial Statements

                                SEALY CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (NOTE A)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                       QUARTER ENDED            QUARTER ENDED
                                                     SEPTEMBER 1, 1996         AUGUST 31, 1995
                                                    -------------------       ----------------

Net Sales                                                 $192,546                 $179,880
                                                        ----------               ----------

Cost and expenses:
   Cost of goods sold                                      108,112                   96,826
   Selling, general and administrative                      57,238                   52,211
   Amortization of intangibles                               3,552                    3,515
   Interest expense, net                                     7,363                    8,094
                                                        ----------               ----------
                                                           176,265                  160,646
                                                        ----------               ----------

           Income before income tax                         16,281                   19,234
Income tax                                                   9,198                   11,003
                                                       -----------               ----------
           Net income                                   $    7,083               $    8,231
                                                       ===========               ==========

Earnings per common share                               $     0.24               $     0.27

Weighted average number of
  common shares and equivalents
  outstanding during period                                 30,126                   30,499






     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (NOTE A)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)



                                                  NINE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 1, 1996             AUGUST 31, 1995
                                                 -------------------           ----------------

Net Sales                                              $517,199                      $482,964
                                                       --------                      --------

Cost and expenses:
   Cost of goods sold                                   294,247                       267,584
   Selling, general and administrative                  160,956                       151,088
   Amortization of intangibles                           10,582                        10,544
   Interest expense, net                                 21,883                        23,958
                                                      ---------                     ---------
                                                        487,668                       453,174
                                                      ---------                     ---------

         Income before income tax                        29,531                        29,790
Income tax                                               16,685                        17,040
                                                      ---------                     ---------
         Net income                                   $  12,846                     $  12,750
                                                      =========                     =========

Earnings per common share                             $    0.43                     $    0.42

Weighted average number of
  common shares and equivalents
  outstanding during period                              30,146                        30,712





     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                SEPTEMBER 1,         NOVEMBER 30,
                                                                    1996                  1995
                                                               --------------       --------------
ASSETS

Current assets:
   Cash and cash equivalents                                       $ 32,248             $  17,348
   Accounts receivable, less allowance for doubtful
      accounts (1996 - $8,254; 1995 - $7,475)                        93,094                82,288
   Inventories (Note B)                                              40,016                35,356
   Prepaid expenses and deferred taxes                               19,040                13,424
                                                                   --------             ---------
                                                                    184,398               148,416

Property, plant and equipment - at cost                             164,619               159,699
Less:  accumulated depreciation                                     (32,761)              (25,161)
                                                                   --------             ---------
                                                                    131,858               134,538

Other assets:
   Goodwill and other intangibles - net of
      accumulated amortization
      (1996 - $50,454; 1995 - $39,871)                              468,355               478,938
   Debt issuance costs and other assets                              11,377                14,289
                                                                   --------             ---------
                                                                    479,732               493,227
                                                                   --------             ---------

                                                                   $795,988             $ 776,181
                                                                   ========             =========




     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)




                                                                       SEPTEMBER 1,           NOVEMBER 30,
                                                                           1996                   1995
                                                                          ------                 -----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion - long-term obligations                              $  18,654            $  17,488
   Accounts payable                                                        33,703               37,037
   Accrued interest payable                                                 7,365                1,694
   Accrued incentives and advertising                                      18,741               25,579
   Accrued compensation                                                    12,836                9,899
   Other accrued expenses                                                  29,112               24,625
                                                                        ---------            ---------
                                                                          120,411              116,322

Long-term obligations (Note C)                                            304,057              269,449
Other noncurrent liabilities                                               34,889               30,554
Deferred income taxes                                                      29,273               28,975

Stockholders' equity:
   Common stock                                                               295                  295
   Additional paid-in capital                                             257,709              258,336
   Retained earnings                                                       50,770               73,387
   Foreign currency translation adjustment                                 (1,416)              (1,137)
                                                                        ----------           ---------
                                                                          307,358              330,881
Commitments and contingencies (Note D)                                        --                    --
                                                                        ---------            ---------

                                                                        $ 795,988            $ 776,181
                                                                        =========            =========







     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                              NINE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 1, 1996              AUGUST 31, 1995
                                                             -------------------            ----------------


Net cash provided by operating
   activities                                                     $ 19,894                       $30,184

Net cash used in investing activities:
   Property, plant and equipment, net                               (5,305)                       (2,312)

Net cash provided by / used in financing activities:
   Proceeds from/(Repayment of) long-term
   obligations,  net                                                35,774                       (46,925)
   Dividend paid                                                   (35,463)                           --
                                                                  --------                       -------
                                                                       311                       (46,925)
                                                                  --------                       -------

Change in cash and cash equivalents                                 14,900                       (19,053)

Cash and cash equivalents:
   Beginning of period                                              17,348                        21,309
                                                                  --------                       -------
   End of period                                                  $ 32,248                       $ 2,256
                                                                  ========                       =======


Supplemental disclosures:
------------------------
Cash paid for:
   Income taxes                                                    $12,100                       $ 4,824
   Interest paid                                                   $14,409                       $17,051
Selected noncash expenses:
   Depreciation                                                    $ 7,984                       $ 7,353
   Performance share plan                                          $ 1,321                       $(5,820)





     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE MONTHS ENDED SEPTEMBER 1, 1996 AND AUGUST 31, 1995
================================================================================



NOTE A -- BASIS OF PRESENTATION

      This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

      The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1995.

      The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 1, 1996, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

      In 1995, the Company changed its fiscal year to a 52-53 week fiscal year ending on the Sunday closest to November 30 for years beginning December 1, 1995 and thereafter. As a result, the third quarter of fiscal 1996 began on June 3, 1996 and ended on September 1, 1996 as compared to June 1, 1995 and August 31, 1995 for the third quarter of fiscal 1995. The impact of one less calendar day in the third quarter and the nine-month period ended September 1, 1996 was not material.

      Certain prior year amounts have been reclassified to conform with the current year presentation. In particular, $794,000 of expenses included in selling, general and administrative expenses for the third quarter of fiscal 1995 and $2,382,000 for the nine months ended August 31, 1995 are now included in cost of goods sold.


NOTE B -- INVENTORIES

      The major components of inventories were as follows:



                                     SEPTEMBER 1,             NOVEMBER 30,
                                        1996                     1995
                                    -------------            -------------
                                                (IN THOUSANDS)

Raw materials                          $21,721                  $19,861
Work in process                         11,269                   11,195
Finished goods                           7,026                    4,300
                                     ---------                ---------

                                       $40,016                  $35,356
                                       =======                  =======

                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE MONTHS ENDED SEPTEMBER 1, 1996 AND AUGUST 31, 1995
================================================================================



NOTE C -- LONG-TERM OBLIGATIONS


                                                                   SEPTEMBER 1,          NOVEMBER 30,
                                                                        1996                 1995
                                                                   ------------          -----------
                                                                             (IN THOUSANDS)

Secured Credit Agreement:
   Revolving Credit Facility                                        $  52,000            $       --
   Term Loan Facility                                                  70,469                85,000
9 1/2% Senior Subordinated Notes Due 2003                             200,000               200,000
Other                                                                     242                 1,937
                                                                   ----------            ----------
                                                                      322,711               286,937
Less current portion                                                   18,654                17,488
                                                                   ----------            ----------
                                                                     $304,057              $269,449
                                                                     ========              ========

      The Secured Credit Agreement provides for loans of up to $195 million as of September 1, 1996, and consists of the $125 million Revolving Credit Facility and the $70 million Term Loan Facility. The Revolving Credit Facility is inclusive of a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million. The Revolving Credit Facility terminates and is due and payable on November 30, 1999.

      The Term Loan Facility is a $70 million term loan as of September 1, 1996, with a final maturity of November 30, 1999 and amortizes in fiscal quarterly principal payments. As a result of prepayments by the Company applied pro rata over the remaining mandatory payments, the current amortization schedule is as follows:


     FISCAL YEAR ENDING             PRINCIPAL PAYMENT
     ------------------             -----------------
                                      (IN THOUSANDS)
          12/01/96                     $  7,417
          11/30/97                       18,545
          11/29/98                       13,352
          11/28/99                       22,254
          12/03/00                        8,901
                                      ---------
                                        $70,469
                                      =========

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

                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             NINE MONTHS ENDED SEPTEMBER 1, 1996 AND AUGUST 31, 1995
================================================================================



The applicable margin is reduced or increased depending on certain financial ratios.

      During the nine months ended September 1, 1996, the maximum amount outstanding under the Revolving Credit Facility, excluding Letters of Credit, was $52 million. At September 1, 1996, the Company had approximately $62 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $11 million.

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

  Item 2 -                    SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


QUARTER ENDED SEPTEMBER 1, 1996 AND AUGUST 31, 1995

      NET SALES Net sales increased $12.7 million, or 7.0%. The increase is attributable to an $18.8 million, or 10.5% increase in unit volume, partially offset by a $6.1 million, or 3.1% decrease in the average unit selling price. Increased unit volume is attributed to incremental placements of new Sealy Posturepedic products, increased distribution of Stearns & Foster, along with increased distribution of Samuel Lawrence wood bedroom furniture.

      COST OF GOODS SOLD Cost of goods sold for the quarter, as a percentage of net sales, increased 2.3 percentage points to 56.2%. The increase in the cost of goods sold percentage is attributed to the lower average unit selling price, along with inflationary raw material and labor increases.

      SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased $5.0 million primarily due to increased Performance Share Plan ("Plan") expense of $3.2 million and other selling, general and administrative expenses of $4.2 million, partially offset by a net decrease in marketing spending of $2.4 million. The increase in Plan expense is due to recording a $2.7 million reduction in the Plan's estimated final value in the third quarter of 1995, combined with expense recognized in the current year for final year vesting in the Plan. A description of the Performance Share Plan is provided in Note 11 to the consolidated financial statements contained in the Company's Form 10-K for the year ended November 30, 1995.

      The increase in other selling, general and administrative expenses is primarily due to incentive compensation, selling and delivery related to increased sales volume and administrative expenses for international expansion. The net decrease in marketing spending is due primarily to adjustments in the Company's marketing strategies.

      Subsequent to September 1, 1996, the Company modified certain compensation programs, which is expected to result in incremental fourth quarter expense of $2.5 million.

      INTEREST EXPENSE Interest expense, net of interest income, decreased $0.7 million primarily as a result of a $10.0 million decrease in average outstanding debt and lower noncash interest.

      INCOME TAX The Company's provision for income taxes decreased $1.8 million, primarily as a result of lower pretax income. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1996 is approximately 56.5% compared to 57.2% in 1995.

      NET INCOME For the reasons set forth above, the Company recorded net income of $7.1 million for the quarter ended September 1, 1996 compared to net income of $8.2 million for the third quarter of fiscal 1995.

                                SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================



NINE MONTHS ENDED SEPTEMBER 1, 1996 AND AUGUST 31, 1995

      NET SALES Net sales increased $34.2 million, or 7.1%. The increase is attributable to a $41.3 million, or 8.6% increase in unit volume, partially offset by a $7.1 million, or 1.3% decrease in the average unit selling price. Increased unit volume is attributed to incremental placements of new Sealy Posturepedic products, increased distribution of Stearns & Foster, along with increased distribution of Samuel Lawrence wood bedroom furniture. These increases were partially offset by the elimination of sleep sofa sales attributable to the closing of this business unit in March, 1995.

      COST OF GOODS SOLD Cost of goods sold, as a percentage of net sales, increased 1.5 percentage points to 56.9%. This increase is primarily attributable to the lower average unit selling price, inflationary bedding raw material and labor increases, the start up of a new facility and increased sales of lower margin wood bedroom furniture.

      SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased $9.9 million primarily due to increases in Performance Share Plan ("Plan") expense of $7.1 million and other selling, general and administrative expenses of $12.0 million, partially offset by a net decrease in marketing spending of $6.5 million and the effect of a prior year charge for closing the sleep sofa business, $2.7 million. The increase in Plan expense is due to recording a $5.8 million reduction in the Plan's estimated final value in 1995, combined with expense recognized in the current year for final year vesting in the Plan. A description of the Performance Share Plan is provided in
Note 11 to the consolidated financial statements contained in the Company's Form 10-K for the year ended November 30, 1995.

      The increase in other selling, general and administrative expenses is primarily due to selling and delivery related to increased sales volume, incentive compensation, executive severance and transition expenses, administrative expenses for international expansion and research and development. The net decrease in marketing spending is due primarily to adjustments in the Company's marketing strategies.

      Subsequent to September 1, 1996, the Company modified certain compensation programs, which is expected to result in incremental fourth quarter expense of $2.5 million.

      INTEREST EXPENSE Interest expense, net of interest income, decreased $2.1 million primarily as a result of a $39.2 million decrease in average outstanding debt.

      INCOME TAX The Company's provision for income taxes decreased $0.4 million, as a result of a lower effective tax rate in 1996 and lower pretax income. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1996 is approximately 56.5% compared to 57.2% in 1995.

      NET INCOME For the reasons set forth above, the Company recorded net income of $12.8 million for the nine months ended September 1, 1996 as compared to net income of $12.8 million for the nine months ended August 31, 1995.

                                SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================



LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 1, 1996, the Company's principal sources of cash were net borrowings under its Revolving Credit Facility, $35.8 million and cash provided by operating activities, $19.9 million. The Company's principal use of funds consists of the dividend payment described below, interest payments and capital expenditures. Capital expenditures totaled $7.2 million for the nine months ended September 1, 1996. Management believes that annual capital expenditure limitations in its Secured Credit Agreement will not significantly inhibit the Company from meeting its ongoing capital needs. At September 1, 1996, the Company had approximately $62 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $11 million. At September 1, 1996, the weighted average interest rate on the Revolving Credit and Term Loan Facilities was 7.2%.

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

      Subsequent to September 1, 1996, the Company proceeded to explore the possible sale of the Samuel Lawrence wood bedroom furniture business. Management estimates that such transaction could result in a charge to net income of approximately $10 million.

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


                                SEALY CORPORATION



          Signature                                    Title
          ---------                                    -----


By:    /s/ Ronald L. Jones            President and Chief Executive Officer
--------------------------------          (Principal Executive Officer)
           Ronald L. Jones



By:    /s/ Jesse E. Hogan             Senior Vice President and Chief Financial
--------------------------------                       Officer
           Jesse E. Hogan                  (Principal Accounting Officer)







Date: October 16, 1996