Form 10-K405
period 1996-12-01
SEALY CORP
filed 1997-03-03
CIK 748015

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

    For the fiscal year ended December 1, 1996 Commission file number 1-8738


                                SEALY CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  36-3284147
             --------                                  ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

          520 PIKE STREET
      SEATTLE, WASHINGTON                                        98101
      -------------------                                        -----
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 25, 1997 was $9,855,197.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares of the registrant's common stock outstanding as of February 25, 1997 was 29,934,185.

           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None


* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

================================================================================

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Sealy Corporation (the "Company"), through its subsidiaries, is the largest bedding manufacturer in North America and manufactures a diversified line of mattress, boxspring and wood furniture products. The Company's conventional bedding products (mattresses and boxsprings) include the SEALY(R),
SEALY   POSTUREPEDIC(R), SEALY POSTUREPEDIC CROWN JEWEL(R), and the STEARNS &
FOSTER(R) brands and account for approximately 90% of the Company's total net sales for the year ended December 1, 1996. The Company also manufactures and markets its wood furniture under the SAMUEL LAWRENCE(TM) brand name. In January, 1997, the Company completed the sale of its Samuel Lawrence subsidiary and no longer manufactures or markets wood furniture. The Company has a components parts manufacturing subsidiary which produces substantially all of the Company's mattress innerspring requirements and approximately 50% of the Company's boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

HISTORY OF THE COMPANY

     The Company was founded in 1907 under the name Ohio Mattress Company. In 1924, the Company was granted its first license to produce Sealy-brand products. Starting in 1956, the Company began acquiring Sealy-brand licenses in other geographic areas, and by 1987, had acquired all of the capital stock of its licensor, then named Sealy, Incorporated (which prior to that time was independent of the Company), along with all but one of the remaining Sealy conventional bedding domestic licensees. The Company expanded its bedding manufacturing operations in 1983 by acquiring Stearns & Foster, a producer of premium mattresses, boxsprings and convertible sleep sofas. In 1985, the Company acquired Woodstuff Manufacturing, Inc., a manufacturer of waterbed furniture, which with a later decline of waterbed sales was converted to manufacturing solely conventional wood bedroom furniture and doing business as Samuel Lawrence Furniture Company. In January, 1997, the Company completed the sale of its Samuel Lawrence subsidiary and no longer manufactures or markets wood furniture.

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

        Pursuant to a Solicitation of Consents dated as of January 24, 1997, as subsequently amended (the "Consent Solicitation"), the Company has solicited consents from the record holders (the "Registered Holders") of its Notes to certain amendments, consents and waivers under the Indenture (the "Indenture"), dated as of May 7, 1993, between the Company and Mellon Bank, F.S.B., as successor trustee (the "Trustee"), under which the Notes were issued.
Following receipt of the requisite consents of the Registered Holders, on February 21, 1997, the Company and the Trustee executed a Supplemental Indenture incorporating the amendments to the Indenture. The Supplemental Indenture provides for (i) an increase in the interest rate on the Notes to 10 1/4%, (ii) provision to allow for the payment of a special dividend of up to One Hundred Million Dollars ($100,000,000) (the "Dividend") to qualifying equity security holders of the Company, (iii) an increase in the redemption premiums paid to Registered Holders in the event the Notes are repurchased by the Company, and (iv) the corresponding waiver of Section 4.05 of the Indenture, such that the Dividend will not constitute a "Restricted Payment" (as defined in the Indenture). The Company paid an aggregate of Four Million Dollars ($4,000,000) on a pro rata basis to those Registered Holders that had timely consented.

        Concurrent with the distribution of the Consent Solicitation documentation, the Company entered into negotiations for a new senior secured financing facility. On February 25, 1997, the Company entered into the $275,000,000 Second Restated Secured Credit Agreement (the "1997 Credit Agreement") with a majority of its then current group of senior lenders. The proceeds of the 1997 Credit Agreement were used (a) to refinance approximately $48.7 million of indebtedness under the Company's 1994 Credit Agreement, (b) to pay a $99.8 million Dividend, and (c) for general corporate purposes, including, without limitation, for working capital.

CONVENTIONAL BEDDING

     INDUSTRY AND COMPETITION. According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, approximately 700 manufacturers of mattresses and boxsprings make up the domestic conventional bedding industry, generating wholesale revenues estimated at $3.3 billion during calendar year 1996. The market for conventional bedding represents more than 85% of the entire bedding market in North America. According to ISPA, approximately 75% of conventional bedding is sold to furniture stores and specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers, membership clubs and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes and that the average time between consumer purchases of conventional mattresses is approximately 10 to 12 years. Factors such as disposable income and sales of homes also have some effect on bedding purchases.

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

     PRODUCTS. The Company manufactures a variety of Sealy and Stearns &
Foster brand conventional bedding in various sizes ranging in retail price from under $200 to approximately $3,700. Sealy Posturepedic
brand mattress is the largest selling mattress brand in North America. Approximately 97% of the Sealy brand conventional bedding products sold in
North America are produced by   the Company, with the remainder being produced
by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name.

     CUSTOMERS. The Company serves over 7,000 retail outlets (approximately 3,200 customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 17% of the Company's net sales for the year ended December 1, 1996 and no single customer accounted for over 10% of the Company's net sales.

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

     The Company operates 30 plants, which manufacture conventional bedding in 20 states, three Canadian provinces, Puerto Rico and Mexico. See Item 2. "Properties" herein. The Company also operates a research and development center in Cleveland, Ohio with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company's products with those of its competitors and develops new processes. The Company has developed and patented a computerized model of an adult person, known as Dataman(R), which is used in testing the support level of its mattresses.

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

     Over the last seven years, the Company has made substantial commitments to ensure that the coil-making equipment at its component plants remains state-of-the-art. Since 1989, the Company has installed 26 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company's innerspring requirements over that time period from approximately 60% to approximately 100%.

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

WOOD FURNITURE

     The Company manufactured and marketed conventional bedroom furniture through its Samuel Lawrence subsidiary under the Samuel Lawrence label. In 1996, Samuel Lawrence had approximately 500 customers as one of many manufacturers of wood bedroom furniture. In January, 1997, the Company completed the sale of its Samuel Lawrence subsidiary and no longer manufactures wood bedroom furniture.

LICENSING


     At December 1, 1996, there are 13 separate license arrangements in effect with domestic independent and foreign bedding independent, licensees. Sealy New Jersey (a bedding manufacturer), Sealy Furniture of Maryland (a sleep sofa manufacturer) and Kolcraft Enterprises, Inc. (a crib mattress manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under the license agreement between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain Sealy trademarks in the manufacture and sale of Sealy brand products in the United States. Sealy entered into a long-term license agreement with Klaussner Corporation Services ("Klaussner") on December 19, 1996 under which Klaussner will manufacture and market sofas, sleep sofas, chairs, recliners and other upholstered furniture products in North America, primarily under the Sealy Furniture(TM) logo.

     The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal year ended December 1, 1996, the licensing division as a whole generated royalties of approximately $6 million, which were accounted for as a reduction of selling, general and administrative expenses in the Consolidated Financial Statements included herein.

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

TRADEMARKS AND LICENSES

     The Company owns, among others, the Sealy and Stearns & Foster trademarks and tradenames and also owns the Posturepedic, Posturepedic Crown Jewel, Comfort Series, Dataman and University of Sleep trademarks, service marks and certain related logos and design marks.

EMPLOYEES

     As of December 1, 1996, the Company had 4,875 full-time employees, of which 867 were employed at the Company's Samuel Lawrence subsidiary which was sold in January, 1997. Approximately half of the Company's employees at its 30 North American bedding plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory.

SEASONALITY/OTHER

     The Company's business is somewhat seasonal, with lower sales usually experienced during the first quarter of each fiscal year and higher bedding sales usually experienced in the last three quarters of each fiscal year. See
Note 11 to the Consolidated Financial Statements of the Company included in Part II, Item 8 herein.

     The Company has no material long-term contractual relationships with any customer for its products. Since the level of production of products is generally promptly adjusted to meet customer order demand, the Company has a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

     Sealy's Canadian and Mexican facilities comprise all of the Company's foreign-owned manufacturing operations at December 1, 1996. The Company's licensee for Mexico agreed to terminate its license, thus making it possible for Sealy to enter the Mexico market directly. The Company began marketing and manufacturing bedding products in Mexico in May, 1996. The Company began marketing its Sealy brand in South Korea during 1995. The Company does not derive a material portion of its sales or revenues from its foreign-owned operations or from customers in any other foreign country.

ITEM 2.  PROPERTIES

     The offices of the Company are located at 520 Pike Street, Seattle, Washington 98101. Corporate, licensing and marketing services are provided to the Company by Sealy, Inc. (a wholly-owned subsidiary of the Company), located in Cleveland, Ohio. The principal address of Sealy, Inc. is Halle Building, 10th Floor, 1228 Euclid Avenue, Cleveland, Ohio 44115.

     The Company services certain national account customers in offices located in Chicago, Illinois, and also administers component operations at its Rensselaer, Indiana facility. The Company leases a research and development facility in Cleveland, Ohio. The Company's leased facilities are occupied under leases which expire from 1997 to 2015, including renewal options.

     The following table sets forth certain information regarding manufacturing facilities operated by the Company at February 28, 1997:

                                                    APPROXIMATE
                                                      SQUARE
             LOCATION                                 FOOTAGE     TITLE
             --------                                 -------     -----
UNITED STATES
Arizona                Phoenix                          76,000  Owned  (a)
California             Richmond                        238,000  Owned  (a)
                       South Gate                      185,000  Owned  (a)
Colorado               Colorado Springs                 70,000  Owned  (a)
                       Denver                           92,900  Owned  (a)
Florida                Orlando                          97,600  Owned  (a)
Georgia                Atlanta                         292,500  Owned  (a) (b)
Illinois               Batavia                         212,700  Leased (c)
Indiana                Rensselaer                      131,000  Owned  (a)


                                                         APPROXIMATE
                                                           SQUARE
             LOCATION                                      FOOTAGE     TITLE
             --------                                      -------     -----

                       Rensselaer                           124,000  Leased(d)
Kansas                 Kansas City                          102,600  Leased
Maryland               Williamsport                         144,000  Leased
Massachusetts          Randolph                             187,000  Owned (a)
Michigan               Taylor                               156,000  Leased
Minnesota              St. Paul                              93,600  Owned
New Jersey             South Brunswick                      100,000  Owned (a)
New York               Albany                               102,300  Owned (a)
North Carolina         Lexington                             97,400  Owned (a)
Ohio                   Medina                               140,000  Owned (a)
Oregon                 Portland                             140,000  Owned (a)
Pennsylvania           Clarion                               85,000  Owned (a)
                       Delano                               143,000  Owned (a)
Tennessee              Memphis                              225,000  Owned (a)
Texas                  Brenham                              220,000  Owned (a)
                       North Richland Hills                 124,500  Owned (a)

CANADA

Alberta                Edmonton                             144,500  Owned (a)
Quebec                 Saint Narcisse                        76,000  Owned (a)
Ontario                Toronto                               80,200  Leased

PUERTO RICO            Carolina                              58,600  Owned (a)


MEXICO                 Toluca                                95,200  Owned
                                                          ---------
                                                          4,034,600
                                                          =========

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

REGULATORY MATTERS

     The Company's principal wastes are wood, cardboard and other nonhazardous materials derived from product component supplies and packaging. The Company also periodically disposes (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. The Company, generally, is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company's Phoenix, Arizona furniture operations are also subject to the Resource Conservation and Recovery Act, the Clean Air Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Except as set forth in Item 3. "Legal Proceedings" below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company is not aware of any pending federal environmental legislation (including the amendments to the Clean Air Act which have been adopted) which would have a material impact on the Company's operations. Except as set forth in Item 3, "Legal Proceedings," the Company has not been required to make, and during the next two fiscal years, does not expect to make any material capital expenditures for environmental control facilities.

     The Company's conventional bedding and other product lines are subject to various federal and state laws and regulations relating to flammability, sanitation and other standards. The Company believes that it is in material compliance with all such laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

     In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP"). Pursuant to the ACO the Company and such subsidiary agreed to conduct soil and groundwater investigation and remediation at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that its manufacturing processes were a source of the contaminants found to exist above regulatorily acceptable levels in the groundwater. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO.

     The DEP previously approved both the Company's soil remediation plans and its initial groundwater remediation plans. Further investigation in 1996 revealed certain additional areas of soil contamination resulting from activities at the South Brunswick facility prior to the Company's acquisition of the site. The Company anticipates that in 1997, subject to DEP approval, it will complete essentially all soil remediation and will conduct a pilot test for a Company-proposed revision to the groundwater remediation program.

     While the Company cannot predict the ultimate timing or cost to remediate this facility based on facts currently known, management believes the previously established accrual for site investigation and remediation costs is adequate to cover the Company's reasonably estimable liability and does not believe the resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

     In March, 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. Settlement terms have been tentatively reached in this matter and are projected to be completed in the second quarter of fiscal 1997.

     The Company has also voluntarily proceeded to develop a remediation plan for isolated soil and groundwater contamination at its Oakville, Connecticut property that the Company believes is solely attributable to the manufacturing operations of previous unaffiliated occupants. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's merger warrants to acquire shares of Class B common stock (which warrants were issued in conjunction with the LBO and which became exercisable subsequent to August 9, 1995) (the "Merger Warrants") are registered for trading in the over-the-counter market; however, because of the extremely limited and sporadic nature of quotations for such Merger Warrants, there is no established public trading market for the Merger Warrants. There is no established public trading market for any other class of common equity of the Company.

     As of February 25, 1997, there are 104 holders of record of the Company's Class A shares, 74 holders of record of the Company's Class B shares, 1,143 holders of record of the Merger Warrants and 47 holders of record of the warrants issued in the Recapitalization (the "Restructure Warrants"). See Note 8 to the Consolidated Financial Statements, Part II, Item 8 herein.

     On May 17, 1996, a $35.5 million dividend was paid to all holders of record as of May 7, 1996 of Sealy common stock and to holders of Merger Warrants. In addition, on February 28, 1997, a $99.8 million dividend was paid to all holders of record as of February 27, 1997 of Sealy common stock and to holders of Merger Warrants. See Note 15 to Consolidated Financial Statements. Prior to the May 17, 1996 dividend, no dividends had been paid on any class of common equity of the Company during the prior three fiscal years of the Company. The Company's 1997 Credit Agreement provides that the Company may pay cash dividends, subject to certain limitations, in an amount of up to 50% of future consolidated net income on such capital stock. The Company's 10 1/4% (formerly, 9 1/2%) Senior Subordinated Notes contain other provisions which provide certain similar limitations on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial and other data of the Company (some periods of which are less than one year due to accounting requirements for acquisition transactions) for the years ended December 1, 1996, November 30, 1995 and 1994, for the ten months ended November 30, 1993, for the two months ended January 31, 1993 and for the year ended November 30, 1992.

     During the period from December 1, 1991 through December 1, 1996, the Company's capital structure changed significantly, in large part as a result of the Acquisition in February 1993. Due to required purchase accounting adjustments relating to such transactions, and the resultant changes in control, the consolidated financial and other data for each period reflected in the following tables during this period are not comparable to such data for the other such periods.

     The selected consolidated financial and other data set forth in the following tables have been derived from the Company's audited consolidated financial statements. The report of KPMG Peat Marwick LLP, independent auditors, covering the Company's Consolidated Financial Statements for the years ended December 1, 1996, November 30, 1995 and November 30, 1994, is included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA



                                                      Successor (a)                  Pre-Successor (a)
                                        -----------------------------------------    -----------------
                                                                             Ten       Two
                                           Year        Year       Year      Months     Months     Year
                                          Ended        Ended     Ended       Ended     Ended     Ended
                                         Dec. 1,     Nov. 30,   Nov. 30,   Nov. 30,   Jan. 31,  Nov. 30,
                                           1996        1995       1994       1993       1993      1992
                                           ----        ----       ----       ----       ----      ----
                                                               (dollars in millions)
STATEMENT OF OPERATIONS DATA:
Net sales                              $  697.6      $  653.9  $  697.7  $  579.7  $  103.5  $  654.2
Costs and expenses                        672.8         610.9     641.6     531.0     100.9     628.8
Income before income tax
  and extraordinary item                   24.8          43.0      56.1      48.7       2.6      25.4
Extraordinary loss (b)                       --            --        --       2.9        --        --
Net income (loss)                      $   (0.5)(c)  $   19.5  $   29.2  $   24.7  $    1.0  $   10.0
OTHER DATA:
Depreciation and amortization of
  intangibles                          $   26.6      $   24.2  $   23.6  $   19.1  $    4.3  $   26.4
Operating income (d)                       53.6          74.1      89.5      79.9       9.3      68.1
EBITDA (e)                                 80.2          98.3     113.1      99.0      13.7      94.5
Capital expenditures                       12.0          11.8      12.8      10.4       3.3      11.6
Interest expense, net                      28.8          31.0      33.4      31.2       6.7      42.7
Ratio of EBITDA to interest expense,
  net/(earnings deficiency)                2.8x          3.2x      3.4x      3.2x      2.0x      2.2x
Ratio of earnings to fixed charges/
  (earnings deficiency) (f)                1.8x          2.3x      2.5x      2.4x      1.4x      1.6x

                                              Successor (a)                             Pre-Successor (a)
                         -------------------------------------------------------      ----------------------
                                12/01/96       11/30/95    11/30/94       11/30/93             11/30/92
                                             (dollars in millions)
Balance Sheet Data:
Total assets                      $739.9        $776.2       $810.6         $823.1              $780.3
Long-term
  obligations                      269.5         269.4        329.5          384.5               404.0
Total debt                         288.1         286.9        349.9          406.2               443.5
Stockholder's equity               293.0         330.9        322.2          284.3               179.2


(a) The Company employed the purchase method of accounting for the February, 1993 Acquisition. Accordingly, historical financial and other data for the Successor and Pre-Successor periods are not comparable.

(b) During 1993, the Company recorded an extraordinary loss of $2.9 million, net of income tax of $1.5 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the Refinancing.

(c) On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly-owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture resulted in an aggregate book loss of $17.6 million, which was recorded in the fiscal year ended December 1, 1996. The loss is comprised of a loss on net assets held for sale of $11.8 million and income tax expense of $5.8 million arising from the tax gain on the transaction.

(d) Operating income is calculated by adding interest expense, net to net sales less costs and expenses.

(e) EBITDA is calculated by adding interest expense, net, income tax (benefit) and depreciation and amortization of intangibles to net income (loss) before extraordinary item. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

(f) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income tax and extraordinary item plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 1, 1996 COMPARED WITH YEAR ENDED NOVEMBER 30, 1995

     Net sales for the year ended December 1, 1996 ("Fiscal 1996"), were $697.6 million, an increase of $43.7 million, or 6.7% from the year ended November 30, 1995 ("Fiscal 1995"). This increase is primarily attributable to a $37.0 million increase in conventional bedding sales and a $10.0 million increase in wood bedroom furniture sales. These increases were partially offset by the elimination of sleep sofa sales as a result of the closing of this business unit in March, 1995.

     The strong bedding sales performance represents an 8.2%, or $48.6 million increase in conventional bedding unit shipments, offset partially by a 1.8%, or $11.6 million decrease in the average unit selling price. Increased unit volume is attributed to increased distribution and same store sales of Stearns & Foster luxury bedding, along with incremental placements of new Sealy Posturepedic products. The decrease in average unit selling price is primarily attributed to pricing initiatives and increased volume of lower priced Sealy Posturepedic products.

     Sales of wood bedroom furniture increased due to increased product distribution and same store sales, primarily due to favorable results from new furniture collections.

     Cost of goods sold for Fiscal 1996, as a percentage of net sales, increased
1.5 percentage points to 56.9%. This increase is primarily attributed to the previously mentioned decrease in average unit selling price, the start-up costs associated with the new insulator pad facility and inflationary bedding raw material increases.

     Selling, general and administrative expenses increased $0.3 million, but decreased as a percent of net sales by 2.0 percentage points to 31.1%. Increased operating expenses of $17.1 million were partially offset by a decrease in marketing spending of $14.1 million and a prior year $2.7 million charge associated with closing the sleep sofa business. The increase in operating expenses is due primarily to increases in incentive bonus, administrative and sales salaries, and executive severance and transition expenses. Marketing spending declined from $117.8 million in Fiscal 1995 to $103.7 million in Fiscal 1996 as a result of adjustments in the Company's marketing strategies.

     Loss on net assets held for sale of $11.8 million relates to the divestiture of Woodstuff Manufacturing, Inc., which sold wood bedroom furniture under the Samuel Lawrence brand name, and is comprised of excess of net assets sold over the proceeds received, as well as transaction costs related to the sale. See Note 14 to Consolidated Financial Statements.

     The Company recorded a non-cash charge of $4.5 million, representing final year vesting in the Company's Performance Share Plan (the "Plan"). During Fiscal 1995, the Company recorded a non-cash credit of $13.3 million for the estimated reduction in the value of the benefits issuable under the Plan. See Note 10 to Consolidated Financial Statements.

     Interest expense, net for Fiscal 1996 decreased $2.2 million primarily due to a $27.8 million decrease in average outstanding debt, along with lower debt issuance cost amortization.

     The Company's effective income tax rates for Fiscal 1996 and 1995 differ from the Federal statutory rate because of the application of purchase accounting, effect of certain foreign tax rate differentials and state and local income taxes. The Company's effective tax rate for Fiscal 1996 versus Fiscal 1995 was approximately 102% compared to 55% for Fiscal 1995. The higher effective tax rate for Fiscal 1996 is due primarily to taxes arising from the sale of the Company's Samuel Lawrence subsidiary and the impact of permanent differences related to the February, 1993 Acquisition. See Note 6 to the Consolidated Financial Statements.

     For the reasons set forth above, net income for Fiscal 1996 declined $20.0 million to a loss of $0.5 million.

YEAR ENDED NOVEMBER 30, 1995 COMPARED WITH YEAR ENDED NOVEMBER 30, 1994

     Net sales for Fiscal 1995 were $653.9 million, a decrease of $43.7 million, or 6.3%. This decrease is attributable to a $34.6 million decrease in conventional bedding sales and a $9.1 million net decrease in upholstered and wood furniture sales.

     The bedding sales decrease represents an 11.5%, or $72.3 million decline in conventional bedding unit shipments, offset partially by a 6.8%, or $37.7 million increase in the average unit selling price. Bedding shipments declined due to lower volume of promotional and private label bedding units, primarily attributable to the loss of Sears, Roebuck & Co. ("Sears") private label business in the year ended November 30, 1994 ("Fiscal 1994"). In addition, sales decreased due to the loss of Sealy brand product placements at lower retail price points in the second and third quarters. The loss of placements occurred as a result of certain changes associated with new bedding lines introduced in March, 1995. Management believes that the Company has since recaptured a significant number of the lost product placements through improved product assortment and pricing strategies.

     The decrease in sales of wood and upholstered furniture sales is due primarily to the Company's decision in March, 1995 to close its unprofitable sleep sofa business, resulting in decreased sales of $10.0 million. Sales of wood bedroom furniture products increased $0.9 million due to expanded retail distribution.

     Cost of goods sold for Fiscal 1995, as a percentage of net sales, increased
1.6 percentage points to 55.4%. This increase is primarily attributable to increased bedding raw material costs and the impact of lower sales volume on fixed manufacturing expenses.

     Selling, general and administrative expenses increased $7.8 million, primarily due to a $9.4 million increase in marketing spending from $108.4 million to $117.8 million. The Company continued to focus its marketing emphasis on building brand preference through national advertising, cooperative advertising and promotions.

     During Fiscal 1995, the Company recorded a non-cash credit of $13.3 million for the estimated reduction in the value of the Company's Performance Share Plan, compared to a non-cash charge of $9.7 million in Fiscal 1994. See Note 10 to Consolidated Financial Statements.

     Interest expense, net for Fiscal 1995 decreased $2.4 million primarily due to a net reduction of approximately $63 million in Senior Debt. Although the Company did experience increased interest rates in Fiscal 1995, the impact was not significant as the majority of the Company's debt, $200 million in Senior Subordinated Notes, is fixed at a rate of 9.5%.

     The Company's effective income tax rate for Fiscal 1995 and 1994 differ from the Federal statutory rate because of the application of purchase accounting, certain foreign tax rate differentials and state and local income taxes. The Company's effective tax rate for Fiscal 1995 versus Fiscal 1994 was approximately 55% compared to 48% for Fiscal 1994. The higher effective tax rate for Fiscal 1995 reflects the impact of permanent differences related to the February, 1993 Acquisition and effects of foreign earnings repatriation during 1995. See Note 6 to the Consolidated Financial Statements.

     For the reasons set forth above, net income for Fiscal 1995 declined $9.7 million to $19.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     During Fiscal 1996, the Company's principal sources of funds consisted of cash flow from operations and borrowings under the Revolving Credit Facility. Its principal uses of funds consisted of payments of principal and interest on its secured indebtedness, the dividend described below, capital expenditures and interest payments on its outstanding Notes.

     During May, 1994, the Company entered into the 1994 Credit Agreement. The 1994 Credit Agreement provided the Company with a $150 million Term Loan Facility and a $125 million Revolving Credit Facility. At December 1, 1996, $63 million was outstanding under the Term Loan Facility. The Company made regularly scheduled principal payments on the Term Loan Facility of $20 million in each of Fiscal 1995 and 1994. During Fiscal 1996, the Company made scheduled principal payments aggregating $16 million. During Fiscal 1996 and 1995, the Company made voluntary prepayments aggregating $6 million and $25 million. These prepayments were applied pro rata against the remaining mandatory payments. The Term Loan Facility amortizes according to the following revised schedule: $19 million in fiscal year 1997, $13 million in fiscal year 1998, $22 million in fiscal year 1999 and $9 million in fiscal year 2000. At December 1, 1996, approximately $87 million was available under the Revolving Credit Facility. The 1994 Credit Agreement provides that amounts outstanding under the Revolving Credit Facility may not exceed $75 million for 30 consecutive calendar days in the period beginning September 1 and ending December 31 in each year. During Fiscal 1996 and 1995, the maximum amount outstanding under the Revolving Credit Facility, excluding letters of credit, was $52 million and $21 million, respectively. Amounts outstanding under the 1994 Credit Agreement are secured by substantially all of the Company's assets, and bear interest at a variable rate based on an applicable margin over the greater of a corporate base rate or federal funds rate, or Eurodollar rate, at the Company's option. The applicable margin fluctuates depending on the Company's performance, as measured by certain financial ratios. The 1994 Credit Agreement requires that interest rate protection be maintained on an aggregate notional amount equal to at least 50% of the amount outstanding from time to time under the Term Loan Facility from inception through at least May 7, 1996.

     The Notes are unsecured, subordinated obligations of the Company. Interest on the Notes is payable in semi-annual installments, currently at the rate of 9.5% per annum (see below). The outstanding principal amount of the Notes is payable on May 1, 2003. The Notes may be redeemed at the option of the Company on or after May 1, 1998, under the conditions and at the redemption prices specified in the Indenture, under which the Notes were issued.

     On May 17, 1996, the Company paid a special dividend to all stockholders and holders of Merger Warrants of record as of May 7, 1996. The dividend amounted to $35.5 million, or $1.20 per share, and was financed primarily through borrowings under the Revolving Credit Facility.

     On January 15, 1997, the Company sold its subsidiary that manufactured wood bedroom furniture under the Samuel Lawrence brand name. Gross proceeds from the sale amounted to $35.0 million. See Note 14 of Notes to Consolidated Financial Statements.

     The 1994 Credit Agreement and the Note Indenture contain certain negative and affirmative covenants including, without limitation, requirements and restrictions relating to capital expenditures, dividends, working capital, net worth and other financial ratios. At December 1, 1996, the Company was in compliance with the financial covenants contained in these agreements. Similar types of covenants are contained in the 1997 Credit Agreement described below.

     Pursuant to a Solicitation of Consents dated as of January 24, 1997, as subsequently amended (the "Consent Solicitation"), the Company has solicited consents from the Registered Holders of its Notes to certain amendments, consents and waivers under the Indenture, dated as of May 7, 1993, between the Company and the Trustee. Following receipt of the requisite consents of the Registered Holders, on February 21, 1997, the Company and the Trustee executed a Supplemental Indenture incorporating the amendments to the Indenture. The Supplemental Indenture provides for (i) an increase in the interest rate on the Notes to 10 1/4%, (ii) provision to allow for the payment of a special Dividend of up to One Hundred Million Dollars ($100,000,000) to qualifying equity security holders of the Company, (iii) an increase in the redemption premiums paid to Registered Holders in the event the Notes are repurchased by the Company, and (iv) the corresponding waiver of Section 4.05 of the Indenture, such that the Dividend will not constitute a "Restricted Payment" (as defined in the Indenture). The Company paid an aggregate of Four Million Dollars ($4,000,000) on a pro rata basis to those Registered Holders that had timely consented.

     Concurrent with the distribution of the Consent Solicitation documentation, the Company entered into negotiations for a new senior secured financing facility. On February 25, 1997, the Company entered into the 1997 Credit Agreement with a majority of its then current group of senior lenders, which modified the terms of the 1994 Credit Agreement by increasing the amounts available under the revolving credit portion of the facility from $125 million to $275 million, and eliminating the term loan portion of the 1994 Credit Agreement. The 1997 Credit Agreement provides for a reducing revolving credit facility with a $25 million discretionary letter of credit facility and a discretionary swing loan facility of up to $20 million.

     On February 28, 1997, the Company made an initial borrowing under the 1997 Credit Agreement of $156.4 million. Letters of credit of $13.1 million also were outstanding, leaving approximately $105.5 million of undrawn availability under the 1997 Credit Agreement. The proceeds of the 1997 Credit Agreement were used (a) to refinance approximately $48.7 million of indebtedness under the Company's 1994 Credit Agreement, (b) to pay a $99.8 million Dividend, and (c) for general corporate purposes, including, without limitation, for working capital.

     The 1997 Credit Agreement has a final maturity date of January 15, 2003, and provides for periodic reductions in the amounts of available credit in accordance with the following schedule:


                                                                Remaining
        Reduction Date          Commitment Reduction       Revolver Commitment
        --------------          --------------------       -------------------
        November 29, 1988           $15 million                 $260 million
        November 28, 1999           $20 million                 $240 million
        December 3, 2000            $30 million                 $210 million
        December 2, 2001            $30 million                 $180 million
        June 2, 2002                $30 million                 $150 million

     Additional mandatory commitment reductions will occur equal to 100% of net after-tax cash proceeds from the sale of assets in excess of $15 million in each fiscal year, and equal to 50% of net proceeds from the issuance of permitted subordinated debt.

     Base rate loans and Eurodollar rate loans are based on a pricing grid which provides for an interest rate plus a margin. The margin is adjustable based on the Company's total senior debt to adjusted EBITDA ratio. For the first six months of the 1997 Credit Agreement, the margin on Eurodollar rate borrowings will be the greater of 1.25% or the applicable level of the pricing grid. The initial commitment fee, which is also subject to a pricing grid is 0.375%.

     The 1997 Credit Agreement is secured in substantially the same fashion as the 1994 Credit Agreement (See Note 3 to Consolidated Financial Statements), however such security is subject to release upon the Company attaining specified senior unsecured (either actual or implied) credit ratings. The Company is also subject to certain affirmative and negative covenants under both the 1997 Credit Agreement and the Indenture including requirements and restrictions with respect to capital expenditures, dividends, maximum leverage and other financial ratios.

     In addition, the 1997 Credit Agreement amended other provisions of the 1994 Credit Agreement to provide for greater flexibility to the Company with respect to, among other things, investments and reporting provisions.

     The Company made capital expenditures aggregating $12.0 million and $11.8 million during Fiscal 1996 and 1995, respectively. Management expects to exceed the historical level of capital expenditures in fiscal year 1997 with additional expenditures for enhanced management information systems, the automation of manufacturing processes, and machinery and equipment for the new Sealy Posturepedic Crown Jewel line of bedding. The Company intends to fund Fiscal 1997 capital expenditures with cash generated by operations. Management believes that the annual capital expenditure limitations contained in the 1997 Credit Agreement will not significantly inhibit the Company's ability to meet its ongoing operating needs. Based upon its results of operations during periods subsequent to the execution of the 1994 Credit Agreement and its current financial condition, management believes that cash flow from operations, together with amounts available under the 1997 Credit Agreement, will provide the Company with the resources necessary to meet its anticipated capital requirements. As part of the Company's routine analysis of its capital structure, management continues to review financing alternatives. The Company's net weighted average borrowing cost was 9.0% for Fiscal 1996 and 1995.

FOREIGN OPERATIONS AND EXPORT SALES

     The Company has foreign manufacturing operations in Canada and Mexico with three manufacturing facilities in Canada and one in Mexico. The Company's licensee for Mexico agreed to terminate its license, thus permitting Sealy to enter the market directly during Fiscal 1995 and production commenced in May, 1996. The Company began marketing its Sealy brand in South Korea during 1995 upon expiration of its Korean license agreement.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1995, the Financial Accounting Standards Board issued two pronouncements effective for financial statements for year beginning after December 15, 1995 that would apply to the Company. The Company has considered the requirements of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and has determined that it will not require recognition of any impairment losses. The Company has also determined to remain within the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly the implementation of Statement No. 123, "Accounting for Stock-Based Compensation" will result in additional disclosures without any impact on the statements of operations or financial condition.

CHANGE IN FISCAL YEAR

     A Form 8-K was filed October 11, 1995 reporting that the Board of Directors of the Company approved the change of the Company's fiscal year from one ending on November 30 in each year to a 52-53 week fiscal year. The first such fiscal year commenced on Friday, December 1, 1995 and ended on the 53rd Sunday thereafter or Sunday, December 1, 1996. Subsequent fiscal years will end on the Sunday nearest the last day of November.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA













                                Sealy Corporation

                        Consolidated Financial Statements

                     December 1, 1996 and November 30, 1995

                   (With Independent Auditors' Report Thereon)

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------




The Board of Directors and Stockholders
Sealy Corporation:


We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries as of December 1, 1996 and November 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 1, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of December 1, 1996 and November 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 1, 1996 in conformity with generally accepted accounting principles.







KPMG Peat Marwick LLP


Cleveland, Ohio
January 22, 1997
Except for Note 15,
as to which the date is
February 28, 1997

                                SEALY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)




                                                                          DECEMBER 1,           NOVEMBER 30,
                                                                             1996                  1995
                                                                             ------                -----
ASSETS

Current assets:
   Cash and cash equivalents                                            $   16,619              $  17,348
   Accounts receivable, less allowance for
      doubtful accounts (1996 - $6,814; 1995 - $7,475)                      77,179                 82,288
   Inventories                                                              33,992                 35,356
   Net assets held for sale                                                 35,492                     --
   Deferred income taxes                                                     6,337                 11,612
   Prepaid expenses                                                          4,109                  1,812
                                                                         ---------              ---------
                                                                           173,728                148,416
Property, plant and equipment - at cost:
   Land                                                                     12,109                 12,809
   Buildings and improvements                                               53,741                 54,855
   Machinery and equipment                                                  82,664                 88,182
   Construction in progress                                                  7,549                  3,853
                                                                         ---------              ---------
                                                                           156,063                159,699
   Less accumulated depreciation                                            34,697                 25,161
                                                                          --------               --------
                                                                           121,366                134,538
Other assets:
   Goodwill - net of accumulated amortization
      (1996 - $45,532; 1995 - $36,037)                                     428,460                471,741
   Patents and other intangibles - net of accumulated
      amortization (1996 - $5,187; 1995 - $3,834)                            5,844                  7,197
   Debt issuance costs, net, and other assets                               10,530                 14,289
                                                                          --------              ---------
                                                                           444,834                493,227



                                                                          $739,928               $776,181
                                                                          ========               ========





          See accompanying notes to consolidated financial statements.

                                SEALY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)




                                                                                DECEMBER 1,           NOVEMBER 30,
                                                                                   1996                  1995
                                                                                  ------                -----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion - long-term obligations                                       $ 18,620               $ 17,488
   Accounts payable                                                                35,797                 37,037
   Accrued expenses:
      Customer incentives and advertising                                          20,704                 27,848
      Compensation                                                                 14,047                  9,899
      Other                                                                        23,691                 20,065
                                                                                 --------                -------
                                                                                  112,859                112,337
                                                                                 --------                -------

Long-term obligations                                                             269,507                269,449
Other noncurrent liabilities                                                       34,822                 34,539
Deferred income taxes                                                              29,746                 28,975

Stockholders' equity:
   Preferred stock, $.01 par value; Authorized,
      10,000 shares; Issued, none                                                      --                     --
   Class A common stock, $.01 par value;
     Authorized, 49,500 shares;
     Issued (1996 - 29,409; 1995 - 29,451)                                            294                    295
   Class B common stock, $.01 par value;
      Authorized, 500 shares, Issued (1996 - 11; 1995 - 9)                             --                     --
   Additional paid-in capital                                                     256,489                258,336
   Retained earnings                                                               37,418                 73,387
   Foreign currency translation adjustment                                         (1,207)                (1,137)
                                                                                 --------                -------

                                                                                  292,994                330,881
                                                                                 --------                -------



Commitment and contingencies                                                           --                     --
                                                                                 --------                -------
                                                                                 $739,928               $776,181
                                                                                 ========               ========








          See accompanying notes to consolidated financial statements.

                      (This page intentionally left blank)

                                SEALY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                 YEAR ENDED
                                                     ------------------------------------------------------------------
                                                         DECEMBER 1,         NOVEMBER 30,            NOVEMBER 30,
                                                           1996                 1995                    1994
                                                          ------               ------                  -----
Net sales                                               $697,638              $653,942                 $697,664
                                                        --------              --------                 --------
Cost and expenses:
   Cost of goods sold                                    397,259               362,416                  375,500
   Selling, general and administrative
     (including provisions for bad debts of
     $918, $812 and $1,625, respectively)                216,943               216,670                  208,879
   Loss on net assets held for sale                       11,762                    --                       --
   Performance share plan                                  4,510               (13,260)                   9,681
   Amortization of intangibles                            13,594                14,056                   14,060
   Interest expense, net                                  28,797                31,018                   33,454
                                                        --------              --------                 --------
      Income before income taxes                          24,773                43,042                   56,090
Income taxes                                              25,279                23,572                   26,898
                                                        --------              --------                 --------
            Net income/(loss)                           $   (506)             $ 19,470                 $ 29,192
                                                        ========              ========                 ========
Earnings/(loss) per common share                        $  (0.02)             $   0.65                 $   0.95
Weighted average number of common
   shares and equivalents outstanding
   during period                                          29,428                30,143                   30,878





          See accompanying notes to consolidated financial statements.

                                SEALY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        CLASS A                  CLASS B                                  FOREIGN
                                    -------------------      ---------------   ADDITIONAL                 CURRENCY
                                    COMMON       STOCK       COMMON   STOCK     PAID-IN    RETAINED     TRANSLATION
                                    SHARES       AMOUNT      SHARES   AMOUNT    CAPITAL     EARNINGS     ADJUSTMENT      TOTAL
                                    ------       ------      ------   ------    -------     --------     ----------      -----

November 30, 1993                   29,457      $295           --      --      $260,581     $24,725       $(1,256)    $284,345
  Net income                            --        --           --      --            --      29,192            --       29,192
  Performance share plan                --        --           --      --         9,681          --            --        9,681
  Valuation adjustment on
    common stock and warrants
    subject to repurchase               --        --           --      --        (1,065)         --            --       (1,065)
  Repurchase of management
    stock, net of stock options
    exercised                          (23)       (1)          --      --            32          --            --           31
  Foreign currency translation          --        --           --                    --          --            49           49
                                 ---------    ------        -----     ---  ------------  ----------    ---------- ------------
November 30, 1994                   29,434       294           --      --       269,229      53,917        (1,207)     322,233
  Net income                            --        --           --      --            --      19,470            --       19,470
  Performance share plan                --        --           --      --       (13,260)         --            --      (13,260)
  Management stock award                10         1           --      --            --          --            --            1
  Valuation adjustment on
    common stock and warrants
    subject to repurchase               --        --           --      --         2,300          --            --        2,300
  Stock options exercised                7        --           --      --            67          --            --           67

  Warrants exercised                    --        --            9      --            --          --            --           --
  Foreign currency translation          --        --           --      --            --          --            70           70
                                 ---------    ------        -----     ---  ------------  ----------    ---------- ------------
November 30, 1995                   29,451       295            9      --       258,336      73,387        (1,137)     330,881
  Net loss                              --        --           --      --                      (506)           --         (506)
  Performance share plan                --        --           --      --         4,510          --            --        4,510
  Management stock award                68        --           --      --           269          --            --          269
  Valuation adjustment on
    common stock and warrants
    subject to repurchase               --        --           --      --          (308)         --            --         (308)
  Warrants exercised                    --        --            2      --            --          --            --           --
  Repurchase of management
   stock                              (110)       (1)          --      --            --          --            --           (1)
  Dividend                              --        --           --      --            --     (35,463)           --      (35,463)
  Withdrawals from performance
   share plan                           --        --           --      --        (3,498)         --            --       (3,498)
  Shares tendered under
   performance share plan               --        --           --      --        (2,820)         --            --       (2,820)
  Foreign currency translation                                                                                (70)         (70)
                                 ---------    ------        -----     ---  ------------  ----------    ---------- ------------
December 1, 1996                    29,409      $294           11      --      $256,489     $37,418       $(1,207)    $292,994
                                 =========    ======        =====     ===  ============  ==========    ========== ============




          See accompanying notes to consolidated financial statements.

                                SEALY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   YEAR ENDED
                                                          -------------------------------------------------------------
                                                              DECEMBER 1,          NOVEMBER 30,        NOVEMBER 30,
                                                                  1996                 1995                1994
                                                                 ------               ------              -----
Cash flows from operating activities:
   Net income/(loss)                                            $   (506)            $ 19,470            $ 29,192
   Adjustments to reconcile net income/(loss) to net
     cash provided by operating activities:
       Depreciation                                               13,037               10,144               9,512
       Loss on net assets held for sale                           11,762                   --                  --
       Loss on disposal of assets                                    178                  813                 444
       Noncash stock incentive expense                             4,779              (13,260)              9,681
       Deferred income taxes                                       5,781               11,974               3,473
       Amortization of:
          Intangibles                                             13,594               14,056              14,060
          Debt issuance cost                                       2,683                3,136               3,248
       Other, net                                                    922               (1,502)               (142)
   Changes in operating assets and liabilities:
       Accounts receivable                                        (4,119)              (3,975)             (6,185)
       Inventories                                                (5,543)               7,267                (878)
       Prepaid expenses                                           (2,343)                 952                 556
       Accounts payable/accrued expenses/
          other noncurrent liabilities                             4,192               14,252               6,030
                                                                --------             --------            --------

             Net cash provided by operating activities            44,417               63,327              68,991
                                                                --------             --------              ------
Cash flows from investing activities:
   Purchase of property, plant and equipment                     (12,045)             (11,804)            (12,753)
   Proceeds from disposal of property, plant
     and equipment                                                 1,089                7,468               1,659
                                                                --------             --------             -------

             Net cash used in investing activities               (10,956)              (4,336)            (11,094)
                                                                --------             --------            --------
Cash flows from financing activities:
   Repayment of long-term obligations, net                       (23,727)             (62,952)            (56,290)
   Net borrowing from Revolving Credit
     Facility                                                     25,000                   --                  --
   Dividend                                                      (35,463)
   Debt issuance costs                                                --                   --                (858)
   Management investor redemptions                                    --                   --                (359)
                                                                --------             --------            --------

             Net cash used in financing activities               (34,190)             (62,952)            (57,507)
                                                                --------             --------            --------

Change in cash and cash equivalents                                 (729)              (3,961)                390
Cash and cash equivalents:
   Beginning of period                                            17,348               21,309              20,919
                                                                --------             --------            --------
   End of period                                                $ 16,619             $ 17,348            $ 21,309
                                                                ========             ========            ========


Supplemental disclosures:
   Taxes paid, net                                              $ 14,334             $  9,405            $  9,215
   Interest paid, net                                           $ 26,487             $ 28,670            $ 31,198


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

      (b)  PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      (c)  CASH AND CASH EQUIVALENTS

           For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

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

      (f)  EARNINGS PER COMMON SHARE

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

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      (g)  INCOME TAXES

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (h)  ADVERTISING COSTS

           The Company expenses all advertising costs as incurred. Advertising expenses for the years ended December 1, 1996, November 30, 1995 and November 30, 1994 amounted to $74,649, $92,726 and $83,726, respectively.

      (i)  USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (j)  RECLASSIFICATION

           Certain reclassifications of previously reported financial information were made to conform to the 1996 presentation.

      (k)  FISCAL YEAR

           Effective December 1, 1995, the Company changed its fiscal year end from November 30 to a 52- or 53-week year ending on the Sunday closest to November 30. Accordingly, the 1996 fiscal year ended on December 1, whereas the previous two fiscal years ended on November 30. All general references to years relate to fiscal years unless otherwise noted.

(2)   INVENTORIES

      Inventories are valued at cost not in excess of market, using the first-in, first-out (FIFO) method. The major components of inventory as of December 1, 1996 and November 30, 1995 were as follows:


                                 1996              1995
                               -------        ---------
                                    (IN THOUSANDS)
Raw materials                  $18,300          $19,861
Work in process                 11,624           11,195
Finished goods                   4,068            4,300
                               -------        ---------
                               $33,992          $35,356
                               =======          =======

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)   LONG-TERM OBLIGATIONS

      Long-term debt as of December 1, 1996 and November 30, 1995 consisted of the following:


                                     1996       1995
                                     ----       ----
                                      (IN THOUSANDS)

1994 Restated Credit Agreement:
   Revolving Credit Facility       $ 25,000   $   --
   Term Loan Facility                63,052     85,000

9 1/2% Senior Subordinated Notes    200,000    200,000
Other                                    75      1,937
                                   --------   --------
                                    288,127    286,937

Less current portion                 18,620     17,488
                                   --------   --------
                                   $269,507   $269,449
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

      Under the terms of the 1994 Restated Credit Agreement, the Company is required to make certain mandatory principal payments of the Term Loan Facility in the event of the sale of any of the Company's principal operating subsidiaries, certain sales of assets, sales of stock and issuances of new debt securities and in certain other circumstances. In addition, the Company is permitted to make voluntary prepayments. During each of the years ended November 30, 1995 and 1994, the Company made scheduled principal payments aggregating $20 million. During the year ended December 1, 1996, the Company made scheduled principal payments aggregating $16 million. During the years ended December 1, 1996 and November 30, 1995, the Company made voluntary prepayments aggregating $6 million and $25 million, respectively. These prepayments were applied pro rata against the remaining mandatory payments. The Term Loan Facility amortizes according to the following revised schedule:


                         ANNUAL AMOUNTS
FISCAL YEAR              TO BE AMORTIZED
-----------              ---------------
                         (IN THOUSANDS)
1997                         $18,545
1998                          13,352
1999                          22,254
2000                           8,901
                             -------
                             $63,052
                             =======

      In addition, the outstanding principal amount of the Revolving Credit Facility must not exceed $75 million for thirty consecutive calendar days in the period beginning September 1 and ending December 31 during each year. The Company has met this requirement for calendar years 1996, 1995 and 1994. The Company

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

is also subject to certain affirmative and negative covenants under both the 1994 Credit Agreement and the 1993 indenture, including, without limitation, requirements and restrictions with respect to capital expenditures, dividends, working capital, net worth and other financial ratios.

      At December 1, 1996, the Company had approximately $87 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $13 million. Under the terms of the 1994 Restated Credit Agreement, the Company is initially obligated to pay a commitment fee rate of 0.375% per annum on the unused portion of the Revolving Credit Facility. The fee, which is payable quarterly in arrears, is reduced or increased depending on certain financial ratios.

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

      The applicable margin is zero for the Floating Rate option and 1.25% for the Eurodollar Rate option. The applicable margin is reduced or increased depending on certain financial ratios. At December 1, 1996, the weighted average interest rate on the Term Loan and Revolving Credit Facilities was 7.0%.

      In addition, certain other provisions of the 1994 Credit Agreement were amended to provide more flexibility to the Company relating to, among other things, investments, capital expenditures and incurrence of debt.

      The 1994 Credit Agreement required that interest rate protection be maintained on an aggregate notional amount at least equal to 50% of outstanding Term Loan Facility from inception through at least May 7, 1996.

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

      The 9 1/2% Senior Subordinated Notes (the "Notes") sold pursuant to a public offering on May 7, 1993 mature on May 1, 2003 with interest payable semiannually in cash on May 1 and November 1 of each year. The Notes may be redeemed at the option of the Company on or after May 1, 1998, under the conditions and at the redemption prices as specified in the note indenture, dated as of May 7, 1993, under which the Notes were issued (the "Note Indenture"). Notwithstanding the foregoing, at any time prior to May 1, 1996, the Company may redeem with the net proceeds of one or more Public Equity Offerings as defined in the Note Indenture, up to $60.0 million aggregate principal amount of the Notes at the redemption prices as specified in the Note Indenture. The Notes are subordinated to all existing and future Senior Debt of the Company as defined in the Note Indenture.

      In January, 1997, the Company initiated a consent solicitation related to the Notes and a refinancing of its 1994 Restated Credit Agreement. See Note 15, Subsequent Events.

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4)   LEASE COMMITMENTS

      The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at December 1, 1996.


                                               COMMITMENTS UNDER
                                 -----------------------------------------------
                                                                      SUBLEASE
                                     OPERATING       CAPITALIZED       RENTAL
FISCAL YEAR                            LEASES           LEASES         INCOME
                                                  (IN THOUSANDS)
1997                                  $ 6,212             $114          $153
1998                                    4,943               36           102
1999                                    3,012               15             -
2000                                    1,898                -             -
2001                                    1,234                -             -
Later years                             2,477                -             -
                                      -------           ------      --------
                                      $19,776             $165          $255
                                      =======                           ====
Less amount representing interest                            7
Present value of minimum lease
   payments of capitalized leases                         $158
                                                        ======

      At December 1, 1996, property, plant and equipment included approximately $0.4 million of aggregate cost and net book value related to assets under capitalized leases.

      Rental expense charged to operations is as follows:


                                           YEAR                YEAR                 YEAR
                                           ENDED               ENDED               ENDED
                                        DEC. 1, 1996       NOV. 30, 1995       NOV. 30, 1994
                                       -------------      --------------      --------------
                                                           (IN THOUSANDS)

Minimum rentals                           $ 9,096              $9,084               $8,625
Contingent rentals (based
   upon delivery equipment
   mileage)                                 1,067                 809                1,361
                                          -------              ------               ------

                                          $10,163              $9,893               $9,986
                                          =======              ======               ======

      The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2015. Most of the operating leases provide for increased rent through increases in general price levels.

(5)   STOCK OPTION AND RESTRICTED STOCK PLANS

      The Company adopted the 1989 Stock Option Plan ("1989 Plan") in 1989, the 1992 Stock Option Plan ("1992 Plan") in 1992 and reserved 100,000 shares and 600,000 shares, respectively, of Class A Common Stock of the Company (the "Shares") for future issuance. Options under the 1989 Plan and the 1992 Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of
Section 83 of the Internal Revenue Code.

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      Prior to fiscal year 1995, the Company issued options under the 1989 Plan totaling 5,400 Shares (net of subsequent forfeitures), all of which are exercisable on or after November 30, 1994. Any unexercised options terminate on the tenth anniversary of the date of grant or earlier, in connection with termination of employment. The exercise price for all 1989 Plan options as of December 1, 1996 is $50.00 per Share. No 1989 Plan options have been exercised since the date of grant.

      Outstanding options (net of subsequent forfeitures) under the 1992 Plan are as follows: 49,000 granted in June, 1992 with an exercise price of $7.52 per Share; 56,500 granted in June, 1993 with an exercise price of $9.05 per Share; 64,500 granted in June, 1994 with an exercise price of $13.48 per Share; 83,000 granted in June, 1995 with an exercise price of $15.95 per Share and 104,000 granted in June, 1996 with an exercise price of $10.63 per Share. The 1992 Plan options are exercisable 25% upon grant and 25% per year thereafter. The exercise price is equal to the estimated fair value of the Company's stock at the date of grant. 1992 Plan options totaling 10,600 shares were exercised during the Reporting Periods. At December 1, 1996, options for 221,375 Shares issued under the 1992 Plan are exercisable.

      During Fiscal 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994 and June 27, 1995. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4%, which became the fixed exercise price for all such options. Options issued thereafter, if any, will be exercisable over their term at the fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 50,000 Shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per Share. No options under the 1993 Plan have been exercised. The 1993 Plan was amended on June 27, 1995 to provide for the grant of an additional option to purchase 5,000 Shares to each eligible director and thereafter providing for the automatic annual grant of an option to each eligible director to purchase an additional 5,000 Shares at fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 5,000 Shares to each eligible director in fiscal 1995 and 1996 with a fixed exercise price of $15.95 and $10.63, per Share, respectively. The options outstanding (net of forfeitures) and their related strike prices at December 1, 1996 adjusted for the dividend declared on May 17, 1996 are 45,078 Shares and $8.35, 22,544 Shares and $14.15, 20,000 Shares and $9.43 for the 1993, 1995 and 1996 grants, respectively.

      In 1996, pursuant to an employment agreement with the Company's current President and Chief Executive Officer, the Company granted him an aggregate of 67,635 shares of restricted stock. The restricted stock vests at a rate of approximately 25% at each anniversary date of the grant. The Company also awarded a grant of ten-year stock options to acquire up to an aggregate of 400,000 Shares of an exercise price of $10.63 per Share (representing fair market value at the time of grant). The stock options vest at a rate of 25% at each anniversary date of the grant.

      In 1996, the Company adopted the 1996 Transitional Restricted Stock Plan (the "Plan") effective December 1, 1996 which terminates on January 3, 2000, and no grants shall thereafter be awarded under the Plan. All grants awarded under the Plan prior to such date shall remain in effect until they have been exercised or terminated in accordance with the terms and provisions of the Plan. On January 6, 1997, 281,400 shares, which vest on January 3, 2000, were granted under the Plan. The Plan provides for partial vesting at a rate of 50% if a grantee incurs a "termination" (as defined in the Plan) from January 3, 1999 to January 2, 2000.

      In 1996, the Company adopted the 1997 Stock Option Plan ("1997 Plan"). Options under the Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. No options have been granted under the 1997 Plan.

(6)   INCOME TAXES

      The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense attributable to income from continuing operations consists of:


                                              YEAR                 YEAR                  YEAR
                                             ENDED                ENDED                 ENDED
                                          DEC. 1, 1996        NOV. 30, 1995         NOV. 30, 1994
                                         -------------       ---------------       --------------
                                                              (IN THOUSANDS)
Current:
   Federal                                  $15,494               $6,384               $15,650
   State and local                            1,196                1,404                 3,287
   Canada, Commonwealth
     of Puerto Rico and Mexico                2,808                3,810                 4,488
                                            -------              -------              --------
                                             19,498               11,598                23,425
Deferred                                      5,781               11,974                 3,473
                                             ------              -------              --------
Income tax expense                          $25,279              $23,572               $26,898
                                            =======              =======               =======

      Income before income taxes from Canadian operations amounted to $7,042, $7,247 and $8,720, for the years ended December 1, 1996, November 30, 1995 and November 30, 1994.

      The differences between the effective tax rate and the statutory U.S. Federal income tax rate are explained as follows:

                                                           YEAR                   YEAR                  YEAR
                                                          ENDED                   ENDED                ENDED
                                                       DEC. 1, 1996           NOV. 30, 1995        NOV. 30, 1994
                                                      -------------          --------------       --------------

Income tax expense  (benefit) computed at
   statutory U.S. Federal income tax rate                  35.0%                  35.0%                35.0%
State and local income taxes,  net of
    Federal tax benefit                                     3.2                    4.5                  4.6
Permanent differences resulting from
   purchase accounting                                     16.1                    9.6                  7.4
Foreign tax rate differential and effects of
   foreign earnings repatriation                            6.5                    5.4                  1.5
Sale of subsidiary                                         40.2                     --                   --
Other items, net                                            1.0                    0.3                 (0.5)
                                                         ------                  -----                -----
                                                          102.0%                  54.8%                48.0%
                                                         ======                  =====                =====

      At December 1, 1996 and November 30, 1995, the total deferred tax assets and deferred tax liabilities were $19,265 and $23,689, $42,674 and $41,052, respectively. The significant components of the deferred tax assets were accrued salaries and benefits of $7,447 and $9,462, respectively and net operating loss carryforwards of $3,577 and $4,796, and the deferred tax liabilities relating to property, plant and equipment were $23,601 and $26,929 and intangible assets of $13,204 and $13,913, respectively.

      The future usage of net operating losses generated prior to November 6, 1991 will be substantially limited as to annual usage due to a recapitalization that occurred on that date. The Company has net operating loss carryforwards of approximately $10 million for U.S. Federal income tax purposes. These losses cannot be carried back against income of prior periods, and will expire, if not utilized, by the year 2008.

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

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)   RETIREMENT PLANS

      Substantially all employees are covered by profit sharing plans, where specific amounts are set aside in trust for retirement benefits. The total profit sharing expense was $5.0 million, $5.4 million and $5.3 million for the years ended December 1, 1996, November 30, 1995 and November 30, 1994, respectively.

(8)   WARRANTS

      SERIES A AND SERIES B WARRANTS

      Series A and Series B Warrants (collectively, "Restructure Warrants") were issued under a Warrant Agreement (the "Agreement") dated as of November 6, 1991 between the Company and its subsidiary, Sealy, Inc., as warrant agent. The Restructure Warrants, when exercised, will entitle the Holder thereof to receive one Share in exchange for the exercise price per Share for Series A warrants and Series B warrants, subject to adjustment under certain circumstances. As of December 1, 1996, the Series A and Series B Warrants are exercisable into 4,337,959 and 1,668,446 Shares, respectively.

      Under the Agreement, adjustments are to be made to the exercise ratio and exercise price of the Restructure Warrants in the event the Company issues shares of its capital stock at less than Current Market Value (including under employee benefit plans). The Company has issued shares under its Performance Share Plan, Restricted Stock Plan and certain employee issuances, triggering the anti-dilution adjustments, and these adjustments have been made pursuant to the Warrant Agreement. The Series A and Series B Warrants conversion ratio and exercise price at December 1, 1996 have been adjusted to 1.0115 and $15.8182 per share and 1.0115 and $22.2444 per share, respectively, from 1.0000 and $16.0000 per share and 1.0000 and $22.50 per share at November 30, 1995. On January 6, 1997, the Company issued additional shares under the 1996 Transitional Restricted Stock Plan resulting in further adjustments to the Series A and Series B Warrants conversion ratio and exercise price of 1.0207 and $15.6751 per share and 1.0207 and $22.0431 per share, respectively. As of January 6, 1997, the Series A and Series B Warrants are exercisable into 4,377,571 and 1,683,682 Shares, respectively.

      The Restructure Warrants are exercisable at any time and from time to time on or prior to November 6, 2001 ("Expiration Date"). The Restructure Warrants may terminate and become void prior to the Expiration Date in the event that such warrants are redeemed by the Company pursuant to its right to redeem the Restructure Warrants on any date after November 6, 1996 at a redemption price per Share as defined in the Warrant Agreement.

      MERGER WARRANTS

      Merger Warrants were issued under a Warrant Agreement ("Warrant Agreement") dated as of August 1, 1989 between the Company and KeyCorp Shareholder Services, Inc., as successor warrant agent. Each Merger Warrant, when exercised, will entitle the holder thereof to receive one fiftieth of one share of Class B Common Stock ("Warrant Shares") of the Company (50 to 1 ratio) in exchange for the exercise price of $.01 per share, subject to adjustment under certain circumstances. The Company has issued shares under its Performance Share Plan, Restricted Stock Plan and certain employee issuances, triggering the anti-dilution adjustment provision, and these adjustments have been made pursuant to the Warrant Agreement resulting in a revised conversion ratio of
48.64 to 1. On January 6, 1997, the Company issued additional shares under the 1996 Transitional Restricted Stock Plan resulting in a revised conversion ratio of 47.98 to 1.

      The Merger Warrants became exercisable subsequent to August 9, 1995. As a result of exercised Merger Warrants, 2,085 and 8,590 shares of Class B Common Stock were issued in Fiscal 1996 and 1995, respectively.

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The Company is required to offer to repurchase the Merger Warrants and Warrant Shares upon the removal of any limitations to repurchase or upon the occurrence of certain other events. Merger Warrants and Warrant Shares are, therefore, not considered to be a part of the Company's stockholders' equity but, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. Authorized Merger Warrants at December 1, 1996 and January 6, 1997 are exercisable into an aggregate of 207,747 and 210,754 shares of Class B Common Stock, respectively.

(9)   COMMON STOCK

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

(10)  PERFORMANCE SHARE PLAN

      Effective April 1, 1992, the Company adopted a Performance Share Plan ("Plan") for certain employees of the Company. Under the Plan, the Board of Directors may approve the issuance of up to 3.0 million performance share units each representing the right to receive up to one Share if the Company meets specified cumulative operating cash flow targets over the five-year period ending December 1, 1996. During fiscal 1996, two participants withdrew from the Plan resulting in an adjustment to additional paid-in capital. As of December 1, 1996, the conclusion of the Plan, 451,740 Shares were awarded under the Plan of which 207,549 Shares were tendered to the Company by Plan participants to cover their estimated tax liability, resulting in the issuance of 244,191 Shares subsequent to fiscal year end.

      The Plan is a variable stock compensation plan pursuant to which the fair value of Shares issuable under the Plan will be recorded as compensation expense over the Plan's five-year term ending December 1, 1996. In addition to the annual amount of compensation expense under the Plan, such amount will be adjusted to give cumulative effect to any change in the amount of non-cash compensation expense previously recorded in prior reporting periods, resulting from subsequent increases or decreases in the fair value of the Shares or the number of performance share units outstanding since such reporting period and to any change in management's estimate of its ability to achieve the cumulative operating cash flow targets as defined in the Plan. Performance Share Plan expense for the year ended December 1, 1996 amounted to $4.5 million. The Company recorded a $13.3 million credit to non-cash compensation expense under the Plan for the year ended November 30, 1995. For the year ended November 30, 1994, the Company recorded $9.7 million of non-cash compensation expense under the Plan.

(11)  SUMMARY OF INTERIM FINANCIAL INFORMATION (UNAUDITED)


                                                                               EARNINGS
                                                                                  PER
                                               GROSS            NET             COMMON
                           NET SALES          PROFIT          INCOME             SHARE
                           ---------          ------          ------             -----
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996:
   First quarter            $159,475          $69,583        $ 2,854             $ 0.09
   Second quarter            165,177           68,935          2,909               0.10
   Third quarter             192,546           84,434          7,083               0.24
   Fourth quarter            180,440           77,427        (13,352)             (0.45)

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                               EARNINGS
                                                                                  PER
                                               GROSS            NET             COMMON
                           NET SALES          PROFIT          INCOME             SHARE
                           ---------          ------          ------             -----
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1995:
   First quarter            $149,895          $65,950         $ (216)            $(0.01)
   Second quarter            153,189           66,376          4,735               0.15
   Third quarter             179,880           83,054          8,231               0.27
   Fourth quarter            170,978           76,146          6,720               0.22

      During the fourth quarter of Fiscal 1996, the Company recorded an after-tax loss on the pending sale of subsidiary of $17.6 million and a noncash charge of $3.2 million in connection with the Company's Performance Share Plan. During the second, third and fourth quarters of Fiscal 1995, the Company recorded noncash credits of $4.6 million, $2.7 million and $7.4 million, respectively, in connection with the Company's Performance Share Plan.

(12)  CONTINGENCIES

      In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP"). Pursuant to the ACO the Company and such subsidiary agreed to conduct soil and groundwater investigation and remediation at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that its manufacturing processes were a source of the contaminants found to exist above regulatorily acceptable levels in the groundwater. As the current owners of the facility, however, the Company and its subsidiary are primarily responsible for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO.

     The DEP previously approved both the Company's soil remediation plans and its initial groundwater remediation plans. Further investigation in 1996 revealed certain additional areas of soil contamination resulting from activities at the South Brunswick facility prior to the Company's acquisition of the site. The Company anticipates that in 1997, subject to DEP approval, it will complete essentially all soil remediation and will conduct a pilot test for a Company-proposed revision to the groundwater remediation program.

     While the Company cannot predict the ultimate timing or cost to remediate this facility based on facts currently known, management believes the previously established accrual for site investigation and remediation costs is adequate to cover the Company's reasonably estimable liability and does not believe the resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

     In March, 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. Settlement terms have been tentatively reached in this matter and are projected to be completed in the second quarter of fiscal 1997.

     The Company has also voluntarily proceeded to develop a remediation plan for isolated soil and groundwater contamination at its Oakville, Connecticut property that the Company believes is solely attributable to the manufacturing operations of previous unaffiliated occupants. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13)  FINANCIAL INSTRUMENTS

      Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Term Loan Facility and Revolving Credit Facility approximate fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the 9 1/2% Senior Subordinated Notes, based on a quoted market price, was $201 million and $198 million at December 1, 1996 and November 30, 1995, respectively.

(14)  DISPOSITION

      On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture produced cash proceeds of $35.0 million and resulted in a book loss of $17.6 million. The loss on sale of this subsidiary includes income tax expense of $5.8 million arising from the tax gain on the transaction, as well as transaction costs related to the sale. A summary of the net assets held for sale at December 1, 1996 is as follows (amounts in thousands):


Accounts receivable                                        $  9,228
Inventory                                                     6,907
Other current assets                                            480
Property, plant and equipment, net                           10,329
Other assets                                                 26,246
Accounts payable and accrued expenses                        (4,939)
Other liabilities                                            (1,998)
Excess of net assets over proceeds from sale                (10,761)
                                                           --------
Net assets held for sale                                   $ 35,492
                                                           ========


(15)  SUBSEQUENT EVENTS

     Pursuant to a Solicitation of Consents dated as of January 24, 1997, as subsequently amended (the "Consent Solicitation"), the Company has solicited consents from the record holders (the "Registered Holders") of its 9 1/2% Senior Subordinated Notes due 2003 (the "Notes") to certain amendments, consents and waivers under the Indenture (the "Indenture"), dated as of May 7, 1993, between the Company and Mellon Bank, F.S.B., as successor trustee (the "Trustee"), under which the notes were issued. Following receipt of the requisite consents of the Registered Holders, on February 21, 1997, the Company and the Trustee executed a Supplemental Indenture incorporating the amendments to the Indenture. The

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Supplemental Indenture provides for (i) an increase in the interest rate on the Notes to 10 1/4%, (ii) provision to allow for the payment of a special dividend of up to One Hundred Million Dollars ($100,000,000) (the "Dividend") to qualifying equity security holders of the Company, (iii) an increase in the redemption premiums paid to Registered Holders in the event the Notes are repurchased by the Company, and (iv) the corresponding waiver of Section 4.05 of the Indenture, such that the Dividend will not constitute a "Restricted Payment" (as defined in the Indenture). The Company paid an aggregate of Four Million Dollars ($4,000,000) on a pro rata basis to those Registered Holders that had timely consented.

     Concurrent with the distribution of the Consent Solicitation documentation, the Company entered into negotiations for a new senior secured financing facility. On February 25, 1997, the Company entered into the $275,000,000 Second Restated Secured Credit Agreement (the "1997 Credit Agreement) with a majority of its then current group of senior lenders, which modified the terms of the 1994 Credit Agreement by increasing the amounts available under the revolving credit portion of the facility from $125 million to $275 million, and eliminating the term loan portion of the 1994 Credit Agreement. The 1997 Credit Agreement provides for reducing revolving credit facility with a $25 million discretionary letter of credit facility and a discretionary swing loan facility of up to $20 million.

     On February 28, 1997, the Company made an initial borrowing under the 1997 Credit Agreement of $156.4 million. Letters of credit of $13.1 million also were outstanding, leaving approximately $105.5 million of undrawn availability under the 1997 Credit Agreement. The proceeds of the 1997 Credit Agreement were used (a) to refinance approximately $48.7 million of indebtedness under the Company's 1994 Credit Agreement, (b) to pay a $99.8 million Dividend, and (c) for general corporate purposes, including, without limitation, for working capital.

The 1997 Credit Agreement has a final maturity date of January 15, 2003, and provides for periodic reductions in the amounts of available credit in accordance with the following schedule:

                                                              Remaining
       Reduction Date        Commitment Reduction        Revolver Commitment
       --------------        --------------------        -------------------
       November 29, 1988         $15 million                 $260 million
       November 28, 1999         $20 million                 $240 million
       December 3, 2000          $30 million                 $210 million
       December 2, 2001          $30 million                 $180 million
       June 2, 2002              $30 million                 $150 million

Additional mandatory commitment reductions will occur equal to 100% of net after-tax cash proceeds from the sale of assets in excess of $15 million in each fiscal year, and equal to 50% of net proceeds from the issuance of permitted subordinated debt.

Base rate loans and Eurodollar rate loans are based on a pricing grid which provides for an interest rate plus a margin. The margin is adjustable based on the Company's total senior debt to adjusted EBITDA ratio. For the first six months of the 1997 Credit Agreement the margin on Eurodollar rate borrowings will be the greater of 1.25% or the applicable level of the pricing grid. The initial commitment fee, which is also subject to a pricing grid, is 0.375%.

The 1997 Credit Agreement is secured in substantially the same fashion as the 1994 Credit Agreement (See Note 3 to Consolidated Financial Statements), however such security is subject to release upon the Company attaining specified senior unsecured (either actual or implied) credit ratings. The Company is also subject to certain affirmative and negative covenants under both the 1997 Credit Agreement and the Indenture including requirements and restrictions with respect to capital expenditures, dividends, maximum leverage and other financial ratios.

In addition, the 1997 Credit Agreement amended other provisions of the 1994 Credit Agreement to provide for greater flexibility to the Company with respect to among other things, investments and reporting provisions.

(16)  NEW ACCOUNTING PRONOUNCEMENTS

      During 1995, the Financial Accounting Standards Board issued two pronouncements effective for financial statements for years beginning after December 15, 1995 that would apply to the Company. The Company has considered the requirements of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and has determined that it will not require recognition of any impairment losses. The Company has also determined to remain within the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly the implementation of Statement No. 123, "Accounting for Stock-Based Compensation" will result in additional disclosures without any impact on the statements of operations or financial condition.

                                SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)







                      (This page intentionally left blank)

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The following sets forth the name, age, principal occupation and employment and business experience during at least the last five years of each of the Company's directors:

ROD F. DAMMEYER

      Mr. Dammeyer, age 56, has been a director of the Company since December, 1995. Mr. Dammeyer is the managing director of EGI-Corporate Investments, which has among other things, a controlling interest in approximately 30 companies, several of which are public entities. Mr. Dammeyer is also the Chief Executive Officer and a director of Anixter International, Inc. Since 1985, Mr. Dammeyer has held the positions of President and Chief Executive Officer of Anixter International, Inc. From 1983 to 1985, Mr. Dammeyer was Senior Vice President and Chief Financial Officer of Household International, Inc. Prior to Household International, Mr. Dammeyer was Executive Vice President and Chief Financial Officer of Northwest Industries, Inc. from 1979 to 1983. Mr. Dammeyer is a director of Antec Corporation, Capsure Holdings Corporation, Falcon Building Products, Inc., IMC Global, Inc., Jacor Communications, Inc., Lukens, Inc., Revco D.S., Inc. and TeleTech Holdings, Inc. He is also a trustee of Van Kampen American Capital, Inc. closed end funds and a member of the Chase Manhattan Corporation National Advisory Board.

GEORGE L. DAVIS

      Mr. Davis, age 63, has been a director of the Company since February 12, 1993 . Mr. Davis is, and since October 1990 has been, President and Chief Executive Officer of Scarborough Partners, Inc., consultants to the financial services industry. From November, 1993 to December, 1995, Mr. Davis was Chairman and Chief Executive Officer of Banco de Venezuela, Inc., Miami, Florida. From December, 1991 to November, 1992, Mr. Davis was also President of First American Bankshares Inc. Previously, since 1987, Mr. Davis was Group Executive, North America, for Citibank, N.A., a subsidiary of Citicorp.

CHRISTIE A. HEFNER

      Ms. Hefner, age 44, has been a director of the Company since June 23, 1993. Ms. Hefner is, and since November 1988 has been, Chairman and Chief Executive Officer of Playboy Enterprises, Inc. Ms. Hefner also serves on the Board of Directors of the Magazine Publishers Association and is on Advisory Boards of the American Civil Liberties Union of Illinois and the National Council on Crime and Delinquency.

JAMES W. JOHNSTON

      Mr. Johnston, age 50, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. He has been a director of Sealy, Inc. since March 4,1993. Mr. Johnston was Vice Chairman RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman R.J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. Mr. Johnston is also a director of The Wachovia Corporation.

RONALD L. JONES

      Mr. Jones, age 54, since March 2, 1996 has been President and Chief Executive Officer of the Company. From October, 1988 until joining the Company, Mr. Jones served as President of Masco Home Furnishings. From 1983 to 1988, Mr. Jones was President of HON Industries.

SHELI Z. ROSENBERG

      Ms. Rosenberg, age 55, has been a director of the Company since December, 1995 . Ms. Rosenberg is and since 1990 has been a director of Anixter International, Inc. (formerly known as Itel Corporation until August 31, 1995), and is a Principal of the law firm Rosenberg & Liebentritt P.C., and since 1994 has been President and Chief Executive Officer of Equity Group Investments, Inc. and its subsidiary Equity Financial and Management Company. Ms. Rosenberg is Board Chair of Jacor Communications, Inc. and a director of Capsure Holdings Corp., Quality Food Centers, Inc., Falcon Building Products, Inc., American Classic Voyages Co., Revco D.S., Inc.; trustee of Equity Residential Properties Trust and Manufactured Home Communities, Inc.; was an Executive officer and director until October 4, 1991 of Madison Management Group, Inc., which filed a petition under the Federal bankruptcy laws in November 1991; and was Vice President of First Capital Benefit Administrators, Inc. which filed a petition under the Federal bankruptcy laws in January 1995.

ROLF H. TOWE

      Mr. Towe, age 58, since July 10, 1991 has been a director of the Company. Mr. Towe is, and since April 1991 has been Vice President of Clipper Asset Management Corporation, the sole general partner of The Clipper Group L.P., a Delaware limited partnership, which managed the investments of MBLP in the Company until the Acquisition; and, since 1989, has been Chairman of Executive Partner Limited, a management advisory firm. Mr. Towe is also a director of The American Heritage Life Insurance Company, Long John Silver's Restaurants, Inc., G.S. Blodgett Corporation, Travel Centers of America, Inc. and the Jack Morton Company.

SAMUEL ZELL

      Mr. Zell, age 55, has been a director of the Company since February 12, 1993. Mr. Zell is, and since 1981 has been Chairman of the Board of Equity Financial and Management Company and, since 1986 has been Chairman of the Board of Equity Group Investments, Inc., two privately owned affiliated investment and management companies; is, and since mid-1990 has been, one of two individuals (the other being Mr. David Schulte) who act as general partners of the general partnership of Zell/Chilmark Fund, L.P., is, and since 1985 has been, Chairman of the Board of Anixter International, Inc. (formerly known as Itel Corporation until August 31, 1995), a company engaged in the distribution of wiring systems products; from 1987 has served as Chairman of the Board of Capsure Holdings Corp. (formerly called Nucorp, Inc.), a company engaged in the business of specialty property and casualty insurance; is, and since 1992 has been, Co-Chairman of Revco D.S., Inc., a company that operates a chain of retail drugstores; is, and since 1993 has been, Chairman of the Board of Equity Residential Properties Trust, a self-administered, self-managed equity real estate investment trust; and is, and from 1993 to January 1994 has been Co-Chairman, and from January 1994, Chairman of the Board and Chief Executive Officer of Manufactured Home Communities, Inc., a self-administered and self-managed equity real estate investment trust which owns and operates properties in 16 states. Mr. Zell is a member of the board of directors of American Classic Voyages Co., Quality Food Centers, Inc., and Revco D.S., Inc. Prior to October 4, 1991, Mr. Zell was President of Madison Management Group, Inc., which filed a petition under Chapter 11 of the Bankruptcy Code on November 8, 1991.

EXECUTIVE OFFICERS

      The following sets forth the name, age, title and certain other information with respect to the executive and certain other appointed officers of the Company:

BRUCE G. BARMAN

      Dr. Barman, age 48, since January, 1995 has been Vice President Research and Development of the Company. From 1991 until he joined the Company, Dr. Barman was Vice President-Research and

Development of Griffith Laboratories N.A., a custom food products producer for a customer base of major North American food service and food processing companies.

JOHN G. BARTIK

      Mr. Bartik, age 45, since March, 1995 has been Vice President Tax and Assistant Treasurer of the Company. From 1990 to 1995, he was Treasurer of the Company and from 1985 has served as the Company's Director of Taxation.

JEFFREY C. CLAYPOOL

      Mr. Claypool, age 49, since September, 1991 has been Vice President Human Resources of the Company.

GARY T. FAZIO

      Mr. Fazio, age 46, since 1990 has been Vice President Sales of the Company. Mr. Fazio joined the Company as a general manager in 1981. From 1987 to 1990, he was Regional Vice President of the Company.

DOUGLAS E. FELLMY

      Mr. Fellmy, age 47, since July, 1992 has been Vice President Operations of the Company. Previously, Mr. Fellmy served as Regional Vice President-Operations since April 1990 and also as President of the Components Division since December 1989. Mr. Fellmy has served, since 1971, in numerous other capacities with the Company's Components Division.

THOMAS M. FORMAN

      Mr. Forman, age 51, since June, 1994 has been Vice President General Counsel of the Company. Previously, Mr. Forman was President of Forman Venture Capital, Inc. and from 1981 to 1990 held various executive positions with Bridgestone/Firestone, Inc., an international tire manufacturer, most recently as an Executive Vice President and member of the board of directors. Mr. Forman is a director of Olympic Steel, Inc., a NASDAQ-listed steel distribution company.

JESSE E. HOGAN

      Mr. Hogan, age 50, since June, 1994 has been Senior Vice President and Chief Financial Officer of the Company. Previously, from 1992, Mr. Hogan served as President, Columbo Fresh Products, a division of Bongrain, S.A., a worldwide dairy company and from 1991 to 1992 as General Manager of Alta Dena Certified Dairy.

DAVID J. MCILQUHAM

      Mr. McIlquham, age 42, since April, 1990 has been Vice President-Marketing of the Company.

LAWRENCE J. ROGERS

      Mr. Rogers, age 48, since February, 1994 has been Vice President International of the Company. Previously, Mr. Rogers has served, since 1979, in numerous other capacities within the Company's operations, including President-Sealy Canada.

RICHARD F. SOWERBY

      Mr. Sowerby, age 42, since April, 1995 has been Vice President Controller of the Company. Previously, from 1991, Mr. Sowerby served as Corporate Controller of Elliott Company, a manufacturer and servicer of turbo machinery equipment.

RONALD H. STOLLE

      Mr. Stolle, age 48, since March, 1995 has been Vice President and Treasurer of the Company. Previously, from 1987, Mr. Stolle served as Director, Treasury Operations for Reliance Electric Company, a manufacturer of industrial and telecommunication products.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company pursuant to Rule 16a-3(e) during Fiscal 1996 and Form 5, and amendments thereto, furnished to the Company with respect to Fiscal 1996, the Company is not aware of any person that is subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") with respect to the Company, that has failed to file, on a timely basis, (as disclosed in the aforementioned Forms) reports required by Section 16(a) of the Exchange Act during Fiscal 1996 or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended December 1, 1996, November 30, 1995 and November 30, 1994, of those persons who served as (i) the chief executive officer during Fiscal 1996, and (ii) the other four most highly compensated executive officers of the Company for Fiscal 1996 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                        -------------------                        ----------------------

                                                                                      SECURITIES
                                                              OTHER       RESTRICTED  UNDERLYING
          NAME AND                                            ANNUAL         STOCK     OPTIONS/    LTIP      ALL OTHER
     PRINCIPAL POSITION    YEAR   SALARY     BONUS         COMPENSATION    AWARD(s)      SARS    PAYOUTS    COMPENSATION
    --------------------  ------ --------    ------        ------------    --------     ------   -------    ------------
                                                                              (f)                  (i)          (b)
-------------------------------------------- ---------------------------------------------------------------------------
Ronald L. Jones (a)
   Chief Executive         1996     $381,262  $423,584      $456,168(a)   $637,800(g)  400,000(h)     --         $2,476
   Officer and President   1995           --        --            --            --          --        --             --
                           1994           --        --            --            --          --        --             --

Lyman M. Beggs (j)         1996      153,318    91,988            --            --          --        --      3,059,545(j)
   Chairman, Chief         1995      525,336         0        75,914(c)    107,000(d)       --        --         21,262
   Executive Officer and   1994      522,918   550,807        78,778(c)         --          --        --         19,569
   President

Jesse E. Hogan             1996      212,137   120,539            --            --          --  $348,570         17,125
   Sr. Vice President and  1995      203,830         0        28,613(e)         --          --        --         16,402
   Chief Financial Officer 1994      100,000    52,811            --            --          --        --            711

Gary T. Fazio              1996      196,226    86,559            --            --          --   426,030         15,864
   Vice President - Sales  1995      187,765         0            --            --          --        --         15,151
                           1994      178,785    56,136            --            --          --        --         14,457

Lawrence J. Rogers         1996      175,812   100,385            --            --          --   395,046         13,884
   Vice President -        1995      164,551    15,503            --            --          --        --         13,049
   International           1994      160,274    36,957            --            --          --        --         12,739

David J. McIlquham         1996      188,505    83,302            --            --          --   426,030         15,268
   Vice President -        1995      171,052         0            --            --          --        --         13,794
   Marketing               1994      162,470    57,045            --            --          --        --         13,106


(a) Pursuant to his Employment Agreement, Mr. Jones commenced employment with the Company as of February 27, 1996. The terms of the Employment Agreement are described more fully in "Compensation Pursuant to Plans and Other Arrangements - Executive Employment Agreements." Such amount primarily consists of a $250,000 payment upon commencement of employment and $205,000 in relocation and other transitional matters.

(b) Represents amounts paid on behalf of each of the Named Executive Officers for the following three respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance, (ii) Company premiums for long-term disability benefits, and (iii) Company contributions to the Company's defined contribution plans. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Jones: (1996-$1,943, $533, $0); Mr. Beggs:
     (1996-$3,525, $267, $0; 1995-$3,501, $800, $16,960; 1994- $2,220, $840,
     $16,509); Mr. Hogan: (1996-$1,409, $867, $14,849; 1995-$1,334, $800,
     $14,268; 1994-$444, $267, $0); Mr. Fazio: (1996-$1,305, $849, $13,710;
     1995-$1,254, $753, $13,144; 1994- $1,191, $751, $12,515); Mr. Rogers
     (1996-$747, $763, $12,374;1995-$947, $583, $11,519; 1994-$955, $565,
     $11,219 ); Mr. McIlquham: (1996-$1,255, $817, $13,195; 1995-$1,137, $683,
     $11,974; 1994-$1,083, $650, $11,373).

(c) Mr. Beggs commenced employment with the Company as of August 24, 1992. Under the terms of his Employment Agreement, Mr. Beggs received $75,914 and $78,778 in 1995 and 1994, respectively, as the result of: (i) the forgiveness of a portion of an equity loan from the Company to Mr. Beggs, reflecting the loss of equity in his previous residence (1995-$45,383; 1994-$47,029); (ii) professional fees, personal use of auto, travel and entertainment expenses; and (iii) payments to cover Mr. Beggs' tax liabilities on the foregoing items.



[FN]

(d) Such amount reflects the Company's determination of the fair value at the date of grant of 10,000 shares issued to Mr. Beggs as of November 30, 1995 pursuant to his Employment Agreement. These Shares were repurchased by the Company in connection with Mr. Beggs' termination of employment. The Employment Agreement also provided for the issuance to Mr. Beggs of an additional 90,000 Shares, which were forfeited upon his termination. See "Compensation Pursuant to Plans and Other Arrangements--Executive Employment Agreements." Hence, Mr. Beggs no longer had any restricted stock holdings at the end of Fiscal 1996.

(e) The amount paid to Mr. Hogan represents reimbursement for moving expenses and the tax liabilities thereon.

(f) On January 6, 1997, the Company issued restricted stock, pursuant to the Company's 1996 Transitional Restricted Stock Plan to, among others, certain Named Executive Officers as follows: Jesse E. Hogan: 20,000 shares; Gary T. Fazio: 15,800 shares; David J. McIlquham: 15,800 shares; and Lawrence J. Rogers: 15,800 shares.

(g) Such amount reflects the Company's determination of the fair value at the date of grant of 67,635 shares issued to Mr. Jones, pursuant to his Employment Agreement. Although the 1997 Credit Agreement and Note Indenture contain restrictions on the Company's ability to pay dividends, if declared and paid on the Company's Shares, such dividends would be paid on such Shares issued to Mr. Jones. The February 28, 1997 Dividend was paid on such shares. As of December 1, 1996, the value of Mr. Jones' restricted stock holdings was $873,168.

(h) Pursuant to his Employment Agreement, the Company granted Mr. Jones ten-year options to acquire up to 400,000 Shares at an exercise price of $10.63 per Share as further described in "Compensation Pursuant to Plans and Other Arrangements - Executive Employment Agreements."

(i) Such amount reflects the value of Shares earned under the Performance Share Plan which concluded on December 1, 1996.

(j) Mr. Beggs' employment with the Company terminated on March 15, 1996. Mr. Beggs was awarded $2,578,902 in connection with his withdrawal from the Performance Share Plan in addition to receiving $394,236 in salary continuation. Mr. Beggs' remaining equity loan balance (see footnote
     (c) above) was forgiven in addition to a gross up payment to cover his tax liability, together totaling $80,890. His Employment
     Agreement and the terms of his termination and certain payments made in connection therewith are described more fully in "Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements."

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                  INDIVIDUAL GRANTS

---------------------------------------------------------------------------------------------- -------------------------------------
                             NUMBER OF       % OF TOTAL                                        POTENTIAL REALIZABLE VALUE AT ASSUMED
                            SECURITIES      OPTIONS/SARS           EXERCISE                          ANNUAL RATES OF STOCK PRICE
                            UNDERLYING       GRANTED TO            OR BASE                         APPRECIATION FOR OPTION TERM (a)
                           OPTIONS/SARS     EMPLOYEES IN            PRICE         EXPIRATION   -------------------------------------
            NAME            GRANTED (#)      FISCAL YEAR            ($/SH)           DATE              5% ($)        10% ($)
----------------------- ---------------- ------------------ -------------------  ------------- -----------------  ------------------
Ronald L. Jones             400,000              79%                $10.63         3/1/2006        $2,676,000       $6,776,000
   Chief Executive Officer
   and President

(a) Potential Realizable Value is based on certain assumed rates of appreciation pursuant to rules prescribed by the Securities and Exchange Commission and are not intended to be a forecast of the Company's stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Securities and Exchange Commission, Potential Realizable Value is based upon the exercise price of the options.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                              NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                   SHARES                         UNEXERCISED OPTIONS/SARS         IN-THE-MONEY OPTIONS/SARS
            NAME                  ACQUIRED        VALUE                 AT FY-END (#)                   AT FY-END ($)
                                ON EXERCISE      REALIZED        EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
                                    (#)                                      (a)                            (b) (c)
----------------------------- ---------------- ------------  ---------------------------------- ------------------------------
Ronald L. Jones                      --             --                  -- / 400,000                    -- / $912,000
   Chief Executive Officer
   and President

(a)  Includes options exercisable within 60 days after December, 1, 1996.

(b) Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price.

(c) Represents the total gain which would be realized if all in-the-money options beneficially held at December 1, 1996 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of December 1, 1996.

               LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR


                                                      PERFORMANCE
                                      NUMBER OF          OR OTHER
                                  SHARES, UNITS      PERIOD UNTIL
                                 OR OTHER RIGHT       MATURITY OR       THRESHOLD          TARGET          MAXIMUM
          NAME                       (#) (a)           PAYOUT             (#)                (#)            (#)
----------------------------  -----------------------------------  ------------------------------------------------
Lyman M. Beggs* (b)                   1,000,000      12/1/96              100,000         417,000        1,000,000
Gary T. Fazio*                          110,000      12/1/96               11,000          45,870          110,000
Jesse E. Hogan*                          90,000      12/1/96                9,000          37,530           90,000
David J. McIlquham*                     110,000      12/1/96               11,000          45,870          110,000
Lawrence J. Rogers*                     102,000      12/1/96               10,200          42,534          102,000
Ronald L. Jones                              --         --                     --              --               --

     *  Awards were previously reported.

(a) The Company's Performance Share Plan (the "Plan"), which became effective in 1992, provided for the issuance to key employees of the Company and its subsidiaries (the "Participants") of performance share units ("Performance Shares"), each of which represented the right to receive, without any additional consideration, up to one Share, based on the extent to which the Company achieved specified cumulative operating cash flow ("COCF") targets over the five-year period ending December 1, 1996 (the "Measurement Period"). As of December 1, 1996, the conclusion of the Plan, 451,740 Shares were awarded under the Plan, of which 207,549 Shares were tendered to the Company by Plan participants to cover their estimated tax liability, resulting in the issuance (net of such shares tendered) of 244,191 Shares subsequent to Fiscal 1996.

     The Performance Shares generally vested over a five-year period. For participants who terminated employment during the periods indicated, the following percentages of Initial Performance Shares became vested: from December 1, 1992 through November 30, 1993 -- 30%; from December 1, 1993 through November 30, 1994 -- 45%; from December 1, 1994 through November 30, 1995 -- 60%; from December 1, 1995 through November 29, 1996 -- 80%;
     and on or after November 30, 1996 -- 100%. In the event that a Participant incurred a termination of employment for cause (as defined in the Plan) or engages in a breach of certain noncompetition covenants following a voluntary termination, the Participant forfeited all Performance Shares, whether or not vested.

(b) Mr. Beggs withdrew from the Plan and certain of his Performance Shares were repurchased pursuant to the terms of his severance agreement. See "Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements."

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

      EXECUTIVE EMPLOYMENT AGREEMENTS. Effective February 27, 1996, the Company entered into an employment agreement and related reimbursement letter agreement (collectively, the "Jones Agreement") with Mr. Jones, pursuant to which Mr. Jones became employed as President and Chief Executive Officer of the Company for an initial term ending March 31, 1999 and continuing on a year-to-year basis thereafter until retirement or 90 days prior written notice of either party of intent to terminate at the end of such renewal period. Pursuant to the Jones Agreement, Mr. Jones' minimum base salary is $500,000 annually and he is eligible to receive a cash bonus in an amount to be determined by the Board of Directors or a committee thereof, with a guaranteed minimum bonus of 40% of salary payments for the fiscal year ending December 1, 1996 and he received a $250,000 payment upon commencing employment.

      Pursuant to the terms of the Jones Agreement and a related Restricted Stock Agreement and Stock Option Agreement, Mr. Jones received an aggregate of 67,635 Shares based on the following vesting schedule: March 4, 1997 - 16,900 Shares; March 4, 1998 - 16,900 Shares; March 4, 1999 - 16,900 Shares; March 4, 2000 - 16,935 Shares. Mr. Jones also received ten-year options to acquire up to 400,000 Shares at an exercise price of $10.63 per Share, the number and exercise price of which will be equitably adjusted for special large and non-recurring dividends and which options will vest on the following basis:
March 4, 1997 - 100,000 options; March 4, 1998 - 100,000 options; March 4,
1999 - 100,000 options; and March 4, 2000 - 100,000 options.

      Mr. Jones also entered into a Stockholder's Agreement with the Company (the "Jones Stockholder's Agreement") in connection with the Employment Agreement, which provided that, prior to March 4, 2001, Mr. Jones could sell any Company Stock (as defined) that he owns, including the Restricted Stock referenced above, only after the Company's first registered public offering of its common stock ("Initial IPO") or approval by the Board of Directors. After March 4, 2001, the Company shall have certain rights of first refusal with respect to any proposed transfers of Mr. Jones' Company Stock (other than to certain permitted transferees) if no Initial IPO has occurred. In addition, if Mr. Jones' employment is terminated prior to an Initial IPO other than by reason of his resignation, then the Jones Stockholder's Agreement grants to Mr. Jones or his representative the right to cause the Company to repurchase all of Mr. Jones' Company Stock at the "fair market value" (determined in accordance with the Jones Stockholder's Agreement). In the event that Mr. Jones' employment is terminated by reason of his resignation prior to an Initial IPO, then the Company shall have the option to repurchase Mr. Jones' Company Stock for the "fair market value."

      Effective October 31, 1992, the Company entered into an employment agreement and related reimbursement letter agreement (collectively, the "Employment Agreement") with Mr. Beggs, pursuant to which Mr. Beggs was employed as Chairman, President and Chief Executive Officer of the Company for a period (the "Employment Period") commencing on August 24, 1992 and continuing through November 30, 1997 (the "Expiration Date"). Pursuant to the Employment Agreement, Mr. Beggs received a minimum base salary of $500,000 annually.

      Pursuant to the Employment Agreement, Mr. Beggs was granted an aggregate of 200,000 Shares, 100,000 of which were issued as of October 31, 1992 subject to certain forfeiture provisions which lapsed as of November 30, 1995 and 10,000 issued at November 30, 1995. In addition, the following number of additional Shares were issuable had he remained employed by the Company through the dates indicated: November 30, 1996 --40,000 shares; and November 30, 1997 -- 50,000 shares. Mr. Beggs also entered into a Stockholder's Agreement with the Company (the "Stockholder's Agreement") in connection with the Employment Agreement, which provided that, prior to the Expiration Date, Mr. Beggs could sell his Shares only after an Initial IPO or approval by the Board of Directors and, after the Expiration Date, the Company shall have certain rights of first refusal with respect to any proposed transfers of Mr. Beggs' Shares (other than to certain permitted transferees). In addition, Mr. Beggs was granted an award of 1,000,000 Performance Shares, representing the right to receive up to 1,000,000 Shares pursuant to, and subject to the terms of, the Plan. Mr. Beggs subsequently withdrew from the Performance Share Plan in connection with his termination of employment with the Company.

      Pursuant to the Employment Agreement, Mr. Beggs received relocation expenses and was entitled to health and life insurance and certain other benefits. The Company purchased Mr. Beggs' previous residence from him for $712,500 and sold such residence for $690,000 in February 1993. Mr. Beggs borrowed $157,673 from the Company (the "Equity Loan") upon the purchase of a new home in the Cleveland area, reflecting the loss of equity in his previous residence. Such Equity Loan was interest free to the extent allowed under applicable tax laws and otherwise bears interest at the applicable federal rate. In accordance with the terms of the Employment Agreement, $20,000 of the Equity Loan was forgiven on each of November 30, 1995, 1994 and 1993. In addition, $2,442, $3,256 and $4,070 in interest related to such Equity Loan was also forgiven on November 30, 1995, 1994 and 1993, respectively, and the Company paid Mr. Beggs an additional $45,383, $47,029 and $44,034, as additional compensation for his tax liability as a result of such forgiveness of indebtedness in each period, respectively. The balance of the Equity Loan has two equal annual payments of principal due on November 30, 1996 and 1997.

      The Employment Agreement provided that if, prior to the Expiration Date, Mr. Beggs' employment was terminated by the Company other than for cause
(as defined in the Employment Agreement), death or disability or if Mr. Beggs terminated his employment for good reason, he would continue to receive his base salary until the later of November 30, 1997 or one year, and he would also receive forgiveness of the Equity Loan, the payment of a portion of any then-applicable bonus on a pro-rata basis and the issuance of the remainder of the unissued Shares noted above. In addition, it provided that if Mr. Beggs' employment terminated prior to the Expiration Date under certain circumstances, then the Stockholder's Agreement grants to Mr. Beggs or his representative the right to cause the Company to repurchase all of Mr. Beggs' Shares at their "fair market value" (determined in accordance with the Stockholder's Agreement). It further provided that in the event that Mr. Beggs' employment terminated prior to the Expiration Date for "cause" or if he voluntarily terminates his employment other than for "good reason," then the Company had the option to repurchase Mr. Beggs' Shares for their "fair market value."

      Mr. Beggs' last day of employment was March 15, 1996. Mr. Beggs and the Company entered into a settlement agreement dated March 1, 1996, which provided that it superseded all previous agreements. Pursuant to its terms, Mr. Beggs will continue to receive his base salary through November 30, 1997 and, in January, 1997, received a bonus equal to 60% of the salary payments for the period December 1, 1995 to March 15, 1996. The remaining Equity Loan balance of $40,000 has been forgiven and the Company will pay Mr. Beggs an amount necessary to offset any tax liability to him as a result of such forgiveness of indebtedness. In exchange for Mr. Beggs' transferring the 110,000 Shares which had been issued to him and relinquishing any rights to the remaining 90,000 shares that would have been issued to him had Mr. Beggs remained employed, the Company paid Mr. Beggs $2,126,000.

      Mr. Beggs withdrew from the Performance Share Plan and in exchange was deemed to have been vested in 800,000 Performance Share Units. Instead of remaining as a participant and converting his Units into Shares within the Plan at the conclusion of the fiscal year ending December 1, 1996, the Company agreed to pay Mr. Beggs an amount determined by multiplying the number of Shares into which Performance Share Units would have been converted in accordance with the formula then set forth in the Performance Share Plan by the higher of (a) the per Share value as of November 30, 1996 as determined pursuant to the Plan or
(b) $10.63 per Share plus interest at the rate of 6% per annum from March 15, 1996 to date of payment. As a result, the Company owes Mr. Beggs $2,578,902.

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

      During Fiscal 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994, June 27, 1995 and as of May 1, 1996. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4%, which became the fixed exercise price for all such options. Options issued thereafter, are exercisable over their term at the fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 50,000 Shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per Share, which therefore have a fixed exercise price of $9.41 per Share. No options under the 1993 Plan have been exercised. The 1993 Plan was amended on June 27, 1995 to provide for the grant of an additional option to purchase 5,000 Shares to each eligible director and thereafter providing for the automatic annual grant of an option to each eligible director to purchase an additional 5,000 Shares at fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 5,000 Shares to each eligible director in Fiscal 1995 with a fixed exercise price of $15.95 per Share. The 1993 Plan was amended effective May 1, 1996 to provide that as of the record date of any special, large and non-recurring cash dividend to be paid on common shares, the option price per share will be automatically decreased and the number of options automatically increased to the maximum extent allowable without the Company having to account for additional expense.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to those holders which, according to the records of the Company, beneficially own more than 5% of the outstanding Shares as of February 25, 1997:


                                               NUMBER                  PERCENT
                 NAME                          OF SHARES            OF CLASS (A)
                 ----                          ---------            ------------
Zell/Chilmark Fund, L.P.
   Two North Riverside Plaza
   Suite 600
   Chicago Illinois  60606                    26,172,685(b)            87.3%
The Fulcrum III Limited Partnership
   600 Madison Avenue
   New York, New York  10022                   2,675,424(c)             8.4%(c)
The Second Fulcrum III Limited
Partnership
   600 Madison Avenue                          1,818,660(c)             5.8%(c)
   New York, New York  10022

(a) The percent of class calculation assumes that the stockholder for whom the percent of class is being calculated has exercised all Merger and Restructure Warrants (as described in Note 8 of the Notes to the Consolidated Financial Statements) owned by such stockholder and that no other stockholder has exercised any other Merger and Restructure Warrants. Accordingly, the total of the percentages for all the stockholders listed exceeds 100%.

(b) For further information with respect to Zell/Chilmark, see Item 10, "Directors and Executive Officers" and Item 13, "Certain Relationships and Related Transactions."

(c) Assumes the exercise of Restructure Warrants owned by such Partnerships. See Note 8 of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 included herein.

      The following table sets forth certain information with respect to the beneficial ownership of the Shares by each of the directors and Named Executive Officers of the Company and by all directors and executive officers of the Company as a group, as of February 25, 1997:


                                                  SHARES
        NAME AND ADDRESS OF                     BENEFICIALLY      PERCENT OF
          BENEFICIAL OWNER                        OWNED           CLASS (a)
         ------------------                    ---------------     ----------
Samuel Zell                                       26,172,685(b)      87.3%
Rod F. Dammeyer                                   26,172,685(b)      87.3%
Sheli Z. Rosenberg                                26,172,685(b)      87.3%
George L. Davis                                       21,906          **
Rolf H. Towe                                          49,536          **
James W. Johnston                                     21,906          **
Christie A. Hefner                                    21,906          **
Ronald L. Jones                                       67,635          **
Jesse E. Hogan                                        33,120(c)       **
Gary T. Fazio                                         32,415(c)       **
Lawrence J. Rogers                                    32,894(c)       **
David J. McIlquham                                    40,328(c)       **

All directors and executive
   officers as a group                            26,648,281(c)      88.6%

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

(b) The securities reported herein are beneficially owned by the Zell/Chilmark Fund, L.P., a Delaware limited partnership ("Zell/Chilmark"). The sole general partner of Zell/Chilmark is ZC Limited Partnership, an Illinois limited partnership ("ZC Limited"). The sole general partner of ZC Limited is ZC Partnership, a Delaware general partnership. The sole partners of ZC Partnership are CZ Inc., a Delaware corporation, and ZC, Inc., an Illinois corporation. The Samuel Zell Revocable Trust under trust agreement dated January 17, 1990 ("Trust") is the sole shareholder of ZC, Inc. Samuel Zell is the trustee and beneficiary of the Trust and may be deemed to be the beneficial owner of the shares reported herein. One of the limited partners of ZC Limited is COP General Partnership, an Illinois general partnership ("COP"). One of the general partners of COP is COP Seniors General Partnership, an Illinois general partnership ("COP Seniors"). Two of the general partners of COP Seniors are Rod F. Dammeyer and Sheli Z. Rosenberg. As a result, Mr. Dammeyer and Ms. Rosenberg may be deemed to be beneficial owners of the securities reported herein.

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

(c) The Shares listed for certain of the executive officers include Shares of Restricted Stock issued by the Company. On January 6, 1997, the Company issued an aggregate of 241,800 Shares of the Company's Restricted Stock , pursuant to the Company's 1996 Transitional Restricted Stock Plan adopted August 27, 1996. These Shares were issued to the following executive officers of the Company: Bruce G. Barman: 7,700 Shares; John G. Bartik:
     7,000 shares; Jeffrey C. Claypool: 15,800 shares; Gary T. Fazio: 15,800 Shares; Douglas E. Fellmy: 15,800 Shares; Thomas M. Forman: 15,800 Shares; Jesse E. Hogan; 20,000 Shares; David J. McIlquham: 15,800 Shares;
     Lawrence J. Rogers: 15,800 shares; and Ronald H. Stolle: 7,000 Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In Fiscal 1995, the Human Resources Committee (which functions as the Compensation Committee) of the Board of Directors consisted of Ms. Hefner and Messrs. Zell, Johnston, Towe and Joel Friedland. Effective December 5, 1995, the Committee consisted of Ms. Hefner, Ms. Rosenberg, Mr. Johnston, Mr. Dammeyer, Mr. Towe and Mr. Zell.

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

STOCK REPURCHASE AGREEMENTS. Certain officers, key employees of the Company and certain former employees of the Company (collectively, the "Management Investors") are the beneficial owners of 63,830 Shares, (the "Management Investors' Shares"). Such Shares were acquired in connection with the LBO pursuant to subscription agreements between the Company and such individuals (the "Subscription Agreements") or subsequently acquired as stock bonuses pursuant to the same Subscription Agreements. The Subscription Agreements provide that the Management Investors' Shares were subject to put options whereby the Company may be required to redeem such Shares at fair market value in the event of a Management Investor's death, disability, or termination of employment under certain circumstances, prior to January 1, 994, at the option of the Management Investor or his estate. Under certain circumstances, such Shares also are subject to call options whereby the Company, at its option, may purchase such Shares from a Management Investor at fair market value, so long as the Company has not effected a public offering of its common stock, in the event of either (i) a Management Investor's voluntary termination of employment on or before January 1, 1994, or (ii) a Management Investor's termination for cause (as defined). Due to the possibility of repurchase in connection with the put options, such Management Investors' Shares were not considered to be part of the Company's stockholders' equity for periods prior to January 1, 1994. The Subscription Agreements also grant to the Management Investors certain registration rights in the event that the Company (or, in certain circumstances, other investors in the Company) registers any common stock under the Securities Act.

FULCRUM. In connection with the LBO, The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (together, the "Fulcrum Partnerships"), purchased, after giving effect to the reverse stock split, 961,400 Shares pursuant to a stock subscription agreement with the Company (the "Fulcrum Stock Subscription Agreement") which provides that, under certain circumstances, the Company has a right of first refusal in the event of a proposed sale of such Shares by the Fulcrum Partnerships. The Fulcrum Subscription Agreement also grants to the Fulcrum Partnerships certain rights to demand the registration of their Shares and certain registration rights in the event that the Company (or, in certain circumstances, other investors in the Company) registers any common stock under the Securities Act. In addition, in connection with the Recapitalization, the Fulcrum Partnerships were issued Restructure Warrants to acquire up to an aggregate of 3,532,684 Shares.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Sealy Corporation and its subsidiaries are included in Part II, Item 8:

                  Sealy Corporation

                  Report of Independent Auditors

                  Consolidated Balance Sheets at December 1, 1996 and November 30, 1995

                  Consolidated Statements of Operations for the years ended December 1, 1996, November 30, 1995 and November 30, 1994

                  Consolidated Statements of Stockholders' Equity for the years ended December 1, 1996, November 30, 1995 and November 30, 1994

                  Consolidated Statements of Cash Flows for the years ended December 1, 1996, November 30, 1995 and November 30, 1994

                  Notes to consolidated financial statements

(a)(2) The exhibits to this report are listed in section (c) of Item 14 below.

(b) A Form 8-K was filed January 27, 1997 to report the issuance of two press releases describing the Company's sale of its wood furniture subsidiary and describing the Consent Solicitation and certain financial results for the Company's fiscal year ended December 1, 1996.

         A Form 8-K was filed February 24, 1997 to report the issuance of two press releases describing the Company's declaration of the Dividend and describing the Company's successful completion of the Consent Solicitation.

(c)         Exhibits

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

     4.11 Restated Secured Credit Agreement, dated as of May 27, 1994, by and among Sealy Corporation, Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America (formerly Continental Bank N.A.) and General Electric Capital Corporation, as Managing Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy Corporation dated May 31, 1994 (File No. 1-8738)).

     4.12 Amendment No. 1 to Warrant Agreement between Sealy Corporation and Society National Bank as Warrant Agent, dated April 1, 1995. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy Corporation dated August 31, 1995 (File No. 1-8738)).

   EXHIBIT
    NUMBER                                             EXHIBIT DESCRIPTION
    ------                                             -------------------

     4.13 First Amendment and consent to Restated Secured Credit Agreement, dated May 27, 1994 by and among Sealy Corporation, Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America and General Electric Capital Corporation, as Managing Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)).

     4.14 Second Amendment to Restated Secured Credit Agreement, dated May 27, 1994 by and among Sealy Corporation, Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America and General Electric Capital Corporation, as Managing Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)).

     4.15 Third Amendment to the Restated Secured Credit Agreement, dated as of May 27, 1994, by and among Sealy Corporation, Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America and General Electric Capital Corporation, as Managing Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy Corporation dated June 2, 1996 (File No. 1-8738)).

     4.16 Supplemental Indenture dated as of February 21, 1997, by and between Sealy Corporation and Mellon Bank, F.S.B. (as successor trustee to Key Bank National Association, formerly known as Society National
          Bank).

     4.17 $275,000,000 Second Restated Secured Credit Agreement dated as of February 25, 1997 among Sealy Corporation, as Borrower, Various Financial Institutions, as Banks, Banque Paribas, as Documentation Agent, Nationsbank, N.A., as Syndication Agent, and Bank OF America Illinois, as Administrative Agent.

    *10.1 Sealy Profit Sharing Plan, Amended and Restated Date: December 1,
          1989. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)).

    *10.2 Sealy Benefit Equalization Plan, dated December 1, 1994.
          (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)).

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

    *10.5 Sealy Corporation Bonus Program. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)).

     10.6 Severance Agreement dated March 1, 1996 by and between Sealy Corporation and Lyman M. Beggs. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy Corporation dated March 3, 1996 (File No. 1-8738)).

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

    10.14 Amendment No. 2 to Sealy Corporation 1993 Non-Employee Director Stock Option Plan, dated June 27, 1995.

    10.15 Amendment No. 3 to Sealy Corporation 1993 Non-Employee Director Stock Option Plan dated as of May 1, 1996.

   *10.16 Employment Agreement dated March 4, 1996 by and between Sealy
          Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy Corporation dated March 3, 1996.)

   *10.17 Amendment No. 1 to Sealy Bonus Plan.

   *10.18 Sealy Corporation Bonus Plan.

   *10.19 Amendment No. 1 to Sealy Corporation 1992 Stock Option Plan.

   *10.20 Amendment No. 1 to Sealy Corporation Performance Share Plan.

   *10.21 Amendment No. 1 to Sealy Profit Sharing Plan.

   *10.22 Amendment No. 2 to Sealy Profit Sharing Plan.

   *10.23 1996 Transitional Restricted Stock Plan.

   *10.24 Sealy Corporation 1997 Stock Option Plan.

   *10.25 Stock Option Agreement dated March 4, 1996 by and between Sealy
          Corporation and Ronald L. Jones.

   *10.26 Stockholder Agreement dated March 4, 1996 by and among Sealy
          Corporation and Ronald L. Jones.

   *10.27 Restricted Stock Agreement dated March 4, 1996 by and between Sealy
          Corporation and Ronald L. Jones.

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

-------------

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

                                SEALY CORPORATION

     SIGNATURE                                        TITLE
     ---------                                        -----

By:  /s/ Ronald L. Jones                  President and Chief Executive Officer
   -----------------------------          (Principal Executive Officer)
         Ronald L. Jones


Date: February 28, 1997

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/  Jesse E. Hogan                        Senior Vice President and                  February 28, 1997
------------------------------------       Chief Financial Officer
     Jesse E. Hogan                        (Principal Financial and
                                           Accounting Officer)


 /s/ Samuel Zell                           Chairman                                   February 28, 1997
------------------------------------
     Samuel Zell



/s/  Rod F. Dammeyer                       Director                                   February 28, 1997
------------------------------------
     Rod F. Dammeyer



/s/  George L. Davis                       Director                                   February 28, 1997
------------------------------------
     George L. Davis



/s/  Christie A. Hefner                    Director                                   February 28, 1997
------------------------------------
     Christie A. Hefner



/s/  James W. Johnston                     Director                                   February 28, 1997
------------------------------------
     James W. Johnston



/s/  Sheli Z. Rosenberg                    Director                                   February 28, 1997
------------------------------------
     Sheli Z. Rosenberg



/s/  Rolf H. Towe                          Director                                   February 28, 1997
------------------------------------
     Rolf H. Towe