Form 10-Q
period 1997-03-02
SEALY CORP
filed 1997-04-14
CIK 748015

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:      March 2, 1997
                                                --------------

                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------  -------------------
Commission file number 1-8738
                       -------

                               SEALY CORPORATION *
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                          36-3284147
--------------------------------------     -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

520 PIKE STREET,  SEATTLE, WASHINGTON                       98101
------------------------------------------              -----------------------
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

The number of shares of the registrant's common stock outstanding as of April 3, 1997 was 29,934,340.

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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1 - Financial Statements

                                SEALY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                      QUARTER ENDED  QUARTER ENDED
                                                        MARCH 2,        MARCH 3,
                                                          1997            1996
                                                       -----------    -----------
Net sales                                               $ 168,904      $ 159,475
                                                        ---------      ---------
Costs and expenses:
 Cost of goods sold                                        96,014         89,892
 Selling, general and administrative                       56,257         51,972
 Amortization of intangibles                                3,480          3,515
 Interest expense, net                                      6,801          7,537
                                                        ---------      ---------
                                                          162,552        152,916
                                                        ---------      ---------
     Income before income tax and
      extraordinary item                                    6,352          6,559
Income tax                                                  3,164          3,705
                                                        ---------      ---------
     Income before extraordinary item                       3,188          2,854

Extraordinary item - loss from early
 extinguishment of debt (net of income
 tax benefit of $1,353)                                     2,030           --
                                                        ---------      ---------
     Net income                                         $   1,158      $   2,854
                                                        =========      =========

Earnings per common share:
 Before extraordinary item                              $    0.11      $    0.09
 Extraordinary item                                         (0.07)          --
                                                        ---------      ---------
 Net                                                    $    0.04      $    0.09
                                                        =========      =========

Weighted average number of
 common shares and equivalents
 outstanding during period                                 29,726         30,192




     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                          MARCH 2,    DECEMBER 1,
                                                            1997         1996
                                                          --------    ----------
ASSETS

Current assets:
 Cash and cash equivalents                               $  10,133    $  16,619
 Accounts receivable, less allowance for doubtful
  accounts (1997 - $6,984; 1996 - $6,814)                   85,115       77,179
 Inventories                                                37,363       33,992
 Net assets held for sale                                     --         35,492
 Prepaid expenses and deferred taxes                        17,281       10,446
                                                         ---------    ---------
                                                           149,892      173,728

Property, plant and equipment - at cost                    159,770      156,063
Less:  accumulated depreciation                            (37,590)     (34,697)
                                                         ---------    ---------
                                                           122,180      121,366

Other assets:
 Goodwill and other intangibles - net of
  accumulated amortization
  (1997 - $54,095; 1996 - $50,719)                         430,929      434,304
 Debt issuance costs and other assets                       12,452       10,530
                                                         ---------    ---------
                                                           443,381      444,834
                                                         ---------    ---------
                                                         $ 715,453    $ 739,928
                                                         =========    =========








     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                        MARCH 2,      DECEMBER 1,
                                                          1997           1996
                                                        --------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations              $      75      $  18,620
 Accounts payable                                         36,346         35,797
 Accrued incentives and advertising                       23,921         20,704
 Accrued interest payable                                  6,626          1,708
 Accrued income taxes                                      6,597            133
 Accrued compensation                                      6,305         14,047
 Other accrued expenses                                   21,301         21,850
                                                       ---------      ---------
                                                         101,171        112,859

Long-term obligations                                    356,400        269,507
Other noncurrent liabilities                              34,905         34,822
Deferred income taxes                                     28,693         29,746

Stockholders' equity:
 Common stock                                                295            294
 Additional paid-in capital                              256,643        256,489
 Retained (deficit) earnings                             (61,200)        37,418
 Foreign currency translation adjustment                  (1,454)        (1,207)
                                                       ---------      ---------
                                                         194,284        292,994
Commitments and contingencies                               --             --
                                                       ---------      ---------
                                                       $ 715,453      $ 739,928
                                                       =========      =========





     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                       QUARTER ENDED  QUARTER ENDED
                                                           MARCH 2,     MARCH 3,
                                                             1997         1996
                                                        ------------- -------------

Net cash provided by (used in) operating activities         $     27    $ (2,632)
                                                            --------    --------
Investing activities:
  Proceeds from sale of subsidiary                            35,000        --
  Purchase of property and equipment, net                     (3,955)     (1,956)
                                                            --------    --------
    Net cash provided by (used in) investing activities       31,045      (1,956)
                                                            --------    --------
Financing activities:
  Dividend                                                   (99,776)       --
  Proceeds from (repayment of) long-term obligations, net     68,348      (2,678)
  Debt issuance costs                                         (6,130)       --
                                                            --------    --------
    Net cash used in financing activities                    (37,558)     (2,678)
                                                            --------    --------

Change in cash and cash equivalents                           (6,486)     (7,266)
Cash and cash equivalents:
  Beginning of period                                         16,619      17,348
                                                            --------    --------
  End of period                                             $ 10,133    $ 10,082
                                                            ========    ========


Supplemental disclosures:
-------------------------
Cash paid for:
  Taxes paid, net                                           $  3,250    $  4,125
  Cash interest paid                                        $  1,361    $  1,887
Selected noncash expenses:
  Depreciation                                              $  3,141    $  2,618
  Noncash compensation                                      $    290    $    440





     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           QUARTER ENDED MARCH 2, 1997

NOTE A -- BASIS OF PRESENTATION

      This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

      The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 1, 1996.

      The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 2, 1997, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

NOTE B -- INVENTORIES

      The major components of inventories were as follows:

                                                   MARCH 2,         DECEMBER 1,
                                                     1997               1996
                                                   --------         ----------
                                                          (IN THOUSANDS)

             Raw materials                          $20,371            $18,300
             Work in process                         12,419             11,624
             Finished goods                           4,573              4,068
                                                    -------            -------

                                                    $37,363            $33,992
                                                    =======            =======


NOTE C -- LONG-TERM OBLIGATIONS

                                                   MARCH 2,         DECEMBER 1,
                                                    1997               1996
                                                   --------         -----------
                                                          (IN THOUSANDS)
$275,000,000 Second Restated Secured
 Credit Agreement - Revolving Credit
 Facility                                          $156,400          $    --
1994 Restated Credit Agreement:
 Revolving Credit Facility                             --               25,000
 Term Loan Facility                                    --               63,052
10 1/4% Senior Subordinated Notes Due 2003          200,000            200,000
Other                                                    75                 75
                                                   --------           --------
                                                    356,475            288,127
Less current portion                                     75             18,620
                                                   --------           --------
                                                   $356,400           $269,507
                                                   ========           ========

                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           QUARTER ENDED MARCH 2, 1997

      The $275,000,000 Second Restated Secured Credit Agreement (the "1997 Credit Agreement") was consummated on February 25, 1997 and consists of a $275 million reducing revolving credit facility with a $25 million discretionary letter of credit facility and a discretionary swing loan facility of up to $20 million ("Revolving Credit Facility"). The 1997 Credit Agreement has a final maturity date of January 15, 2003, and provides for periodic reductions in the amounts of available credit in accordance with the following schedule:

                                                             REMAINING
                                      COMMITMENT              REVOLVER
  REDUCTION DATE                      REDUCTION             COMMITMENT
  ----------------                   ------------           -----------
November 29, 1998                    $15 million          $260 million

November 28, 1999                    $20 million          $240 million

December 3, 2000                     $30 million          $210 million

December 2, 2001                     $30 million          $180 million

June 2, 2002                         $30 million          $150 million


      Additional mandatory commitment reductions will occur equal to 100% of net after-tax cash proceeds from any sale of assets in excess of $15 million in each fiscal year, and equal to 50% of net proceeds from the issuance of permitted subordinated debt.

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

      During the quarter ended March 2, 1997, the maximum amount outstanding under the Revolving Credit Facility, excluding Letters of Credit, was $156 million. At March 2, 1997, the Company had approximately $106 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $13 million.

      All obligations of the Company under the 1997 Credit Agreement are jointly and severally guaranteed by each direct and indirect domestic subsidiary of the Company and secured by first priority liens on and security interests in substantially all of the assets of the Company and its domestic subsidiaries and by first priority pledges of substantially all of the capital stock of most of the subsidiaries of the Company; however, such security is subject to release upon the Company attaining specified senior unsecured (either actual or implied) credit ratings. The Company also is subject to certain affirmative and negative covenants under both the 1997 Credit Agreement and the Indenture relating to its 10 1/4% Senior Subordinated Notes due 2003, including requirements and restrictions with respect to capital expenditures, dividends, maximum leverage and other financial ratios.

                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           QUARTER ENDED MARCH 2, 1997

NOTE D -- CONTINGENCIES

      In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP"). Pursuant to the ACO the Company and such subsidiary agreed to conduct soil and groundwater investigation and remediation at the plant owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that its manufacturing processes were a source of the contaminants found to exist above regulatorily acceptable levels in the groundwater. The Company and its subsidiary have retained primary responsibility for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO.

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

      In March, 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. Subsequent to March 2, 1997, the Company received $1.7 million from a former owner of the site and one of the lenders to the former owner in final settlement of this litigation.

      The Company also has voluntarily proceeded to develop a remediation plan for isolated soil and groundwater contamination at its Oakville, Connecticut property that the Company believes is solely attributable to the manufacturing operations of previous unaffiliated occupants. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

Item 2 -                        SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 2, 1997 AND MARCH 3, 1996

      NET SALES Net sales increased $9.4 million, or 5.9% for the quarter ended March 2, 1997, when compared to the quarter ended March 3, 1996. The increase is attributable to a $21.6 million increase in conventional bedding sales and a $12.2 million decrease in sales of wood bedroom furniture.

      The bedding sales increase represents a $21.3 million, or 15.0% increase in conventional bedding unit shipments, along with a $0.3 million, or 0.2% increase in the average unit selling price. This bedding performance was primarily due to strong sales of Posturepedic and Stearns & Foster products. Increased sales of the Company's flagship Posturepedic line is due to a combination of new products, enhanced products and selective pricing initiatives. The Stearns & Foster line of luxury bedding continues to experience strong sales growth as a result of increased customer base, increased volume from existing customers and the introduction of new products.

      The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 1, 1996.

      COST OF GOODS SOLD Cost of goods sold for the quarter, as a percentage of net sales, increased 0.4 percentage point to 56.8%. This increase is primarily attributable to the introduction of lower price point Posturepedic products, along with selective price rollbacks and closeout pricing initiatives. These items were partially offset by the impact of lower sales of the lower margin wood bedroom furniture.

      SELLING, GENERAL, AND ADMINISTRATIVE Selling, general, and administrative expenses increased $4.3 million primarily due to increases in marketing spending, $3.5 million, and delivery expenses, $0.9 million, as a result of increased sales volume. Marketing spending also was impacted by an increased spending rate for cooperative advertising and promotions partially offset by lower national advertising.

      INTEREST EXPENSE Interest expense, net of interest income, decreased $0.7 million primarily as a result of lower average debt levels and debt issuance cost amortization.

      INCOME TAX The Company's provision for income taxes decreased $0.5 million due to a decrease in pretax income and a lower effective tax rate in 1997. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for 1997 is approximately 49.8% as compared to 56.5% in 1996.

      EXTRAORDINARY ITEM The Company recorded a $2.0 million charge, net of income tax benefit of $1.4 million, representing the write-off of the remaining unamortized debt issuance costs related to long-term obligations repaid as a result of the February 25, 1997 refinancing.

      NET INCOME For the reasons set forth above, the Company recorded net income of $1.2 million for the quarter ended March 2, 1997 versus net income of $2.9 million for the quarter ended March 3, 1996.

                                SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its secured indebtedness, the dividend described below, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $4.0 million for the quarter ended March 2, 1997. Management believes that annual capital expenditure limitations in its 1997 Credit Agreement will not significantly inhibit the Company from meeting its ongoing capital needs. At March 2, 1997, the Company had approximately $106 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $13 million. The weighted average interest rate on the Revolving Credit Facility at March 2, 1997 was 6.9%.

      On January 15, 1997, the Company sold its subsidiary that manufactured wood bedroom furniture under the Samuel Lawrence brand name. Gross proceeds from the sale of $35.0 million were used to reduce amounts outstanding under the 1994 Restated Credit Agreement.

      On February 6, 1997, the Company's Board of Directors authorized the payment of a dividend to all stockholders and holders of Merger Warrants of record as of February 27, 1997. The dividend, which was paid on February 28, 1997 amounted to approximately $99.8 million, or $3.31 per share and was financed through borrowings under the Revolving Credit Facility.

      Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indenture, environmental liabilities, and for other needs required to manage and operate its business.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.    Legal Proceedings.

           See Note D to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 5.    Other Information

           (a) Subsequent to the end of the quarter, the Company divested the assets of its mattress insulator pad manufacturing operation in South Brunswick, New Jersey for approximately net book value.

           (b) Jesse E. Hogan, Senior Vice President and Chief Financial Officer, left the employment of the Company effective March 19, 1997.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                  27.1  Financial Data Schedule.

           (b)   Reports on Form 8-K:

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

                                SEALY CORPORATION

          Signature                                    Title
          ---------                                    -----

By:    /s/ Ronald L.  Jones               President and Chief Executive Officer
   -----------------------------          (Principal Executive Officer)
           Ronald L. Jones

By:    /s/ Richard F. Sowerby             Vice President Controller
   ------------------------------         (Principal Accounting Officer)
           Richard F. Sowerby



Date: April 14, 1997