Form 10-Q
period 1997-06-01
SEALY CORP
filed 1997-07-16
CIK 748015

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:            June 1, 1997
                                                     -------------

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _________________
           Commission file number 1-8738
                                  ------

                               SEALY CORPORATION *
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  36-3284147
--------------------------------         --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

520 PIKE STREET, SEATTLE, WASHINGTON                           98101
------------------------------------------               ----------------
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

The number of shares of the registrant's common stock outstanding as of July 7, 1997 was 29,974,469.

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1 - Financial Statements

                                SEALY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


                                                 QUARTER ENDED    QUARTER ENDED
                                                    JUNE 1,           JUNE 2,
                                                    1997              1996
                                                    ------            -----

Net sales                                           $180,625        $165,177
                                                    --------        --------

Costs and expenses:
   Cost of goods sold                                 99,674          96,242
   Selling, general and administrative                61,145          51,747
   Amortization of intangibles                         3,198           3,514
   Interest expense, net                               8,206           6,983
                                                    --------        --------
                                                     172,223         158,486
                                                    --------        --------

         Income before income tax                      8,402           6,691
Income tax                                             5,120           3,782
                                                    --------        --------
         Net income                                 $  3,282        $  2,909
                                                    ========        ========

Earnings per common share                           $   0.11        $   0.10

Weighted average number of
  common shares and equivalents
  outstanding during period                           29,934          30,119












     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                  SIX MONTHS      SIX MONTHS
                                                 ENDED JUNE 1,    ENDED JUNE 2,
                                                     1997           1996
                                                    ------          -----

Net sales                                          $ 349,529        $324,653
                                                   ---------        --------

Costs and expenses:
   Cost of goods sold                                195,688         186,134
   Selling, general and administrative               117,403         103,721
   Amortization of intangibles                         6,678           7,029
   Interest expense, net                              15,006          14,519
                                                   ---------        --------
                                                     334,775         311,403
                                                   ---------        --------

         Income before income tax and
            extraordinary item                        14,754          13,250
Income tax                                             8,284           7,487
                                                   ---------        --------
         Income before extraordinary item              6,470           5,763

Extraordinary item - loss from early
   extinguishment of debt (net of income
   tax benefit of $1,353)                              2,030            --
                                                   ---------        --------
         Net income                                $   4,440        $  5,763
                                                   =========        ========

Earnings per common share:
   Before extraordinary item                       $    0.22        $   0.19
   Extraordinary item                                  (0.07)           --
                                                   ---------        --------
   Net                                             $    0.15        $   0.19
                                                   =========        ========

Weighted average number of
  common shares and equivalents
  outstanding during period                           29,830          30,156




     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                         JUNE 1,      DECEMBER 1,
                                                          1997          1996
                                                          ------        ----
ASSETS

Current assets:
   Cash and cash equivalents                            $   4,160      $  16,619
   Accounts receivable, less allowance for doubtful
      accounts (1997 - $7,829; 1996 - $6,814)              89,707         77,179
   Inventories                                             40,388         33,992
   Net assets held for sale                                  --           35,492
   Prepaid expenses and deferred taxes                     17,840         10,446
                                                        ---------      ---------
                                                          152,095        173,728

Property, plant and equipment - at cost                   160,663        156,063
Less:  accumulated depreciation                           (39,833)       (34,697)
                                                        ---------      ---------
                                                          120,830        121,366

Other assets:
   Goodwill and other intangibles - net of
      accumulated amortization
      (1997 - $57,274; 1996 - $50,719)                    427,743        434,304
   Debt issuance costs and other assets                    17,427         10,530
                                                        ---------      ---------
                                                          445,170        444,834
                                                        ---------      ---------
                                                        $ 718,095      $ 739,928
                                                        =========      =========













     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                  JUNE 1,       DECEMBER 1,
                                                   1997           1996
                                                  ------          -----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term obligations     $      75      $  18,620
   Accounts payable                                34,626         35,797
   Accrued incentives and advertising              28,572         20,704
   Accrued compensation                             9,628         14,047
   Other accrued expenses                          22,994         23,691
                                                ---------      ---------
                                                   95,895        112,859

Long-term obligations                             357,100        269,507
Other noncurrent liabilities                       36,605         34,822
Deferred income taxes                              30,515         29,746

Stockholders' equity:
   Common stock                                       295            294
   Additional paid-in capital                     257,009        256,489
   Retained (deficit) earnings                    (57,920)        37,418
   Foreign currency translation adjustment         (1,404)        (1,207)
                                                ---------      ---------
                                                  197,980        292,994
Commitments and contingencies                        --             --
                                                ---------      ---------
                                                $ 718,095      $ 739,928
                                                =========      =========












     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                              SIX MONTHS    SIX MONTHS
                                                                 ENDED        ENDED
                                                                JUNE 1,      JUNE 2,
                                                                  1997        1996
                                                                 ------      -----

Net cash used in operating activities                          $ (5,167)     $   (236)
                                                               --------      --------

Investing activities:
   Proceeds from sale of subsidiary                              35,000            --
   Proceeds from sale of insulator pad operation assets           5,150            --
   Purchase of property and equipment, net                      (10,584)       (3,810)
                                                               --------      --------
       Net cash provided by (used in) investing activities       29,566        (3,810)
                                                               --------      --------
Financing activities:
   Dividend                                                     (99,776)      (35,463)
   Proceeds from long-term borrowings, net                       69,048        32,200
   Debt issuance costs                                           (6,130)           --
                                                               --------      --------
       Net cash used in financing activities                    (36,858)       (3,263)
                                                               --------      --------

Change in cash and cash equivalents                             (12,459)       (7,309)
Cash and cash equivalents:
   Beginning of period                                           16,619        17,348
                                                               --------      --------
   End of period                                               $  4,160      $ 10,039
                                                               ========      ========


Supplemental disclosures:
-------------------------
Cash paid for:
   Taxes, net                                                  $ 10,236      $ 11,113
   Interest                                                    $ 13,885      $ 12,986
Selected noncash expenses:
   Depreciation                                                $  6,093      $  5,304
   Noncash compensation                                        $    656      $    881





     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SIX MONTHS ENDED JUNE 1, 1997

NOTE A -- BASIS OF PRESENTATION

      This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

      The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 1, 1996.

      The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 1, 1997, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

NOTE B -- INVENTORIES

      The major components of inventories were as follows:


                                                               JUNE 1,         DECEMBER 1,
                                                                1997             1996
                                                               ------            -----
                                                                     (IN THOUSANDS)

          Raw materials                                        $26,197            $18,300
          Work in process                                        9,940             11,624
          Finished goods                                         4,251              4,068
                                                               -------            -------

                                                               $40,388            $33,992
                                                               =======            =======

NOTE C -- LONG-TERM OBLIGATIONS


                                                               JUNE 1,          DECEMBER 1,
                                                                1997               1996
                                                               ------             -----
                                                                      (IN THOUSANDS)
          $275,000,000 Second Restated Secured
             Credit Agreement - Revolving Credit
             Facility                                         $157,100          $     --
          1994 Restated Credit Agreement:
             Revolving Credit Facility                              --            25,000
             Term Loan Facility                                     --            63,052
          10 1/4% Senior Subordinated Notes Due 2003           200,000           200,000
          Other                                                     75                75
                                                              --------          --------
                                                               357,175           288,127
          Less current portion                                      75            18,620
                                                              --------          --------
                                                              $357,100          $269,507
                                                              ========          ========


                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SIX MONTHS ENDED JUNE 1, 1997

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

      During the six months ended June 1, 1997, the maximum amount outstanding under the Revolving Credit Facility, excluding Letters of Credit, was $160 million. At June 1, 1997, the Company had approximately $106 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $12 million.

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

                                SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SIX MONTHS ENDED JUNE 1, 1997

NOTE D -- CONTINGENCIES

      In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP"). Pursuant to the ACO, the Company and such subsidiary agreed to conduct soil and groundwater investigation and remediation at the plant previously owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that its manufacturing processes were a source of the contaminants found to exist above regulatorily acceptable levels in the groundwater. The Company and its subsidiary have retained primary responsibility for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO.

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

      While the Company cannot predict the ultimate timing or cost to remediate this facility, based on facts currently known, management believes the accrual for site investigation and remediation costs is adequate to cover the Company's reasonably estimable liability and does not believe the resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

      In March, 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. In March, 1997, the Company received $1.7 million from a former owner of the site and one of the lenders to the former owner in final settlement of this litigation.

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

NOTE E -- SALE OF ASSETS

      In March, 1997, the Company divested the assets of its mattress insulator pad manufacturing operation in South Brunswick, New Jersey for approximately net book value.

NOTE F -- SUBSEQUENT EVENT

      On July 7, 1997, Montgomery Ward, which is a major customer of the Company, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter, the Company has increased reserves to reflect its current estimated exposure with such customer. The Company has reinstated shipments to Montgomery Ward and will continue to monitor and attempt to limit its exposure in this situation. Management believes that this situation will not have a material adverse effect on the Company's financial position or future operations.

  Item 2 -                   SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED JUNE 1, 1997 AND JUNE 2, 1996

      NET SALES Net sales increased $15.4 million, or 9.4% for the quarter ended June 1, 1997, when compared to the quarter ended June 2, 1996. The increase is attributable to a $32.6 million increase in conventional bedding sales and a $17.2 million decrease in sales of wood bedroom furniture.

      The bedding sales increase represents a $30.1 million, or 20.3% increase in conventional bedding unit shipments, along with a $2.5 million, or 1.4% increase in the average unit selling price. This bedding performance was primarily due to strong sales of Posturepedic, Stearns & Foster and promotional products. Increased sales of the Company's flagship Posturepedic line is due to a combination of new and enhanced products, along with selective pricing initiatives. The Stearns & Foster line of luxury bedding continues to experience strong sales growth as a result of increased customer base, increased volume from existing customers and the introduction of new products. Promotional product sales increased as a result of new and enhanced product offerings.

      The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 1, 1996.

      COST OF GOODS SOLD Cost of goods sold for the quarter, as a percentage of net sales, decreased 3.1 percentage points to 55.2%. This improvement is primarily attributable to the elimination of the lower margin wood bedroom furniture sales.

      SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased $9.4 million due to increased bedding related expenses, partially offset by the elimination of wood bedroom furniture related expenses. The increase in bedding related selling, general and administrative expenses is primarily due to increases in marketing spending, $7.2 million, and delivery expenses, $0.9 million. Increased marketing spending is due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions. The increase in delivery expenses is due to the increase in sales volume.

      INTEREST EXPENSE Interest expense, net of interest income, increased $1.2 million, primarily as a result of increased average debt levels.

      INCOME TAX The Company's provision for income taxes increased $1.3 million due to an increase in pretax income and effective tax rate in 1997. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for the quarter ended June 1, 1997 is approximately 61% as compared to 56.5% in the second quarter ended June 2, 1996.

      NET INCOME For the reasons set forth above, the Company recorded net income of $3.3 million for the quarter ended June 1, 1997 versus net income of $2.9 million for the quarter ended June 2, 1996.

                                SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 1, 1997 AND JUNE 2, 1996

      NET SALES Net sales increased $24.9 million, or 7.7% for the six months ended June 1, 1997, when compared to the six months ended June 2, 1996. The increase is attributable to a $54.2 million increase in conventional bedding sales and a $29.3 million decrease in sales of wood bedroom furniture.

      The bedding sales increase represents a $51.4 million, or 17.7% increase in conventional bedding unit shipments, along with a $2.8 million, or 0.8% increase in the average unit selling price. This bedding performance was primarily due to strong sales of Posturepedic, Stearns & Foster and promotional products. Increased sales of the Company's flagship Posturepedic line is due to a combination of new and enhanced products, along with selective pricing initiatives. The Stearns & Foster line of luxury bedding continues to experience strong sales growth as a result of increased customer base, increased volume from existing customers and the introduction of new products. Promotional product sales increased as a result of new and enhanced product offerings.

      The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 1, 1996.

      COST OF GOODS SOLD Cost of goods sold, as a percentage of net sales, decreased 1.3 percentage points to 56.0%. This improvement is primarily attributable to the impact of lower sales of the lower margin wood bedroom furniture, partially offset by an increase in bedding cost of goods sold. The increase in bedding cost of goods sold as a percentage of net sales is primarily attributable to the introduction of lower price point Posturepedic products, along with selective pricing initiatives, partially offset by economies of scale from increased sales volume.

      SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased $13.7 million due to increased bedding related expenses, partially offset by the elimination of wood bedroom furniture related expenses. The increase in bedding related selling, general and administrative expenses is primarily due to increases in marketing spending, $11.0 million, and delivery expenses, $1.8 million. Increased marketing spending is due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions, partially offset by lower national advertising. The increase in delivery expenses is due to the increase in sales volume.

      INTEREST EXPENSE Interest expense, net of interest income, increased $0.5 million, primarily as a result of increased average debt levels.

      INCOME TAX The Company's provision for income taxes increased $0.8 million primarily due to an increase in pretax income in 1997. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for the six months ended June 1, 1997 is approximately 56.1% as compared to 56.5% in the six months ended June 2, 1996.

      EXTRAORDINARY ITEM The Company recorded a $2.0 million charge, net of income tax benefit of $1.4 million, representing the write-off of the remaining unamortized debt issuance costs related to long-term obligations repaid as a result of the February 25, 1997 refinancing.

      NET INCOME For the reasons set forth above, the Company recorded net income of $4.4 million for the six months ended June 1, 1997 versus net income of $5.8 million for the six months ended June 2, 1996.

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its secured indebtedness, the dividend described below, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $11.5 million for the six months ended June 1, 1997. Management believes that annual capital expenditure limitations in its 1997 Credit Agreement will not significantly inhibit the Company from meeting its ongoing capital needs. At June 1, 1997, the Company had approximately $106 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $12 million. The weighted average interest rate on the Revolving Credit Facility at June 1, 1997 was 7.1%.

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

                                SEALY CORPORATION

          Signature                                 Title
          ---------                                 -----

By:  /s/ Ronald L. Jones                   President and Chief Executive Officer
   -----------------------------                  (Principal Executive Officer)
           Ronald L. Jones

By:  /s/ Richard F. Sowerby                Vice President Controller
   -----------------------------                  (Principal Accounting Officer)
           Richard F. Sowerby

Date: July 16, 1997