Form 10-Q
period 1997-08-31
SEALY CORP
filed 1997-10-15
CIK 748015

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

           For the quarterly period ended:     August 31, 1997
                                               ----------------

                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _________________
        Commission file number 1-8738
                               ------

                               SEALY CORPORATION *
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   36-3284147
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



520 PIKE STREET, SEATTLE, WASHINGTON                             98101
-----------------------------------------                 --------------------
(Address of principal executive offices)*                      (Zip Code)


     Registrant's telephone number, including area code  (206) 625-1233
                                                         ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.         Yes X    No
                             ---     ---


The number of shares of the registrant's common stock outstanding as of October 7, 1997 was 29,936,569.


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


================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1 - Financial Statements


                                SEALY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                  QUARTER ENDED       QUARTER ENDED
                                                    AUGUST 31,        SEPTEMBER 1,
                                                       1997               1996
                                                     --------           --------

Net sales                                            $229,919           $192,546
                                                     --------           --------

Costs and expenses:
   Cost of goods sold                                 128,055            108,112
   Selling, general and administrative                 73,583             57,238
   Amortization of intangibles                          3,298              3,552
   Interest expense, net                                8,270              7,363
                                                     --------           --------
                                                      213,206            176,265
                                                     --------           --------

         Income before income tax                      16,713             16,281
Income tax                                              8,796              9,198
                                                     --------           --------
         Net income                                  $  7,917           $  7,083
                                                     ========           ========

Earnings per common share                            $   0.26           $   0.24

Weighted average number of
  common shares and equivalents
  outstanding during period                            29,962             30,126












     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                      NINE MONTHS
                                                   NINE MONTHS           ENDED
                                                 ENDED AUGUST 31,     SEPTEMBER 1,
                                                       1997              1996
                                                    ---------           --------

Net sales                                           $ 579,448           $517,199
                                                    ---------           --------

Costs and expenses:
   Cost of goods sold                                 323,743            294,247
   Selling, general and administrative                190,985            160,956
   Amortization of intangibles                          9,977             10,582
   Interest expense, net                               23,276             21,883
                                                    ---------           --------
                                                      547,981            487,668
                                                    ---------           --------

         Income before income tax and
            extraordinary item                         31,467             29,531
Income tax                                             17,080             16,685
                                                    ---------           --------
         Income before extraordinary item              14,387             12,846

Extraordinary item - loss from early
   extinguishment of debt (net of income
   tax benefit of $1,353)                               2,030               --
                                                    ---------           --------
         Net income                                 $  12,357           $ 12,846
                                                    =========           ========

Earnings per common share:
   Before extraordinary item                        $    0.48           $   0.43
   Extraordinary item                                   (0.07)              --
                                                    ---------           --------
   Net                                              $    0.41           $   0.43
                                                    =========           ========

Weighted average number of
  common shares and equivalents
  outstanding during period                            29,869             30,146




     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                             AUGUST 31,          DECEMBER 1,
                                                                1997                1996
                                                             ---------           ---------
ASSETS

Current assets:
   Cash and cash equivalents                                 $   4,004           $  16,619
   Accounts receivable, less allowance for doubtful
      accounts (1997 - $11,668; 1996 - $6,814)                 109,010              77,179
   Inventories                                                  43,438              33,992
   Net assets held for sale                                       --                35,492
   Prepaid expenses and deferred taxes                          21,998              10,446
                                                             ---------           ---------
                                                               178,450             173,728

Property, plant and equipment - at cost                        168,419             156,063
Less:  accumulated depreciation                                (42,594)            (34,697)
                                                             ---------           ---------
                                                               125,825             121,366

Other assets:
   Goodwill and other intangibles - net of
      accumulated amortization
      (1997 - $60,561; 1996 - $50,719)                         414,498             434,304
   Debt issuance costs and other assets                         17,677              10,530
                                                             ---------           ---------
                                                               432,175             444,834
                                                             ---------           ---------
                                                             $ 736,450           $ 739,928
                                                             =========           =========













     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                     AUGUST 31,          DECEMBER 1,
                                                        1997                 1996
                                                     ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term obligations          $      75           $  18,620
   Accounts payable                                     44,356              35,797
   Accrued incentives and advertising                   36,465              20,704
   Accrued compensation                                 14,294              14,047
   Accrued interest                                      6,918               1,708
   Other accrued expenses                               19,376              21,983
                                                     ---------           ---------
                                                       121,484             112,859

Long-term obligations                                  340,000             269,507
Other noncurrent liabilities                            34,823              34,822
Deferred income taxes                                   33,888              29,746

Stockholders' equity:
   Common stock                                            295                 294
   Additional paid-in capital                          257,363             256,489
   Retained (deficit) earnings                         (50,005)             37,418
   Foreign currency translation adjustment              (1,398)             (1,207)
                                                     ---------           ---------
                                                       206,255             292,994
Commitments and contingencies                             --                  --
                                                     ---------           ---------
                                                     $ 736,450           $ 739,928
                                                     =========           =========











     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                   NINE MONTHS        NINE MONTHS
                                                                      ENDED              ENDED
                                                                   AUGUST 31,         SEPTEMBER 1,
                                                                      1997               1996
                                                                    --------           --------

Net cash provided by operating activities                           $ 19,815           $ 19,894
                                                                    --------           --------

Investing activities:
   Proceeds from sale of subsidiary                                   35,000               --
   Proceeds from sale of insulator pad operation assets                5,150               --
   Purchase of property and equipment, net                           (18,622)            (5,305)
                                                                    --------           --------
       Net cash provided by (used in) investing activities            21,528             (5,305)
                                                                    --------           --------
Financing activities:
   Dividend                                                          (99,776)           (35,463)
   Proceeds from long-term borrowings, net                            51,948             35,774
   Debt issuance costs                                                (6,130)              --
                                                                    --------           --------
       Net cash provided by (used in) financing activities           (53,958)               311
                                                                    --------           --------

Change in cash and cash equivalents                                  (12,615)            14,900
Cash and cash equivalents:
   Beginning of period                                                16,619             17,348
                                                                    --------           --------
   End of period                                                    $  4,004           $ 32,248
                                                                    ========           ========


Supplemental disclosures:
-------------------------
Cash paid for:
   Taxes, net                                                       $ 10,695           $ 12,100
   Interest                                                         $ 16,900           $ 14,409
Selected noncash expenses:
   Depreciation                                                     $  8,996           $  7,984
   Noncash compensation                                             $  1,389           $  1,321




     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1997



NOTE A -- BASIS OF PRESENTATION

      This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

      The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 1, 1996.

      The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at August 31, 1997, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.


NOTE B -- INVENTORIES

      The major components of inventories were as follows:


                                   AUGUST 31,           DECEMBER 1,
                                     1997                  1996
                                    -------               -------
                                            (IN THOUSANDS)

      Raw materials                 $26,248               $18,300
      Work in process                12,131                11,624
      Finished goods                  5,059                 4,068
                                    -------               -------

                                    $43,438               $33,992
                                    =======               =======


NOTE C -- LONG-TERM OBLIGATIONS


                                                     AUGUST 31,     DECEMBER 1,
                                                        1997          1996
                                                      --------      --------
                                                           (IN THOUSANDS)

      $275,000,000 Second Restated Secured
         Credit Agreement - Revolving Credit
         Facility                                     $140,000      $   --
      1994 Restated Credit Agreement:
         Revolving Credit Facility                         --         25,000
         Term Loan Facility                                --         63,052
      10 1/4% Senior Subordinated Notes Due 2003       200,000       200,000
      Other                                                 75            75
                                                      --------      --------
                                                       340,075       288,127
          Less current portion                              75        18,620
                                                      --------      --------
                                                      $340,000      $269,507
                                                      ========      ========

                                SEALY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1997



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


                                                            REMAINING
                                      COMMITMENT            REVOLVER
           REDUCTION DATE              REDUCTION            COMMITMENT
         ------------------          ------------         ------------
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

      Base rate loans and Eurodollar rate loans are based on a pricing grid which provides for an interest rate plus a margin. The margin is adjustable based on the Company's total senior debt to adjusted EBITDA ratio. For the first six months of the 1997 Credit Agreement, the margin on Eurodollar rate borrowings was 1.25%. In September, 1997, the margin decreased to 1.0%. The initial commitment fee, which is also subject to a pricing grid, was 0.375% during the first six months of the 1997 Credit Agreement. In September, 1997, the commitment fee decreased to 0.3%.

      During the nine months ended August 31, 1997, the maximum amount outstanding under the Revolving Credit Facility, excluding Letters of Credit, was $160 million. At August 31, 1997, the Company had approximately $123 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $12 million.

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

                                SEALY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1997



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

Item 2 -                        SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTERS ENDED AUGUST 31, 1997 AND SEPTEMBER 1, 1996

      NET SALES Net sales increased $37.4 million, or 19.4% for the quarter ended August 31, 1997, when compared to the quarter ended September 1, 1996. The increase is attributable to a $52.2 million increase in conventional bedding sales and a $14.8 million decrease in sales of wood bedroom furniture.

      The bedding sales results represent a 29.4% increase and is comprised of a $47.3 million, or 26.6% increase in conventional bedding unit shipments, along with a $4.9 million, or 2.2% increase in the average unit selling price. This bedding performance was primarily due to strong sales of Posturepedic, Stearns & Foster and promotional products. In addition, the Company has successfully implemented strategic initiatives to expand distribution.
Increased sales of the Company's flagship Posturepedic line is due to a combination of new and enhanced products, along with selective pricing initiatives. The Stearns & Foster line of luxury bedding continues to experience strong sales growth as a result of an increased customer base, increased volume from existing customers and the introduction of new products. Promotional product sales increased as a result of new and enhanced product offerings.

      The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 1, 1996.

      COST OF GOODS SOLD Cost of goods sold for the quarter, as a percentage of net sales, decreased 0.4 percentage points to 55.7%. This improvement is primarily attributable to the elimination of the lower margin wood bedroom furniture sales, partially offset by an increase in bedding cost of goods sold. The increase in bedding cost of goods sold as a percentage of net sales is primarily attributable to the introduction of lower price point Posturepedic products, along with selective pricing initiatives, partially offset by economies of scale from increased sales volume.

      SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased $16.3 million due to increased bedding related expenses, partially offset by the elimination of wood bedroom furniture related expenses. The increase in bedding related selling, general and administrative expenses is primarily due to increases in marketing spending, $10.6 million, delivery expenses, $1.6 million and incentive compensation $1.5 million. Increased marketing spending is due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions. The increase in delivery expenses is due to the increase in sales volume. The Company also experienced a $2.4 million increase in bad debt and other financing expenses, primarily as a result of the bankruptcy filing of one of its major customers, Montgomery Ward.

      INTEREST EXPENSE Interest expense, net of interest income, increased $0.9 million, primarily as a result of increased average debt levels resulting from the February 1997 dividend and increased rate related to the February 1997 restructure of the Notes.

      INCOME TAX The Company's provision for income taxes decreased $0.4 million primarily due to a lower effective tax rate, partially offset by increased income tax provision related to increased pretax income. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for the quarter ended August 31, 1997 is approximately 53% as compared to 56% for the quarter ended September 1, 1996.

      NET INCOME For the reasons set forth above, the Company recorded net income of $7.9 million for the quarter ended August 31, 1997 versus net income of $7.1 million for the quarter ended September 1, 1996.

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED AUGUST 31, 1997 AND SEPTEMBER 1, 1996

      NET SALES Net sales increased $62.2 million, or 12.0% for the nine months ended August 31, 1997, when compared to the nine months ended September 1, 1996. The increase is attributable to a $106.4 million increase in conventional bedding sales and a $44.2 million decrease in sales of wood bedroom furniture.

      The bedding sales results represent a 22.7% increase and is comprised of a $98.9 million, or 21.1% increase in conventional bedding unit shipments, along with a $7.5 million, or 1.3% increase in the average unit selling price. This bedding performance was primarily due to strong sales of Posturepedic, Stearns & Foster and promotional products. In addition, the Company has successfully implemented strategic initiatives to expand distribution.
Increased sales of the Company's flagship Posturepedic line is due to a combination of new and enhanced products, along with selective pricing initiatives. The Stearns & Foster line of luxury bedding continues to experience strong sales growth as a result of an increased customer base, increased volume from existing customers and the introduction of new products. Promotional product sales increased as a result of new and enhanced product offerings.

      The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 1, 1996.

      COST OF GOODS Sold Cost of goods sold, as a percentage of net sales, decreased 1.0 percentage point to 55.9%. This improvement is primarily attributable to the impact of lower sales of the lower margin wood bedroom furniture, partially offset by an increase in bedding cost of goods sold. The increase in bedding cost of goods sold as a percentage of net sales is primarily attributable to the introduction of lower price point Posturepedic products, along with selective pricing initiatives, partially offset by economies of scale from increased sales volume.

      SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased $30.0 million due to increased bedding related expenses, partially offset by the elimination of wood bedroom furniture related expenses. The increase in bedding related selling, general and administrative expenses is primarily due to increases in marketing spending, $21.6 million, delivery expenses, $3.4 million and incentive compensation $2.3 million. Increased marketing spending is due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions, partially offset by lower national advertising. The increase in delivery expenses is due to the increase in sales volume. The Company also experienced a $3.7 million increase in bad debt and other financing expenses, primarily as a result of the bankruptcy filing of one of its major customers, Montgomery Ward.

      INTEREST EXPENSE Interest expense, net of interest income, increased $1.4 million, primarily as a result of increased average debt levels resulting from the February 1997 dividend and increased rate related to the February 1997 restructure of the Notes.

      INCOME TAX The Company's provision for income taxes increased $0.4 million primarily due to an increase in pretax income in 1997, partially offset by a lower effective tax rate. The effective income tax rate differs from the Federal statutory rate as a result of the application of purchase accounting, certain foreign tax rate differentials, and state and local taxes. The effective income tax rate for the nine months ended August 31, 1997 is approximately 54.3% as compared to 56.5% in the nine months ended September 1, 1996.

      EXTRAORDINARY ITEM The Company recorded a $2.0 million charge, net of income tax benefit of $1.4 million, representing the write-off of the remaining unamortized debt issuance costs related to long-term obligations repaid as a result of the February 25, 1997 refinancing.

      NET INCOME For the reasons set forth above, the Company recorded net income of $12.4 million for the period ended August 31, 1997 versus net income of $12.8 million for the period ended September 1, 1996.

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its secured indebtedness, the dividend described below, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $19.3 million for the nine months ended August 31, 1997 as compared to $7.2 million for the nine months ended September 1, 1996. The increase in capital spending is primarily attributable to the Company's system upgrade project. Management believes that annual capital expenditure limitations in its 1997 Credit Agreement will not significantly inhibit the Company from meeting its ongoing capital needs. At August 31, 1997, the Company had approximately $123 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $12 million. The weighted average interest rate on the Revolving Credit Facility at August 31, 1997 was 7.1%.

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


                                SEALY CORPORATION



          Signature                                 Title
          ---------                                 -----



By: /s/ Ronald L. Jones                 President and Chief Executive Officer
    ---------------------------         (Principal Executive Officer)
         Ronald L. Jones



By: /s/ Richard F. Sowerby              Vice President Controller
    ---------------------------         (Principal Accounting Officer)
         Richard F. Sowerby







Date: October 15, 1997