Form 10-K
period 1997-11-30
SEALY CORP
filed 1998-03-02
CIK 748015

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

For the fiscal year ended  NOVEMBER 30, 1997      Commission file number  1-8738
                           -----------------                              ------

                               SEALY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                36-3284147
-----------------------------------------  ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

            520 PIKE STREET
          SEATTLE, WASHINGTON                            98101
-----------------------------------------  ------------------------------------
(Address of principal executive offices)*              (Zip Code)

      Registrant's telephone number, including area code  (206) 625-1233
                                                          --------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Warrants to Purchase Class B Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes  [X]     No  [_]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 23, 1998 was $49,419,835.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares of the registrant's common stock outstanding as of February 23, 1998 was 30,344,756.2711.

          DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

================================================================================

                                     PART I
ITEM 1.  BUSINESS

GENERAL

   Sealy Corporation (the "Company" or the "Parent"), through its subsidiaries, is the largest bedding manufacturer in North America and manufactures, distributes and sells a broad line of conventional bedding products including mattresses and foundations. The Company's conventional bedding products include the SEALY(R), SEALY POSTUREPEDIC(R), SEALY POSTUREPEDIC CROWN JEWEL(R), SEALY CORRECT COMFORT(R), and the STEARNS & FOSTER(R) brands and account for approximately 99% of the Company's total net sales for the year ended November 30, 1997. In January, 1997, the Company completed the sale of its Samuel Lawrence subsidiary and no longer manufactures or markets wood furniture. The Company has a components parts manufacturing subsidiary which produces substantially all of the Company's mattress innerspring requirements and approximately 50% of the Company's boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

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

   In 1989, the Company's common stock was acquired through a leveraged buyout (the "LBO") which was financed in part by First Boston Securities Corporation ("FBSC"), an affiliate of The First Boston Corporation ("First Boston"). In April 1990, the Company exchanged certain outstanding debt issued to FBSC for new debt at lower interest rates plus additional common stock (the "Exchange"). In December 1990, FBSC transferred its equity and debt interest in the Company to its affiliate MB L.P. I ("MBLP"). In November 1991, the Company successfully completed a recapitalization in which the Company's capital structure was significantly improved, the face amount of its indebtedness and interest thereon was reduced by approximately $417 million, the Company's interest expense obligations were substantially reduced and the principal repayment schedule on a portion of its existing bank term loan facility was extended. As a result of this recapitalization, MBLP's equity interest in the Company increased to approximately 94%, consisting of shares of Class A Common Stock, $.01 par value (the "Shares").

   On February 12, 1993, Zell/Chilmark Fund, L.P., a Delaware limited partnership ("Zell/Chilmark"), led an investor group which purchased MBLP's 94% equity interest in the Company (the "Acquired Shares") for a cash purchase price of $250 million (the "Acquisition").

   On May 7, 1993, the Company completed a refinancing plan which consisted of
(i) the sale of $200.0 million of 9 1/2% Senior Subordinated Notes Due 2003 (the "Parent Notes") pursuant to a public offering, (ii) the application of $194.5 million of net proceeds therefrom to redeem all of the then outstanding 12.4% Senior Subordinated Notes of the Company Due 2001 (approximately $139.6 million), and to reduce amounts outstanding under the Company's then existing credit agreement and (iii) the execution of a new secured credit agreement (the "1993 Credit Agreement") by and among the Company, certain banks and other financial institutions and Banque Paribas, Citicorp USA, Inc., Bank of America (formerly Continental Bank N.A.) and General Electric Capital Corporation, as managing agents.

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

   Pursuant to a Solicitation of Consents dated as of January 24, 1997, as subsequently amended (the "Consent Solicitation"), the Company solicited consents from the record holders (the "Registered Holders") of its Parent Notes to certain amendments, consents and waivers under the Indenture (the "Indenture"), dated as of May 7, 1993, between the Company and Mellon Bank, F.S.B., as successor trustee (the "Trustee"), under which the Parent Notes were issued. Following receipt of the requisite consents of the Registered Holders, on February 21, 1997, the Company and the Trustee executed a Supplemental Indenture incorporating the amendments to the Indenture. The Supplemental Indenture provided for (i) an increase in the interest rate on the Parent Notes to 10 1/4%, (ii) provision to allow for the payment of a special dividend of up to One Hundred Million Dollars ($100,000,000) (the "Dividend") to qualifying equity security holders of the Company, (iii) an increase in the redemption premiums paid to Registered Holders in the event the Parent Notes are repurchased by the Company, and (iv) the corresponding waiver of Section 4.05 of the Indenture, such that the Dividend will not constitute a "Restricted Payment" (as defined in the Indenture). The Company paid an aggregate of Four Million Dollars ($4,000,000) on a pro rata basis to those Registered Holders that had timely consented.

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

   In December 1997, Sealy Mattress Company (the "Issuer"), a wholly owned subsidiary of Parent, issued $125 million principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and $128 million principal amount of 10 7/8% Senior Subordinated Discount Notes due 2007 (the "Senior Subordinated Discount Notes and, together with the Senior Subordinated Notes, the "Notes"). The Issuer issued the Notes in a private placement (the "Offerings") pursuant to separate Indentures, each dated as of December 18, 1997 (the "Indentures"). The Notes are guaranteed fully and unconditionally, and jointly and severally on a senior subordinated basis (the "Note Guarantees"), by Parent and certain of the Issuer's current and all of the Issuer's future U.S. Subsidiaries ("the Subsidiary Guarantors" and together with the Parent, the "Guarantors"). The Notes are not guaranteed by certain of the Issuer's U.S. Subsidiaries or by any of its current or future foreign subsidiaries.

   Pursuant to an agreement entered into in connection with the private placement of the Notes, the Company is required to file a registration statement (the "Exchange Offer Registration Statement") relating to $125 million and $128 million principal amount of the 9 7/8% and 10 7/8% Senior Subordinated Notes and Senior Subordinated Discount Notes, respectively, due 2007 (the "Exchange Notes") to be issued in an exchange offer for the original Notes. The Exchange Notes will have terms substantially identical in all material respects to the Notes and will be guaranteed by the Guarantors on the same basis as the Notes. The Company intends to register the Exchange Notes using Form S-4.

   On December 18, 1997, concurrent with the consummation of the Offerings, the Company consummated (i) a merger whereby, among other things, funds managed by Bain Capital, Inc., together with other equity investors, including members of management (the "Management Investors" and collectively with the other investors, the "Investors"), acquired an approximate 90% economic equity stake and an approximate 84.8% voting stake in Parent, (ii) a tender offer to purchase for cash all of the Parent Notes and the related Consent Solicitation to modify certain terms of the Indenture and (iii) a refinancing whereby the Issuer issued the Notes, entered into and borrowed under the Senior Credit Agreements as defined herein and repaid Parent indebtedness outstanding under the 1997 Credit Agreement. Approximately 99% of the Parent Notes were purchased as a result of the tender offer and the Parent has a call in May 1998 with respect to the remaining outstanding Parent Notes. As a result of the above merger, the warrants to purchase Class B Common Stock of the Company, upon exercise, are now only entitled to receive the same cash consideration paid in the above merger to holders of the Company's Class B Common Stock. As part of the above merger all of the Company's Series A Warrants were redeemed at a redemption price per Warrant of $0.9411 and Series B Warrants were redeemed at a redemption price per Warrant of $0.3777. This redemption was completed on February 3, 1998. The above merger has been accounted for as a recapitalization.

CONVENTIONAL BEDDING

   Industry and Competition.   According to industry sales data compiled by the
   -------------------------
International Sleep Products Association ("ISPA"), a bedding industry trade group, approximately 800 manufacturers of mattresses and foundations make up the domestic conventional bedding industry, generating wholesale revenues estimated at $3.4 billion during calendar year 1997. The market for conventional bedding represents more than 85% of the entire bedding market in North America. According to ISPA, approximately 75% of conventional bedding is sold to furniture stores and specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers, membership clubs and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes and that the average time between consumer purchases of conventional mattresses is approximately 10 to 12 years. Factors such as disposable income and sales of homes also have some effect on bedding purchases.

   Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic, Sealy Posturepedic Crown Jewel, Sealy Correct Comfort, and Stearns & Foster. Sealy branded products are considered by management to be the most well-recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, brand name recognition, service and price. The Company's largest competitors include Simmons Company, Serta, Inc. and Spring Air Company. Management believes the Company derives a competitive advantage over its conventional bedding competitors as a result of strong consumer recognition of Sealy branded products.

   Products.  The Company manufactures a variety of Sealy and Stearns & Foster
   ---------
brand conventional bedding in various sizes ranging in retail price from under $200 to approximately $3,000 per queen size set. Sealy Posturepedic brand mattress is the largest selling mattress brand in North America. Approximately 97% of the Sealy brand and the Stearns & Foster brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name.

   Customers.  The Company serves over 7,000 retail outlets (approximately 3,200
   ----------
customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 21% of the Company's net sales for the year ended November 30, 1997 and no single customer accounted for over 10% of the Company's net sales.

   Sales and Marketing.  The Company's sales depend primarily on its ability to
   --------------------
provide quality products with recognized brand names at competitive prices. Additionally, the Company works to build brand loyalty with its ultimate consumers, principally through targetted national advertising and cooperative advertising with its dealers, along with superior "point-of-sale" materials designed to emphasize the various features and benefits of the Company's products which differentiate them from other brands.

   The Company's sales force structure is generally based on regions of the country and districts within those regions, and also includes a sales staff for specific national accounts. The Company believes that it has one of the most comprehensive training and development programs for its sales force, including its University of Sleep/R/ curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

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

   Suppliers.  The Company purchases fabric, polyfiber, wire and foam from a
   ----------
variety of vendors. The Company purchases approximately 50% of its Sealy foundation parts from a single third-party source, which has patents on various interlocking wire configurations (the "Wire Patents"), and manufactures the remainder of these parts as a licensee under the Wire Patents. The Company purchases substantially all of its Stearns & Foster foundation parts from the same single third-party source. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal components parts manufacturing capacity and, as a licensee of the Wire Patents, internally produces the remainder of its Sealy foundation parts. See "Components Division." As is the case with all of the Company's product lines, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same, similar or alternative components are available.

   Manufacturing and Facilities.  The Company manufactures most conventional
   -----------------------------
bedding to order and has adopted "just-in-time" inventory techniques in its manufacturing process to more efficiently serve its dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within 72 hours of receipt. This rapid delivery capability allows the Company to minimize its inventory of finished products and better satisfy customer demand for prompt shipments.

   The Company operates 25 bedding manufacturing facilities and three component manufacturing facilities in 19 states, three Canadian provinces, Puerto Rico and Mexico. Management believes that through the utilization of extra shifts, it will be able to continue to meet growing demand for its products without a significant investment in facilities. See Item 2, "Properties," herein. The Company also operates a research and development center in Cleveland, Ohio with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company's products with those of its competitors and develops new processes. The Company has developed and patented a computerized model of an adult person, known as Dataman(R), which is used in testing the support level of its mattresses.

COMPONENTS DIVISION

   The Company operates a Components Division with headquarters in Rensselaer, Indiana. The Components Division sells its component parts at current market prices exclusively to the Company's bedding plants and licensees. The Components Division currently provides substantially all of the Company's mattress innerspring unit requirements. The Components Division also supplies approximately 50% of the Company's Sealy foundation parts requirements under a license of the Wire Patents. In March 1997, the Company divested the assets of its mattress insulator pad manufacturing operation in South Brunswick, New Jersey. The Components Division operates three owned manufacturing sites located in Rensselaer, Indiana; Delano, Pennsylvania, and Colorado Springs, Colorado See Item 2, "Properties," herein.

   Over the last eight years, the Company has made substantial commitments to ensure that the coil-making equipment at its component plants remains state-of-the-art. Since 1989, the Company has installed 30 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company's innerspring requirements over that time period from approximately 60% to approximately 100%.

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

LICENSING

   At November 30, 1997, there are 14 separate license arrangements in effect with domestic independent and foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Sealy Furniture of Maryland (a sleep sofa manufacturer) and Kolcraft Enterprises, Inc. (a crib mattress manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under license agreements between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain of the Company's trademarks in the manufacture and sale of Sealy brand and Sterns & Foster brand products in the United States. Sealy entered into a long-term license agreement with Klaussner Corporation Services ("Klaussner") on December 19, 1996 under which Klaussner will manufacture and market sofas, sleep sofas, chairs, recliners and other upholstered furniture products in North America, primarily under the Sealy

Furniture(TM) logo. During the fiscal year ended November 30, 1997, Sealy entered into licensing arrangements with Pacific Coast Feather Company for the manufacture and sale of pillows, comforters and mattress pads under the Sealy brand name and Dorel Industries for the manufacture and sale of futons under the Sealy Furniture brand name each with a commencement date of April 1, 1998.

   The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal year ended November 30, 1997, the licensing division as a whole generated royalties of approximately $6.8 million, which were accounted for as a reduction of selling, general and administrative expenses in the Consolidated Financial Statements included herein.

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

TRADEMARKS AND LICENSES

   The Company owns, among others, the Sealy and Stearns & Foster trademarks and tradenames and also owns the Posturepedic, Posturepedic Crown Jewel, Correct Comfort, Comfort Series, Dataman and University of Sleep trademarks, service marks and certain related logos and design marks.

EMPLOYEES

   As of November 30, 1997, the Company had 5,456 full-time employees. Approximately 66% of the Company's employees at its 28 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory.

SEASONALITY/OTHER

   The Company's business is somewhat seasonal, with lower sales usually experienced during the first quarter of each fiscal year and higher bedding sales usually experienced in the last three quarters of each fiscal year. See
Note 11 to the Consolidated Financial Statements of the Company included in Part II, Item 8 herein.

   Most of the Company's sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, the Company has a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

   The Company has three manufacturing facilities in Canada and one in Mexico which comprise all of the Company's foreign-owned manufacturing operations at November 30, 1997. The Company's licensee for Mexico agreed to terminate its license permitting Sealy to enter the market directly, and commence production in May 1996. The Company began marketing its Sealy brand in South Korea through local distributors during 1995 upon expiration of its Korean license agreement. In addition the Company has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel and Jamaica. Additional international test markets are currently operating in Spain and Brazil. The Company does not derive a material portion of its sales or revenues from its foreign-owned operations or from customers in any other foreign country.

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

   The following table sets forth certain information regarding manufacturing facilities operated by the Company at February 23, 1998:

                                        APPROXIMATE
                                          SQUARE
             LOCATION                    FOOTAGE       TITLE
--------------------------------------  -----------  ---------
UNITED STATES
Arizona           Phoenix                  76,000    Owned  (a)
California        Richmond                238,000    Owned  (a)
                  South Gate              185,000    Owned  (a)
Colorado          Colorado Springs         70,000    Owned  (a)
                  Denver                   92,900    Owned  (a)
Florida           Orlando                  97,600    Owned  (a)
Georgia           Atlanta                 292,500    Owned  (a)
Illinois          Batavia                 212,700    Leased (b)
Indiana           Rensselaer              131,000    Owned  (a)
                  Rensselaer              124,000    Owned  (a)
Kansas            Kansas City             102,600    Leased (a)
Maryland          Williamsport            144,000    Leased
Massachusetts     Randolph                187,000    Owned  (a)
Michigan          Taylor                  156,000    Leased
Minnesota         St. Paul                 93,600    Owned  (a)
New York          Albany                  102,300    Owned  (a)
North Carolina    Lexington                97,400    Owned  (a)
Ohio              Medina                  140,000    Owned  (a)
Oregon            Portland                140,000    Owned  (a)
Pennsylvania      Clarion                  85,000    Owned  (a)
                  Delano                  143,000    Owned  (a)
Tennessee         Memphis                 225,000    Owned  (a)
Texas             Brenham                 220,000    Owned  (a)
                  North Richland Hills    124,500    Owned  (a)

CANADA
Alberta           Edmonton                144,500    Owned
Quebec            Saint Narcisse           76,000    Owned
Ontario           Toronto                  80,200    Leased

PUERTO RICO       Carolina                 58,600    Owned  (a)

MEXICO            Toluca                   95,200    Owned
                                        ---------
                                        3,934,600
                                        =========

(a) The Company has granted a mortgage or otherwise encumbered its interest in this facility as collateral for secured indebtedness.

(b) The Company has subleased 76,000 square feet to an unrelated tenant.

   The Company considers its present facilities to be generally well maintained and in sound operating condition.

REGULATORY MATTERS

   The Company's principal wastes are wood, cardboard and other nonhazardous materials derived from product component supplies and packaging. The Company also periodically disposes (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. The Company, generally, is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Except as set forth in Item
3. "Legal Proceedings" below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company is not aware of any pending federal environmental legislation which would have a material impact on the Company's operations. Except as set forth in Item 3, "Legal Proceedings," the Company has not been required to make, and during the next two fiscal years, does not expect to make any material capital expenditures for environmental control facilities.

   The Company's conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. The Company believes that it is in material compliance with all such laws and regulations.

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

   The DEP previously approved both the Company's soil remediation plans and its initial groundwater remediation plans. Further investigation in 1996 revealed certain additional areas of soil contamination resulting from activities at the South Brunswick facility prior to the Company's acquisition of the site. In 1997, the Company with DEP approval completed essentially all soil remediation and conducted a pilot test for a Company-proposed revision to the groundwater remediation program.

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

   In January 1997, the Company filed a claim in the U.S. District Court of New Jersey against former insurance companies for the Company under the Comprehensive Environmental Response, Compensation and Liability act seeking contribution for site investigation and remedial costs. A parallel case seeking a judgement of non-liability was filed by some (but not all) of these insurance companies in the U.S. District Court for the Northern District of Ohio. The Company is awaiting a ruling by the District Courts involved.

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

   On May 22, 1997, the Company filed in the United States District Court for the Northern District of Illinois a motion to terminate certain antitrust final judgments ("the Judgments") entered on December 30, 1964 and December 26, 1967. These Judgments, among other things, prohibited the Company from suggesting resale prices to its dealers. During the pendency of the Company's motion to terminate the Judgments, and based upon allegations received by the Department of Justice ("the Department") concerning a possible resale price maintenance agreement with a Stearns & Foster dealer, the Department, on September 8, 1997, issued to the Company a Civil Investigative Demand seeking documents relating to, among other things, communications between the Company and dealers concerning the retail price of mattresses. In response to the Civil Investigative Demand, the Company produced certain documents and the deposition of a Company executive was taken. Immediately following such document production and deposition, the Department consented to the termination of the Judgments and an order terminating the Judgments was entered by the Court on September 19, 1997. After the Court terminated the Judgments, the Department notified the Company on September 29, 1997 that it was limiting the Civil Investigative Demand to certain narrow specifications. In October 1997, the Company produced additional documents in response to the Civil Investigative Demand. On November 24, 1997 the Company received a request from the Department for clarification and additional information. The Company has responded to that request.

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   As a result of the Recapitalization (see Note 16) effective on December 18, 1997, Merger Warrant holders, upon exercise of their Merger Warrants at a conversion rate of 47.98 to 1 are entitled only to receive a cash payment of $14.2927 which is the spread between the Recapitalization share price of $14.3027 and the Merger Warrant exercise price of $0.01. As a result of the Recapitalization, Warrants not exercised prior to such Recapitalization can no longer be converted to Class B shares and upon subsequent exercise will receive the same amount in cash without interest. As of December 17, 1997, the Company forwarded to a third party paying agent the amount necessary to fund the future cash requirements with respect to remaining then outstanding Merger Warrants and Class B Common Stock.

   The Company completed its redemption of all of the Company's Series A and Series B warrants on February 3, 1998.

   As of February 23, 1998, there are 15 holders of record of the Company's Class A shares, 7 holders of record of the Company's Class B shares, 15 holders of record of the Company's Class L shares and 7 holders of record of the Company's Class M shares. See Note 16 to the Consolidated Financial Statements,
Part II, Item 8 herein for description of change in capital structure.

   On May 17, 1996, a $35.5 million dividend was paid to all holders of record as of May 7, 1996 of Sealy common stock and to holders of Merger Warrants. In addition, on February 28, 1997, a $99.8 million dividend was paid to all holders of record as of February 27, 1997 of Sealy common stock and to holders of Merger Warrants. Prior to the May 17, 1996 dividend, no dividends had been paid on any class of common equity of the Company during the prior three fiscal years of the Company. The Company's Senior Credit Agreements and the indentures governing the Notes (the "Indentures") limit the Company's ability to pay cash dividends to its stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

   The following tables set forth selected consolidated financial and other data of the Company (two periods of which are less than one year due to accounting requirements for acquisition transactions) for the years ended November 30, 1997, December 1, 1996, November 30, 1995 and 1994, for the ten months ended November 30, 1993, and for the two months ended January 31, 1993.

   During the period from December 1, 1992 through November 30, 1997, the Company's capital structure changed significantly, in large part as a result of the Acquisition in February 1993. Due to required purchase accounting adjustments relating to such transactions, and the resultant changes in control, the consolidated financial and other data for each period reflected in the following tables during this period are not comparable to such data for the other such periods.

   The selected consolidated financial and other data set forth in the following tables have been derived from the Company's audited consolidated financial statements. The report of KPMG Peat Marwick LLP, independent auditors, covering the Company's Consolidated Financial Statements for the years ended November 30, 1997, December 1, 1996, and November 30, 1995, is included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                                   SUCCESSOR (a)                         PRE-SUCCESSOR (a)
                                                ------------------------------------------------------   -----------------
                                                                                                TEN             TWO
                                                 YEAR        YEAR        YEAR        YEAR      MONTHS          MONTHS
                                                 ENDED      ENDED       ENDED       ENDED      ENDED           ENDED
                                                NOV.30,    DEC. 1,     NOV. 30,    NOV. 30,   NOV. 30,        JAN. 31,
                                                 1997        1996        1995        1994       1993            1993
                                                -------    --------    --------    --------   --------        --------
                                                                         (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
-----------------------------
Net Sales                                        $804.8     $697.6       $653.9      $697.7     $579.7          $103.5
Costs and expenses                                764.2      672.8        610.9       641.6      531.0           100.9
Income before income tax
  and extraordinary item cummulative
  effect of change in accounting principle         40.6       24.8         43.0        56.1       48.7             2.6
Extraordinary loss (b)                              2.0         --           --          --        2.9              --
Cumulative effect of change in
  accounting principle (c)                          4.3         --           --          --         --              --
Net income (loss)                                $ 11.7     $ (0.5)(d)   $ 19.5      $ 29.2     $ 24.7          $  1.0

OTHER DATA:
-----------
Depreciation and amortization of intangibles     $ 24.1     $ 26.6       $ 24.2      $ 23.6     $ 19.1             4.3
Operating income (e)                               72.0       53.6         74.0        89.5       79.9             9.3
EBITDA (f)                                         96.1       80.2         98.2       113.1       99.0            13.7
Capital expenditures                               29.1       12.0         11.8        12.8       10.4             3.3
Interest expense, net                              31.4       28.8         31.0        33.4       31.2             6.7
Ratio of EBITDA to interest expense,
  net/(earnings deficiency)                         3.1x       2.8x         3.2x        3.4x       3.2x            2.0x
Ratio of earnings to fixed charges/
  (earnings deficiency) (g)                         2.2x       1.8x         2.3x        2.5x       2.4x            1.4x


                                             SUCCESSOR (a)
                         -----------------------------------------------------
                          11/30/97   12/01/96   11/30/95   11/30/94   11/30/93
                         ---------  ---------  ---------  ---------  ---------
                                       (DOLLARS IN MILLIONS)
Balance Sheet Data:
Total assets                $721.1     $739.9     $776.2     $810.6     $823.1
Long-term obligations        330.0      269.5      269.4      329.5      384.5
Total debt                   330.0      288.1      286.9      349.9      406.2
Stockholders' equity         205.1      293.0      330.9      322.2      284.3

(a) The Company employed the purchase method of accounting for the February, 1993 Acquisition. Accordingly, historical financial and other data for the Successor and Pre-Successor periods are not comparable.

(b) During 1997 and 1993, the Company recorded extraordinary losses of $2.0 and $2.9 million, net of income tax of $1.4 and $1.5 million, respectively, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the refinancings in such years.

(c) During the fourth quarter of 1997, the Company changed its accounting policy to comply with EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation," which resulted in a loss of $4.3 million, net of income tax of $2.9 million, representing the write-off of previously capitalized costs as described in the EITF.

(d) On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly-owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture resulted in an aggregate book loss of $17.6 million, which was recorded in the fiscal year ended December 1, 1996. The loss is comprised of a loss on net assets held for sale of $11.8 million and income tax expense of $5.8 million arising from the tax gain on the transaction.

(e) Operating income is calculated by adding interest expense, net to net sales less costs and expenses.

(f) EBITDA is calculated by adding interest expense, net, income tax (benefit) and depreciation and amortization of intangibles to net income (loss) before extraordinary item and cummulative effect of change in accounting principle. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

(g) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income tax and extraordinary item plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   YEAR ENDED NOVEMBER 30, 1997 COMPARED WITH YEAR ENDED DECEMBER 1, 1996

   NET SALES. Net sales for the year ended November 30, 1997 ("Fiscal 1997"), were $804.8 million, an increase of $107.2 million, or 15.4% from the year ended December 1, 1996 ("Fiscal 1996"). This increase is attributable to a $168.3 million increase in conventional bedding sales offset by a $61.1 million decrease in sales of wood bedroom furniture. Conventional bedding sales increased 26.7% over the prior year, driven by a 24.1% increase in conventional bedding unit shipments and a 2.1% increase in average unit selling price. These increases were due to sales growth in the Posturepedic, Stearns & Foster and promotional product lines, in addition to successful strategic distribution initiatives. The increase in average unit selling price is primarily attributable to the introduction of new or reengineered higher-end products.

   The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of this business unit is provided in Note 14 to the Consolidated Financial Statements.

   COST OF GOODS SOLD. Cost of goods sold as a percentage of net sales decreased 0.3% to 56.6%. This improvement is primarily attributable to the impact of lower sales of the lower margin wood bedroom furniture, partially offset by an increase in bedding cost of goods sold. The increase in bedding cost of goods sold as a percentage of net sales is primarily attributable to the introduction of lower price point Posturepedic products, along with selective pricing initiatives, partially offset by economies of scale from increased sales volume.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $45.3 million, and increased as a percent of net sales from 31.1% to 32.6%. This increase was primarily attributable to increases in bedding marketing spending of $35.1 million, delivery expenses of $5.7 million and incentive compensation of $3.5 million. Increased marketing spending was due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions. The increase in delivery expense was due to the increase in sales volume. The Company also experienced a $4.9 million increase in bad debt and other financing expenses, of which $4.0 million related to the bankruptcy filing of Montgomery Ward.

   EBITDA. EBITDA increased $15.9 million or 19.9%, to $96.1 million, or 11.9%, of net sales for Fiscal 1997 versus $80.2 million, or 11.5% of net sales for Fiscal 1996.

   OPERATING INCOME. Operating income was $72.0 for Fiscal 1997, an increase of $18.4 million or 34.4% over Fiscal 1996.

   INTEREST EXPENSE. Interest expense, net for Fiscal 1997 increased $2.6 million primarily as a result of increased average debt levels resulting from the February 1997 dividend and increased rate related to the February 1997 restructuring of the Parent Notes.

   INCOME TAXES. The Company's effective income tax rates for Fiscal 1997 and 1996 differ from the Federal statutory rate because of the application of purchase accounting, the effect of certain foreign tax rate differentials and state and local income taxes. The Company's effective tax rate for Fiscal 1997 was approximately 55.4% compared to 102.0% for Fiscal 1996. The higher effective tax rate for Fiscal 1996 was due primarily to taxes arising from the Samuel Lawrence Divestiture and the impact of the permanent differences related to the 1993 Acquisition. See Note 6 to the Consolidated Financial Statements.

   EXTRAORDINARY ITEM. The Company recorded a $2.0 million charge, net of income tax benefit of $1.4 million, representing the write-off of the remaining unamortized debt issuance costs related to long-term obligations repaid as a result of the February 25, 1997 refinancing.

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY. During the fourth quarter of 1997, the Company changed its accounting policy to comply with EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation," which resulted in a loss of $4.3 million, net of income tax of $2.9 million, representing the write-off of previously capitalized costs primarily related to the Company's new Business Systems project.

FISCAL 1996 COMPARED WITH FISCAL 1995

   NET SALES. Net sales for the year ended December 1, 1996 ("Fiscal 1996"), were $697.6 million, an increase of $43.7 million, or 6.7% from the year ended November 30, 1995 ("Fiscal 1995"). This increase is primarily attributable to a $37.0 million increase in conventional bedding sales and a $10.0 million increase in wood bedroom furniture sales. These increases were partially offset by the elimination of sleep sofa sales as a result of the closing of this business unit in March, 1995.

   The strong bedding sales performance represents an 8.2%, or $48.6 million increase in conventional bedding unit shipments, offset partially by a 1.8% or $11.6 million decrease in the average unit selling price. Increased unit volume is attributed to increased distribution and same store sales of Stearns & Foster luxury bedding, along with incremental placements of new Sealy Posturepedic products. The decrease in average unit selling price is primarily attributable to pricing initiatives and increased volume of lower priced Sealy Posturepedic products.

   Sales of wood bedroom furniture increased due to increase product distribution and same store sales primarily due to favorable results from new furniture collections.

   COST OF GOODS SOLD. Cost of goods sold was $397.3 million for Fiscal 1996 compared to $362.4 million for Fiscal 1995, and increased from 55.4% to 56.9% of net sales. This increase is primarily attributed to the previously mentioned decrease in average unit selling price, the start-up costs associated with the new insulator pad facility that was subsequently sold, and inflationary bedding raw material increases.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $0.3 million, but decreased as a percent of net sales from 33.1% to 31.1%. Increased operating expenses of $17.1 million were partially offset by a decrease in marketing spending of $14.1 million and a prior year $2.7 million charge associated with closing the sleep sofa business. The increase in operating expenses is due primarily to increases in incentive bonuses and administrative and sales salaries. Additionally, the Company incurred executive severance and transition expenses of $1.9 million. Marketing spending declined from $117.8 million in Fiscal 1995 to $103.7 million in Fiscal 1996 as a result of adjustments in the Company's marketing strategies.

   LOSS ON NET ASSETS HELD FOR SALE. Loss on net assets held for sale of $11.8 million relates to the Samuel Lawrence divestiture, and is comprised of excess of net assets sold over the proceeds received, as well as transaction costs related to the sale. See Note 14 to Consolidated Financial Statements.

   PERFORMANCE SHARE PLAN. The Company recorded a non-cash charge of $4.5 million in Fiscal 1996, representing final year vesting in the Company's Performance Share Plan (the "Plan"). During Fiscal 1995, the Company recorded a non-cash credit of $13.3 million for the estimated reduction in the value of the benefits issuable under the Plan. See Note 10 to Consolidated Financial Statement.

   EBITDA. EBITDA decreased $18.0 million, or 18.4%, to $80.2 million, or 11.5%, of net sales for Fiscal 1996 versus $98.2 million, or 15.0%, of net sales for Fiscal 1995.

   OPERATING INCOME. Operating income was $53.6 million for the year ended December 1, 1996, a decrease of $20.4 million, or 27.6%, versus the year ended November 30, 1995.

   INTEREST EXPENSE. Interest expenses, net for Fiscal 1996 decreased $2.2 million primarily due to a $27.8 million decrease in average outstanding debt, along with lower debt issuance cost amortization.

   INCOME TAXES. The company's effective income tax rates for Fiscal 1996 and 1995 differ from the Federal statutory rate because of the application of purchase accounting, the effect of certain foreign tax rate differentials and state and local income taxes. The Company's effective tax rate for Fiscal 1996 was approximately 102% compared to 54.8% for Fiscal 1995. The higher effective tax rate for Fiscal 1996 is primarily due to taxes arising from the Samuel Lawrence Divestiture and the impact of permanent differences related to the February 1993 Acquisition. See
Note 6 to the Consolidated Financial Statement.

   NET INCOME (LOSS). For reasons set forth above, net income for Fiscal 1996 declined $20.0 million to a loss of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

   During Fiscal 1997, the Company's principal sources of funds are cash flows from operations and borrowings under the Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its secured indebtedness, the dividend described below, capital expenditures and interest payments on its outstanding Notes.

   The 1997 Credit Agreement, the Parent Note Indentures, the
Senior Credit Agreements and the Indentures contain certain negative and affirmative covenants including, but not limited to, requirements and restrictions relating to capital expenditures, dividends, working capital, net worth and other financial ratios. At November 30, 1997, the Company was in compliance with the financial covenants contained in the 1997 Credit
Agreement and the Parent Note Indenture.

   The Parent Notes are unsecured, subordinated obligations of Parent. Interest on the Parent Notes is payable in semi-annual installments, currently at the rate of 10 1/4% per annum (see below). The outstanding principal amount of the Parent Notes is payable on May 1, 2003. The Parent Notes may be redeemed at the option of the Company on or after May 1, 1998.

   In March 1997, the Company divested the assets of its mattress insulator pad manufacturing operation in South Brunswick, New Jersey for approximately net book value.

   On February 25, 1997, the Company entered into the 1997 Credit Agreement with a majority of its then current group of senior lenders, which modified the terms of the prior credit agreement by increasing the amounts available under the revolving credit portion of the facility from $125.0 million to $275.0 million, and eliminating the term loan portion of such agreement, amending the pricing terms, certain covenants and other provisions and revising the composition of the lending group. The 1997 Credit Agreement provide for a reducing revolving credit facility with a $25.0 million discretionary letter of credit facility and a discretionary swing loan facility of up to $20.0 million. On February 28, 1997, the Company made an initial borrowing under the 1997 Credit Agreement of $156.4 million. Letters of credit of $13.1 million also were outstanding, leaving approximately $105.5 million of undrawn availability under the 1997 Credit Agreement. The proceeds of the 1997 Credit
Agreement were used (a) to refinance approximately $48.7 million of indebtedness under the Company's 1994 Credit Agreement, (b) to pay a $99.8 million dividend, and (c) for general corporate purposes, including, without limitation, for working capital.

   On February 6, 1997, the board of directors of the Company authorized the payment of a dividend to all stockholders and holders of certain warrants of record as of February 27, 1997. The dividend, which was paid on February 28, 1997, amounted to approximately $99.8 million, or $3.31 per share, and was financed through borrowings under the 1997 Credit Facility.

   On January 15, 1997, the Company sold its subsidiary that manufactured wood bedroom furniture under the Samuel Lawrence brand name. Gross proceeds from the Samuel Lawrence Divestiture amounted to $35.0 million, and the Company recorded a loss of $17.6 million in connection with such transaction. The loss is comprised of a loss on net assets held for sale of $11.8 million and income tax expense of $5.8 million arising from the tax gain on the transaction. See Note 14 of Notes to Consolidated Financial Statements.

   On October 30, 1997, Parent entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chilmark Fund, L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of Parent (the "Existing Common Stock"). Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into Parent with Parent being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (84.8% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash equal to $419.4 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into voting preferred stock and then reconverted into $25.0 million in aggregate principal amount of junior subordinated notes of the Company and a retained voting common stock interest in the Company of approximately 15.2%. Concurrent with the Recapitalization, the Company refinanced existing indebtedness (the "Refinancing") by Sealy Mattress Company (the "Issuer"), a wholly owned subsidiary of the Parent, entering into and borrowing $460 million under the Senior Credit Agreements and by issuing $125 million of Senior Subordinated Notes and $128 million of Senior Subordinated Discount Notes.

   Upon the consummation of the Recapitalization, Parent and certain of its stockholders, including the Bain Funds, Harvard Private Capital Holdings, Inc. ("Harvard"), Sealy Investors 1 LLC, Sealy Investors 2, LLC, Sealy Investors 3, LLC (the "LLCs") and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the Stockholders Agreement"). The Stockholders Agreement
(i) required that each of the parties thereto vote all of its voting securities of Parent and take all other necessary or desirable actions to cause the size of the Board of Directors of Parent to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) granted Parent and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of Parent held by Zell, Harvard or the LLCs; (iii) granted Harvard a right of first offer on any proposed transfer of shares of capital stock of Parent held by the Bain Funds;
(iv) granted tag-along rights on certain transfers of shares of capital stock of Parent; (v) required the Stockholders to consent to a sale of Parent to an independent third party if such sale is approved by holders of constituting a majority of the then outstanding shares of voting common stock of Parent; and
(vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of Parent until the tenth anniversary of the date of the consummation of the Recapitalization. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an initial Public Offering or an Approved Sale (as each is defined in the Stockholders Agreement).

   Immediately prior to the closing of the Recapitalization (the "Closing"), Parent contributed (the "Capital Contribution") all of the issued and outstanding capital stock of Sealy, Inc., an Ohio corporation, The Stearns & Foster Bedding Company, a Delaware corporation, Advanced Sleep Products, a California corporation, Sealy Components-Pads, Inc., a Delaware corporation, and Sealy Mattress Company of San Diego, a California corporation, to the capital of the Issuer. Immediately after the Capital Contribution, the Issuer became the only direct subsidiary of Parent and owns 100% of the operations of Parent. At the Closing, Sandman was merged with and into Parent with Parent the surviving corporation.

   On November 18, 1997, Parent commenced an offer (the "Tender Offer") to purchase for cash up to all (but not less than a majority in principal amount outstanding) of its Parent Notes and a related solicitation (the "Consent Solicitation") of consents to modify certain terms of the Indenture under which the Parent Notes were issued (the "Parent Note Indenture"). The purchase price to be paid in respect to validly tendered Parent Notes and related consents were determined by a formula set forth in the offer to purchase with respect to the Tender Offer. The Offerings were conditioned upon the consummation of the Tender Offer for, and the obtaining of consents with respect to, at least a majority in aggregate principal amount of the Parent Notes outstanding. Parent's obligation to accept for purchase and to pay for the Parent Notes validly tendered pursuant to the Tender Offer was conditioned upon, among other things, consummation of the other elements of the Recapitalization.

   The Company's 1997 Credit Agreement was terminated in connection with the Recapitalization. The 1997 Credit Agreement provided for a $275.0 million reducing revolving credit facility and a discretionary swing loan facility of up to $20.0 million. Upon consummation of the Recapitalization, the Issuer entered into the AXELs credit agreement (the "Senior AXELs Credit Agreement") and a credit agreement providing for Tranche A Term Loans and revolving borrowings (the "Senior Revolving Credit Agreement" and, together with the Senior AXELs Credit Agreement, the "Senior Credit Agreements"). The Senior Credit Agreements provided for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to parent to provide a portion of the funds necessary to consummate the Transactions. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and will bear interest at a floating rate. See Note 17 to the Consolidated Financial Statements for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements will require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

   Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially (subject to reduction based on attainment of certain leverage ratio levels) bears interest at a rate based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by Morgan Guaranty Trust Company of New York from time to time, as its base rate and (y) the Federal funds effective rate from time to time plus 0.50%) plus 1.25% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 1.50% in respect of the AXELs Series B, 1.75% in respect of the AXELs Series C and 2.00% in respect of the AXELs Series D, or
(ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two, three or six months (or, subject to general availability, two weeks or twelve months), in each case plus 2.25% in respect of Tranche A Term Loans and Revolving Loans, 2.50% in respect of AXELs Series B, 2.75% in respect of AXELs Series C and 3.00% in respect to AXELs Series D.

   The Tranche A Term Loans mature in December 2002. The AXELs Series B mature in December 2004. The AXELs Series C mature in December 2005. The AXELs Series D mature in December 2006. The Tranche A Term Loans are subject to quarterly amortization payments commencing in December 1999, the AXELs Series B, the AXELs Series C and the AXELs Series D are subject to quarterly amortization payments commencing in December 1998 with the AXELs Series B amortizing in nominal amounts until the maturity of the Tranche A Term Loans, the AXELs Series C amortizing in nominal amounts until the maturity of the AXELs Series B and the AXELs Series D amortizing in nominal amounts until the maturity of the AXELs Series C. The Revolving Credit Facility matures in December 2002. In addition, the Senior Credit Agreements provide for mandatory repayments, subject to certain exceptions, of the Term Loans, and reductions in the Revolving Credit Facility, based on the net proceeds of certain asset sales outside the ordinary course of business of the Issuer and its subsidiaries, the net proceeds of insurance, the net proceeds of certain debt and equity issuances, and excess cash flow (as defined in the Senior Credit Agreements).

   The Notes were issued pursuant to an Indenture (the "Senior Subordinated Note Indenture") among the Issuer, the Guarantors and The Bank of New York, as trustee (the "Senior Subordinated Note Trustee"). The Senior Subordinated Discount Notes were issued pursuant to an Indenture (the "Senior Subordinated Discount Note Indenture" and, together with the Senior Subordinated Note Indenture, the "Indentures") among the Company, the Guarantors and The Bank of New York, as trustee (the "Senior Subordinated Discount Note Trustee" and, together with the Senior Subordinated Note Trustee, the "Trustees").

   The Senior Subordinated Notes are limited in aggregate principal amount to $300.0 million, of which $125.0 million was issued in the Offering, and matures on December 15, 2007. Interest on the Senior Subordinated Notes accrue at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1998, to Holders of record on the immediately preceding June 1 and December 1. Additional Senior Subordinated Notes may be issued from time to time after the date of the Senior Subordinated
Note Indenture, subject to the provisions of the Senior Subordinated Note Indenture.

   Except as provided below, the Senior Subordinated Notes are not redeemable at the Company's option prior to December 15, 2002. Thereafter, the Senior Subordinated Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

                                     PERCENTAGE OF
            YEAR                   PRINCIPAL AMOUNT
            ----                   ----------------
            2002..................     104.937%
            2003..................     103.292%
            2004..................     101.646%
            2005 and thereafter...     100.000%

   Notwithstanding the foregoing, during the first 36 months after December 11, 1997, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of Senior Subordinated Notes originally issued under the Senior Subordinated Note Indenture at a redemption price of 109.875% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages thereon, if any, to the redemption date, with the net cash proceeds of any Equity Offerings; (as defined in the Indentures) provided that at least $80.0 million in aggregate principal amount of Senior Subordinated Notes remain outstanding immediately after the occurrence of such redemption (excluding Senior Subordinated Notes held by the Company and its Subsidiaries); and provided further that such redemption shall occur within 120 days of the date of the closing of any such Equity Offering.

   The Senior Subordinated Discount Notes are limited in aggregate principal amount at maturity to $275.0 million, of which $128.0 million were issued in the Offering, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Additional Senior Subordinated Discount Notes may be issued from time to time after the date of the Senior Subordinated Discount Note Indenture, subject to the provisions of the Senior Subordinated Discount Note Indenture. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

   Except as provided below, the Senior Subordinated Discount Notes will not be redeemable at the Company's option prior to December 15, 2002. Thereafter, the Senior Subordinated Discount Notes will be subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

                                     PERCENTAGE OF
                    YEAR           PRINCIPAL AMOUNT
                    ----           ----------------
            2002..................      105.437%
            2003..................      103.625%
            2004..................      101.812%
            2005 and thereafter...      100.000%

   Notwithstanding the foregoing, during the first 36 months after December 11, 1997, the Company may on any one or more occasions redeem up to 35% of the Accreted Value of Senior Subordinated Discount Notes originally issued under the Senior Subordinated Discount Note Indenture at redemption price of 110.875% of the Accreted Value, plus accrued and unpaid Liquidated Damages thereon, if any, to the redemption date, with the net cash proceeds of any Equity Offerings; provided that at least $50.0 million in aggregate Accreted Value of Senior Subordinated Discount Notes remain outstanding immediately after the occurrence of such redemption (excluding Senior Subordinated Discount Notes held by the Company and its Subsidiaries); and provided, further, that such redemption shall occur within 120 days of the date of the closing of any such Equity Offering.

   The Company made capital expenditures aggregating $29.1 million and $12.0 million during Fiscal 1997 and 1996, respectively. The increase in capital spending in Fiscal 1997 was primarily attributable to the Company's upgrade of its computer system. The Company has funded Fiscal 1997 capital expenditures with cash generated by operations. Management believes that annual capital expenditure limitations in the Senior Credit Agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At November 30, 1997, the Company had approximately $135.0 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $10.0 million. The Company's net weighted average borrowing cost was 9.0% for Fiscal 1997 and 1996.

FOREIGN OPERATIONS AND EXPORT SALES

   The company has three manufacturing facilities in Canada and one in Mexico which comprise all of the Company's foreign-owned manufacturing operations at November 30, 1997. The Company's licensee for Mexico agreed to terminate its license permitting Sealy to enter the market directly, and commence production in May 1996. The Company began marketing its Sealy brand in South Korea through local distributors during 1995 upon expiration of its Korean license agreement. In addition the Company has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel and Jamaica. Additional international test markets are currently operating in Spain and Brazil. The Company does not derive a material portion of its sales or revenues from its foreign-owned operations or from customers in any other foreign country.

NEW ACCOUNTING PRONOUNCEMENTS

   On November 20, 1997 the Emerging Issues Task Force (EITF) reached a final consensus that business process reengineering costs incurred in connection with an overall information technology transformation project should be expensed as incurred (EITF 97-13). The transition provisions require companies that had previously capitalized such business process reengineering costs to identify these costs and quantify the unamortized amounts remaining on the balance sheet as of the beginning of the quarter which includes November 20, 1997. These unamortized amounts are required to be written off as a cumulative effect of a change in accounting principle in such quarter. The Company has adopted EITF 97-13 resulting in a loss of $4.3 million, net of income tax benefit of $2.9 million, representing the cumulative write-off of previously capitalized costs as of August 31, 1997 primarily relating to the Company's new Business Systems project. All business process reengineering costs subsequent to August 31, 1997 have been expensed.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earning per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of basic and diluted earnings per share ("EPS"), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. Accordingly, EPS presented on the accompanying statements of income are calculated under the guidance of Opinion 15. Under SFAS No. 128, the basic and diluted EPS on net income for Fiscal 1997 would have been $0.39 and $0.38, respectively.

   In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", were issued. The Company plans to adopt these standards when required in Fiscal 1999.

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

YEAR 2000 ISSUE

   The Company believes that the new Business Systems, including appropriate software, being installed both alongside and as part of an upgrade of its existing computer system will address the dating system flaw inherent in most operating systems (the "Year 2000 Issue"). There can be no assurance, however, that the new Business Systems will be installed and fully operational at all locations and for all applications prior to the turn of the century, and management has therefore deemed it necessary to convert its current system to be Year 2000 compliant. The Company has conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January, 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the same release of such system.
The Company is in the preliminary stages of assessment of its vendors and customers status with respect to the Year 2000 Issue. The required code changes, testing and implementation necessary to address the Year 2000 Issue is projected to be completed by May, 1999, and is expected to cost approximately $4.0 million.

FORWARD LOOKING STATEMENTS

   This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that such expectations can be attained. Factors that could cause actual results to differ materially from the Company's expectations include: general business and economic conditions, competitive factors, raw materials pricing, and fluctuations in demand.

                     [THIS PAGE IS INTENTIALLY LEFT BLANK]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               Sealy Corporation

                       Consolidated Financial Statements

                     November 30, 1997 and December 1, 1996

                  (With Independent Auditors' Report Thereon)

                         Report of Independent Auditors
                         ------------------------------



The Board of Directors and Stockholders
Sealy Corporation:


We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries as of November 30, 1997 and December 1, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of November 30, 1997 and December 1, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1997 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP


Cleveland, Ohio
January 7, 1998

                               SEALY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)



                                                       November 30,  December 1,
                                                           1997         1996
                                                       ------------  -----------
ASSETS

Current assets:
   Cash and cash equivalents                               $  6,057     $ 16,619
   Accounts receivable, less allowance for doubtful
      accounts (1997 - $7,696; 1996 - $6,814)                93,918       77,179
   Inventories                                               46,007       33,992
   Net assets held for sale                                      --       35,492
   Prepaid expenses                                           7,935        2,587
   Prepaid Taxes                                             14,594        1,522
   Deferred income taxes                                         --        6,337
                                                           --------     --------
                                                            168,511      173,728
Property, plant and equipment - at cost:
   Land                                                       9,760       12,109
   Buildings and improvements                                53,890       53,741
   Machinery and equipment                                   86,248       82,664
   Construction in progress                                  19,705        7,549
                                                           --------     --------
                                                            169,603      156,063
   Less accumulated depreciation                             43,995       34,697
                                                           --------     --------
                                                            125,608      121,366
Other assets:
   Goodwill - net of accumulated amortization
      (1997 - $57,261; 1996 - $45,532)                      406,778      428,460
   Patents and other intangibles - net of accumulated
      amortization (1997 - $6,540; 1996 - $5,187)             4,491        5,844
   Debt issuance costs, net, and other assets                15,679       10,530
                                                           --------     --------
                                                            426,948      444,834



                                                           $721,067     $739,928
                                                           ========     ========




          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)



                                                   November 30,    December 1,
                                                       1997            1996
                                                  ---------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion - long-term obligations              $    ---      $ 18,620
   Accounts payable                                       49,676        35,797
   Accrued expenses:
      Customer incentives and advertising                 30,704        20,704
      Compensation                                        17,771        14,047
      Other                                               20,200        23,691
      Deferred income taxes                                1,936            --
                                                        --------      --------
                                                         120,287       112,859
                                                        --------      --------
Long-term obligations                                    330,000       269,507
Other noncurrent liabilities                              35,713        34,822
Deferred income taxes                                     30,001        29,746

Stockholders' equity:
   Preferred stock, $.01 par value; Authorized,
      10,000 shares; Issued, none                             --            --
   Class A common stock, $.01 par value;
      Authorized, 49,500 shares;
      Issued (1997- 29,932; 1996 - 29,409)                   299           294
   Class B common stock, $.01 par value;
      Authorized, 500 shares, Issued (1997 -
       11; 1996 - 11)                                         --            --
   Additional paid-in capital                            257,320       256,489
   Retained (deficit) earnings                           (50,614)       37,418
   Foreign currency translation adjustment                (1,939)       (1,207)
                                                        --------      --------
                                                         205,066       292,994
                                                        --------      --------
Commitment and contingencies                                  --            --
                                                        --------      --------
                                                        $721,067      $739,928
                                                        ========      ========



          See accompanying notes to consolidated financial statements.

                      (This page intentionally left blank)

                               SEALY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year Ended
                                   -------------------------------------------
                                     November 30,   December 1,   November 30,
                                         1997          1996          1995
                                   --------------   -----------  -------------
Net sales                                $804,834      $697,638       $653,942
                                         --------      --------       --------
Cost and expenses:
   Cost of goods sold                     455,905       397,259        362,416
   Selling, general and
    administrative
    (including provisions for bad
    debts of $4,528, $918 and $812,
    respectively)                         262,023       216,674        216,670
   Loss on net assets held for sale            --        11,762             --
   Stock based compensation                 1,635         4,779        (13,260)
   Amortization of intangibles             13,264        13,594         14,056
   Interest expense, net                   31,396        28,797         31,018
                                         --------      --------       --------
     Income before income taxes,
       extraordinary item, and
       cumulative effect of change in      40,611        24,773         43,042
       accounting principle

Income taxes                               22,509        25,279         23,572
                                         --------      --------       --------
     Income/(loss) before extraordinary
      item and cumulative effect of
      change in accounting principle       18,102          (506)        19,470

Extraordinary item - loss from early
      extinguishment of debt (net of
      income tax bnefit of $1,353)
      (Note 16)                             2,030            --             --

Cumulative effect of change in
      accounting principle (net of
      income tax benefit of $2,885)
      (Note 15)                             4,329            --             --
                                         --------      --------       --------
      Net income/(loss)                  $ 11,743      $   (506)      $ 19,470
                                         ========      ========       ========
Earnings/(loss) per common share:
   Before extraordinary item and
     cumulative effect of change
     in accounting principle             $   0.59      $  (0.02)      $   0.65
   Extraordinary item                       (0.07)           --             --
   Cumulative effect of change in
    accounting principle                    (0.14)           --             --
                                         --------      --------       --------
   Net earnings/(loss) per common share  $   0.38      $  (0.02)      $   0.65
                                         ========      ========       ========
Weighted average number of common
 shares and equivalents outstanding
 and equivalents outstanding during
 period                                    30,880        29,428         30,143



          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                      Class A                Class B                                       Foreign
                                  ---------------        ---------------      Additional      Retained     Currency
                                  Common    Stock        Common    Stock        Paid-in       Earnings    Translation
                                  Shares   Amount        Shares   Amount        Capital       (Deficit)    Adjustment     Total
                                  ------   ------        ------   ------      ----------      --------    -----------   ---------
November 30, 1994                 29,434    $ 294            --      $--        $269,229      $ 53,917        $(1,207)   $322,233
  Net income                          --       --            --       --              --        19,470             --      19,470
  Performance share plan              --       --            --       --         (13,260)           --             --     (13,260)
  Management stock award              10        1            --       --              --            --             --           1
  Valuation adjustment on
    common stock and warrants
    subject to repurchase             --       --            --       --           2,300            --             --       2,300
  Stock options exercised              7       --            --       --              67            --             --          67
  Warrants exercised                  --       --             9       --              --            --             --          --
  Foreign currency translation        --       --            --       --              --            --             70          70
                                  ------   ------        ------   ------      ----------      --------    -----------   ---------
November 30, 1995                 29,451      295             9       --         258,336        73,387         (1,137)    330,881
  Net loss                            --       --            --       --              --          (506)            --        (506)
  Performance share plan              --       --            --       --           4,510            --             --       4,510
  Management stock award              68       --            --       --             269            --             --         269
  Valuation adjustment on
    common stock and warrants
    subject to repurchase             --       --            --       --            (308)           --             --        (308)
  Warrants exercised                  --       --             2       --              --            --             --          --
  Repurchase of management stock    (110)      (1)           --       --              --            --             --          (1)
  Dividend                            --       --            --       --              --       (35,463)            --     (35,463)
  Withdrawals from performance
    share plan                        --       --            --       --          (3,498)           --             --      (3,498)
  Shares tendered under
    performance share plan            --       --            --       --          (2,820)           --             --      (2,820)
  Foreign currency translation        --       --            --       --              --            --            (70)        (70)
                                  ------   ------        ------   ------      ----------      --------    -----------    ---------
December 1, 1996                  29,409      294            11       --         256,489        37,418         (1,207)    292,994
  Net Income                          --       --            --       --              --        11,743             --      11,743
  Management stock award             285        3            --       --           1,299            --             --       1,302
  Performance share plan             233        2            --       --            (134)           --             --        (132)
  Exercised stock options              5       --            --       --              29            --             --          29
  Valuation adjustment on
    common stock and warrants
    subject to repurchase             --       --            --       --            (363)           --             --        (363)
  Dividend                            --       --            --       --              --       (99,775)            --     (99,775)
  Foreign currency translation        --       --            --       --              --            --           (732)       (732)
                                  ------   ------        ------   ------      ----------      --------    -----------   ----------
November 30, 1997                 29,932    $ 299            11      $--        $257,320      $(50,614)       $(1,939)   $205,066
                                  ======   ======        ======   ======      ==========      ========    ===========   ==========


          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Year Ended
                                                                    -----------------------------------------
                                                                     November 30,   December 1,   November 30,
                                                                       1997           1996          1995
                                                                    ------------   -----------   ------------
Cash flows from operating activities:
   Net income/(loss)                                                 $ 11,743      $   (506)      $ 19,470
   Adjustments to reconcile net income/(loss) to net cash
    provided by operating activities:
      Depreciation                                                     10,851        13,037         10,144
      Cumulative effect of change in accounting principle               7,214            --             --
      Extraordinary item - early extinguishment of debt                 3,383            --             --
      Loss on net assets held for sale                                     --        11,762             --
      Loss on disposal of assets                                        1,061           178            813
      Stock based compensation                                          1,165         4,779        (13,260)
      Deferred income taxes                                             8,528         5,781         11,974
      Amortization of:
          Intangibles                                                  13,264        13,594         14,056
          Debt issuance cost                                            1,841         2,683          3,136
      Other, net                                                       (4,449)          922         (1,502)
   Changes in operating assets and liabilities:
      Accounts receivable                                             (16,739)       (4,119)        (3,975)
      Inventories                                                     (12,015)       (5,543)         7,267
      Prepaid expenses                                                 (5,348)         (821)           952
      Prepaid taxes                                                    (3,119)       (1,522)            --
      Accounts payable/accrued
        expenses/other noncurrent liabilities                          24,669         4,192         14,252
                                                                    ---------      --------      ---------
          Net cash provided by operating activities                    42,049        44,417         63,327
                                                                    ---------      --------      ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                          (29,140)      (12,045)       (11,804)
   Proceeds from sale of subsidiary                                    35,000            --             --
   Proceeds from sale of property, plant and equipment                  5,561         1,089          7,468
                                                                    ---------      --------      ---------
          Net cash provided by (used in) investing activities          11,421       (10,956)        (4,336)
                                                                    ---------      --------      ---------
Cash flows from financing  activities:
   Repayment of long-term  obligations                                (63,127)      (23,727)       (62,952)
   Net borrowing from Revolving Credit Facility                       105,000        25,000             --
   Dividend                                                           (99,775)      (35,463)            --
   Debt issuance costs                                                 (6,130)           --             --
                                                                    ----------     --------      ---------
          Net cash used in financing activities                       (64,032)      (34,190)       (62,952)
                                                                    ---------      --------      ---------
Change in cash and cash equivalents                                   (10,562)         (729)        (3,961)
Cash and cash equivalents:
   Beginning of period                                                 16,619        17,348         21,309
                                                                    ---------      --------      ---------
   End of period                                                     $  6,057      $ 16,619       $ 17,348
                                                                    =========      ========      =========

Supplemental disclosures:
   Taxes paid, net                                                   $ 12,432      $ 14,334       $  9,405
   Interest paid, net                                                $ 29,523      $ 26,487       $ 28,670

Other non-cash activity:
   Goodwill reduction resulting from pre-acquisition
     net operating loss utilization                                  $  9,953            --             --

          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

   Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

   (a)  Business
        --------

        Sealy Corporation (the "Company" or the "Parent"), is engaged in the home furnishings business and manufactures, distributes and sells conventional bedding products including mattresses and foundations. Substantially all of the Company's trade accounts receivable are from retail businesses. The Company recognizes revenue upon shipment of goods to customers.

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

   (e)  Amortization of Intangibles
        ---------------------------

        Goodwill represents the excess of the purchase price paid over the fair value of net assets acquired and is amortized on a straight-line basis over a forty year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, would be measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

        Other intangibles include patents and trademarks which are amortized on the straight-line method over periods ranging from 5 to 20 years.

        The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective-interest method over the lives of the related debt.

   (f)  Earnings Per Common Share
        -------------------------

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

   (h)  Advertising Costs
        -----------------

        The Company expenses all advertising costs as incurred. Advertising expenses for the years ended November 30, 1997, December 1, 1996, and November 30, 1995 amounted to $97,314, $74,649 and $92,726, respectively.

   (i)  Use of Estimates
        ----------------

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

   (j)  Reclassification
        ----------------

        Certain reclassifications of previously reported financial information were made to conform to the 1997 presentation.

   (k)  Fiscal Year
        -----------

        Effective December 1, 1995, the Company changed its fiscal year end from November 30 to a 52- or 53-week year ending on the Sunday closest to November
30. Accordingly, the 1997 fiscal year ended on November 30, the 1996 fiscal year ended on December 1 and the 1995 fiscal year ended on November 30. All general references to years relate to fiscal years unless otherwise noted.

(2)  Inventories

     Inventories are valued at cost not in excess of market, using the first-in, first-out (FIFO) method. The major components of inventory as of November 30, 1997 and December 1, 1996 were as follows:

                                                1997     1996
                                              -------  -------
                                               (in thousands)
                           Raw materials      $26,251  $18,300
                           Work in process     12,594   11,624
                           Finished goods       7,162    4,068
                                              -------  -------
                                              $46,007  $33,992
                                              =======  =======

                               SEALY CORPORATION

(3)    Long-Term Obligations

       Long-term debt as of November 30, 1997 and December 1, 1996 consisted of the following:


                                                            1997      1996
                                                          --------  --------
                                                            (in thousands)
              $275,000,000 Second Restated
                Secured Credit Agreement-Revolving
                Credit Facility                           $130,000  $     --
              1994 Restated Credit Agreement:
                Revolving Credit Facility                       --    25,000
                Term Loan Facility                              --    63,052

              10 1/4% Senior Subordinated Notes            200,000   200,000
              Other                                             --        75
                                                          --------  --------
                                                           330,000   288,127

              Less current portion                              --    18,620
                                                          --------  --------
                                                          $330,000  $269,507
                                                          ========  ========

   On May 27, 1994, the Company entered into a restated secured credit agreement (the "1994 Credit Agreement") with a majority of its then current group of senior lenders (the "Senior Lenders"), which modified the terms of the 1993 Credit Agreement by reducing the amounts under its existing term loan facilities thereunder from an aggregate of $250 million to a single facility of $150 million (the "Term Loan Facility") and by increasing the amount available under its existing revolving credit facility thereunder from $75 million to $125 million (the "Revolving Credit Facility"). The Revolving Credit Facility provided sublimits for a $30 million discretionary letter of credit facility ("Letters of Credit") and a discretionary swing loan facility of up to $5 million.

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



                                               Remaining
                                  Commitment   Revolver
             Reduction Date       Reduction    Commitment
             --------------       -----------  ------------
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

                               SEALY CORPORATION

   Base rate loans and Eurodollar rate loans are based on a pricing grid which provides for an interest rate plus a margin. The margin is adjustable on the Company's total senior debt to adjusted EBITDA ratio. For the first six months of the 1997 Credit Agreement, the margin on the Eurodollar rate borrowing was 1.25%. In September, 1997, the margin decreased to 1.0% and remained as such through November 30, 1997. The initial commitment fee, which is also subject to a pricing grid, was 0.375% during the first six months of the 1997 Credit Agreement. In September 1997, the commitment fee decreased to 0.3% and remained as such through November 30, 1997.

   During the twelve months ended November 30, 1997, the maximum amount outstanding under the Revolving Credit Facility, excluding Letters of Credit, was $160 million. At November 30, 1997, the Company had approximately $135 million available under the Revolving Credit Facility, with Letters of Credit issued totaling approximately $10 million. The Company's net weighted average borrowing cost was 9.0% for fiscal 1997 and 1996.

   All obligations of the Company under the 1997 Credit Agreement are jointly and severally guaranteed by each direct and indirect domestic subsidiary of the Company and secured by the first priority liens on and security interests in substantially all of the assets of the Company and its domestic subsidiaries and by first priority pledges of substantially all of the capital stock of most of the subsidiaries of the Company; however, such security is subject to release upon the Company attaining specified senior unsecured (either actual or implied) credit ratings. The Company also is subject to certain affirmative and negative covenants under both the 1997 Credit Agreement and the Indenture relating to its 10 1/4% Senior Subordinated Notes due 2003, including requirements and restrictions with respect to capital expenditures, dividends, maximum leverage and other financial ratios.

   The 10 1/4% (formerly 9 1/2%) Senior Subordinated Notes (the "Parent Notes") sold pursuant to a public offering on May 7, 1993 mature on May 1, 2003 with interest payable semiannually in cash on May 1 and November 1 of each year. The Notes may be redeemed at the option of the Company on or after May 1, 1998, under the conditions and at the redemption prices as specified in the note indenture, dated as of May 7, 1993, under which the Parent Notes were issued (the "Parent Note Indenture"). The Parent Notes are subordinated to all existing and future Senior Debt of the Company as defined in the Parent Note Indenture.

   Pursuant to a Solicitation of Consents dated as of January 24, 1997, as subsequently amended (the "Consent Solicitation"), the Company solicited consents from the record holders (the "Registered Holders") of its Parent Notes to certain amendments, consents and waivers under the Indenture (the "Indenture"), dated as of May 7, 1993, between the Company and Mellon Bank, F.S.B., as successor trustee (the "Trustee"), under which the Notes were issued. Following receipt of the requisite consents of the Registered Holders, on February 21, 1997, the Company and the Trustee executed a Supplemental Indenture incorporating the amendments to the Indenture. The Supplemental Indenture provided for (i) an increase in the interest rate on the Notes to 10 1/4%, (ii) provision to allow for the payment of a special dividend of up to One Hundred Million Dollars ($100,000,000) (the "Dividend") to qualifying equity security holders of the Company, (iii) an increase in the redemption premiums paid to Registered Holders in the event the Notes are repurchased by the Company, and
(iv) the corresponding waiver of Section 4.05 of the Indenture, such that the Dividend will not constitute a "Restricted Payment" (as defined in the Indenture). The Company paid an aggregate of Four Million Dollars ($4,000,000) on a pro rata basis to those Registered Holders that had timely consented.

   In December, 1997, the Company completed a Recapitalization which included the tendering of Parent Notes and repayment of Parent indebtedness under the 1997 Credit Agreement. See Note 16, Subsequent Events.

                               SEALY CORPORATION

(4)  Lease Commitments

     The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at November 30, 1997.

                                  Commitments Under
                                 -------------------
                                            Sublease
                                 Operating   Rental
             Fiscal Year          Leases     Income
             -----------         ---------  --------
                                    (in thousands)
                1998             $ 8,028      $102
                1999               6,357         -
                2000               5,663         -
                2001               4,349         -
                2002               3,830
             Later years          10,264         -
                                 -------      ----
                                 $38,491      $102
                                 =======      ====

     Rental expense charged to operations is as follows:

                                       Year           Year          Year
                                       Ended         Ended          Ended
                                   Nov. 30, 1997  Dec. 1, 1996  Nov. 30, 1995
                                   -------------  ------------  -------------
                                                 (in thousands)
     Minimum rentals                     $ 9,153       $ 9,096         $9,084
     Contingent rentals (based
        upon delivery equipment
        mileage)                           1,361         1,067            809
                                         -------       -------         ------
                                         $10,514       $10,163         $9,893
                                         =======       =======         ======

     The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2015. Most of the operating leases provide for increased rent through increases in general price levels.

(5)  Stock Option and Restricted Stock Plans

     The Company adopted the 1989 Stock Option Plan ("1989 Plan") in 1989, the 1992 Stock Option Plan ("1992 Plan") in 1992 and the 1997 Stock Option Plan ("1997 Plan") in 1996 and reserved 100,000 shares, 600,000 shares and 2,400,000 shares, respectively, of Class A Common Stock of the Company (the "Shares") for future issuance. Options under the 1989 Plan, the 1992 Plan and the 1997 Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code.

     Prior to fiscal year 1995, the Company issued options under the 1989 Plan totaling 3,300 Shares (net of subsequent forfeitures), all of which are exercisable on or after November 30, 1994. Any unexercised options terminate on the tenth anniversary of the date of grant or earlier, in connection with termination of employment.

                               SEALY CORPORATION

The options outstanding (net of forfeitures) and the related exercise price for all 1989 Plan options as of November 30, 1997 adjusted for the dividends paid on May 17, 1997 and February 28, 1997 were 4,862 Shares and $34.02. No 1989 Plan options have been exercised since the date of grant.

   Outstanding options (net of subsequent forfeitures) and the related exercise prices adjusted for the dividends paid in May 17, 1997 and February 28, 1997 under the 1992 Plan are as follows: 63,158 granted in June, 1992 with an exercise price of $5.12 per Share; 67,584 granted in June, 1993 with an exercise price of $6.16 per Share; 77,175 granted in June, 1994 with an exercise price of $9.17 per Share; 105,105 granted in June, 1995 with an exercise price of $10.85 per Share and 130,830 granted in June, 1996 with an exercise price of $7.23 per Share. The 1992 Plan options are exercisable 25% upon grant and 25% per year thereafter. The exercise price is equal to the estimated fair value of the Company's stock at the date of grant. 1992 Plan options totaling 11,958 shares were exercised during the three years ended November 30, 1997. At November 30, 1997, options for 351,833 Shares issued under the 1992 Plan are exercisable.

   During Fiscal 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994 and June 27, 1995. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4%, which became the fixed exercise price for all such options. Options issued thereafter, if any, will be exercisable over their term at the fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 50,000 Shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per Share. The 1993 Plan was amended on June 27, 1995 to provide for the grant of an additional option to purchase 5,000 Shares to each eligible director and thereafter providing for the automatic annual grant of an option to each eligible director to purchase an additional 5,000 Shares at fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 5,000 Shares to each eligible director in fiscal 1995, 1996 and 1997 with a fixed exercise price of $15.95, $10.63 and $9.60 per Share, respectively. The options outstanding (net of forfeitures) and their related strike prices at November 30, 1997 adjusted for the dividends paid on May 17, 1996 and February 28, 1997 are 60,780 Shares at $6.21, 30,384
Shares at $10.52, 26,872 Shares at $7.01, and 20,000 Shares at $9.60 for the 1993, 1995, 1996 and 1997 grants, respectively. As of November 30, 1997 no options under the 1993 Plan have been exercised.

   In 1996, pursuant to an employment agreement with the Company's CEO, the Company granted him an aggregate of 67,635 shares of restricted stock with a fair value of $637,800 at date of grant. The restricted stock was to vest at a rate of approximately 25% at each anniversary date of the grant. The Company also awarded a grant of ten-year stock options to acquire up to an aggregate of 587,342 Shares at an exercise price of $7.23 per Share (representing fair market value at the time of grant) adjusted for the dividends paid on May 17, 1997 and February 28, 1997. The stock options were to vest at a rate of 25% at each anniversary date of the grant. On May 31, 1997 the Human Resources Committee, under the 1997 Plan, granted the CEO a ten-year stock option to acquire up to 75,000 Shares at an exercise price of $9.60 per Share (representing fair market value of the time of grant).

   In May 1997, the Company granted ten-year stock options to acquire 921,400 shares at an exercise price of $9.60 per share (representing fair market value at the time of grant). The options vest 50% on the third anniversary date of the grant and 50% on the fourth anniversary date of the grant. Outstanding options (net of forfeitures) at November 30, 1997 were 910,200.

   As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and makes no charges against capital with respect to options granted. SFAS No. 123 does however require the disclosure of pro forma information regarding Net income and Earnings per share determined as if the Company had accounted for its stock options under the fair value method. For purposes of this pro forma disclosure the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                               1997      1996
--------------------------------------------------------------------------------
Net income (loss)              As reported                  $11,743   $  (506)
                               Pro forma                    $10,814   $  (892)

Net Earnings (loss) per share: As reported                  $  0.38   $ (0.02)
                               Pro forma                    $  0.35   $ (0.03)
--------------------------------------------------------------------------------

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to Fiscal 1996 and all related Plans were terminated effective December 18, 1997, the above pro forma effect may not be representative of that to be expected in future years.

   The fair value for all options granted in Fiscal 1997 and 1996 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: the expected life for all options is seven years; the expected dividend yield for all stock is zero percent and the expected volatility of all stock is zero percent. Adjustments were made to the then outstanding options and related stock prices as a result of the dividends paid on May 17, 1996 and February 28, 1997. Such adjustments were treated as modifications of outstanding awards in accordance with SFAS No. 123. The risk free interest rates utilized for the grants made during Fiscal 1997 and 1996 and for the May 1996 and February 1997 modifications of all then outstanding grants are as follows:


                                             Risk Free Interest Rate
                                 --------------------------------------------
                                 Original    Modification   Modification
Option Grant Date                 Grant        May 1996     February 1997
-----------------                --------    ------------   -------------
1989 Plan:
  December 1989                      -               -           5.15%

1992 Plan:
  June 1992                          -               -           6.06%
  June 1993                          -               -           6.22%
  June 1994                          -               -           6.31%
  June 1995                          -               -           6.38%
  June 1996                       6.77%              -           6.46%

1993 Plan:
  March 1993                         -            6.26%          6.46%
  June 1995                          -            6.51%          6.46%
  June 1996                       6.77%              -           6.46%
  May 1997                        6.64%              -              -

CEO Award:
  March 1996                      5.82%              -           6.46%

1997 Plan:
  June 1997                       6.64%              -              -

   A summary of the status and changes of shares subject to options and the related average price per share is as follows:

                                           Shares Subject       Average Option
                                             to Options         Price Per Share
                                           ==============       ===============
Outstanding November 30, 1995                  346,450               $12.41
                                           --------------       ---------------
   Granted                                     531,500               $10.58
   Adjustment                                    7,622                  -
   Canceled                                    (37,500)               11.66
                                           --------------       ---------------
Outstanding December 1, 1996                   848,072                11.19
                                           --------------       ---------------
   Granted                                     941,400                 9.40
   Adjustment                                  341,478                  -
   Exercised                                    (4,958)                5.82
   Canceled                                    (41,700)               10.81
                                           --------------       ---------------
Outstanding November 30, 1997                2,084,292               $ 8.52
                                           --------------       ---------------

   Options exercisable and shares available for future grant at Fiscal Year End:

                                               1997        1996        1995
--------------------------------------------------------------------------------
Options exercisable                         641,895     312,447     225,450
Weighted-average option price per
   share of options exercisable               $7.91      $11.29      $11.39
Weighted-average fair value of
   options granted during the year            $9.60      $10.63      $15.95
Shares available to grant                 1,741,086     339,550     413,550
--------------------------------------------------------------------------------

   The ranges of exercise prices and the remaining contractual life of options as of November 30, 1997 were:

-------------------------------------------------------------------------------
Range of exercise prices               $5.12 to $10.85                $34.02
-------------------------------------------------------------------------------
Options outstanding:
   Outstanding as of November 30, 1997    2,079,430                    4,862
   Weighted-average remaining
     contractual life                      8.4 Yrs.                 2.0 Yrs.
   Weighted-average exercise price            $8.44                   $34.02

Options exercisable:
   Outstanding as of November 30, 1997      637,033                    4,862
   Weighted-average remaining
     contractual life                      7.0 Yrs.                 2.0 Yrs.
   Weighted-average exercise price            $7.66                   $34.02


   In 1996, the Company adopted the 1996 Transitional Restricted Stock Plan (the "1996 Transitional Plan") effective December 1, 1996 which terminates on January 3, 2000, and no grants shall thereafter be awarded under the Plan. All grants awarded under the Plan prior to such date shall remain in effect until they have been exercised or terminated in accordance with the terms and provisions of the Plan. On January 6, 1997, 281,400 Shares, which vest on January 3, 2000, were granted under the Plan with a fair value of $3,632,874 at date of grant. The Plan provides for partial vesting at a rate of 50% if a grantee incurs a "termination" (as defined in the Plan) from January 3, 1999 to January 2, 2000. During Fiscal 1997, 35,800 Shares were forfeited and 39,700 additional Shares were issued resulting in Shares outstanding at November 30, 1997 of 285,300.

   As a result of the Recapitalization (see Note 16) effective on December 18, 1997, the Human Resources Committee of the Company's Board of Directors removed all restrictions on the then outstanding restricted

                               SEALY CORPORATION
stock issued under the 1996 Transitional Plan and those shares were paid out as a result of the Recapitalization at the Recapitalization share price of $14.3027. As of December 18, 1997, the Human Resources Committee accelerated vesting of the Company issued and then outstanding stock options under the 1989 Plan, 1992 Plan, 1993 Plan and 1997 Plan (collectively the "Terminated Stock Option Plans"); terminated the Terminated Stock Option Plans; and paid each holder of options under the Terminated Stock Option Plans reasonable compensation for such terminations which compensation was equal to the spread between the Merger share price of $14.3027 and the respective per share exercise price for the terminated stock options. Prior to December 18, 1997 certain members of senior management were offered and elected to cancel their options under the Terminated Stock Option Plans and their restricted stock under the 1996 Transitional Plan. Those senior executives received nonqualified stock options which were subsequently cancelled and exchanged on December 18, 1997 for ten-year stock options to acquire 145,516 shares of the Company's post-Recapitalization Class L Common Stock at an exercise price of $10.125 per share and ten-year stock options to acquire 1,309,644 shares of the Company's post-Recapitalization Class A Common Stock at an exercise price of $0.125 per share. See Note 16 for description of new Class A and Class L Common shares. These options were fully vested at the time of grant and the exercise price was set at 25% of fair market value at the time of grant.

(6)  Income Taxes

     The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense attributable to income from continuing operations consists of:

                                           Year            Year           Year
                                           Ended           Ended           Ended
                                       Nov. 30, 1997  Dec. 1, 1996   Nov. 30, 1995
                                       -------------  --------------  -------------
                                                      (in thousands)
     Current:
        Federal                              $10,679        $15,494         $ 6,384
        State and local                        2,616          1,196           1,404
        Canada, Commonwealth
          of Puerto Rico and Mexico            4,016          2,808           3,810
                                             -------        -------         -------
                                              17,311         19,498          11,598
     Deferred                                  5,198          5,781          11,974
                                             -------        -------         -------
     Income tax expense                      $22,509        $25,279         $23,572
                                             =======        =======         =======

   Income before income taxes from Canadian operations amounted to $8,643, $7,042 and $7,247, for the years ended November 30, 1997, December 1, 1996 and November 30, 1995.

   The differences between the effective tax rate and the statutory U.S. Federal income tax rate are explained as follows:

                                          Year           Year            Year
                                         Ended           Ended          Ended
                                     Nov. 30, 1997   Dec. 1, 1996   Nov. 30, 1995
                                     -------------   ------------   -------------
     Income tax expense  (benefit)
       computed at statutory U.S.
       Federal income tax rate             35.0%          35.0%           35.0%
     State and local income taxes,
       net of Federal tax benefit           6.2            6.1             4.5
     Permanent differences resulting
       from purchase accounting             9.4           16.1             9.6
     Foreign tax rate differential
       and effects of foreign
       earnings repatriation                3.5            6.5             5.4
     Sale of subsidiary                     1.8           37.3              --
     Other items, net                      (0.5)           1.0             0.3
                                           ----          -----            ----
                                           55.4%         102.0%           54.8%
                                           ====          =====            ====

   At November 30, 1997 and December 1, 1996, the total deferred tax assets and deferred tax liabilities were $15,571 and $19,265, $47,508 and $42,674, respectively. The significant components of the deferred tax assets were accrued salaries and benefits of $7,669 and $7,447, respectively and net operating loss carryforwards of $3,577 in Fiscal 1996, and the deferred tax liabilities relating to property, plant and equipment were $21,445 and $23,601 and intangible assets of $12,262 and $13,204, respectively.

                               SEALY CORPORATION

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

   During 1997, goodwill was reduced by $9,953 for the utilization of previously unrecognized pre-acquisition net operating loss carryforwards.

(7)  Retirement Plans

     Substantially all employees are covered by profit sharing plans, where specific amounts are set aside in trust for retirement benefits. The total profit sharing expense was $5.9 million, $5.0 million, and $5.4 million for the years ended November 30, 1997, December 1, 1996, and November 30, 1995, respectively.


(8)  Warrants

     Series A and Series B Warrants
     ------------------------------

     Series A and Series B Warrants (collectively, "Restructure Warrants") were issued under a Warrant Agreement (the "Agreement") dated as of November 6, 1991 between the Company and its subsidiary, Sealy, Inc., as warrant agent. The Restructure Warrants, when exercised, entitled the Holder thereof to receive one Share in exchange for the exercise price per Share for Series A warrants and Series B warrants, subject to adjustment under certain circumstances. As of November 30, 1997, the Series A and Series B Warrants were exercisable into 4,337,959 and 1,686,446 Shares, respectively.

     Under the Agreement, adjustments are to be made to the exercise ratio and exercise price of the Restructure Warrants in the event the Company issues shares of its capital stock at less than Current Market Value (including under employee benefit plans). The Company has issued shares under its Performance Share Plan, 1996 Transitional Plan and certain employee issuances, triggering the anti-dilution adjustments, and these adjustments have been made pursuant to the Warrant Agreement. The Series A and Series B Warrants conversion ratio and exercise price at November 30, 1997 were 1.0207 and $15.6751 per share and
1.0207 and $22.0431 per share, respectively and at December 1, 1996 were 1.0115 and $15.8182 per share and 1.0115 and $22.2444 per share, respectively,

     The Restructure Warrants were exercisable at any time and from time to time on or prior to November 6, 2001 ("Expiration Date"). The Restructure Warrants may terminate and become void prior to the Expiration Date in the event that such warrants are redeemed by the Company pursuant to its right to redeem the Restructure Warrants on any date after November 6, 1996 at a redemption price per Share as defined in the Warrant Agreement. On October 27, 1997, the Company's Board of Directors, in connection with the Recapitalization (see Note
16), authorized such a redemption effective February 3, 1998 (the "Redemption Date") of all outstanding Restructure Warrants. In accordance with criteria set forth in the Warrant Agreement and as defined in the Warrant Agreement, two independent financial firms performed a valuation effective December 2, 1997 and established a redemption price. The redemption price was $0.9411 for each Series A Warrant and $0.3777 for each Series B Warrant. Holders were given the option to exercise their Restructure Warrants prior to the redemption date, surrender their certificates representing their Restructure Warrants and receive the redemption price within five business days of the surrender, or receive the redemption price within five business days of the Redemption Date.

                               SEALY CORPORATION

   Merger Warrants
   ---------------

   Merger Warrants were issued under a Warrant Agreement ("Warrant Agreement") dated as of August 1, 1989 between the Company and KeyCorp Shareholder Services, Inc., as successor warrant agent. Each Merger Warrant, when exercised, will entitle the holder thereof to receive one fiftieth of one share of Class B Common Stock ("Warrant Shares") of the Company (50 to 1 ratio) in exchange for the exercise price of $.01 per share, subject to adjustment under certain circumstances. The Company has issued shares under its Performance Share Plan, 1996 Transitional Restricted Stock Plan and certain employee issuances, triggering the anti-dilution adjustment provision, and these adjustments have been made pursuant to the Warrant Agreement resulting in a revised conversion ratio of 48.64 to 1 on December 1, 1996 and 47.98 to 1 on November 30, 1997.

   The Merger Warrants became exercisable subsequent to August 9, 1995. As a result of exercised Merger Warrants, 607 and 2,085 shares of Class B Common Stock were issued in Fiscal 1997 and 1996, respectively.

   The Company is required to offer to repurchase the Merger Warrants and Warrant Shares upon the removal of any limitations to repurchase or upon the occurrence of certain other events. Merger Warrants and Warrant Shares are, therefore, not considered to be a part of the Company's stockholders' equity but, are included in other noncurrent liabilities in the accompanying consolidated balance sheets. Authorized Merger Warrants at November 30, 1997 and December 1, 1996 are exercisable into an aggregate of 203,751 and 207,747 shares of Class B Common Stock, respectively.

   As a result of the Recapitalization (see Note 16) effective on December 18, 1997, Merger Warrant holders upon exercise of their Merger Warrants at a conversion rate of 47.98 to 1 are entitled only to receive a cash payment of $14.2927 which is the spread between the Recapitalization share price of $14.3027 and the Merger Warrant exercise price of $0.01. As a result of the Recapitalization, Warrants not exercised prior to such Recapitalization can no longer be converted to Class B shares and upon subsequent exercise will receive the same amount in cash without interest. As of December 17, 1997, the Company forwarded to a third party paying agent the amount necessary to fund the future cash requirements with respect to remaining then outstanding Merger Warrants and Class B Common Stock.

(9)  Common Stock

     Prior to the Merger, holders of Class A Common Stock were entitled to one vote per share on all matters submitted to a vote of stockholders while the holders of Class B Common Stock were entitled to one-half vote per share. Except with respect to voting rights, the terms of the Class A Common Stock and the Class B Common Stock were identical. Shares of Class B Common Stock, under certain circumstances, were convertible into shares of Class A Common Stock. In connection with the Recapitalization (see Note 16), new Class A, B, L and M Common Shares were issued.

(10) Performance Share Plan

     Effective April 1, 1992, the Company adopted a Performance Share Plan ("Plan") for certain employees of the Company. Under the Plan, the Board of Directors may approve the issuance of up to 3.0 million performance share units each representing the right to receive up to one Share if the Company meets specified cumulative operating cash flow targets over the five-year period ending December 1, 1996. During fiscal 1996, two participants withdrew from the Plan resulting in an adjustment to additional paid-in capital. As of December 1, 1996, the conclusion of the Plan, 451,740 Shares were awarded under the Plan of which 207,549 Shares were tendered to the Company by Plan participants to cover their estimated tax liability, resulting in the issuance of 244,191 Shares in January 1997.

     The Plan is a variable stock compensation plan pursuant to which the fair value of Shares issuable under the Plan will be recorded as compensation expense over the Plan's five-year term ending December 1, 1996. In addition to the annual amount of compensation expense under the Plan, such amount will be adjusted to give

                               SEALY CORPORATION
cumulative effect to any change in the amount of non-cash compensation expense previously recorded in prior reporting periods, resulting from subsequent increases or decreases in the fair value of the Shares or the number of performance share units outstanding since such reporting period and to any change in management's estimate of its ability to achieve the cumulative operating cash flow targets as defined in the Plan. Performance Share Plan expense for the year ended December 1, 1996 amounted to $4.5 million. The Company recorded a $13.3 million credit to non-cash compensation expense under the Plan for the year ended November 30, 1995.

(11) Summary of Interim Financial Information (Unaudited)


                                                              Earnings
                                                    Net          per
                                       Gross      Income/      Common
                       Net Sales      Profit       (Loss)       Share
                      ------------  -----------  ----------  -----------
                       (dollars in thousands, except per share amounts)
    1997:
      First quarter       $168,904    $ 72,890    $  1,158      $ 0.04
      Second quarter       180,625      80,951       3,282        0.11
      Third quarter        229,919     101,864       7,917        0.26
      Fourth quarter       225,386      93,224        (614)      (0.02)
    1996:
      First quarter       $159,475    $ 69,583    $  2,854      $ 0.09
      Second quarter       165,177      68,935       2,909        0.10
      Third quarter        192,546      84,434       7,083        0.24
      Fourth quarter       180,440      77,427     (13,352)      (0.45)

     During the first and fourth quarters of Fiscal 1997, the Company recorded an after-tax loss of $2.0 million ($0.07 per share), from early extinguishment of debt in connection with the Refinancing, and $4.3 million ($0.14 per share), from write-offs in connection with EITF 97-13 (see Note 15), respectively. During the fourth quarter of Fiscal 1996, the Company recorded an after-tax loss on pending sale of subsidiary of $17.6 million and a noncash charge of $3.2 million in connection with the Company's Performance Share Plan.

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

     The DEP previously approved both the Company's soil remediation plans and its initial groundwater remediation plans. Further investigation in 1996 revealed certain additional areas of soil contamination resulting from activities at the South Brunswick facility prior to the Company's acquisition of the site. In 1997, the Company with DEP approval completed essentially all soil remediation and conducted a pilot test for a Company-proposed revision to the groundwater remediation program.

                               SEALY CORPORATION

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

   In January 1997, the Company filed a claim in the U.S. District Court of New Jersey against former insurance companies for the Company under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. A parallel case seeking a judgement of non-liability was filed by some (but not all) of these insurance companies in the U.S. District Court for the Northern District of Ohio. The Company is awaiting a ruling by the District Courts involved.

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

   On May 22, 1997, the Company filed in the United States District Court for the Northern District of Illinois a motion to terminate certain antitrust final judgments ("the Judgments") entered on December 30, 1964 and December 26, 1967. These Judgements, among other things, prohibited the Company from suggesting resale prices to its dealers. During the pendency of the Company's motion to terminate the Judgments, and based upon allegations received by the Department of Justice ("the Department") concerning a possible resale price maintenance agreement with a Stearns & Foster dealer, the Department, on September 8, 1997, issued to the Company a Civil Investigative Demand seeking documents relating to, among other things, communications between the Company and dealers concerning the retail price of mattresses. In response to the Civil Investigative Demand, the Company produced certain documents and the deposition of a Company executive was taken. Immediately following such document production and deposition, the Department consented to the termination of the Judgments and an order terminating the Judgments was entered by the Court on September 19, 1997. After the Court terminated the Judgments, the Department notified the Company on September 29, 1997 that it was limiting the Civil Investigative Demand to certain narrow specifications. In October 1997, the Company produced additional documents in response to the Civil Investigative Demand. On November 24, 1997 the Company received a request from the Department for clarification and additional information. The Company has responded to that request.

(13) Financial Instruments

     Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Term Loan Facility and Revolving Credit Facility approximate fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the 10 1/4% Senior Subordinated Notes, based on a quoted market price, was $215 million and $201 million at November 30, 1997 and December 1, 1996, respectively.

(14) Disposition

     On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture produced cash proceeds of $35.0 million and resulted in a book loss of $17.6 million. The loss on sale of this subsidiary includes income tax expense of $5.8 million arising from the tax gain on the

                               SEALY CORPORATION
transaction, as well as transaction costs related to the sale. A summary of the net assets held for sale at December 1, 1996 is as follows (amounts in thousands):

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
                                                      ========

(15) New Accounting Pronouncements

     On November 20, 1997 the Emerging Issues Task Force (EITF) reached a final consensus that business process reengineering costs incurred in connection with an overall information technology transformation project should be expensed as incurred (EITF 97-13). The transition provisions require companies that had previously capitalized such business process reengineering costs to identify these costs and quantify the unamortized amounts remaining on the balance sheet as of the beginning of the quarter which includes November 20, 1997. These unamortized amounts are required to be written off as a cumulative effect of a change in accounting principle in such quarter. The Company has adopted EITF 97-13 resulting in a loss of $4.3 million, net of income tax benefit of $2.9 million, representing the cumulative write-off of previously capitalized costs as of August 31, 1997 primarily relating to the Company's new Business Systems project. All business process reengineering costs subsequent to August 31, 1997 have been expensed.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earning per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share ("Opinion No. 15"), and requires the calculation and dual presentation of basic and diluted earnings per share ("EPS"), replacing the measures of primary and fully-diluted EPS as reported under Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. Accordingly, EPS presented on the accompanying statements of income are calculated under the guidance of Opinion 15. Under SFAS No. 128, the basic and diluted EPS on net income for fiscal 1997 would have been $0.39 and $0.38, respectively.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", were issued. The Company plans to adopt these standards when required in fiscal 1999.


(16) Subsequent Events

     On October 30, 1997, Parent entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chilmark Fund, L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of Parent (the "Existing Common Stock"). Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into Parent with Parent being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (84.8% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash

                               SEALY CORPORATION
equal to $419.4 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into voting preferred stock and then reconverted into $25.0 million in aggregate principal amount of junior subordinated notes of the Company and a retained voting common stock interest in the Company of approximately 15.2%. Concurrent with the Recapitalization, the Company refinanced existing indebtedness (the "Refinancing") by Sealy Mattress Company (the "Issuer"), a wholly owned subsidiary of the Parent, entering into and borrowing $460 million under the Senior Credit Agreements and by issuing $125 million of Senior Subordinated Notes and $128 million of Senior Subordinated Discount Notes.

   After the Recapitalization, the issued and outstanding capital stock of the Company will consist of Class A common stock, par value $0.01 per share ("Class A Common"), Class B common stock, par value $0.01 per share ("Class B Common"), Class L common stock, par value $0.01 per share ("Class L Common"), and Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The Class L Common and the Class M Common are senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

   Upon the consummation of the Recapitalization, Parent and certain of its stockholders, including the Bain Funds, Harvard Private Capital, Inc. ("Harvard"), Sealy Investors 1, LLC, Sealy Investors 2, LLC, Sealy Investors 3, LLC (the "LLCs") and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement (i) required that each of the parties thereto vote all of its voting securities of Parent and take all other necessary or desirable actions to cause the size of the Board of Directors of Parent to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) granted Parent and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of Parent held by Zell, Harvard or the LLCs; (iii) granted Harvard a right of first offer on any proposed transfer of shares of capital stock of Parent held by the Bain Funds; (iv) granted tag-along rights on certain transfers of shares of capital stock of Parent; (v) required the Stockholders to consent to a sale of Parent to an independent third party if such sale is approved by holders constituting a majority of the then outstanding shares of voting common stock of Parent; and (vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of Parent until the tenth anniversary of the date of the consummation of the Recapitalization. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an initial Public Offering or an Approved Sale (as each is defined in the Stockholders Agreement).

   Immediately prior to the closing of the Recapitalization (the "Closing"), Parent contributed (the "Capital Contribution") all of the issued and outstanding capital stock of Sealy, Inc., an Ohio corporation, The Stearns & Foster Bedding Company, a Delaware corporation, Advanced Sleep Products, a California corporation, Sealy Components-Pads, Inc., a Delaware corporation, and Sealy Mattress Company of San Diego, a California corporation, to the capital of the Issuer. Immediately after the Capital Contribution, the Issuer became the only direct subsidiary of Parent and owns 100% of the operations of Parent. At the Closing, Sandman was merged with and into Parent with Parent the surviving corporation.

   On November 18, 1997 Parent commenced an offer (the "Tender Offer") to purchase for cash up to all (but not less than a majority in principal amount outstanding) of its 10 1/4% Senior Subordinated Notes due 2003 (the "Parent Notes") and a related solicitation (the "Consent Solicitation") of consents to modify certain terms of the Indenture under which the Parent Notes were issued (the "Parent Note Indenture"). The purchase price to be paid in respect to validly tendered Parent Notes and related consents were determined by a formula set forth in the offer to purchase with respect to the Tender Offer. The Offerings were conditioned upon the consummation of the Tender Offer for, and the obtaining of consents with respect to, at least a majority in aggregate principal amount of the Parent Notes outstanding. Parent's obligation to accept for purchase and to pay for the Parent Notes validly tendered pursuant to the Tender Offer was conditioned upon, among other things, consummation of the other elements of the Recapitalization.

   The Company's 1997 Credit Agreement was terminated in connection with the Recapitalization. The 1997 Credit Agreement provided for a $275.0 million reducing revolving credit facility and a discretionary swing loan facility of up to $20.0 million. Upon consummation of the Transactions, the Issuer entered into the AXELs credit agreement (the "Senior AXELs Credit Agreement") and a credit agreement providing for Tranche A Term Loans and revolving borrowings (the "Senior Revolving Credit Agreement" and, together with the Senior AXELs Credit Agreement, the "Senior Credit Agreements"). The Senior Credit Agreements provided for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the

                               SEALY CORPORATION
proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Transactions. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and will bear interest at a floating rate. See Note 17 for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements will require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contains covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

   Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially (subject to reduction based on attainment of certain leverage ratio levels) bears interest at a rate based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by Morgan Guaranty Trust Company of New York from time to time, as its base rate and (y) the Federal funds effective rate from time to time plus 0.50%) plus 1.25% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 1.50% in respect of the AXELs Series B, 1.75% in respect of the AXELs Series C and 2.00% in respect of the AXELs Series D, or
(ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two three or six months (or, subject to general availability, two weeks or twelve months), in each case plus 2.25% in respect of Tranche A Term Loans and Revolving Loans, 2.50% in respect of AXELs Series B, 2.75% in respect of AXELs Series C and 3.00% in respect to AXELs Series D.

   The Tranche A Term Loans mature in December 2002. The AXELs Series B mature in December 2004. The AXELs Series C mature in December 2005. The AXELs Series D mature in December 2006. The Tranche A Term Loans are subject to quarterly amortization payments commencing in December 1999, the AXELs Series B, the AXELs Series C and the AXELs Series D are subject to quarterly amortization payments commencing in December 1998 with the AXELs Series B amortizing in nominal amounts until the maturity of the Tranche A Term Loans, the AXELs Series C amortizing in nominal amounts until the maturity of the AXELs Series B and the AXELs Series D amortizing in nominal amounts until the maturity of the AXELs Series C. The Revolving Credit Facility matures in December 2002. In addition, the Senior Credit Agreements provide for mandatory repayments, subject to certain exceptions, of the Term Loans, and reductions in the Revolving Credit Facility, based on the net proceeds of certain asset sales outside the ordinary course of business of the Issuer and its subsidiaries, the net proceeds of insurance, the net proceeds of certain debt and equity issuances, and excess cash flow (as defined in the Senior Credit Agreements).

   The Notes were issued pursuant to an Indenture (the "Senior Subordinated Note Indenture") among the Issuer, the Guarantors and The Bank of New York, as trustee (the "Senior Subordinated Note Trustee"). The Senior Subordinated Discount Notes were issued pursuant to an Indenture (the "Senior Subordinated Discount Note Indenture" and, together with the Senior Subordinated Note Indenture, the "Indentures") among the Issuer, the Guarantors and The Bank of New York, as trustee (the "Senior Subordinated Discount Note Trustee" and, together with the Senior Subordinated Note Trustee, the "Trustees").

   The Senior Subordinated Notes are limited in aggregate principal amount to $300.0 million, of which $125.0 million was issued in the Offering, and matures on December 15, 2007. Interest on the Senior Subordinated Notes accrue at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1998, to Holders of record on the immediately preceding June 1 and December 1. Additional Senior Subordinated Notes may be issued from time to time after the date of the Senior Subordinated Note Indenture, subject to the provisions of the Senior Subordinated Note Indenture.

   Except as provided below, the Senior Subordinated Notes are not redeemable at the Company's option prior to December 15, 2002. Thereafter, the Senior Subordinated Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the

                               SEALY CORPORATION
redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

                                     Percentage of
                     Year           Principal Amount
                     ----           ----------------
             2002..................      104.937%
             2003..................      103.292%
             2004..................      101.646%
             2005 and thereafter...      100.000%

   Notwithstanding the foregoing, during the first 36 months after December 11, 1997, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of Senior Subordinated Notes originally issued under the Senior Subordinated Note Indenture at a redemption price of 109.875% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages thereon, if any, to the redemption date, with the net cash proceeds of any Equity Offerings; (as defined in the indentures) provided that at least $80.0 million in aggregate principal amount of Senior Subordinated Notes remain outstanding immediately after the occurrence of such redemption (excluding Senior Subordinated Notes held by the Company and its Subsidiaries); and provided further that such redemption shall occur within 120 days of the date of the closing of any such Equity Offering.

   The Senior Subordinated Discount Notes are limited in aggregate principal amount at maturity to $275.0 million, of which $128.0 million were issued in the Offering, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Additional Senior Subordinated Discount Notes may be issued from time to time after the date of the Senior Subordinated Discount Note Indenture, subject to the provisions of the Senior Subordinated Discount Note Indenture. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

   Except as provided below, the Senior Subordinated Discount Notes will not be redeemable at the Company's option prior to December 15, 2002. Thereafter, the Senior Subordinated Discount Notes will be subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

                                      Percentage of
                     Year           Principal Amount
                     ----           ----------------
             2002..................     105.437%
             2003..................     103.625%
             2004..................     101.812%
             2005 and thereafter...     100.000%

                               SEALY CORPORATION

   Notwithstanding the foregoing, during the first 36 months after December 11, 1997, the Company may on any one or more occasions redeem up to 35% of the Accreted Value of Senior Subordinated Discount Notes originally issued under the Senior Subordinated Discount Note Indenture at a redemption price of 110.875% of the Accreted Value, plus accrued and unpaid liquidated damages thereon, if any, to the redemption date, with the net cash proceeds of any Equity Offerings; (as defined in the Indentures) provided that at least $50.0 million in aggregate Accreted Value of Senior Subordinated Discount Notes remain outstanding immediately after the occurrence of such redemption (excluding Senior Subordinated Discount Notes held by the Company and its Subsidiaries); and provided, further, that such redemption shall occur within 120 days of the date of the closing of any such Equity Offering.

   The unaudited pro forma balance sheet data of the Company as of November 30, 1997 shown below gives effect to the Recapitalization and the Refinancing as if they each had occurred on November 30, 1997 (in 000's):

ASSETS
Current assets                                            $ 177,717
Other assets                                                574,231
                                                          ---------
    Total assets                                          $ 751,948
                                                          =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities                                       $ 118,250
Long-term debt obligations, including current portion       687,648
Other liabilities                                            67,982
                                                          ---------
    Total liabilities                                       873,880
Stockholders' deficit                                      (121,932)
                                                          ---------
    Total liabilities and stockholders' deficit           $ 751,948
                                                          =========

   The unaudited pro forma statement of operations data for the year ended November 30, 1997 shown below gives effect to (i) the Recapitalization; (ii) the Refinancing; and (iii) the divestitures of the Company's Samuel Lawrence subsidiary and South Brunswick plant in January, 1997 and March, 1997, respectively, as if they each occurred on December 2, 1996 (in 000's) but does not reflect certain non-recurring Recapitalization charges and an extraordinary loss related to the Refinancing:

Revenue                       $799,503
                              ========
Net loss                      $ (9,403)
                              ========
Net loss per common share     $  (0.30)
                              ========



(17) Guarantor/Non-Guarantor Financial Information

   As discussed in Note 16, the Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes. Substantially all of the Issuer's operating income and cashflow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with

                               SEALY CORPORATION
respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

   The following supplemental consolidating condensed financial statements present:

       1. Consolidating condensed balance sheets as of November 30, 1997 and December 1, 1996, consolidating condensed statements of operations and cash flows for each of the years in the three year period ended November 30, 1997.

       2. Sealy Corporation (the "Parent" and a "guarantor"), Sealy Mattress Company (the "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

       3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                               SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               SEALY CORPORATION
              SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               NOVEMBER 30, 1997
                                (in thousands)

                                                             Sealy      Combined        Combined
                                                 Sealy      Mattress    Guarantor    Non-Guarantor
                                              Corporation   Company   Subsidiaries    Subsidiaries   Eliminations   Consolidated
Assets
Current assets:
 Cash and cash equivalents                      $     --    $    20     $   2,062        $  3,975       $     --       $  6,057
 Accounts receivable, net                             --      3,434        79,150          11,334             --         93,918
 Inventories                                          --      1,912        39,240           5,190           (335)        46,007
 Prepaid expenses and other assets                (9,206)       294        29,819           1,622             --         22,529
                                             -----------------------------------------------------------------------------------
                                                  (9,206)     5,660       150,271          22,121           (335)       168,511

Property, plant and equipment - at cost               --      4,664       152,045          12,894             --        169,603
Less accumulated depreciation                         --      1,254        40,603           2,138             --         43,995
                                             -----------------------------------------------------------------------------------
                                                      --      3,410       111,442          10,756             --        125,608
Other assets:
 Goodwill and other intangibles, net                  --     14,461       361,976          34,832             --        411,269
 Net investment in and advances
  to (from) subsidiaries and affiliates          543,783      2,636      (357,823)        (28,591)      (160,005)            --
 Debt issuance costs, net and
  other assets                                     8,918         35         6,641              85             --         15,679
                                             -----------------------------------------------------------------------------------
                                                 552,701     17,132        10,794           6,326       (160,005)       426,948
                                             -----------------------------------------------------------------------------------
Total assets                                    $543,495    $26,202     $ 272,507        $ 39,203      ($160,340)      $721,067
                                             ===================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion - long-term obligations        $     --     $   --            --        $     --       $     --    $        --
 Accounts payable                                     --      2,086        40,743           6,847             --         49,676
 Accrued incentives and advertising                   --      1,473        26,782           2,449             --         30,704
 Accrued compensation                                 --        246        16,244           1,281             --         17,771
 Other accrued expenses                            2,287        222        18,172           1,573           (118)        22,136
                                              ----------------------------------------------------------------------------------
                                                   2,287      4,027       101,941          12,150           (118)       120,287

Long-term obligations                            330,000         --            --              --             --        330,000
Other noncurrent liabilities                       2,969         --        32,744              --             --         35,713
Deferred income taxes                              3,173        896        22,693           3,239             --         30,001

Stockholders' equity                             205,066     21,279       115,129          23,814       (160,222)       205,066
                                             -----------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $543,495    $26,202     $ 272,507        $ 39,203      ($160,340)      $721,067
                                             ===================================================================================

                               SEALY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                               SEALY CORPORATION
              SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 1, 1996
                                (in thousands)


                                                             Sealy      Combined        Combined
                                                 Sealy      Mattress    Guarantor    Non-Guarantor
                                              Corporation   Company   Subsidiaries    Subsidiaries   Eliminations   Consolidated
Assets
Current assets:
  Cash and cash equivalents                     $      --    $    54     $   3,118        $ 13,447   $         --      $  16,619
  Accounts receivable, net                             --      2,861        67,296           7,022             --         77,179
  Inventories                                          --      1,551        28,251           4,464           (274)        33,992
  Net assets held for sale                             --         --            --          35,492             --         35,492
  Prepaid expenses and deferred taxes              (5,603)       228        13,925           1,896             --         10,446
                                            ------------------------------------------------------------------------------------
                                                   (5,603)     4,694       112,590          62,321           (274)       173,728

Property, plant and equipment - at cost                --      4,214       135,581          16,268             --        156,063
Less accumulated depreciation                          --        976        31,593           2,128             --         34,697
                                            ------------------------------------------------------------------------------------
                                                       --      3,238       103,988          14,140             --        121,366
Other assets:
  Goodwill and other intangibles, net                  --     14,873       383,692          35,739             --        434,304
  Net investment in and advances
    to (from) subsidiaries and affiliates         586,883     24,776      (337,985)        (35,875)      (237,799)            --
  Debt issuance costs, net and
    other assets                                    7,981         --         2,495              54             --         10,530
                                            ------------------------------------------------------------------------------------
                                                  594,864     39,649        48,202             (82)      (237,799)       444,834
                                            ------------------------------------------------------------------------------------
Total assets                                    $ 589,261    $47,581     $ 264,780        $ 76,379      ($238,073)      $739,928
                                            ====================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion - long-term obligations        $ 18,620    $    --     $      --        $    --        $     --       $ 18,620
  Accounts payable                                     --      1,556        30,161           4,080             --         35,797
  Accrued incentives and advertising                   --      1,101        17,668           1,935             --         20,704
  Accrued compensation                                 --        227        12,687           1,133             --         14,047
  Other accrued expenses                            6,251        157        17,837            (458)           (96)        23,691
                                            ------------------------------------------------------------------------------------
                                                   24,871      3,041        78,353           6,690            (96)       112,859

Long-term obligations                             269,398         --            74              35             --        269,507
Other noncurrent liabilities                        2,606         --        32,210               6             --         34,822
Deferred income taxes                                (608)       901        24,925           4,528             --         29,746
Stockholders' equity                              292,994     43,639       129,218          65,120       (237,977)       292,994
                                            ------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $589,261    $47,581     $ 264,780        $ 76,379      ($238,073)      $739,928
                                            ====================================================================================

                               SEALY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         YEAR ENDED NOVEMBER 30, 1997
                                (in thousands)

                                                           Sealy      Combined        Combined
                                              Sealy      Mattress     Guarantor    Non-Guarantor
                                           Corporation    Company   Subsidiaries    Subsidiaries   Eliminations   Consolidated
Net sales                                    $     --    $ 37,973      $708,914        $75,042       ($17,095)      $804,834

Costs and expenses:
 Cost of goods sold                                --      23,256       400,785         48,878        (17,014)       455,905
 Selling, general and administrative            1,336      11,464       233,512         17,346             --        263,658
 Amortization of intangibles                       --         411        11,764          1,089             --         13,264
 Interest expense, net                         32,114          --           (75)          (643)            --         31,396
 (Loss) Income from equity investees            8,969       8,258            --             --        (17,227)            --
 Income from non-guarantor
  equity investees                                 --          20        (4,104)            --          4,084             --
 Capital charge and intercompany
  interest allocation                         (69,376)      3,689        64,821            866             --             --
                                         -------------------------------------------------------------------------------------
Income/(loss) before income taxes,
 extraordinary item and cumulative
 effect of a change in accounting
 principle                                     26,957      (9,125)        2,211          7,506         13,062         40,611
Income taxes                                   13,103        (156)        6,140          3,422             --         22,509
                                         -------------------------------------------------------------------------------------
Income/(loss) before extraordinary item
 and cumulative effect of change in
 accounting principle                          13,854      (8,969)       (3,929)         4,084         13,062         18,102

 Extraordinary item                             2,030          --            --             --             --          2,030
 Cumulative effect of a change in
  accounting principle                            --           --         4,329             --             --          4,329
                                         -------------------------------------------------------------------------------------
Net income/(loss)                            $ 11,824     ($8,969)      ($8,258)       $ 4,084      $  13,062       $ 11,743
                                         =====================================================================================

                               SEALY CORPORATION

                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 1, 1996
                                (in thousands)

                                                         Sealy      Combined        Combined
                                            Sealy      Mattress     Guarantor    Non-Guarantor
                                         Corporation    Company   Subsidiaries    Subsidiaries   Eliminations   Consolidated
Net sales                                   $     --   $ 33,296       $560,540        $120,223       ($16,421)      $697,638
Costs and expenses:
  Cost of goods sold                              --     19,867        305,100          88,592        (16,300)       397,259
  Selling, general and administrative            150      9,082        190,628          21,593             --        221,453
  Loss on net assets held for sale                --     11,762             --              --             --         11,762
  Amortization of intangibles                     --        411         11,450           1,733             --         13,594
  Interest expense, net                       30,364         --             91          (1,658)            --         28,797
  (Loss) income from equity investees         (2,608)     1,796             --              --            812             --
  Income from non-guarantor
    equity investees                              --    (15,829)        (2,920)             --         18,749             --
  Capital charge and intercompany
    interest allocation                      (35,043)     3,209         41,595          (9,761)            --             --
                                         -----------------------------------------------------------------------------------
Income/(loss) before income taxes              7,137      2,998         14,596          19,724        (19,682)        24,773
Income taxes                                   7,522        390         16,392             975             --         25,279
                                         -----------------------------------------------------------------------------------
Net income/(loss)                              ($385)  $  2,608        ($1,796)       $ 18,749       ($19,682)         ($506)
                                         ===================================================================================


                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         YEAR ENDED NOVEMBER 30, 1995
                                (in thousands)

                                                         Sealy      Combined        Combined
                                            Sealy      Mattress     Guarantor    Non-Guarantor
                                         Corporation    Company   Subsidiaries    Subsidiaries   Eliminations   Consolidated
Net sales                                   $     --    $30,460       $537,672         $96,296       ($10,486)      $653,942
Costs and expenses:
  Cost of goods sold                              --     16,548        286,088          70,209        (10,429)       362,416
  Selling, general and administrative        (13,080)     8,382        192,205          15,903             --        203,410
  Amortization of intangibles                     --        411         12,143           1,502             --         14,056
  Interest expense, net                       33,113         --           (819)         (1,276)            --         31,018
  (Loss) income from equity investees        (11,870)    (9,001)            --              --         20,871             --
  Income from non-guarantor
    equity investees                              --     (1,346)        (4,160)             --          5,506             --
  Capital charge and intercompany
    interest allocation                      (32,794)     2,773         29,678             343             --             --

                                         -----------------------------------------------------------------------------------
Income/(loss) before income taxes             24,631     12,693         22,537           9,615        (26,434)        43,042
Income taxes                                   5,104        823         13,536           4,109             --         23,572
                                         -----------------------------------------------------------------------------------
Net income/(loss)                           $ 19,527    $11,870       $  9,001         $ 5,506       ($26,434)      $ 19,470
                                         ===================================================================================

                               SEALY CORPORATION

                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                         YEAR ENDED NOVEMBER 30, 1997
                                (in thousands)

                                                               Sealy       Combined        Combined
                                                  Sealy       Mattress     Guarantor    Non-Guarantor
                                               Corporation    Company    Subsidiaries    Subsidiaries   Eliminations   Consolidated
Net cash provided by (used in)
  operating activities                            $ 29,901    ($40,205)      $  7,532        $ 44,782       $     39       $ 42,049
                                               ------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of subsidiary                      --      35,000             --              --             --         35,000
  Purchase of property, plant and
    equipment                                           --        (450)       (27,109)         (1,581)            --        (29,140)

  Proceeds from sale of property, plant
    and equipment                                       --       5,150            410               1             --          5,561
  Net activity in investment in and
    advances to (from) subsidiaries and
    affiliates                                      34,131      13,862         23,942          (7,284)       (64,651)            --
                                               ------------------------------------------------------------------------------------
    Net proceeds provided by (used in)
      investing activities                          34,131      53,562         (2,757)         (8,864)       (64,651)        11,421

Cash flows from financing activities:
  Dividend                                         (99,775)         --             --              --             --        (99,775)
  Repayment of long-term obligations, net          (63,127)         --             --              --             --        (63,127)
  Net borrowing - revolving credit facility        105,000          --             --              --             --        105,000
  Debt issuance costs                               (6,130)         --             --              --             --         (6,130)
  Net equity activity with Parent                       --     (13,391)        (5,831)        (45,390)        64,612             --
                                               ------------------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                       (64,032)    (13,391)        (5,831)        (45,390)        64,612        (64,032)
                                               ------------------------------------------------------------------------------------
Change in cash and cash equivalents                     --         (34)        (1,056)         (9,472)            --        (10,562)

Cash and cash equivalents:
  Beginning of period                                   --          54          3,118          13,447             --         16,619
                                               ------------------------------------------------------------------------------------
End of period                                  $        --   $      20       $  2,062        $  3,975       $     --       $  6,057
                                               ====================================================================================

                               SEALY CORPORATION

                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 1, 1996
                                (in thousands)

                                                               Sealy      Combined        Combined
                                                  Sealy      Mattress     Guarantor    Non-Guarantor
                                               Corporation    Company   Subsidiaries    Subsidiaries   Eliminations   Consolidated
Net cash provided by (used in)
  operating activities                            $ 15,398    $16,923        $32,242        $ 19,105       ($39,251)      $ 44,417
                                               -----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                           --       (134)       (11,581)           (870)           540        (12,045)
  Proceeds from sale of property, plant
    and equipment                                       --         --          1,579              50           (540)         1,089
  Net activity in investment in and
    advances to (from) subsidiaries and
    affiliates                                      17,267     (8,175)       (26,695)          1,888         15,715             --
                                               -----------------------------------------------------------------------------------
    Net proceeds provided by (used in)
      investing activities                          17,267     (8,309)       (36,697)          1,068         15,715        (10,956)

Cash flows from financing activities:
  Dividend                                         (35,463)        --             --              --             --        (35,463)
  Repayment of long-term obligations, net          (22,202)        --         (1,608)             83             --        (23,727)
  Net borrowing - revolving credit facility         25,000         --             --              --             --         25,000
  Debt issuance costs                                   --         --             --              --             --             --
  Net equity activity with Parent                       --     (8,569)        (4,830)        (10,137)        23,536             --
                                               -----------------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                       (32,665)    (8,569)        (6,438)        (10,054)        23,536        (34,190)
                                               -----------------------------------------------------------------------------------
Change in cash and cash equivalents                     --         45        (10,893)         10,119             --           (729)

Cash and cash equivalents:
  Beginning of period                                   --          9         14,011           3,328             --         17,348
                                               -----------------------------------------------------------------------------------
End of period                                     $     --    $    54       $  3,118        $ 13,447     $       --       $ 16,619
                                               ===================================================================================

                               SEALY CORPORATION

                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                         YEAR ENDED NOVEMBER 30, 1995
                                (in thousands)

                                                               Sealy      Combined        Combined
                                                  Sealy      Mattress     Guarantor    Non-Guarantor
                                               Corporation    Company   Subsidiaries    Subsidiaries   Eliminations   Consolidated
Net cash provided by (used in)
  operating activities                            $ 26,749   $ 22,771       $ 42,832        $ 23,472       ($52,497)      $ 63,327
                                               -----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                           --        (79)        (8,204)         (3,521)            --        (11,804)
  Proceeds from sale of property, plant
    and equipment                                       --         --          7,417              51             --          7,468
  Net activity in investment in and
    advances to (from) subsidiaries and
    affiliates                                      32,251     (5,468)       (11,113)        (25,456)         9,786             --
                                               -----------------------------------------------------------------------------------
      Net proceeds provided by (used in)
        investing activities                        32,251     (5,547)       (11,900)        (28,926)         9,786         (4,336)

Cash flows from financing activities:
  Dividend                                              --         --             --              --             --             --
  Repayment of long-term obligations, net          (59,000)        --         (3,918)            (34)            --        (62,952)
  Net borrowing - revolving credit facility             --         --             --              --             --             --
  Debt issuance costs                                   --         --             --              --             --             --
  Net equity activity with Parent                       --    (17,162)       (16,484)         (8,404)        42,050             --
                                               -----------------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                       (59,000)   (17,162)       (20,402)         (8,438)        42,050        (62,952)
                                               -----------------------------------------------------------------------------------
Change in cash and cash equivalents                     --         62         10,530         (13,892)          (661)        (3,961)

Cash and cash equivalents:
  Beginning of period                                   --        (53)         3,481          17,220            661         21,309
                                               -----------------------------------------------------------------------------------
End of period                                     $     --   $      9       $ 14,011        $  3,328      $      --       $ 17,348
                                               ===================================================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

   The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company's directors:

JOSH BEKENSTEIN

   Mr. Bekenstein, age 39, is a Managing Director of Bain Capital, Inc. ("Bain"). Mr. Bekenstein helped start Bain in 1984 and has been involved in numerous venture capital and leveraged acquisitions over the past thirteen years. Mr. Bekenstein presently serves on the Board of Directors of a number of public and private companies, including Waters Corporation, Bright Horizons Childrens Centers, Inc. and Small Fry Snack Foods. Prior to Bain, Mr. Bekenstein was a consultant at Bain & Company, where he worked on strategy consulting projects for a number of Fortune 500 clients.

PAUL EDGERLEY

   Mr. Edgerley, age 41, has been Managing Director of Bain since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Capital Partners. He serves on the Boards of Directors of Steel Dynamics, Inc. and GS Industries, Inc.
JAMES W. JOHNSTON

   Mr. Johnston, age 51, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. He has been a director of Sealy, Inc. since March 4,1993. Mr. Johnston was Vice Chairman RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman R.J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. Mr. Johnston is also a director of The Wachovia Corporation.

RONALD L. JONES

   Mr. Jones, age 55, since March 2, 1996 has been President and Chief Executive Officer of the Company. From October, 1988 until joining the Company, Mr. Jones served as President of Masco Home Furnishings. From 1983 to 1988, Mr. Jones was President of HON Industries.

MICHAEL KRUPKA

   Mr. Krupka, age 32, joined Bain in 1991 and became a Managing Director in 1997. Prior to joining Bain, Mr. Krupka spent several years as a consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain portfolio companies. He serves on the Board of Directors of Jostens Learning Corp. and J Tech, Inc.

JOHN M. SALLAY

   Mr. Sallay, age 42, is a Managing Director of Harvard Private Capital Group, Inc. ("HPC"), which manages the private equity and real estate portfolios of the Harvard University endowment fund. Prior to joining HPC in 1990, Mr. Sallay was a consultant with McKinsey & Company, Inc. of New York. Mr. Sallay serves on the Board of Directors of E-Z Serve Corporation and United Auto Group, Inc.

JONAS STEINMAN

   Mr. Steinman, age 32, since June, 1995 has been a Principal at Chase Capital Partners. Previously he was employed as an Associate by Chase Capital Partners and its predecessor, Chemical Venture Partners.


EXECUTIVE OFFICERS

   The following sets forth the name, age, title and certain other information with respect to the executive and certain other appointed officers of the
Company:

BRUCE G. BARMAN

   Dr. Barman, age 52, since January, 1995 has been Vice President Research and Development of the Company. From 1991 until he joined the Company, Dr. Barman was Vice President-Research and Development of Griffith Laboratories N.A., a custom food products producer for a customer base of major North American food service and food processing companies.

JOHN G. BARTIK

   Mr. Bartik, age 46, since March, 1995 has been Vice President Tax and Assistant Treasurer of the Company. From 1990 to 1995, he was Treasurer of the Company and from 1985 has served as the Company's Director of Taxation.

JEFFREY C. CLAYPOOL

   Mr. Claypool, age 50, since September, 1991 has been Vice President Human Resources of the Company.

GARY T. FAZIO

   Mr. Fazio, age 47, since 1990 has been Vice President Sales of the Company. Mr. Fazio joined the Company as a general manager in 1981. From 1987 to 1990, he was Regional Vice President of the Company.

DOUGLAS E. FELLMY

   Mr. Fellmy, age 48, since July, 1992 has been Vice President Operations of the Company. Previously, Mr. Fellmy served as Regional Vice President-Operations since April 1990 and also as President of the Components Division since December 1989. Mr. Fellmy has served, since 1971, in numerous other capacities with the Company's Components Division.

JAMES F. GOUGHENOUR

   Mr. Goughenour, age 60, since June, 1997 has been Vice President Technology and Strategic Planning of the Company. From 1979 until he joined the Company, Mr. Goughenour had been with the HON Company, serving as Vice President.

DAVID J. MCILQUHAM

   Mr. McIlquham, age 43, since April, 1990 has been Vice President-Marketing of the Company.

SHARON J. PETRELLA

   Ms. Petrella, age 41, since January, 1995 has been Vice President Information Technology of the Company. From 1983 until she joined the Company, Ms. Petrella had been with The Little Tikes Toy Company, Division of Rubbermaid, in various positions.

LAWRENCE J. ROGERS

   Mr. Rogers, age 49, since February, 1994 has been Vice President International of the Company. Previously, Mr. Rogers has served, since 1979, in numerous other capacities within the Company's operations, including President-Sealy Canada.

RICHARD F. SOWERBY

   Mr. Sowerby, age 43, since April, 1995 has been Vice President Controller of the Company. Previously, from 1991, Mr. Sowerby served as Corporate Controller of Elliott Company, a manufacturer and servicer of turbo machinery equipment.

RONALD H. STOLLE

   Mr. Stolle, age 49, since March, 1995 has been Vice President Treasurer of the Company. Previously, from 1987, Mr. Stolle served as Director, Treasury Operations for Reliance Electric Company, a manufacturer of industrial and telecommunication products.

KENNETH L. WALKER

   Mr. Walker, age 49, since May, 1997 has been Vice President, General Counsel and Secretary of the Company. Previously, from 1991, Mr. Walker served as Vice President, General Counsel and Secretary of Varity Corporation, a manufacturer of automotive components, diesel engines and farm machinery.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

   During Fiscal 1997, Kenneth L. Walker and James F. Goughenour failed to file with the SEC on a timely basis a required report when they became executive officers of the Company and were granted stock options and restricted stock by the Company; and Bruce G. Barman failed to file with the SEC on a timely basis a required report when he was granted stock options and restricted stock by the Company. In making this statement, the Company has relied on the Forms 3, 4 and 5, and amendments thereto, furnished to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 30, 1997, December 1, 1996, and November 30, 1995, of those persons who served as (i) the chief executive officer during Fiscal 1996 and 1997, and (ii) the other four most highly compensated executive officers of the Company for Fiscal 1997 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                   -----------------------------------  ------------------------------------------------------------
                                                                                        SECURITIES
                                                            OTHER        RESTRICTED     UNDERLYING
     NAME AND                                              ANNUAL           STOCK        OPTIONS/         LTIP          ALL OTHER
PRINCIPAL POSITION           YEAR   SALARY    BONUS     COMPENSATION      AWARD(S)         SARS          PAYOUTS      COMPENSATION
---------------------------  ----  --------  --------  ---------------  -------------  -------------  -------------  ---------------
                                                                                                           (a)             (b)
------------------------------------------------------------------------------------------------------------------------------------
Ronald L. Jones (c)
  Chief Executive            1997  $527,516  $633,052   $1,168                --        75,000(d)              --    $   21,583
  Officer and President      1996   381,262   423,584  456,168(c)       $637,800(e)    400,000(f)              --         2,476
                             1995        --        --       --                --            --                 --            --

Lyman M. Beggs (g)           1997        --        --       --               --             --                 --     1,495,821(g)
  Chairman, Chief            1996   153,318    91,988       --               --             --                 --     3,059,545(g)
  Executive Officer and      1995   525,336        --   75,914(h)        107,000(i)         --                 --        21,262
  President

Gary T. Fazio                1997   203,833   182,289      248           203,978(j)     32,000(d)              --        16,524
  Vice President - Sales     1996   196,226    86,559       --                --            --            426,030        15,864
                             1995   187,765        --       --                --            --                 --        15,151

Douglas Fellmy               1997   197,333   177,739       --           203,978(j)     32,000(d)              --        16,016
  Vice President -           1996   188,134    83,135       --                --            --            426,030        15,237
  Operations                 1995   171,052        --       --                --            --                 --        13,434

David J. McIlquham           1997   199,167   179,023      242           203,978(j)     32,000(d)              --        16,165
  Vice President -           1996   188,505    83,302       --                --            --            426,030        15,268
  Marketing                  1995   171,052        --       --                --            --                 --        13,794

Lawrence J. Rogers           1997   180,305   158,953       --           203,978(j)     32,000(d)              --        14,271
  Vice President -           1996   175,812   100,385       --                --            --            395,046        13,884
  International              1995   164,551    15,503       --                --            --                 --        13,049

(a) Such amount reflects the value of Shares earned under the Performance Share Plan which concluded on December 1,1996.

(b) Represents amounts paid on behalf of each of the Named Executive Officers for the following three respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, and (iii) Company contributions to the Company's defined contribution plans. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Jones: (1997-$3,083, $1,000, $17,500; 1996-
    $1,943, $533, $0); Mr. Beggs: (1997-$3,083, $0, $0; 1996-$3,525, $267, $0;
    1995-$3,501, $800, $16,960; Mr. Fazio: (1997-$1,257, $999, $14,268; 1996-
    $1,305, $849, $13,710; 1995-$1,254, $753, $13,144); Mr. McIlquham: (1997-
    $1,227, $996, $13,942; 1996-$1,255, $817, $13,195; 1995-$1,137, $683,
    $11,974;); Mr. Fellmy: (1997-$1,216, $987, $13,813; 1996-$1,252, $816,
    $13,169; 1995-$1,106, $665, $11,623); Mr. Rogers (1997-$622, $1,027,
    $12,621; 1996-$747, $763, $12,374;1995-$947, $583, $11,519 ).

(c) Pursuant to his Employment Agreement, Mr. Jones commenced employment with the Company as of February 27, 1996. The terms of the Employment Agreement are described more fully in "Compensation Pursuant to Plans and Other Arrangements - Executive Employment Agreements." Such amount primarily consists of a $250,000 payment upon commencement of employment and $205,000 in relocation and other transitional matters.

(d) On May 31, 1997, the Company issued ten-year non-qualified stock options at an exercise price of $9.60, pursuant to the Company's 1997 Stock Option Plan to, among others, certain Named Executive Officers as follows: Ronald L.
    Jones: 75,000 shares; Gary T. Fazio: 32,000 shares; David J. McIlquham:
    32,000 shares; Douglas Fellmy: 32,000 shares; and Lawrence J. Rogers: 32,000 shares.

(e) Such amount reflects the Company's determination of the fair value at the date of grant of 67,635 shares issued to Mr. Jones, pursuant to his Employment Agreement. Although the 1997 Credit Agreement and Note Indenture contain restrictions on the Company's ability to pay dividends, if declared and paid on the Company's Shares, such dividends would be paid on such Shares issued to Mr. Jones. The February 28,1997 Dividend was paid on such shares. As of November 30,1997, the value of Mr. Jones' restricted stock holdings was $967,363.

(f) Pursuant to his Employment Agreement, the Company granted Mr. Jones ten-year options to acquire up to 400,000 Shares at an exercise price of $10.63 per Share as further described in "Compensation Pursuant to Plans and Other Arrangements - Executive Employment Agreements."

(g) Mr. Beggs' employment with the Company terminated on March 15,1996. Mr. Beggs was awarded $2,578,902 in 1996 and $844,475 in 1997 in connection with his withdrawal from the Performance Share Plan and settlement of all related claims. In addition, he received $394,236 in 1996 and $525,648 in 1997 in salary continuation. Mr. Beggs' remaining equity loan balance (see footnote
    (h) below) was forgiven in addition to a gross up payment to cover his tax liability, together totaling $80,890. He was also reimbursed $1,725 in 1997 for professional fees incurred relating to the preceding transactions. His Employment Agreement and the terms of his termination and certain payments made in connection therewith are described more fully in "Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements."

(h) Mr. Beggs commenced employment with the Company as of August 24, 1992. Under the terms of his Employment Agreement, Mr. Beggs received $75,914 in 1995 as the result of: (i) the forgiveness of a portion of an equity loan from the Company to Mr. Beggs, reflecting the loss of equity in his previous residence of $45,383; (ii) professional fees, personal use of auto, travel and entertainment expenses; and (iii) payments to cover Mr. Beggs' tax liabilities on the foregoing items.

(i) Such amount reflects the Company's determination of the fair value at the date of grant of 10,000 shares issued to Mr. Beggs as of November 30,1995 pursuant to his Employment Agreement. These Shares were repurchased by the Company in connection with Mr. Beggs' termination of employment. The Employment Agreement also provided for the issuance to Mr. Beggs of an additional 90,000 Shares, which were forfeited upon his termination. See "Compensation Pursuant to Plans and Other Arrangements--Executive Employment Agreements." Hence, Mr. Beggs no longer had any restricted stock holdings at the end of Fiscal 1996.

(j) Such amount reflects the Company's determination of the fair value at the date of grant of restricted stock issued, on January 6,1997, pursuant to the Company's 1996 Transitional Restricted Stock Plan to, among others, certain Named Executive Officers as follows: Gary T. Fazio: 15,800 shares; David J.
    McIlquham: 15,800 shares; Douglas Fellmy: 15,800 shares; and Lawrence J.
    Rogers: 15,800 shares. As of November 30, 1997 the value of each of the above noted Named Executive Officers holdings pursuant to this plan was $225,983.

                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------     -------------------------------
                                                                                                POTENTIAL REALIZABLE VALUE
                                NUMBER OF       % OF TOTAL                                        AT ASSUMED ANNUAL RATES
                               SECURITIES     OPTIONS/SARS                                      OF STOCK PRICE APPRECIATION
                               UNDERLYING      GRANTED TO     EXERCISE OR                           FOR OPTION TERM (a)
                              OPTIONS/SARS    EMPLOYEES IN     BASE PRICE   EXPIRATION          ---------------------------
            NAME               GRANTED (#)     FISCAL YEAR       ($/SH)        DATE               5% ($)         10% ($)
---------------------------   -----------     ------------    -----------   ----------          ---------      ------------

Ronald L. Jones                   75,000           8.0%          $9.60       6/1/2007           $453,000       $1,147,500
 Chief Executive Officer
 and President

Gary T. Fazio                     32,000           3.5%          $9.60       6/1/2007           $193,280       $  489,600
 Vice President - Sales
 Douglas Fellmy                   32,000           3.5%          $9.60       6/1/2007           $193,280       $  489,600
 Vice President -
 Operations

David McIlquham                   32,000           3.5%          $9.60       6/1/2007           $193,280       $  489,600
 Vice President -
 Marketing

Lawrence J. Rogers                32,000           3.5%          $9.60       6/1/2007           $193,280       $  489,600
 Vice President -
 International

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

                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                       NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                 SHARES                   UNEXERCISED OPTIONS/SARS       IN-THE-MONEY OPTIONS/SARS
                               ACQUIRED                         AT FY-END (#)                  AT FY-END ($)
                              ON EXERCISE     VALUE       EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
           NAME                   (#)       REALIZED                 (a)                          (b) (c)
----------------------------  -----------   --------   --------------------------------  -------------------------
Ronald L. Jones                  --            --             146,836/515,506              $1,038,527/$3,468,270
 Chief Executive Officer
 and President

Gary T. Fazio                    --            --               -- / 32,000                     -- / $150,486
 Vice President - Sales

Douglas Fellmy                   --            --               -- / 32,000                     -- / $150,486
 Vice President -
 Operations

David McIlquham                  --            --               -- / 32,000                     -- / $150,486
 Vice President -
 Marketing

Lawrence J. Rogers               --            --               -- / 32,000                     -- / $150,486
 Vice President -
 International

(a) Includes options exercisable within 60 days after November 30, 1997.

(b) Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price.

(c) Represents the total gain which would be realized if all in-the-money options beneficially held at November 30, 1997 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of November 30, 1997.

COMPENSATION PURSUANT TO PLANS AND OTHER ARRANGEMENTS

   Severance Benefit Plans. Effective December 1, 1992, the Company established
   ------------------------
the Sealy Executive Severance Benefit Plan (the "Executive Severance Plan") for employees in certain salary grades. Benefit eligibility includes, with certain exceptions, termination as a result of a permanent reduction in work force or the closing of a plant or other facility, termination for inadequate job performance, termination of employment by the participant following a reduction in base compensation, reduction in salary grade which would result in the reduction in potential plan benefits or involuntary transfer to another location. Benefits include cash severance payments calculated using various multipliers varying by salary grade, subject to specified minimums and maximums depending on such salary grades. Such cash severance payments are made in equal semi-monthly installments calculated in accordance with the Executive Severance Plan until paid in full. Certain executive-level officers would be entitled to a minimum of one-year's salary and a maximum of two-year's salary under the Executive Severance Plan. However, if a Participant becomes employed prior to completion of the payment of benefits, such semi-monthly installments shall be reduced by the Participant's base compensation for the corresponding period from the Participant's new employer. Participants receiving cash severance payments under the Executive Severance Plan also would receive six months of contributory health and dental coverage and six months of group term life insurance coverage.

   The Company currently follows the terminal accrual approach to accounting for severance benefits under the Executive Severance Plan and records the estimated cost of these benefits as expense at the date of the event giving rise to payment of the benefits.

   Executive Employment Agreements. Effective February 27, 1996, the Company
   -------------------------------
entered into an employment agreement and related reimbursement letter agreement (collectively, the "Jones Agreement") with Mr. Jones, pursuant to which Mr. Jones became employed as President and Chief Executive Officer of the Company for an initial term ending March 31, 1999 and continuing on a year-to-year basis thereafter until retirement or 90 days prior written notice of either party of intent to terminate at the end of such renewal period. Pursuant to the Jones Agreement, Mr. Jones' minimum base salary is $500,000 annually and he is eligible to receive a cash bonus in an amount to be determined by the Board of Directors or a committee thereof, with a guaranteed minimum bonus of 40% of salary payments for the fiscal year ending December 1, 1996 and he received a $250,000 payment upon commencing employment.

   Pursuant to the terms of the Jones Agreement and a related Restricted Stock Agreement and Stock Option Agreement, Mr. Jones received an aggregate of 67,635 Shares based on the following vesting schedule: March 4, 1997 - 16,900 Shares; March 4, 1998 - 16,900 Shares; March 4, 1999 - 16,900 Shares; and March 4, 2000
- 16,935 Shares. Mr. Jones also received ten-year options to acquire up to 400,000 Shares at an exercise price of $10.63 per Share, the number and exercise price of which will be equitably adjusted for special large and non-recurring dividends, and with the following vesting schedule: March 4, 1997 - 100,000 options; March 4, 1998 - 100,000 options; March 4, 1999 - 100,000 options; and March 4, 2000 - 100,000 options.

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

   Pursuant to the Employment Agreement, Mr. Beggs received relocation expenses and was entitled to health and life insurance and certain other benefits. The Company purchased Mr. Beggs' previous residence from him for $712,500 and sold such residence for $690,000 in February 1993. Mr. Beggs borrowed $157,673 from the Company (the "Equity Loan") upon the purchase of a new home in the Cleveland area, reflecting the loss of equity in his previous residence. Such Equity Loan was interest free to the extent allowed under applicable tax laws and otherwise bears interest at the applicable federal rate. In accordance with the terms of the Employment Agreement, $20,000 of the Equity Loan was forgiven on each of November 30, 1995, 1994 and 1993. In addition, $2,442, $3,256 and $4,070 in interest related to such Equity Loan was also forgiven on November 30, 1995, 1994 and 1993, respectively, and the Company paid Mr. Beggs an additional $45,383, $47,029 and $44,034, as additional compensation for his tax liability as a result of such forgiveness of indebtedness in each period, respectively. The balance of the Equity Loan was to be paid in two equal annual payments of principal on November 30, 1996 and 1997.

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

   Mr. Beggs' last day of employment was March 15, 1996. Mr. Beggs and the Company entered into a settlement agreement dated March 1, 1996, which provided that it superseded all previous agreements. Pursuant to its terms, Mr. Beggs will continue to receive his base salary through November 30, 1997 and, in January, 1997, received a bonus equal to 60% of the salary payments for the period December 1, 1995 to March 15, 1996. The remaining Equity Loan balance of $40,000 has been forgiven and the Company paid Mr. Beggs an amount necessary to offset any tax liability to him as a result of such forgiveness of indebtedness. In exchange for Mr. Beggs' transferring the 110,000 Shares which had been issued to him and relinquishing any rights to the remaining 90,000 shares that would have been issued to him had Mr. Beggs remained employed, the Company paid Mr. Beggs $2,126,000.

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

   Remuneration of Directors. Effective upon the Recapitalization, the Company
   --------------------------
will reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, the Company may compensate a directors for services provided in such capacity.

   During Fiscal 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994, June 27, 1995 and as of May 1, 1996. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 Shares to all current and future directors who are not employed by the Company, by Zell/Chilmark or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and are initially exercisable at a price equal to the fair market value of the Shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4%, which became the fixed exercise price for all such options. Options issued thereafter, are exercisable over their term at the fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 50,000 Shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per Share, which therefore have a fixed exercise price of $9.41 per Share. No options under the 1993 Plan have been exercised. The 1993 Plan was amended on June 27, 1995 to provide for the grant of an additional option to purchase 5,000 Shares to each eligible director and thereafter providing for the automatic annual grant of an option to each eligible director to purchase an additional 5,000 Shares at fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 5,000 Shares to each eligible director in fiscal 1995, 1996 and 1997 with a fixed exercise price of $15.95, $10.63 and $9.60 per share, respectively. The 1993 Plan was amended effective May 1, 1996 to provide that as of the record date of any special, large and non-recurring cash dividend to be paid on common shares, the option price per share will be automatically decreased and the number of options automatically increased to the maximum extent allowable without the Company having to account for additional expense. The options outstanding (net of forfeitures) and their related strike prices at November 30,1997 adjusted for the dividends declared on May 17,1996 and February 28, 1997 are 60,780 Shares at $6.21, 30,384 Shares at $10.52, 26,872 Shares at
$7.01, and 20,000 Shares at $9.60 for the 1993, 1995, 1996 and 1997 grants, respectively. As of November 30, 1997 no options under the 1993 Plan have been exercised.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Effective with the Recapitalization, the issued and outstanding capital stock of the Company consists of 19,518,953 shares of Class A common stock, par value $0.01 per share ("Class A common"), 7,791,327.6440 shares of Class B Common stock, par value $0.01 per share ("Class B Common"), 2,168,772.5555 shares of Class L common stock, par value $0.01 per share ("Class L Common"), and 865,703.0716 shares of Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors, and are otherwise identical, except that the shares of Class L. Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common is identical to the Class A Common and the Class M Common is identical to the Class L Common except that the Class B Common and the Class M common are nonvoting. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

   The following table sets forth certain information regarding the beneficial ownership of each class of common stock held by each person (other than directors and executive officers of the company) known to the Company to own more than 5% of the outstanding voting common stock of the Company. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                     SHARES BENEFICIALLY OWNED
                                                     -------------------------
                                Class A Common            Class  B Common            Class L Common            Class M Common
                                --------------            ---------------            --------------            --------------

                              Number    Percentage      Number     Percentage      Number     Percentage      Number     Percentage
                              Shares     of Class       Shares      of Class       Shares      of Class       Shares      of Class
                             ---------  -----------  ------------  -----------  ------------  -----------  ------------  -----------

PRINCIPAL STOCKHOLDERS:

Bain Funds /(1)/ /(2)/       9,450,000     45.4%     612,284.54        7.9%      1,050,000       45.4%      68,031.62        7.9%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Harvard Private Capital      4,000,000     19.2          --            --          444,444.4444  19.2          --            --
Holdings, Inc.
 c/o Harvard Management
 Company, Inc.
 600 Atlantic Avenue
 Boston, MA 02210

Sealy Investors 1, LLC/(2)/    973,989      4.7    5,086,617.06       65.3         108,221        4.7      565,179.6733     65.3
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Sealy Investors 2, LLC/(2)/    973,989      4.7    2,056,314.03       26.4         108,221        4.7      228,479.3367     26.4
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Sealy Investors 3, LLC/(2)/    973,989      4.7       36,112.01        *           108,221        4.7        4,012.4456      *
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

Zell/Chilmark Fund, L.P.     2,862,000     13.7          --            --          318,000       13.7          --            --
 Two North Riverside Drive
 Suite 1500
 Chicago, IL 60606

* Less than one percent

(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain CapitalFund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Bekenstein, Edgerley and Krupka.

(2) The members of Sealy Investors 1, LLC ("SI1") are Chase Equity Associates, L.P. and Bain Capital Partners V, L.P. ("BCPV"). The members of Sealy Investors 2, LLC ("SI2") are CIBC WG Argosy Merchant Fund 2, L.L.C. and BCPV. The members of Sealy Investors 3, LLC ("SI3" and, collectively with SI1 and SI2, the "LLCs") are BancBoston Investments, Inc. and BCPV. BCPV is the administrative member of each LLC and beneficially owns 1% of the equity of each LLC. Accordingly, BCPV may be deemed to beneficially own certain shares owned by the LLCs, although BCPV disclaims such beneficial ownership.

     The following table sets forth certain information regarding the beneficial ownership of each class of common stock held by each director of the Company, each Named Executive Officer and all of the Company's directors and executive officers as group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                            SHARES BENEFICIALLY OWNED

                                    Class A Common        Class B Common         Class L Common           Class M Common
                                    --------------        --------------         --------------           --------------
                                 Number    Percentage   Number    Percentage   Number      Percentage   Number    Percentage
                                 Shares     of Class    Shares     of Class    Shares       of Class    Shares     of Class
                                 ------    ----------   ------    ----------   ------      ----------   ------    ----------
DIRECTORS & EXECUTIVE
 OFFICERS:

Josh Bekenstein/(1)/ /(3)/      9,450,000     45.4%       --          --       1,050,000      45.4%       --          --
  c/o Bain Capital, Inc.
  Two Copley Place
  Boston, MA 02116

Paul Edgerly/(1)/ /(3)/         9,450,000     45.4        --          --       1,050,000      45.4        --         --
  c/o Bain Capital, Inc.
  Two Copley Place
  Boston, MA 02116

Michael Krupka/(1)/ /(3)/       9,450,000     45.4        --          --       1,050,000      45.4        --         --
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

John M. Sallay/(4)/             4,000,000     19.2        --          --         444,444.4444 19.2        --         --
 c/o Harvard Management
 Company, Inc.
 600 Atlantic Avenue
 Boston, MA 02210

Ronald Jones/(5)/                 939,996      4.6        --          --         104,444       4.6        --         --
 c/o Sealy Corporation
 1228 Euclid Avenue
 Cleveland, OH 44115

Gary T. Fazio/(6)/                 75,285       *         --          --           8,365        *         --         --
 c/o Sealy Corporation
 1228 Euclid Avenue
 Cleveland, OH 44115

Douglas Fellmy                     75,285       *         --          --           8,365        *         --         --
 c/o Sesaly Corporation
 1228 Euclid Avenue
 Cleveland, OH 44115

David McIlquham                    41,994       *         --          --           4,666        *         --         --
 c/o Sealy Corporation
 1228 Euclid Avenue
 Cleveland, OH 44115

Lawrence J. Rogers                 75,285       *         --          --           8,365        *         --         --
 c/o Sealy Corporation
 1228 Euclid Avenue
 Cleveland, OH 44115

All directors and executive    14,944,630     71.8        --          --       1,660,514.4444 71.8        --         --
officers as a group
(15 persons)

* Less than one percent

(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain CapitalFund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Bekenstein, Edgerley and Krupka.

(2) The members of Sealy Investors 1, LLC ("SI1") are Chase Equity Associates, L.P. and Bain Capital Partners V, L.P. ("BCPV"). The members of Sealy Investors 2, LLC ("SI2") are CIBC WG Argosy Merchant Fund 2, L.L.C. and BCPV. The members of Sealy Investors 3, LLC ("SI3" and, collectively with SI1 and SI2, the "LLCs") are BancBoston Investments, Inc. and BCPV. BCPV is the administrative member of each LLC and beneficially owns 1% of the equity of each LLC. Accordingly, BCPV may be deemed to beneficially own certain shares owned by the LLCs, although BCPV disclaims such beneficial ownership.

(3) Messrs. Bekenstein, Edgerley and Krupka are each Managing Directors of Bain Capital Investors V., Inc., the sole general partner of BCPV, and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B. Accordingly, Messrs, Bekenstein, Edgerley and Krupka may be deemed to beneficially own shares owned by Fund V and Fund V-B. In addition, Messrs. Bekenstein, Edgerley and Krupka are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(4) Mr. Sallay is a Managing Director of HPC, an affiliate of Harvard Private Capital Holdings, Inc. ("Harvard"). Accordingly, Mr. Sallay may be deemed to beneficially own shares owned by Harvard. Mr. Sallay disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(5) Includes 891,630 shares of Class A Common and 99,070 shares of Class L Common issuable upon exercise of outstanding and currently exercisable options.

(6) Amounts shown reflect shares issuable upon exercise of outstanding and currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In Fiscal 1997, the Human Resources Committee (which functions as the Compensation Committee) of the Board of Directors consisted of Mr. Johnston and former directors Mr. Rod Dammeyer (an officer of Zell/Chilmark) and Mr. Rolf H. Towe.

     Pursuant to the Stock Purchase Agreement (defined below), Zell/Chilmark, MBLP and the Company in 1993 entered into a registration rights agreement relating to the Acquired Shares, including the 27,630 Shares purchased by Mr. Towe. Pursuant to the Stock Purchase Agreement, prior to December 18, 1997, the holders of a majority of such Acquired Shares had the right to demand, up to five times but no more than once every six months, registration of their Acquired Shares under the Securities Act of 1933 as amended. In addition, under certain conditions, the holders of the Acquired Shares had a right to include some or all of their Acquired Shares in any subsequent registration statement filed by the Company with respect to the sale of Shares. The Company agreed to bear all expenses associated with any registration statement relating to the Acquired Shares other than any underwriting discounts or commissions, brokerage commissions and fees.

MANAGEMENT SUBSCRIPTION AND BENEFIT ARRANGEMENTS. See "Management --Compensation Pursuant to Plans and Other Arrangements -- Severance Arrangements" for a description of the Company's severance arrangements with certain executive officers. See "Management -- Compensation Pursuant to Plans and Other Arrangements -- Executive Employment Agreements" for a description of the Company's employment arrangements with Mr. Beggs.

STOCK REPURCHASE AGREEMENTS. Certain officers, key employees of the Company and certain former employees of the Company (collectively, the "Management Investors") prior to December 18, 1997 were the beneficial owners of 63,830 Shares, (the "Management Investors' Shares"). Such Shares were acquired in connection with the LBO pursuant to subscription agreements between the Company and such individuals (the "Subscription Agreements") or subsequently acquired as stock bonuses pursuant to the same Subscription Agreements. The Subscription Agreements provided that the Management Investors' Shares were subject to put options whereby the Company may be required to redeem such Shares at fair market value in the event of a Management Investor's death, disability, or termination of employment under certain circumstances, prior to January 1, 1994, at the option of the Management Investor or his estate. Under certain circumstances, such

Shares also were subject to call options whereby the Company, at its option, had the right to purchase such Shares from a Management Investor at fair market value, so long as the Company had not effected a public offering of its common stock, in the event of either (i) a Management Investor's voluntary termination of employment on or before January 1, 1994, or (ii) a Management Investor's termination for cause (as defined). Due to the possibility of repurchase in connection with the put options, such Management Investors' Shares were not considered to be part of the Company's stockholders' equity for periods prior to January 1, 1994. The Subscription Agreements also grant to the Management Investors certain registration rights in the event that the Company (or, in certain circumstances, other investors in the Company) registers any common stock under the Securities Act.

FULCRUM. In connection with the LBO, The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (together, the "Fulcrum Partnerships"), purchased, after giving effect to the reverse stock split, 961,400 Shares pursuant to a stock subscription agreement with the Company (the "Fulcrum Stock Subscription Agreement") which provides that, under certain circumstances, the Company had a right of first refusal in the event of a proposed sale of such Shares by the Fulcrum Partnerships. The Fulcrum Subscription Agreement also granted to the Fulcrum Partnerships certain rights to demand the registration of their Shares and certain registration rights in the event that the Company (or, in certain circumstances, other investors in the Company) registers any common stock under the Securities Act. In addition, the Fulcrum Partnerships held Restructure Warrants to acquire up to an aggregate of 3,532,684 Shares.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Sealy Corporation and its subsidiaries are included in Part II, Item 8:

             Sealy Corporation

             Report of Independent Auditors

             Consolidated Balance Sheets at November 30, 1997 and December 1,
             1996

             Consolidated Statements of Operations for the years ended November 30, 1997, December 1, 1996, and November 30, 1995.

             Consolidated Statements of Stockholders' Equity for the years ended November 30, 1997, December 1, 1996, and November 30, 1995.

             Consolidated Statements of Cash Flows for the years ended November 30, 1997, December 1, 1996, and November 30, 1995.

             Notes to consolidated financial statements

(a)(2)  The exhibits to this report are listed in section (c) of Item 14 below.

(b) A Form 8-K was filed December 30, 1997 to report merger of the Company with Sandman Merger Corporation, the Company's tender for all of its 10 1/4% Senior Subordinated Notes due in 2003, a related solicitation of consents to modify certain terms of those notes, as well as to report actions by Sealy Mattress Company, a wholly owned subsidiary of the Company, entering into senior credit agreements providing for loans of up to $550 million, and issuing $253 million in notes December 15, 2007.



(c)     Exhibits

        EXHIBIT
         NUMBER                                             EXHIBIT DESCRIPTION
        -------                                             -------------------
          2.1    Agreement and Plan of Merger, dated as of October 30, 1997, by and among the Registrant, Sandman Merger Corporation and Zell/Chilmark Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed
                 December 30, 1997 (File No. 1-8738)).

          2.2    First Amendment to the Agreement and Plan of Merger, dated as of December 18, 1997, by and among the Registrant,
                 Sandman Merger Corporation and Zell/Chilmark Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          3.1    Restated Certificate of Incorporation of Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended
                 November 30, 1991 (File No. 1-8738)).

          3.2    By-Laws of Sealy Corporation adopted as of November 4, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-
                 8738)) .

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

        EXHIBIT
         NUMBER                                             EXHIBIT DESCRIPTION
        -------                                             -------------------

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

          4.9    Indenture, dated as of May 7, 1993, by and between Sealy Corporation and Society National Bank relating to the
                 Sealy Corporation's 9 1/2% Senior Subordinated Notes. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K Current Report of Sealy Corporation dated May 7, 1993).

          4.10   Form of 9 1/2% Senior Subordinated Note Due 2003. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K Current Report of Sealy Corporation dated May 7, 1993.)

          4.11   Restated Secured Credit Agreement, dated as of May 27, 1994, by and among Sealy Corporation, Certain Banks and
                 Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America (formerly Continental Bank
                 N.A.) and General Electric Capital Corporation, as Managing Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy Corporation dated May 31, 1994, File No. 1-8738.)

          4.12   Amendment No. 1 to Warrant Agreement between Sealy Corporation and Society National Bank as Warrant Agent, dated
                 April 1, 1995. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q, Quarterly Report of
                 Sealy Corporation dated August 31, 1995 (File No. 1-8738)).

          4.13   First Amendment and consent to Restated Secured Credit Agreement, dated May 27, 1994 by and among Sealy
                 Corporation, Certain Banks and Other Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America
                 and General Electric Capital Corporation, as Managing Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)) .

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

        EXHIBIT
         NUMBER                                             EXHIBIT DESCRIPTION
        -------                                             -------------------

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

            4.16 Supplemental Indenture dated as of February 21, 1997, by and between Sealy Corporation and Mellon Bank, F.S.B. (as successor trustee to Key Bank National Association, formerly known as Society National Bank). (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended
                 December 1, 1996 (File No. 1-8738)).

            4.17 $275,000,000 Second Restated Credit Agreement dated as of February 25, 1997 among Sealy Corporation, as Borrower,
                 Various Financial Institutions, as Banks, Banque Paribas, as Documentation Agent, Nationsbank, N.A., as Syndication
                 Agent, and Bank of America Illinois, as Administrative Agent. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-
                 8738)).

            4.18 Indenture, dated as of December 18, 1997, by and among Sealy Mattress Company, the Guarantors named therein and The
                 Bank of New York, as trustee, with respect to the Seriea A and Series B 9 7/8% Senior Subordinated Notes due 2007.
                 (Incorporated herein by reference, Exhibit 4.1, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

            4.19 Indenture, dated as of December 18, 1997, by and among Sealy Mattress Company, the Guarantors named therein and The
                 Bank of New York, as trustee, with respect to the Series A and Series B 10 7/8% Senior Subordinated Discount Notes
                 due 2007. (Incorporated herein by reference, Exhibit 4.2, to the Form 8-K filed December 30, 1997 (File No. 1-
                 8738)).

            4.20 Second Supplemental Indenture, dated as of December 5, 1997, by and between the Registrant and The Bank of New
                 York, as trustee. (Incorporated herein by reference, Exhibit 4.3, to the Form 8-K filed December 30, 1997 (File No.
                 1-8738)).

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

          *10.9  Employment Agreement dated as of October 31, 1992, by and between Sealy Corporation and Lyman M. Beggs.
                 (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for
                 the fiscal year ended November 30, 1992 (File No. 1-8738)) .

        EXHIBIT
         NUMBER                                             EXHIBIT DESCRIPTION
        -------                                             -------------------
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

           10.14  Amendment No. 2 to Sealy Corporation 1993 Non-Employee Director Stock Option Plan, dated June 27, 1995.
                  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for
                  the fiscal year ended December 1, 1996 (File No. 1-8738)).

           10.15  Amendment No. 3 to Sealy Corporation 1993 Non-Employee Director Stock Option Plan dated as of May 1, 1996.
                  (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for
                  the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.16  Employment Agreement dated March 4, 1996 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy Corporation dated March
                  3, 1996 (File No. 1-8738)).

          *10.17  Amendment No. 1 to Sealy Bonus Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.18  Sealy Corporation Bonus Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's
                  Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.19  Amendment No. 1 to Sealy Corporation 1992 Stock Option Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No.
                  1-8738)).

          *10.20  Amendment No. 1 to Sealy Corporation Performance Share Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No.
                  1-8738)).

          *10.21  Amendment No. 1 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to
                  Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.22  Amendment No. 2 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to
                  Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.23  1996 Transitional Restricted Stock Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.24  Sealy Corporation 1997 Stock Option Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.25  Stock Option Agreement dated March 4, 1996 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.26  Stockholder Agreement dated March 4, 1996 by and among Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

          *10.27  Restricted Stock Agreement dated March 4, 1996 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

           10.28  Dealer Manager Agreement, dated as of November 18, 1997, among Sandman Merger
                  Corporation, the Registrant and Goldman, Sachs & Co.  (Incorporated herein by reference,  Exhibit
                  10.1, to the Form 8-K filed December 30, 1997 (File No.  1-8738)).

           10.29  Purchase Agreement, dated as of December 11, 1997, by and among Sealy Mattress Company,
                  the Guarantors named therein, Goldman, Sachs & Co.    (Incorporated herein by reference,
                  Exhibit 10.2, to the Form 8-K filed December 30, 1997 (File No.  1-8738)).

           10.30  Registration Rights Agreement, dated as of December 18, 1997, by and among Sealy Mattress Company, the Guarantors named therein, Goldman, Sachs & Co., J.P. Morgan Securities Inc. and BT Alex. Brown Incorporated. (Incorporated
                  herein by reference, Exhibit 10.3, to the Form 8-K filed December 30, 1997 (File No. 1-8738)) .


        EXHIBIT
         NUMBER                                             EXHIBIT DESCRIPTION
        -------                                             -------------------
           10.31  Credit Agreement, dated as of December 18, 1997, among Sealy Mattress Company, the Guarantors named therein,
                  Goldman Sachs Credit Partners L.P., as arranger and syndication agent, Morgan Guaranty Trust Company of New York, as administrative agent, Bankers Trust Company, as Documentation agent, and the other institutions named therein.
                  (Incorporated herein by reference, Exhibit 10.4, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

           10.32  AXEL Credit Agreement, dated as of December 18, 1997, among Sealy Mattress Company, the Guarantors named therein,
                  Goldman Sachs Credit Partners L.P., as arranger and syndication agent, Morgan Guaranty Trust Company of New York, as administrative agent, Bankers Trust Company, as documentation agent, and the other institutions named therein.
                  (Incorporated herein by reference, Exhibit 10.5, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.33  Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between Sealy Corporation and Ronald
                  L. Jones. (Incorporated herein by reference, Exhibit 10.6, to the Form 8-K filed December 30, 1997 (File No. 1-
                  8738)).

          *10.34  Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Bruce G. Barman.
                  (Incorporated herein by reference, Exhibit 10.7, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.35  Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Jeffrey C. Claypool.
                  (Incorporated herein by reference, Exhibit 10.8, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.36  Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Gary T. Fazio.
                  (Incorporated herein by reference, Exhibit 10.9, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.37  Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Douglas E. Fellmy.
                  (Incorporated herein by reference, Exhibit 10.10, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.38  Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and David J. McIlquham.
                  (Incorporated herein by reference, Exhibit 10.11, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.39  Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Lawrence J. Rogers.
                  (Incorporated herein by reference, Exhibit 10.12, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.40  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and John G. Bartik.
                  (Incorporated herein by reference, Exhibit 10.13, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.41  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and James F.
                  Goughenour. (Incorporated herein by reference, Exhibit 10.14, to the Form 8-K filed December 30, 1997 (File No. 1-
                  8738)).

          *10.42  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and Richard F.
                  Sowerby. (Incorporated herein by reference, Exhibit 10.15, to the Form 8-K filed December 30, 1997 (File No. 1-
                  8738)).

          *10.43  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and Ronald H. Stolle.
                  (Incorporated herein by reference, Exhibit 10.16, to the Form 8-K filed December 30, 1997 (File No. 1-8738)) .

          *10.44  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and Kenneth L. Walker.
                  (Incorporated herein by reference, Exhibit 10.17, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

          *10.45  Amendment to Amended and Restated Employment Agreement and Termination of Stockholders Agreement, dated as of
                  December 17, 1997, between Ronald L. Jones and the Registrant. (Incorporated herein by reference, Exhibit 10.18, to the Form 8-K filed December 30, 1997 (File No. 1-8738)) .


        EXHIBIT
         NUMBER                                             EXHIBIT DESCRIPTION
        -------                                             -------------------
          *10.46  Amendment to Employment Agreements, dated as of December 17, 1997, between the employees named therein and the
                  Registrant. (Incorporated herein by reference, Exhibit 10.19, to the Form 8-K filed December 30, 1997 (File No. 1-
                  8738)).

          *10.47  Form of Amendment to Change of Control Agreements, dated as of December 17, 1997. (Incorporated herein by reference, Exhibit 10.20, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

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


Date: March 2, 1998

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:



/s/  Richard F. Sowerby            Vice President - Controller     March 2, 1998
-----------------------------      (Principal Accounting Officer)
     Richard F. Sowerby


/s/  Josh Bekenstein               Director                        March 2, 1998
-----------------------------
     Josh Bekenstein


/s/  Paul Edgerley                 Director                        March 2, 1998
-----------------------------
     Paul Edgerley


/s/  James W. Johnston             Director                        March 2, 1998
------------------------------
     James W. Johnston


/s/  Ronald L. Jones               Director                        March 2, 1998
------------------------------
     Ronald L. Jones


/s/  Michael Krupka                Director                        March 2, 1998
-------------------------------
     Michael Krupka


/s/  John M. Sallay                Director                        March 2, 1998
-------------------------------
     John M. Sallay


/s/  Jonas Steinman                Director                        March 2, 1998
-------------------------------
     Jonas Steinman