Form 10-K/A
period 1997-11-30
SEALY CORP
filed 1998-04-03
CIK 748015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                  COMMISSION FILE NUMBER
          NOVEMBER 30, 1997                              1-8738

                               SEALY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 36-3284147
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

             520 PIKE STREET                              98101
           SEATTLE, WASHINGTON                         (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)*

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

                               ----------------

* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Amendment No. 1 amends Item 7, Item 8 and Item 12 of the Annual Report on Form 10-K filed by Sealy Corporation (the "Company") with the Securities and Exchange Commission on March 2, 1998 (the "Form 10-K"). Portions of each item that have been amended are included. Text that has not been amended is not included.

PART II.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company hereby amends the fifth full paragraph on page 13 of the Form 10-K as follows:

  Selling, General and Administrative. Selling, general and administrative expenses were flat versus the prior year, but decreased as a percent of net sales from 33.1% to 31.1%. Increased operating expenses of $16.8 million were offset by a decrease in marketing spending of $14.1 million and a prior year $2.7 million charge associated with closing the sleep sofa business. The increase in operating expenses is due primarily to increases in incentive bonuses and administrative and sales salaries. Additionally, the Company incurred executive severance and transition expenses of $1.9 million. Marketing spending declined from $117.8 million in Fiscal 1995 to $103.7 million in Fiscal 1996 as a result of adjustments in the Company's marketing strategies.

     The Company hereby amends the third full paragraph on page 16 of the Form 10-K as follows:

  The Tranche A Term Loans mature in December 2002. The AXELs Series B mature in December 2004. The AXELs Series C mature in December 2005. The AXELs Series D mature in December 2006. The Tranche A Term Loans are subject to quarterly amortization payments commencing in March 1999, the AXELs Series B, the AXELs Series C and the AXELs Series D are subject to quarterly amortization payments commencing in March 1998 with the AXELs Series B amortizing in nominal amounts until the maturity of the Tranche A Term Loans, the AXELs Series C amortizing in nominal amounts until the maturity of the AXELs Series B and the AXELs Series D amortizing in nominal amounts until the maturity of the AXELs Series
C. The Revolving Credit Facility matures in December 2002. In addition, the Senior Credit Agreements provide for mandatory repayments, subject to certain exceptions, of the Term Loans, and reductions in the Revolving Credit Facility, based on the net proceeds of certain asset sales outside the ordinary course of business of the Issuer and its subsidiaries, the net proceeds of insurance, the net proceeds of certain debt and equity issuances, and excess cash flow (as defined in the Senior Credit Agreements).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company hereby amends the first full paragraph on page 45 of the Form 10-K as follows:

  The Tranche A Term Loans mature in December 2002. The AXELs Series B mature in December 2004. The AXELs Series C mature in December 2005. The AXELs Series D mature in December 2006. The Tranche A Term Loans are subject to quarterly amortization payments commencing in March 1999, the AXELs Series B, the AXELs Series C and the AXELs Series D are subject to quarterly amortization payments commencing in March 1998 with the AXELs Series B amortizing in nominal amounts until the maturity of the Tranche A Term Loans, the AXELs Series C amortizing in nominal amounts until the maturity of the AXELs Series B and the AXELs Series D amortizing in nominal amounts until the maturity of the AXELs Series
C. The Revolving Credit Facility matures in December 2002. In addition, the Senior Credit Agreements provide for mandatory repayments, subject to certain exceptions, of the Term Loans, and reductions in the Revolving Credit Facility, based on the net proceeds of certain asset sales outside the ordinary course of business of the Issuer and its subsidiaries, the net proceeds of insurance, the net proceeds of certain debt and equity issuances, and excess cash flow (as defined in the Senior Credit Agreements).

     The Company hereby amends page 51 of the Form 10-K as follows:

                               SEALY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 30, 1997
                                 (IN THOUSANDS)

                                      SEALY      COMBINED     COMBINED
                            SEALY    MATTRESS   GUARANTOR   NON-GUARANTOR
                         CORPORATION COMPANY   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                         ----------- --------  ------------ ------------- ------------ ------------
Net sales...............  $    --    $37,973     $708,914      $75,042      $(17,095)    $804,834
Costs and expenses:
  Cost of goods sold....       --     23,256      400,785       48,878       (17,014)     455,905
  Selling, general and
   administrative.......     1,336    11,464      233,512       17,346           --       263,658
  Amortization of
   intangibles..........       --        411       11,764        1,089           --        13,264
  Interest expense,
   net..................    32,114       --           (75)        (643)          --        31,396
  Loss (income) from
   equity investees.....     8,969     8,258          --           --        (17,227)         --
  Loss (income) from
   non-guarantor equity
   investees............       --         20       (4,104)         --          4,084          --
  Capital charge and
   intercompany interest
   allocation...........   (69,376)    3,689       64,821          866           --           --
                          --------   -------     --------      -------      --------     --------
Income/(loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............    26,957    (9,125)       2,211        7,506        13,062       40,611
Income taxes............    13,103      (156)       6,140        3,422           --        22,509
                          --------   -------     --------      -------      --------     --------
Income/(loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    13,854    (8,969)      (3,929)       4,084        13,062       18,102
  Extraordinary item....     2,030       --           --           --            --         2,030
  Cumulative effect of a
   change in accounting
   principle............       --        --         4,329          --            --         4,329
                          --------   -------     --------      -------      --------     --------
Net income/(loss).......  $ 11,824   $(8,969)    $ (8,258)     $ 4,084      $ 13,062     $ 11,743
                          ========   =======     ========      =======      ========     ========

  The Company hereby amends page 52 of the Form 10-K as follows:

                               SEALY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 1, 1996
                                 (IN THOUSANDS)

                                      SEALY      COMBINED     COMBINED
                            SEALY    MATTRESS   GUARANTOR   NON-GUARANTOR
                         CORPORATION COMPANY   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                         ----------- --------  ------------ ------------- ------------ ------------
Net sales...............  $    --    $ 33,296    $560,540     $120,223      $(16,421)    $697,638
Costs and expenses:
  Cost of goods sold....       --      19,867     305,100       88,592       (16,300)     397,259
  Selling, general and
   administrative.......       150      9,082     190,628       21,593           --       221,453
  Loss on net assets
   held for sale........       --      11,762         --           --            --        11,762
  Amortization of
   intangibles..........       --         411      11,450        1,733           --        13,594
  Interest expense,
   net..................    30,364        --           91       (1,658)          --        28,797
  Loss (income) from
   equity investees.....    (2,608)     1,796         --           --            812          --
  Income from non-
   guarantor equity
   investees............       --     (15,829)     (2,920)         --         18,749          --
  Capital charge and
   intercompany interest
   allocation...........   (35,043)     3,209      41,595       (9,761)          --           --
                          --------   --------    --------     --------      --------     --------
Income/(loss) before
 income taxes...........     7,137      2,998      14,596       19,724       (19,682)      24,773
Income taxes............     7,522        390      16,392          975           --        25,279
                          --------   --------    --------     --------      --------     --------
Net income/(loss).......  $   (385)  $  2,608    $ (1,796)    $ 18,749      $(19,682)    $   (506)
                          ========   ========    ========     ========      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 30, 1995
                                 (IN THOUSANDS)

                                      SEALY      COMBINED     COMBINED
                            SEALY    MATTRESS   GUARANTOR   NON-GUARANTOR
                         CORPORATION COMPANY   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                         ----------- --------  ------------ ------------- ------------ ------------
Net sales...............  $    --    $30,460     $537,672      $96,296      $(10,486)    $653,942
Costs and expenses:
  Cost of goods sold....       --     16,548      286,088       70,209       (10,429)     362,416
  Selling, general and
   administrative.......   (13,080)    8,382      192,205       15,903           --       203,410
  Amortization of
   intangibles..........       --        411       12,143        1,502           --        14,056
  Interest expense,
   net..................    33,113       --          (819)      (1,276)          --        31,018
  Income from equity
   investees............   (11,870)   (9,001)         --           --         20,871          --
  Income from non-
   guarantor equity
   investees............       --     (1,346)      (4,160)         --          5,506          --
  Capital charge and
   intercompany interest
   allocation...........   (32,794)    2,773       29,678          343           --           --
                          --------   -------     --------      -------      --------     --------
Income/(loss) before
 income taxes...........    24,631    12,693       22,537        9,615       (26,434)      43,042
Income taxes............     5,104       823       13,536        4,109           --        23,572
                          --------   -------     --------      -------      --------     --------
Net income/(loss).......  $ 19,527   $11,870     $  9,001      $ 5,506      $(26,434)    $ 19,470
                          ========   =======     ========      =======      ========     ========

PART III.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company hereby amends page 64 of the Form 10-K as follows:

L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common is identical to the Class A Common and the Class M Common is identical to the Class L Common except that the Class B Common and the Class M common are nonvoting. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

                                                SHARES BENEFICIALLY
                                                       OWNED
                                              -----------------------
                            CLASS A COMMON        CLASS B COMMON          CLASS L COMMON          CLASS M COMMON
                         -------------------- ----------------------- ----------------------- -----------------------
                          NUMBER   PERCENTAGE    NUMBER    PERCENTAGE    NUMBER    PERCENTAGE    NUMBER    PERCENTAGE
                          SHARES    OF CLASS     SHARES     OF CLASS     SHARES     OF CLASS     SHARES     OF CLASS
                         --------- ---------- ------------ ---------- ------------ ---------- ------------ ----------
PRINCIPAL STOCKHOLDERS:
Bain Funds(1)(2)........ 9,450,000    48.4%     612,284.54     7.9%      1,050,000    48.4%      68,031.62     7.9%
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116
Harvard Private Capital
 Holdings, Inc. ........ 4,000,000    20.5             --      --     444,444.4444    20.5             --      --
c/o Harvard Management
Company, Inc.
600 Atlantic Avenue
Boston, MA 02210
Sealy Investors 1,
 LLC(2).................   973,989     5.0    5,086,617.06    65.3         108,221     5.0    565,179.6733    65.3
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116
Sealy Investors 2,
 LLC(2).................   973,989     5.0    2,056,314.03    26.4         108,221     5.0    228,479.3367    26.4
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116
Sealy Investors 3,
 LLC(2).................   973,989     5.0       36,112.01     *           108,221     5.0      4,012.4456     *
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116
Zell/Chilmark Fund,
 L.P. .................. 2,862,000    14.7             --     --           318,000    14.7             --      --
Two North Riverside
 Drive
Suite 1500
Chicago, IL 60606

--------
* Less than one percent
(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain CapitalFund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Bekenstein, Edgerley and Krupka.
(2) The members of Sealy Investors 1, LLC ("SI1") are Chase Equity Associates, L.P. and Bain Capital Partners V, L.P. ("BCPV"). The members of Sealy Investors 2, LLC ("SI2") are CIBC WG Argosy Merchant Fund 2, L.L.C. and BCPV. The members of Sealy Investors 3, LLC ("SI3" and, collectively with SI1 and SI2, the "LLCs") are BancBoston Investments, Inc. and BCPV. BCPV is the administrative member of each LLC and beneficially owns 1% of the equity of each LLC. Accordingly, BCPV may be deemed to beneficially own certain shares owned by the LLCs, although BCPV disclaims such beneficial ownership.

     The Company hereby amends page 65 of the Form 10-K as follows:

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

                                                       SHARES BENEFICIALLY OWNED
                          -----------------------------------------------------------------------------------
                             CLASS A COMMON      CLASS B COMMON        CLASS L COMMON        CLASS M COMMON
                          --------------------- ----------------- ------------------------- -----------------
                            NUMBER   PERCENTAGE NUMBER PERCENTAGE     NUMBER     PERCENTAGE NUMBER PERCENTAGE
                            SHARES    OF CLASS  SHARES  OF CLASS      SHARES      OF CLASS  SHARES  OF CLASS
                          ---------- ---------- ------ ---------- -------------- ---------- ------ ----------
DIRECTORS & EXECUTIVE OFFICERS:
Josh Bekenstein(1)(3)...   9,450,000    48.4%    --       --           1,050,000    48.4%    --       --
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116
Paul Edgerley(1)(3).....   9,450,000    48.4     --       --           1,050,000    48.4     --       --
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116
Michael Krupka(1)(3)....   9,450,000    48.4     --       --           1,050,000    48.4     --       --
c/o Bain Capital, Inc.
Two Copley Place
Boston, MA 02116
John M. Sallay(4).......   4,000,000    20.5     --       --        444,444.4444    20.5     --       --
c/o Harvard Management
Company, Inc.
600 Atlantic Avenue
Boston, MA 02210
Ronald Jones(5).........     939,996     4.6     --       --             104,444     4.6     --       --
c/o Sealy Corporation
1228 Euclid Avenue
Cleveland, OH 44115
Gary T. Fazio(6)........      75,285     *       --       --               8,365     *       --       --
c/o Sealy Corporation
1228 Euclid Avenue
Cleveland, OH 44115
Douglas Fellmy..........      75,285     *       --       --               8,365     *       --       --
c/o Sealy Corporation
1228 Euclid Avenue
Cleveland, OH 44115
David McIlquham.........      41,994     *       --       --               4,666     *       --       --
c/o Sealy Corporation
1228 Euclid Avenue
Cleveland, OH 44115
Lawrence J. Rogers......      75,285     *       --       --               8,365     *       --       --
c/o Sealy Corporation
1228 Euclid Avenue
Cleveland, OH 44115
All directors and
 executive officers as a
 group (15 persons).....  14,944,630    71.8%    --       --      1,660,514.4444    71.8%    --       --

--------
* Less than one percent

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, SEALY CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Sealy Corporation

                                                    /s/ Ronald L. Jones
                                          By: _________________________________
                                               RONALD L. JONES PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                     EXECUTIVE OFFICER)

Date: April 3, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                        TITLE

       /s/ Richard F. Sowerby          Vice President--         April 3, 1998
-------------------------------------   Controller
         RICHARD F. SOWERBY             (Principal
                                        Accounting Officer)

         /s/ Josh Bekenstein           Director                 April 3, 1998
-------------------------------------
           JOSH BEKENSTEIN

          /s/ Paul Edgerley            Director                 April 3, 1998
-------------------------------------
            PAUL EDGERLEY

        /s/ James W. Johnston          Director                 April 3, 1998
-------------------------------------
          JAMES W. JOHNSTON

         /s/ Ronald L. Jones           Director                 April 3, 1998
-------------------------------------
           RONALD L. JONES

         /s/ Michael Krupka            Director                 April 3, 1998
-------------------------------------
           MICHAEL KRUPKA

         /s/ John M. Sallay            Director                 April 3, 1998
-------------------------------------
           JOHN M. SALLAY

         /s/ Jonas Steinman            Director                 April 3, 1998
-------------------------------------
           JONAS STEINMAN