Form 10-Q
period 1998-03-01
SEALY CORP
filed 1998-04-15
CIK 748015

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

         For the quarterly period ended:          March 1, 1998
                                                 --------------

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from__________________ to __________________
        Commission file number 1-8738
                               ------

                               SEALY CORPORATION *
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                    36-3284147
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)



   520 PIKE STREET,  SEATTLE, WASHINGTON                         98101
  ----------------------------------------                ----------------------
  (Address of principal executive offices)*                    (Zip Code)


        Registrant's telephone number, including area code (206) 625-1233
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                      -------     ---------

The number of shares of the registrant's common stock outstanding as of April 10, 1998 was 30,344,756.2711.


* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.


================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1 - Financial Statements

                                SEALY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                   QUARTER ENDED             QUARTER ENDED
                                                                                       MARCH 1,                  MARCH 2,
                                                                                         1998                      1997
                                                                                        ------                    -----

Net sales                                                                             $ 209,259                $ 168,904
                                                                                      ---------                ---------

Costs and expenses:
   Cost of goods sold                                                                   121,484                   96,697
   Selling, general and administrative                                                   87,597                   55,574
   Amortization of intangibles                                                            3,162                    3,480
   Interest expense, net                                                                 15,528                    6,801
                                                                                      ---------                ---------
                                                                                        227,771                  162,552
                                                                                      ---------                ---------

(Loss) income before income tax and
   extraordinary item                                                                   (18,512)                   6,352
Income tax (benefit) expense                                                               (747)                   3,164
                                                                                      ---------                ---------
            (Loss) income before
              extraordinary item                                                        (17,765)                   3,188

Extraordinary item - loss from early
   extinguishment of debt (net of income
    tax benefit of $9,636 and $1,353,
    respectively)                                                                        14,455                    2,030
                                                                                      ---------                ---------
            Net (loss) income                                                         $ (32,220)               $   1,158
                                                                                      =========                =========

(Loss)/earnings per common share - basic:
   (Loss) income before extraordinary item                                            $   (0.59)               $    0.11
   Extraordinary item                                                                     (0.47)                   (0.07)
                                                                                      ---------                ---------
   Net (loss) income                                                                  $   (1.06)               $    0.04
                                                                                      =========                =========

(Loss)/earnings per common share - diluted:
   (Loss) income before extraordinary item                                            $   (0.59)               $    0.11
   Extraordinary item                                                                     (0.47)                   (0.07)
                                                                                      ---------                ---------
   Net (loss) income                                                                  $   (1.06)               $    0.04
                                                                                      =========                =========
Weighted average common shares outstanding:
   Basic                                                                                 30,345                   29,726
   Diluted                                                                               30,345                   30,035

     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                      MARCH 1,               NOVEMBER 30,
                                                                                        1998                    1997
                                                                                       ------                   ----
ASSETS
Current assets:
   Cash and cash equivalents                                                        $   6,170                $   6,057
   Accounts receivable, less allowance for doubtful
      accounts (1998 - $8,175; 1997 - $7,696)                                         105,341                   93,918
   Inventories                                                                         50,718                   46,007
   Prepaid expenses and deferred taxes                                                 13,783                   22,529
                                                                                    ---------                ---------
                                                                                      176,012                  168,511

Property, plant and equipment - at cost                                               174,547                  169,603
Less:  accumulated depreciation                                                       (46,493)                 (43,995)
                                                                                    ---------                ---------
                                                                                      128,054                  125,608

Other assets:
   Goodwill and other intangibles - net of
      accumulated amortization
      (1998 - $66,963; 1997 - $63,801)                                                408,107                  411,269
   Debt issuance costs, net, and other assets                                          38,530                   15,679
                                                                                    ---------                ---------
                                                                                      446,637                  426,948
                                                                                    ---------                ---------
                                                                                    $ 750,703                $ 721,067
                                                                                    =========                =========








     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                        MARCH 1,                 NOVEMBER 30,
                                                                          1998                       1997
                                                                         ------                     ------
LIABILITIES AND STOCKHOLDERS'
    (DEFICIT) EQUITY
Current liabilities:
   Current portion of long-term obligations                           $   3,701                  $    --
   Accounts payable                                                      44,566                     49,676
   Accrued interest                                                      10,629                      2,038
   Accrued incentives and advertising                                    33,301                     30,704
   Accrued compensation                                                   6,946                     17,771
   Other accrued expenses                                                24,470                     20,098
                                                                      ---------                  ---------
                                                                        123,613                    120,287

Long-term obligations                                                   705,272                    330,000
Other noncurrent liabilities                                             36,261                     35,713
Deferred income taxes                                                    13,376                     30,001

Stockholders' (deficit) equity:
   Common stock                                                             303                        299
   Additional paid-in capital                                           134,414                    257,320
   Retained deficit                                                    (260,303)                   (50,614)
   Foreign currency translation adjustment                               (2,233)                    (1,939)
                                                                      ---------                  ---------
                                                                       (127,819)                   205,066
Commitments and contingencies                                              --                         --
                                                                      ---------                  ---------
                                                                      $ 750,703                  $ 721,067
                                                                      =========                  =========





     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                     QUARTER ENDED         QUARTER ENDED
                                                                                       MARCH 1,                MARCH 2,
                                                                                         1998                    1997
                                                                                        ------                  ------

Net cash (used in) provided by operating activities                                  $ (39,797)             $      27
                                                                                     ---------              ---------

Investing activities:
   Proceeds from sale of subsidiary                                                       --                   35,000
   Purchase of property and equipment, net                                              (5,300)                (3,955)
                                                                                     ---------              ---------
       Net cash provided by (used in) investing activities                              (5,300)                31,045
                                                                                     ---------              ---------
Financing activities:
   Treasury stock repurchase                                                          (410,027)                  --
   Proceeds from long-term obligations, net                                            351,648                 68,348
   Equity contributions                                                                134,717                   --
   Dividend                                                                               --                  (99,776)
   Debt issuance costs                                                                 (31,128)                (6,130)
                                                                                     ---------              ---------
       Net cash provided by (used in) financing activities                              45,210                (37,558)
                                                                                     ---------              ---------

Change in cash and cash equivalents                                                        113                 (6,486)
Cash and cash equivalents:
   Beginning of period                                                                   6,057                 16,619
                                                                                     ---------              ---------
   End of period                                                                     $   6,170              $  10,133
                                                                                     =========              =========


Supplemental disclosures:
-------------------------
Cash paid for:
   Taxes paid, net                                                                   $   1,567              $   3,250
   Cash interest paid                                                                $  12,340              $   1,361
Selected noncash items:
   Depreciation                                                                      $   2,711              $   3,141
   Issuance of Junior Notes                                                          $  25,000              $      --

     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 1, 1998


NOTE A -- BASIS OF PRESENTATION

        This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

        The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

        The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 1, 1998, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

        Certain reclassifications of previously reported financial information were made to conform to the 1998 presentation.


NOTE B -- INVENTORIES

        The major components of inventories were as follows:

                                              MARCH 1,             NOVEMBER 30,
                                                1998                  1997
                                             ---------               -------
                                                      (IN THOUSANDS)

                    Raw materials              $28,939               $26,251
                    Work in process             13,884                12,594
                    Finished goods               7,895                 7,162
                                               -------               -------

                                               $50,718               $46,007
                                               =======               =======

NOTE C - RECAPITALIZATION

        On October 30, 1997, Sealy Corporation ("Parent") entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chilmark Fund, L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of Parent (the "Existing Common Stock"). Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into Parent with Parent being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (85.3% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash equal to $419.4 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into voting preferred stock and then reconverted into $25.0 million in aggregate principal amount of junior subordinated notes ("Junior Notes") of the Company and a retained voting common stock interest in the Company of approximately 14.7%. Concurrent with the Recapitalization, the Company refinanced existing indebtedness (the "Refinancing") by Sealy Mattress Company (the "Issuer"), a wholly owned subsidiary of the Parent, issuing $125 million of Senior Subordinated Notes and $128 million, with net proceeds to the Company of $75.4 million, of Senior Subordinated Discount Notes (the "Notes") and by entering into and borrowing $460 million under the Senior Credit Agreements.

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998

        After the Recapitalization, the issued and outstanding capital stock of the Company consists of Class A common stock, par value $0.01 per share ("Class A Common"), Class B common stock, par value $0.01 per share ("Class B Common"), Class L common stock, par value $0.01 per share ("Class L Common"), and Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The Class L Common and the Class M Common are senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

        Upon the consummation of the Recapitalization, Parent and certain of its stockholders, including the Bain Funds, Harvard Private Capital, Inc. ("Harvard"), Sealy Investors 1, LLC, Sealy Investors 2, LLC, Sealy Investors 3, LLC (the "LLCs") and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement (i) required that each of the parties thereto vote all of its voting securities of Parent and take all other necessary or desirable actions to cause the size of the Board of Directors of Parent to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) granted Parent and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of Parent held by Zell, Harvard or the LLCs, (iii) granted Harvard a right of first offer on any proposed transfer of shares of capital stock of Parent held by Bain Funds; (iv) granted tag-along rights on certain transfers of shares of capital stock of Parent; (v) required the Stockholders to consent to a sale of Parent to an independent third party if such sale is approved by holders constituting a majority of the then outstanding shares of voting common stock of Parent; and
(vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of Parent until the tenth anniversary of the date of the consummation of the Recapitalization. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an Initial Public Offering or an Approved Sale (as each is defined in the Stockholders Agreement).

        Immediately prior to the closing of the Recapitalization (the "Closing"), Parent contributed (the "Capital Contribution") all of the issued and outstanding stock of Sealy, Inc., an Ohio corporation, the Stearns & Foster Bedding Company, a Delaware corporation, Advanced Sleep Products, a California corporation, Sealy Components-Pad, Inc., a Delaware corporation and Sealy Mattress Company of San Diego, a California corporation, to the capital of the Issuer. Immediately after the Capital Contribution, the Issuer became the only direct subsidiary of Parent and owns 100% of the operations of Parent. At the Closing, Sandman was merged with and into Parent with Parent the surviving corporation.

        The Recapitalization transaction resulted in an aggregate direct net charge to APIC and retained deficit totaling $435.1 million primarily comprised of the costs associated with the purchase of the then outstanding Class A and Class B Common Stock, the repurchase of Merger Warrants and the repurchase of Series A and Series B Restructure Warrants. The Recapitalization transaction also resulted in a pretax charge within selling, general and administrative expense of $18.5 million comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees in connection with the transaction. The Company recorded a $14.5 million charge, net of income tax benefit of $9.6, representing the writeoff of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes in connection with the Recapitalization.

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998

NOTE D -- LONG-TERM OBLIGATIONS

                                                                 MARCH 1,           NOVEMBER 30,
                                                                  1998                 1997
                                                                 ------               ------
                                                                       (IN THOUSANDS)
          Senior Axels Credit Agreement                         $330,000             $   --
          Senior Revolving Credit Agreement:
               Tranche A Terms Loans                             120,000                 --
               Revolving Credit Facility                          29,000                 --
          Senior Subordinated Notes                              125,000                 --
          Senior Subordinated Discount Notes                      77,153                 --
          Junior Subordinated Notes                               25,619                 --
          $275,000,000 Second Restated Secured
             Credit Agreement - Revolving Credit
             Facility                                               --                130,000
          10 1/4% Senior Subordinated Notes Due 2003               2,201              200,000
                                                                --------             --------
                                                                 708,973              330,000
          Less current portion                                     3,701                 --
                                                                --------             --------
                                                                $705,272             $330,000
                                                                ========             ========


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

        The Company's 1997 Credit Agreement was terminated in connection with the Recapitalization. The 1997 Credit Agreement provided for a $275.0 million reducing revolving credit facility and a discretionary swing loan facility of up to $20.0 million. Upon consummation of the Transactions, the Issuer entered into the AXELs credit agreement (the "Senior AXELs Credit Agreement") and a credit agreement providing for Tranche A Term Loans and revolving borrowings (the "Senior Revolving Credit Agreement" and, together with the Senior AXELs Credit Agreement, the "Senior Credit Agreements). The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Recapitalization. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and will bear interest at a floating rate. See Note H for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements will require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contains covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998

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

        The Junior Notes have an initial principal balance outstanding of $25.0 million and mature on December 18, 2008. Interest on the Junior Notes accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company elects to add accrued interest for such quarter to the then outstanding principal balance. The Company has the option, at each quarter end, to elect to pay the interest due for the quarter or add such interest to the principal balance through the term of the Note.

        The Notes were issued pursuant to an Indenture (the "Senior Subordinated
Note Indenture") among the Issuer, the Guarantors and The Bank of New York, as trustee (the "Senior Subordinated Note Trustee"). The Senior Subordinated Discount Notes were issued pursuant to an Indenture (the "Senior Subordinated Discount Note Indenture" and together with the Senior Subordinated Note Indenture, the "Indentures") among the Issuer, the Guarantors, and The Bank of New York, as trustee (the "Senior Subordinated Discount Note Trustee" and, together with the Senior Subordinated Note Trustee, the "Trustees").

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

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998

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

                                                                PERCENTAGE OF
          YEAR                                                PRINCIPAL AMOUNT

          2002 .....................................              104.937%
          2003 .....................................              103.292%
          2004 .....................................              101.646%
          2005 and thereafter ......................              100.000%

        Notwithstanding the foregoing, during the first 36 months after December 11, 1997, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of Senior Subordinated Notes originally issued under the Senior Subordinated Note Indenture at a redemption price of 109.875% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages thereon, if any, to the redemption date, with the net cash proceeds of any Equity Offerings; (as defined in the Indentures) provided that at least $80.0 million in aggregate principal amount of Senior Subordinated Notes remain outstanding immediately after the occurrence of such redemption (excluding Senior Subordinated Notes held by the Company and its Subsidiaries); and provided further that such redemption shall occur within 120 days of the date of closing of any such Equity Offering.

        The Senior Subordinated Discount Notes are limited in aggregate principal amount at maturity to $275.0 million, of which $128.0 million were issued in the Offering, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Additionally Senior Subordinated Discount Notes may be issued from time to time after the date of the Senior Subordinated Discount Note Indenture, subject to the provisions of the Senior Subordinated Discount Note Indenture. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998

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

                                                                PERCENTAGE OF
          YEAR                                                PRINCIPAL AMOUNT

          2002 .....................................              105.437%
          2003 .....................................              103.625%
          2004 .....................................              101.812%
          2005 and thereafter ......................              100.000%

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

NOTE E -- CONTINGENCIES

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

        Since issuance of the ACO, the DEP has approved the Company's soil remediation plans and its initial groundwater remediation plan. Further investigation in 1996 revealed certain additional areas of soil contamination resulting from activities at the South Brunswick facility prior to the Company's acquisition of the site. In 1997, the Company, with DEP approval, completed essentially all soil remediation and conducted a pilot test for a company-proposed revision to the groundwater remediation program. The Company's revised groundwater remediation plan will be submitted to the DEP for approval in 1998.

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998

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

        In March, 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. In March, 1997, the Company received $1.7 million from a former owner of the site and one of the lenders to the former owner in the final settlement of this litigation.

        In January 1997, the Company filed a claim in the U.S. District Court of New Jersey against former insurance companies for the Company under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. A parallel case seeking a judgement of non-liability was filed by some (but not all) of these insurance companies in the U.S. District Court for the Northern District of Ohio. Both the New Jersey and Ohio District Courts have ruled that New Jersey law applies and the Company has filed a motion seeking a favorable decision holding the insurance companies liable for investigation and remediation costs without the need for trial.

        The Company also has begun to remediate soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court to require these entities to complete the remediation and reimburse the Company for its cleanup costs. This litigation is pending. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

        On May 22, 1997, the Company filed in the United States District Court for the Northern District of Illinois a motion to terminate certain antitrust final judgments (the "Judgments") entered on December 30, 1964 and December 26, 1967. These Judgements, among other things, prohibited the Company from suggesting resale prices to its dealers. During the pendency of the Company's motion to terminate the Judgments, and based upon allegations received by the Department of Justice ("the Department") concerning a possible resale price maintenance agreement with a Stearns & Foster dealer, the Department, on September 8, 1997, issued to the Company a Civil Investigative Demand seeking documents relating to, among other things, communications between the Company and dealers concerning the retail price of mattresses. In response to the Civil Investigative Demand, the Company produced certain documents and the deposition of a Company executive was taken. Immediately following such document production and deposition, the Department consented to the termination of the Judgments and an order terminating the Judgments was entered by the Court on September 19, 1997. After the Court terminated the Judgments, the Department notified the Company on September 29, 1997 that it was limiting the Civil Investigative Demand to certain narrow specifications. In October 1997, the Company produced additional documents in response to the Civil Investigative Demand. On November 24, 1997 the Company received a request from the Department for clarification and additional information. The Company has responded to that request.

 NOTE F -- STOCK OPTION PLAN

        On December 18, 1997, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 5,000,000 shares of Class A Common Stock of the Company for issuance. Options under the 1998 Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. On March 18, 1998, the Company granted ten-year stock options to acquire 2,072,250 shares of Class A Common Stock at an exercise price of $0.50 per share (representing fair market value at the time of grant) and 1,175,000

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998

shares of Class A Common Stock at an exercise price of $4.18 per share (representing a premium to fair market value at the time of grant). The options vest 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant.

NOTE G -- SUBSEQUENT EVENTS

        On March 10, 1998, the Company announced its plans to relocate its Corporate headquarters and Research & Development Center from Cleveland, Ohio to Archdale, North Carolina. The Company will also relocate its Lexington, North Carolina manufacturing plant to Archdale, North Carolina. The Company has entered into an agreement to purchase a property which currently includes an office building and a manufacturing facility. The Company will construct an additional office building on this property to house its Corporate headquarters. The Company is currently reviewing financing alternatives with respect to the property purchase and construction project which it expects to finalize in the second quarter of fiscal 1998. The Company estimates total costs associated with this relocation will result in a pretax charge of approximately $8.5 million which will be recognized primarily in fiscal 1998 with the balance in fiscal 1999.

        On March 30, 1998, the Company announced a call for redemption of all outstanding Parent Notes. The redemption price of 106.33%, plus accrued interest, or approximately $2.5 million, will be paid on May 1, 1998, after which time interest will cease to accrue on the Notes.

NOTE H  -- GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

        As discussed in Note D, the Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes. Substantially all of the Issuer's operating income and cashflow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

        The following supplemental consolidating condensed financial statements present:

                  1. Consolidating condensed balance sheets as of March 1, 1998 and November 30, 1997, consolidating condensed statements of operations and cash flows for the three-month periods ended March 1, 1998 and March 2, 1997.

                  2. Sealy Corporation (the "Parent" and a "guarantor"), Sealy Mattress Company (the "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

                  3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

      Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors in the Notes.

                              SEALY CORPORATION

                       THREE MONTHS ENDED MARCH 1, 1998


                              SEALY CORPORATION
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                MARCH 1, 1998
                                (in thousands)


                                                                 Sealy        Combined       Combined
                                                  Sealy         Mattress     Guarantor     Non-Guarantor
                                               Corporation      Company     Subsidiaries   Subsidiaries    Eliminations Consolidated
ASSETS
Current assets:
  Cash and cash equivalents                      $    --        $      20      $      31      $   6,119     $    --      $   6,170
  Accounts receivable, net                            --            3,587         92,244          9,510          --        105,341
  Inventories                                         --            2,001         43,945          5,209          (437)      50,718
  Prepaid expenses and other assets                 (9,237)           294         21,265          1,461          --         13,783
                                                 ----------------------------------------------------------------------------------
                                                    (9,237)         5,902        157,485         22,299          (437)     176,012

Property, plant and equipment - at cost               --            4,818        156,829         12,900          --        174,547
Less accumulated depreciation                         --            1,335         42,953          2,205          --         46,493
                                                 ----------------------------------------------------------------------------------
                                                      --            3,483        113,876         10,695          --        128,054
Other assets:
  Goodwill and other intangibles, net                 --           14,362        359,063         34,682          --        408,107
  Net investment in and advances
    to (from) subsidiaries and affiliates          (92,054)       664,097       (368,021)       (28,562)     (174,456)        --
  Debt issuance costs, net and
    other assets                                      --           30,878          7,621             31          --         38,530
                                                 ----------------------------------------------------------------------------------
                                                   (92,054)       709,337         (1,341)         5,151      (174,456)     446,637
                                                 ----------------------------------------------------------------------------------
Total assets                                     ($101,291)     $ 718,722      $ 270,020      $  38,145     ($174,893)   $ 750,703
                                                 ==================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion - long-term obligations        $   2,201      $   1,500      $    --        $    --     $    --        $   3,701
  Accounts payable                                    --            2,316         34,474          7,776        --           44,566
  Accrued interest                                       3         10,626           --             --          --           10,629
  Accrued incentives and advertising                  --            1,408         29,985          1,908        --           33,301
  Accrued compensation                                --              151          5,893            902        --            6,946
  Other accrued expenses                             2,369            469         22,028           (307)        (89)        24,070
                                                 ----------------------------------------------------------------------------------
                                                     4,573         16,470         92,380         10,279         (89)       123,613

Long-term obligations                               25,619        679,653           --             --          --          705,272
Other noncurrent liabilities                         3,585           --           32,676           --          --           36,261
Deferred income taxes                               (7,249)           371         16,467          3,787        --           13,376
Stockholders' equity                              (127,819)        22,227        128,497         24,080    (174,804)      (127,819)
                                                 ----------------------------------------------------------------------------------
Total liabilities and stockholders' equity       ($101,291)     $ 718,722      $ 270,020      $  38,145   ($174,893)     $ 750,703
                                                 ==================================================================================

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998



                                SEALY CORPORATION
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                NOVEMBER 30, 1997
                                 (in thousands)

                                                               Sealy      Combined       Combined
                                                 Sealy        Mattress    Guarantor    Non-Guarantor
                                              Corporation     Company    Subsidiaries  Subsidiaries     Eliminations   Consolidated
ASSETS
Current assets:
  Cash and cash equivalents                   $    --       $      20    $   2,062     $   3,975        $    --         $   6,057
  Accounts receivable, net                         --           3,434       79,150        11,334             --            93,918
  Inventories                                      --           1,912       39,240         5,190             (335)         46,007
  Prepaid expenses and other assets              (9,206)          294       29,819         1,622             --            22,529
                                              -----------------------------------------------------------------------------------
                                                 (9,206)        5,660      150,271        22,121             (335)        168,511
Property, plant and equipment - at cost            --           4,664      152,045        12,894             --           169,603
Less accumulated depreciation                      --           1,254       40,603         2,138             --            43,995
                                              -----------------------------------------------------------------------------------
                                                   --           3,410      111,442        10,756             --           125,608
Other assets:
  Goodwill and other intangibles, net              --          14,461      361,976        34,832             --           411,269
  Net investment in and advances
    to (from) subsidiaries and affiliates       543,783         2,636     (357,823)      (28,591)        (160,005)           --
  Debt issuance costs, net and
    other assets                                  8,918            35        6,641            85             --            15,679
                                              -----------------------------------------------------------------------------------
                                                552,701        17,132       10,794         6,326         (160,005)        426,948
                                              -----------------------------------------------------------------------------------
Total assets                                  $ 543,495     $  26,202    $ 272,507     $  39,203        ($160,340)      $ 721,067
                                              ===================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion - long-term obligations     $    --       $    --      $    --       $    --          $    --         $    --
  Accounts payable                                 --           2,086       40,743         6,847             --            49,676
  Accrued interest                                1,973          --             65          --               --             2,038
  Accrued incentives and advertising               --           1,473       26,782         2,449             --            30,704
  Accrued compensation                             --             246       16,244         1,281             --            17,771
  Other accrued expenses                            314           222       18,107         1,573             (118)         20,098
                                              -----------------------------------------------------------------------------------
                                                  2,287         4,027      101,941        12,150             (118)        120,287
Long-term obligations                           330,000          --           --            --               --           330,000
Other noncurrent liabilities                      2,969          --         32,744          --               --            35,713
Deferred income taxes                             3,173           896       22,693         3,239             --            30,001
Stockholders' equity                            205,066        21,279      115,129        23,814         (160,222)        205,066
                                              -----------------------------------------------------------------------------------
Total liabilities and stockholders' equity    $ 543,495     $  26,202    $ 272,507     $  39,203        ($160,340)      $ 721,067
                                              ===================================================================================


                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 1, 1998
                                 (in thousands)

                                                             Sealy       Combined      Combined
                                               Sealy        Mattress     Guarantor    Non-Guarantor
                                            Corporation     Company    Subsidiaries   Subsidiaries      Eliminations  Consolidated

Net sales                                   $    --       $   9,781     $ 185,535     $  18,022         $  (4,079)    $ 209,259
Costs and expenses:
  Cost of goods sold                             --           6,252       108,012        11,300            (4,079)      121,484
  Selling, general and administrative          17,426         2,880        61,331         5,960              --          87,597
  Amortization of intangibles                    --              99         2,914           149              --           3,162
  Interest expense, net                         2,197        13,395           (41)          (23)             --          15,528
  Income from equity investees                 (1,065)      (13,519)         --            --              14,584          --
  Loss (income) from nonguarantor
    equity investees                             --            --            (181)         --                 181          --
  Capital charge and intercompany
    interest allocation                          --             134          (581)          447              --            --
                                            --------------------------------------------------------------------------------------
Income/(loss) before income taxes and
  extraordinary item                          (18,557)          540        14,081           189           (14,765)     (18,512)
  Income taxes                                   (792)         (525)          562             8              --           (747)
                                            --------------------------------------------------------------------------------------
Income/(loss) before extraordinary item       (17,765)        1,065        13,519           181           (14,765)      (17,765)
  Extraordinary item                           14,455          --            --            --                --          14,455
                                             --------------------------------------------------------------------------------------
Net income/(loss)                           $ (32,220)    $ ( 1,065)    $  13,519     $     181         $ (14,765)    $ (32,220)
                                            ======================================================================================

                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 2, 1997
                                 (in thousands)

                                                               Sealy      Combined       Combined
                                                Sealy        Mattress     Guarantor    Non-Guarantor
                                             Corporation     Company    Subsidiaries   Subsidiaries    Eliminations    Consolidated

Net sales                                    $    --       $   7,550     $ 145,262        19,099         $( 3,007)      $ 168,904
Costs and expenses:
  Cost of goods sold                              --           4,825        81,157        13,722          ( 3,007)         96,697
  Selling, general and administrative              254         2,261        49,011         4,048             --            55,574
  Amortization of intangibles                     --              99         3,030           351             --             3,480
  Interest expense, net                          7,299                         (15)         (483)            --             6,801
  Income from equity investees                  (6,991)       (7,238)         --            --             14,219            --
  Loss (income) from nonguarantor
    equity investees                              --             398        (1,013)         --                615            --
  Capital charge and intercompany
    interest allocation                           --              85          (321)          236             --              --
                                             --------------------------------------------------------------------------------------
Income/(loss) before income taxes
  and extraordinary item                          (572)        7,120        13,413         1,225          (14,834)          6,352
  Income taxes                                  (3,760)          139         6,175           610             --             3,164
                                             --------------------------------------------------------------------------------------
Income/(loss) before extraordinary item          3,188         6,981         7,238           615          (14,834)          3,188
  Extraordinary item                             2,030          --            --            --               --             2,030
                                             --------------------------------------------------------------------------------------
Net income/(loss)                            $   1,158     $   6,981     $   7,238     $     615         $(14,834)      $   1,158
                                             ======================================================================================


                                SEALY CORPORATION

                        THREE MONTHS ENDED MARCH 1, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 1, 1998
                                 (in thousands)

                                                                 Sealy     Combined       Combined
                                                    Sealy       Mattress   Guarantor    Non-Guarantor
                                                 Corporation    Company   Subsidiaries  Subsidiaries    Eliminations   Consolidated

Net cash provided by (used in)
  operating activities                              $(33,298)   $  13,970      ($7,022)     $1,183       $(14,630)      ($39,797)
                                                   --------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property
    and equipment, net                                  --           (174)      (5,031)        (95)           --          (5,300)
  Net activity in investment in and
    advances to (from) subsidiaries and
    affiliates                                       635,837     (661,441)      10,182         971         14,451           --
                                                   --------------------------------------------------------------------------------
    Net proceeds provided by (used in)
      investing activities                           635,837     (661,615)       5,151         876         14,451         (5,300)

Cash flows from financing activities:
  Treasury stock repurchase costs                   (410,020)         --           --          --              (7)      (410,027)
  Proceeds from (repayment of) long-
    term obligations, net                           (327,799)     679,447          --          --             --         351,648

  Equity contributions                               134,717          --           --          --             --         134,717
  Debt issuance costs                                    563      (31,691)         --          --             --         (31,128)

  Net equity activity with Parent                       --           (111)        (160)         85            186            --
      Net cash provided by (used in)               --------------------------------------------------------------------------------
        financing activities                        (602,539)     647,645         (160)         85            --          45,210
                                                   --------------------------------------------------------------------------------
Change in cash and cash equivalents                     --            --        (2,031)      2,144                           113
Cash and cash equivalents:
  Beginning of period                                   --             20        2,062       3,975            --           6,057
                                                   --------------------------------------------------------------------------------
 End of period                                      $   --      $      20    $      31      $6,119            --       $   6,170
                                                   ================================================================================


                              SEALY CORPORATION

                       THREE MONTHS ENDED MARCH 1, 1998



                              SEALY CORPORATION
        SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 2, 1997
                                (in thousands)

                                                              Sealy        Combined       Combined
                                              Sealy         Mattress       Guarantor    Non-Guarantor
                                           Corporation       Company      Subsidiaries   Subsidiaries    Eliminations   Consolidated
Net cash provided by (used in)
  operating activities                       $ 10,030      $  6,760        $  6,450       $  1,887         $(25,100)    $      27
                                           -----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of subsidiary               --          35,000             --            --               --          35,000
  Purchase of property and
    equipment, net                               --            (175)         (3,703)           (77)            --          (3,955)
  Net activity in investment in and
    advances to (from) subsidiaries and
    affiliates                                 27,494         5,642          10,413         (6,105)         (39,444)          --
                                           -----------------------------------------------------------------------------------------
    Net proceeds provided by (used in)
      investing activities                     27,494        40,467           6,710         (6,182)         (39,444)       31,045

Cash flows from financing activities:
  Proceeds from (repayment of) long-
    term obligations, net                      68,382          --               --             (35)            --          68,348
  Dividend                                    (99,776)         --               --            --               --         (99,776)
  Debt issuance costs                          (6,130)         --               --            --               --          (6,130)
  Net equity activity with Parent                --         (47,200)        (10,140)        (5,203)          62,544           --
                                           -----------------------------------------------------------------------------------------
      Net cash provided by (used in)
        financing activities                  (37,524)      (47,200)        (10,140)        (5,238)          62,544       (37,558)
                                           -----------------------------------------------------------------------------------------
Change in cash and cash equivalents              --              27           3,020         (9,533)            --          (6,486)

Cash and cash equivalents:
  Beginning of period                            --              54           3,118         13,447             --       $  16,619
                                           -----------------------------------------------------------------------------------------
 End of period                               $   --        $     81        $  6,138       $  3,914         $   --       $  10,133
                                           =========================================================================================


                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 -

QUARTER ENDED MARCH 1, 1998 COMPARED WITH QUARTER ENDED MARCH 2, 1997

      NET SALES Net sales increased $40.4 million, or 23.9% for the quarter ended March 1, 1998, when compared to the quarter ended March 2, 1997. The increase is attributable to a $45.7 million increase in conventional bedding sales offset by a $5.3 million decrease in sales of wood bedroom furniture.

      Conventional bedding sales increased 27.9% over the prior year, driven by a 25.0% or $40.9 million increase in conventional bedding unit shipments and a 2.3% or $4.8 million increase in average unit selling price. These increases were due to sales growth in Posturepedic, Stearns & Foster and promotional product lines, in addition to continued positive results from successful strategic distribution initiatives. The increase in average unit selling price is primarily attributable to the introduction of new or re-engineered higher-end products.

      The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the year ended November 30, 1997.

      COST OF GOODS SOLD Cost of goods sold for the quarter, as a percentage of net sales, increased 0.8 percentage point to 58.1%. This increase is primarily attributable to the introduction of lower price point Posturepedic products, along with selective pricing initiatives partially offset by economies of scale from increased volume and the impact of lower sales of the lower margin wood bedroom furniture.

      SELLING, GENERAL, AND ADMINISTRATIVE Selling, general, and administrative expenses increased $32.0 million due to increased operating expenses of $13.5 million and compensation related costs associated with the Recapitalization of $18.5 million. Increased operating costs were primarily due to increases in marketing spending, $8.9 million, and delivery expenses, $2.5 million, as a result of increased sales volume. Marketing spending also was impacted by an increased spending rate for cooperative advertising and promotions partially offset by lower national advertising. Recapitalization costs of $18.5 million were primarily comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees in connection with the transaction.

      INTEREST EXPENSE Interest expense, net of interest income, increased $8.7 million primarily as a result of significantly higher debt levels due to the Recapitalization and a higher interest rate spread.

      INCOME TAX The Company's provision for income taxes decreased $3.9 million to a benefit of $0.7 million, due to an $18.5 million pretax loss as compared to $6.4 million pretax income, respectively for the quarter ended March 1, 1998 and March 2, 1997, partially offset by a lower effective tax rate. The effective income tax rate for 1998 is approximately 4.0% as compared to 49.8% in 1997. The relatively low effective tax rate is due to low projected full year income before income tax and extraordinary item adjusted for permanent differences. This low estimated income is due to increased leverage and compensation charges associated with the Recapitalization.

      EXTRAORDINARY ITEM The Company recorded a $14.5 million charge, net of income tax benefit of $9.6 million, representing the writeoff of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes in connection with the Recapitalization.

      NET (LOSS) INCOME For the reasons set forth above, the Company recorded a net loss of $32.2 million for the quarter ended March 1, 1998 versus net income of $1.2 million for the quarter ended March 2, 1997.

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $5.4 million for the quarter ended March 1, 1998. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. However, the Company is currently reviewing financing alternatives with respect to its property purchase and corporate headquarters construction in connection with its relocation to Archdale, North Carolina and the ultimate financing may require an amendment to current year capital expenditure limitations. Additionally, the Company estimates total costs associated with this relocation will result in a pretax charge of approximately $8.5 million which will be recognized primarily in fiscal 1998 with the balance in fiscal 1999. At March 1, 1998, the Company had approximately $59 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $12 million. The weighted average interest rate on the Revolving Credit Facility at March 1, 1998 was 8.7%.

      On January 15, 1997, the Company sold its subsidiary that manufactured wood bedroom furniture under the Samuel Lawrence brand name. Gross proceeds from the sale of $35.0 million were used to reduce amounts outstanding under the 1994 Restated Credit Agreement.

      Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, the estimated $8.5 million of costs associated with the relocation to Archdale, North Carolina, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business.

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

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.        Legal Proceedings.

               See Note E to the Condensed Consolidated Financial Statements,
               Part I, Item 1 included herein.

Item 4.        Submission of Matters to a Vote of Security Holders

               On December 18, 1997, the Company's shareholders executed a written consent approving and adopting the Company's 1998 Stock Option Plan (See Item 6, Exhibit Number 10.48) providing for the use of up to 5,000,000 shares of Class A Common Stock of the Company for issuance as either Incentive Stock Options or Nonqualified Stock Options, as defined by the Internal Revenue Code.

Item 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibits:

                        10.48    Sealy Corporation 1998 Stock Option Plan
                        27.1     Financial Data Schedule.

               (b)     Reports on Form 8-K:

                       The Company filed a Current Report on Form 8-K during the second quarter of its 1998 fiscal year on March 17, 1998, announcing a change in independent accountants.

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


                                SEALY CORPORATION



           Signature                                               Title
           ---------                                               -----



By: /s/ Ronald L.  Jones                   President and Chief Executive Officer
    ---------------------------------             (Principal Executive Officer)
         Ronald L. Jones



By: /s/ Richard F. Sowerby                 Vice President of Finance
    ---------------------------------             (Principal Financial and
          Richard F. Sowerby                        Accounting Officer)