Form 10-Q
period 1998-05-31
SEALY CORP
filed 1998-07-15
CIK 748015

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

            For the quarterly period ended:       May 31, 1998
                                                  ------------
                                       OR
  [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to __________________
        Commission file number 1-8738
                               ------


                               SEALY CORPORATION *
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      36-3284147
              --------                                      ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)




  520 PIKE STREET,  SEATTLE, WASHINGTON                            98101
  -------------------------------------                      -----------------
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


The number of shares of the registrant's common stock outstanding as of July 6, 1998 was 30,344,756.2711.


* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.


================================================================================




                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1 - Financial Statements
                                                  SEALY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     (UNAUDITED)


                                                                                  QUARTER ENDED           QUARTER ENDED
                                                                                   MAY 31, 1998           JUNE 1, 1997
                                                                                   ------------           ------------


Net sales                                                                          $ 213,572                $ 180,625
                                                                                   ---------                ---------



Costs and expenses:

   Cost of goods sold                                                                121,167                  100,432

   Selling, general and administrative                                                74,033                   60,387

   Amortization of intangibles                                                         3,336                    3,198

   Interest expense, net                                                              17,517                    8,206
                                                                                   ---------                ---------

                                                                                     216,053                  172,223
                                                                                   ---------                ---------


(Loss) income before income tax
         and extraordinary item                                                       (2,481)                   8,402

                                                                                        (831)                   5,120
                                                                                   ---------                ---------
Income tax (benefit) expense

         (Loss) income before
                   extraordinary item                                                 (1,650)                   3,282



Extraordinary item - loss from early
   extinguishment of debt (net of income
    tax benefit of $57)                                                                   82                     --
                                                                                   ---------                ---------
         Net (loss) income                                                         $  (1,732)               $   3,282
                                                                                   =========                =========



(Loss)/earnings per common share - basic:

   (Loss) income before extraordinary item                                         $   (0.06)               $    0.11
   Extraordinary item                                                                     --                       --
                                                                                   ---------                ---------
   Net (loss) income                                                               $   (0.06)               $    0.11
                                                                                   =========                =========




(Loss)/earnings per common share - diluted:

   (Loss) income before extraordinary item                                         $   (0.06)               $    0.11
   Extraordinary item                                                                     --                       --
                                                                                   ---------                ---------
   Net (loss) income                                                               $   (0.06)               $    0.11
                                                                                   =========                =========


Weighted average number of common shares outstanding:
         Basic                                                                        30,345                   29,934
         Diluted                                                                      30,345                   30,276




     See accompanying notes to condensed consolidated financial statements.



                                SEALY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                       SIX MONTHS              SIX MONTHS
                                                                                          ENDED                   ENDED
                                                                                      MAY 31, 1998             JUNE 1, 1997
                                                                                      ------------            -------------

Net sales                                                                               $ 422,831               $ 349,529
                                                                                        ---------               ---------



Costs and expenses:

   Cost of goods sold                                                                     242,651                 197,130

   Selling, general and administrative                                                    161,630                 115,961

   Amortization of intangibles                                                              6,498                   6,678

   Interest expense, net                                                                   33,045                  15,006
                                                                                        ---------               ---------
                                                                                          443,824                 334,775
                                                                                        ---------               ---------


(Loss) income before income tax and
   extraordinary item                                                                     (20,993)                 14,754
Income tax (benefit) expense                                                               (1,578)                  8,284
                                                                                        ---------               ---------

         (Loss) income before
                  extraordinary item                                                      (19,415)                  6,470



Extraordinary item - loss from early
   extinguishment of debt (net of income
    tax benefit of $9,693 and $1,353, respectively)                                        14,537                   2,030
                                                                                        ---------               ---------
         Net (loss) income                                                              $ (33,952)              $   4,440
                                                                                        =========               =========



(Loss)/earnings per common share - basic:

   (Loss) income before extraordinary item                                              $   (0.64)              $    0.22
   Extraordinary item                                                                       (0.48)                  (0.07)
                                                                                        ---------               ---------
   Net (loss) income                                                                    $   (1.12)              $    0.15
                                                                                        =========               =========



(Loss)/earnings per common share - diluted:

   (Loss) income before extraordinary item                                              $   (0.64)              $    0.21
   Extraordinary item                                                                       (0.48)                  (0.06)
                                                                                        ---------               ---------
   Net (loss) income                                                                    $   (1.12)              $    0.15
                                                                                        =========               =========


Weighted average number of common shares outstanding:
         Basic                                                                             30,345                  29,830
         Diluted                                                                           30,345                  30,171


     See accompanying notes to condensed consolidated financial statements.


                                SEALY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   MAY 31,                NOVEMBER 30,
                                                                                    1998                      1997
                                                                                 -----------              -----------

ASSETS

Current assets:

   Cash and cash equivalents                                                      $   3,755                $   6,057

   Accounts receivable, less allowance for doubtful
      accounts (1998 - $8,445; 1997 - $7,696)                                       101,759                   93,918

   Inventories                                                                       50,818                   46,007

   Prepaid expenses and deferred taxes                                                9,286                   22,529
                                                                                  ---------                ---------
                                                                                    165,618                  168,511



Property, plant and equipment - at cost                                             184,369                  169,603

Less:  accumulated depreciation                                                     (48,919)                 (43,995)
                                                                                  ---------                ---------
                                                                                    135,450                  125,608

Other assets:

   Goodwill and other intangibles - net of
      accumulated amortization
      (1998 - $70,299; 1997 - $63,801)                                              404,771                  411,269
   Debt issuance costs, net, and other assets                                        37,319                   15,679
                                                                                  ---------                ---------
                                                                                    442,090                  426,948
                                                                                  ---------                ---------
                                                                                  $ 743,158                $ 721,067
                                                                                  =========                =========




LIABILITIES AND STOCKHOLDERS'  (DEFICIT) EQUITY


Current liabilities:

   Current portion of long-term obligations                                       $   4,000                $    --

   Accounts payable                                                                  37,516                   49,676

   Accrued interest                                                                  13,601                    2,038

   Accrued incentives and advertising                                                33,684                   30,704

   Accrued compensation                                                               9,625                   17,771

   Other accrued expenses                                                            24,015                   20,098
                                                                                  ---------                ---------

                                                                                    122,441                  120,287

Long-term obligations                                                               707,021                  330,000

Other noncurrent liabilities                                                         35,463                   35,713

Deferred income taxes                                                                 8,184                   30,001

Stockholders' (deficit) equity:

   Common stock                                                                         303                      299

   Additional paid-in capital                                                       134,414                  257,320

   Retained deficit                                                                (262,012)                 (50,614)

   Foreign currency translation adjustment                                           (2,656)                  (1,939)
                                                                                  ---------                ---------
                                                                                   (129,951)                 205,066
Commitments and contingencies                                                          --                       --
                                                                                  ---------                ---------

                                                                                  $ 743,158                $ 721,067
                                                                                  =========                =========

     See accompanying notes to condensed consolidated financial statements.



                                SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                              SIX MONTHS            SIX MONTHS
                                                                                 ENDED                 ENDED
                                                                             MAY 31, 1998          JUNE 1, 1997
                                                                             ------------          ------------



Net cash used in operating activities                                         $ (14,128)             $  (5,167)
                                                                              ---------              ---------



Investing activities:
   Proceeds from sale of subsidiary                                                --                   35,000
   Proceeds from sale of insulator pad operation assets                            --                    5,150

   Purchase of property and equipment, net                                      (15,531)               (10,584)
                                                                              ---------              ---------
       Net cash (used in) provided by investing activities                      (15,531)                29,566
                                                                              ---------              ---------

Financing activities:

   Treasury stock repurchase                                                   (413,078)                  --

   Proceeds from long-term obligations, net                                     350,872                 69,048

   Equity contributions                                                         121,317                   --

   Dividend                                                                        --                  (99,776)

   Debt issuance costs                                                          (31,754)                (6,130)
                                                                              ---------              ---------
       Net cash provided by (used in) financing activities                       27,357                (36,858)
                                                                              ---------              ---------



Change in cash and cash equivalents                                              (2,302)               (12,459)

Cash and cash equivalents:
   Beginning of period                                                            6,057                 16,619
                                                                              ---------              ---------
   End of period                                                              $   3,755              $   4,160
                                                                              =========              =========





Supplemental disclosures:
-------------------------


Cash paid for:

   Taxes paid, net                                                            $   2,966              $  10,236

   Cash interest paid                                                         $  14,491              $  13,885

Selected noncash items:

   Depreciation                                                               $   5,427              $   6,093

   Issuance of Junior Notes                                                   $  25,000              $    --

   Rollover Equity                                                            $  15,235              $    --








     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 1998


NOTE A - BASIS OF PRESENTATION

      This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

      The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

      The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at May 31, 1998, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

      Certain reclassifications of previously reported financial information were made to conform to the 1998 presentation.


NOTE B - INVENTORIES

      The major components of inventories were as follows:

                                          MAY 31,          NOVEMBER, 30
                                           1998              1997
                                        ---------           ------
                                               (IN THOUSANDS)




Raw materials                            $25,822            $26,251

Work in process                           20,031             12,594

Finished goods                             4,965              7,162
                                           -----              -----

                                         $50,818            $46,007
                                         =======            =======

NOTE C - RECAPITALIZATION

      On October 30, 1997, Sealy Corporation ("Parent") entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chilmark Fund, L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of Parent (the "Existing Common Stock"). Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into Parent with Parent being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (85.3% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash equal to $419.3 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into voting preferred stock and then reconverted into $25.0 million in aggregate principal amount of a junior subordinated note of the Company ("Junior Note") and a retained voting common stock interest in the Company of approximately 14.7%. Concurrent with the Recapitalization, the Company refinanced existing indebtedness (the "Refinancing") by Sealy Mattress Company (the "Issuer"), a wholly owned

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998


subsidiary of the Parent, issuing $125 million of Senior Subordinated Notes and $128 million, with net proceeds to the Company of $75.4 million, of Senior Subordinated Discount Notes (the "Notes") and by entering into and borrowing $460 million under the Senior Credit Agreements.

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

      The Recapitalization transaction resulted in an aggregate direct net charge to APIC and retained deficit totaling $421.7 million primarily comprised of the costs associated with the purchase of the then outstanding Class A and Class B Common Stock, the repurchase of Merger Warrants and the repurchase of Series A and Series B Restructure Warrants. The Recapitalization transaction also resulted in a pretax charge within selling, general and administrative expense of $18.8 million comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees in connection with the transaction. The Company recorded a $14.5 million charge, net of income tax benefit of $9.6 million, representing the writeoff of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes (each of which as defined in Note D) in connection with the Recapitalization.

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                          SIX MONTHS ENDED MAY 31, 1998


NOTE D - LONG-TERM OBLIGATIONS

                                                                     MAY 31,          NOVEMBER 30,
                                                                      1998               1997
                                                                 ------------         --------
                                                                          (IN THOUSANDS)

Senior AXELs Credit Agreement                                      $329,625              $     --
Senior Revolving Credit Agreement:
     Tranche A Term Loans                                           120,000                    --
     Revolving Credit Facility                                       30,800                    --
Senior Subordinated Notes                                           125,000                    --
Senior Subordinated Discount Notes                                   79,200                    --
Junior Subordinated Note                                             26,396                    --
$275,000,000 Second Restated Secured
   Credit Agreement - Revolving Credit
   Facility                                                              --               130,000
10 1/4% Senior Subordinated Notes Due 2003                               --               200,000
                                                                   --------              ---------
                                                                    711,021               330,000
Less current portion                                                  4,000                    --
                                                                   --------              --------
                                                                   $707,021              $330,000
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

      On March 30, 1998, the Company announced a call for redemption of all outstanding Parent Notes. The redemption price of 106.33%, plus accrued interest, or $2.5 million, was paid on May 1, 1998, after which time interest ceased to accrue on the Notes.

      The Company's 1997 Credit Agreement was terminated in connection with the Recapitalization. The 1997 Credit Agreement provided for a $275.0 million reducing revolving credit facility inclusive of a discretionary swing loan facility of up to $20.0 million. Upon consummation of the Transactions, the Issuer entered into the AXELs credit agreement (the "Senior AXELs Credit Agreement") and a credit agreement providing for Tranche A Term Loans and revolving borrowings (the "Senior Revolving Credit Agreement and, together with the Senior AXELs Credit Agreement, the "Senior Credit Agreements"). The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Recapitalization. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998


and will bear interest at a floating rate. See Note J for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements will require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.


      Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially bears interest at a rate (subject to reduction based on attainment of certain leverage ratio levels) based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by
Morgan Guaranty Trust   Company of New York from time to time, as its base rate
or (y) the Federal funds effective rate from time to time plus 0.50%) plus 1.25% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 1.50% in respect of the AXELs Series B, 1.75% in respect of the AXELs Series C and 2.00% in respect of the AXELs Series D, or (ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two, three or six months (or, subject to general availability, two weeks to twelve months), in each case plus 2.25% in respect of Tranche A Term Loans and Revolving Loans, 2.50% in respect of AXELs Series B, 2.75% in respect of AXELs Series C and 3.00% in respect to AXELs Series D. To mitigate its exposure to interest rate fluctuations, in January 1998 the Company effected a $350 million notional value interest rate protection program consisting of five year caps at a cost of $0.6 million and three year collars tied to three month Eurodollar rates at no net cost to the Company.

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

      The Junior Note has an initial principal balance outstanding of $25.0 million and matures on December 18, 2008. Interest on the Junior Note accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company elects to add accrued interest for such quarter to the then outstanding principal balance. The Company has the option, at each quarter end, to elect to pay the interest due for the quarter or add such interest to the principal balance through the term of the Note.

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

      The Senior Subordinated Notes are limited in aggregate principal amount to $300.0 million, of which $125.0 million was issued in the Offering, and matures on December 15, 2007. Interest on the Senior Subordinated Notes accrues at the rate of 9-7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1998, to Holders of record on the immediately preceding June 1 and December 1. Additional Senior Subordinated Notes may be issued

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998


from time to time after the date of the Senior Subordinated Note Indenture, subject to the provisions of the Senior Subordinated Note Indenture.

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


                                                       PERCENTAGE OF PRINCIPAL
          YEAR                                                   AMOUNT
          ----                                                   ------



          2002 .....................................              104.937%

          2003 .....................................              103.292%

          2004 .....................................              101.646%

          2005 and thereafter ......................              100.000%

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

      The Senior Subordinated Discount Notes are limited in aggregate principal amount at maturity to $275.0 million, of which $128.0 million were issued in the Offering, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10-7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Additionally Senior Subordinated Discount Notes may be issued from time to time after the date of the Senior Subordinated Discount Note Indenture, subject to the provisions of the Senior Subordinated Discount Note Indenture. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998



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



                                                        PERCENTAGE OF PRINCIPAL
          YEAR                                                    AMOUNT
          ----                                                    ------



          2002 .....................................              105.437%

          2003 .....................................              103.625%

          2004 .....................................              101.812%

          2005 and thereafter ......................              100.000%

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

NOTE E - CONTINGENCIES

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

      Since issuance of the ACO, the DEP has approved the Company's soil remediation plans and its initial groundwater remediation plan. Further investigation in 1996 revealed certain additional areas of soil contamination resulting from activities at the South Brunswick facility prior to the Company's acquisition of the site. In 1997, the Company, with DEP approval, completed essentially all soil remediation and conducted a pilot test for a company-proposed revision to the groundwater remediation program. The Company's revised groundwater remediation plan was submitted in May, 1998 to the DEP for approval.

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

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998


      In March, 1994, the Company filed a claim in the U.S. District Court for the District of New Jersey against former owners of the site and their lenders under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. In March, 1997, the Company received $1.7 million from a former owner of the site and one of the lenders to the former owner in the final settlement of this litigation which was recorded as an increase to other noncurrent liabilities.

      In January 1997, the Company filed a claim in the U.S. District Court of New Jersey against former insurance companies for the Company under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. A parallel case seeking a judgment of non-liability was filed by some (but not all) of these insurance companies in the U.S. District Court for the Northern District of Ohio. Both the New Jersey and Ohio District Courts have ruled that New Jersey law applies and the Company has filed a motion seeking a favorable decision holding the insurance companies liable for investigation and remediation costs without the need for trial.

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

      On May 22, 1997 the Company filed in the United States District Court for the Northern District of Illinois a motion to terminate certain antitrust final judgments (the "Judgments") entered on December 30,1964 and December 26, 1967. These Judgments, among other things, prohibited the Company from suggesting resale prices to its dealers. During the pendency of the Company's motion to terminate the Judgments the Department of Justice (the "Department") on September 8, 1997, issued to the Company a Civil Investigative Demand ("CID") seeking documents relating to, among other things, communications between the Company and dealers concerning the retail prices of mattresses. In response to the CID, the Company produced certain documents and the deposition of a Company executive was taken. Immediately following such document production and deposition, the Department consented to the termination of the Judgments and an order terminating the Judgments was entered by the Court on September 19, 1997. The Company is currently negotiating with the Department concerning its response to the CID, and is cooperating with the Department in its investigation.

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998



 NOTE F - STOCK OPTION PLAN

      On December 18, 1997, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 5,000,000 shares of Class A Common Stock of the Company for issuance. Options under the 1998 Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. On March 18, 1998, the Company granted ten-year stock options to acquire 2,072,250 shares of Class A Common Stock at an exercise price of $0.50 per share (representing fair market value at the time of grant), and 1,175,000 shares of Class A Common Stock at an exercise price of $4.18 per share (representing a premium to fair market value at the time of grant). The options vest 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant. Due to employee resignations, 100,250 and 50,000 of the options with an exercise price of $0.50 and $4.18 per share, respectively, were cancelled during the quarter ended May 31, 1998.

      On June 17, 1998, the Company's Board of Directors granted additional ten-year stock options, under the 1998 Plan, to acquire 27,000 shares of Class A Common Stock at an exercise price of $0.50 per share (representing fair market value at the time of grant).

NOTE G - YEAR 2000 ISSUE

      The Company believes that the new Business Systems, including appropriate software, being installed both alongside and as part of an upgrade of its existing computer system will address the dating system flaw inherent in most operating systems (the "Year 2000 Issue"). There can be no assurance, however, that the new Business Systems will be installed and fully operational at all locations and for all applications prior to the turn of the century, and management has therefore deemed it necessary to convert its current system to be Year 2000 compliant. The Company has conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the same release of such system. The Company is currently in the process of replacing personal computers and phone systems that are not Year 2000 compliant. The Company has confirmed that its primary manufacturing equipment is Year 2000 compliant. Major suppliers to the Company have been contacted and the Company has received confirmation of Year 2000 compliance or a timetable to be compliant from such suppliers. The Company is in the preliminary stages of assessment of its customer status with respect to the Year 2000 Issue. The required code changes, testings and implementation necessary to address the Year 2000 Issue are projected to be completed by May, 1999, and are expected to cost approximately $4.0 million.

NOTE H - HEADQUARTERS AND RESEARCH & DEVELOPMENT CENTER RELOCATION

      On March 10, 1998, the Company announced its plans to relocate its Corporate headquarters and Research & Development Center from Cleveland, Ohio to High Point, North Carolina. The Company purchased a property, on April 13, 1998, which currently includes an office building and a manufacturing facility. The Company will construct an additional office building on this property to house its Corporate headquarters. The Company also relocated its Lexington, North Carolina manufacturing plant to High Point, North Carolina on June 22, 1998. The Company established permanent financing for the property purchase and construction project on June 23, 1998 (See Note I). The Company estimates total costs associated with this relocation will result in a pretax charge of approximately $8.5 million which will be recognized primarily in fiscal 1998 with the balance in fiscal 1999.


NOTE I - SUBSEQUENT EVENT

      On June 23, 1998, the Company secured permanent financing for the property, manufacturing facility and office building in High Point, North Carolina as purchased on April 13, 1998 and to fund the construction of the new Corporate headquarters facility at this site. The initial purchase price of $8.4

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998



million was paid at closing and was financed on a temporary basis with a draw from the Revolving Credit Facility. The permanent loan arrangement provides for borrowings not to exceed $14.5 million and the Company made an initial draw of $8.2 million. The loan arrangement requires monthly principal payments based on a twenty year amortization with a balloon payment at the end of year seven of all then outstanding principal and interest. Interest accrues at a LIBOR plus 3.25% and is payable monthly.


NOTE J - GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

      As discussed in Note D, the Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes. The Guarantor Subsidiaries are wholly-owned subsidiaries of the Company. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. The Notes contain certain convenants that, among other things, limit the ability of the Issuer and its Restricted Subsidiaries (as defined in the Senior Credit Agreement) to incur additional indebtedness and issue Disqualified Stock (as defined in the Senior Credit Agreement), pay dividends or distributions or make investments or make certain other Restricted Payments (as defined in the Senior Credit Agreement), enter into certain transactions with affiliates, dispose of certain assets, incur liens and engage in mergers and consolidations. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

      The following supplemental consolidating condensed financial statements present:

               1. Consolidating condensed balance sheets as of May 31, 1998 and November 30, 1997, consolidating condensed statements of operations for the quarters and six months ended May 31, 1998 and June 1, 1997, and consolidating condensed statements of cash flows for the six months ended May 31, 1998 and June 1, 1997.

               2. Sealy Corporation (the "Parent" and a "guarantor"), Sealy Mattress Company (the "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

               3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

     Management does not believe that separate financial statements of the Issuer or Guarantor Subsidiaries are material to investors in the Notes.

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998




                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED MAY 31, 1998
                                 (in thousands)



                                                      Sealy        Combined       Combined
                                        Sealy       Mattress      Guarantor    Non-Guarantor
                                     Corporation     Company     Subsidiaries   Subsidiaries   Eliminations  Consolidated

 Net sales                            $    --      $  19,888       $ 376,016    $  35,444        $  (8,517)   $ 422,831

 Costs and expenses:
   Cost of goods sold                      --         12,851         216,073       22,244           (8,517)     242,651
   Selling, general and
     administrative                      17,752        6,023         127,719       10,136             --        161,630
   Amortization of intangibles             --            199           5,822          477             --          6,498
   Interest expense, net                  3,088       30,117             (84)         (76)            --         33,045
   Loss (income) from equity investees      772      (25,687)           --           --             24,915         --
   Loss (income) from
     non-guarantor equity investees        --           --              (982)        --                982         --

   Capital charge and
     intercompany interest allocation      --            276          (1,131)         855             --           --

                                   --------------------------------------------------------------------------------------
 Income/(loss) before income
   taxes and extraordinary item         (21,612)      (3,891)         28,599        1,808          (25,897)     (20,993)


   Income taxes                          (2,197)      (3,119)          2,912          826             --         (1,578)
                                   --------------------------------------------------------------------------------------

 Income/(loss) before
   extraordinary item                   (19,415)        (772)         25,687          982          (25,897)     (19,415)



   Extraordinary item                    14,537         --              --           --               --         14,537

                                   --------------------------------------------------------------------------------------


 Net income/(loss)                    $ (33,952)   $    (772)      $  25,687    $     982        $ (25,897)   $ (33,952)
                                   ======================================================================================

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998




                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 1, 1997
                                 (in thousands)



                                                              Sealy       Combined       Combined
                                                Sealy       Mattress     Guarantor    Non-Guarantor
                                             Corporation     Company    Subsidiaries   Subsidiaries   Eliminations  Consolidated

Net sales                                     $    --       $  16,826     $ 305,474     $  35,245     $  (8,016)    $ 349,529

Costs and expenses:
  Cost of goods sold                               --          10,568       170,477        24,101        (8,016)      197,130
  Selling, general and administrative               602         5,094       102,530         7,735          --         115,961
  Amortization of intangibles                      --             190         5,890           598          --           6,678
  Interest expense, net                          15,555          --             (35)         (514)         --          15,006
  Loss (income) from equity investees           (13,573)      (15,283)         --            --          28,856          --
  Loss (income) from
    non-guarantor equity investees                 --           2,039        (3,250)         --           1,211          --
  Capital charge and
    intercompany interest allocation               --             224          (789)          565          --            --
                                           -----------------------------------------------------------------------------------------
Income/(loss) before income
  taxes and extraordinary item                   (2,584)       13,994        30,651         2,760       (30,067)       14,754



  Income taxes                                   (9,054)          421        15,368         1,549          --           8,284
                                           -----------------------------------------------------------------------------------------

Income/(loss) before
  extraordinary item                              6,470        13,573        15,283         1,211       (30,067)        6,470


  Extraordinary item                              2,030          --            --            --            --           2,030

                                           -----------------------------------------------------------------------------------------


Net income/(loss)                             $   4,440     $  13,573     $  15,283     $   1,211     $ (30,067)    $   4,440
                                           =========================================================================================



                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998





                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED MAY 31, 1998
                                 (in thousands)



                                                            Sealy        Combined       Combined
                                               Sealy       Mattress      Guarantor    Non-Guarantor
                                           Corporation     Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated

Net sales                                   $    --       $  10,107     $ 190,481     $  17,422     $  (4,438)    $ 213,572

Costs and expenses:
  Cost of goods sold                             --           6,593       108,061        10,944        (4,431)      121,167
  Selling, general and administrative             326         3,143        66,388         4,176          --          74,033
  Amortization of intangibles                    --             100         2,908           328          --           3,336
  Interest expense, net                           891        16,722           (43)          (53)         --          17,517
  Loss (income) from equity investees           1,831       (12,168)         --            --          10,337          --
  Loss (income) from non-guarantor
     equity investees                            --            --            (801)         --             801          --
  Capital charge and
    intercompany interest allocation             --             142          (550)          408          --            --

                                         -----------------------------------------------------------------------------------------
Income/(loss) before income
  taxes and extraordinary item                 (3,048)       (4,425)       14,518         1,619       (11,145)       (2,481)



  Income taxes                                 (1,405)       (2,594)        2,350           818          --            (831)
                                         -----------------------------------------------------------------------------------------

Income/(loss) before
  extraordinary item                           (1,643)       (1,831)       12,168           801       (11,145)       (1,650)



  Extraordinary item                               82          --            --            --            --              82

                                         -----------------------------------------------------------------------------------------

Net income/(loss)                           $  (1,725)    $(  1,831)    $  12,168     $     801     $ (11,145)    $  (1,732)
                                         =========================================================================================


                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998









                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED JUNE 1, 1997
                                 (in thousands)



                                                             Sealy        Combined       Combined
                                               Sealy       Mattress      Guarantor    Non-Guarantor
                                            Corporation     Company     Subsidiaries   Subsidiaries  Eliminations   Consolidated

Net sales                                   $    --       $   9,276     $ 160,212     $  16,146     $  (5,009)    $ 180,625

Costs and expenses:
  Cost of goods sold                             --           5,743        89,319        10,379        (5,009)      100,432
  Selling, general and administrative             348         2,833        53,519         3,687          --          60,387
  Amortization of intangibles                    --              91         2,860           247          --           3,198
  Interest expense, net                         8,256          --             (19)          (31)         --           8,206
  Loss (income) from equity investees          (6,593)       (7,435)         --            --          14,028          --
  Loss (income) from
    non-guarantor equity investees               --           1,031        (1,627)         --             596          --
  Capital charge and intercompany
    interest allocation                          --             139          (468)          329          --            --

                                        ----------------------------------------------------------------------------------------
Income/(loss) before income
  taxes and extraordinary item                 (2,011)        6,874        16,628         1,535       (14,624)        8,402



  Income taxes                                 (5,294)          282         9,193           939          --           5,120
                                        ----------------------------------------------------------------------------------------

Income/(loss) before
  extraordinary item                            3,283         6,592         7,435           596       (14,624)        3,282


  Extraordinary item                               --            --            --            --            --            --

                                        ----------------------------------------------------------------------------------------

Net income/(loss)                           $   3,283     $   6,592     $   7,435     $     596     $ (14,624)    $   3,282
                                        ========================================================================================


                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998





                                SEALY CORPORATION
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                  MAY 31, 1998
                                 (in thousands)



                                                           Sealy        Combined       Combined
                                             Sealy        Mattress     Guarantor     Non-Guarantor
                                          Corporation     Company     Subsidiaries   Subsidiaries    Eliminations  Consolidated

ASSETS

Current assets:
  Cash and cash equivalents                 $    --       $      19     $   1,581     $   2,155     $    --       $   3,755
  Accounts receivable, net                       --           3,094        87,520        11,145          --         101,759
  Inventories                                    --           1,722        43,866         5,230          --          50,818
  Prepaid expenses and
   deferred taxes                              (9,237)          294        16,767         1,462          --           9,286
                                        -----------------------------------------------------------------------------------
                                               (9,237)        5,129       149,734        19,992          --         165,618

Property, plant and equipment -at cost           --           4,804       166,774        12,791          --         184,369
Less:  accumulated depreciation                  --          (1,413)      (45,219)       (2,287)         --         (48,919)
                                        -----------------------------------------------------------------------------------

                                                 --           3,391       121,555        10,504          --         135,450

Other assets:
  Goodwill and other intangibles, net            --          14,263       356,152        34,356          --         404,771
  Net investment in and advances
    to (from) subsidiaries and
    affiliates                                (97,500)      550,335      (355,138)      (29,539)      (68,158)         --
  Debt issuance costs, net and
    other assets                                 --          30,435         6,853            31          --          37,319
                                        -----------------------------------------------------------------------------------

                                              (97,500)      595,033         7,867         4,848       (68,158)      442,090
                                        -----------------------------------------------------------------------------------

Total assets                                $(106,737)    $ 603,553     $ 279,156     $  35,344     $ (68,158)    $ 743,158
                                        ===================================================================================



LIABILITIES AND STOCKHOLDER'S
(DEFICIT) EQUITY

Current liabilities:
  Current portion -long-term obligations    $    --       $   4,000     $    --       $    --       $    --       $   4,000
  Accounts payable                               --           2,063        30,831         4,622          --          37,516
  Accrued interest                               --          13,590            11          --            --          13,601
  Accrued incentives and advertising             --           1,494        30,042         2,148          --          33,684
  Accrued compensation                           --             249         8,423           953          --           9,625
  Other accrued expenses                        1,950           977        22,347        (1,259)         --          24,015
                                        -----------------------------------------------------------------------------------

                                                1,950        22,373        91,654         6,464          --         122,441

Long-term obligations                          26,396       680,625          --            --            --         707,021
Other noncurrent liabilities                    3,585          --          31,878          --            --          35,463
Deferred income taxes                          (8,717)       (2,223)       14,502         4,622          --           8,184

Stockholders' (deficit) equity               (129,951)      (97,222)      141,122        24,258       (68,158)     (129,951)
                                        -----------------------------------------------------------------------------------

Total liabilities and
stockholders' (deficit) equity              $(106,737)    $ 603,553     $ 279,156     $  35,344     $ (68,158)    $ 743,158
                                        ===================================================================================

                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998






                                SEALY CORPORATION
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                NOVEMBER 30, 1997
                                 (in thousands)



                                                              Sealy       Combined       Combined
                                                 Sealy       Mattress     Guarantor    Non-Guarantor
                                             Corporation     Company    Subsidiaries   Subsidiaries      Eliminations  Consolidated

ASSETS

Current assets:
  Cash and cash equivalents                  $    --      $      20        $   2,062    $   3,975        $    --      $   6,057
  Accounts receivable, net                        --          3,434           79,150       11,334             --         93,918
  Inventories                                     --          1,912           39,240        5,190             (335)      46,007
  Prepaid expenses and deferred
   taxes                                        (9,206)         294           29,819        1,622             --         22,529
                                         -----------------------------------------------------------------------------------------
                                                (9,206)       5,660          150,271       22,121             (335)     168,511

Property, plant and equipment
   -at cost                                       --          4,664          152,045       12,894             --        169,603
Less:  accumulated depreciation                   --         (1,254)         (40,603)      (2,138)            --        (43,995)
                                         -----------------------------------------------------------------------------------------

                                                  --          3,410          111,442       10,756             --        125,608

Other assets:
  Goodwill and other
    intangibles, net                              --         14,461          361,976       34,832             --        411,269
  Net investment in and advances
    to (from) subsidiaries and affiliates      543,783        2,636         (357,823)     (28,591)        (160,005)        --
  Debt issuance costs, net and
    other assets                                 8,918           35            6,641           85             --         15,679
                                         -----------------------------------------------------------------------------------------

                                               552,701       17,132           10,794        6,326         (160,005)     426,948
                                         -----------------------------------------------------------------------------------------

Total assets                                 $ 543,495    $  26,202        $ 272,507    $  39,203        $(160,340)   $ 721,067
                                         =========================================================================================



LIABILITIES AND STOCKHOLDER'S
EQUITY
Current liabilities:
  Current portion - long-term
     obligations                             $    --      $    --          $    --      $    --          $    --      $    --
  Accounts payable                                --          2,086           40,743        6,847             --         49,676
  Accrued interest                               1,973         --                 65         --               --          2,038
  Accrued incentives and
     advertising                                  --          1,473           26,782        2,449             --         30,704
  Accrued compensation                            --            246           16,244        1,281             --         17,771
  Other accrued expenses                           314          222           18,107        1,573             (118)      20,098
                                         -----------------------------------------------------------------------------------------

                                                 2,287        4,027          101,941       12,150             (118)     120,287

Long-term obligations                          330,000         --               --           --               --        330,000
Other noncurrent liabilities                     2,969         --             32,744         --               --         35,713
Deferred income taxes                            3,173          896           22,693        3,239             --         30,001

Stockholders' equity                           205,066       21,279          115,129       23,814         (160,222)     205,066
                                         -----------------------------------------------------------------------------------------

Total liabilities and
  stockholders'  equity                      $ 543,495    $  26,202        $ 272,507    $  39,203        $(160,340)   $ 721,067
                                         =========================================================================================


                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998





                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED MAY 31, 1998
                                 (in thousands)



                                                              Sealy       Combined       Combined
                                               Sealy        Mattress     Guarantor    Non-Guarantor
                                            Corporation      Company    Subsidiaries   Subsidiaries   Eliminations    Consolidated

Net cash provided by (used in)
  operating activities                       $ (18,750)    $ (11,435)    $  15,451     $  (2,523)    $   3,129        $ (14,128)
                                          ----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property
    and equipment, net                            --            (143)      (15,282)         (106)         --            (15,531)
  Net activity in investment
    in and advances to (from)
    subsidiaries and affiliates                640,511      (637,425)         (722)          948        (3,312)            --
                                         ----------------------------------------------------------------------------------------
 Net proceeds provided by
    (used in) investing activities             640,511      (637,568)      (16,004)          842        (3,312)         (15,531)


Cash flows from financing activities:
  Treasury stock repurchase costs             (413,078)         --            --            --            --           (413,078)
  Proceeds from (repayment of)
    long-term obligations, net                (330,000)      680,872          --            --            --            350,872
  Equity contributions                         121,317          --            --            --            --            121,317
  Debt issuance costs                             --         (31,754)         --            --            --            (31,754)
  Net equity activity with Parent                 --            (116)         72            (139)          183             --
                                         ----------------------------------------------------------------------------------------
      Net cash (used in) provided by
         financing activities                 (621,761)      649,002          72            (139)          183           27,357

                                         ----------------------------------------------------------------------------------------
Change in cash and cash equivalents               --              (1)         (481)       (1,820)         --             (2,302)

Cash and cash equivalents:
  Beginning of period                             --              20         2,062         3,975          --              6,057
                                         ----------------------------------------------------------------------------------------

   End of period                             $    --       $      19     $   1,581     $   2,155     $    --          $   3,755
                                         ========================================================================================


                              SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        SIX MONTHS ENDED MAY 31, 1998




                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 1, 1997
                                 (in thousands)



                                                           Sealy       Combined       Combined
                                             Sealy       Mattress     Guarantor    Non-Guarantor
                                          Corporation     Company    Subsidiaries   Subsidiaries   Eliminations  Consolidated

Net cash provided by (used in)
  operating activities                     $(18,935)     $    513      $ 12,424      $    810      $     21      $ (5,167)
                                      -----------------------------------------------------------------------------------------

Cash flows from investing
activities:
  Proceeds from sale of
    subsidiary                                   --        35,000            --            --            --        35,000
  Proceeds from sale of
    insulator pad operation assets               --         5,150            --            --            --         5,150

  Purchase of property and
    equipment, net                               --           (83)      (10,499)           (2)           --       (10,584)
  Net activity in investment in
    and advances to (from)
    subsidiaries and affiliates              55,759        12,259        (2,004)      (13,265)      (52,749)           --
                                      -----------------------------------------------------------------------------------------


    Net proceeds provided by
      (used in) investing
      activities                             55,759        52,326       (12,503)      (13,267)      (52,749)       29,566

Cash flows from financing activities:
  Proceeds from (repayment of)
    long-term obligations, net               69,082            --             1           (35)           --        69,048
  Dividend                                  (99,776)           --            --            --            --       (99,776)
  Debt issuance costs                        (6,130)           --            --            --            --        (6,130)
  Net equity activity with Parent                --       (52,893)          (42)          207        52,728            --
                                      -----------------------------------------------------------------------------------------

      Net cash used in
         financing activities               (36,824)      (52,893)          (41)          172        52,728       (36,858)
                                      -----------------------------------------------------------------------------------------

Change in cash and cash
equivalents                                      --           (54)         (120)      (12,285)           --       (12,459)

Cash and cash equivalents:
  Beginning of period                            --            54         3,118        13,447            --        16,619
                                      -----------------------------------------------------------------------------------------

 End of period                             $     --      $     --      $  2,998      $  1,162      $     --      $  4,160
                                      =========================================================================================

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 -

QUARTER ENDED MAY 31, 1998 COMPARED WITH QUARTER ENDED JUNE 1, 1997

     NET SALES Net sales increased $32.9 million, or 18.2% for the quarter ended May 31, 1998, when compared to the quarter ended June 1, 1997 attributable to increased conventional bedding sales.

     The conventional bedding sales increase over the prior year was driven by a 13.0% or $23.5 million increase in conventional bedding unit shipments and a 4.6% or $9.4 million increase in average unit selling price. These increases were due to sales growth in Posturepedic, Stearns & Foster and promotional product lines, in addition to continued positive results from successful strategic distribution initiatives that included sole-source, multi-year arrangements of varying lengths with several retailers. The increase in average unit selling price is primarily attributable to the introduction of new or re-engineered higher-end products.

     COST OF GOODS Sold Cost of goods sold for the quarter, as a percentage of net sales, increased 1.1 percentage points to 56.7%. This increase is primarily attributable to higher start-up costs associated with the integration of new products into production partially offset by production economies of scale from increased volume.

     SELLING, GENERAL, AND ADMINISTRATIVE Selling, general, and administrative expenses increased $13.6 million due to increases in marketing spending, $8.6 million, Corporate Headquarters and Research and Development Center relocation expenses, $2.2 million and delivery expenses, $1.6 million. Increased marketing spending was due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions partially offset by lower national advertising. Increased delivery expenses were due to increased sales volume, along with an increased spending rate.

     INTEREST EXPENSE Interest expense, net of interest income, increased $9.3 million primarily as a result of significantly higher debt levels due to the Recapitalization and a higher interest rate spread.

     INCOME TAX The Company's provision for income taxes decreased $6.0 million to a benefit of $0.8 million, due to a loss before income tax and extraordinary item of $2.5 million as compared to $8.4 million pretax income, for the quarters ended May 31, 1998 and June 1, 1997, respectively, partially offset by a lower effective tax rate. The effective income tax rate for the quarter ended May 31, 1998 is approximately 33.5% as compared to 60.9% for the quarter ended June 1, 1997. The relatively low effective tax rate is due to low full year projected pretax income resulting from increased leverage and compensation charges associated with the Recapitalization, as well as the charges related to the Corporate Headquarters, Research & Development Center and Lexington plant relocation to High Point, North Carolina.

     EXTRAORDINARY ITEM . The Company recorded a $82 thousand charge, net of income tax benefit of $57 thousand, representing the premiums paid related to the call for redemption of all outstanding Parent Notes paid on May 1, 1998.

     NET (LOSS) INCOME For the reasons set forth above, the Company recorded a net loss of $1.7 million for the quarter ended May 31, 1998 versus net income of $3.3 million for the quarter ended June 1, 1997.

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



SIX MONTHS ENDED MAY 31, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 1, 1997

     NET SALES Net sales increased $73.3 million, or 21.0% for the six months ended May 31, 1998, when compared to the six months ended June 1, 1997. The increase is attributable to a $78.6 million increase in conventional bedding sales offset by a $5.3 million decrease in sales of wood bedroom furniture.

     Conventional bedding sales increased 22.8% over the prior year, driven by a 18.8% or $64.6 million increase in conventional bedding unit shipments and a 3.4% or $14.0 million increase in average unit selling price. These increases were due to sales growth in Posturepedic, Stearns & Foster and promotional product lines, in addition to continued positive results from successful strategic distribution initiatives. The increase in average unit selling price is primarily attributable to the introduction of new or re-engineered higher-end products.

     The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the year ended November 30, 1997.

     COST OF GOODS SOLD Cost of goods sold for the six months, as a percentage of net sales, increased 1.0 percentage point to 57.4%. This increase is primarily attributable to higher start-up costs associated with the integration of new products into production, the introduction of lower price point products, partially offset by production economies of scale from increased volume.

     SELLING, GENERAL, AND ADMINISTRATIVE Selling, general, and administrative expenses increased $45.7 million due to increased operating expenses of $26.9 million and compensation related costs associated with the Recapitalization of $18.8 million. Increased operating costs were primarily due to increases in marketing spending, $17.5 million, delivery expenses, $4.1 million and Corporate Headquarters and Research and Development Center relocation expenses, $2.2 million. Increased marketing spending was due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions partially offset by lower national advertising. Increased delivery expenses were due to increased sales volume, along with an increased spending rate. Recapitalization costs of $18.8 million were primarily comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees in connection with the transaction.

     INTEREST EXPENSE Interest expense, net of interest income, increased $18.0 million primarily as a result of significantly higher debt levels due to the Recapitalization and a higher interest rate spread.

     INCOME TAX The Company's provision for income taxes decreased $9.9 million to a benefit of $1.6 million, due to a loss before income tax and extraordinary item of $21.0 million as compared to income before income tax and extraordinary item of $14.8 million, for the six months ended May 31, 1998 and June 1, 1997, respectively, partially offset by a lower effective tax rate. The effective income tax rate for the six months ended May 31, 1998 is approximately 7.5% as compared to the six months ended June 1, 1997 rate of 56.1%. The relatively low effective tax rate is due to low full year projected pretax income resulting from increased leverage and compensation charges associated with the Recapitalization as well as the charges related to the Corporate Headquarters, Research & Development Center and Lexington plant relocation to High Point, North Carolina.

     EXTRAORDINARY ITEM The Company recorded a $14.5 million charge, net of income tax benefit of $9.7 million, representing the writeoff of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid

                              SEALY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



related to the Tender Offer of the Parent Notes in connection with the Recapitalization and the call for redemption of all remaining outstanding Parent Notes paid on May 1, 1998.

     NET (LOSS) INCOME For the reasons set forth above, the Company recorded a net loss of $34.0 million for the six months ended May 31, 1998 versus net income of $4.4 million for the six months ended June 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $15.7 million for the six months ended May 31, 1998 and are projected to be $33.8 million for fiscal 1998. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. On June 23, 1998, the Company secured permanent financing for the property, manufacturing facility and office building in High Point, North Carolina as purchased on April 13, 1998 and to fund the construction of the new Corporate headquarters facility at this site. The initial purchase price of $8.4 million was paid at closing and was financed on a temporary basis with a draw from the Revolving Credit Facility. The permanent loan agreement provides for borrowings not to exceed $14.5 million and the Company made an initial draw of $8.2 million. In conjunction with the permanent financing senior lenders approved an amendment to the senior credit facilities and related covenants to permit the transaction. Additionally, the Company estimates total costs associated with the Corporate Headquarters, Research & Development Center and Lexington plant relocation to High Point, North Carolina will result in a pretax charge of approximately $8.5 million which will be recognized primarily in fiscal 1998 with the balance in fiscal 1999. At May 31, 1998, the Company had approximately $57 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $12 million. The weighted average interest rate on the Revolving Credit Facility at May 31, 1998 was 8.7%.

     On January 15, 1997, the Company sold its subsidiary that manufactured wood bedroom furniture under the Samuel Lawrence brand name. Gross proceeds from the sale of $35.0 million were used to reduce amounts outstanding under the 1994 Restated Credit Agreement.

     Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, the estimated $8.5 million of relocation costs, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business.

YEAR 2000 ISSUE

      The Company believes that the new Business Systems, including appropriate software, being installed both alongside and as part of an upgrade of its existing computer system will address the dating system flaw inherent in most operating systems (the "Year 2000 Issue"). There can be no assurance, however, that the new Business Systems will be installed and fully operational at all locations and for all applications prior to the turn of the century, and management has therefore deemed it necessary to convert its current system to be Year 2000 compliant. The Company has conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the same release of such system. The Company is currently in the process of replacing personal computers and phone systems that are not Year 2000 compliant. The Company has confirmed that its primary manufacturing equipment is Year 2000 compliant. Major suppliers to the Company have been contacted and the Company has received confirmation of Year 2000 compliance or a timetable to be compliant from such suppliers. The Company is in the preliminary stages of assessment of its customer status with respect to the Year 2000 Issue. The required code changes, testings and implementation necessary to address the Year 2000 Issue are projected to be completed by May, 1999, and are expected to cost approximately $4.0 million.

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


INFLATION

     The Company maintains operations in Mexico which has experienced high inflation levels. Neither the operations of Mexico nor the effects of the inflation are material to the results of operations of the Company.

FORWARD LOOKING STATEMENTS

     This document contains forward-looking statements. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that such expectations can be attained. Factors that could cause actual results to differ materially from the Company's expectations include: general business and economic conditions, competitive factors, raw materials pricing, and fluctuations in demand.

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


                                SEALY CORPORATION



          Signature                                     Title
          ---------                                     -----



By: /s/ Ronald L. Jones                   President and Chief Executive Officer
   ----------------------------------        (Principal Executive Officer)
          Ronald L. Jones



By: /s/ Richard F. Sowerby                Vice President of Finance
   ---------------------------------         (Principal Financial and
        Richard F. Sowerby                     Accounting Officer)








Date: July 15, 1998