Form 10-Q
period 1998-08-30
SEALY CORP
filed 1998-10-14
CIK 748015

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  August 30, 1998
                                            ---------------

                                       OR
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________________
Commission file number 1-8738
                       ------

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


The number of shares of the registrant's common stock outstanding as of October 5, 1998 was 30,461,630.2711.


* All Corporate and administrative services are provided by Sealy, Inc., 10th Floor Halle Building, 1228 Euclid Avenue, Cleveland, Ohio 44115.


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1 - Financial Statements

                              SEALY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)



                                                    QUARTER ENDED     QUARTER ENDED
                                                   AUGUST 30, 1998   AUGUST 31, 1997
                                                   ---------------   ---------------

Net sales                                             $242,603          $229,919
                                                      --------          --------



Costs and expenses:
   Cost of goods sold                                  134,008           128,770
   Selling, general and administrative                  82,225            72,867
   Amortization of intangibles                           3,207             3,299
   Interest expense, net                                17,344             8,270
                                                      --------          --------

                                                       236,784           213,206
                                                      --------          --------


Income before income tax                                 5,819            16,713
Income tax expense                                       1,456             8,796
                                                      --------          --------
         Net income                                   $  4,363          $  7,917
                                                      ========          ========


Earnings per common share:
         Basic                                        $   0.14          $   0.26
                                                      ========          ========
         Diluted                                      $   0.14          $   0.26
                                                      ========          ========

Weighted average number of common
shares outstanding:
         Basic                                          30,363            29,964
         Diluted                                        31,441            30,428




     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                           NINE MONTHS         NINE MONTHS
                                                         ENDED AUGUST 30,    ENDED AUGUST 31,
                                                               1998                1997
                                                           -----------         ---------

Net sales                                                    $ 665,434         $ 579,448
                                                             ---------         ---------


Costs and expenses:
   Cost of goods sold                                          376,659           325,900
   Selling, general and administrative                         243,855           188,828
   Amortization of intangibles                                   9,705             9,977
   Interest expense, net                                        50,389            23,276
                                                             ---------         ---------
                                                               680,608           547,981
                                                             ---------         ---------


(Loss) income before income tax and
   extraordinary item                                          (15,174)           31,467
Income tax (benefit) expense                                      (122)           17,080
                                                             ---------         ---------
         (Loss) income before
                  extraordinary item                           (15,052)           14,387


Extraordinary item - loss from early
   extinguishment of debt (net of income
   tax benefit of $9,693 and $1,353, respectively)              14,537             2,030
                                                             ---------         ---------
         Net (loss) income                                   $ (29,589)        $  12,357
                                                             =========         =========


(Loss)/earnings per common share - basic:
   (Loss) income before extraordinary item                   $   (0.49)        $    0.48
   Extraordinary item                                            (0.48)            (0.07)
                                                             ---------         ---------
   Net (loss) income                                         $   (0.97)        $    0.41
                                                             =========         =========


(Loss)/earnings per common share - diluted:
   (Loss) income before extraordinary item                   $   (0.49)             0.48
   Extraordinary item                                            (0.48)            (0.07)
                                                             ---------         ---------
   Net (loss) income                                         $   (0.97)        $    0.41
                                                             =========         =========


Weighted average number of common shares outstanding:
         Basic                                                  30,351            29,875
         Diluted                                                30,351            30,339



     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           AUGUST 30,       NOVEMBER 30,
                                                              1998              1997
                                                           ---------         ---------

ASSETS
Current assets:
   Cash and cash equivalents                               $   7,484         $   6,057
   Accounts receivable, less allowance for doubtful
      accounts (1998 -$8,083; 1997 - $7,696)                 110,889            93,918
   Inventories                                                47,368            46,007
   Income tax refund receivable                               12,811               -
   Prepaid expenses and deferred taxes                        21,663            22,529
                                                           ---------         ---------
                                                             200,215           168,511



Property, plant and equipment - at cost                      189,666           169,603

Less:  accumulated depreciation                              (51,359)          (43,995)
                                                           ---------         ---------
                                                             138,307           125,608

Other assets:
   Goodwill and other intangibles - net of
      accumulated amortization
      (1998 - $73,506; 1997 - $63,801)                       401,564           411,269
   Debt issuance costs, net, and other assets                 37,251            15,679
                                                           ---------         ---------
                                                             438,815           426,948
                                                           ---------         ---------
                                                           $ 777,337         $ 721,067
                                                           =========         =========


LIABILITIES AND STOCKHOLDERS'  (DEFICIT) EQUITY
Current liabilities:
   Current portion of long-term obligations                $   6,500         $    --
   Accounts payable                                           40,991            49,676
   Accrued interest                                           10,630             2,038
   Accrued incentives and advertising                         36,444            30,704
   Accrued compensation                                       12,726            17,771
   Other accrued expenses                                     25,390            20,098
                                                           ---------         ---------
                                                             132,681           120,287

Long-term obligations                                        701,383           330,000
Other noncurrent liabilities                                  39,052            35,713
Deferred income taxes                                         31,188            30,001
Stockholders' (deficit) equity:
   Common stock                                                  305               299
   Additional paid-in capital                                134,427           257,320
   Retained deficit                                         (257,650)          (50,614)
   Foreign currency translation adjustment                    (4,049)           (1,939)
                                                           ---------         ---------
                                                            (126,967)          205,066
Commitments and contingencies                                   --                --
                                                           ---------         ---------
                                                           $ 777,337         $ 721,067
                                                           =========         =========

     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              NINE MONTHS        NINE MONTHS
                                                                                 ENDED               ENDED
                                                                            AUGUST 30, 1998     AUGUST 31, 1997
                                                                            ---------------     ---------------


Net cash provided by operating activities                                        $   1,394         $  19,815
                                                                                 ---------         ---------

Investing activities:
   Proceeds from sale of subsidiary                                                   --              35,000
   Proceeds from sale of insulator pad operation assets                               --               5,150
   Purchase of property and equipment, net                                         (21,002)          (18,622)
                                                                                 ---------         ---------
       Net cash (used in) provided by investing activities                         (21,002)           21,528
                                                                                 ---------         ---------

Financing activities:
   Treasury stock repurchase                                                      (413,078)             --
   Proceeds from long-term obligations, net                                        344,785            51,948
   Equity contributions                                                            121,317              --
   Dividend                                                                           --             (99,776)
   Debt issuance costs                                                             (31,989)           (6,130)
                                                                                 ---------         ---------
       Net cash provided by (used in) financing activities                          21,035           (53,958)
                                                                                 ---------         ---------


Change in cash and cash equivalents                                                  1,427           (12,615)

Cash and cash equivalents:
   Beginning of period                                                               6,057            16,619
                                                                                 ---------         ---------
   End of period                                                                 $   7,484         $   4,004
                                                                                 =========         =========


Supplemental disclosures:
-------------------------
Cash paid for:
   Taxes                                                                         $   4,182         $  10,695
   Interest                                                                      $  31,067         $  16,900

Selected noncash items:
   Depreciation                                                                  $   8,156         $   8,996
   Issuance of Junior Notes                                                      $  25,000         $    --
   Rollover Equity                                                               $  15,235         $    --








     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 30, 1998


NOTE A - BASIS OF PRESENTATION

      This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

      The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 30, 1997.

      The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at August 30, 1998, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature except for the Recapitalization (see Note C).

      Certain reclassifications of previously reported financial information were made to conform to the 1998 presentation.


NOTE B - INVENTORIES

      The major components of inventories were as follows:


                                        AUGUST 30,         NOVEMBER 30,
                                           1998               1997
                                         -------            -------
                                              (IN THOUSANDS)


Raw materials                            $24,069            $26,251
Work in process                           18,671             12,594
Finished goods                             4,628              7,162
                                         -------            -------

                                         $47,368            $46,007
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

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


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

      After the Recapitalization, the outstanding stock options of the Company ("Recapitalization Stock Options") consist of fully-vested ten-year stock options to acquire 1,309,644 shares of Class A Common Stock at an exercise price of $0.125 per share and 145,516 shares of Class L Common Stock at an exercise price of $10.125 per share.

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

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


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

NOTE D - LONG-TERM OBLIGATIONS


                                                                  AUGUST 30,            NOVEMBER 30,
                                                                     1998                  1997
                                                                   --------              --------
                                                                          (IN THOUSANDS)

Senior AXELs Credit Agreement                                      $329,250              $      -
Senior Revolving Credit Agreement:
     Tranche A Term Loans                                           120,000                     -
     Revolving Credit Facility                                       15,000                     -
High Point Corporate Complex Mortgage                                10,088                     -
Senior Subordinated Notes                                           125,000                     -
Senior Subordinated Discount Notes                                   81,348                     -
Junior Subordinated Note                                             27,197                     -
$275,000,000 Second Restated Secured
   Credit Agreement - Revolving Credit
   Facility                                                               -               130,000
10-1/4% Senior Subordinated Notes Due 2003                                -               200,000
                                                                   --------              --------
                                                                    707,883               330,000
Less current portion                                                  6,500                     -
                                                                   --------              --------
                                                                   $701,383              $330,000
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

      The Company's 1997 Credit Agreement was terminated in connection with the Recapitalization. The 1997 Credit Agreement provided for a $275.0 million reducing revolving credit facility inclusive of a discretionary swing loan facility of up to $20.0 million. Upon consummation of the Transactions, the Issuer entered into the AXELs credit agreement (the "Senior AXELs Credit Agreement") and a credit agreement providing for Tranche A Term Loans and revolving borrowings (the "Senior Revolving Credit Agreement and, together with the Senior AXELs Credit Agreement, the "Senior Credit Agreements"). The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Recapitalization. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and will bear interest at a floating rate. See Note I for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements will require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

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

      On June 23, 1998, the Company secured permanent financing for the property, manufacturing facility and office building in High Point, North Carolina ("High Point Corporate Complex") as purchased on April 13, 1998 and to fund the construction of the new Corporate headquarters facility at this site. The initial purchase price of $8.4 million was paid at closing and was financed on a temporary basis with a draw from the Revolving Credit Facility. The permanent loan arrangement provides for borrowings not to exceed $14.5 million. The loan arrangement requires monthly principal payments based on a twenty year amortization commencing three months after the completion of construction, with a balloon payment at the end of year seven of all then outstanding principal and interest. Interest accrues at LIBOR plus 3.25% and is payable monthly.

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


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



                                                     PERCENTAGE OF
                  YEAR                             PRINCIPAL AMOUNT
                  ----                             ----------------



                  2002.........................        104.937%

                  2003.........................        103.292%

                  2004.........................        101.646%

                  2005 and thereafter..........        100.000%

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

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


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



                                                      PERCENTAGE OF
                  YEAR                               PRINCIPAL AMOUNT
                  ----                               ----------------



                  2002...........................         105.437%

                  2003...........................         103.625%

                  2004...........................         101.812%

                  2005 and thereafter............         100.000%

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

      The Junior Note had an initial principal balance outstanding of $25.0 million and matures on December 18, 2008. Interest on the Junior Note accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company elects to add accrued interest for such quarter to the then outstanding principal balance. The Company has the option, at each quarter end, to elect to pay the interest due for the quarter or add such interest to the principal balance through the term of the Note. From inception to August 30, 1998, the Company has elected to add accrued interest to the principal balance increasing the total outstanding balance to $27.2 million at August 30, 1998.

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

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


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

      In January 1997, the Company filed a claim in the U.S. District Court of New Jersey against former insurance companies for the Company under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. A parallel case seeking a judgment of non-liability was filed by some (but not all) of these insurance companies in the U.S. District Court for the Northern District of Ohio. Both the New Jersey and Ohio District Courts have ruled that New Jersey law applies. Settlement of this matter is currently pending.

      The Company also has begun to remediate soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court to require these entities to complete the remediation and reimburse the Company for its cleanup costs. This litigation is pending and settlement negotiations will commence in the near term. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

      On May 22, 1997 the Company filed in the United States District Court for the Northern District of Illinois a motion to terminate certain antitrust final judgments (the "Judgments") entered on December 30,1964 and December 26, 1967. These Judgments, among other things, prohibited the Company from suggesting resale prices to its dealers. During the pendency of the Company's motion to terminate the Judgments the Department of Justice (the "Department") on September 8, 1997, issued to the Company a Civil Investigative Demand ("CID") seeking documents relating to, among other things, communications between the Company and dealers concerning the retail prices of mattresses. In response to the CID, the Company produced certain documents and the deposition of a Company executive was taken. Immediately following such document production and deposition, the Department consented to the termination of the Judgments and an order terminating the Judgments was entered by the Court on September 19, 1997. The company has produced additional documents in response to the CID, and is cooperating with the Department in its investigation.

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


NOTE F - STOCK OPTION PLAN

      The Recapitalization Stock Options consist of fully-vested ten-year stock options to acquire 1,309,644 shares of Class A Common Stock at an exercise price of $0.125 per share and 145,516 shares of Class L Common Stock at an exercise price of $10.125 per share. Recapitalization Stock Options totaling 116,874 Class A Common Shares were exercised during the quarter ended August 30, 1998.

      On December 18, 1997, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 5,000,000 shares of Class A Common Stock of the Company for issuance. Options under the 1998 Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. On March 18, 1998, the Company granted ten-year stock options to acquire 2,072,250 shares of Class A Common Stock at an exercise price of $0.50 per share (representing fair market value at the time of grant), and 1,175,000 shares of Class A Common Stock at an exercise price of $4.18 per share (representing a premium to fair market value at the time of grant). The options vest 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant. Due to employee resignations, 130,250 and 50,000 of the options with an exercise price of $0.50 and $4.18 per share, respectively, were cancelled subsequent to issuance.

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

      The Company conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the same release of such system. The Company has received converted source code, from the contracted vendor, for all applications with the exception of EDI and is currently testing the converted programs. Programming with respect to EDI applications is projected to be completed by December 1998. The Company's current timetable anticipates completion of all conversions and necessary testing by January, 1999 and the rollout and implementation to all locations by June, 1999. At this time, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted, however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by June, 1999.

      The Company is currently in the process of replacing personal computers and phone systems that are not Year 2000 compliant. The Company has confirmed that its primary manufacturing equipment is Year 2000 compliant. Major suppliers to the Company have been contacted and the Company has received confirmation of Year 2000 compliance or a timetable to be compliant from such suppliers. The Company is in the preliminary stages of assessment of its customer status with respect to the Year 2000 Issue. Contingency plans will be developed for any significant suppliers or customers that are not Year 2000 compliant by June 1999 or earlier if the Company becomes aware that such entities may not be Year 2000 compliant in a timely manner.

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


      The required code changes, testing and implementation necessary to address the Year 2000 Issue are expected to cost approximately $4.0 million and the Company has incurred $0.8 million through August 1998. The Company estimates that it is approximately 35% complete with the efforts required to be Year 2000 compliant.

      Even though the Company's Year 2000 plan should adequately address the Year 2000 Issue, there can be no assurance that unforeseen difficulties will not arise. If the Company does not identify and fix all Year 2000 problems, or if a major supplier or customer is unable to adequately address its Year 2000 Issue, the Company's results of operations or financial condition could be materially impacted.

NOTE H - HEADQUARTERS AND RESEARCH & DEVELOPMENT CENTER RELOCATION

      On March 10, 1998, the Company announced its plans to relocate its Corporate headquarters and Research & Development Center from Cleveland, Ohio to High Point, North Carolina. The Company purchased a property, on April 13, 1998, which currently includes an office building and a manufacturing facility. The Company is constructing an additional office building on this property to house its Corporate headquarters. The Company also relocated its Lexington, North Carolina manufacturing plant to High Point, North Carolina on June 22, 1998. The Company established permanent financing for the property purchase and construction project on June 23, 1998. The Company estimates total costs associated with this relocation will result in a pretax charge of approximately $8.5 million, which will be recognized primarily in fiscal 1998 with the balance in fiscal 1999. The Company recognized $3.1 and $5.3 million of expense for the three and nine month periods ended August 30, 1998, respectively, related to the relocation.

NOTE I - GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

      The following supplemental consolidating condensed financial statements present:

              1. Consolidating condensed balance sheets as of August 30, 1998 and November 30, 1997, consolidating condensed statements of operations for the quarters and nine months ended August 30, 1998 and August 31, 1997, and consolidating condensed statements of cash flows for the nine months ended August 30, 1998 and August 31, 1997.

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


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

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED AUGUST 30, 1998
                                 (in thousands)



                                                           Sealy        Combined      Combined
                                             Sealy        Mattress     Guarantor    Non-Guarantor
                                          Corporation     Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated

Net sales                                 $    --        $  31,631      $ 591,335      $  54,968      $ (12,500)     $ 665,434

Costs and expenses:
  Cost of goods sold                           --           20,172        335,255         33,732        (12,500)       376,659
  Selling, general and administrative        17,789          9,636        201,051         15,379           --          243,855
  Amortization of intangibles                  --              298          8,699            708           --            9,705
  Interest expense, net                       4,005         46,504             25           (145)          --           50,389
  (Income) loss from equity investees        (4,525)       (45,303)          --             --           49,828           --
  (Income) loss from non-guarantor
    equity investees                           --             --           (2,174)          --            2,174           --
  Capital charge and intercompany
    interest allocation                        --              418         (1,709)         1,291           --             --
                                          -------------------------------------------------------------------------------------

(Loss) income before income
    taxes and extraordinary item            (17,269)           (94)        50,188          4,003        (52,002)       (15,174)

  Income taxes                               (2,217)        (4,619)         4,885          1,829           --             (122)
                                          -------------------------------------------------------------------------------------
(Loss) income before extraordinary
  item                                      (15,052)         4,525         45,303          2,174        (52,002)       (15,052)

Extraordinary item - loss from
 early extinguishment of debt (net
 of income tax benefit of $9,693)            14,537           --             --             --             --           14,537
                                          -------------------------------------------------------------------------------------
Net (loss) income                         $ (29,589)     $   4,525      $  45,303      $   2,174      $ (52,002)     $ (29,589)
                                          =====================================================================================

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED AUGUST 31, 1997
                                 (in thousands)



                                                              Sealy       Combined       Combined
                                               Sealy        Mattress      Guarantor    Non-Guarantor
                                            Corporation     Company     Subsidiaries    Subsidiaries   Eliminations   Consolidated

Net sales                                   $    --        $  27,775      $ 507,801      $  54,901      $ (11,029)     $ 579,448

Costs and expenses:
  Cost of goods sold                             --           17,207        283,602         36,120        (11,029)       325,900
  Selling, general and administrative           1,328          8,326        167,063         12,111           --          188,828
  Amortization of intangibles                    --              298          8,835            844           --            9,977
  Interest expense, net                        23,895           --              (55)          (564)          --           23,276
  (Income) loss from equity investees         (25,913)       (28,638)          --             --           54,551           --
  (Income) loss from non-guarantor
    equity investees                             --            3,446         (5,945)          --            2,499           --
  Capital charge and intercompany
    interest allocation                          --              366         (1,288)           922           --             --
                                            -------------------------------------------------------------------------------------

Income before income taxes and
  extraordinary item                              690         26,770         55,589          5,468        (57,050)        31,467

  Income taxes                                (13,697)           857         26,951          2,969           --           17,080
                                            -------------------------------------------------------------------------------------

Income before extraordinary
  item                                         14,387         25,913         28,638          2,499        (57,050)        14,387
 Extraordinary item - loss from
  early extinguishment of debt
  (net of income tax benefit of $1,353)         2,030           --             --             --             --            2,030
                                            -------------------------------------------------------------------------------------

Net income                                  $  12,357      $  25,913      $  28,638      $   2,499      $ (57,050)     $  12,357
                                            =====================================================================================

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 30, 1998
                                 (in thousands)



                                                           Sealy       Combined       Combined
                                           Sealy          Mattress     Guarantor    Non-Guarantor
                                        Corporation       Company    Subsidiaries    Subsidiaries    Eliminations  Consolidated


Net sales                                 $    --        $  11,743      $ 215,319      $  19,524      $  (3,983)     $ 242,603

Costs and expenses:
  Cost of goods sold                           --            7,321        119,182         11,488         (3,983)       134,008
  Selling, general and administrative            37          3,613         73,332          5,243           --           82,225
  Amortization of intangibles                  --               99          2,877            231           --            3,207
  Interest expense, net                         917         16,387            109            (69)          --           17,344
  (Income) loss from equity investees        (5,297)       (19,616)          --             --           24,913           --
  (Income) loss from non-guarantor
    equity investees                           --             --           (1,192)          --            1,192           --
  Capital charge and intercompany
    interest allocation                        --              142           (578)           436           --             --
                                          --------------------------------------------------------------------------------------

Income before income taxes                    4,343          3,797         21,589          2,195        (26,105)         5,819

  Income taxes                                  (20)        (1,500)         1,973          1,003           --            1,456
                                          --------------------------------------------------------------------------------------

Net income                                $   4,363      $   5,297      $  19,616      $   1,192      $ (26,105)     $   4,363
                                          ======================================================================================

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 31, 1997
                                 (in thousands)



                                                            Sealy        Combined     Combined
                                            Sealy          Mattress     Guarantor   Non-Guarantor
                                         Corporation       Company    Subsidiaries   Subsidiaries    Eliminations   Consolidated

Net sales                                 $    --        $  10,949      $ 202,327      $  19,656      $  (3,013)     $ 229,919

Costs and expenses:
  Cost of goods sold                           --            6,639        113,125         12,019         (3,013)       128,770
  Selling, general and administrative           726          3,232         64,533          4,376           --           72,867
  Amortization of intangibles                  --              108          2,945            246           --            3,299
  Interest expense, net                       8,340           --              (20)           (50)          --            8,270
  (Income) loss from equity investees       (12,340)       (13,355)          --             --           25,695           --
  (Income) loss from non-guarantor
    equity investees                           --            1,407         (2,695)          --            1,288           --
  Capital charge and intercompany
    interest allocation                        --              142           (499)           357           --             --
                                          ------------------------------------------------------------------------------------

Income before income taxes                    3,274         12,776         24,938          2,708        (26,983)        16,713


  Income taxes                               (4,643)           436         11,583          1,420           --            8,796
                                          ------------------------------------------------------------------------------------

Net income                                $   7,917      $  12,340      $  13,355      $   1,288      $ (26,983)     $   7,917
                                          ====================================================================================

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998



                                SEALY CORPORATION
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                 AUGUST 30, 1998
                                 (in thousands)




                                                                  Sealy     Combined       Combined
                                                Sealy            Mattress   Guarantor    Non-Guarantor
                                             Corporation         Company   Subsidiaries   Subsidiaries    Eliminations  Consolidated

ASSETS

Current assets:
  Cash and cash equivalents                    $    --        $    --        $   3,883      $   3,601      $    --        $   7,484
  Accounts receivable, net                          --            4,208         95,373         11,308           --          110,889
  Inventories                                       --            1,529         41,434          4,405           --           47,368
  Income tax refund receivable                    12,811           --             --             --             --           12,811
  Prepaid expenses and deferred taxes             (9,236)           295         29,398          1,206           --           21,663
                                               -------------------------------------------------------------------------------------
                                                   3,575          6,032        170,088         20,520           --          200,215

Property, plant and equipment -at cost              --            4,817        172,679         12,170           --          189,666
Less:  accumulated depreciation                     --           (1,480)       (47,585)        (2,294)          --          (51,359)
                                               -------------------------------------------------------------------------------------
                                                    --            3,337        125,094          9,876           --          138,307

Other assets:
  Goodwill and other intangibles, net               --           14,163        353,276         34,125           --          401,564
  Net investment in and advances
    to (from) subsidiaries and affiliates       (106,573)       536,128       (309,945)       (28,723)       (90,887)          --
  Debt issuance costs, net and other
    assets                                          --           29,471          7,750             30           --           37,251
                                               -------------------------------------------------------------------------------------
                                                (106,573)       579,762         51,081          5,432        (90,887)       438,815
                                               -------------------------------------------------------------------------------------
Total assets                                   $(102,998)     $ 589,131      $ 346,263      $  35,828      $ (90,887)     $ 777,337
                                               =====================================================================================

LIABILITIES AND STOCKHOLDERS'
(DEFICIT) EQUITY

Current liabilities:
  Current portion-long-term obligations        $    --        $   6,500      $    --        $    --        $    --        $   6,500
  Accounts payable                                  --            1,432         34,769          4,790           --           40,991
  Accrued interest                                  --           10,529            101           --             --           10,630
  Accrued incentives and advertising                --            2,198         32,005          2,241           --           36,444
  Accrued compensation                              --              329         11,494            903           --           12,726
  Other accrued expenses                           1,924          1,087         24,263         (1,884)          --           25,390
                                               -------------------------------------------------------------------------------------
                                                   1,924         22,075        102,632          6,050           --          132,681

Long-term obligations                             27,197        664,098         10,088           --             --          701,383
Other noncurrent liabilities                       3,585           --           35,467           --             --           39,052
Deferred income taxes                             (8,737)        (3,723)        37,981          5,667           --           31,188

Stockholders' (deficit) equity                  (126,967)       (93,319)       160,095         24,111        (90,887)      (126,967)
                                               -------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity    $(102,998)     $ 589,131      $ 346,263      $  35,828      $ (90,887)     $ 777,337
                                               =====================================================================================

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998


                                SEALY CORPORATION
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                NOVEMBER 30, 1997
                                 (in thousands)


                                                                 Sealy     Combined       Combined
                                                 Sealy         Mattress    Guarantor    Non-Guarantor
                                              Corporation      Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated

ASSETS

Current assets:
  Cash and cash equivalents                   $    --        $      20      $   2,062      $   3,975      $    --        $   6,057
  Accounts receivable, net                         --            3,434         79,150         11,334           --           93,918
  Inventories                                      --            1,912         39,240          5,190           (335)        46,007
  Prepaid expenses and deferred taxes            (9,206)           294         29,819          1,622           --           22,529
                                              -------------------------------------------------------------------------------------
                                                 (9,206)         5,660        150,271         22,121           (335)       168,511

Property, plant and equipment -at cost             --            4,664        152,045         12,894           --          169,603
Less:  accumulated depreciation                    --           (1,254)       (40,603)        (2,138)          --          (43,995)
                                              -------------------------------------------------------------------------------------
                                                   --            3,410        111,442         10,756           --          125,608

Other assets:
  Goodwill and other intangibles, net              --           14,461        361,976         34,832           --          411,269
  Net investment in and advances
    to (from) subsidiaries and affiliates       543,783          2,636       (357,823)       (28,591)      (160,005)          --
  Debt issuance costs, net and
    other assets                                  8,918             35          6,641             85           --           15,679
                                              -------------------------------------------------------------------------------------
                                                552,701         17,132         10,794          6,326       (160,005)       426,948
                                              -------------------------------------------------------------------------------------
Total assets                                  $ 543,495      $  26,202      $ 272,507      $  39,203      $(160,340)     $ 721,067
                                              =====================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $    --        $   2,086      $  40,743      $   6,847      $    --        $  49,676
  Accrued interest                                1,973           --               65           --             --            2,038
  Accrued incentives and advertising               --            1,473         26,782          2,449           --           30,704
  Accrued compensation                             --              246         16,244          1,281           --           17,771
  Other accrued expenses                            314            222         18,107          1,573           (118)        20,098
                                              -------------------------------------------------------------------------------------
                                                  2,287          4,027        101,941         12,150           (118)       120,287

Long-term obligations                           330,000           --             --             --             --          330,000
Other noncurrent liabilities                      2,969           --           32,744           --             --           35,713
Deferred income taxes                             3,173            896         22,693          3,239           --           30,001

Stockholders' equity                            205,066         21,279        115,129         23,814       (160,222)       205,066
                                              -------------------------------------------------------------------------------------

Total liabilities and stockholders'
    equity                                    $ 543,495      $  26,202      $ 272,507      $  39,203      $(160,340)     $ 721,067
                                              =====================================================================================

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED AUGUST 30, 1998
                                 (in thousands)



                                                             Sealy        Combined        Combined
                                              Sealy         Mattress      Guarantor     Non-Guarantor
                                           Corporation      Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated

Net cash provided by (used in)
  operating activities                     $ (20,309)     $ (27,638)     $  45,014      $    (367)     $   4,694      $   1,394
                                           ---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property
    and equipment, net                          --             (172)       (20,830)          --             --          (21,002)
  Net activity in investment in and
    advances to (from) subsidiaries and
    affiliates                               642,070       (603,602)       (31,912)           132         (6,688)          --
                                           ---------------------------------------------------------------------------------------
    Net cash provided by (used in)
      investing activities                   642,070       (603,774)       (52,742)           132         (6,688)       (21,002)

Cash flows from financing activities:
  Treasury stock repurchase costs           (413,078)          --             --             --             --         (413,078)
  Proceeds from (repayment of) long-
    term obligations, net                   (330,000)       664,697         10,088           --             --          344,785
  Equity contributions                       121,317           --             --             --             --          121,317
  Debt issuance costs                           --          (31,795)          (194)          --             --          (31,989)
  Net equity activity with Parent               --           (1,510)          (345)          (139)         1,994           --
                                           ---------------------------------------------------------------------------------------

      Net cash (used in) provided by
        financing activities                (621,761)       631,392          9,549           (139)         1,994         21,035
                                           ---------------------------------------------------------------------------------------
Change in cash and cash equivalents             --              (20)         1,821           (374)          --            1,427

Cash and cash equivalents:
  Beginning of period                           --               20          2,062          3,975           --            6,057
                                           ---------------------------------------------------------------------------------------
   End of period                           $    --        $    --        $   3,883      $   3,601      $    --        $   7,484
                                           =======================================================================================

                                SEALY CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        NINE MONTHS ENDED AUGUST 30, 1998



                                SEALY CORPORATION
          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED AUGUST 31, 1997
                                 (in thousands)

                                                            Sealy       Combined     Combined
                                             Sealy         Mattress    Guarantor   Non-Guarantor
                                          Corporation      Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated

Net cash provided by (used in)
  operating activities                     $(23,310)     $  1,437      $ 41,214      $    529      $    (55)     $ 19,815
                                           --------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of subsidiary              --          35,000          --            --            --          35,000
 Proceeds from sale of insulator pad
    operation assets                           --           5,150          --            --            --           5,150
 Purchase of property and
    equipment, net                             --            (208)      (18,304)         (110)         --         (18,622)
 Net activity in investment in and
    advances to (from) subsidiaries and
    affiliates                               77,234        11,476       (23,245)      (12,792)      (52,673)         --
                                           --------------------------------------------------------------------------------
   Net cash provided by (used in)
    investing activities                     77,234        51,418       (41,549)      (12,902)      (52,673)       21,528

Cash flows from financing activities:
 Proceeds from (repayment of) long-
  term obligations, net                      51,982          --               1           (35)         --          51,948
 Dividend                                   (99,776)         --            --            --            --         (99,776)
 Debt issuance costs                         (6,130)         --            --            --            --          (6,130)
 Net equity activity with Parent               --         (52,799)         (146)          217        52,728          --
                                           --------------------------------------------------------------------------------
   Net cash (used in) provided by
    financing activities                    (53,924)      (52,799)         (145)          182        52,728       (53,958)
                                           --------------------------------------------------------------------------------

Change in cash and cash equivalents            --              56          (480)      (12,191)         --         (12,615)

Cash and cash equivalents:
 Beginning of period                           --              54         3,118        13,447          --          16,619
                                           --------------------------------------------------------------------------------
End of period                              $   --        $    110      $  2,638      $  1,256      $   --        $  4,004
                                           ================================================================================

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 -

QUARTER ENDED AUGUST 30, 1998 COMPARED WITH QUARTER ENDED AUGUST 31, 1997

     NET SALES Net sales increased $12.7 million, or 5.5% for the quarter ended August 30, 1998, when compared to the quarter ended August 31, 1997 attributable to an increase in average unit selling price, in addition to a slight increase in unit volume. The increase in average unit selling price is primarily attributable to the introduction of new or re-engineered higher-end products.

     COST OF GOODS SOLD Cost of goods sold for the quarter, as a percentage of net sales, decreased 0.8 percentage points to 55.2%. This decrease is primarily attributable to production efficiencies, movement to higher-end products and production economies of scale from increased volume.

     SELLING, GENERAL, AND ADMINISTRATIVE Selling, general, and administrative expenses increased $9.4 million due to increases in marketing spending, $5.2 million, Corporate Headquarters and Research and Development Center relocation expenses, $3.1 million and delivery expenses, $0.8 million. Increased marketing spending was due to increased sales, along with an increased spending rate for cooperative advertising and promotions partially offset by lower national advertising. Increased delivery expenses were due to increased sales, along with an increased spending rate.

     INTEREST EXPENSE Interest expense, net of interest income, increased $9.1 million primarily as a result of significantly higher debt levels due to the Recapitalization and a higher interest rate spread.

     INCOME TAX The Company's provision for income taxes decreased $7.3 million to $1.5 million, due to lower pretax income of $10.9 million partially offset by a lower effective tax rate. The effective income tax rate for the quarter ended August 30, 1998 is approximately 25.0% as compared to 52.6% for the quarter ended August 31, 1997. The relatively low effective tax rate is due to low full year projected pretax income, after adjusting for non-deductible items, resulting from increased leverage and compensation charges associated with the Recapitalization, as well as the charges related to the Corporate Headquarters, Research & Development Center and Lexington plant relocation to High Point, North Carolina.

     NET INCOME For the reasons set forth above, the Company recorded net income of $4.4 million for the quarter ended August 30, 1998 versus net income of $7.9 million for the quarter ended August 31, 1997.

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


NINE MONTHS ENDED AUGUST 30, 1998 COMPARED WITH NINE MONTHS ENDED AUGUST 31,
1997

     NET SALES Net sales increased $86.0 million, or 14.8% for the nine months ended August 30, 1998, when compared to the nine months ended August 31, 1997. The increase is attributable to a $91.3 million increase in conventional bedding sales offset by a $5.3 million decrease in sales of wood bedroom furniture.

     Conventional bedding sales increased 15.9% over the prior year, driven by a 10.4% or $60.0 million increase in conventional bedding unit shipments and a 4.9% or $31.3 million increase in average unit selling price. These increases were due to sales growth in Posturepedic, Stearns & Foster and promotional product lines, in addition to continued positive results from successful strategic distribution initiatives that included sole-source multi-year arrangements of varying lengths with several retailers. The increase in average unit selling price is primarily attributable to the introduction of new or re-engineered higher-end products.

     The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 14 to the consolidated financial statements contained in the Company's Form 10-K for the year ended November 30, 1997.

     COST OF GOODS SOLD Cost of goods sold for the nine months, as a percentage of net sales, increased 0.4 percentage point to 56.6%. This increase is primarily attributable to higher start-up costs associated with the integration of new products into production, the introduction of lower price point products, partially offset by production economies of scale from increased volume.

     SELLING, GENERAL, AND ADMINISTRATIVE Selling, general, and administrative expenses increased $55.0 million due to increased operating expenses of $36.2 million and compensation related costs associated with the Recapitalization of $18.8 million. Increased operating costs were primarily due to increases in marketing spending, $22.7 million, Corporate Headquarters and Research and Development Center relocation expenses, $5.3 million and delivery expenses, $4.9 million. Increased marketing spending was due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions partially offset by lower national advertising. Increased delivery expenses were due to increased sales volume, along with an increased spending rate. Recapitalization costs of $18.8 million were primarily comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees in connection with the transaction.

     INTEREST EXPENSE Interest expense, net of interest income, increased $27.1 million primarily as a result of significantly higher debt levels due to the Recapitalization and a higher interest rate spread.

     INCOME TAX The Company's provision for income taxes decreased $17.2 million to a benefit of $0.1 million, due to a loss before income tax and extraordinary item of $15.2 million as compared to income before income tax and extraordinary item of $31.5 million, for the nine months ended August 30, 1998 and August 31, 1997, respectively, partially offset by a lower effective tax rate. The effective income tax rate for the nine months ended August 30, 1998 is approximately 0.8% as compared to the nine months ended August 31, 1997 rate of 54.3%. The relatively low effective tax rate is due to low full year projected pretax income, after adjusting for non-deductible items, resulting from increased leverage and compensation charges associated with the Recapitalization as well as the charges related to the Corporate Headquarters, Research & Development Center and Lexington plant relocation to High Point, North Carolina.

     EXTRAORDINARY ITEM The Company recorded a $14.5 million charge, net of income tax benefit of $9.7 million, representing the writeoff of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


related to the Tender Offer of the Parent Notes in connection with the Recapitalization and the call for redemption of all remaining outstanding Parent Notes paid on May 1, 1998.

     NET (LOSS) INCOME For the reasons set forth above, the Company recorded a net loss of $29.6 million for the nine months ended August 30, 1998 versus net income of $12.4 million for the nine months ended August 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $21.2 million for the nine months ended August 30, 1998 and are projected to be $33.8 million for fiscal 1998. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. On June 23, 1998, the Company secured permanent financing for the property, manufacturing facility and office building in High Point, North Carolina as purchased on April 13, 1998 and to fund the construction of the new Corporate headquarters facility at this site. The initial purchase price of $8.4 million was paid at closing and was financed on a temporary basis with a draw from the Revolving Credit Facility. The permanent loan agreement provides for borrowings not to exceed $14.5 million and the Company made an initial draw of $8.2 million. In conjunction with the permanent financing, senior lenders approved an amendment to the senior credit facilities and related covenants to permit the transaction. Additionally, the Company estimates total costs associated with the Corporate Headquarters, Research & Development Center and Lexington plant relocation to High Point, North Carolina will result in a pretax charge of approximately $8.5 million which will be recognized primarily in fiscal 1998 with the balance in fiscal 1999. At August 30, 1998, the Company had approximately $73.3 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $11.7 million. The weighted average interest rate on the Revolving Credit Facility at August 30, 1998 was 7.9%.

     On January 15, 1997, the Company sold its subsidiary that manufactured wood bedroom furniture under the Samuel Lawrence brand name. Gross proceeds from the sale of $35.0 million were used to reduce amounts outstanding under the 1994 Restated Credit Agreement.

     Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, the estimated $8.5 million of relocation costs, obligations under its credit agreement and subordinated note indentures, Year 2000 costs, environmental liabilities, and for other needs required to manage and operate its business.

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

      The Company conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the

                                SEALY CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


same release of such system. The Company has received converted source code, from the contracted vendor, for all applications with the exception of EDI and is currently testing the converted programs. Programming with respect to EDI applications is projected to be completed by December 1998. The Company's current timetable anticipates completion of all conversions and necessary testing by January, 1999 and the rollout and implementation to all locations by June, 1999. At this time, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted, however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by June, 1999.

      The Company is currently in the process of replacing personal computers and phone systems that are not Year 2000 compliant. The Company has confirmed that its primary manufacturing equipment is Year 2000 compliant. Major suppliers to the Company have been contacted and the Company has received confirmation of Year 2000 compliance or a timetable to be compliant from such suppliers. The Company is in the preliminary stages of assessment of its customer status with respect to the Year 2000 Issue. Contingency plans will be developed for any significant suppliers or customers that are not Year 2000 compliant by June 1999 or earlier if the Company becomes aware that such entities may not be Year 2000 compliant in a timely manner.

      The required code changes, testing and implementation necessary to address the Year 2000 Issue are expected to cost approximately $4.0 million and the Company has incurred $0.8 million through August 1998. The Company estimates that it is approximately 35% complete with the efforts required to be Year 2000 compliant.

      Even though the Company's Year 2000 plan should adequately address the Year 2000 Issue, there can be no assurance that unforeseen difficulties will not arise. If the Company does not identify and fix all Year 2000 problems, or if a major supplier or customer is unable to adequately address its Year 2000 Issue, the Company's results of operations or financial condition could be materially impacted.

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

           (a)   Exhibits:

                 10.1      First Amendment to Credit Agreement

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


                                SEALY CORPORATION



           Signature                              Title
           ---------                              -----



By: /s/ Ronald L.  Jones          President and Chief Executive Officer
    --------------------------      (Principal Executive Officer)
         Ronald L. Jones



By: /s/ Richard F. Sowerby        Vice President of Finance
    --------------------------      (Principal Financial and Accounting Officer)
         Richard F. Sowerby







Date:  October 14, 1998