Form 10-K405
period 1998-11-29
SEALY CORP
filed 1999-03-01
CIK 748015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR                                        COMMISSION FILE
         ENDED                                                   NUMBER
   NOVEMBER 29, 1998                                             1-8738

                               SEALY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                               36-3284147
    (STATE OR OTHER                                         (I.R.S. EMPLOYER
    JURISDICTION OF                                        IDENTIFICATION NO.)
    INCORPORATION OR
     ORGANIZATION)

    520 PIKE STREET                                               98101
  SEATTLE, WASHINGTON                                          (ZIP CODE)
 (ADDRESS OF PRINCIPAL
  EXECUTIVE OFFICES)*

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                (206) 625-1233

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 15, 1999: not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of the registrant's common stock outstanding as of February 15, 1999: 31,409,665.2711.

          DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: NONE

                               ----------------

* All Corporate and administrative services are provided by Sealy, Inc., One Office Parkway, Trinity, NC 27370

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 General

  Sealy Corporation (the "Company" or the "Parent"), through its subsidiaries, is the largest bedding manufacturer in North America and manufactures, distributes and sells a broad line of conventional bedding products including mattresses and foundations. The Company's conventional bedding products include the SEALY(R), SEALY POSTUREPEDIC(R), SEALY POSTUREPEDIC CROWN JEWEL(R), SEALY CORRECT COMFORT(R), and the STEARNS & FOSTER(R) brands and account for approximately 99% of the Company's total net sales for the year ended November 29, 1998. In January, 1997, the Company completed the sale of its Samuel Lawrence subsidiary and no longer manufactures or markets wood furniture. The Company has a components parts manufacturing subsidiary which produces substantially all of the Company's mattress innerspring requirements and approximately 50% of the Company's boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

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

  In 1989, the Company's common stock was acquired through a leveraged buyout (the "LBO") which was financed in part by First Boston Securities Corporation ("FBSC"), an affiliate of The First Boston Corporation ("First Boston"). In April 1990, the Company exchanged certain outstanding debt issued to FBSC for new debt at lower interest rates plus additional common stock (the "Exchange"). In December 1990, FBSC transferred its equity and debt interest in the Company to its affiliate MB L.P. I ("MBLP"). In November 1991, the Company successfully completed a recapitalization in which the Company's capital structure was significantly improved, the face amount of its indebtedness and interest thereon was reduced by approximately $417 million, the Company's interest expense obligations were substantially reduced and the principal repayment schedule on a portion of its existing bank term loan facility was extended. As a result of this recapitalization, MBLP's equity interest in the Company increased to approximately 94%, consisting of shares of Class A Common Stock, $0.01 par value (the "Shares").

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

  In December 1997, Sealy Mattress Company (the "Issuer"), a wholly owned subsidiary of Parent, issued $125 million principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and $128 million principal amount of 10 7/8% Senior Subordinated Discount Notes due 2007 (the "Senior Subordinated Discount Notes" and, together with the Senior Subordinated Notes, the "Notes"). The Issuer issued the Notes in a private placement (the "Offerings") pursuant to separate Indentures, each dated as of December 18, 1997 (the "Indentures"). The Notes are guaranteed fully and unconditionally, and jointly and severally on a senior subordinated basis (the "Note Guarantees"), by Parent and certain of the Issuer's current and all of the Issuer's future U.S. Subsidiaries ("the Subsidiary Guarantors" and together with the Parent, the "Guarantors"). The Notes are not guaranteed by certain of the Issuer's U.S. Subsidiaries or by any of its current or future foreign subsidiaries.

  Pursuant to an agreement entered into in connection with the private placement of the Notes, the Company filed a registration statement (the "Exchange Offer Registration Statement") relating to $125 million and $128 million principal amount of the 9 7/8% and 10 7/8% Senior Subordinated Notes and Senior Subordinated Discount Notes, respectively, due 2007 (the "Exchange Notes") issued in an exchange offer for the original Notes. The Exchange Notes have terms substantially identical in all material respects to the Notes and will be guaranteed by the Guarantors on the same basis as the Notes. The Company registered the Exchange Notes using Form S-4 which went effective June 23, 1998.

  On December 18, 1997, concurrent with the consummation of the Offerings, the Company consummated (i) a merger and recapitalization whereby, among other things, funds managed by Bain Capital, Inc., together with other equity investors, including members of management (the "Management Investors" and collectively with the other investors, the "Investors"), acquired an approximate 90% economic equity stake and an approximate 85.3% voting stake in Parent, (ii) a tender offer to purchase for cash all of the Parent Notes and the related Consent Solicitation to modify certain terms of the Indenture and (iii) a refinancing whereby the Issuer issued the Notes, entered into and borrowed under the Senior Credit Agreements as defined herein and repaid Parent indebtedness outstanding under the 1997 Credit Agreement. Approximately 99% of the Parent Notes were purchased as a result of the tender offer and the Parent called and repurchased in May 1998 the remaining outstanding Parent Notes. As a result of the above transaction, the warrants to purchase Class B Common Stock of the Company, upon exercise, were now only entitled to receive the same cash consideration paid to holders of the Company's Class B Common Stock. In addition, all of the Company's Series A Warrants were redeemed at a redemption price per Warrant of $0.9411 and Series B Warrants were redeemed at a redemption price per Warrant of $0.3777. This redemption for all warrants was completed by February 3, 1998.

 Conventional Bedding

  Industry and Competition. According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, approximately 800 manufacturers of mattresses and foundations make up the domestic conventional bedding industry, generating wholesale revenues estimated at $3.6 billion during calendar year 1998. The market for conventional bedding represents more than 85% of the entire bedding market in North America. According to ISPA, approximately 75% of conventional bedding is sold to furniture stores and specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers, membership clubs and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes and that the average time between consumer purchases of conventional mattresses is approximately
10 to 12 years. Factors such as disposable income and sales of homes also have some effect on bedding purchases.

  Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic, Sealy Posturepedic Crown Jewel, and Stearns & Foster. Sealy branded products are considered by management to be the most well-recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, brand name recognition, service and price. The Company's largest competitors include Simmons Company, Serta, Inc. and Spring Air Company. Management believes the Company derives a competitive advantage over its conventional bedding competitors as a result of strong consumer recognition of Sealy branded products.

  Products. The Company manufactures a variety of Sealy and Stearns & Foster brand conventional bedding in various sizes ranging in retail price from under $200 to approximately $4,000 per queen size set. Sealy Posturepedic brand mattress is the largest selling mattress brand in North America. Approximately 96% of the Sealy brand and the Stearns & Foster brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name.

  Customers. The Company serves over 7,000 retail outlets (approximately 3,200 customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 29% of the Company's net sales for the year ended November 29, 1998 and no single customer accounted for over 10% of the Company's net sales.

  Sales and Marketing. The Company's sales depend primarily on its ability to provide quality products with recognized brand names at competitive prices. Additionally, the Company works to build brand loyalty with its ultimate consumers, principally through targeted national advertising and cooperative advertising with its dealers, along with superior "point-of-sale" materials designed to emphasize the various features and benefits of the Company's products which differentiate them from other brands.

  The Company's sales force structure is generally based on regions of the country and districts within those regions, and also includes a sales staff for specific national accounts. The Company believes that it has one of the most comprehensive training and development programs for its sales force, including its University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

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

  Suppliers. The Company purchases fabric, polyfiber, wire and foam from a variety of vendors. The Company purchases approximately 50% of its Sealy foundation parts from a single third-party source, which has patents on various interlocking wire configurations (the "Wire Patents"), and manufactures the remainder of these parts as a licensee under the Wire Patents. The Company purchases substantially all of its Stearns & Foster foundation parts from the same single third-party source. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal components parts manufacturing capacity. See "Components Division." As is the case with all of the Company's product lines, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same, similar or alternative components are available.

  Manufacturing and Facilities. The Company manufactures most conventional bedding to order and has adopted "just-in-time" inventory techniques in its manufacturing process to more efficiently serve its dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within 5 days of receipt. This rapid delivery capability allows the Company to minimize its inventory of finished products and better satisfy customer demand for prompt shipments.

  The Company operates 25 bedding manufacturing facilities and three component manufacturing facilities in 19 states, three Canadian provinces, Puerto Rico and Mexico. Management believes that through the utilization of extra shifts, it will be able to continue to meet growing demand for its products without a significant investment in facilities. See Item 2, "Properties," herein. The Company also operates a Research and Development center in High Point, North Carolina with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company's products with those of its competitors and develops new processes. The Company has developed and patented a computerized model of an adult person, known as Dataman, which is used in testing the support level of its mattresses. In addition, the Company has developed very advanced and proprietary methods (Digital Image Analysis) of dynamically measured spinal morphology on any human subject in any sleep position. This sophisticated technology is expected to enhance Sealy's Posturepedic brand leadership and market position.

 Components Division

  The Company operates a Components Division with headquarters in Rensselaer, Indiana. The Components Division sells its component parts at current market prices exclusively to the Company's bedding plants and licensees. The Components Division currently provides substantially all of the Company's mattress innerspring unit requirements. The Components Division also supplies approximately 50% of the Company's Sealy foundation parts requirements under a license of the Wire Patents. In March 1997, the Company divested the assets of its mattress insulator pad manufacturing operation in South Brunswick, New Jersey. The Components

Division operates three owned manufacturing sites located in Rensselaer, Indiana; Delano, Pennsylvania, and Colorado Springs, Colorado. See Item 2, "Properties," herein.

  Over the last eight years, the Company has made substantial commitments to ensure that the coil-making equipment at its component plants remains state-of-the-art. Since 1989, the Company has installed 30 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company's innerspring requirements over that time period from approximately 60% to substantially all.

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

 Licensing

  At November 29, 1998, there are 16 separate license arrangements in effect with domestic independent and foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Sealy Furniture of Maryland (a sleep sofa manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), and Dorel Industries (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under license agreements between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain of the Company's trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in the United States. Sealy entered into a long-term license agreement with Klaussner Corporation Services ("Klaussner") on December 19, 1996 under which Klaussner will manufacture and market sofas, sleep sofas, chairs, recliners and other upholstered furniture products in North America, primarily under the Sealy FurnitureTM logo. During the fiscal year ended November 29, 1998, Sealy entered into licensing arrangements with Pacific Coast Feather Company for the manufacture and sale of pillows, comforters and mattress pads under the Sealy brand name and Dorel Industries for the manufacture and sale of futons under the Sealy Furniture brand name each with a commencement date of April 1, 1998.

  The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal year ended November 29, 1998, the licensing division as a whole generated royalties of approximately $7.2 million, which were accounted for as a reduction of selling, general and administrative expenses in the Consolidated Financial Statements included herein.

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

 Employees

  As of November 29, 1998, the Company had 5,193 full-time employees. Approximately 68% of the Company's employees at its 28 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory.

 Seasonality/Other

  The Company's business is somewhat seasonal, with lower sales usually experienced during the first quarter of each fiscal year and higher bedding sales usually experienced in the last three quarters of each fiscal year. See
Note 14 to the Consolidated Financial Statements of the Company included in
Part II, Item 8 herein.

  Most of the Company's sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, the Company has a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

  The Company has three manufacturing facilities in Canada and one in Mexico which comprise all of the Company's foreign-owned manufacturing operations at November 29, 1998. The Company's licensee for Mexico agreed to terminate its license permitting Sealy to enter the market directly, and commence production in May 1996. The Company began marketing its Sealy brand in South Korea through local distributors during 1995 upon expiration of its Korean license agreement. In addition the Company has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel and Jamaica. Additional international test markets are currently operating in Spain and Brazil. The Company does not derive a material portion of its sales or revenues from its foreign-owned operations or from customers in any other foreign country.

ITEM 2. PROPERTIES

  The offices of the Company are located at 520 Pike Street, Seattle, Washington 98101. Corporate, licensing and marketing services are provided to the Company by Sealy, Inc. (a wholly-owned subsidiary of the Company), an Ohio Corporation. The principal address of Sealy, Inc. is One Office Parkway, Trinity, North Carolina 27370.

  The Company administers component operations at its Rensselaer, Indiana facility. The Company leases an information technology facility in Cleveland, Ohio. The Company's leased facilities are occupied under leases which expire from 1999 to 2008, including renewal options.

  The following table sets forth certain information regarding manufacturing facilities operated by the Company at February 15, 1999:

                                          APPROXIMATE
   LOCATION                              SQUARE FOOTAGE TITLE
   --------                              -------------- -----
   UNITED STATES
    Arizona         Phoenix                   76,000     Owned(a)
    California      Richmond                 238,000     Owned(a)
                    South Gate               185,000     Owned(a)
    Colorado        Colorado Springs          70,000     Owned(a)
                    Denver                    92,900     Owned(a)
    Florida         Orlando                   97,600     Owned(a)
    Georgia         Atlanta                  292,500     Owned(a)
    Illinois        Batavia                  212,700    Leased(b)
    Indiana         Rensselaer               131,000     Owned(a)
                    Rensselaer               124,000     Owned(a)
    Kansas          Kansas City              102,600    Leased(a)
    Maryland        Williamsport             144,000    Leased
    Massachusetts   Randolph                 187,000     Owned(a)
    Michigan        Taylor                   156,000    Leased
    Minnesota       St. Paul                  93,600     Owned(a)
    New York        Albany                   102,300     Owned(a)
    North Carolina  High Point               151,200     Owned(a)
                    Lexington                 97,400     Owned(a)
    Ohio            Medina                   140,000     Owned(a)
    Oregon          Portland                 140,000     Owned(a)
    Pennsylvania    Clarion                   85,000     Owned(a)
                    Delano                   143,000     Owned(a)
    Tennessee       Memphis                  225,000     Owned(a)
    Texas           Brenham                  220,000     Owned(a)
                    North Richland Hills     124,500     Owned(a)
   CANADA
    Alberta         Edmonton                 144,500     Owned
    Quebec          Saint Narcisse            76,000     Owned
    Ontario         Toronto                   80,200    Leased
   PUERTO RICO      Carolina                  58,600     Owned(a)
   MEXICO           Toluca                    95,200     Owned
                                           ---------
                                           4,085,800
                                           =========

--------

(a) The Company has granted a mortgage or otherwise encumbered its interest in this facility as collateral for secured indebtedness.
(b) The Company has subleased 76,000 square feet to an unrelated tenant.

  The Company considers its present facilities to be generally well maintained and in sound operating condition.

 Regulatory Matters

  The Company's principal wastes are wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. The Company also periodically disposes (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. The Company, generally, is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. The

Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Except as set forth in Item
3. "Legal Proceedings" below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company is not aware of any pending federal environmental legislation which would have a material impact on the Company's operations. Except as set forth in Item 3. "Legal Proceedings," the Company has not been required to make, and during the next two fiscal years, does not expect to make any material capital expenditures for environmental control facilities.

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

  In January 1997, the Company filed a claim in the U.S. District Court of New Jersey against former insurance companies for the Company under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. A parallel case seeking a judgement of non-liability was filed by some (but not all) of these insurance companies in the U.S. District Court for the Northern District of Ohio. Both the New Jersey and Ohio District Courts have ruled that New Jersey law applies. In November, 1998, the Company settled these cases when the insurers paid the Company approximately $3.8 million.

  The Company also has begun to remediate soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. The Company submitted a soil and groundwater remediation plan to the Connecticut Department of Environmental Protection in December 1998. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court of Connecticut to require these entities to complete the remediation and reimburse the Company for its cleanup costs. Trial of this matter has been bifurcated with the issue of damages only going to trial in March, 1999. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As a result of the Recapitalization (see Note 2) effective on December 18, 1997, Merger Warrant holders, upon exercise of their Merger Warrants at a conversion rate of 47.98 to 1, were entitled only to receive a cash payment of $14.2927 which is the spread between the Recapitalization share price of $14.3027 and the Merger Warrant exercise price of $0.01. As a result of the Recapitalization, Warrants not exercised prior to such Recapitalization can no longer be converted to Class B shares and upon subsequent exercise will receive the same amount in cash without interest. As of December 17, 1997, the Company forwarded to a third party paying agent the amount necessary to fund the future cash requirements with respect to the remaining then outstanding Merger Warrants and Class B Common Stock.

  The Company completed its redemption of all of the Company's Series A and Series B warrants by February 3, 1998.

  As of February 23, 1999 there are 17 holders of record of the Company's Class A shares, 7 holders of record of the Company's Class B shares, 14 holders of record of the Company's Class L shares and 7 holders of record of the Company's Class M shares. See Note 2 to the Consolidated Financial Statements, Part II, Item 8 herein for description of change in capital structure.

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

ITEM 6. SELECTED FINANCIAL DATA

  The following tables set forth selected consolidated financial and other data of the Company for the years ended November 29, 1998, November 30, 1997, December 1, 1996, November 30, 1995 and 1994.

  During the period from December 1, 1992 through November 29, 1998, the Company's capital structure changed significantly, in large part as a result of the Acquisition in February 1993. Due to required purchase accounting adjustments relating to such transactions, and the resultant changes in control, the consolidated financial and other data for each period reflected in the following tables during this period are not comparable to such data for the other such periods.

  The selected consolidated financial and other data set forth in the following tables have been derived from the Company's audited consolidated financial statements. The reports of PricewaterhouseCoopers LLP, independent accountants, covering the Company's Consolidated Financial Statements for the year ended November 29, 1998 and KPMG LLP, independent auditors, covering the Company's Consolidated Financial Statements for the years ended November 30, 1997 and December 1, 1996, are included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                          YEAR ENDED   YEAR ENDED  YEAR ENDED     YEAR ENDED   YEAR ENDED
                         NOVEMBER 29, NOVEMBER 30, DECEMBER 1,   NOVEMBER 30, NOVEMBER 30,
                             1998         1997        1996           1995         1994
                         ------------ ------------ -----------   ------------ ------------
                                              (DOLLARS IN MILLIONS)
Statement of Operations
 Data:
 Net Sales..............   $ 891.3      $ 804.8      $ 697.6       $ 653.9      $ 697.7
 Costs and expenses.....     913.9        764.2        672.8         610.9        641.6
 Income (loss) before
  income tax,
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............     (22.6)        40.6         24.8          43.0         56.1
 Extraordinary loss(a)..      14.5          2.0           --            --           --
 Cumulative effect of
  change in accounting
  principle(b)..........        --          4.3           --            --           --
 Net income (loss)......   $ (33.8)     $  11.7      $  (0.5)(c)      19.5      $  29.2
Other Data:
 Depreciation and
  amortization of
  intangibles...........   $  24.3      $  24.1      $  26.6       $  24.2      $  23.6
 Operating income(d)....      44.9         72.0         53.6          74.0         89.5
 EBITDA(e)..............      69.2         96.1         80.2          98.2        113.1
 Adjusted EBITDA(f).....     113.1        102.7         86.8          85.0        122.8
 Capital expenditures...      33.1         29.1         12.0          11.8         12.8
 Interest expense, net..      67.5         31.4         28.8          31.0         33.4
 Ratio of EBITDA to
  interest expense, net.      1.0x         3.1x         2.8x          3.2x         3.4x
 Ratio of earnings to
  fixed charges(g)......        --         2.2x         1.8x          2.3x         2.5x
 Weighted average number
  of shares
  outstanding(h)........    30,472       30,234       29,379        30,169       30,159
 Net income/(loss) per
  common share--
  diluted(h):
 Income/(loss) before
  extraordinary item and
  cumulative effect of
  change in accounting
  principle.............   $ (0.63)     $  0.60      $ (0.02)      $  0.65      $  0.97
 Extraordinary item.....     (0.48)       (0.07)          --            --           --
 Cumulative effect of
  change in accounting
  principle.............        --        (0.14)          --            --           --
                           -------      -------      -------       -------      -------
  Net income/(loss).....   $ (1.11)     $  0.39      $ (0.02)      $  0.65      $  0.97
                           =======      =======      =======       =======      =======
                         NOVEMBER 29, NOVEMBER 30, DECEMBER 1,   NOVEMBER 30, NOVEMBER 30,
                             1998         1997        1996           1995         1994
                         ------------ ------------ -----------   ------------ ------------
                                              (DOLLARS IN MILLIONS)
Balance Sheet Data:
 Total assets...........   $ 751.1      $ 721.1      $ 739.9       $ 776.2      $ 810.6
 Long-term obligations..     682.3        330.0        269.5         269.4        329.5
 Total debt.............     690.8        330.0        288.1         286.9        349.9
 Stockholders' equity
  (deficit).............    (138.8)       205.1        293.0         330.9        322.2

--------
(a) During 1998 and 1997, the Company recorded extraordinary losses of $5.4 and $2.0, net of income tax benefit of $3.6 million and $1.4 million, respectively, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the debt refinancing. Also, during 1998 the Company recorded an extraordinary loss of $9.1 million, net of income taxes of $6.1 million, representing premiums paid to existing note holders and consent fees paid in connection with the retirement of debt.

(b) During the fourth quarter of 1997, the Company changed its accounting policy to comply with EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation," which resulted in a loss of $4.3 million, net of income tax of $2.9 million, representing the write-off of previously capitalized costs as described in the EITF.
(c) On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly-owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture resulted in an aggregate book loss of $17.6 million, which was recorded in the fiscal year ended December 1, 1996. The loss is comprised of a loss on net assets held for sale of $11.8 million and income tax expense of $5.8 million arising from the tax gain on the transaction.
(d) Operating income is calculated by adding interest expense, net to net sales less costs and expenses.
(e) EBITDA is calculated by adding interest expense, net, income tax expense (benefit) and depreciation and amortization of intangibles to net income
    (loss) before extraordinary item and cumulative effect of change in accounting principle. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
(f) Adjusted EBITDA is calculated by adding to or deducting from EBITDA (as described above) certain items of income and expense consisting of: (i) discontinued stock-based compensation plans, (ii) executive severance and transition costs, (iii) loss on write-off of Montgomery Ward accounts receivable and related factoring expense incurred in connection with bankruptcy of Montgomery Ward, (iv) any expenses related to addressing the Company's "Year 2000" information systems issue and EITF 97-13 reengineering efforts, (v) compensation associated with the Recapitalization, (vi) loss on net assets held for sale and other write-downs in 1998 only, (vii) High Point relocation and (viii) other relief items including, foreign currency losses, loss on disposal of certain assets, etc. Adjusted EBITDA is presented because it conforms to the definition of "Consolidated EBITDA" in the Notes Indenture (see "Description of Exchange Notes" and "Certain Definitions" within such section). The Company believes that the adjustment for these items is appropriate for such periods in order to provide an appropriate analysis of recent historical results. The following is a reconciliation of EBITDA to Adjusted EBITDA:

                                                         FISCAL YEAR
                                              ----------------------------------
                                               1998   1997  1996   1995    1994
                                              ------ ------ ----- ------  ------
                                                    (DOLLARS IN MILLIONS)
   EBITDA...................................  $ 69.2 $ 96.1 $80.2 $ 98.2  $113.1
   Adjustments:
    Stock-based compensation................     --     1.6   4.7  (13.2)    9.7
    Executive severance and transition......     --     --    1.9    --      --
    Compensation associated with Recapitali-
     zation.................................    18.9    --    --     --      --
    Montgomery Ward bad debt and factoring
     losses.................................     --     4.0   --     --      --
    Loss on net assets held for sale and
     other write-downs......................    10.6    --    --     --      --
    High Point relocation...................     7.5    --    --     --      --
    EITF 97-13 reengineering efforts........     4.1    1.0   --     --      --
    Other relief items--including foreign
     currency losses, loss on disposal of
     certain assets, etc. ..................     2.8    --    --     --      --
                                              ------ ------ ----- ------  ------
     Total adjustments......................    43.9    6.6   6.6  (13.2)    9.7
                                              ------ ------ ----- ------  ------
    Adjusted EBITDA.........................  $113.1 $102.7 $86.8 $ 85.0  $122.8
                                              ====== ====== ===== ======  ======

(g) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and extraordinary item plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the year ended November 29, 1998, earnings were insufficient to cover fixed charges by $22.6 million.
(h) Restated from previously published results due to the adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Year Ended November 29, 1998 Compared With Year Ended November 30, 1997

  Net Sales. Net sales for the year ended November 29, 1998 ("Fiscal 1998") were $891.3 million, an increase of $86.5 million, or 10.7% from the year ended November 30, 1997 ("Fiscal 1997"). This increase is attributable to a $91.8 million increase in conventional bedding sales offset by a $5.3 million decrease in sales of wood bedroom furniture.

  Conventional bedding sales increased 11.5% over the prior year, driven by a 7.0% or $55.8 million increase in conventional bedding unit shipments and a 4.2% or $36.0 million increase in average unit selling price. These increases were due to sales growth in Posturepedic, Stearns & Foster and promotional product lines, in addition to continued positive results from successful strategic distribution initiatives that included sole source multi-year arrangements of varying lengths with several retailers. The increase in average unit selling price is primarily attributable to the introduction of new or re-engineered higher-end products as well as the increased sales of the luxury bedding category.

  The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of the disposition of this business unit is provided in Note 17 to the Consolidated Financial Statements.

  Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased 0.1% to 56.5%. This improvement is primarily attributable to production economies from increased volume partially offset by higher start-up costs associated with the integration of new products into production.

  Selling, General, and Administrative. Selling, general, and administrative expenses increased $38.3 million due to increased operating expenses of $26.7 million, business system and Y2K costs of $4.1 million, and costs associated with the Corporate Headquarters and Research & Development Center and Lexington plant relocation to High Point, North Carolina of $7.5 million. Increased operating costs were primarily due to increases in marketing spending, $23.9 million, and delivery expenses, $4.8 million offset by lower administration costs of $2.0 million. Increased marketing spending was due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions. Administration costs were lower primarily due to the Wards bankruptcy filing experienced in 1997. Increased delivery expenses were due to increased sales volume, along with increased spending rate.

  Loss on Net Assets Held for Sale and Other Write-Downs. Loss on net assets increased $10.6 million as a result of rationalization of certain manufacturing processes, write-down of idled assets, and write-down of previously capitalized software modules which will not be implemented.

  Compensation Associated with Recapitalization. The Company recorded a charge of $18.9 million as a result of accelerated vesting of stock options and restricted stock, other incentive based compensation payments and option grants to employees in connection with the Recapitalization.

  Interest Expense. Interest expense, net of interest income, increased $36.1 million primarily as a result of significantly higher debt levels due to the Recapitalization.

  Income Taxes. The Company's effective income tax rates for Fiscal 1998 and 1997 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate for Fiscal 1998 was approximately 27.7% compared to 60.6% for Fiscal 1997. The higher effective tax rate in 1997 is primarily due to the impact of State and Local taxes on 1997's pretax income compared to a pretax loss in 1998, permanent differences related to the 1993 Acquisition, and taxes arising from the sale of the South Brunswick Pad Plant. See Note 9 to the Consolidated Financial Statements.

  Extraordinary Item. The Company recorded a $14.5 million charge, net of income tax benefit of $9.7 million, representing write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes in connection with the Recapitalization and the call for redemption of all remaining outstanding Parent Notes paid May 1, 1998.

  Net Loss. For the reasons set forth above, the Company recorded a net loss of $33.8 million for Fiscal 1998 versus net income of $11.7 million for Fiscal year 1997.

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

  The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business on January 15, 1997. A description of this business unit is provided in Note 17 to the Consolidated Financial Statements.

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

  Income Taxes. The Company's effective income tax rates for Fiscal 1997 and 1996 differ from the Federal statutory rate because of the application of purchase accounting, the effect of certain foreign tax rate differentials and state and local income taxes. The Company's effective tax rate for Fiscal 1997 was approximately 60.6% compared to 102.0% for Fiscal 1996. The higher effective tax rate for Fiscal 1996 was due primarily to taxes arising from the Samuel Lawrence Divestiture and the impact of the permanent differences related to the 1993 Acquisition. See Note 9 to the Consolidated Financial Statements.

  Extraordinary Item. The Company recorded a $2.0 million charge, net of income tax benefit of $1.4 million, representing the write-off of the remaining unamortized debt issuance costs related to long-term obligations repaid as a result of the February 25, 1997 refinancing.

  Cumulative Effect of Change in Accounting Policy. During the fourth quarter of 1997, the Company changed its accounting policy to comply with EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation," which resulted in a loss of $4.3 million, net of income tax benefit of $2.9 million, representing the write-off of previously capitalized costs primarily related to the Company's new Business Systems project.

 Liquidity and Capital Resources

  The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. The Company made capital expenditures aggregating $33.1 million and $29.1 million during Fiscal 1998 and 1997, respectively. The increase in capital spending in Fiscal 1998 was primarily attributable to the Company's acquisition of property, manufacturing facility and office building and construction of the new headquarters facility in High Point, North Carolina, offset by lower spending on the Company's computer systems. The Company has funded Fiscal 1998 capital expenditures with cash generated by operations and the financing associated with the acquisition and construction of the High Point corporate complex. Management believes that annual capital expenditure limitations in the Senior Credit Agreements will not significantly inhibit the Company from meeting its ongoing capital needs.

  On June 23, 1998, the Company secured permanent financing for the property, manufacturing facility and office building in High Point, North Carolina as purchased on April 13, 1998 and to fund the construction of the new Corporate headquarters facility at this site. The initial purchase price of $8.4 million was paid at closing and was financed on a temporary basis with a draw from the Revolving Credit Facility. The permanent loan agreement provides for borrowings not to exceed $14.5 million of which the Company has drawn
$12.7 million at November 29, 1998. In conjunction with the permanent financing, senior lenders approved an amendment to the senior credit facilities and related covenants to permit the transaction. Additionally, the Company estimates total costs associated with the Corporate Headquarters, Research & Development Center and Lexington plant relocation to High Point, North Carolina will result in a pretax charge of approximately $8.5 million of which $7.5 million was recognized in 1998 with the balance in Fiscal 1999. At November 29, 1998, the Company had approximately $85.5 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $11.7 million. The Company's net weighted average borrowing cost was 9.0% for Fiscal 1998 and 1997.

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

  Upon the consummation of the Recapitalization, Parent and certain of its stockholders, including the Bain Funds, Harvard Private Capital Holdings, Inc. ("Harvard"), Sealy Investors 1 LLC, Sealy Investors 2, LLC, Sealy Investors 3, LLC (the "LLCs") and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement (i) required that each of the parties thereto vote all of its voting securities of Parent and take all other necessary or desirable actions to cause the size of the Board of Directors of Parent to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) granted Parent and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of Parent held by Zell, Harvard or the LLCs; (iii) granted Harvard a right of first offer on any proposed transfer of shares of capital stock of Parent held by the Bain Funds; (iv) granted tag-along rights on certain transfers of shares of capital stock of Parent; (v) required the Stockholders to consent to a sale of Parent to an independent third party if such sale is approved by holders of shares constituting a majority of the then outstanding shares of voting common stock of Parent; and (vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of Parent until the tenth anniversary of the date of the consummation of the Recapitalization. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an initial Public Offering or an Approved Sale (as each is defined in the Stockholders Agreement).

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

  On November 18, 1997, Parent commenced an offer (the "Tender Offer") to purchase for cash up to all (but not less than a majority in principal amount outstanding) of its Parent Notes and a related solicitation (the "Consent Solicitation") of consents to modify certain terms of the Indenture under which the Parent Notes were issued (the "Parent Note Indenture"). The purchase price to be paid in respect to validly tendered Parent Notes and related consents was determined by a formula set forth in the offer to purchase with respect to the Tender Offer. The Offerings were conditioned upon the consummation of the Tender Offer for, and the obtaining of consents with respect to, at least a majority in aggregate principal amount of the Parent Notes outstanding. Parent's obligation to accept for purchase and to pay for the Parent Notes validly tendered pursuant to the Tender Offer was conditioned upon, among other things, consummation of the other elements of the Recapitalization.

  On March 30, 1998, the Company announced a call for redemption of all remaining outstanding Parent Notes that were not redeemed at December 18, 1997. The redemption price of 106.33%, plus accrued interest, or $2.5 million, was paid on May 1, 1998, after which time interest ceased to accrue on the Notes.

  The Company's 1997 Credit Agreement was terminated in connection with the Recapitalization. The 1997 Credit Agreement provided for a $275.0 million reducing revolving credit facility and a discretionary swing loan facility of up to $20.0 million. Upon consummation of the Recapitalization, the Issuer entered into the AXELs credit agreement (the "Senior AXELs Credit Agreement") and a credit agreement providing for Tranche A Term Loans and revolving borrowings (the "Senior Revolving Credit Agreement" and, together with the Senior AXELs Credit Agreement, the "Senior Credit Agreements"). The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Transactions. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and bears interest at a floating rate. See Note 18 to the Consolidated Financial Statements for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

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

  The Tranche A Term Loans mature in December 2002. The AXELs Series B mature in December 2004. The AXELs Series C mature in December 2005. The AXELs Series D mature in December 2006. The Tranche A Term Loans are subject to quarterly amortization payments commencing in March 1999, the AXELs Series B, the AXELs Series C and the AXELs Series D are subject to quarterly amortization payments commencing in March 1998 with the AXELs Series B amortizing in nominal amounts until the maturity of the Tranche A Term Loans, the AXELs Series C amortizing in nominal amounts until the maturity of the AXELs Series B and the AXELs Series D amortizing in nominal amounts until the maturity of the AXELs Series
C. The Revolving Credit Facility matures in December 2002. In addition, the Senior Credit Agreements provide for mandatory repayments, subject to certain exceptions, of the Term Loans, and reductions in the Revolving Credit Facility, based on the net proceeds of certain asset sales outside the ordinary course of business of the Issuer and its subsidiaries, the net proceeds of insurance, the net proceeds of certain debt and equity issuance's, and excess cash flow (as defined in the Senior Credit Agreements).

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

  The Senior Subordinated Notes in aggregate principal amount of $125.0 million were issued in the Offering, and mature on December 15, 2007. Interest on the Senior Subordinated Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1998, to Holders of record on the immediately preceding June 1 and December 1.

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

                                                                 PERCENTAGE OF
YEAR                                                            PRINCIPAL AMOUNT
----                                                            ----------------
2002...........................................................     104.937%
2003...........................................................     103.292%
2004...........................................................     101.646%
2005 and thereafter............................................     100.000%

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

  The Senior Subordinated Discount Notes in aggregate principal amount of $128.0 million were issued in the Offering, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

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

                                                                 PERCENTAGE OF
YEAR                                                            PRINCIPAL AMOUNT
----                                                            ----------------
2002...........................................................     105.437%
2003...........................................................     103.625%
2004...........................................................     101.812%
2005 and thereafter............................................     100.000%

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

  At November 29, 1998, the Company was in compliance with the financial covenants of all debt.

 Foreign Operations and Export Sales

  The Company has three manufacturing facilities in Canada and one in Mexico which comprise all of the Company's foreign-owned manufacturing operations at November 29, 1998. The Company's licensee for Mexico agreed to terminate its license permitting Sealy to enter the market directly, and commence production in May 1996. The Company began marketing its Sealy brand in South Korea through local distributors during 1995 upon expiration of its Korean license agreement. In addition the Company has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel and Jamaica. Additional international test markets are currently operating in Spain and Brazil. The Company does not derive a material portion of its sales or revenues from its foreign-owned operations or from customers in any other foreign country.

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

  In June 1997, the Financial Accounting Standards Board ("FASB) issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", effective for the fiscal years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from nonowner sources. Currently, other comprehensive income consists of foreign translation adjustments. The adoption of FAS 130 will have no impact on the Company's net income or stockholders' equity.

  In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", effective for the years beginning after December 15, 1997, the Company's fiscal year end 1999. FAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of FAS 131 will not affect results of operation or financial position, but may affect the disclosure of segment information.

  In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999, the Company's fiscal year 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

 Fiscal Year

  Effective December 1, 1995, the Company changed its fiscal year from November 30 to a 52-or-53-week year ending the closest Sunday to November 30. Accordingly, the years ended November 29, 1998 and November 30, 1997 were 52-week years. Fiscal year 1996 ended on December 1, 1996.

 Year 2000 Issue

  Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and the Year 2000. This could result in system failures or data corruption for the Company, its customers or suppliers which could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in business activities or to receive information, services, raw materials and supplies, or payment from suppliers, customers or business partners or any other companies with which the Company conducts business.

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

  The Company conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the same release of such system. The Company has received converted source code, from the contracted vendor and is currently testing the converted programs. The Company's current timetable anticipates rollout and implementation to all locations by August, 1999. At this time, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted, however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by August, 1999. Senior management regularly reviews the status of the Year 2000 program and the Company has hired an independent third party to review and report on the Company's status and preparedness.

  The Company is currently in the process of replacing personal computers and phone systems that are not Year 2000 compliant. The Company has confirmed that its primary manufacturing equipment is Year 2000 compliant. Major suppliers to the Company have been contacted and the Company has received confirmation of Year 2000 compliance or a timetable to be compliant from such suppliers. The Company is in the preliminary stages of assessment of its customer status with respect to the Year 2000 Issue. Contingency plans will be developed for any significant suppliers or customers that are not Year 2000 compliant by August 1999 or earlier if the Company becomes aware that such entities may not be Year 2000 compliant in a timely manner.

  The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations The required code changes, testing and implementation necessary to address the Year 2000 Issue are expected to cost approximately $3.25 million and the Company has incurred $1.0 million through November, 1998, the end of the Company's fiscal year. The Company estimates that it is approximately 40% complete with the efforts required to be Year 2000 compliant.

  Even though the Company's Year 2000 plan should adequately address the Year 2000 Issue, there can be no assurance that unforeseen difficulties will not arise. If the Company does not identify and fix all Year 2000 problems, or if a major supplier or customer is unable to adequately address its Year 2000 Issue, the Company's results of operations or financial condition could be materially impacted. A possible worst case scenario might include one or more of the Company's significant manufacturing or information technology systems being interrupted causing a delay or curtailment in the production and/or distribution of goods, a delay or curtailment in the billing and collection of revenues, an inability to maintain accounting records accurately, and/or an inability to manage its financial resources, potentially causing a material impact on the Company's results of operations and financial position. The Company is engaged in extensive efforts to provide a continuous, uninterrupted flow of goods and services to customers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Currency Exposures

  The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material to earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

  During 1998, the Company incurred a $1.3 million premium for forward foreign exchange contracts to exchange 24.5 million Canadian Dollars and 77.0 million Mexican Pesos for U.S. Dollars. These contracts will settle on a quarterly basis beginning in February, 1999 and ending in November, 1999 at exchange rates ranging between 1.5488 to 1.5493 per U.S. Dollar for the Canadian contracts and 10.915 to 13.165 per U.S. Dollar for the Mexican contracts. During 1998, there was no significant gain or loss recognized on these contracts.

 Interest Rate Risk

  Because the Company's obligations under the bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that effect the Company's interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

  The Company has entered into interest rate cap and collar agreements to reduce the impact of changes in interest rates on all or a portion of its floating rate debt. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash paid for the interest rate cap and collar agreements is recorded in prepaid expenses in the consolidated balance sheet and charged to interest expense over the life of the agreement.

  As of November 29, 1998, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin):

                                           NOTIONAL AMOUNT  RANGE FOR
1998                                         (MILLIONS)    LIBOR RATE   PERIOD
----                                       --------------- ----------- ---------
Interest Rate Cap.........................      $150          8.00     1/98-1/03
Interest rate Collar......................      $200       6.50%-4.93% 1/98-1/01

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               SEALY CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                    NOVEMBER 29, 1998 AND NOVEMBER 30, 1997
         (WITH INDEPENDENT ACCOUNTANTS' AND AUDITORS' REPORTS THEREON)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Sealy Corporation

  In our opinion, the accompanying consolidated balance sheet as of November 29, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sealy Corporation and its subsidiaries (the "Company") at November 29, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of November 30, 1997 and for each of the two years in the period then ended were audited by other independent accountants whose report dated January 7, 1998 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP
Greensboro, North Carolina
January 19, 1999

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 Sealy Corporation:

  We have audited the accompanying consolidated balance sheet of Sealy Corporation and subsidiaries as of November 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of November 30, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 1997 in conformity with generally accepted accounting principles.

Cleveland, Ohio                                                        KPMG LLP
January 7, 1998

                               SEALY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                      NOVEMBER 29, NOVEMBER 30,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................   $ 11,234     $  6,057
 Accounts receivable, net of allowance for doubtful
  accounts
  (1998-$8,211; 1997-$7,696).........................    106,761       93,918
 Inventories.........................................     43,727       46,007
 Prepaid expenses....................................      7,257        7,935
 Prepaid taxes.......................................      1,994       14,594
 Deferred income taxes...............................     17,194           --
                                                        --------     --------
                                                         188,167      168,511
Property, plant and equipment--at cost:
 Land................................................     11,091        9,760
 Buildings and improvements..........................     60,029       53,890
 Machinery and equipment.............................     94,234       86,248
 Construction in progress............................     23,957       19,705
                                                        --------     --------
                                                         189,311      169,603
 Less accumulated depreciation.......................     53,502       43,995
                                                        --------     --------
                                                         135,809      125,608
Other assets:
 Goodwill--net of accumulated amortization (1998-
  $68,259; 1997-$57,261).............................    387,054      406,778
 Patents and other intangibles-net of accumulated
  amortization
  (1998-$7,893; 1997-$6,540).........................      3,138        4,491
 Debt issuance costs, net, and other assets..........     36,912       15,679
                                                        --------     --------
                                                         427,104      426,948
                                                        --------     --------
                                                        $751,080     $721,067
                                                        ========     ========


          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                      NOVEMBER 29, NOVEMBER 30,
                                                          1998         1997
                                                      ------------ ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion-long-term obligations...............   $  8,576     $     --
 Accounts payable....................................     46,094       49,676
 Accrued expenses:
  Customer incentives and advertising................     32,451       30,704
  Compensation.......................................     15,883       17,771
  Interest...........................................     13,432        2,038
  Other..............................................     26,390       18,162
  Deferred income taxes..............................         --        1,936
                                                        --------     --------
                                                         142,826      120,287
                                                        --------     --------
Long-term obligations................................    682,271      330,000
Other noncurrent liabilities.........................     36,069       35,713
Deferred income taxes................................     28,740       30,001
Stockholders' equity (deficit):
 Preferred stock, $0.01 par value; Authorized (1998-
  100,000; 1997-10,000) shares; Issued, none.........         --           --
 Class L common stock, $0.01 par value; Authorized,
  6,000 shares; Issued
  (1998-2,169; 1997-0)...............................         22           --
 Class M common stock, $0.01 par value; Authorized,
  2,000 shares; Issued
  (1998-866;1997-0)..................................          9           --
 Class A common stock, $0.01 par value; Authorized
  (1998-600,000;
  1997-49,500) shares; Issued (1998-20,528; 1997-
  29,932)............................................        205          299
 Class B common stock, $0.01 par value; Authorized
  (1998-200,000; 1997-500) shares; Issued (1998-
  7,791; 1997-11)....................................         78           --
 Additional paid-in capital..........................    134,530      257,320
 Retained (deficit) earnings.........................   (261,833)     (50,614)
 Foreign currency translation adjustment.............    (11,837)      (1,939)
                                                        --------     --------
                                                        (138,826)     205,066
                                                        --------     --------
Commitment and contingencies.........................         --           --
                                                        --------     --------
                                                        $751,080     $721,067
                                                        ========     ========



          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED
                                           -------------------------------------
                                           NOVEMBER 29, NOVEMBER 30, DECEMBER 1,
                                               1998         1997        1996
                                           ------------ ------------ -----------
Net sales................................    $891,302     $804,834    $697,638
                                             --------     --------    --------
Cost and expenses:
 Cost of goods sold......................     503,500      455,905     397,259
 Selling, general and administrative
  (including provisions for bad debts of
  $1,800, $4,528 and $918, respectively).     300,356      262,023     216,674
 Loss on net assets held for sale and
  other write-downs......................      10,634           --      11,762
 Compensation associated with
  recapitalization.......................      18,886           --          --
 Stock based compensation................          --        1,635       4,779
 Amortization of intangibles.............      13,029       13,264      13,594
 Interest expense, net...................      67,451       31,396      28,797
                                             --------     --------    --------
  Income/(loss) before income taxes, ex-
   traordinary item and cumulative effect
   of change in accounting principle.....     (22,554)      40,611      24,773
Income taxes (benefit)...................      (3,318)      22,509      25,279
                                             --------     --------    --------
 Income/(loss) before extraordinary item
  and cumulative effect of change in
  accounting principle...................     (19,236)      18,102        (506)
Extraordinary item-loss from early
 extinguishment of debt (net of income
 tax benefit of $9,693 and $1,353,
 respectively)(Note 2)...................      14,537        2,030          --
Cumulative effect of change in accounting
 principle (net of income tax benefit of
 $2,885) (Note 1)........................          --        4,329          --
                                             --------     --------    --------
  Net income/(loss)......................    $(33,773)    $ 11,743    $   (506)
                                             ========     ========    ========
Earnings/(loss) per common share--Basic:
 Before extraordinary item and cumulative
  effect of change in accounting
  principle..............................    $  (0.63)    $   0.61    $  (0.02)
 Extraordinary item......................       (0.48)       (0.07)         --
 Cumulative effect of change in
  accounting principle...................          --        (0.15)         --
                                             --------     --------    --------
  Net earnings/(loss) per common share--
   Basic.................................    $  (1.11)    $   0.39    $  (0.02)
                                             ========     ========    ========
Earnings/(loss) per common share--
 Diluted:
 Before extraordinary item and cumulative
  effect of change in accounting
  principle..............................    $  (0.63)    $   0.60    $  (0.02)
Extraordinary item.......................       (0.48)       (0.07)         --
 Cumulative effect of change in
  accounting principle...................          --        (0.14)         --
                                             --------     --------    --------
  Net earnings/(loss) per common share--
   Diluted...............................    $  (1.11)    $   0.39    $  (0.02)
                                             ========     ========    ========
Weighted average number of common shares
 outstanding:
  Basic..................................      30,472       29,575      29,379
  Diluted................................      30,472       30,234      29,379

          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                        CLASS L       CLASS M       CLASS A          CLASS B
                     ------------- ------------- ---------------  --------------
                                                                                                         FOREIGN
                                                                                 ADDITIONAL RETAINED    CURRENCY
                     COMMON STOCK  COMMON STOCK  COMMON   STOCK   COMMON  STOCK   PAID-IN   EARNINGS   TRANSLATION
                     SHARES AMOUNT SHARES AMOUNT SHARES   AMOUNT  SHARES  AMOUNT  CAPITAL   (DEFICIT)  ADJUSTMENT    TOTAL
                     ------ ------ ------ ------ -------  ------  ------  ------ ---------- ---------  ----------- ---------
 November 30,
 1995............       --   $--     --    $--    29,451  $ 295       9    $--    $258,336  $  73,387   $ (1,137)  $ 330,881
 Net loss........       --    --     --     --        --     --      --     --          --       (506)        --        (506)
 Performance
 share plan......       --    --     --     --        --     --      --     --       4,510         --         --       4,510
 Management stock
 award...........       --    --     --     --        68     --      --     --         269         --         --         269
 Valuation
 adjustment on
 common stock and
 warrants subject
 to repurchase...       --    --     --     --        --     --      --     --        (308)        --         --        (308)
 Warrants
 exercised.......       --    --     --     --        --     --       2     --          --         --         --          --
 Repurchase of
 management
 stock...........       --    --     --     --      (110)    (1)     --     --          --         --         --          (1)
 Dividend........       --    --     --     --        --     --      --     --          --    (35,463)        --     (35,463)
 Withdrawals from
 performance
 share plan......       --    --     --     --        --     --      --     --      (3,498)        --         --      (3,498)
 Shares tendered
 under
 performance
 share plan......       --    --     --     --        --     --      --     --      (2,820)        --         --      (2,820)
 Foreign currency
 translation.....       --    --     --     --        --     --      --     --          --         --        (70)        (70)
                     -----   ---    ---    ---   -------  -----   -----    ---    --------  ---------   --------   ---------
 December 1,
 1996............       --    --     --     --    29,409    294      11     --     256,489     37,418     (1,207)    292,994
 Net income......       --    --     --     --        --     --      --     --          --     11,743         --      11,743
 Management stock
 award...........       --    --     --     --       285      3      --     --       1,299         --         --       1,302
 Performance
 share plan......       --    --     --     --       233      2      --     --        (134)        --         --        (132)
 Exercised stock
 options.........       --    --     --     --         5     --      --     --          29         --         --          29
 Valuation
 adjustment on
 common stock and
 warrants subject
 to repurchase...       --    --     --     --        --     --      --     --        (363)        --         --        (363)
 Dividend........       --    --     --     --        --     --      --     --          --    (99,775)        --     (99,775)
 Foreign currency
 translation.....       --    --     --     --        --     --      --     --          --         --       (732)       (732)
                     -----   ---    ---    ---   -------  -----   -----    ---    --------  ---------   --------   ---------
 November 30,
 1997............       --    --     --     --    29,932    299      11     --     257,320    (50,614)    (1,939)    205,066
 Net Income......       --    --     --     --        --     --      --     --          --    (33,773)        --     (33,773)
 Stock
 compensation
 related to
 Recapitalization.      --    --     --     --        --     --      --     --      16,413         --         --      16,413
 Treasury stock
 repurchase......      339     4     --     --   (26,885)  (269)    (11)    --    (260,367)  (177,446)        --    (438,078)
 Equity
 issuances.......    1,830    18    866      9    16,472    164   7,791     78     121,048         --         --     121,317
 Exercised stock
 options.........       --    --     --     --     1,009     11      --     --         116         --         --         127
 Foreign currency
 translation.....       --    --     --     --        --     --      --     --          --         --     (9,898)     (9,898)
                     -----   ---    ---    ---   -------  -----   -----    ---    --------  ---------   --------   ---------
 November 29,
 1998............    2,169   $22    866    $ 9    20,528  $ 205   7,791    $78    $134,530  $(261,833)  $(11,837)  $(138,826)
                     =====   ===    ===    ===   =======  =====   =====    ===    ========  =========   ========   =========


         See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       YEAR ENDED
                                          -------------------------------------
                                          NOVEMBER 29, NOVEMBER 30, DECEMBER 1,
                                              1998         1997        1996
                                          ------------ ------------ -----------
Cash flows from operating activities:
 Net income/(loss).......................  $ (33,773)    $ 11,743    $   (506)
 Adjustments to reconcile net
  income/(loss) to net cash provided by
  operating activities:
 Depreciation............................     11,290       10,851      13,037
 Cumulative effect of change in
  accounting principle...................         --        7,214          --
 Extraordinary item-early extinguishment
  of debt................................     24,230        3,383          --
 Loss on net assets held for sale and
  other write-downs......................     10,634           --      11,762
 Loss on disposal of assets..............      1,545        1,061         178
 Non-cash compensation associated with
  Recapitalization.......................     16,413           --          --
 Non-cash compensation...................         --        1,165       4,779
 Non-cash interest on Junior Subordinated
 Note....................................      3,022           --          --
 Deferred income taxes...................    (19,265)       8,528       5,781
 Amortization of:
 Intangibles.............................     13,029       13,264      13,594
 Debt issuance costs.....................      4,056        1,841       2,683
 Discount on Senior Subordinated Notes...      8,050           --          --
 Other, net..............................     (5,171)      (4,449)        922
Changes in operating assets and
 liabilities:
 Accounts receivable.....................    (12,843)     (16,739)     (4,119)
 Inventories.............................      2,280      (12,015)     (5,543)
 Prepaid expenses........................        678       (5,348)       (821)
 Prepaid taxes...........................     12,600       (3,119)     (1,522)
 Accounts payable/accrued expenses/other
  noncurrent liabilities.................     16,255       24,669       4,192
                                           ---------     --------    --------
   Net cash provided by operating
    activities...........................     53,030       42,049      44,417
                                           ---------     --------    --------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment..............................    (33,112)     (29,140)    (12,045)
 Proceeds from sale of subsidiary........         --       35,000          --
 Proceeds from sale of property, plant
  and equipment..........................        216        5,561       1,089
                                           ---------     --------    --------
   Net cash provided by (used in)
    investing activities.................    (32,896)      11,421     (10,956)
                                           ---------     --------    --------
Cash flows from financing activities:
 Treasury stock repurchase, including
  direct expenses........................   (413,078)          --          --
 Proceeds from long-term debt............    462,653           --          --
 Proceeds from issuance of long-term
  public notes...........................    200,447           --          --
 Repayment of long-term obligations......   (211,125)     (63,127)    (23,727)
 Net borrowings from current Revolving
  Credit Facility........................      2,800           --          --
 Net borrowings from prior Revolving
  Credit Facility........................   (130,000)     105,000      25,000
 Dividend................................         --      (99,775)    (35,463)
 Equity issuances........................    121,444           --          --
 Costs associated with tender offer of
  prior debt.............................    (15,361)          --          --
 Debt issuance costs.....................    (32,737)      (6,130)         --
                                           ---------     --------    --------
   Net cash used in financing activities.    (14,957)     (64,032)    (34,190)
                                           ---------     --------    --------
Change in cash and cash equivalents......      5,177      (10,562)       (729)
Cash and cash equivalents:
 Beginning of period.....................      6,057       16,619      17,348
                                           ---------     --------    --------
 End of period...........................  $  11,234     $  6,057    $ 16,619
                                           =========     ========    ========
Supplemental disclosures:
 Taxes paid (received), net..............  $  (7,171)    $ 12,432    $ 14,334
 Interest paid, net......................  $  40,929     $ 29,523    $ 26,487
 Other non-cash activity:
 Goodwill reduction resulting from pre-
  acquisition net operating loss
  utilization............................  $      --     $  9,953    $     --
 Issuance of Junior Subordinated Notes
  as part of Recapitalization proceeds...  $  25,000     $     --    $     --

          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

 (a) Business and Basis of Presentation

  Sealy Corporation (the "Company" or the "Parent"), is engaged in the home furnishings business and manufactures, distributes and sells conventional bedding products including mattresses and foundations. Substantially all of the Company's trade accounts receivable are from retail businesses. As described in Note 2, the Company incurred substantial debt and issued new equity to certain equity investors in connection with a leveraged recapitalization transaction effective December 18, 1997. The consolidated financial statements of the Company reflect the Company's historical basis of accounting with the leveraged recapitalization transaction presented as a repurchase of stock and issuance of new equity.

 (b) Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (c) Fiscal Year

  Effective December 1, 1995, the Company changed its fiscal year from November 30 to a 52-or-53-week year ending on the closest Sunday to November
30. Accordingly, the years ended November 29, 1998 and November 30, 1997 were 52-week years. Fiscal year 1996 ended on December 1, 1996.

 (d) Reclassification

  The Company has reclassified the presentation of certain prior year information to conform with the current year presentation.

 (e) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 (f) Revenue Recognition

  The Company recognizes all revenue at the time shipments are made.

 (g) Cash and Cash Equivalents

  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

 (h) Property, Plant and Equipment

  Property, plant and equipment are depreciated over their expected useful lives principally by the straight-line method for financial reporting purposes and by both accelerated and straight-line methods for tax reporting purposes.

                               SEALY CORPORATION

 (i) Amortization of Intangibles

  The excess of the purchase cost over the fair value of assets acquired is being amortized on a straight-line basis over 40 years. The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted future cash flows over the remaining life to determine whether goodwill is recoverable. The Company believes that no impairment of goodwill existed at November 29, 1998.

  Other intangibles include patents and trademarks which are amortized on the straight-line method over periods ranging from 5 to 20 years.

  The costs related to the issuance of debt (gross costs of $32,737 at November 29, 1998, net of accumulated amortization of $4,056) are capitalized and amortized to interest expense over the lives of the related debt.

 (j) Earnings Per Common Share

  Net earnings per common share data is computed based on the average number of shares of Common Stock and Common Stock equivalents outstanding during the period. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share", which was adopted by the Company on December 1, 1997. At the time, the Company was required to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirement for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share continues to reflect the assumed conversion of all potentially diluted securities. Net earnings per common share is based upon the weighted average number of shares of the Company's common stock and common stock equivalents outstanding for the periods presented. Common stock equivalents included in the computation, using the treasury stock method, represent shares issuable upon the assumed exercise of warrants, stock options and performance shares that would have a dilutive effect in periods in which there were earnings.

 (k) Income Taxes

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

 (l) Advertising Costs

  The Company expenses all advertising costs as incurred. Advertising expenses for the years ended November 29, 1998, November 30, 1997, and December 1, 1996 amounted to $114,492, $97,314 and $74,649, respectively.

 (m) Recent Accounting Pronouncements

On November 20, 1997 the Emerging Issues Task Force (EITF) reached a final consensus that business process reengineering costs incurred in connection with an overall information technology transformation project should

                               SEALY CORPORATION
be expensed as incurred (EITF 97-13). The transition provisions require companies that had previously capitalized such business process reengineering costs to identify these costs and quantify the unamortized amounts remaining on the balance sheet as of the beginning of the quarter which includes November 20, 1997. These unamortized amounts are required to be written off as a cumulative effect of a change in accounting principle in such quarter. The Company adopted EITF 97-13 in fiscal 1997 resulting in a loss of $4.3 million, net of income tax benefit of $2.9 million, representing the cumulative write-off of previously capitalized costs as of August 31, 1997 primarily relating to the Company's new business systems project. All business process reengineering costs subsequent to August 31, 1997 have been expensed.

  In June 1997, the FASB issued FAS 130, "Reporting Comprehensive Income", effective for the fiscal years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from nonowner sources. Currently, other comprehensive income consists of foreign currency translation adjustments. The adoption of FAS 130 will have no impact on the Company's net income or stockholders' equity.

  In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", effective for years beginning after December 15, 1997, the Company's fiscal year end 1999. FAS 131 establishes standards for public companies for the reporting of financial information from operating segments in annual and interim financial statements as well as establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not completed its analysis of the effect of adoption on its financial statement disclosure, however, the adoption of FAS 131 will not affect results of operations or financial position, but may affect the disclosure of segment information.

  In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999, the Company's fiscal year 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

(2) RECAPITALIZATION

  On October 30, 1997, Sealy Corporation entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chillmark, Fund, L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of Parent (the "Existing Common Stock"). Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into Parent with Parent being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (85.3% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash equal to $419.3 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into voting preferred stock and then reconverted into $25.0 million in aggregate principal amount of a junior subordinated note of the Company ("Junior Note") and a retained voting common stock interest in the Company of approximately 14.7%. Concurrent with the Recapitalization, the Company refinanced existing indebtedness (the "Refinancing") by Sealy Mattress Company, a wholly owned subsidiary of the Parent, issuing

                               SEALY CORPORATION

$125 million principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and $128 million principal amount of 10 7/8% Senior Subordinated Discount Notes due 2007 (the "Senior Subordinated Discount Notes", and, together with the Senior Subordinated Notes, the "Notes"), with net proceeds to the Company of $75.4 million, and by entering into and borrowing $460 million under the Senior Credit Agreements.

  After the Recapitalization, the issued and outstanding capital stock of the Company consists of Class A common stock, par value $0.01 per share ("Class A Common"), Class B common stock, par value $0.01 per share ("Class B Common"), Class L common stock, par value $0.01 per share ("Class L Common"), and Class M common stock, par value $0.01 per share ("Class M Common") and collectively with the Class A Common, Class B Common and Class L Common, ("Common Stock"). The Class L Common and the Class M Common are senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

  After the Recapitalization, the outstanding stock options of the Company ("Recapitalization Stock Options") consist of fully-vested ten-year stock options to acquire 1,309,644 shares of Class A Common Stock at an exercise price of $0.125 per share and 145,516 shares of Class L Common Stock at an exercise price of $10.125 per share.

  Upon the consummation of the Recapitalization, Parent and certain of its stockholders, including the Bain Funds, Harvard Private Capital, Inc." (Harvard"), Sealy Investors 1, LLC, Sealy Investors 2, LLC, Sealy Investors 3, LLC (the "LLCs") and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement (i) required that each of the parties thereto vote all of its voting securities of Parent and take all other necessary or desirable actions to cause the size of the Board of Directors of Parent to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) granted Parent and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of Parent held by Zell, Harvard or the LLCs, (iii) granted Harvard a right of first offer on any proposed transfer of shares of capital stock of Parent held by the Bain Funds; (iv) granted tag-along rights on certain transfers of shares of capital stock of Parent; (v) required the Stockholders to consent to a sale of Parent to an independent third party if such sale is approved by holders constituting a majority of the then outstanding shares of voting common stock of Parent; and (vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of Parent until the tenth anniversary of the date of the consummation of the Recapitalization. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an Initial Public Offering or an approved Sale (as each is defined in the Stockholders Agreement).

  Immediately prior to the closing of the Recapitalization (the "Closing"), Parent contributed (the "Capital Contribution") all of the issued and outstanding stock of Sealy, Inc., an Ohio corporation, the Stearns & Foster Bedding Company, a Delaware corporation, Advanced Sleep Products, a California corporation, Sealy Components-Pad, Inc., a Delaware corporation and Sealy Mattress Company of San Diego, a California corporation, to the capital of Sealy Mattress Company (the "Issuer"). Immediately after the Capital Contribution, the Issuer became the only direct subsidiary of Parent and owns 100% of the operations of Parent. At the Closing, Sandman was merged with and into Parent with Parent the surviving corporation.

  The Recapitalization transaction resulted in an aggregate direct net charge to APIC and retained deficit totaling $438.1 million primarily comprised of the costs associated with the purchase of the then outstanding Class A and Class B Common Stock, the repurchase of Merger Warrants and the repurchase of Series A and Series B Restructure Warrants. The Recapitalization transaction also resulted in a pretax charge of $18.9 million, of which

                               SEALY CORPORATION

$16.4 million was non-cash and charged directly to APIC, comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees in connection with the transaction. The Company recorded a $14.5 million charge, net of income tax benefit of $9.6 million, representing the write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes (each of which as defined in Note 4) in connection with the Recapitalization.

(3) INVENTORIES

  Inventories are valued at cost not in excess of market, using the first-in, first-out (FIFO) method. The major components of inventory as of November 29, 1998 and November 30,1997 were as follows:

                                                                  1998    1997
                                                                 ------- -------
                                                                 (IN THOUSANDS)
Raw materials................................................... $25,511 $26,251
Work in process.................................................  14,140  12,594
Finished goods..................................................   4,076   7,162
                                                                 ------- -------
                                                                 $43,727 $46,007
                                                                 ======= =======

(4) LONG-TERM OBLIGATIONS

  Long-term debt as of November 29, 1998 and November 30, 1997 consisted of the following:

                                                                1998     1997
                                                              -------- --------
                                                               (IN THOUSANDS)
Senior AXELs Credit Agreement................................ $328,875 $     --
Senior Revolving Credit Agreement:
 Tranche A...................................................  110,000       --
 Revolving Credit Facility                                       2,800       --
High Point Corporate Complex Mortgage........................   12,653       --
Senior Subordinated Notes....................................  125,000       --
Senior Subordinated Discount Notes (net of discount of
 $44,503)....................................................   83,497       --
Junior Subordinated Note.....................................   28,022       --
$275,000,000 Second Restated Secured Credit Agreement
 Revolving Credit Facility...................................       --  130,000
10 1/4% Senior Subordinated Notes............................       --  200,000
                                                              -------- --------
                                                               690,847  330,000
 Less current portion........................................    8,576       --
                                                              -------- --------
                                                              $682,271 $330,000
                                                              ======== ========

  On November 18, 1997 Parent commenced an offer (the "Tender Offer") to purchase for cash up to all (but not less than a majority in principal amount outstanding) of its 10 1/4% Senior Subordinated Notes due 2003 (the "Parent Notes") and a related solicitation (the "Consent Solicitation") of consents to modify certain terms of the Indenture under which the Parent Notes were issued (the "Parent Note Indenture"). The purchase price to be paid in respect to validly tendered Parent Notes and related consents was determined by a formula set forth in the offer to purchase with respect to the Tender Offer. The Offerings were conditioned upon the consummation of the Tender Offer for, and the obtaining of consents with respect to, at least a majority in aggregate principal amount of the Parent Notes outstanding. Parent's obligation to accept for purchase and to pay for the Parent Notes validly tendered pursuant to the Tender Offer was conditioned upon, among other things, consummation of the other elements of the Recapitalization.

                               SEALY CORPORATION

  On March 30, 1998, the Company announced a call for redemption of all remaining outstanding Parent Notes that were not tendered on December 17, 1998. The redemption price of 106.33%, plus accrued interest, or $2.5 million, was paid on May 1, 1998, after which time interest ceased to accrue on the Parent Notes.

  The Company's 1997 Credit Agreement was terminated in connection with the Recapitalization. The 1997 Credit Agreement provided for a $275.0 million reducing revolving credit facility inclusive of a discretionary swing loan facility of up to $20.0 million. Upon consummation of the Transactions, the Issuer entered into the AXELs credit agreement (the "Senior AXELs Credit Agreement") and a credit agreement providing for Tranche A Term Loans and revolving borrowings (the "Senior Revolving Credit Agreement and, together with the Senior AXELs Credit Agreement, the "Senior Credit Agreements"). The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Recapitalization. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and will bear interest at a floating rate. See Note 18 for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

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

  The Tranche A Term Loans mature in December 2002. The AXELs Series B mature in December 2004. The AXELs Series C mature in December 2005. The AXELs Series D mature in December 2006. The Tranche A Term Loans are subject to quarterly amortization payments commencing in March 1999, the AXELs Series B, the AXELs Series C and the AXELs Series D are subject to quarterly amortization payments commencing in March 1998 with the AXELs Series B amortizing in nominal amounts until the maturity of the Tranche A Term Loans, the AXELs Series C amortizing in nominal amounts until the maturity of the AXELs Series B and the AXELs Series D amortizing in nominal amounts until the maturity of the AXELs Series
C. The Revolving Credit Facility matures in December 2002. In addition, the Senior Credit Agreements provide for mandatory repayments, subject to certain exceptions, of the Term Loans, and reductions in the Revolving Credit Facility, based on the net proceeds of certain asset sales outside the ordinary course of business of the Issuer and its subsidiaries, the net proceeds of insurance, the net proceeds of certain debt and equity issuance's, and excess cash flow (as defined in the Senior Credit Agreements).

                               SEALY CORPORATION

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

  Notes in aggregate principal amount of $125.0 million were issued in the Offering, and mature on December 15, 2007. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1998, to Holders of record on the immediately preceding June 1 and December 1.

  Except as provided below, the Notes are not redeemable at the Company's option prior to December 15, 2002. Thereafter, the Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

                                          PERCENTAGE OF
            YEAR                         PRINCIPAL AMOUNT
            ----                         ----------------
            2002                             104.937%
            2003........................     103.292%
            2004........................     101.646%
            2005 and thereafter.........     100.000%

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

  The Senior Subordinated Discount Notes in aggregate principal amount of $128.0 million were issued in the Offering, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

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

                                          PERCENTAGE OF
                                         PRINCIPAL AMOUNT
                                         ----------------
            2002........................     105.437%
            2003........................     103.625%
            2004........................     101.812%
            2005 and hereafter..........     100.000%

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

  On June 23, 1998, the Company secured permanent financing for the property, manufacturing facility and office building in High Point, North Carolina ("High Point Corporate Complex") purchased on April 13, 1998 and to fund the construction of the new Corporate headquarters facility at this site. The initial purchase price of $8.4 million was paid at closing and was financed on a temporary basis with a draw from the Revolving Credit Facility. The permanent loan arrangement provides for borrowings not to exceed $14.5 million. The loan arrangement requires monthly principal payments based on a twenty year amortization commencing three months after the completion of construction, with a balloon payment at the end of year seven of all then outstanding principal and interest. Interest accrues at LIBOR plus 3.25% and is payable monthly.

  The Junior Note had an initial principal balance outstanding of $25.0 million and matures on December 18, 2008. Interest on the Junior Note accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company elects to add accrued interest for such quarter to the then outstanding principal balance. The Company has the option, at each quarter end, to elect to pay the interest due for the quarter or add such interest to the principal balance through the term of the Note. From inception to November 29, 1998, the Company has elected to add accrued interest to the principal balance increasing the total outstanding balance to $28.0 million at November 29, 1998.

                               SEALY CORPORATION

(5) LEASE COMMITMENTS

  The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at November 29, 1998.

                                                            COMMITMENTS UNDER
                                                         -----------------------
                                                         OPERATING   SUBLEASE
FISCAL YEAR                                               LEASES   RENTAL INCOME
-----------                                              --------- -------------
                                                             (IN THOUSANDS)
1999....................................................   $8,456      $266
2000....................................................    6,882       266
2001....................................................    5,475        44
2002....................................................    4,102        --
2003....................................................    2,737        --
Later years.............................................    7,975        --
                                                          -------      ----
                                                          $35,627      $576
                                                          =======      ====

  Rental expense charged to operations is as follows:

                                        YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       NOV. 29, 1998 NOV. 30, 1997 DEC. 1, 1996
                                       ------------- ------------- ------------
                                                    (IN THOUSANDS)
Minimum rentals.......................    $10,214       $ 9,153      $ 9,096
Contingent rentals (based upon
 delivery equipment mileage)..........      1,430         1,361        1,067
                                          -------       -------      -------
                                          $11,644       $10,514      $10,163
                                          =======       =======      =======

  The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2008. Most of the operating leases provide for increased rent through increases in general price levels.

(6) LOSS ON NET ASSETS HELD FOR SALE AND OTHER WRITE-DOWNS

  During 1998, the Company recorded a loss on certain manufacturing assets of $8,453 as a result of the Company's on-going strategy to improve operational efficiencies. This loss resulted from the rationalization of certain manufacturing processes and the write-down of other idled assets. These assets were written-down to their fair values and production from these assets primarily will be phased-out over the first two quarters of 1999. The estimated fair values of these assets are not material. The Company plans to dispose of such assets by end of 1999.

  During 1998, the Company also recorded a loss of $2,181 for the write-down of previously capitalized software development costs. Such costs were originally capitalized as a result of the Companies on-going project to upgrade its management information systems to improve manufacturing operations and profitability analysis. As a result of a change in the direction of the project, certain software modules for which costs of $2,181 were incurred will not be implemented.

  Also, see Note 17 related to the disposition of Woodstuff Manufacturing, Inc. in 1996.

                               SEALY CORPORATION

(7) FINANCIAL INSTRUMENTS

  The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to the risk of credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.

  Interest Rate Instruments: The Company has entered into interest rate cap and collar agreements to reduce the impact of changes in interest rates on all or a portion of its floating rate debt. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash paid for the interest rate cap and collar agreements ($0.6 million) is recorded in prepaid expenses in the consolidated balance sheet and charged to interest expense over the life of the agreement.

  As of November 29, 1998, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin):

                                           NOTIONAL AMOUNT  RANGE FOR
1998                                         (MILLIONS)    LIBOR RATE   PERIOD
----                                       --------------- ----------- ---------
Interest Rate Cap.........................      $150          8.00%    1/98-1/03
Interest rate Collar......................      $200       6.50%-4.93% 1/98-1/01

  The Company had no interest rate instruments at November 30, 1997.

  Foreign Exchange Instruments: The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations primarily on raw material purchase transactions denominated in U.S. Dollars and originated in other countries. During 1998, the Company incurred a $1.3 million premium for forward foreign exchange contracts to exchange 24.5 million Canadian Dollars and 77.0 million Mexican Pesos for U.S. Dollars. These contracts will settle on a quarterly basis beginning in February, 1999 and ending in November, 1999 at exchange rates ranging between 1.5488 to 1.5493 per U.S. Dollar for the Canadian contracts and 10.915 to 13.165 per U.S. Dollar for the Mexican contracts. During 1998, there was no significant gain or loss recognized on these contracts. The Company had no significant contracts outstanding at November 30, 1997.

(8) STOCK OPTION AND RESTRICTED STOCK PLANS

  Post-Recapitalization: On December 18, 1997, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 5,000,000 shares of Class A Common Stock of the Company for issuance. Options under the 1998 Plan may be granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. During the year the Company granted ten-year stock options under the 1998 plan to acquire 2,243,750 shares of Class A Common Stock at an exercise price of $0.50 per share (representing fair market value at the time of grant), and 1,185,000 shares of Class A Common Stock at an exercise price of $4.18 per share (representing a premium to fair market value at the time of grant). The options vest 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant. Due to employee resignations, 214,250 and 50,000 of the options with exercise prices of $0.50 and $4.18 per share, respectively, were cancelled subsequent to issuance.

                               SEALY CORPORATION

  Effective Date of Recapitalization: As a result of the Recapitalization effective on December 18, 1997, the Human Resources Committee of the Company's Board of Directors removed all restrictions on the then outstanding restricted stock issued under the 1996 Transitional Plan and those shares were paid out as a result of the Recapitalization at the Recapitalization share price of $14.3027. In addition, a special transaction bonus was approved for key members of management. Furthermore, as of December 18, 1997, the Human Resources Committee accelerated vesting of the Company issued and then outstanding stock options under the 1989 Plan, 1992 Plan, 1993 Plan and 1997 Plan (collectively the "Terminated Stock Option Plans"); terminated the Terminated Stock Option Plans; and paid each holder of options under the Terminated Stock Option Plans compensation for such terminations which compensation was equal to the spread between the Merger share price of $14.3027 and the respective per share exercise price for the terminated stock options. Prior to December 18, 1997, certain members of senior management were offered and elected to cancel their options under the Terminated Stock Option Plans and their restricted stock under the 1996 Transitional Plan. Those senior executives received nonqualified stock options which were subsequently cancelled and exchanged on December 18, 1997 for fully-vested ten-year stock options to acquire 145,516 shares of the Company's Class L Common Stock at an exercise price of $10.125 per share and ten-year stock options to acquire 1,309,644 shares of the Company's Class A Common Stock at an exercise price of $0.125 per share ("Recapitalization Stock Options"). One executive has the right to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost, as defined. As a result of all recapitalization date activity, the Company recorded an aggregate $18.9 million in compensation expense, and $3.6 million in other non-current liabilities.

  Recapitalization stock options to purchase 1,008,504 Class A Common shares were exercised during the year ended November 29, 1998.

  Pre-Recapitalization: The Company adopted the 1989 Stock Option Plan ("1989 Plan") in 1989, the 1992 Stock Option Plan ("1992 Plan") in 1992 and the 1997 Stock Option Plan ("1997 Plan") in 1997 and reserved 100,000 shares, 600,000 shares and 2,400,000 shares, respectively, of Class A Common Stock of the Company (the "Shares") for future issuance. Options under the 1989 Plan, the 1992 Plan and the 1997 Plan could have been granted either as Incentive Stock Options as defined in Section 422A of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. There were no options outstanding relating to the 1989, 1992, or 1997 Plans as of November 29, 1998.

  During Fiscal 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994 and June 27, 1995. The 1993 Plan provides for the one-time automatic grant of ten-year options to acquire up to 10,000 shares to all current and future directors who are not employed by the Company, by Zell or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and were initially exercisable at a price equal to the fair market value of the shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4%, which became the fixed exercise price for all such options. Options issued thereafter, were exercisable over their term at the fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 50,000 shares to Non-Employee Directors in fiscal year 1993 at an initial exercise price of $9.05 per share. The 1993 Plan was amended on June 27, 1995 to provide for the grant of an additional option to purchase 5,000 shares to each eligible director and thereafter providing for the automatic annual grant of an option to each eligible director to purchase an additional 5,000 shares at fair market value on the date of grant. Pursuant to the 1993 Plan, the Company granted options to acquire up to 5,000 shares to each eligible director in fiscal 1995, 1996 and 1997 with a fixed exercise price of $15.95, $10.63 and $9.60 per share, respectively. All options under the 1993 Plan were exercised on December 18, 1997.

                               SEALY CORPORATION

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

  In 1996, the Company adopted the 1996 Transitional Restricted Stock Plan (the "1996 Transitional Plan") effective December 1, 1996 which terminates on January 3, 2000, and no grants shall thereafter be awarded under the Plan. All grants awarded under the Plan prior to such date shall remain in effect until they have been exercised or terminated in accordance with the terms and provisions of the Plan. On January 6, 1997, 281,400 shares, which vest on January 3, 2000, were granted under the Plan with a fair value of $3,632,874 at date of grant. The Plan provides for partial vesting at a rate of 50% if a grantee incurs a "termination" (as defined in the Plan) from January 3, 1999 to January 2, 2000. During Fiscal 1997, 35,800 shares were forfeited and 39,700 additional shares were issued. All options under the 1996 Transitional Plan were exercised on December 18, 1997.

  In May 1997, the Company granted ten-year stock options to acquire 921,400 shares at an exercise price of $9.60 per share (representing fair market value at the time of grant). The options were to vest 50% on the third anniversary date of the grant and 50% on the fourth anniversary date of the grant.

  SFAS No. 123 Disclosures: As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. SFAS No. 123 does however require the disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

  For purposes of this pro forma disclosure the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                        1998     1997    1996
                                                      --------  ------- ------
Net income (loss) (in thousands)......... As reported $(33,773) $11,743 $ (506)
                                            Pro forma $(31,468) $10,814 $ (892)
Net earnings (loss) per share............ As reported $  (1.11) $  0.39 $(0.02)
                                            Pro forma $  (1.03) $  0.35 $(0.03)

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to Fiscal 1996 and all related Plans were terminated effective December 18, 1997, the above pro forma effect may not be representative of that to be expected in future years.

  The fair value for all options granted in Fiscal 1998 and 1997 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: the expected life for all options is seven years; the expected dividend yield for all stock is zero percent and the expected volatility of all stock is zero percent. Adjustments were made to the then outstanding options and related stock prices as a result of the dividends paid on May 17, 1996 and February 28, 1997 relating to all the option plans in effect as of November 30, 1997. Such adjustments were treated as modifications of outstanding awards in accordance with

                               SEALY CORPORATION

SFAS No. 123. The risk free interest rates utilized for the grants made during fiscal 1998 and 1997 and for the May 1996 and February 1997 modification of all then outstanding grants are as follows:

                                                   RISK FREE INTEREST RATE
                                             -----------------------------------
                                             ORIGINAL MODIFICATION MODIFICATION
OPTION GRANT DATE                             GRANT     MAY 1996   FEBRUARY 1997
-----------------                            -------- ------------ -------------
1989 Plan:
 December 1989..............................     --         --         5.15%
1992 Plan:
 June 1992..................................     --         --         6.06%
 June 1993..................................     --         --         6.22%
 June 1994..................................     --         --         6.31%
 June 1995..................................     --         --         6.38%
 June 1996..................................  6.77%         --         6.46%
1993 Plan:
 March 1993.................................     --      6.26%         6.46%
 June 1995..................................     --      6.51%         6.46%
 June 1996..................................  6.77%         --         6.46%
 May 1997...................................  6.64%         --            --
CEO Award:
 March 1996.................................  5.82%         --         6.46%
1997 Plan:
 June 1997..................................  6.64%         --            --
1998 Plan:
 Fiscal 1998................................  5.55%         --            --

  A summary of the status and changes of shares subject to options and the related average price per share is as follows:

                                                  SHARES SUBJECT AVERAGE OPTION
                                                    TO OPTIONS   PRICE PER SHARE
                                                  -------------- ---------------
Outstanding December 1, 1996.....................      848,072       $11.19
                                                    ----------
 Granted.........................................      941,400         9.40
 Adjustment......................................      341,478           --
 Exercised.......................................       (4,958)        5.82
 Canceled........................................      (41,700)       10.81
                                                    ----------
Outstanding November 30, 1997....................    2,084,292         8.52
                                                    ----------
 Granted.........................................    4,883,910         1.58
 Adjustment......................................           --           --
 Exercised.......................................   (3,092,796)        5.78
 Canceled........................................     (264,250)        1.20
                                                    ----------
Outstanding November 29, 1998....................    3,611,156       $ 2.01
                                                    ==========

  Options exercisable and shares available for future grant were:

                                                         FISCAL YEAR ENDED
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------- --------- -------
Options exercisable................................   446,656   641,895 312,447
Weighted-average option price per share of options
 exercisable....................................... $    3.38 $    7.91 $ 11.29
Weighted-average fair value of options granted
 during the year................................... $    1.69 $    9.60 $ 10.63
Shares available for grant......................... 1,835,500 1,741,086 339,550

                               SEALY CORPORATION

  The ranges of exercise prices and the remaining contractual life of options as of November 29, 1998 were:

                                                    CLASS A            CLASS L
                                          ---------------------------- --------
EXERCISE PRICES                           $ 0.125   $ 0.50    $ 4.18   $ 10.125
---------------                           -------- --------- --------- --------
Options outstanding:
 Outstanding as of November 29, 1998.....  301,140 2,029,500 1,135,000  145,516
 Weighted-average remaining contractual
  life................................... 9.0 Yrs.   9.3 Yrs  9.7 Yrs. 9.0 Yrs.
 Weighted-average exercise price.........   $0.125 $    0.50 $    4.18 $ 10.125
Options exercisable:
 Outstanding as of November 29, 1998.....  301,140        --        --  145,516
 Weighted-average remaining contractual
  life................................... 9.0 Yrs.        --        -- 9.0 Yrs.
 Weighted-average exercise price.........   $0.125        --        -- $ 10.125

(9) INCOME TAXES

  The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                        NOV. 29, 1998 NOV. 30, 1997 DEC. 1, 1996
                                        ------------- ------------- ------------
Current:
Federal...............................    $  1,737       $ 6,913      $15,494
State and local.......................         948         2,197        1,196
Foreign...............................       3,569         3,963        2,808
                                          --------       -------      -------
                                             6,254        13,073       19,498
Deferred:
Federal...............................     (16,541)        4,507        5,092
State and local.......................      (2,363)          644          727
Foreign...............................        (361)           47          (38)
                                          --------       -------      -------
                                           (19,265)        5,198        5,781
                                          --------       -------      -------
Total.................................     (13,011)       18,271       25,279
Allocated to loss from early extin-
 guishment of debt....................      (9,693)       (1,353)          --
Allocated to effect of change in ac-
 counting principle...................          --        (2,885)          --
                                          --------       -------      -------
Income tax expense (benefit) before
 extraordinary item and cumulative ef-
 fect of change in accounting princi-
 ple..................................    $ (3,318)      $22,509      $25,279
                                          ========       =======      =======

  Net income before taxes from foreign operations amounted to $6,355, $8,785, and $5,955 for the years ended November 29, 1998, November 30, 1997, and December 1, 1996, respectively.

                               SEALY CORPORATION

  The differences between the effective tax rate and the statutory U.S. Federal tax rate are explained as follows:

                                        YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       NOV. 29, 1998 NOV. 30, 1997 DEC. 1, 1996
                                       ------------- ------------- ------------
Income tax expense (benefit) computed
 at statutory
 U.S. Federal income tax rate.........     (35.0%)       35.0%         35.0%
State and local income taxes, net of
 federal tax benefit..................      (2.9%)        7.9%          6.1%
Foreign tax rate differential and ef-
 fects of foreign earnings repatria-
 tion.................................       1.0%         0.5%          6.5%
Sale of subsidiary....................       0.0%         2.4%         37.3%
Other items, net......................       0.2%         1.9%          1.0%
                                           -----         ----         -----
Effective income tax rate before per-
 manent differences resulting from
 purchase accounting..................     (36.7%)       47.7%         85.9%
Permanent differences resulting from
 purchase accounting..................       9.0%        12.9%         16.1%
                                           -----         ----         -----
Effective income tax rate.............     (27.7%)       60.6%        102.0%
                                           =====         ====         =====

  Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

                                          1998                    1997
                                 ----------------------- -----------------------
                                   CURRENT   NONCURRENT    CURRENT   NONCURRENT
                                    ASSET       ASSET       ASSET       ASSET
                                 (LIABILITY) (LIABILITY) (LIABILITY) (LIABILITY)
                                 ----------- ----------- ----------- -----------
Accrued salaries and benefits..    $ 5,320    $  3,123     $ 5,249    $  1,748
Allowance for doubtful ac-
 counts........................      3,185          --       3,028          --
Plant shutdown, idle facili-
 ties, and environmental costs.      1,398       1,322       6,777      (4,171)
Alternative minimum tax credit
 carryforward..................      2,743          --          --          --
Accrued warranty reserve.......      1,745          --       1,691       1,691
Book versus tax differences re-
 lated to property, plant, and
 equipment.....................         --     (18,270)         --     (21,419)
Book versus tax differences re-
 lated to intangible assets....         --     (11,454)         --     (12,262)
Book versus tax differences re-
 lated to recapitalization ex-
 penses and related financing
 costs.........................         --        (311)    (13,467)         --
All other......................      2,803      (3,150)     (5,214)      4,412
                                   -------    --------     -------    --------
                                   $17,194    $(28,740)    $(1,936)   $(30,001)
                                   =======    ========     =======    ========

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

  The Company reduced goodwill by $0, $9,953 and $0 for the utilization of previously unrecognized pre-acquisition net operating loss carryforwards in 1998, 1997 and 1996, respectively.

                               SEALY CORPORATION

(10) RETIREMENT PLANS

  Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts are set aside in trust for retirement benefits. The total profit sharing expense was $6.6 million, $5.9 million, and $5.0 million for the years ended November 29, 1998, November 30, 1997, and December 1, 1996, respectively.

(11) COMMON STOCK

  Prior to the Recapitalization, holders of Class A Common Stock were entitled to one vote per share on all matters submitted to a vote of stockholders while the holders of Class B Common Stock were entitled to one-half vote per share. Except with respect to voting rights, the terms of the Class A Common Stock and the Class B Common Stock were identical. Shares of Class B Common Stock, under certain circumstances, were convertible into shares of Class A Common Stock. In connection with the Recapitalization (see Note 2), the terms of Class A and B Common Stock were amended and new classes of Class L and M Common Stock were issued.

(12) PERFORMANCE SHARE PLAN

  Effective April 1, 1992, the Company adopted a Performance Share Plan ("Plan") for certain employees of the Company. Under the Plan, the Board of Directors could have approved the issuance of up to 3.0 million performance share units each representing the right to receive up to one share if the Company met specified cumulative operating cash flow targets over the five-year period ending December 1, 1996. During Fiscal 1996, two participants withdrew from the Plan resulting in an adjustment to additional paid-in capital. As of December 1, 1996, the conclusion of the Plan, 451,740 Shares were awarded under the Plan of which 218,368 Shares were tendered to the Company by Plan participants to cover their estimated tax liability, resulting in the issuance of 233,372 Shares in January 1997.

  The Plan was a variable stock compensation plan pursuant to which the fair value of shares issuable under the Plan was recorded as compensation expense over the Plan's five-year term ending December 1, 1996. In addition to the annual amount of compensation expense under the Plan, such amounts were adjusted to give cumulative effect to any change in the amount of non-cash compensation expense previously recorded in prior reporting periods, resulting from subsequent increases or decreases in the fair value of the shares or the number of performance share units outstanding since such reporting period and to any change in management's estimate of its ability to achieve the cumulative operating cash flow targets as defined in the Plan. Performance Share Plan expense for the year ended December 1, 1996 amounted to $4.5 million. The plan was not renewed after its termination in December 1, 1996.

                               SEALY CORPORATION

(13) EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                        1998     1997    1996
                                                      --------  ------- ------
Numerator:
Income (loss) before extraordinary item and cumula-
 tive effect of change
 in accounting principle............................. $(19,236) $18,102 $ (506)
Extraordinary item, net..............................   14,537    2,030     --
Cumulative effect of change in accounting principle,
 net.................................................       --    4,329     --
                                                      --------  ------- ------
Net income (loss).................................... $(33,773) $11,743 $ (506)
                                                      ========  ======= ======
Denominator:
Denominator for basic earnings per share--weighted
 average shares......................................   30,472   29,575 23,379
Effect of dilutive securities:
Stock options........................................       --      124     --
Merger warrants......................................       --      204     --
Restricted stock.....................................       --      311     --
Other................................................       --       20     --
                                                      --------  ------- ------
Denominator for diluted earnings per share--adjusted
 weighted-average shares and assumed conversions.....   30,472   30,234 23,379
                                                      ========  ======= ======

Due to loss from continuing operations in 1998 and 1996, the dilutive securities would have been antidilutive. Accordingly, they were excluded from the calculation in dilutive earnings per share.

                               SEALY CORPORATION

 (14) SUMMARY OF INTERIM FINANCIAL INFORMATION (UNAUDITED)

  Quarterly financial data for the years ended November 29, 1998 and November 30, 1997, is presented below:

                                          FIRST     SECOND    THIRD    FOURTH
                                         QUARTER   QUARTER   QUARTER  QUARTER
                                         --------  --------  -------- --------
                                          (AMOUNTS IN THOUSANDS, EXCEPT FOR
                                                     SHARE DATA)
1998:
 Net sales.............................. $209,259  $213,572  $242,603 $225,868
 Gross profit...........................   87,775    92,405   108,595   99,027
 Income (loss) before extraordinary
  item..................................  (17,765)   (1,650)    4,363   (4,184)
 Extraordinary item--loss from early ex-
  tinguishment of debt, net of tax......   14,455        82        --       --
 Net income (loss)......................  (32,220)   (1,732)    4,363   (4,184)
 Income/(loss) before extraordinary
  item--basic...........................    (0.59)    (0.06)     0.14    (0.12)
 Income/(loss) before extraordinary
  item--diluted.........................    (0.59)    (0.06)     0.14    (0.12)
 Net income/(loss)--basic...............    (1.06)    (0.06)     0.14    (0.13)
 Net income/(loss)--diluted.............    (1.06)    (0.06)     0.14    (0.13)
1997:
 Net sales.............................. $168,904  $180,625  $229,919 $225,386
 Gross profit...........................   72,890    80,951   101,864   93,224
 Income before extraordinary item and
  cumulative effect of change in ac-
  counting principle....................    3,188     3,282     7,917    3,715
 Extraordinary item--loss from early ex-
  tinguishment of debt, net of tax......    2,030        --        --       --
 Cumulative effect of change in account-
  ing principle, net of tax.............       --        --        --    4,329
 Net income (loss)......................    1,158     3,282     7,917     (614)
 Income/(loss) before extraordinary item
  and cumulative effect of change in ac-
  counting principle--basic.............     0.11      0.11      0.26     0.13
 Income/(loss) before extraordinary item
  and cumulative effect of change in ac-
  counting principle--diluted...........     0.11      0.11      0.26     0.12
 Net income/(loss)--basic...............     0.04      0.11      0.26    (0.02)
 Net income/(loss)--diluted.............     0.04      0.11      0.26    (0.02)

  During the first quarter of Fiscal 1998, the Company recorded an after tax charge of $14.5 million ($0.47 per share), representing the write-off of the remaining unamortized debt issuance costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes in connection with the Recapitalization. Also, during the first quarter the Company recorded an after tax charge of $11.1 million ($0.37 per share), related to costs associated with the Recapitalization. The Recapitalization costs were primarily comprised of accelerated vesting of stock and restricted stock and other incentives based on compensation payments to employees in connection with the transaction. During the fourth quarter of Fiscal 1998, the Company recorded an after tax loss of $5.1 million ($0.17 per share), for the loss on net assets available for sale and other write-downs. Such assets are primarily related to the rationalization of certain manufacturing processes and the write-down of other underperforming assets (See Note 6). In addition, the Company recorded an after tax loss of $1.3 million ($0.04 per share) due to the write-down of capitalized software development costs (See Note 6). During the first and fourth quarters of Fiscal 1997, the Company recorded an after-tax loss of $2.0 million ($0.07 per share), from early extinguishment of debt in connection with the Refinancing, and $4.3 million ($0.14 per share), from write-offs in connection with EITF 97-13, respectively.

                               SEALY CORPORATION

(15) CONTINGENCIES

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

  In January 1997, the Company filed a claim in the U.S. District Court of New Jersey against former insurance companies for the Company under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. A parallel case seeking a judgment of non-liability was filed by some (but not all) of these insurance companies in the U.S. District Court for the Northern District of Ohio. Both the New Jersey and Ohio District Courts have ruled that New Jersey law applies. In November, 1998, the Company settled these cases when the insurers paid the Company approximately $3.8 million which was recorded as an increase to other noncurrent liabilities.

  The Company also has begun to remediate soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. The Company submitted a soil and groundwater remediation plan to the Connecticut Department of Environmental Protection in December 1998. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court of Connecticut to require these entities to complete the remediation and reimburse the Company for its cleanup costs. Trial of this matter has been bifurcated with the issue of damages only going to trial in March, 1999. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

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

                               SEALY CORPORATION

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

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Senior AXELs Credit Agreement and the Senior Revolving Credit Agreement approximates fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the Senior Subordinated Notes and Senior Subordinated Discount Notes, based on a quoted market price, was $120.6 million and $76.8 million at November 29, 1998 and November 30, 1997, respectively.

(17) DISPOSITION

  On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture produced cash proceeds of $35.0 million and resulted in a net of tax book loss of $17.6 million. The loss on sale of this subsidiary includes income tax expense of $5.8 million arising from the tax gain on the transaction, as well as transaction costs related to the sale. A summary of the net assets held for sale at December 1, 1996 is as follows (amounts in thousands):

Accounts receivable................................................... $  9,228
Inventory.............................................................    6,907
Other current assets..................................................      480
Property, plant and equipment, net....................................   10,329
Other assets..........................................................   26,246
Accounts payable and accrued expenses.................................   (4,939)
Other liabilities.....................................................   (1,998)
Excess of net assets over proceeds from sale..........................  (10,761)
                                                                       --------
Net assets held for sale.............................................. $ 35,492
                                                                       ========

(18) GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

  As discussed in Note 4, the Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes. Substantially all of the Issuer's operating income and cashflow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

  The following supplemental consolidating condensed financial statements present:

  1. Consolidating condensed balance sheets as of November 29, 1998 and November 30, 1997, consolidating condensed statements of operations and cash flows for each of the years in the three-year period ended November 29, 1998.

  2. Sealy Corporation (the "Parent" and a "Guarantor"), Sealy Mattress Company (the "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

  3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               NOVEMBER 29, 1998
                                 (IN THOUSANDS)

                                        SEALY      COMBINED     COMBINED
                             SEALY     MATTRESS   GUARANTOR   NON-GUARANTOR
                          CORPORATION  COMPANY   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          ----------- ---------- ------------ ------------- ------------ ------------
ASSETS
Current assets:
Cash and cash
 equivalents............   $      --  $       22  $   9,162     $  2,050       $   --     $  11,234
Accounts receivable,
 net....................          --       3,404     92,644       10,713           --       106,761
Inventories.............          --       1,216     38,123        4,388           --        43,727
Prepaid expenses and
 other assets...........         714         341     22,190        3,200           --        26,445
                           ---------  ----------  ---------     --------       ------     ---------
                                 714       4,983    162,119       20,351           --       188,167
Property, plant and
 equipment, at cost.....          --       4,796    172,375       12,140           --       189,311
Less accumulated
 depreciation...........          --       1,730     49,189        2,583           --        53,502
                           ---------  ----------  ---------     --------       ------     ---------
                                  --       3,066    123,186        9,557           --       135,809
Other assets:
Goodwill and other
 intangibles, net.......          --      14,050    350,291       25,851           --       390,192
Net investment in and
 advances to (from)
 subsidiaries and
 affiliates.............    (108,153)    493,268   (364,090)     (26,614)       5,589            --
Debt issuance costs, net
 and other assets.......          --      28,929      7,959           24           --        36,912
                           ---------  ----------  ---------     --------       ------     ---------
                            (108,153)    536,247     (5,840)        (739)       5,589       427,104
                           ---------  ----------  ---------     --------       ------     ---------
Total assets............   $(107,439) $  544,296  $ 279,465     $ 29,169       $5,589     $ 751,080
                           =========  ==========  =========     ========       ======     =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
Current portion-long-
 term obligations.......   $      --  $    8,375  $     201     $     --       $   --     $   8,576
Accounts payable........          --          93     41,067        4,934           --        46,094
Accrued incentives and
 advertising............          --       1,626     28,685        2,140           --        32,451
Accrued compensation....          --         357     14,576          950           --        15,883
Other accrued expenses..       1,985         391     36,598          848           --        39,822
                           ---------  ----------  ---------     --------       ------     ---------
                               1,985      10,842    121,127        8,872           --       142,826
Long-term obligations...      28,023     641,796     12,452           --           --       682,271
Other noncurrent
 liabilities............       3,585          --     32,484           --           --        36,069
Deferred income taxes...      (2,206)        755     26,467        3,724           --        28,740
Stockholders' equity....    (138,826)  (109,097)     86,935       16,573        5,589      (138,826)
                           ---------  ----------  ---------     --------       ------     ---------
Total liabilities and
 stockholders' equity...   $(107,439) $  544,296  $ 279,465     $ 29,169       $5,589     $ 751,080
                           =========  ==========  =========     ========       ======     =========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               NOVEMBER 30, 1997
                                 (IN THOUSANDS)

                                       SEALY     COMBINED     COMBINED
                             SEALY    MATTRESS  GUARANTOR   NON-GUARANTOR
                          CORPORATION COMPANY  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          ----------- -------- ------------ ------------- ------------ ------------
ASSETS
Current assets:
Cash and cash equiva-
 lents..................   $     --   $    20    $  2,062      $ 3,975     $      --     $  6,057
Accounts receivable,
 net....................         --     3,434      79,150       11,334            --       93,918
Inventories.............         --     1,912      39,240        5,190          (335)      46,007
Prepaid expenses and
 other assets...........     (9,206)      294      29,819        1,622            --       22,529
                           --------   -------    --------      -------     ---------     --------
                             (9,206)    5,660     150,271       22,121          (335)     168,511
Property, plant and
 equipment--at cost.....         --     4,664     152,045       12,894            --      169,603
Less accumulated depre-
 ciation................         --     1,254      40,603        2,138            --       43,995
                           --------   -------    --------      -------     ---------     --------
                                 --     3,410     111,442       10,756            --      125,608
Other assets:
Goodwill and other in-
 tangibles, net.........         --    14,461     361,976       34,832            --      411,269
Net investment in and
 advances to (from)
 subsidiaries and
 affiliates.............    543,783     2,636    (357,823)     (28,591)     (160,005)          --
Debt issuance costs, net
 and other assets.......      8,918        35       6,641           85            --       15,679
                           --------   -------    --------      -------     ---------     --------
                            552,701    17,132      10,794        6,326      (160,005)     426,948
                           --------   -------    --------      -------     ---------     --------
Total assets............   $543,495   $26,202    $272,507      $39,203     $(160,340)    $721,067
                           ========   =======    ========      =======     =========     ========
LIABILITIES AND STOCK
 HOLDERS' EQUITY
Current liabilities:
Current portion--long-
 term obligations.......   $     --   $    --    $     --      $    --     $      --     $     --
Accounts payable........         --     2,086      40,743        6,847            --       49,676
Accrued incentives and
 advertising............         --     1,473      26,782        2,449            --       30,704
Accrued compensation....         --       246      16,244        1,281            --       17,771
Other accrued expenses..      2,287       222      18,172        1,573          (118)      22,136
                           --------   -------    --------      -------     ---------     --------
                              2,287     4,027     101,941       12,150          (118)     120,287
Long-term obligations...    330,000        --          --           --            --      330,000
Other noncurrent liabil-
 ities..................      2,969        --      32,744           --            --       35,713
Deferred income taxes...      3,173       896      22,693        3,239            --       30,001
Stockholders' equity....    205,066    21,279     115,129       23,814      (160,222)     205,066
                           --------   -------    --------      -------     ---------     --------
Total liabilities and
 stockholders' equity...   $543,495   $26,202    $272,507      $39,203     $(160,340)    $721,067
                           ========   =======    ========      =======     =========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 29, 1998
                                 (IN THOUSANDS)

                                      SEALY      COMBINED     COMBINED
                            SEALY    MATTRESS   GUARANTOR   NON-GUARANTOR
                         CORPORATION COMPANY   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                         ----------- --------  ------------ ------------- ------------ ------------
Net sales...............  $     --   $ 42,472    $792,878      $73,265      $(17,313)    $891,302
Costs and expenses:
Cost of goods sold......        --     26,973     448,186       45,538       (17,197)     503,500
Selling, general and
 administrative.........       717     13,434     265,859       20,346            --      300,356
Loss on net assets held
 for sale and other
 write-downs............        --        229      10,158          247            --       10,634
Compensation associated
 with recapitalization..    17,114        332          --        1,440            --       18,886
Amortization of
 intangibles............        --        411      11,684          934            --       13,029
Interest expense, net...     4,967     62,504         245         (265)           --       67,451
Loss (income) from
 equity
 investees..............     3,136      1,894          --           --        (5,030)          --
Loss (income) from non-
 guarantor equity
 investees..............        --        (27)     (2,417)          --         2,444           --
Capital charge and
 intercompany interest
 allocation.............  (10,279)   (59,656)      69,935           --            --           --
                          --------   --------    --------      -------      --------     --------
Income/(loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............   (15,655)    (3,622)    (10,772)       5,025         2,470      (22,554)
Income taxes............     3,581       (486)     (8,878)       2,581          (116)      (3,318)
                          --------   --------    --------      -------      --------     --------
Income/(loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (19,236)    (3,136)     (1,894)       2,444         2,586      (19,236)
Extraordinary item......    14,537         --          --           --            --       14,537
                          --------   --------    --------      -------      --------     --------
Net income/(loss).......  $(33,773)  $ (3,136)   $ (1,894)     $ 2,444      $  2,586     $(33,773)
                          ========   ========    ========      =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 30, 1997
                                 (IN THOUSANDS)

                                      SEALY      COMBINED     COMBINED
                            SEALY    MATTRESS   GUARANTOR   NON-GUARANTOR
                         CORPORATION COMPANY   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                         ----------- --------  ------------ ------------- ------------ ------------
Net sales...............   $    --   $37,973     $708,914      $75,042      $(17,095)    $804,834
Costs and expenses:
 Cost of goods sold.....        --    23,256      400,785       48,878       (17,014)     455,905
 Selling, general and
  administrative........     1,336    11,464      231,877       17,346            --      262,023
 Stock based Compensa-
  tion..................        --        --        1,635           --            --        1,635
 Amortization of intan-
  gibles................        --       411       11,764        1,089            --       13,264
 Interest expense, net..    32,114        --          (75)        (643)           --       31,396
 Loss (income) from
  equity Investees......     8,969     8,258           --           --       (17,227)          --
 Income from non-
  guarantor equity
  investees.............        --        20       (4,104)          --         4,084           --
 Capital charge and
  intercompany interest
  allocation............   (69,376)    3,689       64,821          866            --           --
                           -------   -------     --------      -------      --------     --------
Income/(loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............    26,957    (9,125)       2,211        7,506        13,062       40,611
Income taxes............    13,103      (156)       6,140        3,422            --       22,509
                           -------   -------     --------      -------      --------     --------
Income/(loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    13,854    (8,969)      (3,929)       4,084        13,062       18,102
Extraordinary item......     2,030        --           --           --            --        2,030
Cumulative effect of a
 change in accounting
 principle..............        --        --        4,329           --            --        4,329
                           -------   -------     --------      -------      --------     --------
Net income/(loss).......   $11,824   $(8,969)    $ (8,258)     $ 4,084      $ 13,062     $ 11,743
                           =======   =======     ========      =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 1, 1996
                                 (IN THOUSANDS)

                                                               COMBINED
                                       SEALY      COMBINED       NON-
                             SEALY    MATTRESS   GUARANTOR    GUARANTOR
                          CORPORATION COMPANY   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          ----------- --------  ------------ ------------ ------------ ------------
Net sales...............    $    --   $33,296     $560,540     $120,223     $(16,421)    $697,638
Costs and expenses:
 Cost of goods sold.....         --    19,867      305,100       88,592      (16,300)     397,259
 Selling, general and
  administrative........        150     9,082      185,849       21,593           --      216,674
 Loss on net assets held
  for sale..............         --    11,762           --           --           --       11,762
 Stock based
  Compensation..........         --        --        4,779           --           --        4,779
 Amortization of
  intangibles...........         --       411       11,450        1,733           --       13,594
 Interest expense, net..     30,364        --           91       (1,658)          --       28,797
 Loss (income) from
  equity investees......     (2,608)    1,796           --           --          812           --
 Income from non-
  guarantor equity
  investees.............         --   (15,829)      (2,920)          --       18,749           --
 Capital charge and
  intercompany Interest
  allocation............    (35,043)    3,209       41,595       (9,761)          --           --
                            -------   -------     --------     --------     --------     --------
Income/(loss) before in-
 come taxes.............      7,137     2,998       14,596       19,724      (19,682)      24,773
Income taxes............      7,522       390       16,392          975           --       25,279
                            -------   -------     --------     --------     --------     --------
Net income/(loss).......    $  (385)  $ 2,608     $ (1,796)    $ 18,749     $(19,682)    $   (506)
                            =======   =======     ========     ========     ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 29, 1998
                                 (IN THOUSANDS)

                                                               COMBINED
                                       SEALY      COMBINED       NON-
                            SEALY    MATTRESS    GUARANTOR    GUARANTOR
                         CORPORATION  COMPANY   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         ----------- ---------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............  $    (478) $  (1,923)   $56,210       $ (176)      $(603)      $ 53,030
                          ---------  ---------    -------       ------       -----       --------
Cash flows from
 investing activities:
 Purchase of property,
  plant and equipment...         --       (203)   (32,909)          --          --        (33,112)
 Proceeds from sale of
  property, plant and
  equipment.............         --         --        216           --          --            216
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates............    637,473   (607,445)   (28,882)      (1,749)        603             --
                          ---------  ---------    -------       ------       -----       --------
 Net proceeds provided
  by (used in) investing
  activities............    637,473   (607,648)   (61,575)      (1,749)        603        (32,896)
Cash flows from
 financing activities:
 Treasury stock
  repurchase............   (413,078)        --         --           --          --       (413,078)
 Proceeds (repayment) of
  long-term obligations,
  net...................   (330,000)   642,122     12,653           --          --        324,775
 Equity issuances ......    121,444         --         --           --          --        121,444
 Costs associated with
  tender offer of prior
  debt..................    (15,361)        --         --           --          --        (15,361)
 Debt issuance costs....         --    (32,549)      (188)          --          --        (32,737)
                          ---------  ---------    -------       ------       -----       --------
Net cash provided by
 (used in) financing
 activities.............   (636,995)   609,573     12,465           --          --        (14,957)
                          ---------  ---------    -------       ------       -----       --------
Change in cash and cash
 equivalents............         --          2      7,100       (1,925)         --          5,177
Cash and cash equiva-
 lents:
 Beginning of period....         --         20      2,062        3,975          --          6,057
                          ---------  ---------    -------       ------       -----       --------
 End of period..........  $      --  $      22    $ 9,162       $2,050       $  --       $ 11,234
                          =========  =========    =======       ======       =====       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 30, 1997
                                 (IN THOUSANDS)

                                                              COMBINED
                                      SEALY      COMBINED       NON-
                            SEALY    MATTRESS   GUARANTOR    GUARANTOR
                         CORPORATION COMPANY   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities............    $29,901   $(40,205)   $ 7,532      $44,782        $39        $42,049
                           -------   --------    -------      -------        ---        -------
Cash flows from
 investing activities:
  Purchase of property,
   plant and equipment.         --       (450)   (27,109)      (1,581)        --        (29,140)
  Proceeds from sale of
   subsidiary..........         --     35,000         --           --         --         35,000
  Proceeds from sale of
   property, plant and
   equipment...........         --      5,150        410            1         --          5,561
  Net activity in
   investment in and
   advances to (from)
   subsidiaries and
   affiliates..........     34,131        471     18,111      (52,674)       (39)            --
                           -------   --------    -------      -------        ---        -------
    Net proceeds
     provided by (used
     in) investing
     activities........     34,131     40,171     (8,588)     (54,254)       (39)        11,421
Cash flows from
 financing activities:
  Repayment of long-
   term obligations,
   net.................    (63,127)        --         --           --         --        (63,127)
  Net borrowing-
   revolving credit
   facility............    105,000         --         --           --         --        105,000
  Dividend.............    (99,775)        --         --           --         --        (99,775)
  Debt issuance costs..     (6,130)        --         --           --         --         (6,130)
                           -------   --------    -------      -------        ---        -------
Net cash provided by
 (used in) financing
 activities............    (64,032)        --         --           --         --        (64,032)
                           -------   --------    -------      -------        ---        -------
Change in cash and cash
 equivalents...........         --        (34)    (1,056)      (9,472)        --        (10,562)
Cash and cash
 equivalents:
  Beginning of period..         --         54      3,118       13,447         --         16,619
                           -------   --------    -------      -------        ---        -------
  End of period........    $    --   $     20    $ 2,062      $ 3,975        $--        $ 6,057
                           =======   ========    =======      =======        ===        =======

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED DECEMBER 1, 1996
                                 (IN THOUSANDS)

                                      SEALY      COMBINED     COMBINED
                            SEALY    MATTRESS   GUARANTOR   NON-GUARANTOR
                         CORPORATION COMPANY   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                         ----------- --------  ------------ ------------- ------------ ------------
Net cash provided by
 (used in) operating
 activities.............  $ 15,398   $16,923     $ 32,242     $ 19,105      $(39,251)    $ 44,417
                          --------   -------     --------     --------      --------     --------
Cash flows from
 investing activities:
  Purchase of property,
   plant and equipment..        --      (134)     (11,581)        (870)          540      (12,045)
  Proceeds from sale of
   property, plant and
   equipment............        --        --        1,579           50          (540)       1,089
  Net activity in
   investment in and
   advances to (from)
   subsidiaries and
   affiliates...........    17,267    (8,175)     (26,695)       1,888        15,715           --
                          --------   -------     --------     --------      --------     --------
    Net proceeds
     provided by (used
     in) investing
     activities.........    17,267    (8,309)     (36,697)       1,068        15,715      (10,956)
Cash flows from
 financing activities:
  Repayment of long-term
   obligations, net.....   (22,202)       --       (1,608)          83            --      (23,727)
  Net borrowing-
   revolving credit
   facility.............    25,000        --           --           --            --       25,000
  Dividend..............   (35,463)       --           --           --            --      (35,463)
  Net equity activity
   with Parent..........        --    (8,569)      (4,830)     (10,137)       23,536           --
                          --------   -------     --------     --------      --------     --------
    Net cash provided by
     (used in) financing
     activities.........   (32,665)   (8,569)      (6,438)     (10,054)       23,536      (34,190)
                          --------   -------     --------     --------      --------     --------
Change in cash and cash
 equivalents............        --        45      (10,893)      10,119            --         (729)
Cash and cash
 equivalents:
  Beginning of period...        --         9       14,011        3,328            --       17,348
                          --------   -------     --------     --------      --------     --------
  End of period.........  $     --   $    54     $  3,118     $ 13,447      $     --     $ 16,619
                          ========   =======     ========     ========      ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

  The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company's directors:

  Josh Bekenstein. Mr. Bekenstein, age 40, is a Managing Director of Bain Capital, Inc. ("Bain"). Mr. Bekenstein helped start Bain in 1984 and has been involved in numerous venture capital and leveraged acquisitions over the past thirteen years. Mr. Bekenstein presently serves on the Board of Directors of a number of public and private companies, including Waters Corporation, Bright Horizons Childrens Centers, Inc. and Small Fry Snack Foods. Prior to Bain, Mr. Bekenstein was a consultant at Bain & Company, where he worked on strategy consulting projects for a number of Fortune 500 clients.

  Paul Edgerley. Mr. Edgerley, age 42, has been Managing Director of Bain since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Capital Partners. He serves on the Boards of Directors of Steel Dynamics, Inc. and GS Industries, Inc.

  Andrew S. Janower. Mr. Janower, age 30, since 1996 has been a Vice President of Charlesbank Capital Partners LLC, since its formation in July, 1998. Previously, he had been employed as an Associate by Harvard Private Capital Group, Inc. ("HPCG"), Charlesbank's predecessor organization. Prior to joining HPCG, Mr. Janower was a Consultant at Bain & Company and a research associate at Harvard Business School.

  James W. Johnston. Mr. Johnston, age 52, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. He has been a director of Sealy, Inc. since March 4, 1993. Mr. Johnston was Vice Chairman RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. Mr. Johnston is also a director of The Wachovia Corporation.

  Ronald L. Jones. Mr. Jones, age 56, since March 17, 1998 has been Chairman, Chief Executive Officer and President of the Company. From March 2, 1996 until March 17, 1998 Mr. Jones was President and Chief Executive Officer of the Company. From October, 1988 until joining the Company, Mr. Jones served as President of Masco Home Furnishings. From 1983 to 1988, Mr. Jones was President of HON Industries.

  Michael Krupka. Mr. Krupka, age 33, joined Bain in 1991 and became a Managing Director in 1997. Prior to joining Bain, Mr. Krupka spent several years as a consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain portfolio companies. He serves on the Board of Directors of Jostens Learning Corp. and J Tech, Inc.

  Jonas Steinman. Mr. Steinman, age 33, since June, 1995 has been a Principal at Chase Capital Partners. Previously he was employed as an Associate by Chase Capital Partners and its predecessor, Chemical Venture Partners.

EXECUTIVE OFFICERS

  The following sets forth the name, age, title and certain other information with respect to the executive and certain other appointed officers of the
Company:

  Bruce G. Barman. Dr. Barman, age 53, since March, 1998 has been Corporate Vice President Research and Development of the Company. From January, 1995 until March, 1998 he was Vice President of Research and Development of the Company. From 1991 until he joined the Company, Dr. Barman was Vice President -- Research and Development of Griffith Laboratories N.A., a custom food products producer.

  Jeffrey C. Claypool. Mr. Claypool, age 51, since March 1998 has been Corporate Vice President Human Resources of the Company. From September, 1991 until March, 1998 he was Vice President Human Resources of the Company.

  Gary T. Fazio. Mr. Fazio, age 48, since March 1998 has been Corporate Vice President/General Manager Domestic Bedding Group of the Company. From 1990 until, March 1998 he was Vice President Sales.

  Douglas E. Fellmy. Mr. Fellmy, age 49, since March, 1998 has been Corporate Vice President/General Manager Domestic Bedding of the Company. From July, 1992 until March, 1998 he was Vice President Operations of the Company. Previously, Mr. Fellmy served as Regional Vice President-Operations since April 1990 and also as President of the Components Division since December 1989. Mr. Fellmy has served, since 1971, in numerous other capacities with the Company's Components Division.

  James F. Goughenour. Mr. Goughenour, age 61, since March 1998 has been Corporate Vice President Technology, Planning and Operations Support of the Company. From June, 1997 until March, 1998 he was Vice President Technology and Strategic Planning of the Company. From 1979 until he joined the Company, Mr. Goughenour had been with the HON Company, serving as Vice President.

  David J. McIlquham. Mr. McIlquham, age 44, since March, 1998 has been Corporate Vice President Sales and Marketing of the Company. From April, 1990 until March, 1998 he was Vice President-Marketing of the Company.

  Lawrence J. Rogers. Mr. Rogers, age 50, since March, 1998 has been Corporate Vice President/General Manager International Group of the Company. From February, 1994 until March, 1998 he was Vice President International of the Company. Previously, Mr. Rogers has served, since 1979, in numerous other capacities within the Company's operations, including President-Sealy Canada.

  Richard F. Sowerby. Mr. Sowerby, age 44, since March, 1998 has been Corporate Vice President Finance of the Company. From April, 1995 until March, 1998 he was Vice President Controller of the Company. Previously, from 1991, Mr. Sowerby served as Corporate Controller of Elliott Company, a manufacturer and servicer of turbo machinery equipment.

  Kenneth L. Walker. Mr. Walker, age 50, since March, 1998 has been Corporate Vice President, General Counsel and Secretary of the Company. From May, 1997 until March, 1998 he was Vice President, General Counsel and Secretary of the Company. Previously, from 1991, Mr. Walker served as Vice President, General Counsel and Secretary of Varity Corporation, a manufacturer of automotive components, diesel engines and farm machinery.

  E. Lee Wyatt. Mr. Wyatt, age 46, since October 1998 has been Corporate Vice President Administration of the Company. From 1983 until he joined the Company, Mr. Wyatt was with Brown Group Inc., a wholesaler and retailer of footwear, in numerous positions, most recently as Senior Vice President Finance and Administration of its Brown Shoe Company subsidiary.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The Company is not aware of any person that is subject to section 16 of the Securities Exchange Act of 1934 (The "Exchange Act") with respect to the Company, that has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during Fiscal 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 29, 1998, November 30, 1997, and December 1, 1996, of those persons who served as (i) the chief executive officer during Fiscal 1998 and 1997, and (ii) the other four most highly compensated executive officers of the Company for Fiscal 1998 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                              ------------------------------  -----------------------------------------------------
                                                              RESTRICTED    SECURITIES
NAME AND PRINCIPAL                              OTHER ANNUAL    STOCK       UNDERLYING       LTIP       ALL OTHER
POSITION                 YEAR  SALARY   BONUS   COMPENSATION   AWARD($)    OPTIONS/SARS   PAYOUTS(A) COMPENSATION(B)
------------------       ---- -------- -------- ------------  ----------   ------------   ---------  --------------
Ronald L. Jones(c)...... 1998 $571,252 $632,458   $965,602(i)        --        99,070(c)        --     $1,136,150
Chairman, Chief                                                             1,971,630(c)
Executive Officer        1997  527,516  633,052      1,168           --        75,000(d)        --         21,583
and President            1996  381,262  423,584    456,168(e)  $637,800(f)    400,000(g)        --          2,476
Gary T. Fazio........... 1998  227,542  110,234    435,318(i)        --         8,365(c)        --        111,899
VP General Mgr.                                                               180,000(c)
Bedding                  1997  203,833  182,289        248      203,978(h)     32,000(d)        --         16,524
                         1996  196,226   86,559         --           --            --      426,030         15,864
Douglas Fellmy.......... 1998  219,067  106,129    336,785(i)        --         8,365(c)        --        111,267
VP General Mgr. of                                                            180,000(c)
Bedding                  1997  197,333  177,739         --      203,978(h)     32,000(d)        --         16,016
                         1996  188,134   83,135         --           --            --      426,030         15,237
David J. McIlquham...... 1998  223,167  108,114    684,175(i)        --       180,000(c)        --        111,573
VP of Sales and          1997  199,167  179,023        242      203,978(h)     32,000(d)        --         16,165
Marketing............... 1996  188,505   83,302         --           --            --      426,030         15,268
Lawrence J. Rogers...... 1998  189,266  101,403    375,855(i)        --         8,365(c)        --        110,253
VP General Mgr. of                                                            180,000(c)
International Ops.       1997  180,305  158,953         --      203,978(h)     32,000(d)        --         14,271
                         1996  175,812  100,385         --           --            --      295,046         13,884

--------
(a) Such amount reflects the value of Shares earned under the Performance Share Plan which concluded on December 1, 1996.
(b) Represents amounts paid on behalf of each of the Named Executive Officers for the following four respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, (iii) Company contributions to the Company's defined contribution plans and (iv) in fiscal 1998 deferred compensation agreements with respective officers. Amounts for each of the Named Executive Officers for each of the four respective preceding categories is as follows: Mr. Jones: (1998-$2,364, $1,049, $18,200, $1,114,537; 1997-$3,083, $1,000, $17,500; 1996-$1,943,
    $533, $0); Mr. Fazio: (1998-$883, $983, $15,928, $94,105; 1997-$1,257,
    $999, $14,268; 1996-$1,305, $849, $13,710); Mr. McIlquham: (1998-$866,
    $980, $15,622, $94,105; 1997-$1,227, $996, $13,942; 1996-$1,255, $817,
    $13,195; Mr. Fellmy: 1998-$850, $976, $15,336, $94,105; 1997-$1,216, $987,
    $13,813; 1996-$1,252, $816, $13,169; Mr. Rogers (1998-$368, $385, $15,395,
    $94,105; 1997-$622, $1,027, $12,621; 1996-$747, $763, $12,374.

(c) On December 18, 1997, the Company issued to certain of the named Executive Officers, among others, ten-year fully vested non-qualified stock options to acquire (i) shares of the Company's Class A Common Stock at the then current fair market value of $0.50, with an exercise price of $.125 per share; and (ii) shares of the Company's Class L Common stock at the then current fair market value of $40.50, with an exercise price of $10.125 per share. In the December 1997, the indicated Named Executive Officers received options for the following A and L shares: Mr. Jones 891,630 A Shares and 99,070 L Shares; Mr. Fazio 75,285 A Shares and 8,365 L Shares; Mr. Fellmy 75,285 A Shares and 8,365 L Shares; and Mr. Rogers 75,285 A Shares and 8,365 L Shares. On March 17, 1998, pursuant to the 1998 Stock Option Plan, the Company issued to the Named Executive Officers, among others, ten-year non-qualified stock options to acquire shares of the Company's Class A Common Stock at the then current fair market value exercise price of $.50 per share and also additional options to acquire shares of Company's Class A Common Stock at an exercise price of $4.18 per share. In March, 1998, the Named Executive Officers received the following stock options: Mr. Jones 600,000 options at $.50 and 480,000 options at $4.18; Mr. Fazio 100,000 options at $.50 and 80,000 options at $4.18; Mr.
    McIlquham 100,000 options at $.50 and 80,000 options at $4.18; Mr. Fellmy 100,000 options at $.50 and 80,000 options at $4.18; and Mr. Rogers 100,000 options at $.50 and 80,000 options at $4.18.
(d) On May 31, 1997, the Company issued ten-year non-qualified stock options at an exercise price of $9.60, pursuant to the Company's 1997 Stock Option Plan to the Named Executive Officers, among others, as follows: Ronald L.
    Jones: 75,000 shares; Gary T. Fazio: 32,000 shares; David J. McIlquham:
    32,000 shares; Douglas Fellmy: 32,000 shares; and Lawrence J. Rogers:
    32,000 shares. As of November 29, 1998, none of these stock options remained outstanding.
(e) Pursuant to his Employment Agreement, Mr. Jones commenced employment with the Company as of February 27, 1996. The terms of the Employment Agreement are described more fully in "Compensation Pursuant to Plans and Other Arrangements--Executive Employment Agreements." Such amount primarily consists of a $250,000 payment upon commencement of employment and $205,000 in relocation and other transitional matters.
(f) Such amount reflects the Company's determination of the fair value at the date of grant of 67,635 restricted shares issued to Mr. Jones, pursuant to his Employment Agreement. Although the 1997 Credit Agreement and Note Indenture contain restrictions on the Company's ability to pay dividends, if declared and paid on the Company's Shares, such dividends would be paid on such Shares issued to Mr. Jones. The February 28,1997 Dividend was paid on such shares. Prior to December 18, 1997 Mr. Jones waived all his rights to such restricted stock. As of November 30 1998, none of these restricted shares remained outstanding.
(g) Pursuant to his Employment Agreement, the Company granted Mr. Jones ten-year options to acquire up to 400,000 Shares at an exercise price of $10.63 per Share as further described in "Compensation Pursuant to Plans and Other Arrangements--Executive Employment Agreements."
(h) Such amount reflects the Company's determination of the fair value at the date of grant of restricted stock issued, on January 6, 1997, pursuant to the Company's 1996 Transitional Restricted Stock Plan to, among others, certain Named Executive Officers as follows: Gary T. Fazio: 15,800 shares; David J. McIlquham: 15,800 shares; Douglas Fellmy: 15,800 shares; and Lawrence J. Rogers: 15,800 shares. On December 16, 1997 Mrssrs Fazio, Fellmy, and Rogers waived all of their right to such restricted stock. On December 18, 1997, as part of the Refinancing of the Company, Mr. McIlquham's restricted shares vested and he received the Merger Price of approximately $14.30 per share for each restricted share for a total of $225,900. As of November 29, 1998, none of these shares of restricted stock remained outstanding.
(i) Represents amounts paid on behalf of each of the Named Executive Officers for the following seven respective categories of other annual compensation: (i) transaction bonus associated with the Recapitalization,
    (ii) vesting of restricted stock associated with the Recapitalization,
    (iii) compensation associated with vested stock options paid out in connection with the Recapitalization, (iv) compensation recorded associated with the exercise of stock options, (v) relocation expenses incurred, (vi) car and financial planning allowances paid on behalf of the Named executives and (vii) special bonuses. Amounts for each of the Named Executive Officers for each of the seven respective preceeding categories is as follows: Mr. Jones: ($385,000, $162,326, $0, $334,361, $6,801,
    $67,139, $9,975); Mr. Fazio ($306,750, $0, $0, $28,232, $100,336, $0, $0);
    Mr. Fellmy ($297,000, $0, $0, $0, $39,785, $0, $0); Mr. McIlquham
    ($300,000, $150,486, $225,983, $0, $7,706, $0, $0); Mr. Rogers ($254,115,
    $0, $0, $28,232, $81,508, $0, $12,000).

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

POTENTIAL REALIZABLE VALUE

                                                                             AT ASSUMED ANNUAL RATES
                                                                           OF STOCK PRICE APPRECIATION
                                        INDIVIDUAL GRANTS                      FOR OPTION TERM (A)
                         ------------------------------------------------- ----------------------------
                          NUMBER OF     % OF TOTAL
                          SECURITIES   OPTIONS/SARS
                          UNDERLYING    GRANTED TO  EXERCISE OR
                         OPTIONS/SARS  EMPLOYEES IN BASE PRICE  EXPIRATION
NAME                     GRANTED (#)   FISCAL YEAR    ($/SH)       DATE       5% ($)        10% ($)
----                     ------------  ------------ ----------- ---------- ------------- --------------
Ronald L. Jones.........   891,630(b)     18.3%       $ 0.125    12/17/07  $     614,300 $   1,045,000
Chairman, Chief
 Executive                 600,000(c)     12.3%       $  0.50     3/17/08  $     188,400 $     478,200
Officer and President      480,000(d)      9.8%       $  4.18     3/17/08
                            99,070(e)      2.0%       $10.125    12/17/07  $   5,532,600 $   9,403,900
Gary T. Fazio...........    75,285(b)      1.5%       $ 0.125    12/17/07  $      51,900 $      88,200
VP General Mgr. of
 Bedding                   100,000(c)      2.0%       $  0.50     3/17/08  $      31,400 $      79,700
                            80,000(d)      1.6%       $  4.18     3/17/08
                             8,365(e)       .2%       $10.125    12/17/07  $     467,100 $     794,000
Douglas Fellmy..........    75,285(b)      1.5%       $ 0.125    12/17/07  $      51,900 $      88,200
VP General Mgr. of
 Bedding                   100,000(c)      2.0%       $  0.50     3/17/08  $      31,400 $      79,700
                            80,000(d)      1.6%       $  4.18     3/17/08
                             8,365(e)       .2%       $10.125    12/17/07  $     467,100 $     794,000
David McIlquham.........   100,000(c)      2.0%       $  0.50     3/17/08  $      31,400 $      79,700
VP of Sales and
 Marketing                  80,000(d)      1.6%       $  4.18     3/17/08
Lawrence J. Rogers......    75,285(b)      1.5%       $ 0.125    12/17/07  $      51,900 $      88,200
VP General Mgr. of         100,000(c)      2.0%       $  0.50     3/17/08  $      31,400 $      79,700
International Ops.          80,000(d)      1.6%       $  4.18     3/17/08
                             8,365(e)       .2%       $10.125    12/17/07  $     467,100 $     794,000

--------
(a) Potential Realizable Value is based on certain assumed rates of appreciation pursuant to rules prescribed by the Securities and Exchange Commission and are not intended to be a forecast of the Company's stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Securities and Exchange Commission, Potential Realizable Value is based upon the exercise price of the options.
(b) Represent options issued to senior management on December 18, 1997 to acquire Class A Common Stock of the Company. These options were immediately vested and are exercisable at $0.125 per share. The fair market value of the Class A Common Stock at the date of grant was $0.50 per share.
(c) Represent options issued on March 18, 1998 to acquire Class A Common Stock of the Company. These options vest 40% on the second anniversary date and 20% each year for the next three years. The fair market value of the Class A Common Stock and option exercise price on the date of grant were each $0.50 per share.
(d) Represents options issued on March 18, 1998 to acquire Class A Common Stock of the Company. These options vest 40% on the second anniversary date and 20% each year for the next three years. The fair market value of the Class A Common Stock and option exercise price on the date of grant were $0.50 and $4.18, respectively. The annual increase in the fair market value of the options over the options ten year life at both 5% and 10% would not exceed the exercise price.
(e) Represents options issued to senior management on December 18, 1997 to acquire Class L Common Stock of the Company. These options were immediately vested and are exercisable at $10.125 per share. The fair market value of the options at the grant date was $40.125 per share.

   AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION/SAR
                                    VALUES

                                              NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED
                           SHARES                UNEXERCISED OPTIONS/SARS     IN-THE-MONEY OPTIONS/SARS
                          ACQUIRED                     AT FY-END (#)                AT FY-END ($)
                         ON EXERCISE  VALUE      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
NAME                         (#)     REALIZED               (A)                        (B) (C)
----                     ----------- -------- ------------------------------- -------------------------
Ronald L. Jones.........
 Chairman, Chief
 Executive Officer and
 President                 891,630   334,361         99,070/1,080,000               $3,009,250/0
Gary T. Fazio...........
 VP General Mgr.
 Domestic Bedding           75,285    28,232            8,365/180,000               $  254,087/0
Douglas Fellmy..........
 VP General Mgr.
 Domestic Bedding               --        --            8,365/180,000               $  254,087/0
David McIlquham.........
 VP of Sales and
 Marketing                      --        --               --/180,000                       --/0
Lawrence J. Rogers......
 VP General Mgr. of
 International Ops.         75,285    28,232            8,365/180,000               $  254,087/0

--------
(a) Includes options exercisable within 60 days after November 29, 1998.
(b) Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price.
(c) Represents the total gain which would be realized if all in-the-money options beneficially held at November 29, 1998 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of November 29, 1998.

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

  Executive Employment Agreements. Ronald Jones has entered into an employment agreement with Parent providing for his employment as Chief Executive Officer and President. The agreement has an initial term of three years and a perpetual two-year term thereafter. The agreement currently provides for an annual base salary of US $530,000, subject to annual increase by Parent's Board of Directors, plus a performance bonus and grants Mr. Jones the right to require Parent to repurchase certain securities of Parent held by Mr. Jones. In addition, nine employees of the Company, including Gary T. Fazio, Douglas Fellmy, Lawrence J. Rogers, and David J. McIlquham, have entered into employment agreements that provide, among other things, for an initial employment term of two years and a perpetual one-year employment term thereafter, during which such employees will received base salary (respectively of at least US$204,500, US$198,000, Canadian$249,500, and US$200,000) and a performance bonus between zero and seventy percent of their base salary and substantially the same benefits as they received as of the date of such agreements. For the fiscal year ending November 29, 1998, the compensation committee of the Company's Board of Directors determined that the bonuses to be paid pursuant to those employment agreements were to be based 75% on the Company's achievement of an Adjusted EBITDA target and 25% on the Company's achievement of a Return on Net Tangible Assets target. Each such target represented an improvement over the Company's prior year performance. Several members of management were parties to agreements that provide, for a period of one year following consummation of the Transactions, that their annual base salary and benefits could not be reduced. Each of those one year agreements expired on December 18, 1998.

  Deferred Compensation Agreements. On December 18, 1997, Mr. Jones entered into a deferred compensation agreement with Parent pursuant to which Mr. Jones elected to defer $1,114,538 of compensation until either December 18, 2007 or, in certain instances, such earlier date as provided in such deferred compensation agreement. In addition, on December 18, 1997, six employees, including Gary T. Fazio, Douglas Fellmy, and Lawrence J. Rogers, entered into deferred compensation agreements with Parent pursuant to which such employees elected to defer an aggregate $522,518 of compensation, in each case, until either December 18, 2007 or, in certain instances, such earlier date as provided in such deferred compensation agreements.

  Management Incentive Plan. The Company provides performance-based compensation awards to executive officers and key employees for achievement each year as part of a bonus plan. Such compensation awards are a function of individual performance and corporate results. The qualitative and quantitative criteria will be determined from time to time by Parent's Board of Directors.

  Management Equity Participation in the Transactions. In connection with the Transactions, in order to provide financial incentives for certain of the Company's employees, the Management Investors acquired common stock of Parent and/or fully vested options to acquire common stock of Parent in exchange for either (i) cash or (ii) preferred stock and/or options held by such Management Investors prior to the Merger. Upon a Management Investor's termination of employment with the Company, the exercise period of such options held by such Management Investor will be reduced to a period ending no later than six months after such Management Investor's termination. If such termination occurs prior to a qualified initial public offering of Parent's common stock, then Parent shall have the right to repurchase the common stock of Parent held by such Management Investor and only if the Management Investor is terminated without "cause" (as defined in their employment agreements), such Management Investor shall have the right to require Parent to repurchase the common stock of Parent held by such Management Investor.

  Sealy Corporation 1998 Stock Option Plan. In order to provide additional financial incentives for certain of the Company's employees, subsequent to the consummation of the December 18, 1997 transaction the Management Investors and certain other employees of the Company were granted and are expected to periodically be granted options to purchase additional common stock of Parent pursuant to the Sealy Corporation 1998 Stock Option Plan. Such options vest and become exercisable upon (i) certain threshold dates or (ii) a change of control or sale of Parent. Upon an employee's termination of employment with the Company, all of such employee's unvested options will expire, the exercise period of all such employee's vested options will be reduced to a period ending no later than six months after such employee's termination, and if such termination occurs prior to a qualified initial public offering of the Parent's common stock, then Parent shall have the right to repurchase the common stock of Parent held by such employee.

  Remuneration of Directors. Mr. Johnston is being compensated on the same basis as he was for being a Company director prior to December 18, 1997. For his services as a director he received a retainer at the rate of $30,000 on an annual basis, reduced by $1,000 for each Board meeting not attended, plus $1,000 ($1,250 if he is Committee Chairman) for each Board of Directors committee meeting attended if such meeting is on a date other than a Board meeting date. The Company reimburses all director for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of February 15, 1999, the issued and outstanding capital stock of the Company consists of 20,585,750 shares of Class A common stock, par value $0.01 per share ("Class A common"), 7,791,327.6440 shares of Class B Common stock, par value $0.01 per share ("Class B Common"), 2,168,772.5555 shares of Class L common stock, par value $0.01 per share ("Class L Common"), and 863,815.0716 shares of Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors, and are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common is identical to the Class A Common and the Class M Common is identical to the Class L Common except that the Class B Common and the Class M Common are nonvoting. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

                                                 SHARES BENEFICIALLY
                                                        OWNED
                                               -----------------------
                             CLASS A COMMON        CLASS B COMMON          CLASS L COMMON          CLASS M COMMON
                          -------------------- ----------------------- ----------------------- -------------------------
                           NUMBER   PERCENTAGE    NUMBER    PERCENTAGE    NUMBER    PERCENTAGE    NUMBER      PERCENTAGE
                           SHARES    OF CLASS     SHARES     OF CLASS     SHARES     OF CLASS     SHARES       OF CLASS
                          --------- ---------- ------------ ---------- ------------ ---------- ------------   ----------
Principal Stockholders:
Bain Funds(1)(2)........  9,450,000    45.9%     612,284.54     7.9%      1,050,000    48.5%      68,031.62       7.9%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Harvard Private Capital
 Holdings, Inc..........  4,000,000    19.4              --      --    444,444.4444    20.5              --        --
 c/o Harvard Management
 Company, Inc.
 600 Atlantic Avenue
 Boston, MA 02210
Sealy Investors 1,
 LLC(2).................    973,989     4.7    5,086,617.06    65.3         108,221     5.0    565,179.6733      65.3
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Sealy Investors 2,
 LLC(2).................    973,989     4.7    2,056,314.03    26.4         108,221     5.0    228,479.3367      26.4
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Sealy Investors 3,
 LLC(2).................    973,989     4.7       36,112.01       *         108,221     5.0      4,012.4456 *
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Zell/Chilmark Fund, L.P.
 .......................  2,862,000    13.9              --      --         318,000    14.7              --        --
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

  The following table sets forth certain information regarding the beneficial ownership of each class of common stock held by each director of the Company, each Named Executive Officer, the Management Investors, and the Company's directors and executive officers as group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                       SHARES BENEFICIALLY OWNED
                          -----------------------------------------------------------------------------------
                             CLASS A COMMON      CLASS B COMMON        CLASS L COMMON        CLASS M COMMON
                          --------------------- ----------------- ------------------------- -----------------
                            NUMBER   PERCENTAGE NUMBER PERCENTAGE                PERCENTAGE NUMBER PERCENTAGE
                            SHARES    OF CLASS  SHARES  OF CLASS  NUMBER SHARES   OF CLASS  SHARES  OF CLASS
                          ---------- ---------- ------ ---------- -------------- ---------- ------ ----------
Directors & Executive
Officers:
Josh Bekenstein(1)(2)...   9,450,000    45.9%     --       --          1,050,000    48.5%     --       --
c/o Bain Capital, Inc.
Two Copley Place Boston,
MA 02116
Paul Edgerley(1)(2).....   9,450,000    45.9      --       --          1,050,000    48.5      --       --
c/o Bain Capital, Inc.
Two Copley Place Boston,
MA 02116
Michael Krupka(1)(2)....   9,450,000    45.9      --       --          1,050,000    48.5      --       --
c/o Bain Capital, Inc.
Two Copley Place Boston,
MA 02116
Andrew S. Janower (3)...   4,000,000    19.4      --       --       444,444.4444    20.5      --       --
c/o Charlesbank Capital
Partners LLC
600 Atlantic Avenue
Boston, MA 02210
Ronald Jones(4).........     939,996     4.6      --       --            104,444     4.6      --       --
c/o Sealy Corporation
1228
One Office Parkway,
Trinity, NC 27230
Gary T. Fazio(5)........      75,285       *      --       --              8,365       *      --       --
c/o Sealy Corporation
1228
One Office Parkway,
Trinity, NC 27230
Douglas Fellmy (5)......      75,285       *      --       --              8,365       *      --       --
c/o Sealy Corporation
1228
One Office Parkway,
Trinity, NC 27230
David McIlquham (5).....      41,994       *      --       --              4,666       *      --       --
c/o Sealy Corporation
1228
One Office Parkway,
Trinity, NC 27230
Lawrence J. Rogers (5)..      75,285       *      --       --              8,365       *      --       --
c/o Sealy Corporation
1228
One Office Parkway,
Trinity, NC 27230
Management investors       1,447,638     7.2      --       --            164,182     7.1      --       --
(6).....................
as a group (11 persons)
All directors and
executive officers as a
group (15 persons)......  14,944,630   71.7%      --       --     1,658,626.4444   71.7%      --       --

--------
*Less than one percent
(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain CapitalFund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Bekenstein, Edgerley and Krupka.
(2) Messrs. Bekenstein, Edgerley and Krupka are each Managing Directors of Bain Capital Investors V., Inc., the sole general partner of BCPV, and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B. Accordingly, Messrs. Bekenstein, Edgerley and Krupka may be deemed to beneficially own shares owned by Fund V and Fund V-B. In addition, Messrs. Bekenstein, Edgerley and Krupka are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3) Mr. Janower is a Vice President of Charlesbank Capital Partners LLC, an affiliate of Harvard Private Capital Holdings, Inc. ("Harvard"). Accordingly, Mr. Janower may be deemed to beneficially own shares owned by Harvard. Mr. Janower disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(4) Includes 99,070 shares of Class L Common issuable upon exercise of outstanding and currently exercisable options.
(5) Amounts shown reflect shares issuable upon exercise of outstanding and currently exercisable options.
(6) The Management Investors consists of Messrs. Jones, Fazio, Fellmy, McIlquham, and Rogers and Bruce Barman, Jeffrey Claypool, James Goughenour, Richard Sowerby, and Kenneth Walker. Includes 1,309,644 shares of Class A Common and 145,516 shares of Class L Common issuable upon exercise of currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  From March 17, 1998 through December 9, 1998 the Compensation Committee of the Company's Board of Directors consisted of Messrs. Johnston, Bekenstein and former director John Sallay. Mr. Sallay has not yet been replaced on the committee since his resignation as a director. From December 18, 1997 through March 17, 1998 two compensation matters were considered by a temporary compensation committee made up of all the Company's directors other than Mr. Jones.

  In Fiscal 1997, the Human Resources Committee (which functioned as the Compensation Committee) of the Board of Directors consisted of Mr. Johnston and former directors Mr. Rod Dammeyer (an officer of Zell/Chilmark) and Mr. Rolf H. Towe.

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

  Stockholders Agreement. In December 1997, the Company and certain of its stockholders, including the Bain Funds, Harvard, the LLCs and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement: (i) requires that each of the parties thereto vote all of its voting securities of the Company to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) grants the Company and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of the Company held by Zell, Harvard or the LLCs; (iii) grants Harvard a right of first offer on any proposed transfer of shares of capital stock of the Company held by the Bain Funds; (iv) grants tag-along rights (rights to participate on a pro rata basis in sales of stock by other shareholders) on certain transfers of shares of capital stock of the Company; (v) requires the Stockholders to consent to a sale of the Company to an independent third party if such sale is approved by holders constituting a majority of the then outstanding shares of voting common stock of the Company, and (vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of the Company until the tenth anniversary of the date of the consummation of the Transactions. Certain of the foregoing provision of the Stockholders Agreement will terminate upon the consummation of an initial Public

Offering or an Approved Sale (as each is defined in the Stockholders Agreement). Certain of the Stockholders, including Bain, received one-time transaction fees aggregating $8.9 million upon consummation of the Transactions.

  Management Services Agreement. In December 1997, the Company entered into a Management Services Agreement with Bain pursuant to which Bain has agreed to provide: (i) general management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain. In exchange for such services, Bain will receive: (i) an annual management fee of $2.0 million, plus reasonable out-of-pocket expenses (payable quarterly); and (ii) a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing. The Management Services Agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or Bain provides written notice of termination.

  Registration Rights Agreement. In December 1997, the Company and certain of its stockholders, including the Bain Funds, Harvard, the LLCs and Zell entered into a registration rights agreement (the "Registration Rights Agreement"). Under the Registration Rights Agreement, the holders of a majority of the Registrable Securities (as defined in the Registration Rights Agreement) owned by the Bain Funds have the right, subject to certain conditions, to require the Company to register any or all of their shares of common stock of the Company under the Securities Act at the Company's expense. In addition, all holders of Registrable Securities are entitled to request the inclusion of any share of common stock of the Company subject to the Registration Rights Agreement in any registration statement at the Company's expense whenever the Company proposes to register any of its common stock under the Securities Act. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of Sealy Corporation and its subsidiaries are included in Part II, Item 8:

  Sealy Corporation

  Report of Independent Accountants (PricewaterhouseCoopers LLP) and Report of Independent Auditors (KPMG LLP)

  Consolidated Balance Sheets at November 29, 1998 and November 30, 1997

  Consolidated Statements of Operations for the years ended November 29, 1998, November 30, 1997 and, December 1, 1996.

  Consolidated Statements of Stockholders' Equity for the years ended November 29, 1998, November 30, 1997 and, December 1, 1996.

  Consolidated Statements of Cash Flows for the years ended November 29, 1998, November 30, 1997 and, December 1, 1996.

  Notes to Consolidated Financial Statements

  (a)(2) The exhibits to this report are listed in section (c) of Item 14 below.

  (b) A Form 8-K was filed December 30, 1997 to report merger of the Company with Sandman Merger Corporation, the Company's tender for all of its 10 1/4% Senior Subordinated Notes due in 2003, a related solicitation of consents to modify certain terms of those notes, as well as to report actions by Sealy Mattress Company, a wholly owned subsidiary of the Company, entering into senior credit agreements providing for loans of up to $550 million, and issuing $253 million in notes due December 15, 2007.

  (c) Exhibits

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
 2.1     Agreement and Plan of Merger, dated as of October 30, 1997, by and among the Registrant, Sandman Merger Corporation and Zell/Chilmark
         Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed December 30, 1997 (File No. 1-8738)).
 2.2     First Amendment to the Agreement and Plan of Merger, dated as of
         December 18, 1997, by and among the Registrant, Sandman Merger
         Corporation and Zell/Chilmark Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed December
         30, 1997 (File No. 1-8738)).
 3.1     Restated Certificate of Incorporation of Sealy Corporation dated as of
         November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the
         fiscal year ended November 30, 1991 (File No. 1-8738)).
 3.2     By-Laws of Sealy Corporation adopted as of November 4, 1991.
         (Incorporated herein by reference to the appropriate exhibit to Sealy
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         November 30, 1991 (File No. 1-8738)).
 4.1     Warrant Agreement, dated as of November 6, 1991 between Sealy
         Corporation and Sealy, Inc., Warrant Agent, including the form of
         Series A and Series B Warrant. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).
 4.2     Form of Series A and Series B Warrant (included as Exhibit A to the
         Warrant Agreement filed as Exhibit 4.1). (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 30, 1991 (File
         No. 1-8738)).

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
 4.3     Warrant Agreement, dated as of August 1, 1989 between GGvA Holding
         Corp. (renamed Sealy Holdings, Inc. and merged with and into Sealy
         Corporation) and First Chicago Trust Company of New York, Warrant
         Agent, including the form of Merger Warrant (Incorporated herein by reference to Exhibit 4.1 to Annual Report on Form 10-K of The Ohio
         Mattress Holding Company and The Ohio Mattress Company for the year ended November 30, 1989, File No. 33-29246, filed March 2, 1990.)
 4.4     Form of Merger Warrant (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.3) (Incorporated herein by reference to Exhibit 4.2 to Annual Report on Form 10-K of Sealy Holdings, Inc. and Sealy
         Holdings, Inc. (merged with and into Sealy Corporation) for the year ended November 30, 1990, File No. 33-29246, filed February 28, 1991.)
 4.5     Indenture dated as of November 1, 1991, among Sealy Corporation, certain subsidiaries of Sealy Corporation listed on the signature pages thereto and Ameritrust Company National Association.
         (Incorporated herein by reference to the appropriate exhibit to Sealy
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         November 30, 1991 (File No. 1-8738.)
 4.6     Stock Subscription Agreement, dated as of March 30, 1989 by and among
         GGvA Holding Corp. (renamed Sealy Holdings, Inc. and merged with and into Sealy Corporation) and the purchasers listed therein.
         (Incorporated herein by reference to Exhibit 4.4 to Registration
         Statement of The Ohio Mattress Holding Company and The Ohio Mattress
         Company of Form S-4, File no. 33-29246, filed June 13, 1989.)
 4.7     Management Stock Subscription Agreement, dated as of March 30, 1989 by and among GGvA Holding Corp. (renamed Sealy Holdings, and merged with and into Sealy Corporation) and the management purchasers listed therein. (Incorporated herein by reference to Exhibit 4.5 to
         Registration Statement of The Ohio Mattress Holding Company on Form S-
         4, File No. 33-29246, filed June 13, 1989.)
 4.8     First Supplemental Indenture, dated as of February 12, 1993, by and among Sealy Corporation, certain subsidiaries of Sealy Corporation listed on the signature pages thereto as Ameritrust Company National
         Association (n.k.a. Society National Bank). (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1992, File No. 1-8738.)
 4.9     Indenture, dated as of May 7, 1993, by and between Sealy Corporation and Society National Bank relating to the Sealy Corporation's 9 1/2%
         Senior Subordinated Notes. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K Current Report of Sealy
         Corporation dated May 7, 1993).
 4.10    Form of 9 1/2% Senior Subordinated Note Due 2003. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K Current Report of Sealy Corporation dated May 7, 1993.)
 4.11    Restated Secured Credit Agreement, dated as of May 27, 1994, by and among Sealy Corporation, Certain Banks and Other Financial
         Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America
         (formerly Continental Bank N.A.) and General Electric Capital
         Corporation, as Managing Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy
         Corporation dated May 31, 1994, File No. 1-8738.)
 4.12    Amendment No. 1 to Warrant Agreement between Sealy Corporation and
         Society National Bank as Warrant Agent, dated April 1, 1995.
         (Incorporated herein by reference to the appropriate exhibit to the
         Form 10-Q, Quarterly Report of Sealy Corporation dated August 31, 1995
         (File No. 1-8738)).

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
   4.13  First Amendment and consent to Restated Secured Credit Agreement, dated May 27, 1994 by and among Sealy Corporation, Certain Banks and
         Other Financial Institutions and Banque Paribas, Citicorp USA, Inc.,
         Bank of America and General Electric Capital Corporation, as Managing
         Agents. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No.
         1-8738)).
   4.14  Second Amendment to Restated Secured Credit Agreement, dated May 27,
         1994 by and among Sealy Corporation, Certain Banks and Other Financial
         Institutions and Banque Paribas, Citicorp USA, Inc., Bank of America
         and General Electric Capital Corporation, as Managing Agents.
         (Incorporated herein by reference to the appropriate exhibit to the
         Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-
         8738)).
   4.15  Third Amendment to the Restated Secured Credit Agreement, dated as of
         May 27, 1994, by and among Sealy Corporation, Certain Banks and Other
         Financial Institutions and Banque Paribas, Citicorp USA, Inc., Bank of
         America and General Electric Capital Corporation, as Managing Agents.
         (Incorporated herein by reference to the appropriate exhibit to the
         Form 10-Q Quarterly Report of Sealy Corporation dated June 2, 1996
         (File No. 1-8738)).
   4.16  Supplemental Indenture dated as of February 21, 1997, by and between
         Sealy Corporation and Mellon Bank, F.S.B. (as successor trustee to Key
         Bank National Association, formerly known as Society National Bank).
         (Incorporated herein by reference to the appropriate exhibit to Sealy
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         December 1, 1996 (File No. 1-8738)).
   4.17  $275,000,000 Second Restated Credit Agreement dated as of February 25,
         1997 among Sealy Corporation, as Borrower, Various Financial
         Institutions, as Banks, Banque Paribas, as Documentation Agent,
         Nationsbank, N.A., as Syndication Agent, and Bank of America Illinois,
         as Administrative Agent. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).
   4.18  Indenture, dated as of December 18, 1997, by and among Sealy Mattress
         Company, the Guarantors named therein and The Bank of New York, as trustee, with respect to the Series A and Series B 9 7/8% Senior
         Subordinated Notes due 2007. (Incorporated herein by reference,
         Exhibit 4.1, to the Form 8-K filed December 30, 1997 (File No. 1-
         8738)).
   4.19  Indenture, dated as of December 18, 1997, by and among Sealy Mattress
         Company, the Guarantors named therein and The Bank of New York, as trustee, with respect to the Series A and Series B 10 7/8% Senior
         Subordinated Discount Notes due 2007. (Incorporated herein by reference, Exhibit 4.2, to the Form 8-K filed December 30, 1997 (File
         No. 1- 8738)).
   4.20  Second Supplemental Indenture, dated as of December 5, 1997, by and between the Registrant and The Bank of New York, as trustee.
         (Incorporated herein by reference, Exhibit 4.3, to the Form 8-K filed
         December 30, 1997 (File No. 1-8738)).
 *10.1   Sealy Profit Sharing Plan, Amended and Restated Date: December 1,
         1989. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-
         8738)).
 *10.2   Sealy Benefit Equalization Plan, dated December 1, 1994. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)).
 *10.3   Sealy Trust Agreement dated June 1, 1990. (Incorporated herein by reference to the appropriate Exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 30, 1991 (File
         No. 1-8738)).

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
 *10.4   The Ohio Mattress Holding Company 1989 Stock Option Plan.
         (Incorporated herein by reference to Exhibit 10.16 to Annual Report on
         Form 10-K of The Ohio Mattress Holding Company and The Ohio Mattress
         Company for the year ended November 30, 1989, File No. 33-29246, filed
         March 2, 1990).
 *10.5   Sealy Corporation Bonus Program. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended
         November 30, 1995 (File No. 1-8738)).
  10.6   Severance Agreement dated March 1, 1996 by and between Sealy
         Corporation and Lyman M. Beggs. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy
         Corporation dated March 3, 1996 (File No. 1-8738)).
 *10.7   Sealy Corporation 1992 Stock Option Plan. (Incorporated herein by reference to the appropriate Exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 30, 1992 (File
         No. 1-8738)).
 *10.8   Sealy Corporation Performance Share Plan. (Incorporated herein by reference to the appropriate Exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 30, 1992 (File
         No. 1-8738)).
 *10.9   Employment Agreement dated as of October 31, 1992, by and between
         Sealy Corporation and Lyman M. Beggs. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 30, 1992 (File
         No. 1-8738)) .
 *10.10  Letter Agreement, dated as of October 31, 1992 by and between Sealy
         Corporation and Lyman M. Beggs. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).
 *10.11  Stockholder Agreement, dated as of October 31, 1992 by and between
         Sealy Corporation and Lyman M. Beggs. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 30, 1992 (File
         No. 1-8738)).
 *10.12  Letter Agreement, dated June 5, 1991 by and between Sealy Corporation and Sam F. Smith, Jr. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).
  10.13  Sealy Corporation 1993 Non-Employee Director Stock Option Plan.
         (Incorporated herein by reference to the appropriate exhibit to the
         Form S-1 Registration Statement of Sealy Corporation (File No. 33-
         59134)). (As amended by Amendment No. 1 dated April 6, 1994.)
  10.14  Amendment No. 2 to Sealy Corporation 1993 Non-Employee Director Stock
         Option Plan, dated June 27, 1995. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).
  10.15  Amendment No. 3 to Sealy Corporation 1993 Non-Employee Director Stock
         Option Plan dated as of May 1, 1996. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on
         Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-
         8738)).
 *10.16  Employment Agreement dated March 4, 1996 by and between Sealy
         Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to the Form 10-Q Quarterly Report of Sealy
         Corporation dated March 3, 1996 (File No. 1-8738)).
 *10.17  Amendment No. 1 to Sealy Bonus Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on
         Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-
         8738)).
 *10.18  Sealy Corporation Bonus Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
 *10.19  Amendment No. 1 to Sealy Corporation 1992 Stock Option Plan.
         (Incorporated herein by reference to the appropriate exhibit to Sealy
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         December 1, 1996 (File No. 1-8738)).
 *10.20  Amendment No. 1 to Sealy Corporation Performance Share Plan.
         (Incorporated herein by reference to the appropriate exhibit to Sealy
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         December 1, 1996 (File No. 1-8738)).
 *10.21  Amendment No. 1 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 1, 1996 (File
         No. 1-8738)).
 *10.22  Amendment No. 2 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 1, 1996 (File
         No. 1-8738)).
 *10.23  1996 Transitional Restricted Stock Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 1, 1996 (File
         No. 1-8738)).
 *10.24  Sealy Corporation 1997 Stock Option Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 1, 1996 (File
         No. 1-8738)).
 *10.25  Stock Option Agreement dated March 4, 1996 by and between Sealy
         Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).
 *10.26  Stockholder Agreement dated March 4, 1996 by and among Sealy
         Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).
 *10.27  Restricted Stock Agreement dated March 4, 1996 by and between Sealy
         Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).
  10.28  Dealer Manager Agreement, dated as of November 18, 1997, among Sandman
         Merger Corporation, the Registrant and Goldman, Sachs & Co.
         (Incorporated herein by reference, Exhibit 10.1, to the Form 8-K filed
         December 30, 1997 (File No. 1-8738)).
  10.29  Purchase Agreement, dated as of December 11, 1997, by and among Sealy
         Mattress Company, the Guarantors named therein, Goldman, Sachs & Co.
         (Incorporated herein by reference, Exhibit 10.2, to the Form 8-K filed
         December 30, 1997 (File No. 1-8738)).
  10.30  Registration Rights Agreement, dated as of December 18, 1997, by and among Sealy Mattress Company, the Guarantors named therein, Goldman,
         Sachs & Co., J.P. Morgan Securities Inc. and BT Alex. Brown
         Incorporated. (Incorporated herein by reference, Exhibit 10.3, to the
         Form 8-K filed December 30, 1997 (File No. 1-8738)).
  10.31  Credit Agreement, dated as of December 18, 1997, among Sealy Mattress
         Company, the Guarantors named therein, Goldman Sachs Credit Partners
         L.P., as arranger and syndication agent, Morgan Guaranty Trust Company of New York, as administrative agent, Bankers Trust Company, as
         Documentation agent, and the other institutions named therein.
         (Incorporated herein by reference, Exhibit 10.4, to the Form 8-K filed
         December 30, 1997 (File No. 1-8738)).

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
  10.32  AXEL Credit Agreement, dated as of December 18, 1997, among Sealy
         Mattress Company, the Guarantors named therein, Goldman Sachs Credit
         Partners L.P., as arranger and syndication agent, Morgan Guaranty
         Trust Company of New York, as administrative agent, Bankers Trust
         Company, as documentation agent, and the other institutions named therein. (Incorporated herein by reference, Exhibit 10.5, to the Form
         8-K filed December 30, 1997 (File No. 1-8738)).
 *10.33  Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference, Exhibit 10.6, to the Form 8-K filed December 30,
         1997 (File No. 1-8738)).
 *10.34  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Bruce G. Barman. (Incorporated herein by reference, Exhibit 10.7, to the Form 8-K filed December 30, 1997 (File
         No. 1-8738)).
 *10.35  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Jeffrey C. Claypool. (Incorporated herein by reference, Exhibit 10.8, to the Form 8-K filed December 30, 1997 (File
         No. 1-8738)).
 *10.36  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Gary T. Fazio. (Incorporated herein by reference, Exhibit 10.9, to the Form 8-K filed December 30, 1997 (File
         No. 1-8738)).
 *10.37  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Douglas E. Fellmy. (Incorporated herein by reference, Exhibit 10.10, to the Form 8-K filed December 30, 1997
         (File No. 1-8738)).
 *10.38  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and David J. McIlquham. (Incorporated herein by reference, Exhibit 10.11, to the Form 8-K filed December 30, 1997
         (File No. 1-8738)).
 *10.39  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Lawrence J. Rogers. (Incorporated herein by reference, Exhibit 10.12, to the Form 8-K filed December 30, 1997
         (File No. 1-8738)).
 *10.40  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and John G. Bartik. (Incorporated herein by reference, Exhibit 10.13, to the Form 8-K filed December 30, 1997
         (File No. 1-8738)).
 *10.41  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and James F. Goughenour. (Incorporated
         herein by reference, Exhibit 10.14, to the Form 8-K filed December 30,
         1997 (File No. 1- 8738)).
 *10.42  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and Richard F. Sowerby. (Incorporated herein by reference, Exhibit 10.15, to the Form 8-K filed December 30, 1997
         (File No. 1- 8738)).
 *10.43  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and Ronald H. Stolle. (Incorporated herein by reference, Exhibit 10.16, to the Form 8-K filed December 30, 1997
         (File No. 1-8738)).
 *10.44  Change of Control Agreement, dated as of September 3, 1997 by and between Sealy Corporation and Kenneth L. Walker. (Incorporated herein by reference, Exhibit 10.17, to the Form 8-K filed December 30, 1997
         (File No. 1-8738)).

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
 *10.45  Amendment to Amended and Restated Employment Agreement and Termination
         of Stockholders Agreement, dated as of December 17, 1997, between
         Ronald L. Jones and the Registrant. (Incorporated herein by reference,
         Exhibit 10.18, to the Form 8-K filed December 30, 1997 (File No. 1-
         8738)).
 *10.46  Amendment to Employment Agreements, dated as of December 17, 1997, between the employees named therein and the Registrant. (Incorporated herein by reference, Exhibit 10.19, to the Form 8-K filed December 30,
         1997 (File No. 1- 8738)).
 *10.47  Form of Amendment to Change of Control Agreements, dated as of
         December 17, 1997. (Incorporated herein by reference, Exhibit 10.20, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).
  10.48  Change in Registrants Certified Accountant, dated March 23, 1998 (File
         No. 1-8738).
  10.49  Stockholders Agreement dated as of December 18, 1997 by and among
         Sealy Corporation and the Stockholders named therein. (Incorporated herein by reference to Exhibit 10.27 to Sealy Mattress Company's -
         Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).
  10.50  Registration Rights Agreement dated as of December 18, 1997 by and among Sealy Corporation and the Stockholders named therein.
         (Incorporated herein by reference to Exhibit 10. To Sealy Mattress
         Company's Form S-4 Registration Statement filed May 5, 1998 (File No.
         1-8738)).
  10.51  Management Services Agreement dated as of December 18, 1997 by and between Sealy Corporation, Sealy Mattress and Bain Capital, Inc.
         (Incorporated herein by reference to Exhibit 10.50 to Sealy Mattress
         Company's Form S-4 Registration Statement filed May 5, 1998 (File No.
         1-8738)).
  10.52  First Amendment to Credit Agreement (Incorporated herein by reference,
         Exhibit 10.1, to the Form 8-K filed October 14, 1998 (File No. 1-
         8738)).
 *10.53  Employment Agreement, dated as of October 15, 1998 by and between
         Sealy Corporation and E. Lee Wyatt.
 *10.54  Employment Agreement, dated as of October 15, 1998 by and between
         Sealy Corporation and James Goughenour.
 *10.55  Employment Agreement, dated as of October 15, 1998 by and between
         Sealy Corporation and Richard Sowerby.
 *10.56  Employment Agreement, dated as of December 18, 1998 by and between
         Sealy Corporation and Kenneth L. Walker.
  27.1   Financial Data Schedule.
  99.1   Certificate of Ownership and Merger merging Sealy Holdings, Inc. with and into Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's
         Annual Report on Form 10-K for the fiscal year ended November 30, 1991
         (File No. 1-8738)).
  99.2   Sealy Corporation Executive Severance Benefit Plan dated January 25,
         1993. (Incorporated herein by reference to the appropriate exhibit to
         Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, SEALY CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Sealy Corporation

                                          By: Ronald L. Jones
                                                 RONALD L. JONES CHAIRMAN,
                                               PRESIDENT AND CHIEF EXECUTIVE
                                               OFFICER (PRINCIPAL EXECUTIVE
                                                         OFFICER)

Date: March 1, 1999

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                        TITLE
                                                                     DATE

     /s/ E. Lee Wyatt        Corporate Vice President--         March 1, 1999
---------------------------   Administration (Principal
        E. LEE WYATT          Accounting Officer)

/s/ Josh Bekenstein          Director                           March 1, 1999
---------------------------
       JOSH BEKENSTEIN

/s/ Paul Edgerley            Director                           March 1, 1999
---------------------------
        PAUL EDGERLEY

/s/ Andrew S. Janower        Director                           March 1, 1999
---------------------------
      ANDREW S. JANOWER

   /s/ James W. Johnston     Director                           March 1, 1999
---------------------------
      JAMES W. JOHNSTON

    /s/ Ronald L. Jones      Director                           March 1, 1999
---------------------------
       RONALD L. JONES

/s/ Michael Krupka           Director                           March 1, 1999
---------------------------
       MICHAEL KRUPKA

/s/ Jonas Steinman           Director                           March 1, 1999
---------------------------
       JONAS STEINMAN