Form 10-Q
period 1999-02-28
SEALY CORP
filed 1999-04-14
CIK 748015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: February 28, 1999

                                       OR
  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                ------------  ------------

                         Commission file number 1-8738

                               ----------------

                               SEALY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               36-3284147
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

  520 Pike Street, Seattle, Washington                   98101
    (Address of principal executive                    (Zip Code)
               offices)*

       Registrant's telephone number, including area code (206) 625-1233

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of April 1, 1999 was 31,484,950.2711.

--------
* All Corporate and administrative services are provided by Sealy, Inc., One Office Parkway, Trinity, North Carolina, 27230.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1--Financial Statements

                               SEALY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Quarter Ended Quarter Ended
                                                    February 28,    March 1,
                                                        1999          1998
                                                    ------------- -------------
Net sales..........................................   $222,326      $209,259
                                                      --------      --------
Costs and expenses:
  Cost of goods sold...............................    122,575       121,484
  Selling, general and administrative..............     79,186        69,303
  Compensation associated with Recapitalization....        --         18,294
  Amortization of intangibles......................      2,962         3,162
  Interest expense, net............................     16,521        15,528
                                                      --------      --------
                                                       221,244       227,771
                                                      --------      --------
Income (loss) before income tax and extraordinary
 item..............................................      1,082       (18,512)
Income tax expense (benefit).......................        669          (747)
                                                      --------      --------
    Income (loss) before extraordinary item........        413       (17,765)
Extraordinary item--loss from early extinguishment
 of debt (net of income tax benefit of $0 and
 $9,636, respectively).............................        --         14,455
                                                      --------      --------
    Net income (loss)..............................   $    413      $(32,220)
                                                      ========      ========
Earnings/(loss) per common share--basic:
  Income (loss) before extraordinary item..........   $   0.01      $  (0.59)
  Extraordinary item...............................        --          (0.47)
                                                      --------      --------
  Net income (loss)................................   $   0.01      $  (1.06)
                                                      ========      ========
Earnings/(loss) per common share--diluted:
  Income (loss) before extraordinary item..........   $   0.01      $  (0.59)
  Extraordinary item...............................        --          (0.47)
                                                      --------      --------
  Net income (loss)................................   $   0.01      $  (1.06)
                                                      ========      ========
Weighted average number of common shares
 outstanding:
    Basic..........................................     31,438        30,345
    Diluted........................................     31,683        30,345

     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       February 28, November 29,
                                                           1999         1998
                                                       (unaudited)       *
                                                       ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................   $  9,711     $ 11,234
  Accounts receivable, net............................    112,849      106,761
  Inventories.........................................     47,326       43,727
  Prepaid expenses and deferred taxes.................     24,175       26,445
                                                         --------     --------
                                                          194,061      188,167
Property, plant and equipment, at cost................    194,048      189,311
Less: accumulated depreciation........................    (57,795)     (53,502)
                                                         --------     --------
                                                          136,253      135,809
Other assets:
  Goodwill and other intangibles, net.................    387,693      390,192
  Debt issuance costs, net, and other assets..........     35,472       36,912
                                                         --------     --------
                                                          423,165      427,104
                                                         --------     --------
                                                         $753,479     $751,080
                                                         ========     ========

--------
* Condensed from audited financial statements.


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       February 28, November 29,
                                                           1999         1998
                                                       (unaudited)       *
                                                       ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term obligations............  $  10,939    $   8,576
  Accounts payable....................................     51,042       46,094
  Accrued interest....................................     10,171       13,432
  Accrued incentives and advertising..................     35,483       32,451
  Accrued compensation................................      7,515       15,883
  Other accrued expenses..............................     26,733       26,390
                                                        ---------    ---------
                                                          141,883      142,826
Long-term obligations.................................    686,118      682,271
Other noncurrent liabilities..........................     34,801       36,069
Deferred income taxes.................................     28,325       28,740
Stockholders' equity (deficit):
  Common stock........................................        315          314
  Additional paid-in capital..........................    134,538      134,530
  Retained deficit....................................   (261,420)    (261,833)
  Foreign currency translation adjustment.............    (10,996)     (11,837)
  Common stock held in treasury, at cost..............        (85)         --
                                                        ---------    ---------
                                                         (137,648)    (138,826)
                                                        ---------    ---------
                                                        $ 753,479    $ 751,080
                                                        =========    =========

--------
*  Condensed from audited financial statements.


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                    Quarter Ended Quarter Ended
                                                    February 28,    March 1,
                                                        1999          1998
                                                    ------------- -------------
Net cash used in operating activities..............   $ (1,313)     $  (7,985)
Investing activities:
  Purchase of property and equipment, net..........     (3,240)        (5,300)
                                                      --------      ---------
    Net cash used in investing activities..........     (3,240)        (5,300)
                                                      --------      ---------
Financing activities:
  Treasury stock repurchase, including direct
   expenses........................................        (85)      (413,078)
  Proceeds from long-term obligations, net.........      3,107        351,648
  Equity issuance..................................          8        121,317
  Costs associated with tender offer of prior
   debt............................................        --         (15,361)
  Debt issuance costs..............................        --         (31,128)
                                                      --------      ---------
    Net cash provided by financing activities......      3,030         13,398
                                                      --------      ---------
Change in cash and cash equivalents................     (1,523)           113
Cash and cash equivalents:
  Beginning of period..............................     11,234          6,057
                                                      --------      ---------
  End of period....................................   $  9,711      $   6,170
                                                      ========      =========
Selected noncash items:
  Issuance of Junior Subordinated Notes............   $    --       $  25,000
  Depreciation expense.............................      3,355          2,711
  Non-cash interest expense associated with:
    Junior Subordinated Notes......................        856            622
    Debt issuance costs............................      1,044            848
    Discount on Senior Subordinated Notes..........      2,265          1,706





     See accompanying notes to condensed consolidated financial statements

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three months ended February 28, 1999


Note A--Basis of Presentation

   This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 29, 1998.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at February 28, 1999, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

   Certain reclassifications of previously reported financial information were made to conform to the 1999 presentation.

Note B--Inventories

   The major components of inventories were as follows:

                                                       February 28, November 29,
                                                           1999         1998
                                                       ------------ ------------
                                                            (In thousands)
      Raw materials...................................   $27,610      $25,511
      Work in process.................................    15,305       14,140
      Finished goods..................................     4,411        4,076
                                                         -------      -------
                                                         $47,326      $43,727
                                                         =======      =======

Note C--Recapitalization

   On October 30, 1997, Sealy Corporation entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chillmark, Fund, L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of the Company. Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into the Company with the Company being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (85.3% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash equal to $419.3 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into voting preferred stock and then reconverted into $25.0 million in aggregate principal amount of a junior subordinated note of the Company ("Junior Note") and a retained voting common stock interest in the Company of approximately 14.7%. (See also Note H -- Subsequent Event).

   Concurrent with the Recapitalization, the Company refinanced its then existing indebtedness by Sealy Mattress Company, a wholly owned subsidiary of the Company, issuing $125 million principal amount of 9 7/8% Senior Subordinated Notes, due 2007 and $128 million principal amount (net proceeds of $75.4 million) of 10 7/8% Senior Subordinated Discount Notes due 2007 and by entering into and borrowing $460 million under the Senior Credit Agreements. Net proceeds from these borrowings were $660.4 million.

                               SEALY CORPORATION

                      Three months ended February 28, 1999


   The Recapitalization transaction resulted in an aggregate direct net charge to APIC and retained deficit totaling $438.1 million primarily comprised of the costs associated with the purchase of the then outstanding Class A and Class B Common Stock, the repurchase of Merger Warrants and the repurchase of Series A and Series B Restructure Warrants. The Recapitalization transaction also resulted in a pretax charge of $18.9 million ($18.3 million recognized in the first quarter of 1998), of which $16.4 million was non-cash and resulted in a credit directly to APIC, comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees. The Company recorded a $14.5 million extraordinary charge, net of income tax benefit of $9.6 million, representing the write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes in connection with the Recapitalization.

Note D--Net Income Per Common Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

                                                         February 28, March 1,
                                                             1999       1998
                                                         ------------ --------
Numerator:
  Income (loss) before extraordinary item...............    $  413    $(17,765)
  Extraordinary item, net of tax........................       --       14,455
                                                            ------    --------
  Net income (loss).....................................    $  413    $(32,220)
                                                            ======    ========
Denominator:
  Denominator for basic earnings per share--weighted
   average shares.......................................    31,438      30,345
  Effect of dilutive securities:
  Stock options.........................................       245         --
                                                            ------    --------
  Denominator for diluted earnings per share--adjusted
   weighted-average shares and assumed conversions......    31,683      30,345
                                                            ======    ========

   Due to a loss from operations for the quarter ended March 1, 1998, the dilutive securities would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share.

Note E--Comprehensive Income

   In June 1997, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income", effective for the fiscal years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from nonowner sources. Currently, other comprehensive income consists only of foreign currency translation adjustments. The adoption of FAS 130 will have no impact on the Company's net income or stockholders' equity.

   The Company adopted FAS 130 on November 30, 1998. Total comprehensive income
(loss) for the quarters ended February 28, 1999 and March 1, 1998 was $1.3 million and $(32.5) million, respectively.

                               SEALY CORPORATION

                      Three months ended February 28, 1999


   Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                               Accumulated
                            Current           Additional                          Other
                         Comprehensive Common  Paid-in    Retained   Treasury Comprehensive
                            Income     Stock   Capital    Earnings    Stock      Income       Total
                         ------------- ------ ---------- ----------  -------- ------------- ----------
Balance at November 29,
 1998..................                $ 314  $ 134,530  $ (261,833)            $ (11,837)  $ (138,826)
Exercise of Options....                    1          8                                              9
Purchase of Treasury
 Stock.................                                               $ (85)                       (85)
Comprehensive Income:
 Net income for the
  three months ended
  February 28, 1999....     $   413                             413                                413
 Foreign currency
  translation
  adjustment...........         841                                                   841          841
                            -------    -----  ---------  ----------   -----     ---------   ----------
Balance at February 28,
 1999..................     $ 1,254    $ 315  $ 134,538  $ (261,420)  $ (85)    $ (10,996)  $ (137,648)
                            =======    =====  =========  ==========   =====     =========   ==========

Note F--Contingencies

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

                               SEALY CORPORATION

                      Three months ended February 28, 1999

applies. In November, 1998, the Company settled these cases when the insurers paid the Company approximately $3.8 million which was recorded as an increase to other noncurrent liabilities.

   The Company also has begun to remediate soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. The Company submitted a soil and groundwater remediation plan to the Connecticut Department of Environmental Protection in December 1998. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court of Connecticut to require these entities to complete the remediation and reimburse the Company for its cleanup costs. Trial of this matter has been bifurcated with the issue of damages only now scheduled for trial in May, 1999. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

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

Note G--Guarantor/Non-Guarantor Financial Information

   The Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Subordinated and Senior Subordinated Discount Notes of Sealy Mattress Company (the "Issuer"). Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

   The following supplemental consolidating condensed financial statements present:

    1. Consolidating condensed balance sheets as of February 28, 1999 and November 29, 1998 and consolidating condensed statements of operations and cash flows for the three months ended February 28, 1999 and March 1, 1998.

                               SEALY CORPORATION

                      Three months ended February 28, 1999


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

                               SEALY CORPORATION

                      Three months ended February 28, 1999


                               SEALY CORPORATION
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               FEBRUARY 28, 1999
                                 (in thousands)

                                                                Combined
                                        Sealy      Combined       Non-
                            Sealy     Mattress    Guarantor    Guarantor
                         Corporation   Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         -----------  ---------  ------------ ------------ ------------ ------------
Assets
Current assets:
 Cash and cash
  equivalents........... $      --    $      11    $  6,202     $  3,498    $     --     $   9,711
 Accounts receivable,
  net...................        --        3,289      99,073       10,487          --       112,849
 Inventories............        --        1,188      41,412        4,726          --        47,326
 Prepaids and deferred
  taxes.................        733         323      20,829        2,290          --        24,175
                         ----------   ---------    --------     --------    ---------    ---------
                                733       4,811     167,516       21,001          --       194,061
Property, plant and
 equipment, at cost.....        --        4,980     177,308       11,760          --       194,048
Less: accumulated
 depreciation...........        --       (1,801)    (53,301)      (2,693)         --       (57,795)
                         ----------   ---------    --------     --------    ---------    ---------
                                --        3,179     124,007        9,067          --       136,253
Other assets:
 Goodwill and other
  intangibles, net......        --       13,951     347,663       26,079          --       387,693
 Net investment in and
  advances to (from)
  subsidiaries and
  affiliates............   (106,733)    500,741    (352,199)     (26,195)     (15,614)         --
 Debt issuance costs,
  net and other
  assets................        --       27,846       7,600           26          --        35,472
                         ----------   ---------    --------     --------    ---------    ---------
                           (106,733)    542,538       3,064          (90)     (15,614)     423,165
                         ----------   ---------    --------     --------    ---------    ---------
   Total assets......... $ (106,000)  $ 550,528    $294,587     $ 29,978    $ (15,614)   $ 753,479
                         ==========   =========    ========     ========    =========    =========
Liabilities and
 Stockholders' Equity
 (Deficit)
Current liabilities:
 Current portion--long-
  term obligation....... $      --    $  10,667    $    272     $    --     $     --     $  10,939
 Accounts payable.......        --          164      44,885        5,993          --        51,042
 Accrued interest.......        --          506       9,486          179          --        10,171
 Accrued incentives and
  advertising...........        --        1,586      32,108        1,789          --        35,483
 Accrued compensation...        --          227       6,635          653          --         7,515
 Other accrued
  expenses..............      2,011         421      23,549          752          --        26,733
                         ----------   ---------    --------     --------    ---------    ---------
                              2,011      13,571     116,935        9,366          --       141,883
Long-term debt..........     28,878     643,895      13,345          --           --       686,118
Other noncurrent
 liabilities............      3,585         --       31,196           20          --        34,801
Deferred income taxes...     (2,826)        525      27,725        2,901          --        28,325
Stockholders' equity
 (deficit)..............   (137,648)   (107,463)    105,386       17,691      (15,614)    (137,648)
                         ----------   ---------    --------     --------    ---------    ---------
   Total liabilities and
    stockholders' equity
    (deficit)........... $ (106,000)  $ 550,528    $294,587     $ 29,978    $ (15,614)   $ 753,479
                         ==========   =========    ========     ========    =========    =========

                               SEALY CORPORATION

                      Three months ended February 28, 1999


                               SEALY CORPORATION
               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               NOVEMBER 29, 1998
                                 (in thousands)

                                                                Combined
                                        Sealy      Combined       Non-
                            Sealy     Mattress    Guarantor    Guarantor
                         Corporation   Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         -----------  ---------  ------------ ------------ ------------ ------------
Assets
Current assets:
 Cash and cash
  equivalents........... $      --    $      22   $   9,162     $  2,050     $   --      $  11,234
 Accounts receivable,
  net...................        --        3,404      92,644       10,713         --        106,761
 Inventories............        --        1,216      38,123        4,388         --         43,727
 Prepaid expenses and
  deferred taxes........        714         341      22,190        3,200         --         26,445
                         ----------   ---------   ---------     --------     -------     ---------
                                714       4,983     162,119       20,351         --        188,167
Property, plant and
 equipment, at cost.....        --        4,796     172,375       12,140         --        189,311
Less: accumulated
 depreciation...........        --       (1,730)    (49,189)      (2,583)        --        (53,502)
                         ----------   ---------   ---------     --------     -------     ---------
                                --        3,066     123,186        9,557         --        135,809
Other assets:
 Goodwill and other
  intangibles, net......        --       14,050     350,291       25,851         --        390,192
 Net investment in and
  advances to (from)
  subsidiaries and
  affiliates............   (108,153)    493,268    (364,090)     (26,614)      5,589           --
 Debt issuance costs,
  net and other
  assets................        --       28,929       7,959           24         --         36,912
                         ----------   ---------   ---------     --------     -------     ---------
                           (108,153)    536,247      (5,840)        (739)      5,589       427,104
                         ----------   ---------   ---------     --------     -------     ---------
   Total assets......... $ (107,439)  $ 544,296   $ 279,465     $ 29,169     $ 5,589     $ 751,080
                         ==========   =========   =========     ========     =======     =========
Liabilities and
 Stockholders' Equity
 (Deficit)
Current liabilities:
 Current portion--long-
  term obligations...... $      --    $   8,375   $     201     $    --      $   --      $   8,576
 Accounts payable.......        --           93      41,067        4,934         --         46,094
 Accrued interest.......        --          --       13,432          --          --         13,432
 Accrued incentives and
  advertising...........        --        1,626      28,685        2,140         --         32,451
 Accrued compensation...        --          357      14,576          950         --         15,883
 Other accrued
  expenses..............      1,985         391      23,166          848         --         26,390
                         ----------   ---------   ---------     --------     -------     ---------
                              1,985      10,842     121,127        8,872         --        142,826
Long-term obligations...     28,023     641,796      12,452          --          --        682,271
Other noncurrent
 liabilities............      3,585         --       32,484          --          --         36,069
Deferred income taxes...     (2,206)        755      26,467        3,724         --         28,740
Stockholders' equity
 (deficit)..............   (138,826)   (109,097)     86,935       16,573       5,589      (138,826)
                         ----------   ---------   ---------     --------     -------     ---------
   Total liabilities and
    stockholders' equity
    (deficit)........... $ (107,439)  $ 544,296   $ 279,465     $ 29,169     $ 5,589     $ 751,080
                         ==========   =========   =========     ========     =======     =========

                               SEALY CORPORATION

                      Three months ended February 28, 1999

                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED FEBRUARY 28, 1999
                                 (in thousands)

                                       Sealy      Combined       Combined
                             Sealy    Mattress   Guarantor    Non-Guarantor
                          Corporation Company   Subsidiaries   Subsidiaries   Eliminations Consolidated
                          ----------- --------  ------------ ---------------- ------------ ------------
Net sales...............     $ --     $ 8,735     $201,460       $15,540        $(3,409)     $222,326
Costs and expenses:
 Cost of goods sold.....       --       5,604      110,387        10,006         (3,422)      122,575
 Selling, general and
  administrative........        53      2,822       71,915         4,383             13        79,186
 Amortization of
  intangibles...........       --          99        2,638           225            --          2,962
 Interest expense, net..       949     15,453          247          (128)           --         16,521
 Loss (income) from
  equity investees......      (795)      (952)         --            --           1,747           --
 Loss (income) from
  nonguarantor equity
  investees.............       --          15         (310)          --             295           --
 Intercompany interest
  allocation............       --     (14,871)      14,591           280            --            --
                             -----    -------     --------       -------        -------      --------
Income (loss) before
 income taxes...........      (207)       565        1,992           774         (2,042)        1,082
Income expense
 (benefit)..............      (620)      (230)       1,040           479             --           669
                             -----    -------     --------       -------        -------      --------
Net income (loss).......     $ 413    $   795     $    952       $   295        $(2,042)     $    413
                             =====    =======     ========       =======        =======      ========

                               SEALY CORPORATION

                      Three months ended February 28, 1999


                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 1, 1998
                                 (in thousands)

                                       Sealy      Combined       Combined
                             Sealy    Mattress   Guarantor    Non-Guarantor
                          Corporation Company   Subsidiaries   Subsidiaries   Eliminations Consolidated
                          ----------- --------  ------------ ---------------- ------------ ------------
Net sales...............   $    --    $ 9,781     $185,535       $18,022        $(4,079)     $209,259
Costs and expenses:
 Cost of goods sold.....        --      6,258      108,012        11,300         (4,086)      121,484
 Selling, general and
  administrative........        572     2,880       59,891         5,960            --         69,303
 Compensation associated
  with
  Recapitalization......     16,854       --         1,440           --             --         18,294
 Amortization of
  intangibles...........        --         99        2,914           149            --          3,162
 Interest expense, net..      2,197    13,395          (41)          (23)           --         15,528
 Loss (income) from
  equity investees......     (1,059)   (1,552)         --            --           2,611           --
 Loss (income) from
  nonguarantor equity
  investees.............        --        243         (181)          --             (62)          --
 Intercompany interest
  allocation............        --    (12,591)      11,890           701            --            --
                           --------   -------     --------       -------        -------      --------
Income (loss) before
 income taxes and
 extraordinary item.....    (18,564)    1,049        1,610           (65)        (2,542)      (18,512)
Income tax expense
 (benefit)..............       (799)      (10)          58            (3)             7          (747)
                           --------   -------     --------       -------        -------      --------
Income (loss) before
 extraordinary item.....    (17,765)    1,059        1,552           (62)        (2,549)      (17,765)
Extraordinary item......     14,455       --           --            --             --         14,455
                           --------   -------     --------       -------        -------      --------
Net income (loss).......   $(32,220)  $ 1,059     $  1,552       $   (62)       $(2,549)     $(32,220)
                           ========   =======     ========       =======        =======      ========

                               SEALY CORPORATION

                      Three months ended February 28, 1999


                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED FEBRUARY 28, 1999
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............     $  30    $   500     $(3,078)     $ 1,235       $ --        $(1,313)
                             -----    -------     -------      -------       -----       -------
Cash flows from
 investing activities:
  Purchase of property
   and equipment, net...       --        (210)     (3,613)         583         --         (3,240)
  Net activity in
   investment in and
   advances to (from)
   subsidiaries and
   affiliates...........        47     (2,444)      2,767         (370)        --            --
                             -----    -------     -------      -------       -----       -------
Net proceeds provided by
 (used in) investing
 activities.............        47     (2,654)       (846)         213         --         (3,240)
Cash flows from
 financing activities:
  Treasury stock
   repurchase costs, net
   of direct expenses...       (85)       --          --           --          --            (85)
  Proceeds from long-
   term obligations,
   net..................       --       2,143         964          --          --          3,107
  Equity issuance.......         8        --          --           --          --              8
                             -----    -------     -------      -------       -----       -------
   Net cash provided by
    (used in) financing
    activities..........       (77)     2,143         964          --          --          3,030
                             -----    -------     -------      -------       -----       -------
Change in cash and cash
 equivalents............       --         (11)     (2,960)       1,448         --         (1,523)
Cash and cash
equivalents:
Beginning of period.....       --          22       9,162        2,050         --         11,234
                             -----    -------     -------      -------       -----       -------
End of period...........     $ --     $    11     $ 6,202      $ 3,498         --        $ 9,711
                             =====    =======     =======      =======       =====       =======

                               SEALY CORPORATION

                      Three months ended February 28, 1999


                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 1, 1998
                                 (in thousands)

                                                                Combined
                                        Sealy      Combined       Non-
                             Sealy    Mattress    Guarantor    Guarantor
                          Corporation  Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- ---------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............   $  (2,384) $     929    $(7,707)      $1,177       $ --       $  (7,985)
                           ---------  ---------    -------       ------       -----      ---------
Cash flows from
 investing activities:
  Purchase of property
   and equipment, net...         --        (174)    (5,031)         (95)        --          (5,300)
  Net activity in
   investment in and
   advances to (from)
   subsidiaries and
   affiliates...........     637,305   (649,074)    10,707        1,062         --             --
                           ---------  ---------    -------       ------       -----      ---------
Net proceeds provided by
 (used in) investing
 activities.............     637,305   (649,248)     5,676          967         --          (5,300)
Cash flows from
 financing activities:
  Treasury stock
   repurchase costs, net
   of direct expenses...    (413,078)       --         --           --          --        (413,078)
  Proceeds from
   (repayment of) long-
   term obligations,
   net..................    (327,799)   679,447        --           --          --         351,648
  Equity issuances......     121,317        --         --           --          --         121,317
  Debt issuance costs...         --     (31,128)       --           --          --         (31,128)
  Costs associated with
   tender offer of prior
   debt.................     (15,361)       --         --           --          --         (15,361)
                           ---------  ---------    -------       ------       -----      ---------
   Net cash provided by
    (used in) financing
    activities..........    (634,921)   648,319        --           --          --          13,398
                           ---------  ---------    -------       ------       -----      ---------
Change in cash and cash
 equivalents............         --         --      (2,031)       2,144         --             113
Cash and cash
 equivalents:
Beginning of period.....         --          20      2,062        3,975         --           6,057
                           ---------  ---------    -------       ------       -----      ---------
End of period...........   $     --   $      20    $    31       $6,119       $ --       $   6,170
                           =========  =========    =======       ======       =====      =========

                               SEALY CORPORATION

                      Three months ended February 28, 1999


Note H--Subsequent Event

   In March, 1999 the Company's non-management shareholders and ten of the Company's senior executives purchased all of the Company's common stock held by Zell. The Company loaned a total of $812,820 to seven of those senior executives to purchase their portion of such shares from Zell. Those loans are five-year full recourse loans with an interest rate of five percent and are secured by the shares being acquired by the executive.

                               SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2--Quarter Ended February 28, 1999 compared with quarter ended March 1,
1998

   Net Sales. Net sales increased $13.1 million, or 6.2% for the quarter ended February 28, 1999, when compared to the quarter ended March 1, 1998. The increase is attributable to an increase in average unit selling price with essentially no change in unit volume. The increase in average unit selling price is primarily attributable to the introduction of the Crown Jewel DSS line and a strong increase in the Stearns & Foster brand.

   Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, decreased 3.0 percentage points to 55.1%. This decrease is primarily attributable to an increase in sales of higher end units, such as the Crown Jewel DSS and Stearns & Foster brands; improved plant efficiencies, which realized savings from a reduction in manufacturing overhead and reduced prices for certain raw materials.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $9.9 million. This increase is primarily due to the increased marketing expenses, of $5.9 million, associated with increased sales volume, as well as higher cooperative advertising and promotions associated with the new Crown Jewel DSS product launch. In addition, the Company incurred $1.4 million associated with the relocation of the Corporate headquarters to High Point, North Carolina, a foreign currency loss of $1.8 million associated with its foreign operations (primarily associated with test market activities in Brazil) and $0.8 million in costs associated with Year 2000 compliance.

   Compensation Associated with Recapitalization. In the first quarter of 1998, the Company recorded a charge of $18.3 million as a result of accelerated vesting of stock options and restricted stock, other incentive based compensation payments and option grants to employees in connection with the Recapitalization.

   Interest Expense. Interest expense, net of interest income, increased $1.0 million primarily due to higher debt levels as a result of the Recapitalization in mid-December 1997.

   Income Tax. The Company's effective income tax rates in 1999 and 1998 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate for 1999 is expected to be approximately 61.8% compared to 24.4% for 1998. The relatively low effective tax rate for 1998 was due to low full year projected pretax income resulting from increased leverage and compensation charges associated with the Recapitalization.

   Extraordinary Item. In the first quarter of 1998, the Company recorded a $14.5 million charge, net of income tax benefit of $9.6 million, representing the write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes in connection with the Recapitalization.

   Net (Loss) Income. For the reasons set forth above, the Company recorded net income of $0.4 million for the quarter ended February 28, 1999 versus a net loss of $(32.2) million for the quarter ended March 1, 1998.

Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $3.8 million for the quarter ended February 28, 1999. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from

                               SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

meeting its ongoing capital needs. At February 28, 1999, the Company had approximately $90.9 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $3.8 million outstanding. The weighted average interest rate on the Revolving Credit Facility at February 28, 1999 was 8.9%.

   Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business.

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

   The Company conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the same release of such system. The Company has received converted source code from the contracted vendor, has validated the code, and is currently implementing the converted programs. The Company's current timetable anticipates rollout and implementation to all locations by August, 1999. As of March 31, 1999, 4 of 26 locations are in "production status" with the Y2K compliant business system. Five more locations are scheduled for April, 1999 implementation. At this time, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted, however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by August, 1999. Senior management regularly reviews the status of the Year 2000 program and the Company has hired an independent third party to review and report on the Company's status and preparedness.

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

                               SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


   The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations The required code changes, testing and implementation necessary to address the Year 2000 Issue are expected to cost approximately $3.25 million and the Company has incurred $1.7 million through February, 1999, with approximately $0.8 incurred during the current quarter. The Company estimates that it is approximately 50% complete with the efforts required to be Year 2000 compliant.

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

Forward Looking Statements

   This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities litigation Report Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that such expectations can be attained. Factors that could cause actual results to differ materially from the Company's expectations include: general business and economic conditions, competitive factors, raw materials pricing, and fluctuations in demand.

Item 3--Quantitative and Qualitative Disclosures About Market Risk

   Information relative to the Company's market risk sensitive instruments by major category at November 29, 1998 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended November 29, 1998.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note F to the Condensed Consolidated Financial Statements, Part I,
     Item 1 included herein.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

 10.1 Stock Purchase Agreement entered into as of March 31, 1999, by and among Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates,
       BCIP Trust Associates, L.P., Randolph Street Partners II, Zell/Chilmark
       Fund, L.P., and Sealy Corporation.
 10.2 Stock Purchase Agreement entered into as of March 31, 1999, by and among Bain Capital Fund V, L.P., Bain Capital Fund V-B, L.P., BCIP Associates
       ("BCIP") BCIP Trust Associates, L.P., Harvard Private Capital Holdings,
       Inc., Sealy Investors 1, LLC, Sealy Investors 2, LLC, Sealy Investors 3,
       LLC, Randolph Street Partners II, the Management Investors (as therein defined) and Sealy Corporation.
 10.3  Recourse Promissory Note dated March 31, 1999 and issued to Sealy
       Mattress Company by Ronald Jones in the principal amount of $582,495.
 10.4  Recourse Promissory Note dated March 31, 1999 and issued to Sealy
       Mattress Company by David McIlquham in the principal amount of $48,203.
 10.5  Recourse Promissory Note dated March 31, 1999 and issued to Sealy
       Mattress Company by Bruce Barman in the principal amount of $48,203.
 10.6  Recourse Promissory Note dated March 31, 1999 and issued to Sealy
       Mattress Company by Gary Fazio in the principal amount of $48,203.
 10.7  Recourse Promissory Note dated March 31, 1999 and issued to Sealy
       Mattress Company by Douglas Fellmy in the principal amount of $48,203.
 10.8  Recourse Promissory Note dated March 31, 1999 and issued to Sealy
       Mattress Company by Richard Sowerby in the principal amount of $26,617.
 10.9  Recourse Promissory Note dated March 31, 1999 and issued to Sealy
       Mattress Company by E. Lee Wyatt in the principal amount of $10,896.
 10.10 Pledge Agreement dated as of March 31, 1999, between Ronald Jones and
       Sealy Mattress Company.
 10.11 Pledge Agreement dated as of March 31, 1999, between David McIlquham and
       Sealy Mattress Company.
 10.12 Pledge Agreement dated as of March 31, 1999, between Bruce Barman and
       Sealy Mattress Company.
 10.13 Pledge Agreement dated as of March 31, 1999, between Gary Fazio and
       Sealy Mattress Company.
 10.14 Pledge Agreement dated as of March 31, 1999, between Douglas Fellmy and
       Sealy Mattress Company.
 10.15 Pledge Agreement dated as of March 31, 1999, between Richard Sowerby and
       Sealy Mattress Company.
 10.16 Pledge Agreement dated as of March 31, 1999, between E. Lee Wyatt and
       Sealy Mattress Company.
 27.1  Financial Data Schedule.

(b) Reports on Form 8-K:

None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SEALY CORPORATION


                                                           Title
               Signature

         /s/ Ronald L. Jones
By: _________________________________     Chairman, President and Chief
           Ronald L. Jones                Executive Officer Ronald L. Jones
                                          (Principal Executive Officer)

            /s/ Lee Wyatt
By: _________________________________     Corporate Vice President--
             E. Lee Wyatt                 Administration E. Lee Wyatt
                                          (Principal Accounting Officer)

Date: April 14, 1999