Form 10-Q
period 1999-05-30
SEALY CORP
filed 1999-07-14
CIK 748015

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

  For the quarterly period ended: May 30, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                     For the transition period from     to

                         Commission file number 1-8738

                               ----------------

                               SEALY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               36-3284147
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

   One Office Parkway, Trinity, North                    27370
                Carolina                               (Zip Code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code (336) 861-3500

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of July 14, 1999 was 31,484,950.2711.

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
                                  (Unaudited)

                                                    Quarter Ended Quarter Ended
                                                       May 30,       May 31,
                                                        1999          1998
                                                    ------------- -------------
Net sales.........................................    $ 232,168     $ 213,572
                                                      ---------     ---------
Costs and expenses:
  Cost of goods sold..............................      128,950       121,167
  Selling, general and administrative.............       77,584        73,773
  Compensation associated with Recapitalization...          --            260
  Amortization of intangibles.....................        3,297         3,336
  Interest expense, net...........................       15,953        17,517
                                                      ---------     ---------
                                                        225,784       216,053
                                                      ---------     ---------
Income (loss) before income tax and extraordinary
 item.............................................        6,384        (2,481)
Income tax expense (benefit)......................        3,231          (831)
                                                      ---------     ---------
    Income (loss) before extraordinary item.......        3,153        (1,650)
Extraordinary item--loss from early extinguishment
 of debt (net of income tax
benefit of $0 and $57, respectively)                        --             82
                                                      ---------     ---------
    Net income (loss).............................    $   3,153     $  (1,732)
                                                      =========     =========
Earnings/(loss) per common share--basic:
  Income (loss) before extraordinary item.........    $    0.10     $   (0.06)
  Extraordinary item..............................          --            --
                                                      ---------     ---------
  Net income (loss)...............................    $    0.10     $   (0.06)
                                                      =========     =========
Earnings/(loss) per common share--diluted:
  Income (loss) before extraordinary item.........    $    0.10     $   (0.06)
  Extraordinary item..............................          --            --
                                                      ---------     ---------
  Net income (loss)...............................    $    0.10     $   (0.06)
                                                      =========     =========
Weighted average number of common shares
 outstanding:
    Basic.........................................       31,485        30,345
    Diluted.......................................       31,717        30,345

     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        Six Months   Six Months
                                                          Ended        Ended
                                                       May 30, 1999 May 31, 1998
                                                       ------------ ------------
Net sales............................................    $454,494     $422,831
                                                         --------     --------
Costs and expenses:
  Cost of goods sold.................................     251,525      242,651
  Selling, general and administrative................     156,770      143,076
  Compensation associated with Recapitalization......         --        18,554
  Amortization of intangibles........................       6,259        6,498
  Interest expense, net..............................      32,474       33,045
                                                         --------     --------
                                                          447,028      443,824
                                                         --------     --------
Income (loss) before income tax and extraordinary
 item................................................       7,466      (20,993)
Income tax expense (benefit).........................       3,900       (1,578)
                                                         --------     --------
    Income (loss) before extraordinary item..........       3,566      (19,415)
Extraordinary item--loss from early extinguishment of
 debt (net of income tax benefit of $0 and $9,693,
 respectively).......................................         --        14,537
                                                         --------     --------
    Net income (loss)................................    $  3,566     $(33,952)
                                                         ========     ========
Earnings/(loss) per common share--basic:
  Income (loss) before extraordinary item............    $   0.11     $  (0.64)
  Extraordinary item.................................         --         (0.48)
                                                         --------     --------
  Net income (loss)..................................    $   0.11     $  (1.12)
                                                         ========     ========
Earnings/(loss) per common share--diluted:
  Income (loss) before extraordinary item............    $   0.11     $  (0.64)
  Extraordinary item.................................         --         (0.48)
                                                         --------     --------
  Net income (loss)..................................    $   0.11     $  (1.12)
                                                         ========     ========
Weighted average number of common shares outstanding:
    Basic............................................      31,461       30,345
    Diluted..........................................      31,718       30,345

     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          May 30,   November 29,
                                                           1999         1998
                                                        (unaudited)      *
                                                        ----------- ------------
ASSETS
Current assets:
  Cash and cash equivalents............................  $  20,092    $ 11,234
  Accounts receivable, net.............................    114,828     106,761
  Inventories..........................................     48,262      43,727
  Prepaid expenses and deferred taxes..................     20,254      26,445
                                                         ---------    --------
                                                           203,436     188,167
Property, plant and equipment, at cost.................    194,468     189,311
Less: accumulated depreciation.........................    (58,316)    (53,502)
                                                         ---------    --------
                                                           136,152     135,809
Other assets:
  Goodwill and other intangibles, net..................    384,991     390,192
  Debt issuance costs, net, and other assets...........     35,099      36,912
                                                         ---------    --------
                                                           420,090     427,104
                                                         ---------    --------
                                                         $ 759,678    $751,080
                                                         =========    ========

--------
*  Condensed from audited financial statements.


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          May 30,   November 29,
                                                           1999         1998
                                                        (unaudited)      *
                                                        ----------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term obligations.............  $  14,841   $   8,576
  Accounts payable.....................................     52,140      46,094
  Accrued interest.....................................     13,089      13,432
  Accrued incentives and advertising...................     37,191      32,451
  Accrued compensation.................................     12,241      15,883
  Other accrued expenses...............................     28,514      26,390
                                                         ---------   ---------
                                                           158,016     142,826
Long-term obligations..................................    678,149     682,271
Other noncurrent liabilities...........................     33,903      36,069
Deferred income taxes..................................     23,547      28,740
Stockholders' equity (deficit):
  Common stock.........................................        315         314
  Additional paid-in capital...........................    134,547     134,530
  Retained deficit.....................................   (258,267)   (261,833)
  Foreign currency translation adjustment..............    (10,447)    (11,837)
  Common stock held in treasury, at cost...............        (85)        --
                                                         ---------   ---------
                                                          (133,937)   (138,826)
                                                         ---------   ---------
                                                         $ 759,678   $ 751,080
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

                               SEALY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                       Six Months   Six Months
                                                         Ended        Ended
                                                      May 30, 1999 May 31, 1998
                                                      ------------ ------------
Net cash provided by operating activities............   $ 19,594    $   1,233
Investing activities:
  Purchase of property and equipment, net............     (6,549)     (15,531)
                                                        --------    ---------
    Net cash used in investing activities............     (6,549)     (15,531)
                                                        --------    ---------
Financing activities:
  Treasury stock repurchase, including direct
   expenses..........................................        (85)    (413,078)
  Proceeds from (repayments of) long-term
   obligations, net..................................     (4,119)     350,872
  Equity issuance....................................         17      121,317
  Costs associated with tender offer of prior debt...         --      (15,361)
  Debt issuance costs................................         --      (31,754)
                                                        --------    ---------
    Net cash (used in) provided by financing
     activities......................................     (4,187)      11,996
                                                        --------    ---------
Change in cash and cash equivalents..................      8,858       (2,302)
Cash and cash equivalents:
  Beginning of period................................     11,234        6,057
                                                        --------    ---------
  End of period......................................   $ 20,092    $   3,755
                                                        ========    =========
Selected noncash items:
  Issuance of Junior Subordinated Notes..............   $    --     $  25,000
  Depreciation expense...............................      6,704        5,427
  Non-cash interest expense associated with:
    Junior Subordinated Notes........................      1,732        1,396
    Debt issuance costs..............................      2,090        1,982
    Discount on Senior Subordinated Notes............      4,531        3,753


     See accompanying notes to condensed consolidated financial statements

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         Six months ended May 30, 1999


Note A--Basis of Presentation

   This report covers Sealy Corporation and its subsidiaries (collectively, "Sealy" or the "Company"). References to the "Parent" are to Sealy Corporation.

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 29, 1998.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at May 30, 1999, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

   Certain reclassifications of previously reported financial information were made to conform to the 1999 presentation.

Note B--Inventories

   The major components of inventories were as follows:

                                                           May 30,  November 29,
                                                             1999       1998
                                                           -------- ------------
                                                              (In thousands)
      Raw materials....................................... $ 27,620   $25,511
      Work in process.....................................   15,864    14,140
      Finished goods......................................    4,778     4,076
                                                           --------   -------
                                                           $ 48,262   $43,727
                                                           ========   =======

Note C--Recapitalization

   On October 30, 1997, Sealy Corporation entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chillmark, Fund, L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of the Company. Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into the Company with the Company being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (85.3% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash equal to $419.3 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into $25.0 million in aggregate principal amount of a junior subordinated note of the Company ("Junior Note") and a retained voting common stock interest in the Company of approximately 14.7%. In March, 1999, the Company's non-management shareholders and ten of the Company's senior executives purchased all of the Company's common stock then held by Zell.


   Concurrent with the Recapitalization, the Company refinanced its then existing indebtedness by Sealy Mattress Company, a wholly owned subsidiary of the Company, issuing $125 million principal amount of 9 7/8 Senior Subordinated Notes, due 2007 and $128 million principal amount (net proceeds of $75.4 million) of 10 7/8 Senior Subordinated Discount Notes due 2007 and by entering into and borrowing $460 million under the Senior Credit Agreements. Net proceeds from these borrowings were $660.4 million.

                               SEALY CORPORATION

                         Six months ended May 30, 1999


   The Recapitalization transaction resulted in an aggregate direct net charge to APIC and retained deficit totaling $438.1 million primarily comprised of the costs associated with the purchase of the then outstanding Class A and Class B Common Stock, the repurchase of Merger Warrants and the repurchase of Series A and Series B Restructure Warrants. The Recapitalization transaction also resulted in a pretax charge of $18.9 million ($18.6 million recognized in the first half of 1998), of which $16.4 million was non-cash and resulted in a credit directly to APIC, comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees. The Company recorded a $14.5 million extraordinary charge, net of income tax benefit of $9.6 million, representing the write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to a tender offer for Subordinated Notes of the Parent.

Note D--Net Income Per Common Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                         Three months ended   Six months ended
                                         -------------------  ----------------
                                          May 30,   May 31,   May 30, May 31,
                                           1999      1998      1999     1998
                                         --------- ---------  ------- --------
Numerator:
  Income (loss) before extraordinary
   item................................. $  3,153  $  (1,650) $3,566  $(19,415)
  Extraordinary item, net of tax........      --          82     --     14,537
                                         --------  ---------  ------  --------
  Net income (loss)..................... $  3,153  $  (1,732) $3,566  $(33,952)
                                         ========  =========  ======  ========
Denominator:
  Denominator for basic earnings per
   share--weighted average shares.......   31,485     30,345  31,461    30,345
  Effect of dilutive securities:
  Stock options.........................      232        --      257       --
                                         --------  ---------  ------  --------
  Denominator for diluted earnings per
   share--adjusted weighted-
   average shares and assumed
   conversions..........................   31,717     30,345  31,718    30,345
                                         ========  =========  ======  ========

   Due to a loss from operations for the three months ended and the six months ended May 31, 1998, the dilutive securities would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share.

Note E--Comprehensive Income

   In June 1997, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standard ("FAS") No. 130, "Reporting Comprehensive Income", effective for the fiscal years beginning after December 15, 1997, the Company's fiscal year 1999. FAS 130 requires that the Company report comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in stockholders' equity during the period from nonowner sources. Currently, other comprehensive income consists only of foreign currency translation adjustments. The Company adopted FAS 130 on November 30, 1998 and it had no impact on the Company's net income or stockholders' equity.

   Total comprehensive income (loss) for the three and six months ended May 30, 1999 was $3.7 million and $5.0 million and for the three and six months ended May 31, 1998 was $(2.2) million and $(34.7) million, respectively.

                               SEALY CORPORATION

                         Six months ended May 30, 1999


   Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                                Accumulated
                          Current Year         Additional                          Other
                          Comprehensive Common  Paid-in    Retained   Treasury Comprehensive
                             Income     Stock   Capital    Earnings    Stock      Income       Total
                          ------------- ------ ---------- ----------  -------- ------------- ----------
Balance at November 29,
 1998...................                $ 314  $ 134,530  $ (261,833)            $ (11,837)  $ (138,826)
Exercise of Options.....                    1         17                                             18
Purchase of Treasury
 Stock..................                                                $(85)                       (85)
Comprehensive Income:
 Net income for the six
  months ended May 30,
  1999..................     $ 3,566                           3,566                              3,566
 Foreign currency
  translation
  adjustment ...........       1,390                                                 1,390        1,390
                             -------    -----  ---------  ----------    ----     ---------   ----------
Balance at May 30,
 1999...................     $ 4,956    $ 315  $ 134,547  $ (258,267)   $(85)    $ (10,447)  $ (133,937)
                             =======    =====  =========  ==========    ====     =========   ==========

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

   In 1997, the Company, with DEP approval, completed essentially all soil remediation and conducted a pilot test for a company-proposed revision to the groundwater remediation program. The Company's revised groundwater remediation plan was submitted in May, 1998 to the DEP for approval. In February, 1999 the Company agreed to conduct an additional investigation at the site, which is now being undertaken.

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

   In January 1997, the Company filed a claim in the U.S. District Court of New Jersey against former insurance companies for the Company under the Comprehensive Environmental Response, Compensation and Liability Act seeking contribution for site investigation and remedial costs. In November, 1998, the Company settled this claim when the insurers paid the Company approximately $3.8 million which was recorded as an increase to other noncurrent liabilities.

   The Company also has begun to remediate soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. The Company's soil and groundwater remediation plan was approved by the

                               SEALY CORPORATION

                         Six months ended May 30, 1999

Connecticut Department of Environmental Protection in April, 1999. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court of Connecticut to require these entities to complete the remediation and reimburse the Company for its cleanup costs. Trial of this matter has been bifurcated. The issue of damages was tried in May, 1999 and the Company is currently awaiting the judge's decision from that trial. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

   On May 22, 1997, the Company filed in the United States District Court for the Northern District of Illinois a motion to terminate certain antitrust final judgments (the "Judgments") entered on December 30, 1964 and December 26, 1967. These Judgments, among other things, prohibited the Company from suggesting resale prices to its dealers. During the pendency of the Company's motion to terminate the Judgments the Department of Justice (the "Department") on September 8, 1997, issued to the Company a Civil Investigative Demand ("CID") seeking documents relating to, among other things, communications between the Company and dealers concerning the retail prices of mattresses. In response to the CID, the Company produced certain documents and the deposition of a Company executive was taken. Immediately following such document production and deposition, the Department consented to the termination of the Judgments and an order terminating the Judgments was entered by the Court on September 19, 1997. The Company produced additional documents in response to the CID, and cooperated with the Department in its investigation.

Note G--Guarantor/Non-Guarantor Financial Information

   The Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Subordinated and Senior Subordinated Discount Notes (collectively, the "Notes") of Sealy Mattress Company (the "Issuer"). Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

   The following supplemental consolidating condensed financial statements present:

    1. Consolidating condensed balance sheets as of May 30, 1999 and November 29, 1998 and consolidating condensed statements of operations and cash flows for the six months ended May 30, 1999 and May 31, 1998 and the consolidated condensed statements of operations for the three months ended May 30, 1999 and May 31, 1998.

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

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MAY 30, 1999
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
Net sales...............    $   --    $  8,960    $204,224      $18,383      $   601      $232,168
Costs and expenses:
 Cost of goods sold.....        --       5,509     111,168       11,659          614       128,950
 Selling, general and
  administrative........         22      2,452      70,479        4,644          (13)       77,584
 Amortization of
  intangibles...........        --         100       2,971          226          --          3,297
 Interest expense, net..        956     14,904         242         (149)         --         15,953
 Loss (income) from
  equity investees......     (3,717)    (5,129)        --           --         8,846           --
 Loss (income) from
  nonguarantor equity
  investees.............        --       1,540      (2,425)         --           885           --
 Intercompany interest
  allocation............        --     (14,348)     14,044          304          --            --
                            -------   --------    --------      -------      -------      --------
Income (loss) before
 income taxes...........      2,739      3,932       7,745        1,699       (9,731)        6,384
Income tax expense
 (benefit)..............       (414)       215       2,616          814          --          3,231
                            -------   --------    --------      -------      -------      --------
Net income (loss).......    $ 3,153   $  3,717    $  5,129      $   885      $(9,731)     $  3,153
                            =======   ========    ========      =======      =======      ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MAY 31, 1998
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
Net sales...............    $   --    $10,107     $190,481      $17,422      $(4,438)     $213,572
Costs and expenses:
 Cost of goods sold.....        --      6,593      108,061       10,944       (4,431)      121,167
 Selling, general and
  administrative........         66     3,143       66,388        4,176          --         73,773
 Compensation associated
  with
  Recapitalization......        260       --           --           --           --            260
 Amortization of
  intangibles...........        --        100        2,908          328          --          3,336
 Interest expense, net..        891    16,722          (43)         (53)         --         17,517
 Loss (income) from
  equity investees......      1,589     3,952          --           --        (5,541)          --
 Loss (income) from
  nonguarantor equity
  investees.............        --         72         (801)         --           729           --
 Intercompany interest
  allocation............        --    (16,121)      15,387          734          --            --
                            -------   -------     --------      -------      -------      --------
Income (loss) before
 income taxes and
 extraordinary item.....     (2,806)   (4,354)      (1,419)       1,293        4,805        (2,481)
Income tax expense
 (benefit)..............     (1,156)   (2,765)       2,533          564           (7)         (831)
                            -------   -------     --------      -------      -------      --------
Income (loss) before
 extraordinary item.....     (1,650)   (1,589)      (3,952)         729        4,812        (1,650)
Extraordinary item......         82       --           --           --           --             82
                            -------   -------     --------      -------      -------      --------
Net income (loss).......    $(1,732)  $(1,589)    $ (3,952)     $   729      $ 4,812      $ (1,732)
                            =======   =======     ========      =======      =======      ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED MAY 30, 1999
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
Net sales...............    $  --     $17,695     $405,684      $33,923      $ (2,808)    $454,494
Costs and expenses:
 Cost of goods sold.....       --      11,113      221,555       21,665        (2,808)     251,525
 Selling, general and
  administrative........        75      5,274      142,394        9,027           --       156,770
 Amortization of
  intangibles...........       --         199        5,609          451           --         6,259
 Interest expense, net..     1,905     30,357          489         (277)          --        32,474
 Loss (income) from
  equity investees......    (4,512)    (6,081)         --           --         10,593          --
 Loss (income) from
  nonguarantor equity
  investees.............       --       1,555       (2,735)         --          1,180          --
 Intercompany interest
  allocation............       --     (29,219)      28,635          584           --           --
                            ------    -------     --------      -------      --------     --------
Income (loss) before
 income taxes...........     2,532      4,497        9,737        2,473       (11,773)       7,466
Income expense
 (benefit)..............    (1,034)       (15)       3,656        1,293           --         3,900
                            ------    -------     --------      -------      --------     --------
Net income (loss).......    $3,566    $ 4,512     $  6,081      $ 1,180      $(11,773)    $  3,566
                            ======    =======     ========      =======      ========     ========

                               SEALY CORPORATION
         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED MAY 31, 1998
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
Net sales...............   $    --    $ 19,888    $376,016      $35,444      $(8,517)     $422,831
Costs and expenses:
 Cost of goods sold.....        --      12,851     216,073       22,244       (8,517)      242,651
 Selling, general and
  administrative........        638      6,023     126,279       10,136          --        143,076
 Compensation associated
  with
  Recapitalization......     17,114        --        1,440          --           --         18,554
 Amortization of
  intangibles...........        --         199       5,822          477          --          6,498
 Interest expense, net..      3,088     30,117         (84)         (76)         --         33,045
 Loss (income) from
  equity investees......        530      2,400         --           --        (2,930)          --
 Loss (income) from
  nonguarantor equity
  investees.............        --         315        (982)         --           667           --
 Intercompany interest
  allocation............        --     (28,712)     27,277        1,435          --            --
                           --------   --------    --------      -------      -------      --------
Income (loss) before
 income taxes and
 extraordinary item.....    (21,370)    (3,305)        191        1,228        2,263       (20,993)
Income tax expense
 (benefit)..............     (1,955)    (2,775)      2,591          561          --         (1,578)
                           --------   --------    --------      -------      -------      --------
Income (loss) before
 extraordinary item.....    (19,415)      (530)     (2,400)         667        2,263       (19,415)
Extraordinary item......     14,537        --          --           --           --         14,537
                           --------   --------    --------      -------      -------      --------
Net income (loss).......   $(33,952)  $   (530)   $ (2,400)     $   667      $ 2,263      $(33,952)
                           ========   ========    ========      =======      =======      ========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                  May 30, 1999
                                 (in thousands)

                                       Sealy      Combined     Combined
                            Sealy    Mattress    Guarantor   Non-Guarantor
                         Corporation  Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                         ----------- ---------  ------------ ------------- ------------ ------------
Assets
Current assets:
 Cash and cash
  equivalents...........  $     --   $       8   $  12,445     $  7,639      $    --     $  20,092
 Accounts receivable,
  net...................        --       2,783      99,552       12,493           --       114,828
 Inventories............        --       1,168      41,755        5,339           --        48,262
 Prepaids and deferred
  taxes.................        733        322      16,932        2,267           --        20,254
                          ---------  ---------   ---------     --------      --------    ---------
                                733      4,281     170,684       27,738           --       203,436
Property, plant and
 equipment, at cost.....        --       4,559     177,874       12,035           --       194,468
Less: accumulated
 depreciation...........        --      (1,461)    (53,944)      (2,911)          --       (58,316)
                          ---------  ---------   ---------     --------      --------    ---------
                                --       3,098     123,930        9,124           --       136,152
Other assets:
 Goodwill and other
  intangibles, net......        --      13,851     344,693       26,447           --       384,991
 Net investment in and
  advances to (from)
  subsidiaries and
  affiliates............   (103,414)   501,386    (338,441)     (32,424)      (27,107)         --
 Debt issuance costs,
  net and other
  assets................        813     26,523       7,736           27           --        35,099
                          ---------  ---------   ---------     --------      --------    ---------
                           (102,601)   541,760      13,988       (5,950)      (27,107)     420,090
                          ---------  ---------   ---------     --------      --------    ---------
   Total assets.........  $(101,868) $ 549,139   $ 308,602     $ 30,912      $(27,107)   $ 759,678
                          =========  =========   =========     ========      ========    =========
Liabilities and
 Stockholders' Equity
 (Deficit)
Current liabilities:
 Current portion--long-
  term obligation.......  $     --   $  14,563   $     278     $    --       $    --     $  14,841
 Accounts payable.......        --         188      46,849        5,103           --        52,140
 Accrued interest.......        --         487      12,352          250           --        13,089
 Accrued incentives and
  advertising...........        --       1,250      34,267        1,674           --        37,191
 Accrued compensation...        --         370      10,999          872           --        12,241
 Other accrued
  expenses..............      1,970        438      26,246         (140)          --        28,514
                          ---------  ---------   ---------     --------      --------    ---------
                              1,970     17,296     130,991        7,759           --       158,016
Long-term debt..........     29,754    634,298      14,097          --            --       678,149
Other noncurrent
 liabilities............      3,585        --       30,308           10           --        33,903
Deferred income taxes...     (3,240)       741      22,381        3,665           --        23,547
Stockholders' equity
 (deficit)..............   (133,937)  (103,196)    110,825       19,478       (27,107)    (133,937)
                          ---------  ---------   ---------     --------      --------    ---------
   Total liabilities and
    stockholders' equity
    (deficit)...........  $(101,868) $ 549,139   $ 308,602     $ 30,912      $(27,107)   $ 759,678
                          =========  =========   =========     ========      ========    =========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               NOVEMBER 29, 1998
                                 (in thousands)

                                       Sealy      Combined     Combined
                            Sealy    Mattress    Guarantor   Non-Guarantor
                         Corporation  Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                         ----------- ---------  ------------ ------------- ------------ ------------
Assets
Current assets:
 Cash and cash
  equivalents...........  $     --   $      22   $   9,162     $  2,050       $  --      $  11,234
 Accounts receivable,
  net...................        --       3,404      92,644       10,713          --        106,761
 Inventories............        --       1,216      38,123        4,388          --         43,727
 Prepaid expenses and
  deferred taxes........        714        341      22,190        3,200          --         26,445
                          ---------  ---------   ---------     --------       ------     ---------
                                714      4,983     162,119       20,351          --        188,167
Property, plant and
 equipment, at cost.....        --       4,796     172,375       12,140          --        189,311
Less: accumulated
 depreciation...........        --      (1,730)    (49,189)      (2,583)         --        (53,502)
                          ---------  ---------   ---------     --------       ------     ---------
                                --       3,066     123,186        9,557          --        135,809
Other assets:
 Goodwill and other
  intangibles, net......        --      14,050     350,291       25,851          --        390,192
 Net investment in and
  advances to (from)
  subsidiaries and
  affiliates............   (108,153)   493,268    (364,090)     (26,614)       5,589           --
 Debt issuance costs,
  net and other
  assets................        --      28,929       7,959           24          --         36,912
                          ---------  ---------   ---------     --------       ------     ---------
                           (108,153)   536,247      (5,840)        (739)       5,589       427,104
                          ---------  ---------   ---------     --------       ------     ---------
   Total assets.........  $(107,439) $ 544,296   $ 279,465     $ 29,169       $5,589     $ 751,080
                          =========  =========   =========     ========       ======     =========
Liabilities and
 Stockholders' Equity
 (Deficit)
Current liabilities:
 Current portion--long-
  term obligations......  $     --   $   8,375   $     201     $    --        $  --      $   8,576
 Accounts payable.......        --          93      41,067        4,934          --         46,094
 Accrued interest.......        --         --       13,432          --           --         13,432
 Accrued incentives and
  advertising...........        --       1,626      28,685        2,140          --         32,451
 Accrued compensation...        --         357      14,576          950          --         15,883
 Other accrued
  expenses..............      1,985        391      23,166          848          --         26,390
                          ---------  ---------   ---------     --------       ------     ---------
                              1,985     10,842     121,127        8,872          --        142,826
Long-term obligations...     28,023    641,796      12,452          --           --        682,271
Other noncurrent
 liabilities............      3,585        --       32,484          --           --         36,069
Deferred income taxes...     (2,206)       755      26,467        3,724          --         28,740
Stockholders' equity
 (deficit)..............   (138,826)  (109,097)     86,935       16,573        5,589      (138,826)
                          ---------  ---------   ---------     --------       ------     ---------
   Total liabilities and
    stockholders' equity
    (deficit)...........  $(107,439) $ 544,296   $ 279,465     $ 29,169       $5,589     $ 751,080
                          =========  =========   =========     ========       ======     =========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED MAY 30, 1999
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
Net cash provided by
 (used in)
 operating activities...   $ (1,095)  $ 2,155     $ 18,421      $   113       $ --        $ 19,594
                           --------   -------     --------      -------       -----       --------
Cash flows from
 investing activities:
 Purchase of property
  and equipment, net....        --       (246)      (6,668)         365         --          (6,549)
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates ...........      1,163     3,918      (10,192)       5,111         --             --
                           --------   -------     --------      -------       -----       --------
Net proceeds provided by
 (used in) investing
 activities ............      1,163     3,672      (16,860)       5,476         --          (6,549)
Cash flows from
 financing activities:
 Treasury stock
  repurchase costs, net
  of direct expenses ...        (85)      --           --           --          --             (85)
 Proceeds from repayment
  of long- term
  obligations, net......        --     (5,841)       1,722          --          --          (4,119)
 Equity issuance........         17       --           --           --          --              17
                           --------   -------     --------      -------       -----       --------
   Net cash provided by
    (used in) financing
    activities                  (68)   (5,841)       1,722          --          --          (4,187)
                           --------   -------     --------      -------       -----       --------
Change in cash and cash
 equivalents............        --        (14)       3,283        5,589         --           8,858
Cash and cash
 equivalents:
Beginning of period.....        --         22        9,162        2,050         --          11,234
                           --------   -------     --------      -------       -----       --------
End of period...........   $    --    $     8     $ 12,445      $ 7,639         --        $ 20,092
                           ========   =======     ========      =======       =====       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED MAY 31 1998
                                 (in thousands)

                                        Sealy      Combined     Combined
                             Sealy    Mattress    Guarantor   Non-Guarantor
                          Corporation  Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- ---------  ------------ ------------- ------------ ------------
Net cash provided by
 (used in) operating
 activities.............   $  (1,433) $   6,598    $    253      $(4,185)        --       $   1,233
Cash flows from
 investing activities:
 Purchase of property
  and equipment, net....         --        (143)    (15,282)        (106)        --         (15,531)
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates............     638,555   (655,574)     14,548        2,471         --             --
                           ---------  ---------    --------      -------       -----      ---------
Net proceeds provided by
 (used in) investing
 activities.............     638,555   (655,717)       (734)       2,365         --         (15,531)
Cash flows from
 financing activities:
 Treasury stock
  repurchase costs, net
  of direct expenses....    (413,078)       --          --           --          --        (413,078)
 Proceeds from
  (repayment of) long-
  term obligations,
  net...................    (330,000)   680,872         --           --          --         350,872
 Equity issuances.......     121,317        --          --           --          --         121,317
 Debt issuance costs....         --     (31,754)        --           --          --         (31,754)
 Costs associated with
  tender offer of prior
  debt..................     (15,361)       --          --           --          --         (15,361)
                           ---------  ---------    --------      -------       -----      ---------
   Net cash provided by
    (used in) financing
    activities..........    (637,122)   649,118         --           --          --          11,996
                           ---------  ---------    --------      -------       -----      ---------
Change in cash and cash
 equivalents............         --          (1)       (481)      (1,820)        --          (2,302)
Cash and cash
 equivalents:
Beginning of period.....         --          20       2,062        3,975         --           6,057
                           ---------  ---------    --------      -------       -----      ---------
End of period...........   $     --   $      19    $  1,581      $ 2,155       $ --       $   3,755
                           =========  =========    ========      =======       =====      =========

                               SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2--Quarter Ended May 30, 1999 compared with Quarter Ended May 31, 1998

   Net Sales. Net sales increased $18.6 million, or 8.7% for the quarter ended May 30, 1999, when compared to the quarter ended May 31, 1998. The increase is attributable to a 3.3% increase in average unit selling price and a 5.4% increase in unit volume. The increase in average unit selling price is primarily attributable to the introduction of the Crown Jewel Dual Support System ("DSS") line and a strong increase in the Stearns & Foster brand.

   Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, decreased 1.2 percentage points to 55.5%. This decrease is primarily attributable to an increase in sales of higher end units, such as the Crown Jewel DSS and Stearns & Foster brands with higher gross margins than average; improved plant efficiencies; a reduction in manufacturing overhead and reduced prices for certain raw materials.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $3.8 million. This increase is primarily due to increased marketing expenses, of $2.6 million, associated with increased sales volume, as well as higher cooperative advertising and promotions associated with the new Crown Jewel DSS and Golden Anniversay product launch. The Company also incurred an additional $0.6 million of depreciation expense associated with capital spending; $0.3 million of delivery expense due to an increase in sales volume, $0.2 million in Year 2000 systems upgrades and $0.1 million in other expenses associated with increased business activity.

   Interest Expense. Interest expense, net of interest income, decreased $1.6 million primarily due to lower average interest rates associated with the floating rate debt and lower average debt levels.

   Income Tax. The Company's effective income tax rates in 1999 and 1998 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate was 50.6% for the quarter ended May 30, 1999 as compared to 33.5% for the quarter ended May 31, 1998. The relatively low effective tax rate for 1998 was due to low full year projected pretax income resulting from increased leverage and compensation charges associated with the Recapitalization, as well as the charges related to the Corporate Headquarters, Research and Development Center and Lexington plant relocation to High Point, North Carolina.

   Net Income (Loss). For the reasons set forth above, the Company recorded net income of $3.2 million for the quarter ended May 30, 1999 versus a net loss of $(1.7) million for the quarter ended May 31, 1998.

Six Months Ended May 30, 1999 compared with Six Months Ended May 31, 1998

   Net Sales. Net sales increased $31.7 million, or 7.5% for the six months ended May 30, 1999, when compared to the six months ended May 31, 1998. The increase is attributable to a 4.8% increase in average unit selling price and a 2.7% increase in unit volume. The increase in average unit selling price is primarily attributable to the introduction of the Crown Jewel DSS line and a strong increase in the Stearns & Foster brand.

   Cost of Goods Sold. Cost of goods sold for the six months, as a percentage of net sales, decreased 2.1 percentage points to 55.3%. This decrease is primarily attributable to an increase in sales of higher end units, such as the Crown Jewel DSS and Stearns & Foster brands with higher margins than average, improved plant efficiencies, a reduction in manufacturing overhead and reduced prices for certain raw materials.

                               SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION--(Continued)


   Selling, General, and Administrative. Selling, general, and administrative expenses increased $13.7 million. This increase is primarily due to increased marketing expenses, of $8.4 million, associated with increased sales volume, as well as higher cooperative advertising and promotions associated with the new Crown Jewel DSS and Golden Anniversary product launch. The Company also incurred an additional $1.3 million of depreciation expense associated with capital spending, performance based compensation $1.2, $0.6 of expense associated with increased business activity, a foreign currency loss of $1.3 million associated with its foreign operations (primarily associated with test market activities in Brazil) and $0.9 million in costs associated with Year 2000 compliance.

   Compensation Associated with Recapitalization. During the first six months of 1998, the Company recorded a charge of $18.6 million as a result of accelerated vesting of stock options and restricted stock, other incentive based compensation payments and option grants to employees in connection with the Recapitalization.

   Interest Expense. Interest expense, net of interest income, decreased $0.6 million primarily due to lower average interest rates associated with the floating rate debt and lower average debt levels.

   Income Tax. The Company's effective income tax rates in 1999 and 1998 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate for 1999 is expected to be approximately 52.2% compared to 7.5% for 1998. The relatively low effective tax rate for 1998 was due to low full year projected pretax income resulting from increased leverage and compensation charges associated with the Recapitalization, as well as the charges related to the Corporate Headquarters, Research and Development Center and Lexington plant relocation to High Point, North Carolina.

   Extraordinary Item. During the first six months of 1998, the Company recorded a $14.5 million charge, net of income tax benefit of $9.7 million, representing the write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the tender offer for the Parent notes in connection with the Recapitalization.

   Net Income (Loss). For the reasons set forth above, the Company recorded net income of $3.6 million for the six months ended May 30, 1999 versus a net loss of $(34.0) million for the six months ended May 31, 1998.

Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $7.1 million for the six months ended May 30, 1999. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At May 30, 1999, the Company had approximately $96.2 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $3.8 million outstanding. The weighted average effective interest rate on the Company's debt for the six months ended May 30, 1999 was 9.4%.

   From time to time Sealy makes investments in debt, preferred stock or other securities of manufacturers, retailers, joint ventures and distributors of bedding and related products both domestically and internationally in order to strengthen relationships with such businesses.

                               SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION--(Continued)


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

   The Company conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the same release of such system. The Company has received converted source code from the contracted vendor, has validated the code, and is currently implementing the converted programs. The Company's current timetable anticipates rollout and implementation to all locations by August, 1999. As of June 28, 1999, 19 of 26 locations are in "production status" with the Y2K compliant business system. The remaining seven locations are scheduled for July, 1999 implementation. At this time, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted, however, the Company will continue to assess this and will develop contingency plans for any applications not converted and operating by August, 1999. Senior management regularly reviews the status of the Year 2000 program and the Company has hired an independent third party to review and report on the Company's status and preparedness.

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

   The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations. The required code changes, testing and implementation necessary to address the Year 2000 Issue are expected to cost approximately $3.25 million and the Company has incurred $2.2 million through May, 1999, with approximately $0.5 incurred during the current quarter. The Company estimates that it is approximately 75% complete with the efforts required to be Year 2000 compliant.

                               SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION--(Continued)


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

                                         SEALY CORPORATION

              Signature                                 Title

By:       /s/ Ronald L. Jones                Chairman, President and Chief
    ---------------------------------          Executive Officer
              Ronald L. Jones                  Ronald L. Jones
                                               (Principal Executive Officer)


By:        /s/ E. Lee Wyatt                  Corporate Vice President--
    ---------------------------------          Administration
               E. Lee Wyatt                    E. Lee Wyatt
                                               (Principal Accounting Officer)


Date: July 14, 1999