Form 10-Q
period 1999-08-29
SEALY CORP
filed 1999-10-13
CIK 748015

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

     For the quarterly period ended: August 29, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of October 12, 1999 was 31,484,950.2711.

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

                                                Quarter Ended   Quarter Ended
                                                August 29,1999 August 30, 1998
                                                -------------- ---------------
Net sales......................................    $273,333       $242,603
                                                   --------       --------
Costs and expenses:
  Cost of goods sold...........................     149,694        134,008
  Selling, general and administrative..........      82,174         82,044
  Compensation associated with
   Recapitalization............................         --             181
  Amortization of intangibles..................       3,302          3,207
  Interest expense, net........................      16,415         17,344
                                                   --------       --------
                                                    251,585        236,784
                                                   --------       --------
Income before income tax.......................      21,748          5,819
Income tax expense.............................      10,123          1,456
                                                   --------       --------
    Net income.................................      11,625          4,363
                                                   ========       ========
Earnings per common share--basic:
  Net income...................................    $   0.37       $   0.14
                                                   ========       ========
Earnings per common share--diluted:
  Net income...................................    $   0.35       $   0.14
                                                   ========       ========
Weighted average number of common shares
 outstanding:
    Basic......................................      31,485         30,363
    Diluted....................................      32,768         31,441


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               Nine     Nine
                                                              Months   Months
                                                              Ended    Ended
                                                              August   August
                                                             29, 1999 30, 1998
                                                             -------- --------
Net sales................................................... $727,827 $665,434
                                                             -------- --------
Costs and expenses:
  Cost of goods sold........................................  401,219  376,659
  Selling, general and administrative.......................  238,944  225,120
  Compensation associated with Recapitalization.............      --    18,735
  Amortization of intangibles...............................    9,561    9,705
  Interest expense, net.....................................   48,889   50,389
                                                             -------- --------
                                                              698,613  680,608
                                                             -------- --------
Income (loss) before income tax and extraordinary item......   29,214  (15,174)
Income tax expense (benefit)................................   14,023     (122)
                                                             -------- --------
    Income (loss) before extraordinary item.................   15,191  (15,052)
Extraordinary item--loss from early extinguishment of debt
 (net of income tax benefit of $0 and $9,693,
 respectively)..............................................      --    14,537
                                                             -------- --------
    Net income (loss)....................................... $ 15,191 $(29,589)
                                                             ======== ========
Earnings/(loss) per common share--basic:
  Income (loss) before extraordinary item................... $   0.48 $  (0.49)
  Extraordinary item........................................      --     (0.48)
                                                             -------- --------
  Net income (loss)......................................... $   0.48 $  (0.97)
                                                             ======== ========
Earnings/(loss) per common share--diluted:
  Income (loss) before extraordinary item................... $   0.46 $  (0.49)
  Extraordinary item........................................      --     (0.48)
                                                             -------- --------
  Net income (loss)......................................... $   0.46 $  (0.97)
                                                             ======== ========
Weighted average number of common shares outstanding:
    Basic...................................................   31,469   30,351
    Diluted.................................................   32,755   30,351

     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         August 29,  November 29
                                                            1999        1998
                                                         (unaudited)      *
                                                         ----------- -----------
ASSETS
Current assets:
  Cash and cash equivalents.............................  $ 16,029    $ 11,234
  Accounts receivable, net..............................   113,799     106,761
  Accounts receivable from affiliates...................    16,552         --
  Inventories...........................................    47,695      43,727
  Prepaid expenses and deferred taxes...................    20,048      26,445
                                                          --------    --------
                                                           214,123     188,167
Property, plant and equipment, at cost..................   196,499     189,311
Less: accumulated depreciation..........................   (61,539)    (53,502)
                                                          --------    --------
                                                           134,960     135,809
Other assets:
  Goodwill and other intangibles, net...................   381,414     390,192
  Investment in affiliates..............................    29,842         --
  Debt issuance costs, net, and other assets............    33,674      36,912
                                                          --------    --------
                                                           444,930     427,104
                                                          --------    --------
                                                          $794,013    $751,080
                                                          ========    ========

--------
*  Condensed from audited financial statements.


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        August 29,  November 29,
                                                           1999         1998
                                                        (unaudited)      *
                                                        ----------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term obligations.............  $  18,853   $   8,576
  Accounts payable.....................................     58,419      46,094
  Accrued interest.....................................     10,014      13,432
  Accrued incentives and advertising...................     34,308      32,451
  Accrued compensation.................................     20,007      15,883
  Other accrued expenses...............................     31,038      26,390
                                                         ---------   ---------
                                                           172,639     142,826
Long-term obligations..................................    687,616     682,271
Other noncurrent liabilities...........................     33,367      36,069
Deferred income taxes..................................     23,228      28,740
Stockholders' equity (deficit):
  Common stock.........................................        315         314
  Additional paid-in capital...........................    134,547     134,530
  Retained deficit.....................................   (246,642)   (261,833)
  Foreign currency translation adjustment..............    (10,972)    (11,837)
  Common stock held in treasury, at cost...............        (85)        --
                                                         ---------   ---------
                                                          (122,837)   (138,826)
                                                         ---------   ---------
                                                         $ 794,013   $ 751,080
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

                               SEALY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                August 29, 1999 August 30, 1998
                                                --------------- ---------------
Net cash provided by operating activities......    $ 35,275        $  16,754
Investing activities:
  Purchase of property and equipment, net......      (8,818)         (21,002)
  Investment in affiliates.....................     (27,740)             --
                                                   --------        ---------
    Net cash used in investing activities......     (36,558)         (21,002)
                                                   --------        ---------
Financing activities:
  Treasury stock repurchase, including direct
   expenses....................................         (85)        (413,078)
  Proceeds from long-term obligations, net.....       6,146          344,785
  Equity issuance..............................          17          121,317
  Costs associated with tender offer of prior
   debt........................................         --           (15,361)
  Debt issuance costs..........................         --           (31,989)
                                                   --------        ---------
    Net cash provided by financing activities..       6,078            5,674
                                                   --------        ---------
Change in cash and cash equivalents............       4,795            1,426
Cash and cash equivalents:
  Beginning of period..........................      11,234            6,057
                                                   --------        ---------
  End of period................................    $ 16,029        $   7,483
                                                   ========        =========
Selected noncash items:
  Issuance of Junior Subordinated Notes........    $    --         $  25,000
  Depreciation expense.........................      10,204            8,156
  Non-cash interest expense associated with:
    Junior Subordinated Notes..................       2,558            2,197
    Debt issuance costs........................       3,123            3,021
    Discount on Senior Subordinated Notes......       6,918            5,901


     See accompanying notes to condensed consolidated financial statements

                               SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       Nine months ended August 29, 1999

Note A--Basis of Presentation

   This report covers Sealy Corporation and its subsidiaries (collectively, "Sealy" or the "Company"). References to the "Parent" are to Sealy Corporation.

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 29, 1998.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at August 29, 1999, and the results of its operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

   Certain reclassifications of previously reported financial information were made to conform to the 1999 presentation.

Note B--Inventories

   The major components of inventories were as follows:

                                                         August 29, November 29,
                                                            1999        1998
                                                         ---------- ------------
                                                             (In thousands)
   Raw materials........................................  $27,296     $25,511
   Work in process......................................   15,677      14,140
   Finished goods.......................................    4,722       4,076
                                                          -------     -------
                                                          $47,695     $43,727
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

                               SEALY CORPORATION

                       Nine months ended August 29, 1999


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

   The Recapitalization transaction resulted in an aggregate direct net charge to APIC and retained deficit totaling $438.1 million primarily comprised of the costs associated with the purchase of the then outstanding Class A and Class B Common Stock, the repurchase of Merger Warrants and the repurchase of Series A and Series B Restructure Warrants. The Recapitalization transaction also resulted in a pretax charge of $18.9 million ($18.7 million recognized in the first three quarters of 1998), of which $16.4 million was non-cash and resulted in a credit directly to APIC, comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees. The Company recorded a $14.5 million extraordinary charge, net of income tax benefit of $9.7 million, representing the write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to a tender offer for Subordinated Notes of the Parent.

Note D--Net Income Per Common Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                     Three months ended     Nine months ended
                                    --------------------- ---------------------
                                    August 29, August 30, August 29, August 30,
                                       1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
Numerator:
  Income (loss) before
   extraordinary item..............  $11,625     $4,363    $15,191    $(15,052)
  Extraordinary item, net of tax...      --         --         --       14,537
                                     -------     ------    -------    --------
  Net income (loss)................  $11,625     $4,363    $15,191    $(29,589)
                                     =======     ======    =======    ========
Denominator:
  Denominator for basic earnings
   per share--weighted average
   shares..........................   31,485     30,363     31,469      30,351
  Effect of dilutive securities:
  Stock options....................    1,283      1,078      1,286         --
                                     -------     ------    -------    --------
  Denominator for diluted earnings
   per share--adjusted weighted-
   average shares and assumed
   conversions.....................   32,768     31,441     32,755      30,351
                                     =======     ======    =======    ========

   Due to a loss from operations for the nine months ended August 30, 1998, the dilutive securities would have been antidilutive. Accordingly, they were excluded from the calculation of diluted earnings per share.

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

                               SEALY CORPORATION

                       Nine months ended August 29, 1999

   Total comprehensive income (loss) for the three and nine months ended August 29, 1999 was $11.1 million and $16.1 million and for the three and nine months ended August 30, 1998 was $3.0 million and ($31.7) million, respectively.

   Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                              Accumulated
                         Current Year         Additional                         Other
                         Comprehensive Common  Paid-in   Retained   Treasury Comprehensive
                            Income     Stock   Capital   Earnings    Stock      Income       Total
                         ------------- ------ ---------- ---------  -------- ------------- ---------
Balance at November 29,
 1998..................                 $314   $134,530  $(261,833)            $(11,837)   $(138,826)
Exercise of Options....                    1         17                                           18
Purchase of Treasury
 Stock.................                                               $(85)                      (85)
Comprehensive Income:
  Net income for the
   nine months ended
   August 29, 1999.....     $15,191                         15,191                            15,191
  Foreign currency
   translation
   adjustment..........         865                                                 865          865
                            -------     ----   --------  ---------    ----     --------    ---------
Balance at August 29,
 1999..................     $16,056     $315   $134,547  $(246,642)   $(85)    $(10,972)   $(122,837)
                            =======     ====   ========  =========    ====     ========    =========

Note F--Contingencies

   In accordance with procedures established under the Environmental Cleanup Responsibility Act (now known as the Industrial Site Recovery Act), Sealy Corporation and one of its subsidiaries are parties to an Administrative Consent Order ("ACO") issued by the New Jersey Department of Environmental Protection ("DEP"). Pursuant to the ACO, the Company and such subsidiary agreed to conduct soil and groundwater investigation and remediation at a plant previously owned by the subsidiary in South Brunswick, New Jersey. The Company does not believe that its manufacturing processes were a source of the contaminants found to exist above regulatorily acceptable levels in the groundwater. The Company and its subsidiary have retained primary responsibility for the investigation and any necessary clean up plan approved by the DEP under the terms of the ACO. In 1997, the Company, with DEP approval, completed essentially all soil remediation and conducted a pilot test for a company-proposed revision to the groundwater remediation program. The Company's revised groundwater remediation plan was submitted in May, 1998 to the DEP for approval. In February, 1999 the Company agreed to conduct an additional investigation at the site, which is now being undertaken. While the Company cannot predict the ultimate timing or cost to remediate this facility based on facts currently known, management believes the previously established accrual for site investigation and remediation costs is adequate to cover the Company's reasonably estimable liability and does not believe the resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

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

                               SEALY CORPORATION

                       Nine months ended August 29, 1999

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

   The Company also has begun to remediate soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. The Company's soil and groundwater remediation plan was approved by the Connecticut Department of Environmental Protection in April, 1999. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court of Connecticut to require these entities to complete the remediation and reimburse the Company for its cleanup costs. Trial of this matter has been bifurcated. The issue of damages was tried in May, 1999 and the Company is currently awaiting the judge's decision from that trial. Based on the facts currently known, management does not believe that resolution of this matter will have a material adverse effect on the Company's financial position or future operations.

Note G--Related Party Transactions

   During the third quarter of 1999, the Company contributed $29.8 million in cash and other assets to Mattress Holdings International, LLC ("MHI"), a company controlled by Sealy's largest stockholder, Bain Capital, Inc., in exchange for a non-voting interest in MHI. The Company's investment in MHI was made to fund domestic and international loans, advances, and investments by MHI in joint ventures, licensees, retailers, and others in order to enhance business relationships and build incremental sales. In addition, the Company has guaranteed the obligations of MHI under investment documents governing MHI's investments and has indemnified MHI with respect to such investments.

   As of August 29, 1999, the Company has made year-to-date sales of $82.2 million of finished mattress products pursuant to multi-year supply contracts to affiliated and related parties of Bain Capital, Inc. The Company believes that the terms on which it supplies mattresses to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time on an arm's-length basis from a person that is not an affiliate or related party.

Note H--Guarantor/Non-Guarantor Financial Information

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

                               SEALY CORPORATION

                       Nine months ended August 29, 1999


   The following supplemental consolidating condensed financial statements present:

  1. Consolidating condensed balance sheets as of August 29, 1999 and November 29, 1998 and consolidating condensed statements of operations and cash flows for the nine months ended August 29, 1999 and August 30, 1998 and the consolidated condensed statements of operations for the three months ended August 29, 1999 and August 30, 1998.

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

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 29, 1999
                                 (in thousands)

                                      Sealy      Combined   Combined Non-
                            Sealy    Mattress   Guarantor     Guarantor
                         Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                         ----------- --------  ------------ ------------- ------------ ------------
Net sales...............  $    --    $ 11,059    $249,362      $21,355      $ (8,443)    $273,333
Costs and expenses:
 Cost of goods sold.....       --       6,882     137,949       13,306        (8,443)     149,694
 Selling, general and
  administrative........        72      3,043      73,824        5,235           --        82,174
 Amortization of
  intangibles...........       --          99       2,975          228           --         3,302
 Interest expense, net..       804     15,505         163          (57)          --        16,415
 Loss (income) from
  equity investees......   (12,164)   (10,897)        --           --         23,061          --
 Loss (income) from
  nonguarantor equity
  investees.............       --      (1,331)        --           --          1,331          --
 Intercompany interest
  allocation............       --     (14,350)     14,063          287           --           --
                          --------   --------    --------      -------      --------     --------
Income (loss) before
 income taxes...........    11,288     12,108      20,388        2,356       (24,392)      21,748
Income tax expense
 (benefit)..............      (337)       (56)      9,491        1,025           --        10,123
                          --------   --------    --------      -------      --------     --------
Net income (loss).......  $ 11,625   $ 12,164    $ 10,897      $ 1,331      $(24,392)    $ 11,625
                          ========   ========    ========      =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 30, 1998
                                 (in thousands)

                                      Sealy      Combined   Combined Non-
                            Sealy    Mattress   Guarantor     Guarantor
                         Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                         ----------- --------  ------------ ------------- ------------ ------------
Net sales...............   $   --    $ 11,743    $215,319      $19,524      $ (3,983)    $242,603
Costs and expenses:
 Cost of goods sold.....       --       7,321     119,182       11,488        (3,983)     134,008
 Selling, general and
  administrative........        37      3,613      73,151        5,243           --        82,044
 Compensation associated
  with
  Recapitalization......       --         --          181          --            --           181
 Amortization of
  intangibles...........       --          99       2,877          231           --         3,207
 Interest expense, net..       917     16,387         109          (69)          --        17,344
 Loss (income) from
  equity investees......    (5,429)    (8,894)        --           --         14,323          --
 Loss (income) from
  nonguarantor equity
  investees.............       --         165      (1,192)         --          1,027          --
 Intercompany interest
  allocation............       --     (15,049)     14,309          740           --           --
                           -------   --------    --------      -------      --------     --------
Income (loss) before
 income taxes...........     4,475      8,101       6,702        1,891       (15,350)       5,819
Income tax expense
 (benefit)..............       112      2,672      (2,192)         864           --         1,456
                           -------   --------    --------      -------      --------     --------
Net income (loss).......   $ 4,363   $  5,429    $  8,894      $ 1,027      $(15,350)    $  4,363
                           =======   ========    ========      =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED AUGUST 29, 1999
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net sales...............  $    --    $ 28,754    $655,046     $55,278      $(11,251)    $727,827
Costs and expenses:
 Cost of goods sold.....       --      17,995     359,504      34,971       (11,251)     401,219
 Selling, general and
  administrative........       147      8,317     216,218      14,262           --       238,944
 Amortization of
  intangibles...........       --         298       8,584         679           --         9,561
 Interest expense, net..     2,709     45,862         652        (334)          --        48,889
 Loss (income) from
  equity investees......   (16,676)   (16,978)        --          --         33,654          --
 Loss (income) from
  nonguarantor equity
  investees.............       --         224      (2,735)        --          2,511          --
 Intercompany interest
  allocation............       --     (43,569)     42,698         871           --           --
                          --------   --------    --------     -------      --------     --------
Income (loss) before
 income taxes...........    13,820     16,605      30,125       4,829       (36,165)      29,214
Income expense
 (benefit)..............    (1,371)       (71)     13,147       2,318           --        14,023
                          --------   --------    --------     -------      --------     --------
Net income (loss).......  $ 15,191   $ 16,676    $ 16,978     $ 2,511      $(36,165)    $ 15,191
                          ========   ========    ========     =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED AUGUST 30, 1998
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net sales...............  $    --    $ 31,631    $591,335     $54,968      $(12,500)    $665,434
Costs and expenses:
 Cost of goods sold.....       --      20,172     335,255      33,732       (12,500)     376,659
 Selling, general and
  administrative........       675      9,636     199,430      15,379           --       225,120
 Compensation associated
  with
  Recapitalization......    17,114        --        1,621         --            --        18,735
 Amortization of
  intangibles...........       --         298       8,699         708           --         9,705
 Interest expense, net..     4,005     46,504          25        (145)          --        50,389
 Loss (income) from
  equity investees......    (4,899)    (6,494)        --          --         11,393          --
 Loss (income) from
  nonguarantor equity
  investees.............       --         480      (2,174)        --          1,694          --
 Intercompany interest
  allocation............       --     (43,761)     41,586       2,175           --           --
                          --------   --------    --------     -------      --------     --------
Income (loss) before
 income taxes and
 extraordinary item.....   (16,895)     4,796       6,893       3,119       (13,087)     (15,174)
Income tax expense
 (benefit)..............    (1,843)      (103)        399       1,425           --          (122)
                          --------   --------    --------     -------      --------     --------
Income (loss) before
 extraordinary item.....   (15,052)     4,899       6,494       1,694       (13,087)     (15,052)
Extraordinary item......    14,537        --          --          --            --        14,537
                          --------   --------    --------     -------      --------     --------
Net income (loss).......  $(29,589)  $  4,899    $  6,494     $ 1,694      $(13,087)    $(29,589)
                          ========   ========    ========     =======      ========     ========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                August 29, 1999
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
Assets
Current assets:
 Cash and cash
  equivalents...........   $     --   $      4   $   6,247     $  9,778     $    --     $  16,029
 Accounts receivable,
  net...................          17      (173)     99,675       14,280          --       113,799
 Accounts receivable
  from affiliates.......                            16,552                                 16,552
 Inventories............         --      1,245      41,448        5,002          --        47,695
 Prepaids and deferred
  taxes.................         733       332      16,583        2,400          --        20,048
                           ---------  --------   ---------     --------     --------    ---------
                                 750     1,408     180,505       31,460          --       214,123
Property, plant and
 equipment, at cost.....         --      4,577     179,745       12,177          --       196,499
Less: accumulated
 depreciation...........         --     (1,549)    (56,913)      (3,077)         --       (61,539)
                           ---------  --------   ---------     --------     --------    ---------
                                 --      3,028     122,832        9,100          --       134,960
Other assets:
 Goodwill and other
  intangibles, net......         --     13,752     341,707       25,955          --       381,414
 Net investment in and
  advances to (from)
  subsidiaries and
  affiliates............     (90,672)  530,157    (325,040)     (63,992)     (50,453)         --
 Investment in
  affiliates............                                         29,842                    29,842
 Debt issuance costs,
  net and other assets..         813    25,498       7,349           14          --        33,674
                           ---------  --------   ---------     --------     --------    ---------
                             (89,859)  569,407      24,016       (8,181)     (50,453)     444,930
                           ---------  --------   ---------     --------     --------    ---------
 Total assets...........   $ (89,109) $573,843   $ 327,353     $ 32,379     $(50,453)   $ 794,013
                           =========  ========   =========     ========     ========    =========
Liabilities and
 Stockholders' Equity
 (Deficit)
Current liabilities:
 Current portion--long-
  term obligation.......   $     --   $ 18,458   $     395     $    --      $    --     $  18,853
 Accounts payable.......         --        294      52,103        6,022          --        58,419
 Accrued interest.......         --        501       9,323          190          --        10,014
 Accrued incentives and
  advertising...........         --      1,343      30,469        2,496          --        34,308
 Accrued compensation...         --        486      18,559          962          --        20,007
 Other accrued
  expenses..............       1,768       437      28,740           93          --        31,038
                           ---------  --------   ---------     --------     --------    ---------
                               1,768    21,519     139,589        9,763          --       172,639
Long-term debt..........      30,580   643,124      13,912          --           --       687,616
Other noncurrent
 liabilities............       3,586       --       29,937         (156)         --        33,367
Deferred income taxes...      (2,206)      755      22,272        2,407          --        23,228
Stockholders' equity
 (deficit)..............    (122,837)  (91,555)    121,643       20,365      (50,453)    (122,837)
                           ---------  --------   ---------     --------     --------    ---------
 Total liabilities and
  stockholders' equity
  (deficit).............   $ (89,109) $573,843   $ 327,353     $ 32,379     $(50,453)   $ 794,013
                           =========  ========   =========     ========     ========    =========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               NOVEMBER 29, 1998
                                 (in thousands)

                                                                Combined
                                        Sealy      Combined       Non-
                             Sealy    Mattress    Guarantor    Guarantor
                          Corporation  Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- ---------  ------------ ------------ ------------ ------------
Assets
Current assets:
 Cash and cash
  equivalents...........   $     --   $      22    $  9,162     $ 2,050       $  --      $  11,234
 Accounts receivable,
  net...................         --       3,404      92,644      10,713          --        106,761
 Inventories............         --       1,216      38,123       4,388          --         43,727
 Prepaid expenses and
  deferred taxes........         714        341      22,190       3,200          --         26,445
                           ---------  ---------    --------     -------       ------     ---------
                                 714      4,983     162,119      20,351          --        188,167
Property, plant and
 equipment, at cost.....         --       4,796     172,375      12,140          --        189,311
Less: accumulated
 depreciation...........         --      (1,730)    (49,189)     (2,583)         --        (53,502)
                           ---------  ---------    --------     -------       ------     ---------
                                 --       3,066     123,186       9,557          --        135,809
Other assets:
 Goodwill and other
  intangibles, net......         --      14,050     350,291      25,851          --        390,192
 Net investment in and
  advances to (from)
  subsidiaries and
  affiliates............    (108,153)   493,268    (364,090)    (26,614)       5,589           --
 Debt issuance costs,
  net and other assets..         --      28,929       7,959          24          --         36,912
                           ---------  ---------    --------     -------       ------     ---------
                            (108,153)   536,247      (5,840)       (739)       5,589       427,104
                           ---------  ---------    --------     -------       ------     ---------
 Total assets...........   $(107,439) $ 544,296    $279,465     $29,169       $5,589     $ 751,080
                           =========  =========    ========     =======       ======     =========
Liabilities and
 Stockholders' Equity
 (Deficit)
Current liabilities:
 Current portion--long-
  term obligations......   $     --   $   8,375    $    201     $   --        $  --      $   8,576
 Accounts payable.......         --          93      41,067       4,934          --         46,094
 Accrued interest.......         --         --       13,432         --           --         13,432
 Accrued incentives and
  advertising...........         --       1,626      28,685       2,140          --         32,451
 Accrued compensation...         --         357      14,576         950          --         15,883
 Other accrued
  expenses..............       1,985        391      23,166         848          --         26,390
                           ---------  ---------    --------     -------       ------     ---------
                               1,985     10,842     121,127       8,872          --        142,826
Long-term obligations...      28,023    641,796      12,452         --           --        682,271
Other noncurrent
 liabilities............       3,585        --       32,484         --           --         36,069
Deferred income taxes...      (2,206)       755      26,467       3,724          --         28,740
Stockholders' equity
 (deficit)..............    (138,826)  (109,097)     86,935      16,573        5,589      (138,826)
                           ---------  ---------    --------     -------       ------     ---------
 Total liabilities and
  stockholders' equity
  (deficit).............   $(107,439) $ 544,296    $279,465     $29,169       $5,589     $ 751,080
                           =========  =========    ========     =======       ======     =========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED AUGUST 29, 1999
                                 (in thousands)

                                                              Combined
                                       Sealy     Combined       Non-
                             Sealy    Mattress  Guarantor    Guarantor
                          Corporation Company  Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- -------- ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............     $  7      $1,482    $34,598      $  (812)       $--        $35,275
                             ----      ------    -------      -------        ----       -------
Cash flows from
 investing activities:
 Purchase of property
  and equipment, net....      --         (118)    (8,773)          73         --         (8,818)
 Investment in
  affiliates............                                      (27,740)                  (27,740)
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates............       61      (5,873)   (30,395)      36,207         --            --
                             ----      ------    -------      -------        ----       -------
Net proceeds provided by
 (used in) investing
 activities.............       61      (5,991)   (39,168)       8,540         --        (36,558)
Cash flows from
 financing activities:
 Treasury stock
  repurchase costs, net
  of direct expenses....      (85)        --         --           --          --            (85)
 Proceeds from repayment
  of long-term
  obligations, net......      --        4,491      1,655          --          --          6,146
 Equity issuance........       17         --         --           --          --             17
                             ----      ------    -------      -------        ----       -------
 Net cash provided by
  (used in) financing
  activities............      (68)      4,491      1,655          --          --          6,078
                             ----      ------    -------      -------        ----       -------
Change in cash and cash
 equivalents............      --          (18)    (2,915)       7,728         --          4,795
Cash and cash
 equivalents:
Beginning of period.....      --           22      9,162        2,050         --         11,234
                             ----      ------    -------      -------        ----       -------
End of period...........     $--       $    4    $ 6,247      $ 9,778         --        $16,029
                             ====      ======    =======      =======        ====       =======

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED AUGUST 30 1998
                                 (in thousands)

                                                                Combined
                                        Sealy      Combined       Non-
                             Sealy    Mattress    Guarantor    Guarantor
                          Corporation  Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- ---------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............   $    (153) $  (1,672)   $ 19,631     $(1,051)        --       $  16,755
Cash flows from
 investing activities:
 Purchase of property
  and equipment, net....         --        (172)    (20,830)        --          --         (21,002)
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates............     637,275   (630,884)     (7,068)        677         --             --
                           ---------  ---------    --------     -------        ----      ---------
Net proceeds provided by
 (used in) investing
 activities.............     637,275   (631,056)    (27,898)        677         --         (21,002)
Cash flows from
 financing activities:
 Treasury stock
  repurchase costs, net
  of direct expenses....    (413,078)       --          --          --          --        (413,078)
 Proceeds from
  (repayment of) long-
  term obligations,
  net...................    (330,000)   664,697      10,088         --          --         344,785
 Equity issuances.......     121,317        --          --          --          --         121,317
 Debt issuance costs....         --     (31,989)        --          --          --         (31,989)
 Costs associated with
  tender offer of prior
  debt..................     (15,361)       --          --          --          --         (15,361)
                           ---------  ---------    --------     -------        ----      ---------
 Net cash provided by
  (used in) financing
  activities............    (637,122)   632,708      10,088         --          --           5,674
                           ---------  ---------    --------     -------        ----      ---------
Change in cash and cash
 equivalents............         --         (20)      1,821        (374)        --           1,427
Cash and cash
 equivalents:
Beginning of period.....         --          20       2,062       3,975         --           6,057
                           ---------  ---------    --------     -------        ----      ---------
End of period...........   $     --   $     --     $  3,883     $ 3,601        $--       $   7,484
                           =========  =========    ========     =======        ====      =========

                               SEALY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2--Quarter Ended August 29, 1999 compared with Quarter Ended August 30,
1998

   Net Sales. Net sales increased $30.7 million, or 12.7% for the quarter ended August 29, 1999, when compared to the quarter ended August 30, 1998. The increase is attributable to a 2.8% increase in average unit selling price and a 9.9% increase in unit volume. The increase in unit volume is due to the successful launch of the Sealy Posturepedic Golden Anniversary at high velocity price points as well as continued strong increases in Crown Jewel Dual Support System ("DSS") and Stearns & Foster lines. The increase in average unit selling price is primarily attributable to the introduction of the Crown Jewel DSS line and a strong increase in the Stearns & Foster brand.

   Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, decreased 0.4 percentage points to 54.8%. This decrease is primarily attributable to an increase in sales of higher end units, such as the Crown Jewel DSS and Stearns & Foster brands with higher gross margins than average; improved plant efficiencies; a reduction in manufacturing overhead and reduced prices for certain raw materials, partially offset by increased performance based compensation.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $0.1 million. This increase is primarily due to increased marketing expenses of $2.4 million associated with increased sales volume, as well as higher cooperative advertising and promotions associated with the Golden Anniversary product launch. The Company also incurred an additional $0.6 million of depreciation expense associated with capital spending and $1.8 million for performance based compensation, partially offset by ($3.1) million decrease in Corporate Headquarters and Research and Development Center relocation expenses; ($0.8) lower legal expenses primarily due to timing; ($0.2) million in Year 2000 and other system upgrades and ($0.6) million in other various corporate expenses.

   Interest Expense. Interest expense, net of interest income, decreased $0.9 million primarily due to lower average interest rates associated with the floating rate debt and lower average debt levels.

   Income Tax. The Company's effective income tax rates in 1999 and 1998 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate was 46.5% for the quarter ended August 29, 1999 as compared to 25.0% for the quarter ended August 30, 1998. The relatively low effective tax rate for 1998 was due to low full year projected pretax income resulting from increased leverage and compensation charges associated with the Recapitalization, as well as the charges related to the Corporate Headquarters, Research and Development Center and Lexington plant relocation to High Point, North Carolina.

   Net Income (Loss). For the reasons set forth above, the Company recorded net income of $11.6 million for the quarter ended August 29, 1999 versus net income of $4.4 million for the quarter ended August 30, 1998.

Nine months Ended August 29, 1999 compared with Nine months Ended August 30,
1998

   Net Sales. Net sales increased $62.4 million, or 9.4% for the nine months ended August 29, 1999, when compared to the nine months ended August 30, 1998. The increase is attributable to a 4.1% increase in average unit selling price and a 5.3% increase in unit volume. The increase in average unit selling price is primarily attributable to the introduction of the Crown Jewel DSS line and a strong increase in the Stearns & Foster brand.

   Cost of Goods Sold. Cost of goods sold for the nine months, as a percentage of net sales, decreased 1.5 percentage points to 55.1%. This decrease is primarily attributable to an increase in sales of higher end units,

                               SEALY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

such as the Crown Jewel DSS and Stearns & Foster brands with higher margins than average, improved plant efficiencies, a reduction in manufacturing overhead and reduced prices for certain raw materials.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $13.8 million. This increase is primarily due to increased marketing expenses of $10.5 million, associated with increased sales volume, as well as higher cooperative advertising and promotions associated with the new Crown Jewel DSS and Golden Anniversary product launch. The Company also incurred an additional $2.0 million of depreciation expense associated with capital spending, additional performance based compensation $3.0 million, increased foreign currency losses of $0.8 million associated with its foreign operations (primarily associated with test market activities in Brazil) and $0.8 million of expenses associated with increased business activity. Increases in selling, general, and administrative expenses were partially offset by a reduction of expenses associated with the relocation of the Corporate Headquarters and Research and Development Center to High Point, North Carolina ($3.3) million.

   Compensation Associated with Recapitalization. During the first nine months of 1998, the Company recorded a charge of $18.7 million as a result of accelerated vesting of stock options and restricted stock, other incentive based compensation payments and option grants to employees in connection with the Recapitalization.

   Interest Expense. Interest expense, net of interest income, decreased $1.5 million primarily due to lower average interest rates associated with the floating rate debt and lower average debt levels.

   Income Tax. The Company's effective income tax rates in 1999 and 1998 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate for 1999 is expected to be approximately 48.0% compared to 7.5% for 1998. The relatively low effective tax rate for 1998 was due to low full year projected pretax income resulting from increased leverage and compensation charges associated with the Recapitalization, as well as the charges related to the Corporate Headquarters, Research and Development Center and Lexington plant relocation to High Point, North Carolina.

   Extraordinary Item. During the first nine months of 1998, the Company recorded a $14.5 million charge, net of income tax benefit of $9.7 million, representing the write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the tender offer for the Parent notes in connection with the Recapitalization.

   Net Income (Loss). For the reasons set forth above, the Company recorded net income of $15.2 million for the nine months ended August 29, 1999 versus a net loss of ($29.6) million for the nine months ended August 30, 1998.

Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $9.5 million for the nine months ended August 29, 1999. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At August 29, 1999, the Company had approximately $79.3 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $7.7 million outstanding.

                               SEALY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

The weighted average effective interest rate on the Company's debt for the nine months ended August 29, 1999 was 9.3%.

   From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales.

   During the third quarter of 1999, using cash from continuing operations and borrowings under its credit facility, the Company contributed $29.8 million in cash and other assets to Mattress Holdings International, LLC ("MHI"), a company controlled by Sealy's largest stockholder, Bain Capital, Inc., in exchange for a non-voting interest in MHI. The Company's investment in MHI was made to fund domestic and international loans, advances, and investments by MHI in joint ventures, licensees, retailers, and others in order to enhance business relationships and build incremental sales. In addition, the Company has guaranteed the obligations of MHI under investment documents governing MHI's investments and has indemnified MHI with respect to such investments.

Year 2000 Issue

   Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and the Year 2000 ("Year 2000 Issue"). This could result in system failures or data corruption for the Company, its customers or suppliers which could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in business activities or to receive information, services, raw materials and supplies, or payment from suppliers, customers or business partners or any other companies with which the Company conducts business.

   The Company conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to its existing computer operating systems will be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the Company's existing system including the same release of such system. The Company has received converted source code from the contracted vendor, has validated the code, and is currently implementing the converted programs. As of September 26, 1999, 25 of 26 locations are in "production status" with the Y2K compliant business system. The remaining location is scheduled for October, 1999 implementation. Due to the level of completion of its plan, the Company has not deemed it necessary to develop contingency plans for any of the applications being converted. Senior management regularly reviews the status of the Year 2000 program and the Company has hired an independent third party to review and report on the Company's status and preparedness.

   The Company has replaced personal computers and phone systems that are not Year 2000 compliant. The Company has confirmed that its primary manufacturing equipment is Year 2000 compliant. Major suppliers to the Company have been contacted and the Company has received confirmation of Year 2000 compliance.

   The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations. The required code changes, testing and implementation necessary to address the Year 2000 Issue are expected to cost approximately $3.5 million and the Company has incurred $3.2 million through September, 1999, with approximately $0.7 incurred during the current quarter. The Company estimates that it is approximately 95% complete with the efforts required to be Year 2000 compliant.

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

Item 1. Legal Proceedings

   See Note F to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

     None

   (b) Reports on Form 8-K:

     None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SEALY CORPORATION

                                                           Title
              Signature

         /s/ Ronald L. Jones              Chairman, President and Chief
By: _________________________________     Executive Officer Ronald L. Jones
           Ronald L. Jones                (Principal Executive Officer)

           /s/ E. Lee Wyatt               Corporate Vice President--
By: _________________________________     Administration and Chief Financial
             E. Lee Wyatt                 Officer E. Lee Wyatt (Principal
                                          Accounting Officer)

Date: October 13, 1999