Form 10-K405
period 1999-11-28
SEALY CORP
filed 2000-02-28
CIK 748015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended November 28, 1999

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                        Securities Exchange Act of 1934

   For the Transition                                        Commission file
 Period from     to                                              number
                                                                 1-8738

                               SEALY CORPORATION

        DELAWARE                                               36-3284147
       (State of                                             (I.R.S. ID No.)
     incorporation)

      Sealy Drive                                                 27370
   One Office Parkway                                          (Zip Code)
Trinity, North Carolina
              Registrant's telephone number, including area code
                                (336) 861-3500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 14, 2000: not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares of the registrant's common stock outstanding as of February 14, 2000 is approximately: 31,484,951

          DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

 General

  Sealy Corporation (the "Company" or the "Parent"), through its subsidiaries, is the largest bedding manufacturer in North America and manufactures and markets a complete line of conventional bedding products including mattresses and foundations. The Company's conventional bedding products include the SEALY(R), SEALY POSTUREPEDIC(R), SEALY POSTUREPEDIC CROWN JEWEL(R), SEALY CORRECT COMFORT(R), and the STEARNS & FOSTER(R) brands and account for approximately 98% of the Company's total net sales for the year ended November 28, 1999. The Company has a component parts manufacturing subsidiary which produces substantially all of the Company's mattress innerspring requirements and approximately 50% of the Company's boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

 Conventional Bedding

  Industry and Competition. According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, over 700 manufacturers of mattresses and foundations make up the U.S. conventional bedding industry, generating wholesale revenues of $3.9 billion during calendar year 1998. According to ISPA, approximately 71% of conventional bedding is sold to furniture stores and specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers, membership clubs and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-third of conventional bedding is sold for replacement purposes, and the average time between consumer purchases of conventional mattresses is 7 to 8 years. Factors such as disposable income, sales of homes, a trend toward more bedrooms per home, growth in the U.S. population, and heightened consumer awareness of the bedding category also have an effect on bedding purchases.

  Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic, Sealy Posturepedic Crown Jewel, Sealy Correct Comfort, and Stearns & Foster. Sealy branded products are considered by management to be the most well recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, brand name recognition, service and price. The Company's largest competitors include Serta, Inc. and Simmons Company. Management believes the Company derives a competitive advantage over its conventional bedding competitors as a result of strong consumer recognition of Sealy branded products, as well as the high quality and innovative product offerings.

  Products. The Company manufactures a complete line of conventional bedding options in various sizes ranging in retail price from under $200 to approximately $4,000 per queen size set. Sealy Posturepedic brand mattress is the largest selling mattress brand in North America. Approximately 96% of the Sealy brand and the Stearns & Foster brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name.

  Customers. The Company serves over 7,400 retail outlets (approximately 3,200 customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 27% of the Company's net sales for the year ended November 28, 1999 and no single customer accounted for over 10% of the Company's net sales.

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

  The Company's sales force structure is generally based on regions of the country and districts within those regions, and also includes a sales staff for specific national accounts. The Company believes that it has the most comprehensive training and development programs for its sales force, including its University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

  The Company's sales force emphasizes follow-up service to retail stores and provides retailers with promotional and merchandising assistance, as well as extensive specialized professional training and instructional materials. Training for retail sales personnel focuses on several programs, designed to assist retailers in maximizing the effectiveness of their own sales personnel, store operations, and advertising and promotional programs, thereby creating loyalty to, and enhanced sales of, the Company's products.

  Suppliers. The Company purchases raw materials and certain components from a variety of vendors. The Company purchases approximately 50% of its Sealy foundation parts from a single third-party source, which has patents on various interlocking wire configurations (the "Wire Patents"), and manufactures the remainder of these parts as a licensee under the Wire Patents. The Company purchases substantially all of its Stearns & Foster foundation parts from the same single third-party source. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal component parts manufacturing capacity. See "Components Division." As is the case with all of the Company's product lines, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same, similar or alternative components are available.

  Manufacturing and Facilities. The Company manufactures most conventional bedding to order and has adopted "just-in-time" inventory techniques in its manufacturing process to more efficiently serve its dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five days of receipt. This rapid delivery capability allows the Company to minimize its inventory of finished products and better satisfy customer demand for prompt shipments.

  The Company operates 25 bedding manufacturing facilities and three component manufacturing facilities in 19 states, three Canadian provinces, Puerto Rico and Mexico. Management believes that through the utilization of extra shifts, it will be able to continue to meet growing demand for its products without a significant investment in facilities. See Item 2, "Properties," herein. The Company also operates a Research and Development center in High Point, North Carolina with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company's products with those of its competitors and develops new products and processes. The Company has developed and patented a computerized model of an adult person, known as Dataman, which is used in testing the support level of its mattresses. In addition, the Company has developed very advanced and proprietary methods (Digital Image Analysis) of dynamically measured spinal morphology on any human subject in any sleep position. This sophisticated technology is expected to enhance Sealy's Posturepedic brand leadership and market position.

 Components Division

  The Company operates a Components Division with headquarters in Rensselaer, Indiana. The Components Division sells its component parts at current market prices exclusively to the Company's bedding plants and licensees. The Components Division currently provides substantially all of the Company's mattress innerspring unit requirements. The Components Division also supplies approximately 50% of the Company's Sealy foundation parts requirements under a license of the Wire Patents. In March 1997, the Company divested the assets of its mattress insulator pad manufacturing operation in South Brunswick, New Jersey. The Components

Division operates three owned manufacturing sites located in Rensselaer, Indiana; Delano, Pennsylvania; and Colorado Springs, Colorado. See Item 2, "Properties," herein.

  Over the last eight years, the Company has made substantial commitments to ensure that the coil-making equipment at its component plants remains state-of-the-art. Since 1989, the Company has installed 40 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company's innerspring requirements over that time period from approximately 60% to substantially all.

  In addition to reducing the risks associated with relying on single sources of supply for certain essential raw materials, the Company believes the vertical integration resulting from its component manufacturing capability provides it with a competitive advantage. The Company believes that it is the only conventional bedding manufacturer in the United States with substantial innerspring and formed wire component-making capacity.

 International

  The Company has wholly-owned subsidiaries in Canada and Mexico which have marketing and manufacturing responsibilities for those markets. The Company has three manufacturing facilities in Canada and one in Mexico which comprise all of the wholly-owned manufacturing operations at November 28, 1999. The Company also has a manufacturing and sales joint venture in India.

  The Company also utilizes licensing agreements in certain international markets. Licensing agreements allow the Company to reduce exposure to political and economic risk abroad by minimizing investments in those markets. Ten foreign license agreements exist in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, and the Dominican Republic. In addition, the Company uses a Korean contract manufacturer to help service the Korean market, and distributes products directly in Taiwan, Hong Kong, Malaysia, Singapore and the Philippines. International test markets are currently in Spain and Brazil.

  The Company does not derive a material portion of its sales or revenue from its foreign operations or customers in any foreign country.

 Licensing

  At November 28, 1999, there are 16 separate license arrangements in effect with six domestic and ten foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services ("Klaussner", a furniture manufacturer), Sealy Furniture of Maryland (a sleep sofa manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), and Dorel Industries (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under license agreements between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain of the Company's trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in the United States. Sealy entered into a long-term license agreement with Klaussner on December 19, 1996 under which Klaussner will manufacture and market sofas, sleep sofas, chairs, recliners and other upholstered furniture products in North America, primarily under the Sealy Furniture(TM) logo. On April 1, 1998, Sealy entered into licensing arrangements with Pacific Coast Feather Company for the manufacture and sale of pillows, comforters and mattress pads under the Sealy brand name and Dorel Industries for the manufacture and sale of futons under the Sealy Furniture brand name.

  The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal year ended November 28, 1999, the licensing division as a whole generated royalties of approximately $9.9 million, which were accounted for as a reduction of selling, general and administrative expenses in the Consolidated Financial Statements included herein.

  See the International section for international licensees.

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

 Employees

  As of November 28, 1999, the Company had 5,460 full-time employees. Approximately 68% of the Company's employees at its 28 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory. We have only experienced two work stoppages in the last eight years due to labor disputes. Due to our ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. We have not encountered any significant organizing activity at our non-union facilities in that time frame.

 Seasonality/Other

  The Company's business is not materially seasonal. See Note 12 to the Consolidated Financial Statements of the Company included in Part II, Item 8 herein.

  Most of the Company's sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, the Company has a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within days of manufacture).

Item 2. Properties

  The Company's principal executives offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate, licensing and marketing services are provided to the Company by Sealy, Inc. (a wholly owned subsidiary of the Company), an Ohio Corporation.

  The Company administers component operations at its Rensselaer, Indiana facility. The Company leases an information technology facility in Cleveland, Ohio. The Company's leased facilities are occupied under leases, which expire from 2000 to 2008, including renewal options.

  The following table sets forth certain information regarding manufacturing facilities operated by the Company at February 14, 2000:

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

Item 3. Legal Proceedings

  The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and our subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that our manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and have concluded a pilot test of groundwater remediation system.

  In 1994, the Company filed claim in U.S. District Court against the former owner of the site and their lenders seeking contribution for site investigation and site remedial costs. In 1997, the Company received $1.7 million from a former owner of the site and one of the lenders to the former owner in final settlement of this litigation. In January 1997, we filed a cost recovery action in U.S. District Court against several of our past insurers. In November 1998, the Company settled these cases when the insurers paid the Company approximately $3.8 million.

  The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court to require these entities to complete the remediation and reimburse the Company for cleanup costs. Trial on this matter has been bifurcated with only the issue of damages going to trial in May 1999. In February 2000, the trial court judge found that approximately $0.5 million expended by the Company up to trial and up to $2.4 million in future costs are recoverable as reasonable remediation costs in this matter. The issues of liability and apportionment between the parties will be addressed in the second half of the trial.

  While the Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville remediation, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company.

  The Company has been identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act with regard to two waste disposal sites and under analogous state legislation with regard to a third. Although liability under these statutes is generally joint and several, as a practical matter, liability is usually allocated among all financially responsible parties. Based on the nature and quantity of our wastes, the Company believes that liability at each of these sites in unlikely to be material.

Item 4. Submission of Matters to a Vote of Security Holder

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  There is no established public trading market for any class of common equity of the Company.

  As of February 14, 2000 there are 20 holders of record of the Company's Class A shares, 7 holders of record of the Company's Class B shares, 20 holders of record of the Company's Class L shares and 7 holders of record of the Company's Class M shares. See Note 2 to the Consolidated Financial Statements, Part II, Item 8 herein for description of change in capital structure.

  No dividend or other distribution with respect to common stock was paid during the most recent two fiscal years. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, fiscal requirements and other factors deemed relevant by the Company's Board of Directors. The Company currently does not intend to pay any cash dividends in the foreseeable future; rather, the Company intends to retain earnings to provide for the operation and expansion of it business. Certain restrictive covenants contained in the Company's Senior Credit Agreements currently limit its ability to make dividend or other payments.

Item 6. Selected Financial Data

  The following tables set forth selected consolidated financial and other data of the Company for the years ended November 28, 1999, November 29, 1998, November 30, 1997, December 1, 1996, and November 30, 1995.

  The selected consolidated financial and other data set forth in the following tables have been derived from the Company's audited consolidated financial statements. The reports of PricewaterhouseCoopers LLP, independent accountants, covering the Company's Consolidated Financial Statements for the years ended November 28, 1999 and November 29, 1998 and KPMG LLP, independent auditors, covering the Company's Consolidated Financial Statements for the year ended November 30, 1997, are included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                          Year Ended   Year Ended   Year Ended  Year Ended     Year Ended
                         November 28, November 29, November 30, December 1,   November 30,
                             1999         1998         1997        1996           1995
                         ------------ ------------ ------------ -----------   ------------
                             (dollars and shares in millions, except per share data)
Statement of Operations
 Data:
  Net Sales.............   $ 985.7      $ 891.3      $ 804.8      $ 697.6       $ 653.9
  Costs and expenses....     953.3        913.9        764.2        672.8         610.9
  Income (loss) before
   income tax,
   extraordinary item
   and cumulative effect
   of change in
   accounting principle.      32.4        (22.6)        40.6         24.8          43.0
  Extraordinary loss(a).        --         14.5          2.0           --            --
  Cumulative effect of
   change in accounting
   principle(b).........        --           --          4.3           --            --
  Net income(loss)......      15.8        (33.8)        11.7         (0.5)(c)      19.5
  Liquidation preference
   for common L & M
   shares(d)............      13.5         11.7           --           --            --
                           -------      -------      -------      -------       -------
  Net income(loss)
   available to common
   shareholders.........   $   2.3      $ (45.5)     $  11.7      $  (0.5)      $  19.5
Other Data:
  Depreciation and
   amortization of
   intangibles..........   $  25.6      $  24.3      $  24.1      $  26.6       $  24.2
  Income from
   operations(e)........      97.4         44.9         72.0         53.6          74.0
  EBITDA(f).............     123.0         69.2         96.1         80.2          98.2
  Adjusted EBITDA(g)....     138.3        113.1        102.7         86.8          85.0
  Capital expenditures..      16.1         33.1         29.1         12.0          11.8
  Interest expense, net.      65.0         67.5         31.4         28.8          31.0
  Ratio of EBITDA to
   interest expense,
   net..................      1.9x         1.0x         3.1x         2.8x          3.2x
  Ratio of earnings to
   fixed charges(h).....      1.5x           --         2.2x         1.8x          2.3x
  Weighted average
   number of shares
   outstanding--
   diluted(i)...........    32,972       30,472       30,234       29,379        30,169
  Net income/(loss) per
   common
   share--diluted(i):
  Income/(loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting principle.   $  0.48      $ (0.63)     $  0.60      $ (0.02)      $  0.65
  Extraordinary item....        --        (0.48)       (0.07)          --            --
  Cumulative effect of
   change in accounting
   principle............        --           --        (0.14)          --            --
                           -------      -------      -------      -------       -------
  Net income/(loss).....      0.48        (1.11)        0.39        (0.02)         0.65
  Liquidation preference
   for common L & M
   shares...............     (0.41)       (0.38)          --           --            --
                           -------      -------      -------      -------       -------
  Net income(loss)
   available to common
   shareholders.........   $  0.07      $ (1.49)     $  0.39      $ (0.02)      $  0.65
                           =======      =======      =======      =======       =======

                         November 28, November 29, November 30, December 1, November 30,
                             1999         1998         1997        1996         1995
                         ------------ ------------ ------------ ----------- ------------
                                              (dollars in millions)
Balance Sheet Data:
  Total assets..........   $ 771.0      $ 751.1       $721.1      $739.9       $776.2
  Long-term obligations.     676.2        682.3        330.0       269.5        269.4
  Total debt............     690.3        690.8        330.0       288.1        286.9
  Stockholders' equity
   (deficit)............    (121.4)      (138.8)       205.1       293.0        330.9

--------
(a) During 1998 and 1997, the Company recorded extraordinary losses of $5.4 million and $2.0 million, net of income tax benefit of $3.6 million and $1.4 million, respectively, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the debt refinancing. Also, during 1998 the Company recorded an extraordinary loss of $9.1 million, net of income taxes of $6.1 million, representing premiums paid to existing note holders and consent fees paid in connection with the retirement of debt.
(b) During the fourth quarter of 1997, the Company changed its accounting policy to comply with EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation," which resulted in a loss of $4.3 million, net of income tax of $2.9 million, representing the write-off of previously capitalized costs as described in the EITF.
(c) On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture resulted in an aggregate book loss of $17.6 million, which was recorded in the fiscal year ended December 1, 1996. The loss is comprised of a loss on net assets held for sale of $11.8 million and income tax expense of $5.8 million arising from the tax gain on the transaction.
(d) Shares of L and M common are entitled to a preference over class A and B common with respect to any distribution by the Company to holders of its capital stock equal to the original costs of such shares ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually.
(e) Income from operations is calculated by adding interest expense, net to net sales less costs and expenses.
(f) EBITDA is calculated by adding interest expense, net, income tax expense (benefit) and depreciation and amortization of intangibles to income
    (loss) before extraordinary item and cumulative effect of change in accounting principle. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
(g) Adjusted EBITDA is calculated by adding to or deducting from EBITDA (as described above) certain items of income and expense consisting of: (i) stock-based compensation plans, (ii) any expenses related to addressing the Company's "Year 2000" information systems issue and EITF 97-13 reengineering efforts, (iii) High Point relocation, (iv) compensation associated with the Recapitalization, (v) loss on net assets held for sale and other write-downs in 1998 only, (vi) loss on write-off of Montgomery Ward accounts receivable and related factoring expense incurred in connection with bankruptcy of Montgomery Ward, (vii) executive severance and transition costs, and (viii) other relief items including, foreign currency losses, loss on disposal of certain assets, etc. Adjusted EBITDA is presented because it conforms to the definition of "Consolidated EBITDA" in the Notes Indenture (see "Description of Exchange Notes" and "Certain Definitions" within such section). The Company believes that the adjustment for these items is appropriate for such periods in order to provide an appropriate analysis of recent historical results. The following is a reconciliation of EBITDA to Adjusted EBITDA:

                                                        Fiscal Year
                                             ---------------------------------
                                              1999   1998   1997  1996   1995
                                             ------ ------ ------ ----- ------
                                                   (dollars in millions)
   EBITDA................................... $123.0 $ 69.2 $ 96.1 $80.2 $ 98.2
                                             ------ ------ ------ ----- ------
   Adjustments:
    Stock-based compensation................    6.7    --     1.6   4.7  (13.2)
    EITF 97-13 reengineering efforts........    5.0    4.1    1.0   --     --
    High Point relocation...................    2.0    7.5    --    --     --
    Compensation associated with
     Recapitalization.......................    --    18.9    --    --     --
    Loss on net assets held for sale and
     other write-downs......................    --    10.6    --    --     --
    Montgomery Ward bad debt and factoring
     losses.................................    --     --     4.0   --     --
    Executive severance and transition......    --     --     --    1.9    --
    Other relief items--including foreign
     currency losses, loss on disposal of
     certain assets, etc....................    1.6    2.8    --    --     --
                                             ------ ------ ------ ----- ------
     Total adjustments......................   15.3   43.9    6.6   6.6  (13.2)
                                             ------ ------ ------ ----- ------
    Adjusted EBITDA......................... $138.3 $113.1 $102.7 $86.8 $ 85.0
                                             ====== ====== ====== ===== ======

(h) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and extraordinary item plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the year ended November 29, 1998, earnings were insufficient to cover fixed charges by $22.6 million.
(i) Restated from previously published results due to the adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Year Ended November 28, 1999 Compared With Year Ended November 29, 1998

  Net Sales. Net sales for the year ended November 28, 1999, were $985.7 million, an increase of $94.4 million, or 10.6% from the year ended November 29, 1998. This increase is attributable to a 7.0% increase in unit volume, and a 3.6% increase in average unit selling price. The increase in unit volume is due to the successful launches of the Sealy Posturepedic Golden Anniversary ("Golden Anniversary") product at high unit volume price points and the Crown Jewel Dual Support System ("DSS") premium product line, as well as continued strong increases in the Stearns & Foster lines. The increase in average unit selling price is primarily attributable to the introduction of the Crown Jewel DSS line and a strong increase in the Stearns & Foster brand.

  Cost of Goods Sold. Cost of goods sold for the year, as a percentage of net sales, decreased 1.3 percentage points to 55.2%. This decrease is primarily attributable to an increase in sales of higher priced units, which have higher gross margins than average, improved plant efficiencies, higher overhead absorption from increased sales, and reduced prices for certain raw materials, partially offset by increased performance based compensation.

  Selling, General, Administrative. Selling, general, and administrative expense increased $24.3 million due to increased operating expense and Year 2000 costs of $27.6 million and $1.3 million respectively, partially offset by reduced costs associated with Corporate Headquarters and Research & Development relocation to High Point, North Carolina of $4.6 million. Selling, general and administrative costs decreased, as a percent of sales, to 33.0% in 1999 from 33.7% in 1998 primarily due to the leverage of fixed costs over the increased sales. Increased operating costs were primarily due to increases in marketing spending of $19.9 million, increased performance based compensation of $2.5 million, increased depreciation of $1.5 million, increased delivery expenses of $1.5 million, increased bad debt expense of $0.5 million, along with increased general administrative costs of $1.7 million. Increased marketing spending was due to increased sales volume, along with increased spending rate primarily associated with launch of the new Crown Jewel DSS and Golden Anniversary product lines. Increased depreciation was due to capital spending on upgraded business systems and new corporate and plant facilities. Increased delivery expenses were due to increased sales volume.

  Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of fair market value or original cost. The Company recorded a $6.7 million charge during fiscal 1999 to revalue this obligation to reflect an increase in the fair market value of the securities.

  Interest Expense. Interest expense, net of interest income, decreased $2.5 million primarily due to lower average outstanding debt levels as a result of increased operating cash flows during the year as well as lower average interest rates associated with the floating rate debt.

  Income Taxes. The Company's effective income tax rates for Fiscal 1999 and 1998 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local taxes. The Company's effective tax rate for Fiscal 1999 was approximately 51.1% compared to 14.7% for Fiscal 1998. The higher effective tax rate in 1999 is primarily due to the tax impact of foreign earnings and pretax income in 1999 compared to a pretax loss in 1998.

 Year Ended November 29, 1998 Compared With Year Ended November 30, 1997

  Net Sales. Net sales for the year ended November 29, 1998, were $891.3 million, an increase of $86.5 million, or 10.7% from the year ended November 30, 1997. This increase is attributable to a $91.8 million increase in conventional bedding sales offset by a $5.3 million decrease in sales of wood bedroom furniture.

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

  The decrease in sales of wood bedroom furniture, sold under the Samuel Lawrence brand, is due to the sale of this business in January, 1997. A description of the disposition of this business unit is provided in Note 15 to the Consolidated Financial Statements.

  Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased 0.5% to 56.5%. This improvement is primarily attributable to production economies from increased volume partially offset by higher start-up costs associated with the integration of new products into production.

  Selling, General, and Administrative. Selling, general, and administrative expenses increased $41.5 million due to increased operating expenses of $29.9 million, business system and Y2K costs of $4.1 million, and costs associated with the Corporate Headquarters and Research & Development Center and Lexington plant relocation to High Point, North Carolina of $7.5 million. Increased operating costs were primarily due to increases in marketing spending, $22.0 million, and delivery expenses, $4.8 million, foreign currency loss $1.6 million and increased general and administrative costs of $1.5 million. Increased marketing spending was due to increased sales volume, along with an increased spending rate for cooperative advertising and promotions. Increased delivery expenses were due to increased sales volume, along with increased spending rate.

  Loss on Net Assets Held for Sale and Other Write-Downs. Loss on net assets increased $10.6 million as a result of rationalization of certain manufacturing processes, write-down of idled assets, and write-down of previously capitalized software modules, which will not be implemented.

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

  Income Taxes. The Company's effective income tax rates for Fiscal 1998 and 1997 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate for Fiscal 1998 was approximately 14.7% compared to 55.4% for Fiscal 1997. The higher effective tax rate in 1997 is primarily due to the impact of State and Local taxes on 1997's pretax income compared to a pretax loss in 1998, permanent differences related to the 1993 Acquisition, and taxes arising from the sale of the South Brunswick Pad Plant. See Note 9 to the Consolidated Financial Statements.

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

 Liquidity and Capital Resources

  The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. The Company made capital expenditures aggregating $16.1 million and $33.1 million during Fiscal 1999 and 1998, respectively. The decrease in capital spending in Fiscal 1999 was primarily attributable to the Company's acquisition of property, manufacturing facility and office building and construction of the new headquarters facility in High Point, North Carolina, during 1998. The Company has funded Fiscal 1999 capital expenditures with cash generated by operations. Management believes that annual capital expenditure limitations in the Senior Credit Agreements will not significantly inhibit the Company from meeting its ongoing capital needs. We expect fiscal 2000 capital expenditures to be approximately $13 million more than fiscal year 1999. This increase is primarily due to purchase of more efficient manufacturing equipment, information technology system upgrades, and expansion of the Mexico plant.

  From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. In fiscal 1999, the Company contributed $29.7 million in cash and other assets to Mattress Holding International, LLC, a company controlled by our largest shareholder, Bain Capital, Inc., for such purposes. See Note 16 in the Financial Statements-- "Related Party Transactions".

  On June 23, 1998, the Company secured permanent financing for the property, manufacturing facility and office building in High Point, North Carolina as purchased on April 13, 1998 and to fund the construction of the new Corporate headquarters facility at this site. The initial purchase price of $8.4 million was paid at closing and was financed on a temporary basis with a draw from the Revolving Credit Facility. The permanent loan agreement provides for borrowings not to exceed $14.5 million of which the Company has $14.2 million outstanding at November 28, 1999. In conjunction with the permanent financing, senior lenders approved an amendment to the senior credit facilities and related covenants to permit the transaction.

  On October 30, 1997, Parent entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chilmark Fund,

L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of Parent (the "Existing Common Stock"). Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into Parent with Parent being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (85.3% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash equal to $419.3 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into voting preferred stock and then reconverted into $25.0 million in aggregate principal amount of junior subordinated notes of the Company and a retained voting common stock interest in the Company of approximately 14.7%. In March 1999, the Company's non-management shareholders and ten of the Company's senior executives purchased all of the Company's common stock held by Zell.

  Concurrent with the Recapitalization, the Company refinanced existing indebtedness (the "Refinancing") by Sealy Mattress Company (the "Issuer"), a wholly owned subsidiary of the Parent, entering into and borrowing $460 million under the Senior Credit Agreements and by issuing $125 million of Senior Subordinated Notes and $128 million of Senior Subordinated Discount Notes.

  Upon the consummation of the Recapitalization, Parent and certain of its stockholders, including the Bain Funds; Harvard Private Capital Holdings, Inc. ("Harvard"); Sealy Investors 1, LLC; Sealy Investors 2, LLC; Sealy Investors 3, LLC (the "LLCs"); and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement (i) required that each of the parties thereto vote all of its voting securities of Parent and take all other necessary or desirable actions to cause the size of the Board of Directors of Parent to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) granted Parent and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of Parent held by Zell, Harvard or the LLCs; (iii) granted Harvard a right of first offer on any proposed transfer of shares of capital stock of Parent held by the Bain Funds; (iv) granted tag-along rights on certain transfers of shares of capital stock of Parent; (v) required the Stockholders to consent to a sale of Parent to an independent third party if such sale is approved by holders of shares constituting a majority of the then outstanding shares of voting common stock of Parent; and (vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of Parent until the tenth anniversary of the date of the consummation of the Recapitalization. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an Initial Public Offering or an Approved Sale (as each is defined in the Stockholders Agreement).

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

  On November 18, 1997, Parent commenced an offer (the "Tender Offer") to purchase for cash up to all (but not less than a majority in principal amount outstanding) of its Parent Notes and a related solicitation (the "Consent Solicitation") of consents to modify certain terms of the Indenture under which the Parent Notes were issued (the "Parent Note Indenture"). The purchase price to be paid with respect to validly tendered Parent Notes and related consents was determined by a formula set forth in the offer to purchase with respect to the Tender Offer. The Offerings were conditioned upon the consummation of the Tender Offer for, and the obtaining of consents with respect to, at least a majority in aggregate principal amount of the Parent Notes outstanding. Parent's obligation to accept for purchase and to pay for the Parent Notes validly tendered pursuant to the Tender Offer was conditioned upon, among other things, consummation of the other elements of the Recapitalization.

  On March 30, 1998, the Company announced a call for redemption of all remaining outstanding Parent Notes that were not redeemed at December 18, 1997. The redemption price of 106.33%, plus accrued interest, or $2.5 million, was paid on May 1, 1998, after which time interest ceased to accrue on the Notes.

  The Company's 1997 Credit Agreement was terminated in connection with the Recapitalization. The 1997 Credit Agreement provided for a $275.0 million reducing revolving credit facility and a discretionary swing loan facility of up to $20.0 million. Upon consummation of the Recapitalization, the Issuer entered into the AXELs credit agreement (the "Senior AXELs Credit Agreement") and a credit agreement providing for Tranche A Term Loans and revolving borrowings (the "Senior Revolving Credit Agreement" and, together with the Senior AXELs Credit Agreement, the "Senior Credit Agreements"). The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Transactions. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and bears interest at a floating rate. See Note 17 to the Consolidated Financial Statements for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. At November 28, 1999, the Company had approximately $87.5 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $7.7 million. The Revolving Credit Facility expires in fiscal 2002. The Company expects it will have the ability to renew the existing revolving credit facility or have the ability to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations.

  Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on its current Revolving Credit Facility or a new revolving credit agreement, if the current agreement is not renewed when it expires in 2002.

  Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially (subject to reduction based on attainment of certain leverage ratio levels) bears interest at a rate based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by Morgan Guaranty Trust Company of New York from time to time, as its base rate and (y) the Federal funds effective rate from time to time plus 0.50%) plus 1.25% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 1.50% in respect of the AXELs Series B, 1.75% in respect of the AXELs Series C and 2.00% in respect of the AXELs Series D, or (ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two, three or six months (or, subject to general availability, two weeks or twelve months), in each case plus 2.25% in respect of Tranche A Term Loans and Revolving Loans, 2.50% in respect of AXELs Series B, 2.75% in respect of AXELs Series C and 3.00% in respect to AXELs Series D. The Company's net weighted average borrowing cost was 8.8% and 9.0% for Fiscal 1999 and 1998 respectively.

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

  The Senior Subordinated Notes, which are guaranteed by the Parent, in aggregate principal amount of $125.0 million were issued in the Offering and mature on December 15, 2007. Interest on the Senior Subordinated Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1998, to Holders of record on the immediately preceding June 1 and December 1.

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

  The Senior Subordinated Discount Notes, which are guaranteed by the Parent, in aggregate principal amount of $128.0 million were issued in the Offering, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

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

  At November 28, 1999, the Company was in compliance with the financial covenants of all debt.

 Foreign Operations and Export Sales

  The Company has three manufacturing facilities in Canada and one in Mexico, which comprise all of the Company's foreign-owned manufacturing operations at November 28, 1999. The Company also holds a fifty percent interest in a manufacturing and sales joint venture in India. The Company uses a Korean contract manufacturer to help service the Korean market and distribute products directly in Taiwan, Hong Kong, Malaysia, Singapore and the Philippines and has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia and the Dominican Republic. Additional international test markets are currently operating in Spain and Brazil. The Company does not derive a material portion of its sales or revenues from its wholly owned foreign operations or from customers in any foreign country.

 New Accounting Pronouncements

  In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999, the Company's fiscal year 2000. The effective date has been delayed to June 15, 2000, the Company's fiscal year 2001, as the result of the FASB's issuance in August 1999 of FAS 137. "Accounting for Derivative Instruments and Hedging Activities,"deferral of the effective date of FASB statement 133. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

 Fiscal Year

  The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30. The fiscal years ended November 28, 1999, November 29, 1998 and November 30, 1997 were 52-week years.

 Year 2000 Issue

  Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and the Year 2000 ("Year 2000 Issue"). This could result in system failures or data corruption for the Company, and its customers or suppliers. This could cause disruptions of operations after January 1, 2000, including, among other things, a temporary inability to process transactions or engage in business activities or to receive information, services, raw materials and supplies, or payment from suppliers, customers or business partners or any other companies with which the Company conducts business.

  The Company conducted a comprehensive impact analysis to determine what computing platforms and date-aware functions with respect to the sting computer operating systems would be disrupted by the Year 2000 Issue. In January 1998, the Company completed a prioritization of the impacted areas identified to date and commenced the detailed program code changes through a contracted third party vendor which has experience in Year 2000 conversions for the existing system including the same version of the system. The Company has received converted source code from the contracted vendor and has implemented the converted programs. Prior to December 31, 1999, all facilities were in "production status" with the Y2K compliant business system.

  The Company also replaced personal computers and phone systems that were not Year 2000 compliant, and confirmed that our primary manufacturing equipment was Year 2000 compliant. Our major suppliers were contacted and we received confirmation of their Year 2000 compliance.

  The Company funded the expenditures related to the Year 2000 plan with cash flows from operations. The required code changes, testing and implementation necessary to address the Year 2000 Issue cost approximately $3.3 million.

  Although the Company believes that it successfully avoided any significant disruption from the Year 2000 Issue relating to the century rollover, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems relating to the leap year and problems encountered through suppliers, customers and other third parties with whom the Company deals. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact at this time.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

 Foreign Currency Exposures

  The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material to earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

  The Company enters into forward, swap and option currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily on raw material purchase transactions denominated in U.S. Dollars. During 1999, the Company amortized $0.9 million of hedge premiums primarily related to foreign exchange contacts to exchange Mexican Pesos for U.S. Dollars. During 1999, the Company recognized losses of ($0.6) million and ($0.4) million related to the Canadian Dollar and Mexican Peso contracts, respectively. The Company had no contracts outstanding at November 28, 1999. In December 1999, the Company incurred $0.1 million to purchase an Average Rate Option Canadian Dollar Put in the amount of Canadian $17.0 million with a strike price of Canadian $1.50. Additionally, the Company incurred $0.1 million to purchase Mexican Peso Put Options for
57.4 million Mexican Pesos with strike prices ranging between 10.21 and 11.24 Mexican Pesos per U.S. Dollar. These options will settle quarterly and expire at the end of fiscal 2000.

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

  The Company has entered into interest rate swap and collar agreements to reduce the impact of changes in interest rates on all or a portion of its floating rate debt. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash paid for the interest rate swap and collar agreements is recorded as a prepaid expense in the consolidated balance sheet and charged to interest expense over the life of the agreement.

  As of November 28, 1999, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin):

                                           Notional Amount Range for
1998                                         (millions)    LIBOR Rate   Period
----                                       --------------- ----------  ---------
Interest Rate Collar......................      $ 200      6.50%-4.93% 1/98-1/01
Interest Rate Swap........................      $ 150         5.89%    9/99-9/01
Interest Rate Swap........................      $ 100        5.775%    9/99-3/00

Item 8. Financial Statements and Supplementary Data


                               SEALY CORPORATION

                       Consolidated Financial Statements

                    November 28, 1999 and November 29, 1998
         (With Independent Accountants' and Auditors' Reports Thereon)

                       Report of Independent Accountants

To the Board of Directors and
 Stockholders of Sealy Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sealy Corporation and its subsidiaries (the "Company") at November 28, 1999 and November 29, 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of the Company as of November 30, 1997 and for the year then ended were audited by other independent accountants whose report dated January 8, 1998 expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP
Greensboro, North Carolina
January 7, 2000

                        Report of Independent Auditors

The Board of Directors and Stockholders
 Sealy Corporation:

  We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Sealy Corporation and subsidiaries (the Company) for the year ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Sealy Corporation and subsidiaries for the year ended November 30, 1997 in conformity with generally accepted accounting principles.

Cleveland, Ohio                                                        KPMG LLP
January 8, 1998

                               SEALY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                                      November 28, November 29,
                                                          1999         1998
                                                      ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................   $ 10,845     $ 11,234
 Accounts receivable--Non-Affiliates (net of
  allowance for doubtful accounts, 1999-$10,123;
  1998-$8,211).......................................    105,200      106,761
 Accounts receivable--Affiliates (net of allowance
  for doubtful accounts, 1999-$-0-)..................     14,275           --
 Inventories.........................................     44,681       43,727
 Prepaid expenses....................................      5,968        7,257
 Prepaid taxes.......................................         --        1,994
 Deferred income taxes...............................     14,197       17,194
                                                        --------     --------
                                                         195,166      188,167
                                                        --------     --------
Property, plant and equipment--at cost:
 Land................................................     11,106       11,091
 Buildings and improvements..........................     69,269       60,029
 Machinery and equipment.............................    108,776       94,234
 Construction in progress............................      9,475       23,957
                                                        --------     --------
                                                         198,626      189,311
 Less accumulated depreciation.......................     60,525       53,502
                                                        --------     --------
                                                         138,101      135,809
                                                        --------     --------
Other assets:
 Goodwill--net of accumulated amortization (1999-
  $80,026; 1998-$68,259).............................    376,667      387,054
 Patents and other intangibles-net of accumulated
  amortization (1999-$9,246; 1998-$7,893)............      1,785        3,138
 Investment in affiliates............................     30,004           --
 Debt issuance costs, net, and other assets..........     29,230       36,912
                                                        --------     --------
                                                         437,686      427,104
                                                        --------     --------
                                                        $770,953     $751,080
                                                        ========     ========


          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                                      November 28, November 29,
                                                          1999         1998
                                                      ------------ ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion-long-term obligations...............   $ 14,145     $  8,576
 Accounts payable....................................     43,153       46,094
 Accrued expenses:
  Customer incentives and advertising................     32,301       32,451
  Compensation.......................................     23,173       15,883
  Interest...........................................     12,733       13,432
  Other..............................................     26,100       26,390
                                                        --------     --------
                                                         151,605      142,826
                                                        --------     --------
Long-term obligations................................    676,197      682,271
Other noncurrent liabilities.........................     41,185       36,069
Deferred income taxes................................     23,355       28,740
Stockholders' equity (deficit):
 Preferred stock, $0.01 par value; Authorized 100,000
  shares; Issued, none...............................         --           --
 Class L common stock, $0.01 par value; Authorized,
  6,000 shares; Issued (1999-1,486; 1998-2,169)......         15           22
 Class M common stock, $0.01 par value; Authorized,
  2,000 shares; Issued (1999-1,549; 1998-866)........         16            9
 Class A common stock, $0.01 par value; Authorized
  600,000 shares; Issued (1999-16,535; 1998-20,528) .        164          205
 Class B common stock, $0.01 par value; Authorized
  200,000 shares; Issued (1999-11,935; 1998-7,791) ..        120           78
 Additional paid-in capital..........................    134,547      134,530
 Retained (deficit) earnings.........................   (246,012)    (261,833)
 Common stock held in treasury, at cost..............        (85)          --
 Foreign currency translation adjustment.............    (10,154)     (11,837)
                                                        --------     --------
                                                        (121,389)    (138,826)
                                                        --------     --------
Commitments and contingencies........................         --           --
                                                        --------     --------
                                                        $770,953     $751,080
                                                        ========     ========


          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Year Ended
                                          --------------------------------------
                                          November 28, November 29, November 30,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Net sales--Non-affiliates...............    $940,666     $891,302     $804,834
Net sales--Affiliates...................      45,041           --           --
                                            --------     --------     --------
Total net sales.........................     985,707      891,302      804,834
                                            --------     --------     --------
Cost and expenses:
 Cost of goods sold--Non-affiliates.....     520,768      503,500      459,089
 Cost of goods sold--Affiliates.........      23,401           --           --
                                            --------     --------     --------
 Total cost of goods sold...............     544,169      503,500      459,089
 Selling, general and administrative
  (including provisions for bad debts of
  $2,248, $1,800 and $4,528,
  respectively).........................     324,612      300,356      258,839
 Loss on net assets held for sale and
  other write-downs.....................          --       10,634           --
 Compensation associated with
  recapitalization......................          --       18,886           --
 Stock based compensation...............       6,664           --        1,635
 Amortization of intangibles............      12,881       13,029       13,264
                                            --------     --------     --------
 Income from operations.................      97,381       44,897       72,007
 Interest expense, net..................      64,999       67,451       31,396
                                            --------     --------     --------
  Income/(loss) before income taxes,
   extraordinary item and cumulative
   effect of change in accounting
   principle............................      32,382      (22,554)      40,611
Income taxes (benefit)..................      16,561       (3,318)      22,509
                                            --------     --------     --------
 Income/(loss) before extraordinary item
  and cumulative effect of change in
  accounting principle..................      15,821      (19,236)      18,102
Extraordinary item-loss from early
 extinguishment of debt (net of income
 tax benefit of $-0-, $9,693 and $1,353,
 respectively) (Note 2).................          --       14,537        2,030
Cumulative effect of change in
 accounting principle (net of income tax
 benefit of $2,885) (Note 1)............          --           --        4,329
                                            --------     --------     --------
  Net income/(loss).....................      15,821      (33,773)      11,743
Liquidation preference for common L & M
 shares (Note 2)........................      13,461       11,716           --
                                            --------     --------     --------
  Net income/(loss) available to common
   shareholders.........................    $  2,360     $(45,489)    $ 11,743
                                            ========     ========     ========
Earnings/(loss) per common share--Basic:
 Before extraordinary item and
  cumulative effect of change
  in accounting principle...............    $   0.50     $  (0.63)    $   0.61
 Extraordinary item.....................          --        (0.48)       (0.07)
 Cumulative effect of change in
  accounting principle..................          --           --        (0.15)
                                            --------     --------     --------
  Net earnings/(loss)--Basic............        0.50        (1.11)        0.39
Liquidation preference for common L & M
 shares.................................       (0.43)       (0.38)          --
                                            --------     --------     --------
  Net earnings/(loss) available to
   common shareholders--Basic...........    $   0.07     $  (1.49)    $   0.39
                                            ========     ========     ========
Earnings/(loss) per common share--
 Diluted:
 Before extraordinary item and
  cumulative effect of change
  in accounting principle...............    $   0.48     $  (0.63)    $   0.60
 Extraordinary item.....................          --        (0.48)       (0.07)
 Cumulative effect of change in
  accounting principle..................          --           --        (0.14)
                                            --------     --------     --------
  Net earnings/(loss)--Diluted..........        0.48        (1.11)        0.39
 Liquidation preference for common L & M
  shares................................       (0.41)       (0.38)          --
                                            --------     --------     --------
  Net earnings/(loss) available to
   common shareholders--Diluted.........    $   0.07     $  (1.49)    $   0.39
                                            ========     ========     ========
Weighted average number of common shares
 outstanding:
 Basic..................................      31,473       30,472       29,575
 Diluted................................      32,972       30,472       30,234

          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                    Class L        Class M       Class A         Class B
                   ------------- -------------- ------------- --------------- -------------- Additional Retained
                   Comprehensive Common  Stock  Common Stock  Common   Stock  Common  Stock   Paid-in   Earnings   Treasury
                      Income     Shares  Amount Shares Amount Shares   Amount Shares  Amount  Capital   (Deficit)   Stock
                   ------------- ------  ------ ------ ------ -------  ------ ------  ------ ---------- ---------  --------
December 1,
1996............                    --    $--      --   $--    29,409   $294      11   $ --   $256,489  $  37,418    $ --
Net income......      $11,743       --     --      --    --        --     --      --     --         --     11,743      --
Management stock
award...........                    --     --      --    --       285      3      --     --      1,299         --      --
Performance
share plan......                    --     --      --    --       233      2      --     --       (134)        --      --
Exercised stock
options.........                    --     --      --    --         5     --      --     --         29         --      --
Valuation
adjustment on
common stock and
warrants subject
to repurchase...                    --     --      --    --        --     --      --     --       (363)        --      --
Dividend........                    --     --      --    --        --     --      --     --         --    (99,775)     --
Foreign currency
translation.....         (732)      --     --      --    --        --     --      --     --         --         --      --
                      -------
Total
comprehensive
income..........       11,011       --     --      --    --        --     --      --     --         --         --      --
                      -------    -----    ---   -----   ---   -------   ----  ------   ----   --------  ---------    ----
November 30,
1997............                    --     --      --    --    29,932    299      11     --    257,320    (50,614)     --
Net loss before
liquidation
preference......      (33,773)      --     --      --    --        --     --      --     --         --    (33,773)     --
Stock
compensation
related to
Recapitalization.                   --     --      --    --        --     --      --     --     16,413         --      --
Treasury stock
repurchase......                   339      4      --    --   (26,885)  (269)    (11)    --   (260,367)  (177,446)     --
Equity
issuances.......                 1,830     18     866     9    16,472    164   7,791     78    121,048         --      --
Exercised stock
options.........                    --     --      --    --     1,009     11      --     --        116         --      --
Foreign currency
translation.....       (9,898)      --     --      --    --        --     --      --     --         --         --      --
                      -------
Total
comprehensive
income..........      (43,671)      --     --      --    --        --     --      --     --         --         --      --
                      -------    -----    ---   -----   ---   -------   ----  ------   ----   --------  ---------    ----
November 29,
1998............                 2,169     22     866     9    20,528    205   7,791     78    134,530   (261,833)     --
Net Income......       15,821       --     --      --    --        --     --      --     --         --     15,821      --
Exercised stock
options.........                    --     --      --    --       151      1      --     --         17         --      --
Cancellation and
issuance of
common stock....                  (683)    (7)    683     7    (4,144)   (42)  4,144     42         --         --      --
Common stock
held in
treasury, at
cost............                    --     --      --    --        --     --      --     --         --         --     (85)
Foreign currency
translation.....        1,683       --     --      --    --        --     --      --     --         --         --      --
                      -------
Total
comprehensive
income..........      $17,504       --     --      --    --        --     --      --     --         --         --      --
                      =======    -----    ---   -----   ---   -------   ----  ------   ----   --------  ---------    ----
November 28,
1999............                 1,486    $15   1,549   $16    16,535   $164  11,935   $120   $134,547  $(246,012)   $(85)
                                 =====    ===   =====   ===   =======   ====  ======   ====   ========  =========    ====
                     Foreign
                    Currency
                   Translation
                   Adjustment    Total
                   ----------- ----------
December 1,
1996............    $ (1,207)  $ 292,994
Net income......          --      11,743
Management stock
award...........          --       1,302
Performance
share plan......          --        (132)
Exercised stock
options.........          --          29
Valuation
adjustment on
common stock and
warrants subject
to repurchase...          --        (363)
Dividend........          --     (99,775)
Foreign currency
translation.....        (732)       (732)
Total
comprehensive
income..........          --          --
                   ----------- ----------
November 30,
1997............      (1,939)    205,066
Net loss before
liquidation
preference......          --     (33,773)
Stock
compensation
related to
Recapitalization.         --      16,413
Treasury stock
repurchase......          --    (438,078)
Equity
issuances.......          --     121,317
Exercised stock
options.........          --         127
Foreign currency
translation.....      (9,898)     (9,898)
Total
comprehensive
income..........          --          --
                   ----------- ----------
November 29,
1998............     (11,837)   (138,826)
Net Income......          --      15,821
Exercised stock
options.........          --          18
Cancellation and
issuance of
common stock....          --          --
Common stock
held in
treasury, at
cost............          --         (85)
Foreign currency
translation.....       1,683       1,683
Total
comprehensive
income..........          --          --
                   ----------- ----------
November 28,
1999............    $(10,154)  $(121,389)
                   =========== ==========

         See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Year Ended
                                          --------------------------------------
                                          November 28, November 29, November 30,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Cash flows from operating activities:
 Net income/(loss)......................    $ 15,821    $ (33,773)    $ 11,743
 Adjustments to reconcile net
  income/(loss) before liquidation
  preference to net cash provided by
  operating activities:
 Depreciation...........................      12,772       11,290       10,851
 Cumulative effect of change in
  accounting principle..................          --           --        7,214
 Extraordinary item-early extinguishment
  of debt...............................          --       24,230        3,383
 Loss on net assets held for sale and
  other write-downs.....................          --       10,634           --
 Loss on disposal of assets.............          12        1,545        1,061
 Non-cash compensation associated with
  Recapitalization......................          --       16,413           --
 Non-cash compensation..................       6,664           --        1,165
 Non-cash interest on Junior
  Subordinated Note.....................       3,475        3,022           --
 Deferred income taxes..................        (487)     (19,265)       8,528
 Amortization of:
 Intangibles............................      12,881       13,029       13,264
 Debt issuance costs....................       4,205        4,056        1,841
 Discount on Senior Subordinated Notes..       9,306        8,050           --
 Other, net.............................          77       (5,171)      (4,449)
Changes in operating assets and
 liabilities:
 Accounts receivable....................     (12,714)     (12,843)     (16,739)
 Inventories............................        (954)       2,280      (12,015)
 Prepaid expenses.......................       1,289          678       (5,348)
 Prepaid taxes..........................       1,994       12,600       (3,119)
 Accounts payable/accrued expenses/other
  noncurrent liabilities................       1,662       16,255       24,669
                                            --------    ---------     --------
  Net cash provided by operating
   activities...........................      56,003       53,030       42,049
                                            --------    ---------     --------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment.............................     (16,084)     (33,112)     (29,140)
 Investment in affiliate................     (27,794)          --           --
 Proceeds from sale of subsidiary.......          --           --       35,000
 Proceeds from sale of property, plant
  and equipment.........................         840          216        5,561
                                            --------    ---------     --------
  Net cash provided by (used in)
   investing activities.................     (43,038)     (32,896)      11,421
                                            --------    ---------     --------
Cash flows from financing activities:
 Treasury stock repurchase, including
  direct expenses.......................         (85)    (413,078)          --
 Proceeds from long-term debt...........          --      462,653           --
 Proceeds from issuance of long-term
  public notes..........................          --      200,447           --
 Repayment of long-term obligations.....     (15,286)    (211,125)     (63,127)
 Net borrowings from current Revolving
  Credit Facility.......................       2,000        2,800           --
 Net borrowings from prior Revolving
  Credit Facility.......................          --     (130,000)     105,000
 Dividend...............................          --           --      (99,775)
 Equity issuances.......................          17      121,444           --
 Costs associated with tender offer of
  prior debt............................          --      (15,361)          --
 Debt issuance costs....................          --      (32,737)      (6,130)
                                            --------    ---------     --------
  Net cash used in financing activities.     (13,354)     (14,957)     (64,032)
                                            --------    ---------     --------
Change in cash and cash equivalents.....        (389)       5,177      (10,562)
Cash and cash equivalents:
 Beginning of period....................      11,234        6,057       16,619
                                            --------    ---------     --------
 End of period..........................    $ 10,845    $  11,234     $  6,057
                                            ========    =========     ========
Supplemental disclosures:
 Taxes paid (received), net.............    $ 18,042    $  (7,171)    $ 12,432
 Interest paid, net.....................    $ 48,710    $  40,929     $ 29,523
 Other non-cash activity:
  Goodwill reduction resulting from pre-
   acquisition net operating loss
   utilization..........................    $     --    $      --     $  9,953
  Issuance of Junior Subordinated Notes
   as part of Recapitalization proceeds.    $     --    $  25,000     $     --

          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Significant Accounting Policies

  Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

 Business and Basis of Presentation

  Sealy Corporation (the "Company" or the "Parent"), is engaged in the consumer products business and manufactures, distributes and sells conventional bedding products including mattresses and foundations. Substantially all of the Company's trade accounts receivable are from retail businesses. As described in Note 2, the Company incurred substantial debt and issued new equity to certain equity investors in connection with a leveraged recapitalization transaction effective December 18, 1997. The consolidated financial statements of the Company reflect the Company's historical basis of accounting with the leveraged recapitalization transaction presented as a repurchase of stock and issuance of new equity.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 50% or less owned companies are accounted for using the equity method.

 Fiscal Year

  The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30. The fiscal years ended November 28, 1999, November 29, 1998 and November 30, 1997 were 52-week years.

 Revenue Recognition

  The Company recognizes all revenue at the time shipments are made.

 Concentrations of Credit Risk

  Cash and cash equivalents are, for the most part, maintained with several major financial institutions in the United States. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

  The Company purchases raw materials and certain components from a variety of vendors. The Company purchases approximately 50% of its Sealy foundation parts from a single third-party source, which has patents on various interlocking wire configurations (the "Wire Patents"), and manufactures the remainder of these parts as a licensee under the Wire Patents. The Company purchases substantially all of its Stearns & Foster foundation parts from the same single third-party source. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal component parts manufacturing capacity. As is the case with all of the Company's product lines, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same, similar or alternative components are available.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

                               SEALY CORPORATION

 Reclassification

  Certain reclassifications of the 1998 and 1997 financial statements and related footnotes have been made to conform with the 1999 presentation.

 Foreign Currency

  Subsidiaries located outside the U.S. generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity and are not tax-effected since they relate to investments which are permanent in nature.

 Cash and Cash Equivalents

  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

 Inventory

  The cost of inventories is determined by the "first-in, first-out" (FIFO) method, which approximates current cost. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company provides inventory reserves for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. These reserves are not material at November 28, 1999 or November 29, 1998.

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost reduced by accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and five to fifteen years for machinery and equipment. The Company generally uses the straight-line method for calculating the provision for depreciation.

 Investments

  From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. These investments are included in "Other Assets" in the Company's balance sheet.

 Amortization of Intangibles

  The excess of the purchase cost over the fair value of assets acquired is being amortized on a straight-line basis over 20 to 40 years. The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying value may not be recoverable. The Company believes that no impairment of goodwill existed at November 28, 1999.

  Other intangibles include patents and trademarks, which are amortized on the straight-line method over periods ranging from 5 to 20 years.

  The costs related to the issuance of debt (gross costs of $32.7 million at November 28, 1999, net of accumulated amortization of $8.3 million) are capitalized and amortized to interest expense over the lives of the related debt.

                               SEALY CORPORATION

 Earnings Per Common Share

  Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and diluted common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 11).

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

 Advertising Costs

  The Company expenses all advertising costs as incurred. Advertising expenses for the years ended November 28, 1999, November 29, 1998, and November 30, 1997 amounted to $127.7 million, $114.5 million and $97.3 million, respectively.

 Research and Development

  Product development costs are charged to operations during the period incurred.

 Environmental Costs

  Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that the costs will be incurred and can be reasonably estimated.

 Cumulative Effect of Change in Accounting Principle

  On November 20, 1997, the Emerging Issues Task Force (EITF) reached a final consensus that business process reengineering costs incurred in connection with an overall information technology transformation project should be expensed as incurred (EITF 97-13). The transition provisions required companies that had previously capitalized such business process reengineering costs to identify those costs and quantify the unamortized amounts remaining on the balance sheet as of the beginning of the quarter which included November 20, 1997. Those unamortized amounts were required to be written off as a cumulative effect of a change in accounting principle in such quarter. The Company adopted EITF 97-13 in fiscal 1997 resulting in a charge of $4.3 million, net of income tax benefit of $2.9 million, representing the cumulative write-off of previously capitalized costs as of August 31, 1997, primarily relating to the Company's new business systems project. All business process reengineering costs subsequent to August 31, 1997, have been expensed.

 Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years

                               SEALY CORPORATION
beginning after June 15, 1999, the Company's fiscal year 2000. The effective date has been delayed to June 15, 2000, the Company's fiscal year 2001, as the result of the FASB's issuance in August, 1999 of FAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of FASB Statement No. 133". FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

Note 2: Recapitalization

  On October 30, 1997, Sealy Corporation entered into an agreement and plan of merger (the "Merger Agreement") with Sandman Merger Corporation, a transitory Delaware merger corporation ("Sandman"), and Zell/Chillmark, Fund, L.P., a Delaware limited partnership ("Zell"). Zell owned approximately 87% of the issued and outstanding common stock of Parent (the "Existing Common Stock"). Pursuant to the Merger Agreement, upon the satisfaction of certain conditions, Sandman was merged with and into Parent with Parent being the surviving corporation effective on December 18, 1997 (the "Closing Date") and the Company was recapitalized (the "Recapitalization") whereby certain equity investors, including members of management, acquired an approximate 90.0% economic equity stake (85.3% voting equity stake) in the Company. A portion of the issued and outstanding shares of common stock of the Company was converted into the right to receive aggregate cash equal to $419.3 million less (i) certain seller fees and expenses and (ii) certain costs in connection with the extinguishment of certain outstanding options and warrants of the Company and the remaining portion was converted into voting preferred stock and then reconverted into $25.0 million in aggregate principal amount of a junior subordinated note of the Company ("Junior Note") and a retained voting common stock interest in the Company of approximately 14.7%. Concurrent with the Recapitalization, the Company refinanced existing indebtedness (the "Refinancing") by Sealy Mattress Company, a wholly owned subsidiary of the Parent, issuing $125 million principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") and $128 million principal amount of 10 7/8% Senior Subordinated Discount Notes due 2007 (the "Senior Subordinated Discount Notes", and, together with the Senior Subordinated Notes, the "Notes"), with net proceeds to the Company of $75.4 million, and by entering into and borrowing $460 million under the Senior Credit Agreements.

  After the Recapitalization, the issued and outstanding capital stock of the Company consists of Class A common stock, par value $0.01 per share ("Class A Common"), Class B common stock, par value $0.01 per share ("Class B Common"), Class L common stock, par value $0.01 per share ("Class L Common"), and Class M common stock, par value $0.01 per share ("Class M Common and collectively with the Class A Common, Class B Common and Class L Common, Common Stock"). The Class L Common and the Class M Common are senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. Class A Common and Class L Common are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common and the Class M Common are convertible into Class A Common

                               SEALY CORPORATION
and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. As of November 28, 1999 and November 29, 1998, the aggregate liquidation preference of Class L and Class M Common, including the preferred yield of 10% compounded annually, amounted to $148.1 million and $134.6 million, respectively. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

  After the Recapitalization, the outstanding stock options of the Company ("Recapitalization Stock Options") consist of fully-vested ten-year stock options to acquire 1,309,644 shares of Class A Common Stock at an exercise price of $0.125 per share and 145,516 shares of Class L Common Stock at an exercise price of $10.125 per share.

  Upon the consummation of the Recapitalization, Parent and certain of its stockholders, including the Bain Funds; Harvard Private Capital, Inc. ("Harvard"); Sealy Investors 1, LLC; Sealy Investors 2, LLC; Sealy Investors 3, LLC (the "LLCs"); and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement (i) required that each of the parties thereto vote all of its voting securities of Parent and take all other necessary or desirable actions to cause the size of the Board of Directors of Parent to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) granted Parent and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of Parent held by Zell, Harvard or the LLCs, (iii) granted Harvard a right of first offer on any proposed transfer of shares of capital stock of Parent held by the Bain Funds; (iv) granted tag-along rights on certain transfers of shares of capital stock of Parent; (v) required the Stockholders to consent to a sale of Parent to an independent third party if such sale is approved by holders constituting a majority of the then outstanding shares of voting common stock of Parent; and (vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of Parent until the tenth anniversary of the date of the consummation of the Recapitalization. Certain of the foregoing provisions of the Stockholders Agreement terminate upon the consummation of an Initial Public Offering or an approved Sale (as each is defined in the Stockholders Agreement).

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

  The Recapitalization transaction resulted in an aggregate direct net charge to APIC and retained deficit totaling $438.1 million primarily comprised of the costs associated with the purchase of the then outstanding Class A and Class B Common Stock, the repurchase of Merger Warrants and the repurchase of Series A and Series B Restructure Warrants. The Recapitalization transaction also resulted in a pretax charge of $18.9 million, of which $16.4 million was non-cash and credited directly to APIC, comprised of accelerated vesting of stock options and restricted stock and other incentive based compensation payments to employees in connection with the transaction. The Company recorded a $14.5 million charge, net of income tax benefit of $9.6 million, representing the write-off of the remaining unamortized debt issue costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes (each of which as defined in Note 4) in connection with the Recapitalization.

Note 3: Inventories

  The major components of inventory as of November 28, 1999 and November 29, 1998 were as follows:

                                                                  1999    1998
                                                                 ------- -------
                                                                 (in thousands)
Raw materials................................................... $25,066 $25,511
Work in process.................................................  14,298  14,140
Finished goods..................................................   5,317   4,076
                                                                 ------- -------
                                                                 $44,681 $43,727
                                                                 ======= =======

                               SEALY CORPORATION

Note 4: Long-Term Obligations

  Long-term debt as of November 28, 1999 and November 29, 1998 consisted of the following:

                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
   Senior AXELs Credit Agreement............................. $327,375 $328,875
   Senior Revolving Credit Agreement:
   Tranche A Term Loan.......................................   94,625  110,000
   Revolving Credit Facility.................................    4,800    2,800
   High Point Corporate Complex Mortgage.....................   14,242   12,653
   Senior Subordinated Notes.................................  125,000  125,000
   Senior Subordinated Discount Notes (net of discount:
    1999--$35,197 and 1998--$44,503).........................   92,803   83,497
   Junior Subordinated Note..................................   31,497   28,022
                                                              -------- --------
                                                               690,342  690,847
   Less current portion......................................   14,145    8,576
                                                              -------- --------
                                                              $676,197 $682,271
                                                              ======== ========

  The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Recapitalization. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and will bear interest at a floating rate. See Note 17 for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. At November 28, 1999, the Company had approximately $87.5 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $7.7 million. The Company's net weighted average borrowing cost was 8.8% and 9.0% for Fiscal 1999 and 1998 respectively.

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

                               SEALY CORPORATION

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

  On June 23, 1998, the Company secured permanent financing for the property, manufacturing facility and office building in High Point, North Carolina ("High Point Corporate Complex") purchased on April 13, 1998 and to fund the construction of the new Corporate headquarters facility at this site. The loan arrangement requires monthly principal payments based on a twenty year amortization commencing March, 1999, with a balloon payment at the end of year seven of all then outstanding principal and interest. Interest accrues at LIBOR plus 3.25% and is payable monthly.

  The Senior Subordinated Notes, which are guaranteed by the Parent, were issued pursuant to an Indenture (the "Senior Subordinated Note Indenture") among the Issuer, the Guarantors and The Bank of New York, as trustee (the "Senior Subordinated Note Trustee"). Notes in aggregate principal amount of $125.0 million were issued in the Offering and mature on December 15, 2007. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1998, to Holders of record on the immediately preceding June 1 and December 1.

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

                                          Percentage of
            Year                         Principal Amount
            ----                         ----------------
            2002........................     104.937%
            2003........................     103.292%
            2004........................     101.646%
            2005 and thereafter.........     100.000%

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

                               SEALY CORPORATION

  The Senior Subordinated Discount Notes, which are guaranteed by the Parent, in aggregate principal amount of $128.0 million were issued in the Offering, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

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

  The Junior Note had an initial principal balance outstanding of $25.0 million and matures on December 18, 2008. Interest on the Junior Note accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company elects to add accrued interest for such quarter to the then outstanding principal balance. The Company has the option, at each quarter end, to elect to pay the interest due for the quarter or add such interest to the principal balance through the term of the Note. From inception, the Company has elected to add accrued interest to the principal balance increasing the total outstanding balance to $31.5 million at November 28, 1999.

  At November 28, 1999, the annual maturities of the principal amounts of long-term obligations were (in thousands):

            2000................................ $ 14,145
            2001................................   34,130
            2002................................   46,293
            2003................................   34,243
            2004................................   77,816
            Thereafter..........................  483,715

                               SEALY CORPORATION

  On November 18, 1997 Parent commenced an offer (the "Tender Offer") to purchase for cash up to all (but not less than a majority in principal amount outstanding) of its 10 1/4% Senior Subordinated Notes due 2003 (the "Parent Notes") and a related solicitation (the "Consent Solicitation") of consents to modify certain terms of the Indenture under which the Parent Notes were issued (the "Parent Note Indenture"). The purchase price to be paid with respect to validly tendered Parent Notes and related consents was determined by a formula set forth in the offer to purchase with respect to the Tender Offer. The Offerings were conditioned upon the consummation of the Tender Offer for, and the obtaining of consents with respect to, at least a majority in aggregate principal amount of the Parent Notes outstanding. Parent's obligation to accept for purchase and to pay for the Parent Notes validly tendered pursuant to the Tender Offer was conditioned upon, among other things, consummation of the other elements of the Recapitalization.

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

Note 5: Lease Commitments

  The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at November 28, 1999.

                                                            Commitments Under
                                                         -----------------------
                                                         Operating   Sublease
Fiscal Year                                               Leases   Rental Income
-----------                                              --------- -------------
                                                             (in thousands)
2000.................................................... $  8,874      $ 266
2001....................................................    7,368         44
2002....................................................    6,575         --
2003....................................................    4,345         --
2004....................................................    3,568         --
Later years.............................................    6,530         --
                                                         --------      -----
                                                         $ 37,260      $ 310
                                                         ========      =====

  Rental expense charged to operations is as follows:

                                       Year Ended    Year Ended    Year Ended
                                      Nov. 28, 1999 Nov. 29, 1998 Nov. 30, 1997
                                      ------------- ------------- -------------
                                                   (in thousands)
Minimum rentals......................    $ 8,381      $ 10,214      $  9,153
Contingent rentals (based upon
 delivery equipment mileage).........      1,376         1,430         1,361
                                         -------      --------      --------
                                         $ 9,757      $ 11,644      $ 10,514
                                         =======      ========      ========

The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2008. Most of the operating leases provide for increased rent through increases in general price levels.

                               SEALY CORPORATION

Note 6: Fair Value of Financial Instruments

  Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Senior AXELs Credit Agreement and the Senior Revolving Credit Agreement approximates fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the Senior Subordinated Notes and Senior Subordinated Discount Notes, based on a quoted market price, was $124.4 million and $89.0 million at November 28, 1999, respectively.

Note 7: Derivative Financial Instruments

  The Company, as a result of its operating and financing activities, is exposed to changes in interest and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rate and foreign currency exchange rates through its regular operating and financing activities and through the use of derivative financial instruments. Foreign currency forward, swap and option contracts are used to hedge certain currency risks inherent in the activities of the Company. Derivative instruments are also used to adjust the Company's interest rate risk profile. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

  The Company's financial investment counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards and diversification of counterparties. These counterparties expose the Company to the risk of nonperformance. However, the Company does not anticipate nonperformance by other parties, and no material loss would be expected from their nonperformance.

  Interest Rate Instruments: The Company has entered into interest rate swap and collar agreements to reduce the impact of changes in interest rates on all or a portion of its floating rate debt. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash paid for the interest rate swap and collar agreements ($0.6 million) is recorded in prepaid expenses in the consolidated balance sheet and charged to interest expense over the life of the agreement.

  As of November 28, 1999, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin):

                                           Notional Amount Range for
1999                                         (millions)    LIBOR Rate   Period
----                                       --------------- ----------  ---------
Interest Rate Collar......................      $ 200      6.50%-4.93% 1/98-1/01
Interest Rate Swap........................      $ 150         5.89%    9/99-9/01
Interest Rate Swap........................      $ 100        5.775%    9/99-3/00

  Foreign Exchange Instruments: The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations primarily on raw material purchase transactions denominated in U.S. Dollars. During 1999, the Company amortized $0.9 million of hedge premiums primarily related to foreign exchange contacts to exchange Mexican Pesos for U.S. Dollars. During 1999, the Company recognized losses of ($0.6) million and ($0.4) million related to the Canadian Dollar and Mexican Peso contracts, respectively. The Company had no contracts outstanding at November 28, 1999. In December 1999, the Company incurred $0.1 million to purchase an Average Rate Option Canadian Put in the amount of Canadian Dollar $17.0 million with a strike price of Canadian $1.50. Additionally, the Company

                               SEALY CORPORATION
incurred $0.1 million to purchase Mexican Peso Put Options for 57.4 million Mexican Pesos with strike prices ranging between 10.21 and 11.24 Mexican Pesos per U.S. Dollar. These options will settle quarterly and expire at the end of fiscal 2000.

Note 8: Stock Option and Restricted Stock Plans

  Post-Recapitalization: On December 18, 1997, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 5,000,000 shares of Class A Common Stock of the Company for issuance. Options under the 1998 Plan may be granted either as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code.

  The options vest 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant.

  Effective Date of Recapitalization: As a result of the Recapitalization effective on December 18, 1997, the Human Resources Committee of the Company's Board of Directors removed all restrictions on the then outstanding restricted stock issued under the 1996 Transitional Plan and those shares were paid out as a result of the Recapitalization at the Recapitalization share price of $14.3027. In addition, a special transaction bonus was approved for key members of management. Furthermore, as of December 18, 1997, the Human Resources Committee accelerated vesting of the Company issued and then outstanding stock options under the 1989 Plan, 1992 Plan, 1993 Plan and 1997 Plan (collectively the "Terminated Stock Option Plans"); terminated the Terminated Stock Option Plans; and paid each holder of options under the Terminated Stock Option Plans compensation for such terminations which compensation was equal to the spread between the Merger share price of $14.3027 and the respective per share exercise price for the terminated stock options. Prior to December 18, 1997, certain members of senior management were offered and elected to cancel their options under the Terminated Stock Option Plans and their restricted stock under the 1996 Transitional Plan. Those senior executives received nonqualified stock options which were subsequently cancelled and exchanged on December 18, 1997 for fully-vested ten-year stock options to acquire 145,516 shares of the Company's Class L Common Stock at an exercise price of $10.125 per share and ten-year stock options to acquire 1,309,644 shares of the Company's Class A Common Stock at an exercise price of $0.125 per share ("Recapitalization Stock Options"). One executive has the right to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. As a result of all recapitalization date activity, the Company recorded an aggregate $18.9 million in compensation expense, and $3.6 million in other non-current liabilities.

  The company recorded a $4.0 million charge (net of taxes of $2.7 million) in fiscal 1999 to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. That revaluation was recorded in stock based compensation expense and other non-current liabilities.

  Pre-Recapitalization: The Company adopted the 1989 Stock Option Plan ("1989 Plan") in 1989, the 1992 Stock Option Plan ("1992 Plan") in 1992 and the 1997 Stock Option Plan ("1997 Plan") in 1997 and reserved 100,000 shares, 600,000 shares and 2,400,000 shares, respectively, of Class A Common Stock of the Company (the "Shares") for future issuance. Options under the 1989 Plan, the 1992 Plan and the 1997 Plan could have been granted either as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. There were no options outstanding relating to the 1989, 1992, or 1997 Plans as of November 29, 1998.

  During Fiscal 1993, the Company adopted the 1993 Non-Employee Director Stock Option Plan (the "1993 Plan"), which was subsequently amended on April 6, 1994 and June 27, 1995. The 1993 Plan provides for the

                               SEALY CORPORATION
one-time automatic grant of ten-year options to acquire up to 10,000 shares to all current and future directors who are not employed by the Company, by Zell or by their respective affiliates ("Non-Employee Directors"). Options granted under the 1993 Plan vest immediately and were initially exercisable at a price equal to the fair market value of the shares on the date of grant. For options granted prior to March 1, 1994, the exercise price of options granted pursuant to this Plan increased on the first anniversary date of such grant by 4%, which became the fixed exercise price for all such options. Options issued thereafter, were exercisable over their term at the fair market value on the date of grant. The 1993 Plan was amended on June 27, 1995 to provide for the grant of an additional option to purchase 5,000 shares to each eligible director and thereafter providing for the automatic annual grant of an option to each eligible director to purchase an additional 5,000 shares at fair market value on the date of grant. All options under the 1993 Plan were exercised on December 18, 1997.

  In 1996, pursuant to an employment agreement with the Company's CEO, the Company granted him an aggregate of 67,635 shares of restricted stock with a fair value of $637,800 at date of grant. The restricted stock was to vest at a rate of approximately 25% at each anniversary date of the grant. The Company also awarded a grant of ten-year stock options to acquire up to an aggregate of 587,342 shares at an exercise price of $7.23 per share (representing fair market value at the time of grant). The stock options were to vest at a rate of 25% at each anniversary date of the grant. On May 31, 1997 the Human Resources Committee, under the 1997 Plan, granted the CEO a ten-year stock option to acquire up to 75,000 shares at an exercise price of $9.60 per Share (representing fair market value at the time of grant).

  In 1996, the Company adopted the 1996 Transitional Restricted Stock Plan (the "1996 Transitional Plan") effective December 1, 1996, which terminates on January 3, 2000, and no grants shall thereafter be awarded under the Plan. All grants awarded under the Plan prior to such date shall remain in effect until they have been exercised or terminated in accordance with the terms and provisions of the Plan. The Plan provides for partial vesting at a rate of 50% if a grantee incurs a "termination" (as defined in the Plan) from January 3, 1999 to January 2, 2000. All options under the 1996 Transitional Plan were exercised on December 18, 1997.

  In May 1997, the Company granted ten-year stock options to acquire 921,400 shares at an exercise price of $9.60 per share (representing fair market value at the time of grant). The options were to vest 50% on the third anniversary date of the grant and 50% on the fourth anniversary date of the grant.

  FAS No. 123 Disclosures: As permitted by FAS No. 123, Accounting for Stock-Based Compensation, the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 123 does however require the disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

  For purposes of this pro forma disclosure the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                        1999     1998     1997
                                                       ------- --------  -------
Net income (loss) (in thousands).......... As reported $15,821 $(33,773) $11,743
                                             Pro forma $14,592 $(31,468) $10,814
Net earnings (loss) per share-Diluted..... As reported $  0.48 $  (1.11) $  0.39
                                             Pro forma $  0.44 $  (1.03) $  0.35

  Because the FAS No. 123 method of accounting has not been applied to options granted prior to Fiscal 1996 and all related Plans were terminated effective December 18, 1997, the above pro forma effect may not be representative of that to be expected in future years.

                               SEALY CORPORATION

  The fair value for all options granted were estimated at the date of grant or revaluation using a Black-Scholes option pricing model with the following weighted-average assumptions: the expected life for all options is seven years; the expected dividend yield for all stock is zero percent and the expected volatility of all stock is zero percent. Adjustments were made to the then outstanding options and related stock prices as a result of the dividend paid on February 28, 1997 relating to all the option plans in effect as of November 30, 1997. Such adjustments were treated as modifications of outstanding awards in accordance with FAS No. 123.

  The risk free interest rates utilized for the grants are as follows:

                                                                     Risk Free
                                                                      Interest
Option Grant Date                                                       Rate
-----------------                                                    ----------
1989 Plan:
  December 1989.....................................................       5.15%
1992 Plan:
  June 1992.........................................................       6.06%
  June 1993.........................................................       6.22%
  June 1994.........................................................       6.31%
  June 1995.........................................................       6.38%
  June 1996.........................................................       6.46%
1993 Plan:
  March 1993........................................................       6.46%
  June 1995.........................................................       6.46%
  June 1996.........................................................       6.46%
  May 1997..........................................................       6.64%
CEO Award:
  March 1996........................................................       6.46%
1997 Plan:
  June 1997.........................................................       6.64%
1998 Plan:
  Fiscal 1998.......................................................       5.55%
  Fiscal 1999....................................................... 4.57%-6.17%

  A summary of the status and changes of shares subject to options and the related average price per share is as follows:

                                                  Shares Subject Average Option
                                                    to Options   Price Per Share
                                                  -------------- ---------------
Outstanding November 30, 1997....................    2,084,292        $8.52
  Granted........................................    4,883,910         1.58
  Exercised......................................   (3,092,796)        5.78
  Canceled.......................................     (264,250)        1.20
                                                    ----------
Outstanding November 29, 1998....................    3,611,156         2.01
                                                    ----------
  Granted........................................      171,500         0.72
  Exercised......................................     (150,570)        0.13
  Canceled.......................................      (69,000)        1.83
                                                    ----------
Outstanding November 28, 1999....................    3,563,086        $2.02
                                                    ==========

                               SEALY CORPORATION

  Options exercisable and shares available for future grant were:

                                                        Fiscal Year Ended
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Options exercisable..............................   296,086   446,656   641,895
Weighted-average option price per share of
 options exercisable............................. $    5.04 $    3.38 $    7.91
Weighted-average fair value of options granted
 during the year.................................        -- $    1.69 $    9.60
Shares available for grant....................... 1,733,000 1,835,500 1,741,086

  The ranges of exercise prices and the remaining contractual life of options as of November 28, 1999 were:

                                                   Class A
                                        ------------------------------ Class L
Exercise prices                          $0.125  $0.50-$1.00   $4.18   $10.125
---------------                         -------- ----------- --------- --------
Options outstanding:
  Outstanding as of November 28, 1999..  150,570  2,157,000  1,110,000  145,516
  Weighted-average remaining
   contractual life.................... 8.0 Yrs.    8.3 Yrs   8.7 Yrs. 8.0 Yrs.
  Weighted-average exercise price...... $  0.125  $    0.52  $    4.18 $ 10.125
Options exercisable:
  Outstanding as of November 28, 1999..  150,570         --         --  145,516
  Weighted-average remaining
   contractual life.................... 8.0 Yrs.         --         -- 8.0 Yrs.
  Weighted-average exercise price...... $  0.125         --         -- $ 10.125

Note 9: Income Taxes

  The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

                                       Year ended    Year ended    Year ended
                                      Nov. 28, 1999 Nov. 29, 1998 Nov. 30, 1997
                                      ------------- ------------- -------------
                                                   (in thousands)
Current:
Federal..............................   $ 11,058      $  1,737      $  6,913
State and local......................      2,250           948         2,197
Foreign..............................      3,740         3,569         3,963
                                        --------      --------      --------
                                          17,048         6,254        13,073
Deferred:
Federal..............................       (471)      (16,541)        4,507
State and local......................       (473)       (2,363)          644
Foreign..............................        457          (361)           47
                                        --------      --------      --------
                                            (487)      (19,265)        5,198
                                        --------      --------      --------
Total................................     16,561       (13,011)       18,271
Allocated to loss from early
 extinguishment of debt..............         --        (9,693)       (1,353)
Allocated to effect of change in
 accounting principle................         --            --        (2,885)
                                        --------      --------      --------
Income tax expense (benefit) before
 extraordinary item and cumulative
 effect of change in accounting
 principle...........................   $ 16,561      $ (3,318)     $ 22,509
                                        ========      ========      ========

  Income before taxes from foreign operations amounted to $9.0 million, $6.4 million, and $8.8 million for the years ended November 28, 1999, November 29, 1998, and November 30, 1997, respectively.

                               SEALY CORPORATION

The differences between the effective tax rate and the statutory U.S. Federal tax rate are explained as follows:

                                        Year ended    Year ended    Year ended
                                       Nov. 28, 1999 Nov. 29, 1998 Nov. 30, 1997
                                       ------------- ------------- -------------
Income tax expense (benefit) computed
 at statutory U.S. Federal income tax
 rate................................      35.0%         (35.0%)       35.0%
State and local income taxes, net of
 federal tax benefit.................       4.2%          (0.8%)        6.2%
Foreign tax rate differential and
 effects of foreign earnings
 repatriation........................       1.0%           0.8%         3.5%
Sale of subsidiary...................       0.0%           0.0%         1.8%
Other items, net.....................      (0.8%)          0.3%        (0.5%)
                                           ----          -----         ----
Effective income tax rate before
 permanent differences resulting from
 purchase accounting.................      39.4%         (34.7%)       46.0%
Permanent differences resulting from
 purchase accounting.................      11.7%          20.0%         9.4%
                                           ----          -----         ----
Effective income tax rate............      51.1%         (14.7%)       55.4%
                                           ====          =====         ====

  Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

                                         1999                     1998
                              -------------------------- -----------------------
                                 Current     Noncurrent    Current   Noncurrent
                                  Asset         Asset       Asset       Asset
                               (Liability)   (Liability) (Liability) (Liability)
                              -------------- ----------- ----------- -----------
                              (in thousands)
Accrued salaries and
 benefits...................     $ 5,238      $  5,516     $ 5,320    $  3,123
Allowance for doubtful
 accounts...................       3,636            --       3,185          --
Plant shutdown, idle
 facilities, and
 environmental costs........       1,515         1,322       1,398       1,322
Alternative minimum tax
 credit carryforward........         178            --       2,743          --
Accrued warranty reserve....       2,598            --       1,745          --
Book versus tax differences
 related to property, plant,
 and equipment..............          --       (19,613)         --     (18,270)
Book versus tax differences
 related to intangible
 assets.....................          --       (10,464)         --     (11,454)
Book versus tax differences
 related to recapitalization
 expenses and related
 financing costs............        (266)           --          --        (311)
All other...................       1,298          (116)      2,803      (3,150)
                                 -------      --------     -------    --------
                                 $14,197      $(23,355)    $17,194    $(28,740)
                                 =======      ========     =======    ========

  A provision has not been made for U.S. or foreign taxes on undistributed earnings of subsidiaries, which operate in Canada and Puerto Rico. Upon repatriation of such earnings, withholding taxes might be imposed that are then available for use as credits against a U.S. Federal income tax liability, subject to certain limitations. The amount of taxes that would be payable on repatriation of the entire amount of undistributed earnings is immaterial.

  The Company reduced goodwill by $0, $0 and $10.0 million for the utilization of previously unrecognized pre-acquisition net operating loss carryforwards in 1999, 1998 and 1997, respectively.

Note 10: Retirement Plans

  Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's board of directors) are set aside in trust for retirement benefits. The

                               SEALY CORPORATION
total profit sharing expense was $7.4 million, $6.6 million, and $5.9 million for the years ended November 28, 1999, November 29, 1998, and November 30, 1997, respectively.

Note 11: Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                        1999     1998     1997
                                                      -------- --------  -------
                                                           (in thousands)
Numerator:
----------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle..........................................  $ 15,821 $(19,236) $18,102
Extraordinary item, net.............................        --   14,537    2,030
Cumulative effect of change in accounting principle,
 net................................................        --       --    4,329
                                                      -------- --------  -------
Net income (loss)...................................    15,821  (33,773)  11,743
Liquidation preference for common L & M shares......    13,461   11,716       --
                                                      -------- --------  -------
Net income (loss) available to common shareholders..  $  2,360 $(45,489) $11,743
                                                      ======== ========  =======
Denominator:
------------
Denominator for basic earnings per share--weighted
 average shares.....................................    31,473   30,472   29,575
Effect of dilutive securities:
------------------------------
Stock options.......................................     1,499       --      124
Merger warrants.....................................        --       --      204
Restricted stock....................................        --       --      311
Other...............................................        --       --       20
                                                      -------- --------  -------
Denominator for diluted earnings per share--adjusted
 weighted-average shares and assumed conversions....    32,972   30,472   30,234
                                                      ======== ========  =======

  Due to loss from continuing operations in 1998, the dilutive securities would have been antidilutive. Accordingly, they were excluded from the calculation in dilutive earnings per share.

                               SEALY CORPORATION

Note 12: Summary of Interim Financial Information (Unaudited)

  Quarterly financial data for the years ended November 28, 1999 and November 29, 1998, is presented below:

                                First       Second        Third      Fourth
                               Quarter      Quarter      Quarter     Quarter
                             -----------  -----------  ----------- -----------
                              (Amounts in thousands, except for share data)
1999:
  Net sales................. $   222,326  $   232,168  $   273,333 $   257,880
  Gross profit..............      99,751      103,218      123,639     114,930
  Net income................         413        3,153       11,625         630
  Earnings per share--Basic.        0.01         0.10         0.37        0.02
  Earnings per share--
   Diluted..................        0.01         0.10         0.35        0.02
1998:
  Net sales................. $   209,259  $   213,572  $   242,603 $   225,868
  Gross profit..............      87,775       92,405      108,595      99,027
  Income(loss) before
   extraordinary item.......     (17,765)      (1,650)       4,363      (4,184)
  Extraordinary item--loss
   from early extinguishment
   of debt, net of tax......      14,455           82           --          --
  Net income(loss)..........     (32,220)      (1,732)       4,363      (4,184)
  Earnings per share before
   extraordinary item--
   Basic....................       (0.59)       (0.06)        0.14       (0.12)
  Earnings per share before
   extraordinary item--
   Diluted..................       (0.59)       (0.06)        0.14       (0.12)
  Earnings per share--Basic.       (1.06)       (0.06)        0.14       (0.13)
  Earnings per share--
   Diluted..................       (1.06)       (0.06)        0.14       (0.13)

  During the fourth quarter of Fiscal 1999, the company recorded an after tax charge of $4.0 million ($0.12 per share) to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. That revaluation was recorded as non-cash stock compensation expense. During the first quarter of Fiscal 1998, the Company recorded an after tax charge of $14.5 million ($0.47 per share), representing the write-off of the remaining unamortized debt issuance costs related to long-term obligations repaid in connection with the Recapitalization as well as consent fees and premiums paid related to the Tender Offer of the Parent Notes in connection with the Recapitalization. Also, during the first quarter the Company recorded an after tax charge of $11.1 million ($0.37 per share), related to costs associated with the Recapitalization. The Recapitalization costs were primarily comprised of accelerated vesting of stock and restricted stock and other incentives based on compensation payments to employees in connection with the transaction. During the fourth quarter of Fiscal 1998, the Company recorded an after tax loss of $5.1 million ($0.17 per share), for the loss on net assets available for sale and other write-downs. Such assets are primarily related to the rationalization of certain manufacturing processes and the write-down of other underperforming assets (See Note 15). In addition during the fourth quarter of fiscal 1998, the Company recorded an after tax loss of $1.3 million ($0.04 per share) due to the write-down of capitalized software development costs (See
Note 15).

Note 13: Contingencies

  The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and our subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that our manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and subsidiary retained

                               SEALY CORPORATION
primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and have concluded a pilot test of groundwater remediation system.

  In 1994, the Company filed claim in U.S. District Court against the former owner of the site and their lenders seeking contribution for site investigation and site remedial costs. In 1997, the Company received $1.7 million from a former owner of the site and one of the lenders to the former owner in final settlement of this litigation. In January 1997, we filed a cost recovery action in U.S. District Court against several of our past insurers. In November 1998, the Company settled these cases when the insurers paid the Company approximately $3.8 million.

  The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court to require these entities to complete the remediation and reimburse the Company for cleanup costs. Trial on this matter has been bifurcated with only the issue of damages going to trial in May 1999. In February 2000, the trial court judge found that approximately $0.5 million expended by the Company up to trial and up to $2.4 million in future costs are recoverable as reasonable remediation costs in this matter. The issues of liability and apportionment between the parties will be addressed in the second half of the trial.

  While the Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville remediation, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company.

  The Company has been identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act with regard to two waste disposal sites and under analogous state legislation with regard to a third. Although liability under these statutes is generally joint and several, as a practical matter, liability is usually allocated among all financially responsible parties. Based on the nature and quantity of our wastes, the Company believes that liability at each of these sites in unlikely to be material.

Note 14: Segment Information

  In 1999, the Company adopted FAS 131 "Disclosures about Segments of an Enterprise and Related Information". FAS 131 supercedes FAS 14 "Financial Reporting Segments of a Business Enterprise". Under the new standard the Company is required to use the "management" approach to reporting segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The adoption of FAS 131 had no impact on the Company's net income, balance sheet, or shareholders' equity.

  The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding. During 1999, 1998 and 1997 no one customer represented 10% or more of total net sales. Additionally, during 1999, 1998 and 1997 sales outside the United States were less than 10% of total sales. During 1999 and 1998 long-lived assets (principally property, plant and equipment, goodwill, patents and other investments) outside of the United States were less than 10% of total long-lived assets.

                               SEALY CORPORATION

Note 15: Gain/Loss on Net Assets Held for Sale and other Write-Downs

  During 1998, the Company recorded a loss on certain manufacturing assets of $8.4 million as a result of the Company's on-going strategy to improve operational efficiencies. This loss resulted from the rationalization of certain manufacturing processes and the write-down of other idled assets. These assets were written-down to their fair values and production was phased-out over the first two quarters of 1999. The estimated fair values of these assets are not material. The Company disposed of a majority of these assets during 1999. The Company plans to dispose of the remaining asset during the first quarter of fiscal 2000.

  During 1998, the Company also recorded a loss of $2.2 million for the write-down of previously capitalized software development costs. Such costs were originally capitalized as a result of the Company's on-going project to upgrade its management information systems to improve manufacturing operations and profitability analysis. As a result of a change in the direction of the project, certain software modules for which costs of $2.2 million were incurred will not be implemented.

  On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture produced cash proceeds of $35.0 million and resulted in a book loss of $17.6 million. The loss on sale of this subsidiary includes income tax expense of $5.8 million arising from the tax gain on the transaction, as well as transaction costs related to the sale

Note 16: Related Party Transactions

  During 1999, the Company contributed $29.7 million in cash and other assets to Mattress Holdings International LLC ("MHI"), a company controlled by the Company's largest stockholder, Bain Capital, Inc. in exchange for a non-voting interest in MHI. The investment in MHI was made to fund domestic and international loans, advances, and investments in joint ventures, licensees, retailers, and others in order to enhance business relationships and build incremental sales. In addition, the Company has guaranteed the obligations of MHI under investment documents governing MHI's investments and has indemnified MHI with respect to such investments. For financial reporting purposes, the financial statements of MHI have been consolidated into those of the Company.

  In fiscal 1999, the Company had sales of $117.6 million of finished mattress products pursuant to multi-year supply contracts to affiliated and related parties of Bain Capital, Inc. The Company believes that the terms on which mattresses are supplied to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's length basis from a person that is not an affiliate or related party.

Note 17: Guarantor/Non-Guarantor Financial Information

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

                               SEALY CORPORATION

As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

  The following supplemental consolidating condensed financial statements present:

  1. Consolidating condensed balance sheets as of November 28, 1999 and November 29, 1998, consolidating condensed statements of operations and cash flows for each of the years in the three-year period ended November 28, 1999.

  2. Sealy Corporation (the "Parent" and a "Guarantor"), Sealy Mattress Company (the "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

  3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               November 28, 1999
                                 (in thousands)

                                                             Consolidated
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
ASSETS
Current assets:
Cash and cash
 equivalents............   $      --  $     13   $   6,220     $  4,612     $     --    $  10,845
Accounts receivable--
 Non Affiliates, net....          27     3,941      84,365       16,867           --      105,200
Accounts receivable--
 Affiliates, net........          --        --      14,275           --           --       14,275
Inventories.............          --     1,297      38,673        4,711           --       44,681
Prepaid expenses and
 other assets...........       3,412       314      12,799        3,640           --       20,165
                           ---------  --------   ---------     --------     --------    ---------
                               3,439     5,565     156,332       29,830           --      195,166
Property, plant and
 equipment, at cost.....          --     4,584     181,881       12,161           --      198,626
Less accumulated
 depreciation...........          --     1,571      55,709        3,245           --       60,525
                           ---------  --------   ---------     --------     --------    ---------
                                  --     3,013     126,172        8,916           --      138,101
Other assets:
Goodwill and other
 intangibles, net.......          --    13,653     338,711       26,088           --      378,452
Net investment in and
 advances to (from)
 subsidiaries and
 affiliates.............     (84,313)  507,742    (338,993)     (56,359)     (28,077)          --
Investment in
 affiliates.............          --        --          --       30,004           --       30,004
Debt issuance costs, net
 and other assets.......         813    24,422       3,904           91           --       29,230
                           ---------  --------   ---------     --------     --------    ---------
                             (83,500)  545,817       3,622         (176)     (28,077)     437,686
                           ---------  --------   ---------     --------     --------    ---------
Total assets............   $ (80,061) $554,395   $ 286,126     $ 38,570     $(28,077)   $ 770,953
                           =========  ========   =========     ========     ========    =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
Current portion--long-
 term obligations.......   $      --  $ 13,854   $     291     $     --     $     --    $  14,145
Accounts payable........          --       318      36,493        6,342           --       43,153
Accrued incentives and
 advertising............          --     1,200      28,507        2,594           --       32,301
Accrued compensation....          --       417      21,464        1,110           --       23,173
Other accrued expenses..         534       984      36,309        1,006           --       38,833
                           ---------  --------   ---------     --------     --------    ---------
                                 534    16,773     123,246       11,052           --      151,605
Long-term obligations...      31,497   630,749      13,951           --           --      676,197
Other noncurrent
 liabilities............      11,491        --      27,629        2,065           --       41,185
Deferred income taxes...      (2,194)      736      21,644        3,169           --       23,355
Stockholders' equity....    (121,389)  (93,863)     99,656       22,284      (28,077)    (121,389)
                           ---------  --------   ---------     --------     --------    ---------
Total liabilities and
 stockholders' equity...   $ (80,061) $554,395   $ 286,126     $ 38,570     $(28,077)   $ 770,953
                           =========  ========   =========     ========     ========    =========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               November 29, 1998
                                 (in thousands)

                                        Sealy      Combined     Combined
                             Sealy    Mattress    Guarantor   Non-Guarantor
                          Corporation  Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- ---------  ------------ ------------- ------------ ------------
ASSETS
Current assets:
Cash and cash
 equivalents............   $      --  $      22   $   9,162     $  2,050       $   --     $  11,234
Accounts receivable,
 net....................          --      3,404      92,644       10,713           --       106,761
Inventories.............          --      1,216      38,123        4,388           --        43,727
Prepaid expenses and
 other assets...........         714        341      22,190        3,200           --        26,445
                           ---------  ---------   ---------     --------       ------     ---------
                                 714      4,983     162,119       20,351           --       188,167
Property, plant and
 equipment, at cost.....          --      4,796     172,375       12,140           --       189,311
Less accumulated
 depreciation...........          --      1,730      49,189        2,583           --        53,502
                           ---------  ---------   ---------     --------       ------     ---------
                                  --      3,066     123,186        9,557           --       135,809
Other assets:
Goodwill and other
 intangibles, net.......          --     14,050     350,291       25,851           --       390,192
Net investment in and
 advances to (from)
 subsidiaries and
 affiliates.............    (108,153)   493,268    (364,090)     (26,614)       5,589            --
Debt issuance costs, net
 and other assets.......          --     28,929       7,959           24           --        36,912
                           ---------  ---------   ---------     --------       ------     ---------
                            (108,153)   536,247      (5,840)        (739)       5,589       427,104
                           ---------  ---------   ---------     --------       ------     ---------
Total assets............   $(107,439) $ 544,296   $ 279,465     $ 29,169       $5,589     $ 751,080
                           =========  =========   =========     ========       ======     =========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
Current portion--long-
 term obligations.......   $      --  $   8,375   $     201     $     --       $   --     $   8,576
Accounts payable........          --         93      41,067        4,934           --        46,094
Accrued incentives and
 advertising............          --      1,626      28,685        2,140           --        32,451
Accrued compensation....          --        357      14,576          950           --        15,883
Other accrued expenses..       1,985        391      36,598          848           --        39,822
                           ---------  ---------   ---------     --------       ------     ---------
                               1,985     10,842     121,127        8,872           --       142,826
Long-term obligations...      28,023    641,796      12,452           --           --       682,271
Other noncurrent
 liabilities............       3,585         --      32,484           --           --        36,069
Deferred income taxes...      (2,206)       755      26,467        3,724           --        28,740
Stockholders' equity....    (138,826)  (109,097)     86,935       16,573        5,589      (138,826)
                           ---------  ---------   ---------     --------       ------     ---------
Total liabilities and
 stockholders' equity...   $(107,439) $ 544,296   $ 279,465     $ 29,169       $5,589     $ 751,080
                           =========  =========   =========     ========       ======     =========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 28, 1999
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net sales...............  $     --   $ 39,454    $882,515     $78,387      $(14,649)    $985,707
Costs and expenses:
 Cost of goods sold.....        --     24,400     485,095      49,323       (14,649)     544,169
 Selling, general and
  administrative........       184     11,000     294,728      18,700            --      324,612
 Stock based
  compensation..........     6,664         --          --          --            --        6,664
 Amortization of
  intangibles...........        --        398      11,578         905            --       12,881
 Interest expense, net..     3,648     60,730       1,166        (545)           --       64,999
 Loss (income) from
  equity investees......   (13,551)   (12,721)         --          --        26,272           --
 Loss (income) from
  non-guarantor equity
  investees.............        --     (1,592)     (2,735)         --         4,327           --
 Capital charge and
  intercompany interest
  allocation............   (13,169)   (56,332)     67,492       2,009            --           --
                          --------   --------    --------     -------      --------     --------
Income/(loss) before
 income taxes...........    16,224     13,571      25,191       7,995       (30,599)      32,382
Income taxes............       403         20      12,470       3,668            --       16,561
                          --------   --------    --------     -------      --------     --------
Net income/(loss).......  $ 15,821   $ 13,551    $ 12,721     $ 4,327      $(30,599)    $ 15,821
                          ========   ========    ========     =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 29, 1998
                                 (in thousands)

                                      Sealy      Combined     Combined
                            Sealy    Mattress   Guarantor   Non-Guarantor
                         Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                         ----------- --------  ------------ ------------- ------------ ------------
Net sales...............  $     --   $ 42,472    $792,878      $73,265      $(17,313)    $891,302
Costs and expenses:
 Cost of goods sold.....        --     26,973     448,186       45,538       (17,197)     503,500
 Selling, general and
  administrative........       717     13,434     265,859       20,346            --      300,356
 Loss on net assets held
  for sale and other
  write-downs...........        --        229      10,158          247            --       10,634
 Compensation associated
  with recapitalization.    17,114        332          --        1,440            --       18,886
 Amortization of
  intangibles...........        --        411      11,684          934            --       13,029
 Interest expense, net..     4,967     62,504         245         (265)           --       67,451
 Loss (income) from
  equity investees......     3,136      1,894          --           --        (5,030)          --
 Loss (income) from non-
  guarantor equity
  investees.............        --        (27)     (2,417)          --         2,444           --
 Capital charge and
  intercompany interest
  allocation............   (10,279)   (59,656)     69,935           --            --           --
                          --------   --------    --------      -------      --------     --------
Income/(loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............   (15,655)    (3,622)    (10,772)       5,025         2,470      (22,554)
Income taxes............     3,581       (486)     (8,878)       2,581          (116)      (3,318)
                          --------   --------    --------      -------      --------     --------
Income/(loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (19,236)    (3,136)     (1,894)       2,444         2,586      (19,236)
Extraordinary item......    14,537         --          --           --            --       14,537
                          --------   --------    --------      -------      --------     --------
Net income/(loss).......  $(33,773)  $ (3,136)   $ (1,894)     $ 2,444      $  2,586     $(33,773)
                          ========   ========    ========      =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 30, 1997
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net sales...............  $     --   $37,973     $708,914     $75,042      $(17,095)    $804,834
Costs and expenses:
 Cost of goods sold.....        --    23,256      403,969      48,878       (17,014)     459,089
 Selling, general and
  administrative........     1,336    11,464      228,693      17,346            --      258,839
 Stock based
  compensation..........        --        --        1,635          --            --        1,635
 Amortization of
  intangibles...........        --       411       11,764       1,089            --       13,264
 Interest expense, net..    32,114        --          (75)       (643)           --       31,396
 Loss (income) from
  equity investees......     8,969     8,258           --          --       (17,227)          --
 Income from non-
  guarantor equity
  investees.............        --        20       (4,104)         --         4,084           --
 Capital charge and
  intercompany interest
  allocation............   (69,376)    3,689       64,821         866            --           --
                          --------   -------     --------     -------      --------     --------
Income/(loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............    26,957    (9,125)       2,211       7,506        13,062       40,611
Income taxes............    13,103      (156)       6,140       3,422            --       22,509
                          --------   -------     --------     -------      --------     --------
Income/(loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    13,854    (8,969)      (3,929)      4,084        13,062       18,102
Extraordinary item......     2,030        --           --          --            --        2,030
Cumulative effect of a
 change in accounting
 principle..............        --        --        4,329          --            --        4,329
                          --------   -------     --------     -------      --------     --------
Net income/(loss).......  $ 11,824   $(8,969)    $ (8,258)    $ 4,084      $ 13,062     $ 11,743
                          ========   =======     ========     =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 28, 1999
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............    $ --     $   543     $54,810      $   650        $--        $56,003
                            ----     -------     -------      -------        ---        -------
Cash flows from
 investing activities:
 Purchase of property,
  plant and equipment...      --        (250)    (15,795)         (39)        --        (16,084)
 Proceeds from sale of
  property, plant and
  equipment.............      --          --         840           --         --            840
 Investment in
  Affiliate.............      --          --          --      (27,794)        --        (27,794)
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates............      68      14,573     (44,386)      29,745         --             --
                            ----     -------     -------      -------        ---        -------
 Net proceeds provided
  by (used in) investing
  activities............      68      14,323     (59,341)       1,912         --        (43,038)
Cash flows from
 financing activities:
 Treasury stock
  repurchase............     (85)         --          --           --         --            (85)
 Proceeds (repayment) of
  long-term obligations,
  net...................      --     (14,875)      1,589           --         --        (13,286)
 Equity issuances.......      17          --          --           --         --             17
                            ----     -------     -------      -------        ---        -------
Net cash provided by
 (used in) financing
 activities.............     (68)    (14,875)      1,589           --         --        (13,354)
                            ----     -------     -------      -------        ---        -------
Change in cash and cash
 equivalents............      --          (9)     (2,942)       2,562         --           (389)
Cash and cash
 equivalents:
  Beginning of period...      --          22       9,162        2,050         --         11,234
                            ----     -------     -------      -------        ---        -------
  End of period.........    $ --     $    13     $ 6,220      $ 4,612        $--        $10,845
                            ====     =======     =======      =======        ===        =======

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 29, 1998
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                            Sealy    Mattress    Guarantor    Guarantor
                         Corporation  Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- ---------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............  $    (478) $  (1,923)   $ 56,210     $  (176)      $(603)     $  53,030
                          ---------  ---------    --------     -------       -----      ---------
Cash flows from
 investing activities:
 Purchase of property,
  plant and equipment...         --       (203)    (32,909)         --          --        (33,112)
 Proceeds from sale of
  property, plant and
  equipment.............         --         --         216          --          --            216
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates............    637,473   (607,445)    (28,882)     (1,749)        603             --
                          ---------  ---------    --------     -------       -----      ---------
 Net proceeds provided
  by (used in) investing
  activities............    637,473   (607,648)    (61,575)     (1,749)        603        (32,896)
Cash flows from
 financing activities:
 Treasury stock
  repurchase............   (413,078)        --          --          --          --       (413,078)
 Proceeds (repayment) of
  long-term obligations,
  net...................   (330,000)   642,122      12,653          --          --        324,775
 Equity issuances.......    121,444         --          --          --          --        121,444
 Costs associated with
  tender offer of prior
  debt..................    (15,361)        --          --          --          --        (15,361)
 Debt issuance costs....         --    (32,549)       (188)         --          --        (32,737)
                          ---------  ---------    --------     -------       -----      ---------
Net cash provided by
 (used in) financing
 activities.............   (636,995)   609,573      12,465          --          --        (14,957)
                          ---------  ---------    --------     -------       -----      ---------
Change in cash and cash
 equivalents............         --          2       7,100      (1,925)         --          5,177
Cash and cash
 equivalents:
  Beginning of period...         --         20       2,062       3,975          --          6,057
                          ---------  ---------    --------     -------       -----      ---------
  End of period.........  $      --  $      22    $  9,162     $ 2,050       $  --      $  11,234
                          =========  =========    ========     =======       =====      =========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 30, 1997
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities............   $ 29,901   $(40,205)   $  7,532     $ 44,782       $ 39       $ 42,049
                          --------   --------    --------     --------       ----       --------
Cash flows from
 investing activities:
 Purchase of property,
  plant and equipment..         --       (450)    (27,109)      (1,581)        --        (29,140)
 Proceeds from sale of
  subsidiary...........         --     35,000          --           --         --         35,000
 Proceeds from sale of
  property, plant and
  equipment............         --      5,150         410            1         --          5,561
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates...........     34,131        471      18,111      (52,674)       (39)            --
                          --------   --------    --------     --------       ----       --------
  Net proceeds provided
   by (used in)
   investing
   activities..........     34,131     40,171      (8,588)     (54,254)       (39)        11,421
Cash flows from
 financing activities:
 Repayment of long-term
  obligations, net.....    (63,127)        --          --           --         --        (63,127)
 Net borrowing--
  revolving credit
  facility.............    105,000         --          --           --         --        105,000
 Dividend..............    (99,775)        --          --           --         --        (99,775)
 Debt issuance costs...     (6,130)        --          --           --         --         (6,130)
                          --------   --------    --------     --------       ----       --------
Net cash provided by
 (used in) financing
 activities............    (64,032)        --          --           --         --        (64,032)
                          --------   --------    --------     --------       ----       --------
Change in cash and cash
 equivalents...........         --        (34)     (1,056)      (9,472)        --        (10,562)
Cash and cash
 equivalents:
 Beginning of period...         --         54       3,118       13,447         --         16,619
                          --------   --------    --------     --------       ----       --------
 End of period.........   $     --   $     20    $  2,062     $  3,975       $ --       $  6,057
                          ========   ========    ========     ========       ====       ========

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant Directors

  The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company's directors:

  Josh Bekenstein. Mr. Bekenstein, age 41, is a Managing Director of Bain Capital, Inc. ("Bain"). Mr. Bekenstein helped start Bain in 1984 and has been involved in numerous venture capital and leveraged acquisitions since 1984. Mr. Bekenstein presently serves on the Board of Directors of a number of public and private companies, including Waters Corporation and Bright Horizons Childrens Centers, Inc. Prior to Bain, Mr. Bekenstein was a consultant at Bain & Company, where he worked on strategy consulting projects for a number of Fortune 500 clients. He has been a director of the Company since December 1997.

  Paul Edgerley. Mr. Edgerley, age 43, has been Managing Director of Bain since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Capital Partners. He serves on the Board of Directors of Anthony Crane Rental, LP, GS Industries, Inc. and AMF Group, Inc. He has been a director of the Company since December 1997.

  Andrew S. Janower. Mr. Janower, age 31, since 1998 has been a Vice President of Charlesbank Capital Partners LLC, since its formation in July, 1998. Previously, he had been employed as an Associate by Harvard Private Capital Group, Inc. Prior to joining Harvard Private Capital Group, Inc., Mr. Janower was a Consultant at Bain & Company and a research associate at Harvard Business School. He has been a director of the Company since December 1998.

  James W. Johnston. Mr. Johnston, age 53, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. Mr. Johnston was Vice Chairman RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman of R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman of R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. He has been a director of the Company since March 1993.

  Ronald L. Jones. Mr. Jones, age 57, has been our Chairman since March 1998 and our Chief Executive Officer and President since March 1996. From October, 1988 until joining the Company, Mr. Jones served as President of Masco Home Furnishings. From 1983 to 1988, Mr. Jones was with HON Industries, most recently serving as president. He has been a director of the Company since March 1996.

  Michael Krupka. Mr. Krupka, age 34, joined Bain in 1991 and became a Managing Director in 1997. Prior to joining Bain, Mr. Krupka spent several years as a consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain portfolio companies. He serves on the Board of Directors of Integrated Circuit Systems, Advanced Telecom, Inc. and Mattress Discounters Corporation. He has been a director of the Company since December 1997.

Executive Officers

  The following sets forth the name, age, title and certain other information with respect to the executive and certain other appointed officers of the
Company:

  Bruce G. Barman. Dr. Barman, age 54, has been Corporate Vice President Research and Development since joining the Company in March 1995. From 1991 until he joined the Company, Dr. Barman was Vice President--Research and Development of Griffith Laboratories N.A., a custom food products producer.

  Jeffrey C. Claypool. Mr. Claypool, age 52, has been Corporate Vice President Human Resources since joining the Company in September 1991.

  Gary T. Fazio. Mr. Fazio, age 49, has been Corporate Vice President and General Manager Domestic Bedding Group since April 1998. Mr. Fazio joined us as a General Manager in 1981. From 1987 to 1990, he was one of our Regional Vice Presidents, and from 1990 to 1998 our Vice President Sales.

  Douglas E. Fellmy. Mr. Fellmy, age 50, has been Corporate Vice President and General Manager Domestic Bedding since April 1998. Mr. Fellmy joined the Company in 1971 and served in numerous capacities with the Company's Components Division and from 1990 to 1998 was our Vice President Operations.

  James F. Goughenour. Mr. Goughenour, age 62, has been Corporate Vice President Technology, Quality and Manufacturing Engineering since joining the Company in July 1997. From 1979 until he joined the Company, Mr. Goughenour had been with the HON Company, serving as Vice President.

  David J. McIlquham. Mr. McIlquham, age 45, has been Corporate Vice President Sales and Marketing since April 1998 and was our Corporate Vice President Marketing from joining the Company in 1990 until 1998.

  Lawrence J. Rogers. Mr. Rogers, age 51, has been Corporate Vice President and General Manager International since February 1994. Since joining the Company in 1979, Mr. Rogers has served in numerous other capacities within the Company's operations, including President Sealy of Canada.

  Richard F. Sowerby. Mr. Sowerby, age 45, has been Corporate Vice President Finance since 1997. From joining the Company in 1995 until 1997 he was our Vice President Controller. Previously, Mr. Sowerby served as Corporate Controller of Elliott Company, a manufacturer and servicer of turbo machinery equipment.

  Kenneth L. Walker. Mr. Walker, age 51, has been Corporate Vice President, General Counsel and Secretary since joining the Company in May 1997. Previously, Mr. Walker served as Vice President, General Counsel and Secretary of Varity Corporation, a manufacturer of automotive components, diesel engines and farm machinery.

  E. Lee Wyatt. Mr. Wyatt, age 47, has been Corporate Vice President Administration and Chief Financial Officer since September 1999. From joining the Company in October 1998 until September 1999, he was our Corporate Vice President Administration. From 1983 until he joined the Company, Mr. Wyatt was with Brown Group Inc., a wholesaler and retailer of footwear, in numerous positions, most recently as Senior Vice President Finance and Administration of its Brown Shoe Company subsidiary.

Compliance With Section 16(a) Of The Exchange Act

  The Company is not aware of any person that is subject to Section 16 of the Securities Exchange Act of 1934 (The "Exchange Act") with respect to the Company, that has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during Fiscal 1999.

Item 11. Executive Compensation

  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 28, 1999, November 29, 1998, and November 30, 1997, of those persons who served as (i) the chief executive officer during Fiscal 1999, 1998, and 1997, and (ii) the other four most highly compensated executive officers of the Company for Fiscal 1999 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation                Long-Term Compensation
                              ------------------------------  -------------------------------------------
                                                              Restricted    Securities
Name and Principal                              Other Annual    Stock       Underlying       All Other
Position                 Year  Salary   Bonus   Compensation   Award($)    Options/SARS   Compensation(a)
------------------       ---- -------- -------- ------------  ----------   ------------   ---------------
Ronald L. Jones......... 1999 $611,666 $978,373   $72,562(b)        --             --       $   23,408
Chairman, Chief          1998  571,252  632,458   965,602(b)        --         99,070(c)     1,136,150
Executive Officer                                                           1,971,630(c)
and President            1997  527,516  633,052     1,168           --         75,000(d)        21,583
Gary T. Fazio........... 1999  241,913  169,317    21,313(b)        --             --           18,901
Corp. VP General Mgr.    1998  227,542  110,234   435,318(b)        --          8,365(c)       111,899
Domestic Bedding                                                              180,000(c)
                         1997  203,833  182,289       248      203,978(e)      32,000(d)        16,524
Douglas E. Fellmy....... 1999  232,467  162,707    65,926(b)        --             --           18,106
Corp. VP General Mgr.    1998  219,067  106,129   336,785(b)        --          8,365(c)       111,267
Domestic Bedding                                                              180,000(c)
                         1997  197,333  177,739        --      203,978(e)      32,000(d)        16,016
David J. McIlquham...... 1999  237,188  166,010    48,509(b)        --             --           18,473
Corp. VP Sales and       1998  223,167  108,114   684,175(b)        --        180,000(c)        17,468
Marketing                1997  199,167  179,023       242      203,978(e)      32,000(d)        16,165

Lawrence J. Rogers...... 1999  221,250  144,518     1,357(b)        --             --           17,235
Corp. VP General Mgr.    1998  189,266  101,403   375,855(b)        --          8,365(c)       110,253
International                                                                 180,000(c)
                         1997  180,305  158,953        --      203,978(e)      32,000(d)        14,271

--------
(a) Represents amounts paid on behalf of each of the Named Executive Officers for the following four respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, (iii) Company contributions to the Company's defined contribution plans and (iv) in fiscal 1998 deferred compensation agreements with respective officers. Amounts for each of the Named Executive Officers for each of the four respective preceding categories is as follows: Mr. Jones: (1999-$2,534, $2,324, $18,550, $0;1998-$2,364, $1,049, $18,200, $1,114,537; 1997-$3,083,
    $1,000, $17,500, $0); Mr. Fazio: (1999-$995, $912, $16,994, $0;1998-$883,
    $983, $15,928, $94,105; 1997-$1,257, $999, $14,268, $0); Mr. McIlquham:
    (1999-$976, $895, $16,602, $0;1998-$866, $980, $15,622, $0; 1997-$1,227,
    $996, $13,942, $0); Mr. Fellmy: (1999-$957, $877, $16,272, $0;1998-$850,
    $976, $15,336, $94,105; 1997-$1,216, $987, $13,813, $0); Mr. Rogers (1999-
    $916, $841, $15,478, $0;1998-$368, $385, $15,395, $94,105; 1997-$622,
    $1,027, $12,621, $0)
(b) Represents amounts paid on behalf of each of the Named Executive Officers for the following seven respective categories of other annual compensation: (i) transaction bonus associated with the Recapitalization,
    (ii) vesting of restricted stock associated with the Recapitalization,
    (iii) compensation associated with vested stock options paid out in connection with the Recapitalization, (iv) compensation recorded associated with the exercise of stock options, (v) relocation expenses incurred, (vi) car and financial planning allowances paid on behalf of the Named executives and
   (vii) special bonuses. Amounts for each of the Named Executive Officers for each of the seven respective preceding categories is as follows: Mr. Jones:
   (1999-$0, $0, $0, $0, $48,148, $24,414, $0; 1998-$385,000, $162,326, $0,
   $334,361, $6,801, $67,139, $9,975); Mr. Fazio (1999-$0, $0, $0, $0,
   $21,313, $0, $0;1998-$306,750, $0, $0, $28,232, $100,336, $0, $0); Mr.
   Fellmy (1999-$0, $0, $0, $28,232, $37,694, $0, $0;1998-$297,000, $0, $0,
   $0, $39,785, $0, $0); Mr. McIlquham (1999-$0, $0, $0, $0, $28,509, $0,
   $0;1998-$300,000, $150,486, $225,983, $0, $7,706, $0, $0); Mr. Rogers
   (1999-$0, $0, $0, $0, $1,357, $0, $0;1998-$254,115, $0, $0, $28,232,
   $81,508, $0, $12,000).
(c) On December 18, 1997, the Company issued to certain of the named Executive Officers, among others, ten-year fully vested non-qualified stock options to acquire (i) shares of the Company's Class A Common Stock at the then current fair market value of $0.50, with an exercise price of $0.125 per share; and (ii) shares of the Company's Class L Common stock at the then current fair market value of $40.50, with an exercise price of $10.125 per share. In the December 1997, the indicated Named Executive Officers received options for the following A and L shares: Mr. Jones 891,630 A Shares and 99,070 L Shares; Mr. Fazio 75,285 A Shares and 8,365 L Shares; Mr. Fellmy 75,285 A Shares and 8,365 L Shares; and Mr. Rogers 75,285 A Shares and 8,365 L Shares. On March 17, 1998, pursuant to the 1998 Stock Option Plan, the Company issued to the Named Executive Officers, among others, ten-year non-qualified stock options to acquire shares of the Company's Class A Common Stock at the then current fair market value exercise price of $0.50 per share and also additional options to acquire shares of Company's Class A Common Stock at an exercise price of $4.18 per share. In March, 1998, the Named Executive Officers received the following stock options: Mr. Jones 600,000 options at $0.50 and 480,000 options at $4.18; Mr. Fazio 100,000 options at $0.50 and 80,000 options at $4.18; Mr.
    McIlquham 100,000 options at $0.50 and 80,000 options at $4.18; Mr. Fellmy 100,000 options at $0.50 and 80,000 options at $4.18; and Mr. Rogers 100,000 options at $0.50 and 80,000 options at $4.18.
(d) On May 31, 1997, the Company issued ten-year non-qualified stock options at an exercise price of $9.60, pursuant to the Company's 1997 Stock Option Plan to the Named Executive Officers, among others, as follows: Ronald L.
    Jones: 75,000 shares; Gary T. Fazio: 32,000 shares; David J. McIlquham:
    32,000 shares; Douglas Fellmy: 32,000 shares; and Lawrence J. Rogers:
    32,000 shares. As of November 29, 1998, none of these stock options remained outstanding.
(e) Such amount reflects the Company's determination of the fair value at the date of grant of restricted stock issued, on January 6, 1997, pursuant to the Company's 1996 Transitional Restricted Stock Plan to, among others, certain Named Executive Officers as follows: Gary T. Fazio: 15,800 shares; David J. McIlquham: 15,800 shares; Douglas Fellmy: 15,800 shares; and Lawrence J. Rogers: 15,800 shares. On December 16, 1997 Mrssrs Fazio, Fellmy, and Rogers waived all of their right to such restricted stock. On December 18, 1997, as part of the Refinancing of the Company, Mr. McIlquham's restricted shares vested and he received the Merger Price of approximately $14.30 per share for each restricted share for a total of $225,900. As of November 29, 1998, none of these shares of restricted stock remained outstanding.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

  During fiscal 1999, no stock options or stock appreciation rights were granted to the Chief Executive Officer or the four most highly compensated executives.

              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                                  Number Of Securities            Value Of Unexercised
                           Shares                Underlying Unexercised     In-the- money Options/sars At FY-
                        Acquired On   Value    Options/sars At FY-End (#)                End ($)
         Name           Exercise (#) Realized Exercisable/unexercisable (a) Exercisable/unexercisable (b) (c)
         ----           ------------ -------- ----------------------------- ---------------------------------
Ronald L. Jones........        --         --        99,070/1,080,000              $4,444,776/4,152,000
  Chairman, Chief
   Executive
  Officer and President
Gary T. Fazio..........        --         --           8,365/180,000              $    375,296/692,000
  VP General Mgr.
   Domestic Bedding
Douglas E. Fellmy......    75,285     28,232           8,365/180,000              $    375,296/692,000
  VP General Mgr.
   Domestic Bedding
David J. McIlquham.....        --         --              --/180,000                        --/692,000
  VP of Sales and
   Marketing
Lawrence J. Rogers.....        --         --           8,365/180,000              $    375,296/692,000
  VP General Mgr. of
  International Ops.

--------
(a) Includes options exercisable within 60 days after November 28, 1999.
(b) Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price.
(c) Represents the total gain which would be realized if all in-the-money options beneficially held at November 28, 1999 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of November 28, 1999.

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

  Executive Employment Agreements. Ronald Jones has entered into an employment agreement with Parent providing for his employment as Chief Executive Officer and President. The agreement has an initial term of three years and a perpetual two-year term thereafter. The agreement currently provides for an annual base salary of U.S. $530,000, subject to annual increase by Parent's Board of Directors, plus a performance bonus and grants Mr. Jones the right to require Parent to repurchase certain securities of Parent held by Mr. Jones. In addition, nine employees of the Company, including Gary T. Fazio, Douglas Fellmy, Lawrence J. Rogers, and David J. McIlquham, have entered into employment agreements that provide, among other things, for an initial employment term of two years and a perpetual one-year employment term thereafter, during which such employees will received base salary (respectively of at least U.S. $204,500, U.S. $198,000, U.S. $200,000, and
U.S. $200,000) and a performance bonus between zero and seventy percent of their base salary and substantially the same benefits as they received as of the date of such agreements. For the fiscal year ending November 28, 1999, the compensation committee of the Company's Board of Directors determined that the bonuses to be paid pursuant to those employment agreements were to be based 75% on the Company's achievement of an Adjusted EBITDA target and 25% on the Company's achievement of a Return on Net Tangible Assets target. Each such target represented an improvement over the Company's prior year performance.

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

  Severance Benefit Plans. In addition, certain executives and other employees are eligible for benefits under our severance benefit plans and certain other agreements, which provide for cash severance payments equal to their base salary and, in some instances, bonuses (from periods ranging from two weeks to two years) and for the continuation of certain benefits.

  Management Incentive Plan. The Company provides performance-based compensation awards to executive officers and key employees for achievement each year as part of a bonus plan. Such compensation awards are a function of individual performance and corporate results. The qualitative and quantitative criteria will be determined from time to time by Parent's Board of Directors and currently include such factors as EBITDA, return on net assets and return on selected Company investments.

  Management Equity Participation in the Transactions. In connection with the Transactions, in order to provide financial incentives for certain of the Company's employees, the Management Investors acquired common stock of Parent and/or fully vested options to acquire common stock of Parent in exchange for either (i) cash or (ii) preferred stock and/or options held by such Management Investors prior to the Merger. Upon a Management Investor's termination of employment with the Company, the exercise period of such options held by such Management Investor will be reduced to a period ending no later than six months after such Management Investor's termination. If such termination occurs prior to a qualified initial public offering of Parent's common stock, then Parent shall have the right to repurchase the common stock of Parent held by such Management Investor and only if the Management Investor is terminated without "cause" (as defined in his employment agreement), such Managements Investor shall have the right to require Parent to repurchase the common stock of Parent held by such Management Investor.

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

  Remuneration of Directors. The Company reimburses all directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Mr. Johnston receives an annual retainer of $30,000, reduced by $1,000 for each Board meeting not attended, plus $1,000 ($1,250 if he is Committee Chairman) for each Board of Directors committee meeting attended if such meeting is on a date other than a Board meeting date.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  As of February 14, 2000, the outstanding capital stock of the Company consists of 16,517,463 shares of Class A common stock, par value $0.01 per share ("Class A common"), 11,934,900 shares of Class B Common stock, par value $0.01 per share ("Class B Common"), 1,483,591 shares of Class L common stock, par value $0.01 per share ("Class L Common"), and 1,548,997 shares of Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors, and are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common is identical to the Class A Common and the Class M Common is identical to the Class L Common except that the Class B Common and the Class M Common are nonvoting. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

                                                    Shares Beneficially Owed
                                                    ------------------------
                            Class A Common       Class B Common      Class L Common     Class M Common
                         -------------------- -------------------- ------------------ ------------------
                          Number   Percentage  Number   Percentage Number  Percentage Number  Percentage
                          Shares    of Class   Shares    of Class  Shares   of Class  Shares   of Class
                         --------- ---------- --------- ---------- ------- ---------- ------- ----------
Principal Stockholders:
Bain Funds(1)(2)........ 7,996,104    48.4%   3,184,215    26.7%   718,206    48.4%   524,051    33.8%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Harvard Private Capital
 Holdings, Inc.......... 4,444,446    26.9%          --      --    493,827    33.3%        --      --
 c/o Harvard Management
 Company, Inc.
 600 Atlantic Avenue
 Boston, MA 02210
Sealy Investors 1,
 LLC(2).................   824,221     5.0%   5,909,788    49.5%    74,031     5.0    674,192    43.5%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Sealy Investors 2,
 LLC(2).................   824,221     5.0%   2,542,783    21.3%    74,031     5.0    300,081    19.4%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Sealy Investors 3,
 LLC(2).................   824,221     5.0%     298,114     2.5%    74,031     5.0     50,673     3.3%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

--------
(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain CapitalFund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Bekenstein, Edgerley and Krupka.
(2) The members of Sealy Investors 1, LLC ("SI1") are Chase Equity Associates, L.P. and Bain Capital Partners V, L.P. ("BCPV"). The members of Sealy Investors 2, LLC ("SI2") are CIBC WG Argosy Merchant Fund 2, L.L.C. and BCPV. The members of Sealy Investors 3, LLC ("SI3" and, collectively with SI1 and SI2, the "LLCs") are BancBoston Investments, Inc. and BCPV. BCPV is the administrative member of each LLC and beneficially owns 1% of the equity of each LLC. Accordingly, BCPV may be deemed to beneficially own certain shares owned by the LLCs, although BCPV disclaims such beneficial ownership.

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

                                                    Shares Beneficially Owned
                          ------------------------------------------------------------------------------
                             Class A Common      Class B Common      Class L Common     Class M Common
                          --------------------- ----------------- -------------------- -----------------
                            Number   Percentage Number Percentage  Number   Percentage Number Percentage
                            Shares    of Class  Shares  of Class   Shares    of Class  Shares  of Class
                          ---------- ---------- ------ ---------- --------- ---------- ------ ----------
Directors & Executive
 Officers:
Josh Bekenstein(1)(2)...   7,996,104    48.4%     --       --       718,206    48.4%     --       --
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Paul Edgerley(1)(2).....   7,996,104    48.4%     --       --       718,206    48.4%     --       --
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Michael Krupka(1)(2)....   7,996,104    48.4%     --       --       718,206    48.4%     --       --
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Andrew S. Janower(3)....   4,444,446    26.9%     --       --       493,827    33.3%     --       --
 c/o Charlesbank Capital
 Partners LLC
 600 Atlantic Avenue
 Boston, MA 02210
Ronald L. Jones(4)......   1,041,032     6.3%     --       --       115,670     7.3%     --       --
 c/o Sealy Corporation
 1228 One Office
 Parkway,
 Trinity, NC 27230
Gary T. Fazio(5)........      83,646       *      --       --         9,294       *      --       --
 c/o Sealy Corporation
 1228 One Office Parkway
 Trinity, NC 27230
Douglas E. Fellmy(5)....      83,646       *      --       --         9,294       *      --       --
 c/o Sealy Corporation
 1228 One Office Parkway
 Trinity, NC 27230
David J. McIlquham(5)...      50,355       *      --       --         5,595       *      --       --
 c/o Sealy Corporation
 One Office Parkway,
 1228 Trinity, NC 27230
Lawrence J. Rogers(5)...      83,646       *      --       --         9,294       *      --       --
 c/o Sealy Corporation
 1228 One Office Parkway
 Trinity, NC 27230
Management investors(6)
 as a group (11
 persons)...............   1,643,708     9.9%     --       --       182,634    11.2%     --       --
All directors and
 executive officers as a
 group (15 persons).....  14,084,258    84.5%     --       --     1,394,667    85.6%     --       --

--------
 * Less than one percent
(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain CapitalFund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP

   Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Bekenstein, Edgerley and Krupka.
(2) Messrs. Bekenstein, Edgerley and Krupka are each Managing Directors of Bain Capital Investors V., Inc., the sole general partner of BCPV, and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B. Accordingly, Messrs. Bekenstein, Edgerley and Krupka may be deemed to beneficially own shares owned by Fund V and Fund V-B. In addition, Messrs. Bekenstein, Edgerley and Krupka are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3) Mr. Janower is a Vice President of Charlesbank Capital Partners LLC, an affiliate of Harvard Private Capital Holdings, Inc. ("Harvard"). Accordingly, Mr. Janower may be deemed to beneficially own shares owned by Harvard. Mr. Janower disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(4) Includes 99,070 shares of Class L Common issuable upon exercise of outstanding and currently exercisable options.
(5) Amounts shown reflect shares issuable upon exercise of outstanding and currently exercisable options.
(6) The Management Investors consists of Messrs. Jones, Fazio, Fellmy, McIlquham, and Rogers and Bruce Barman, Jeffrey C. Claypool, James F. Goughenour, Richard F. Sowerby, Kenneth L. Walker, and E. Lee Wyatt. Includes 150,570 shares of Class A Common and 145,516 shares of Class L Common issuable upon exercise of currently exercisable options.

Item 13. Certain Relationships And Related Transactions

Compensation Committee Interlocks And Insider Participation

  The Compensation Committee of the Company's Board of Directors currently consists of Messrs. Johnston, Bekenstein and Krupka. From March 17, 1998, through December 9, 1998, the Compensation Committee of the Company's Board of Directors consisted of Messrs. Johnston, Bekenstein and former director John Sallay.

  Stockholders Agreement. In December 1997, the Company and certain of its stockholders, including the Bain Funds, Harvard, the LLCs and Zell (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement: (i) requires that each of the parties thereto vote all of its voting securities of the Company to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) grants the Company and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of the Company held by Zell, Harvard or the LLCs; (iii) grants Harvard a right of first offer on any proposed transfer of shares of capital stock of the Company held by the Bain Funds; (iv) grants tag-along rights (rights to participate on a pro rata basis in sales of stock by other shareholders) on certain transfers of shares of capital stock of the Company; (v) requires the Stockholders to consent to a sale of the Company to an independent third party if such sale is approved by holders constituting a majority of the then outstanding shares of voting common stock of the Company and (vi) except in certain instances, prohibits Zell from transferring any shares of capital stock of the Company until the tenth anniversary of the date of the consummation of the Transactions. Certain of the foregoing provision of the Stockholders Agreement will terminate upon the consummation of an initial Public Offering or an Approved Sale (as each is defined in the Stockholders Agreement). Certain of the Stockholders, including Bain, received one-time transaction fees aggregating $8.9 million upon consummation of the Transactions.

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

  (a) 1. Financial Statements

    Sealy Corporation

    Report of Independent Accountants (PricewaterhouseCoopers LLP) and Report of Independent Auditors (KPMG LLP)

    Consolidated Balance Sheets at November 28, 1999 and November 29, 1998

    Consolidated Statements of Operations for the years ended November 28, 1999, November 29, 1998 and, November 30, 1997.

    Consolidated Statements of Stockholders' Equity for the years ended November 28, 1999, November 29, 1998 and, November 30, 1997.

    Consolidated Statements of Cash Flows for the years ended November 28, 1999, November 29, 1998 and, November 30, 1997

    Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

    All schedules have been omitted because they are not applicable or are not required or because the required information is included in the consolidated financial statements or notes thereto.

   3. Exhibits

    The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

  (b) 1. Reports on Form 8-K Filed During the Last Quarter

     None

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
 2.1     Agreement and Plan of Merger, dated as of October 30, 1997, by and among the Registrant, Sandman Merger Corporation and Zell/Chilmark
         Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed December 30, 1997 (File No. 1-8738)).
 2.2     First Amendment to the Agreement and Plan of Merger, dated as of
         December 18, 1997, by and among the Registrant, Sandman Merger
         Corporation and Zell/Chilmark Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed December
         30, 1997 (File No. 1-8738)).
 3.1     Restated Certificate of Incorporation of Sealy Corporation dated as of
         November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the
         fiscal year ended November 30, 1991 (File No. 1-8738)).
 3.2     By-Laws of Sealy Corporation adopted as of November 4, 1991.
         (Incorporated herein by reference to the appropriate exhibit to Sealy
         Corporation's Annual Report on Form 10-K for the fiscal year ended
         November 30, 1991 (File No. 1-8738)).
 4.1     Indenture, dated as of December 18, 1997, by and among Sealy Mattress
         Company, the Guarantors named therein and The Bank of New York, as trustee, with respect to the Series A and Series B 9 7/8% Senior
         Subordinated Notes due 2007. (Incorporated herein by reference,
         Exhibit 4.1, to the Form 8-K filed December 30, 1997 (File No. 1-
         8738)).

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
   4.2   Indenture, dated as of December 18, 1997, by and among Sealy Mattress
         Company, the Guarantors named therein and The Bank of New York, as trustee, with respect to the Series A and Series B 10 7/8% Senior
         Subordinated Discount Notes due 2007. (Incorporated herein by reference, Exhibit 4.2, to the Form 8-K filed December 30, 1997 (File
         No. 1-8738)).
   4.3   Second Supplemental Indenture, dated as of December 5, 1997, by and between the Registrant and The Bank of New York, as trustee.
         (Incorporated herein by reference, Exhibit 4.3, to the Form 8-K filed
         December 30, 1997 (File No. 1-8738)).
 *10.1   Sealy Profit Sharing Plan, Amended and Restated Date: December 1,
         1989. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-
         8738)).
 *10.2   Sealy Corporation Bonus Program. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended
         November 30, 1995 (File No. 1-8738)).
 *10.3   Amendment No. 1 to Sealy Bonus Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on
         Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-
         8738)).
 *10.4   Amendment No. 1 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 1, 1996 (File
         No. 1-8738)).
 *10.5   Amendment No. 2 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended December 1, 1996 (File
         No. 1-8738)).
 *10.6   Stock Option Agreement dated March 4, 1996 by and between Sealy
         Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).
 *10.7   Stockholder Agreement dated March 4, 1996 by and among Sealy
         Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).
 *10.8   Restricted Stock Agreement dated March 4, 1996 by and between Sealy
         Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form
         10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).
  10.9   Purchase Agreement, dated as of December 11, 1997, by and among Sealy
         Mattress Company, the Guarantors named therein, Goldman, Sachs & Co.
         (Incorporated herein by reference, Exhibit 10.2, to the Form 8-K filed
         December 30, 1997 (File No. 1-8738)).
  10.10  Credit Agreement, dated as of December 18, 1997, among Sealy Mattress
         Company, the Guarantors named therein, Goldman Sachs Credit Partners
         L.P., as arranger and syndication agent, Morgan Guaranty Trust Company of New York, as administrative agent, Bankers Trust Company, as
         Documentation agent, and the other institutions named therein.
         (Incorporated herein by reference, Exhibit 10.4, to the Form 8-K filed
         December 30, 1997 (File No. 1-8738)).
  10.11  AXEL Credit Agreement, dated as of December 18, 1997, among Sealy
         Mattress Company, the Guarantors named therein, Goldman Sachs Credit
         Partners L.P., as arranger and syndication agent, Morgan Guaranty
         Trust Company of New York, as administrative agent, Bankers Trust
         Company, as documentation agent and the other institutions named therein. (Incorporated herein by reference, Exhibit 10.5, to the Form
         8-K filed December 30, 1997 (File No. 1-8738)).

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
 *10.12  Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference, Exhibit 10.6, to the Form 8-K filed December 30,
         1997 (File No. 1-8738)).
 *10.13  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Bruce G. Barman. (Incorporated herein by reference, Exhibit 10.7, to the Form 8-K filed December 30, 1997 (File
         No. 1-8738)).
 *10.14  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Jeffrey C. Claypool. (Incorporated herein by reference, Exhibit 10.8, to the Form 8-K filed December 30, 1997 (File
         No. 1-8738)).
 *10.15  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Gary T. Fazio. (Incorporated herein by reference, Exhibit 10.9, to the Form 8-K filed December 30, 1997 (File
         No. 1-8738)).
 *10.16  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Douglas E. Fellmy. (Incorporated herein by reference, Exhibit 10.10, to the Form 8-K filed December 30, 1997
         (File No. 1-8738)).
 *10.17  Employment Agreement dated as of August 25, 1997, by and between Sealy
         Corporation and David J. McIlquham. (Incorporated herein by reference,
         Exhibit 10.11, to the Form 8-K filed December 30, 1997 (File No. 1-
         8738)).
 *10.18  Employment Agreement, dated as of August 25, 1997, by and between
         Sealy Corporation and Lawrence J. Rogers. (Incorporated herein by reference, Exhibit 10.12, to the Form 8-K filed December 30, 1997
         (File No. 1-8738)).
 *10.19  Amendment to Amended and Restated Employment Agreement and Termination
         of Stockholders Agreement dated as of December 17, 1997, between
         Ronald L. Jones and the Registrant. (Incorporated herein by reference,
         Exhibit 10.18, to the Form 8-K filed December 30, 1997 (File No. 1-
         8738)).
 *10.20  Amendment to Employment Agreements, dated as of December 17, 1997, between the employees named therein and the Registrant. (Incorporated herein by reference, Exhibit 10.19, to the Form 8-K filed December 30,
         1997 (File No. 1-8738)).
  10.21  Change in Registrants Certified Accountant, dated March 23, 1998 (File
         No. 1-8738).
  10.22  Stockholders Agreement dated as of December 18, 1997 by and among
         Sealy Corporation and the Stockholders named therein. (Incorporated herein by reference to Exhibit 10.27 to Sealy Mattress Company's--Form
         S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).
  10.23  Registration Rights Agreement dated as of December 18, 1997 by and among Sealy Corporation and the Stockholders named therein.
         (Incorporated herein by reference to Exhibit 10. To Sealy Mattress
         Company's Form S-4 Registration Statement filed May 5, 1998 (File No.
         1-8738)).
  10.24  Management Services Agreement dated as of December 18, 1997 by and between Sealy Corporation, Sealy Mattress and Bain Capital, Inc.
         (Incorporated herein by reference to Exhibit 10.50 to Sealy Mattress
         Company's Form S-4 Registration Statement filed May 5, 1998 (File No.
         1-8738)).
  10.25  First Amendment to Credit Agreement (Incorporated herein by reference,
         Exhibit 10.1, to the Form 8-K filed October 14, 1998 (File No. 1-
         8738)).
 *10.26  Employment Agreement, dated as of October 15, 1998 by and between
         Sealy Corporation and E. Lee Wyatt. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on
         Form 10-K for the fiscal year ended November 29, 1998 (File No. 1-
         8738)).

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
 *10.27  Employment Agreement, dated as of October 15, 1998 by and between
         Sealy Corporation and James Goughenour. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 29, 1998 (File
         No. 1-8738)).
 *10.28  Employment Agreement, dated as of October 15, 1998 by and between
         Sealy Corporation and Richard Sowerby. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 29, 1998 (File
         No. 1-8738)).
 *10.29  Employment Agreement, dated as of December 18, 1998 by and between
         Sealy Corporation and Kenneth L. Walker. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
         Report on Form 10-K for the fiscal year ended November 29, 1998 (File
         No. 1-8738)).
 *10.30  Sealy Corporation 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.48, to the Form 10-Q Quarterly Report of Sealy
         Corporation dated April 15, 1998 (File No. 1-8738).
 *10.31  Form of Stock option grant agreement under Sealy Corporation 1998
         Stock Option Plan with a table of stock options granted to Sealy
         Corporation's executive officers under Sealy's 1998 Stock Option Plan.
 *10.32  Amendment to Employment Agreement dated January 20, 2000 by and between Sealy Corporation and Lawrence J. Rogers.
  10.33  Limited Liability Company Agreement dated June 30, 1999 by and between
         Sealy, Inc. and Bain Capital, Inc., forming Mattress Holdings
         International, LLC.
  21.1   List of Subsidiaries of Sealy Corporation.
  27.1   Financial Data Schedule.
  99.1   Certificate of Ownership and Merger merging Sealy Holdings, Inc. with and into Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's
         Annual Report on Form 10-K for the fiscal year ended November 30, 1991
         (File No. 1-8738)).
  99.2   Sealy Corporation Executive Severance Benefit Plan dated January 25,
         1993. (Incorporated herein by reference to the appropriate exhibit to
         Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Sealy Corporation

                                                      Ronald L. Jones
                                          By: _________________________________
                                                      Ronald L. Jones
                                               Chairman, President and Chief
                                                     Executive Officer
                                               (Principal Executive Officer)

Date: February 28, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ E. Lee Wyatt              Corporate Vice President--  February 28, 2000
______________________________________  Administration and Chief
             E. Lee Wyatt               Financial Officer
                                        (Principal Accounting
                                        Officer)

       /s/ Josh Bekenstein             Director                    February 28, 2000
______________________________________
           Josh Bekenstein

        /s/ Paul Edgerley              Director                    February 28, 2000
______________________________________
            Paul Edgerley

      /s/ Andrew S. Janower            Director                    February 28, 2000
______________________________________
          Andrew S. Janower

      /s/ James W. Johnston            Director                    February 28, 2000
______________________________________
          James W. Johnston

       /s/ Ronald L. Jones             Director                    February 28, 2000
______________________________________
           Ronald L. Jones

        /s/ Michael Krupka             Director                    February 28, 2000
______________________________________
            Michael Krupka