Form 10-Q
period 2000-02-27
SEALY CORP
filed 2000-04-12
CIK 748015

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 27, 2000
                                -----------------

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________
Commission file number 1-8738
                       ------


                               SEALY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   36-3284147
-------------------------------                ----------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


Sealy Drive One Office Parkway
   Trinity, North Carolina                               27230
-------------------------------                ----------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (336) 861-3500
                                                   ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                 Yes   X    No
                                                        ---      ---

The number of shares of the registrant's common stock outstanding as of April 1, 2000 was 31,484,951

--------------------------------------------------------------------------------

                        PART I.   FINANCIAL INFORMATION
                        -------------------------------

Item 1 - Financial Statements

                               SEALY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  QUARTER ENDED  QUARTER ENDED
                                                   FEBRUARY 27,   FEBRUARY 28,
                                                       2000          1999
                                                  ------------   -------------
Net sales - Non Affiliates                            $223,968       $222,326
Net sales - Affiliates                                  32,671             --
                                                      --------       --------
Total net sales                                        256,639        222,326
Costs and expenses:
 Cost of goods sold - Non Affiliates                   124,187        122,575
 Cost of goods sold - Affiliates                        17,240             --
                                                      --------       --------
 Total cost of goods sold                              141,427        122,575
 Selling, general and administrative                    83,535         79,186
 Stock based compensation                                  990             --
 Amortization of intangibles                             3,162          2,962
                                                      --------       --------
Income from operations                                  27,525         17,603
 Interest expense, net                                  17,234         16,521
                                                      --------       --------
Income before income tax expense                        10,291          1,082
 Income tax expense                                      4,734            669
                                                      --------       --------
Net income                                               5,557            413
 Liquidation preference for common L & M shares          3,702          3,365
                                                      --------       --------
Net income (loss) available to common shareholders    $  1,855       $ (2,952)
                                                      ========       ========
Earnings per share - basic:
Net income                                            $   0.18       $   0.01
Liquidation preference for common L & M shares           (0.12)         (0.11)
                                                      --------       --------
Net income (loss) available to common shareholders    $   0.06       $  (0.10)
                                                      ========       ========
Earnings per share - diluted:
Net income                                            $   0.16       $   0.01
Liquidation preference for common L & M shares           (0.11)         (0.11)
                                                      --------       --------
Net income (loss) available to common shareholders    $   0.05       $  (0.10)
                                                      ========       ========

Weighted average number of common shares outstanding:
Basic                                                   31,485         31,438
Diluted                                                 34,120         31,683


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)




                                                    FEBRUARY 27,    NOVEMBER 28,
                                                       2000            1999
ASSETS                                              (UNAUDITED)          *
                                                      --------       --------
Current assets:
Cash and cash equivalents                             $ 20,729       $ 10,845
  Accounts receivable - Non-Affiliates, net            105,126        105,200
  Accounts receivable - Affiliates                      17,452         14,275
  Inventories                                           43,985         44,681
  Prepaid expenses and deferred taxes                   26,377         20,165
                                                      --------       --------
                                                       213,669        195,166

Property, plant and equipment - at cost                199,966        198,626
Less:  accumulated depreciation                        (61,656)       (60,525)
                                                      --------       --------
                                                       138,310        138,101
Other assets:
  Goodwill and other intangibles, net                  375,648        378,452
  Investment in affiliates                              30,182         30,004
  Debt issuance costs, net, and other assets            28,407         29,230
                                                      --------       --------
                                                       434,237        437,686
                                                      --------       --------
                                                      $786,216       $770,953
                                                      ========       ========


* Condensed from audited financial statements.


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                               FEBRUARY 27,       November 28,
LIABILITIES AND STOCKHOLDERS'                     2000               1999
(DEFICIT) EQUITY                               (UNAUDITED)            *
                                             ----------------     ------------
Current liabilities:
   Current portion of long-term obligations     $  20,339          $  14,145
   Accounts payable                                54,723             43,153
   Accrued interest                                 4,020             12,733
   Accrued incentives and advertising              36,023             32,301
   Accrued compensation                            13,353             23,173
   Other accrued expenses                          30,690             26,100
                                                ---------          ---------
                                                  159,148            151,605
Long-term obligations                             678,221            676,197
Other noncurrent liabilities                       40,103             41,185
Deferred income taxes                              23,976             23,355

Stockholders' (deficit) equity:
   Common stock                                       315                315
   Additional paid-in capital                     134,547            134,547
   Retained deficit                              (240,455)          (246,012)
   Foreign currency translation adjustment         (9,554)           (10,154)
   Common stock held in treasury, at cost             (85)               (85)
                                                ---------          ---------
                                                 (115,232)          (121,389)
                                                ---------          ---------
                                                $ 786,216          $ 770,953
                                                =========          =========

* Condensed from audited financial statements.


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                    QUARTER ENDED            QUARTER ENDED
                                                     FEBRUARY 27,             FEBRUARY 28,
                                                        2000                     1999
                                                     -----------              -----------
Net cash provided by (used in) operating activities    $ 8,966                 $(1,313)
                                                       -------                 -------
Investing activities:
   Purchase of property and equipment, net              (3,836)                 (3,240)
                                                       -------                 -------
       Net cash used in investing activities            (3,836)                 (3,240)
                                                       -------                 -------
Financing activities:
   Treasury stock repurchase, including direct expenses    --                      (85)
   Proceeds from long-term obligations, net              4,754                   3,107
   Equity issuances                                        --                        8
                                                       -------                 -------
       Net cash provided by financing activities         4,754                   3,030
                                                       -------                 -------

Change in cash and cash equivalents                      9,884                  (1,523)
Cash and cash equivalents:
   Beginning of period                                  10,845                  11,234
                                                       -------                 -------
   End of period                                       $20,729                 $ 9,711
                                                       =======                 =======
Supplemental disclosures:
------------------------

Selected noncash items:
  Non-cash compensation                                $   990                 $    --
  Depreciation                                           3,627                   3,355
  Non-cash interest expense associated with:
     Junior Subordinated Notes                             945                     856
     Debt issuance costs                                 1,049                   1,044
     Discount on Senior Subordinated Notes               2,518                   2,265


    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


NOTE 1 -- BASIS OF PRESENTATION

This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 28, 1999.

The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at February 27, 2000, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

During fiscal 2000, the Company modified its year-end such that the fiscal year will end on the Sunday closest to November 30, but not later than December 2.

Certain reclassifications of previously reported financial information were made to conform to the 2000 presentation.

NOTE 2 -- INVENTORIES

The major components of inventories were as follows:

                                   FEBRUARY 27,        NOVEMBER 28,
                                      2000                 1999
                                   ------------        ------------
                                            (IN THOUSANDS)

Raw materials                         $24,676            $25,066
Work in process                        14,075             14,298
Finished goods                          5,234              5,317
                                      -------            -------
                                      $43,985            $44,681
                                      =======            =======

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

                                                    FEBRUARY 27,   FEBRUARY 28,
                                                        2000          1999
                                                       -------       -------
Numerator:
 Net income                                            $ 5,557       $   413
 Liquidation preference for L & M shares                 3,702         3,365
                                                       -------       -------
 Net income (loss) available to common shareholders    $ 1,855       $(2,952)
                                                       =======       =======

Denominator:
 Denominator for basic earnings per share--weighted
      average shares                                    31,485        31,438
 Effect of dilutive securities:
   Stock options                                         2,635           245
                                                       -------       -------
   Denominator for diluted earnings per share--adjusted
      weighted-average shares and assumed conversions   34,120        31,683
                                                       =======       =======

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


NOTE 4 - COMPREHENSIVE INCOME

Total comprehensive income for the quarters ended February 27, 2000 and February 28, 1999 was $6.2 million and $1.3 million, respectively.

Activity in Stockholders' (Deficit) Equity is as follows (dollar amounts in thousands):

                                                                                                       ACCUMULATED
                                              CURRENT               ADDITIONAL                            OTHER
                                            COMPREHENSIVE   COMMON    PAID-IN   RETAINED    TREASURY  COMPREHENSIVE
                                               INCOME        STOCK    CAPITAL    DEFICIT     STOCK       INCOME        TOTAL
                                            ------------   --------  ---------  ---------   --------  -------------   --------
Balance at November 28, 1999                                   $315   $134,547  $(246,012)  $    (85)  $(10,154)      $(121,389)
Comprehensive Income:
   Net income for the three
    months ended February 27, 2000           $5,557                                 5,557                                 5,557
   Foreign currency
    translation adjustment                      600                                                          600            600
                                             ------        --------   ---------  --------   --------   ---------      ---------
Balance at February 27,  2000                $6,157            $315    $134,547 $(240,455)  $    (85)    $(9,554)     $(115,232)
                                             ======        ========   =========  ========   ========   =========      =========

NOTE 5 -- CONTINGENCIES

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of a groundwater remediation system.

The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company believes the contamination is attributable to the manufacturing operations of previously unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court to require these entities to complete the remediation and reimburse the Company for cleanup costs. Trial on this matter has been bifurcated with only the issue of damages going to trial in May 1999. In February 2000, the trial court judge found that approximately $0.5 million expended by the Company up to trial and up to $2.4 million in future costs are recoverable as reasonable remediation costs in this matter. The issues of liability and apportionment between the parties will be addressed in the second half of the trial.

While the Company cannot predict the ultimate timing or costs to the South Brunswick and Oakville remediation, based on facts currently known, the Company believes that the accruals are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company.

The Company has been identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act with regard to two waste disposal sites and under analogous state legislation with regard to a third. Although liability under these statutes is generally joint and several, as a practical matter, liability

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


is usually allocated among all financially responsible parties. Based on the nature and quantity of our wastes, the Company believes that liability at each of these sites is unlikely to be material.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of February 27, 2000, the Company has made year-to-date sales of $30.8 million of finished mattress products pursuant to multi-year supply contracts to affiliated and related parties of Bain Capital, Inc., the Company's largest stockholder. The Company believes that the terms on which mattresses are supplied to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's-length basis from a person that is not an affiliate or related party.

NOTE 7 - SEGMENT INFORMATION

The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding. No one customer represented 10% or more of total net sales. Sales outside the United States were less than 10% of total sales. Also, long-lived assets (principally property, plant and equipment, goodwill, patents and other investments) outside of the United States were less than 10% of total long-lived assets.

NOTE 8  -- GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

The Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Subordinated and Senior Subordinated Discount Notes of Sealy Mattress Company (the "Issuer"). Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries.
As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ('Non-Guarantor Subsidiaries') that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

   1. Consolidating condensed balance sheets as of February 27, 2000 and November 28, 1999, consolidating condensed statements of operations and cash flows for the three-month periods ended February 27, 2000 and February 28, 1999.

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

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


                                                   SEALY CORPORATION
                                  SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                                   FEBRUARY 27, 2000
                                                    (in thousands)

                                             Sealy         Combined          Combined
                               Sealy        Mattress       Guarantor      Non-Guarantor
                            Corporation     Company      Subsidiaries      Subsidiaries    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash                $      --      $      9        $  14,552          $  6,168       $     --      $  20,729
   equivalents
 Accounts receivable -
   Non-Affiliates,   net              5         3,463           85,338            16,320             --        105,126
 Accounts receivable -
  Affiliates                         --            --           17,452                --             --         17,452
 Inventories                         --         1,173           37,921             4,891             --         43,985
 Prepaids and deferred
   taxes                          3,412           304           16,942             5,719             --         26,377
----------------------------------------------------------------------------------------------------------------------
                                  3,417         4,949          172,205            33,098             --        213,669
Property, plant and                  --         4,588          182,291            13,087             --        199,966
 equipment, at cost
Less:  accumulated                   --        (1,636)         (56,579)           (3,441)            --        (61,656)
 depreciation
----------------------------------------------------------------------------------------------------------------------
                                     --         2,952          125,712             9,646             --        138,310
Other assets:
  Goodwill and other                 --        13,553          335,843            26,252             --        375,648
   intangibles, net
  Net investment in and         (76,254)      522,791         (342,195)          (59,838)       (44,504)            --
   advances to (from)
     subsidiaries and
     affiliates
  Investment in affiliates           --            --               --            30,182             --         30,182
  Debt issuance costs, net
   and other assets                 813        23,380            4,148                66             --         28,407
----------------------------------------------------------------------------------------------------------------------
                                (75,441)      559,724           (2,204)           (3,338)       (44,504)       434,237
----------------------------------------------------------------------------------------------------------------------
Total assets                  $ (72,024)     $567,625        $ 295,713          $ 39,406       $(44,504)     $ 786,216
======================================================================================================================
LIABILITIES AND
 STOCKHOLDER'S (DEFICIT)
 EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion             $      --      $ 20,042        $     297          $     --       $     --      $  20,339
   -long-term obligations
  Accounts payable                   --           226           47,559             6,938             --         54,723
  Accrued interest                   --           176            3,814                30             --          4,020
  Accrued incentives and
   advertising                       --           957           32,036             3,030             --         36,023
  Accrued compensation               --           230           12,202               921             --         13,353
  Other accrued expenses            480           524           29,475               211             --         30,690
----------------------------------------------------------------------------------------------------------------------
                                    480        22,155          125,383            11,130             --        159,148
Long-term obligations            32,442       631,905           13,874                --             --        678,221
Other noncurrent
 liabilities                     12,480            --           26,567             1,056             --         40,103
Deferred income taxes            (2,194)          736           22,146             3,288             --         23,976
Stockholders' (deficit)
 equity                        (115,232)      (87,171)         107,743            23,932        (44,504)      (115,232)
----------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' (deficit)      $ (72,024)     $567,625        $ 295,713          $ 39,406       $(44,504)     $ 786,216
 equity
======================================================================================================================

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


                                                   SEALY CORPORATION
                                   SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                                   NOVEMBER 28, 1999
                                                     (in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                               Sealy         Combined         Combined
                                 Sealy        Mattress      Guarantor      Non-Guarantor
                              Corporation     Company      Subsidiaries     Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents     $      --      $     13       $   6,220          $  4,612       $     --      $  10,845
  Accounts receivable -
  Non-Affiliates, net                  27         3,941          84,365            16,867             --        105,200
  Accounts receivable -
  Affiliates                           --            --          14,275                --                        14,275
  Inventories                          --         1,297          38,673             4,711             --         44,681
  Prepaid expenses and
   deferred taxes                   3,412           314          12,799             3,640             --         20,165
-----------------------------------------------------------------------------------------------------------------------
                                    3,439         5,565         156,332            29,830             --        195,166
Property, plant and
 equipment, at cost                    --         4,584         181,881            12,161             --        198,626
Less:  accumulated
 depreciation                          --        (1,571)        (55,709)           (3,245)            --        (60,525)
-----------------------------------------------------------------------------------------------------------------------

Other assets:
  Goodwill and other                   --         3,013         126,172             8,916             --        138,101
   intangibles, net                    --        13,653         338,711            26,088             --        378,452
  Net investment in and
   advances to (from)
    subsidiaries and affiliates   (84,313)      507,742        (338,993)          (56,359)       (28,077)            --
 Investment in affiliates              --            --              --            30,004             --         30,004
 Debt issuance costs, net
  and other assets                    813        24,422           3,904                91             --         29,230
-----------------------------------------------------------------------------------------------------------------------
                                  (83,500)      545,817           3,622              (176)       (28,077)       437,686
-----------------------------------------------------------------------------------------------------------------------
Total assets                    $ (80,061)     $554,395       $ 286,126          $ 38,570       $(28,077)     $ 770,953
=======================================================================================================================
LIABILITIES AND
 STOCKHOLDERS' (DEFICIT)
 EQUITY

Current liabilities:
  Current portion -
   long-term obligations        $      --      $ 13,854       $     291          $     --       $     --      $  14,145
  Accounts payable                     --           318          36,493             6,342             --         43,153
  Accrued interest                     --           671          11,967                95             --         12,733
  Accrued incentives and
   advertising                         --         1,200          28,507             2,594             --         32,301
  Accrued compensation                 --           417          21,646             1,110             --         23,173
  Other accrued expenses              534           313          24,342               911             --         26,100
-----------------------------------------------------------------------------------------------------------------------
                                      534        16,773         123,246            11,052             --        151,605

Long-term obligations              31,497       630,749          13,951                --             --        676,197
Other noncurrent liabilities       11,491            --          27,629             2,065             --         41,185
Deferred income taxes              (2,194)          736          21,644             3,169             --         23,355

Stockholders' (deficit)          (121,389)      (93,863)         99,656            22,284        (28,077)      (121,389)
 equity
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' (deficit)        $ (80,061)     $554,395       $ 286,126          $ 38,570       $(28,077)     $ 770,953
 equity
=======================================================================================================================

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


                                                SEALY CORPORATION
                          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                                       THREE MONTHS ENDED FEBRUARY 27, 2000
                                                  (in thousands)
------------------------------------------------------------------------------------------------------------------
                                             Sealy        Combined        Combined
                               Sealy        Mattress      Guarantor    Non-Guarantor
                            Corporation     Company     Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------
Net sales - Non Affiliates      $    --      $ 10,250       $196,410         $20,870       $ (3,562)      $223,968
Net sales - Affiliates               --            --         32,671              --             --         32,671
                                -------      --------       --------         -------       --------       --------
Total net sales                      --        10,250        229,081          20,870         (3,562)       256,639
Costs and expenses:
  Cost of goods sold -
   Non Affiliates                    --         6,536        108,324          12,889         (3,562)       124,187
  Cost of goods sold -
   Affiliates                        --            --         17,240              --             --         17,240
                                -------      --------       --------         -------       --------       --------
  Total cost of goods sold           --         6,536        125,564          12,889         (3,562)       141,427

  Selling, general and
   administrative                    45         3,150         74,649           5,691             --         83,535
  Stock based compensation          990            --             --              --             --            990
  Amortization of
   intangibles                       --            99          2,869             194             --          3,162
  Interest expense, net             979        16,069            274             (88)            --         17,234
  Loss (income) from
   equity investees              (6,092)       (7,487)            --              --         13,579             --
  Loss (income) from
   nonguarantor
    equity investees                 --         1,185         (2,233)             --          1,048             --
  Capital charge and
   intercompany
    interest allocation          (1,024)      (15,215)        15,995             244             --             --
------------------------------------------------------------------------------------------------------------------
Income (loss) before              5,102         5,913         11,963           1,940        (14,627)        10,291
 income taxes
  Income tax expense (benefit)     (455)         (179)         4,476             892             --          4,734
------------------------------------------------------------------------------------------------------------------
Net income (loss)               $ 5,557      $  6,092       $  7,487         $ 1,048       $(14,627)      $  5,557
==================================================================================================================

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


                                                SEALY CORPORATION
                          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                                      THREE MONTHS ENDED FEBRUARY 28, 1999
                                                 (in thousands)
-----------------------------------------------------------------------------------------------------------------
                                             Sealy       Combined        Combined
                               Sealy       Mattress      Guarantor    Non-Guarantor
                            Corporation     Company    Subsidiaries    Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------

Net sales                       $    --     $  8,735       $201,460         $15,540        $(3,409)      $222,326
Costs and expenses:
  Cost of goods sold                 --        5,604        110,387          10,006         (3,422)       122,575
  Selling, general and
   administrative                    53        2,822         71,915           4,383             13         79,186
  Amortization of
   intangibles                       --           99          2,638             225             --          2,962
  Interest expense, net             949       15,453            247            (128)            --         16,521
  Loss (income) from
   equity investees                (413)        (663)            --              --          1,076             --
  Loss (income) from
   nonguarantor
    equity investees                 --           60           (310)             --            250             --
  Capital charge and
   intercompany
    interest allocation          (1,002)     (14,743)        15,347             398             --             --
-----------------------------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                       413          103          1,236             656         (1,326)         1,082
  Income tax expense (benefit)       --         (310)           573             406             --            669
-----------------------------------------------------------------------------------------------------------------
Net income (loss)               $   413     $    413       $    663         $   250        $(1,326)      $    413
=================================================================================================================

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


                                                SEALY CORPORATION
                          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                                       THREE MONTHS ENDED FEBRUARY 27, 2000
                                                  (in thousands)
-----------------------------------------------------------------------------------------------------------------
                                            Sealy        Combined        Combined
                              Sealy        Mattress      Guarantor    Non-Guarantor
                           Corporation     Company     Subsidiaries    Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------
Net cash provided by
 (used in)
  operating activities              $--      $   (80)       $ 9,717          $ (671)           $--        $ 8,966
Cash flows from
 investing activities:
  Purchase of property
    and equipment, net               --          (11)        (2,933)           (892)            --         (3,836)
  Net activity in
   investment in and
    advances to (from)
     subsidiaries and
      affiliates                     --       (4,739)         1,620           3,119             --             --
-----------------------------------------------------------------------------------------------------------------
   Net proceeds
    provided by (used
     in) investing
       activities                    --       (4,750)        (1,313)          2,227             --         (3,836)
Cash flows from
 financing activities:
  Proceeds from
   (payments on) long-term
    obligations, net                 --        4,826            (72)             --             --          4,754
-----------------------------------------------------------------------------------------------------------------
      Net cash provided
       by (used in) financing
        activities                   --        4,826            (72)             --             --          4,754
Change in cash and cash
 equivalents                         --           (4)         8,332           1,556             --          9,884
Cash and cash
 equivalents:
  Beginning of period                --           13          6,220           4,612             --         10,845
-----------------------------------------------------------------------------------------------------------------
  End of period                      $--     $     9        $14,552          $6,168             --        $20,729
=================================================================================================================

                               SEALY CORPORATION

                     THREE MONTHS ENDED FEBRUARY 27, 2000


                                                  SEALY CORPORATION
                            SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                                        THREE MONTHS ENDED FEBRUARY 28, 1999
                                                   (in thousands)
--------------------------------------------------------------------------------------------------------------------
                                              Sealy        Combined        Combined
                                Sealy        Mattress      Guarantor    Non-Guarantor
                             Corporation     Company     Subsidiaries    Subsidiaries   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
Net cash provided by
 (used in)
  operating activities              $ 30       $   500        $(3,078)         $1,235             --$        $(1,313)
Cash flows from investing
 activities:
  Purchase of property
    and equipment, net                --          (210)        (3,613)            583             --          (3,240)
  Net activity in
   investment in and
    advances to (from)
     subsidiaries and
    affiliates                        47        (2,444)         2,767            (370)            --              --
--------------------------------------------------------------------------------------------------------------------
    Net proceeds provided
     by (used in)
      investing activities            47        (2,654)          (846)            213             --          (3,240)
Cash flows from financing
 activities:
  Treasury stock
   repurchase costs                  (85)           --             --              --             --             (85)
  Proceeds from long-term
   obligations, net                   --         2,143            964              --             --           3,107
  Equity issuances                     8            --             --              --             --               8
      Net cash provided
       by (used in)
        financing
         activities                  (77)        2,143            964              --             --           3,030
--------------------------------------------------------------------------------------------------------------------
Change in cash and cash
 equivalents                          --           (11)        (2,960)          1,448             --          (1,523)
Cash and cash equivalents:
  Beginning of period                 --            22          9,162           2,050             --          11,234
--------------------------------------------------------------------------------------------------------------------
  End of period                     $ --       $    11        $ 6,202          $3,498             --         $ 9,711
====================================================================================================================

                               SEALY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2 -

QUARTER ENDED FEBRUARY 27, 2000 COMPARED WITH QUARTER ENDED FEBRUARY 28, 1999

  Net Sales   Net sales increased $34.3 million, or 15.4% for the quarter ended
February 27, 2000, when compared to the quarter ended February 28, 1999. The increase is attributable to an increase in volume of 13.4%, and an increase in average unit selling price of 2.0%. Volume growth was attributable to increases throughout the product offerings. Average unit selling price growth was realized through continued strong increases in Stearns & Foster, Crown Jewel Dual Support System, and Posturepedic brands.

  Cost of Goods Sold Cost of goods sold for the quarter, as a percentage of net sales, has remained flat at 55.1%. Increased absorption of fixed costs through higher sales volume and improved sales mix of higher margin products were generally offset by close-out pricing on select discontinued products.

  Selling, General, and Administrative   Selling, general, and administrative
expenses increased $4.3 million. This increase is primarily due to the increased marketing expenses, of $3.4 million, associated with increased sales volume. Employment costs increased $1.7 million due to restoring normal staffing levels after the relocation of the corporate headquarters and increased information technology. Delivery expenses increased $1.4 million over 1999 due to the overall increase in sales and higher fuel costs. In addition, other administrative expenses have increased over 1999 by $1.2 million due to general increase in business activities. These increases were partially offset by decreases in relocation expense of $1.4 million as the Company incurred additional costs associated with the move of Corporate Headquarters to High Point, North Carolina during the first quarter of 1999. In addition, foreign currency losses decreased from 1999 by $2.0 million mainly due to devaluation of the Brazilian Real in the first quarter of 1999.

  Stock Based Compensation    The Company has an obligation to repurchase
certain securities of the Company held by an officer at the greater of fair market value or original cost. The Company recorded a $1.0 million charge during the quarter ended February 27, 2000 to revalue this obligation to reflect an increase in the fair market value of the securities.

  Interest Expense   Interest expense, net of interest income, increased $0.7
million primarily due to increased interest rates on the Company's floating rate debt.

  Income Tax   The Company's effective income tax rates in 2000 and 1999 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate for 2000 is approximately 46.0% compared to 61.8% for 1999. The lower effective tax rate for 2000 is due to higher projected pretax income for the year, compared to 1999.

  Net Income   For the reasons set forth above, the Company recorded net income of $5.6 million for the quarter ended February 27, 2000 versus net income of $0.4 million for the quarter ended February 28, 1999.

                               SEALY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $3.8 million for the quarter ended February 27, 2000. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At February 27, 2000, the Company had approximately $82.3 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $7.7 million. The Company's net weighted average borrowing cost was 9.9% for the three months ended February 27, 2000. The Revolving Credit Facility expires in fiscal 2002. The Company expects it will have the ability to renew the existing revolving credit facility or have the ability to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations.

From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturer's, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. As of February 27, 2000, the Company had $30.2 million in such investments.

Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business.

YEAR 2000 ISSUE

To date, the Company has not experienced any significant business disruptions related to the Year 2000 Issue. The Company incurred approximately $3.3 million addressing the issue and funded the expenditures through cash flows from operations. Although the Company believes that it successfully avoided any significant disruption from the Year 2000 Issue, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems encountered through suppliers, customers and other third parties with whom the Company deals.

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

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk

Information relative to the Company's market risk sensitive instruments by major category at November 28, 1999 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended November 28, 1999.

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

                         PART II.    OTHER INFORMATION
                         -----------------------------


Item 1.  Legal Proceedings.

      See Note 5 to the Condensed Consolidated Financial Statements, Part I,
Item 1 included herein.

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


                                 SEALY CORPORATION



     Signature                      Title
     ---------                      -----



By:    /s/ Ronald L.  Jones         Chairman, President and
      -------------------------     Chief Executive Officer
        Ronald L. Jones             (Principal Executive Officer)



By:    /s/ Lee Wyatt                Corporate Vice President - AdministratioN
      -------------------------     and Chief Financial Officer
       E. Lee Wyatt                 (Principal Accounting Officer)



Date: April 12, 2000