Form 10-Q
period 2000-05-28
SEALY CORP
filed 2000-07-12
CIK 748015

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended: May 28, 2000



                                      OR



             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                   For the transition period from     to



                         Commission File Number 1-8738




                               Sealy Corporation
            (Exact name of registrant as specified in its charter)



                     Delaware                                    36-3284147
              (State or other jurisdiction of       (I.R.S. Employer Identification No.)
              incorporation or organization)

             Sealy Drive One Office Parkway                         27370
                  Trinity, North Carolina                        (Zip Code)
       (Address of principal executive offices)*

       Registrant's telephone number, including area code (336) 861-3500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     The number of shares of the registrant's common stock outstanding as of July 12, 2000 was 31,484,951.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1 -- Financial Statements
                               SEALY CORPORATION


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                     (In Thousands, Except Per Share Data)
                                  (Unaudited)



                                                                  Quarter Ended     Quarter Ended
                                                                     May 28,           May 30,
                                                                       2000             1999
                                                                 ---------------   --------------
Net sales -- Non Affiliates ..................................     $  227,753        $ 232,168
Net sales -- Affiliates ......................................         36,302               --
                                                                   ----------        ---------
   Total net sales ...........................................        264,055          232,168
Costs and expenses:
  Cost of goods sold -- Non Affiliates .......................        126,058          128,950
  Cost of goods sold -- Affiliates ...........................         19,133               --
                                                                   ----------        ---------
   Total cost of goods sold ..................................        145,191          128,950
  Selling, general and administrative ........................         85,974           77,584
  Stock based compensation ...................................            990               --
  Amortization of intangibles ................................          3,194            3,297
                                                                   ----------        ---------
Income from operations .......................................         28,706           22,337
  Interest expense, net ......................................         15,138           15,953
                                                                   ----------        ---------
Income before income tax expense .............................         13,568            6,384
Income tax expense ...........................................          6,000            3,231
                                                                   ----------        ---------
Net income ...................................................          7,568            3,153
  Liquidation preference for common L&M shares ...............          3,702            3,365
                                                                   ----------        ---------
Net income (loss) available to common shares .................     $    3,866        $    (212)
                                                                   ==========        =========
Earnings per share -- basic:
  Net income .................................................     $     0.24        $    0.10
  Liquidation preference for common L&M shares ...............         ( 0.12)          ( 0.11)
                                                                   ----------        ---------
  Net income (loss) available to common shareholders .........     $     0.12        $   (0.01)
                                                                   ==========        =========
Earnings per share -- diluted:
  Net income .................................................     $     0.22        $    0.10
  Liquidation preference for common L&M shares ...............         ( 0.11)          ( 0.11)
                                                                   ----------        ---------
  Net income (loss) available to common shareholders .........     $     0.11        $   (0.01)
                                                                   ==========        =========
Weighted average number of common shares outstanding:
   Basic .....................................................         31,485           31,485
   Diluted ...................................................         34,270           31,717

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                     (In Thousands, Except Per Share Data)
                                  (Unaudited)



                                                                   Six Months       Six Months
                                                                      Ended           Ended
                                                                     May 28,         May 30,
                                                                      2000             1999
                                                                 --------------   -------------
Net sales -- Non Affiliates ..................................     $  451,721       $ 454,494
Net sales -- Affiliates ......................................         68,973              --
                                                                   ----------       ---------
   Total net sales ...........................................        520,694         454,494
Costs and expenses:
  Cost of goods sold -- Non Affiliates .......................        250,245         251,525
  Cost of goods sold -- Affiliates ...........................         36,373              --
                                                                   ----------       ---------
   Total cost of goods sold ..................................        286,618         251,525
  Selling, general and administrative ........................        169,509         156,770
  Stock based compensation ...................................          1,980              --
  Amortization of intangibles ................................          6,356           6,259
                                                                   ----------       ---------
Income from operations .......................................         56,231          39,940
  Interest expense, net ......................................         32,372          32,474
                                                                   ----------       ---------
Income before income tax expense .............................         23,859           7,466
Income tax expense ...........................................         10,734           3,900
                                                                   ----------       ---------
Net income ...................................................         13,125           3,566
  Liquidation preference for common L&M shares ...............          7,404           6,730
                                                                   ----------       ---------
Net income (loss) available to common shareholders ...........     $    5,721       $  (3,164)
                                                                   ==========       =========
Earnings per share -- basic:
  Net income .................................................     $     0.42       $    0.11
  Liquidation preference for common L&M shares ...............         ( 0.24)        (  0.21)
                                                                   ----------       ---------
  Net income (loss) available to common shareholders .........     $     0.18       $   (0.10)
                                                                   ==========       =========
Earnings per share -- diluted:
  Net income .................................................     $     0.38       $    0.11
  Liquidation preference for common L&M shares ...............         ( 0.22)        (  0.21)
                                                                   ----------       ---------
  Net income (loss) available to common shareholders .........     $     0.16       $   (0.10)
                                                                   ==========       =========
Weighted average number of common shares outstanding:
   Basic .....................................................         31,485          31,461
   Diluted ...................................................         34,212          31,718

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                (In Thousands)



                                                           May 28,
                                                             2000        November 28,
                                                         (Unaudited)        1999*
                                                        -------------   -------------
ASSETS
Current assets:
 Cash and cash equivalents ..........................    $   38,576      $   10,845
 Accounts receivable -- Non-Affiliates, net .........       103,215         105,200
 Accounts receivable -- Affiliates ..................        19,339          14,275
 Inventories ........................................        47,145          44,681
 Prepaid expenses and deferred taxes ................        27,138          20,165
                                                         ----------      ----------
                                                            235,413         195,166
Property, plant and equipment, at cost ..............       203,710         198,626
Less: accumulated depreciation ......................       (64,466)        (60,525)
                                                         ----------      ----------
                                                            139,244         138,101
Other assets:
 Goodwill and other intangibles, net ................       371,496         378,452
 Investment in affiliates ...........................        30,182          30,004
 Debt issuance costs, net, and other assets .........        26,845          29,230
                                                         ----------      ----------
                                                            428,523         437,686
                                                         ----------      ----------
                                                         $  803,180      $  770,953
                                                         ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of long-term obligations ...........    $   29,055      $   14,145
 Accounts payable ...................................        60,474          43,153
 Accrued interest ...................................        12,874          12,733
 Accrued incentives and advertising .................        42,407          32,301
 Accrued compensation ...............................        15,737          23,173
 Other accrued expenses .............................        28,589          26,100
                                                         ----------      ----------
                                                            189,136         151,605
Long-term obligations ...............................       662,548         676,197
Other noncurrent liabilities ........................        40,612          41,185
Deferred income taxes ...............................        20,055          23,355

Stockholders' equity (deficit):
 Common stock .......................................           315             315
 Additional paid-in capital .........................       134,547         134,547
 Retained deficit ...................................      (232,887)       (246,012)
 Foreign currency translation adjustment ............       (11,061)        (10,154)
 Common stock held in treasury, at cost .............           (85)            (85)
                                                         ----------      ----------
                                                           (109,171)       (121,389)
                                                         ----------      ----------
                                                         $  803,180      $  770,953
                                                         ==========      ==========

--------
*  Condensed from audited financial statements.


    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                (In Thousands)
                                  (Unaudited)



                                                                    Six Months       Six Months
                                                                       Ended           Ended
                                                                   May 28, 2000     May 30, 1999
                                                                  --------------   -------------
Net cash provided by operating activities .....................      $ 42,166        $ 19,594
Investing activities:
 Purchase of property and equipment, net ......................        (8,742)         (6,549)
                                                                     --------        --------
    Net cash used in investing activities .....................        (8,742)         (6,549)
                                                                     --------        --------
Financing activities:
 Treasury stock repurchase, including direct expenses .........            --             (85)
 Repayments of long-term obligations, net .....................        (5,693)         (4,119)
 Equity issuance ..............................................            --              17
                                                                     --------        --------
    Net cash used in financing activities .....................        (5,693)         (4,187)
                                                                     --------        --------
Change in cash and cash equivalents ...........................        27,731           8,858
Cash and cash equivalents:
 Beginning of period ..........................................        10,845          11,234
                                                                     --------        --------
 End of period ................................................      $ 38,576        $ 20,092
                                                                     ========        ========
Selected noncash items:
 Non-cash compensation ........................................      $  1,980        $     --
 Depreciation .................................................         7,090           6,704
 Non-cash interest expense associated with:
   Junior Subordinated Notes ..................................         1,918           1,732
   Debt issuance costs ........................................         2,130           2,090
   Discount on Senior Subordinated Notes ......................         5,036           4,531

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         Six months ended May 28, 2000


NOTE 1 -- BASIS OF PRESENTATION

     This report covers Sealy Corporation and its subsidiaries (collectively, "Sealy" or the "Company").

     The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 28, 1999.

     The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at May 28, 2000, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.


     Certain reclassifications of previously reported financial information were made to conform to the 2000 presentation.


NOTE 2 -- INVENTORIES

     The major components of inventories were as follows:



                                   May 28,     November 28,
                                     2000          1999
                                  ---------   -------------
                                       (In thousands)
      Raw materials ...........    $28,146       $25,066
      Work in process .........     13,153        14,298
      Finished goods ..........      5,846         5,317
                                   -------       -------
                                   $47,145       $44,681
                                   =======       =======

NOTE 3 -- NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):



                                                                    Three months ended         Six months ended
                                                                   ---------------------   ------------------------
                                                                    May 28,     May 30,     May 28,       May 30,
                                                                      2000        1999        2000         1999
                                                                   ---------   ---------   ---------   ------------
Numerator:
Net income .....................................................    $ 7,568     $ 3,153     $13,125      $  3,566
Liquidation preference for common L&M shares ...................      3,702       3,365       7,404         6,730
                                                                    -------     -------     -------      --------
Net income (loss) available to common shareholders .............    $ 3,866     $  (212)    $ 5,721      $ (3,164)
                                                                    =======     =======     =======      ========
Denominator:
Denominator for basic earnings per share -- weighted average
  shares .......................................................     31,485      31,485      31,485        31,461
Effect of dilutive securities:
Stock options ..................................................      2,785         232       2,727           257
                                                                    -------     -------     -------      --------
Denominator for diluted earnings per share -- adjusted weighted-
  average shares and assumed conversions .......................     34,270      31,717      34,212        31,718
                                                                    =======     =======     =======      ========

NOTE 4 -- COMPREHENSIVE INCOME

     Total comprehensive income for the three and six months ended May 28, 2000 was $6.1 million and $12.2 million and for the three and six months ended May 30, 1999 was $3.7 million and $5.0 million, respectively.

                               SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 4 -- COMPREHENSIVE INCOME -- (Continued)

     Activity in Stockholders' Equity is as follows (dollar amounts in thousands):



                                         Current Year            Additional
                                        Comprehensive   Common     Paid-in
                                            Income       Stock     Capital
                                       --------------- -------- ------------
Balance at November 28, 1999 .........                   $315     $134,547
Comprehensive Income:
Net income for the six months
 ended May 28, 2000 ..................     $13,125
Foreign currency translation
 adjustment ..........................        (907)        --           --
                                           -------       ----     --------
Balance at May 28, 2000 ..............     $12,218       $315     $134,547
                                           =======       ====     ========



                                                                   Accumulated
                                                                      Other
                                          Retained     Treasury   Comprehensive
                                           Deficit       Stock       Income          Total
                                       -------------- ---------- -------------- --------------
Balance at November 28, 1999 .........   $ (246,012)    $ (85)     $ (10,154)     $ (121,389)
Comprehensive Income:
Net income for the six months
 ended May 28, 2000 ..................       13,125                                   13,125
Foreign currency translation
 adjustment ..........................           --        --           (907)           (907)
                                         ----------     -----      ---------      ----------
Balance at May 28, 2000 ..............   $ (232,887)    $ (85)     $ (11,061)     $ (109,171)
                                         ==========     =====      =========      ==========

NOTE 5 -- CONTINGENCIES

     The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval and has concluded a pilot test of a groundwater remediation system.

     The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company believes the contamination is attributable to the manufacturing operations of previously unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court to require these entities to complete the remediation and reimburse the Company for cleanup costs. Trial on this matter has been bifurcated with only the issue of damages going to trial in May 1999. In February 2000, the trial court judge found that approximately $0.5 million expended by the Company up to trial and up to $2.4 million in additional expenditures may be recoverable as reasonable remediation costs in this matter. The issues of liability and apportionment between the parties will be addressed in the second half of the trial. The Company is in settlement discussions with the defendants in this case.

     While the Company cannot predict the ultimate timing or costs to the South Brunswick and Oakville remediation, based on facts currently known, the Company believes that the accruals are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company.

     The Company has been identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act with regard to two other waste disposal sites and under analogous state legislation with regard to a third site. Although liability under these statutes is generally joint and several, as a practical matter, liability is usually allocated among all financially responsible parties. Based on the nature and quantity of our wastes, the Company believes that liability at each of these sites is unlikely to be material.

                               SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 6 -- RELATED PARTY TRANSACTIONS

     As of May 28, 2000, the Company has made year-to-date sales of $64.1 million of finished mattress products pursuant to multi-year supply contracts to affiliated and related parties of Bain Capital, Inc., the Company's largest stockholder. The Company believes that the terms on which mattresses are supplied to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction at an arm's-length basis from a person that is not an affiliate or related party.


NOTE 7 -- SEGMENT INFORMATION

     The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding. No one customer represented 10% or more of total net sales. Sales outside the United States were less than 10% of total net sales. Also, long-lived assets (principally property, plant and equipment, goodwill, patents and other investments) outside of the United States were less than 10% of total long-lived assets.


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

     The following supplemental consolidating condensed financial statements present:

     1. Consolidating condensed balance sheets as of May 28, 2000 and November 28, 1999 and consolidating condensed statements of operations and cash flows for the six months ended May 28, 2000 and May 30, 1999 and the consolidated condensed statements of operations for the three months ended May 28, 2000 and May 30, 1999.

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

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                        Three Months Ended May 28, 2000
                                (In Thousands)




                                                      Sealy       Combined       Combined
                                        Sealy       Mattress      Guarantor    Non-Guarantor
                                     Corporation     Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                    ------------- ------------ -------------- -------------- -------------- -------------
Net sales -- Non-Affiliates .......   $     --     $  11,115      $197,646       $22,574       $  (3,582)      $227,753
Net sales -- Affiliates ...........         --            --        36,302            --              --         36,302
                                      --------     ---------      --------       -------       ---------       --------
   Total net sales ................         --        11,115       233,948        22,574          (3,582)       264,055
Costs and expenses:
  Cost of goods sold --
   Non-Affiliates .................         --         6,971       108,962        13,707          (3,582)       126,058
  Cost of goods
   sold -- Affiliates .............         --            --        19,133            --              --         19,133
                                      --------     ---------      --------       -------       ---------       --------
   Total cost of goods sold .......         --         6,971       128,095        13,707          (3,582)       145,191
   Selling, general and
    administrative ................         31         3,241        76,232         6,470              --         85,974
   Stock based compensation .......        990            --            --            --              --            990
   Amortization of intangibles              --           100         2,902           192              --          3,194
   Interest expense, net ..........        916        15,296          (979)          (95)             --         15,138
   Loss (income) from equity
    investees .....................     (8,122)       (9,390)           --            --          17,512             --
   Loss (income) from
    nonguarantor equity
    investees .....................         --         1,260        (2,418)           --           1,158             --
   Capital charge and
    intercompany interest
    allocation ....................       (947)      (14,487)       15,205           229              --             --
                                      --------     ---------      --------       -------       ---------       --------
Income (loss) before income
  taxes ...........................      7,132         8,124        14,911         2,071         (18,670)        13,568
Income tax expense (benefit) ......       (436)            2         5,521           913              --          6,000
                                      --------     ---------      --------       -------       ---------       --------
Net income (loss) .................   $  7,568     $   8,122      $  9,390       $ 1,158       $ (18,670)      $  7,568
                                      ========     =========      ========       =======       =========       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                        Three Months Ended May 30, 1999
                                (In Thousands)




                                                              Sealy       Combined       Combined
                                                Sealy       Mattress      Guarantor    Non-Guarantor
                                             Corporation     Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            ------------- ------------ -------------- -------------- -------------- -------------
Net sales .................................   $     --     $   8,960      $204,224       $18,383        $    601       $232,168
Costs and expenses:
  Cost of goods sold ......................         --         5,509       111,168        11,659             614        128,950
  Selling, general and
   administrative .........................         22         2,452        70,479         4,644             (13)        77,584
  Amortization of intangibles .............         --           100         2,971           226              --          3,297
  Interest expense, net ...................        956        14,904           242          (149)             --         15,953
  Loss (income) from equity
   investees ..............................     (3,717)       (5,129)           --            --           8,846             --
  Loss (income) from nonguarantor
   equity investees .......................         --         1,540        (2,425)           --             885             --
  Capital charge and intercompany
   interest allocation ....................         --       (14,348)       14,044           304              --             --
                                              --------     ---------      --------       -------        --------       --------
Income (loss) before income taxes .........      2,739         3,932         7,745         1,699          (9,731)         6,384
Income tax expense (benefit) ..............       (414)          215         2,616           814              --          3,231
                                              --------     ---------      --------       -------        --------       --------
Net income (loss) .........................   $  3,153     $   3,717      $  5,129       $   885        $ (9,731)      $  3,153
                                              ========     =========      ========       =======        ========       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                         Six Months Ended May 28, 2000
                                (In Thousands)




                                                           Sealy       Combined       Combined
                                             Sealy       Mattress      Guarantor    Non-Guarantor
                                          Corporation     Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------ -------------- -------------- -------------- -------------
Net sales -- Non-Affiliates ............   $      --    $  21,365      $394,056       $43,444       $  (7,144)      $451,721
Net sales -- Affiliates ................          --           --        68,973            --              --         68,973
                                           ---------    ---------      --------       -------       ---------       --------
   Total net sales .....................          --       21,365       463,029        43,444          (7,144)       520,694
Costs and expenses:
  Cost of goods sold --
   Non-Affiliates ......................          --       13,507       217,286        26,596          (7,144)       250,245
  Cost of goods sold -- Affiliates .....          --           --        36,373            --              --         36,373
                                           ---------    ---------      --------       -------       ---------       --------
   Total cost of goods sold ............          --       13,507       253,659        26,596          (7,144)       286,618
   Selling, general and
    administrative .....................          76        6,391       150,881        12,161              --        169,509
   Stock based compensation ............       1,980           --            --            --              --          1,980
   Amortization of intangibles .........          --          199         5,771           386              --          6,356
   Interest expense, net ...............       1,895       31,365          (705)         (183)             --         32,372
   Loss (income) from equity
    investees ..........................     (14,214)     (16,877)           --            --          31,091             --
   Loss (income) from
    nonguarantor equity investees.......          --        2,445        (4,651)           --           2,206             --
   Capital charge and intercompany
    interest allocation ................      (1,971)     (29,702)       31,200           473              --             --
                                           ---------    ---------      --------       -------       ---------       --------
Income (loss) before income taxes ......      12,234       14,037        26,874         4,011         (33,297)        23,859
Income tax expense (benefit) ...........        (891)        (177)        9,997         1,805              --         10,734
                                           ---------    ---------      --------       -------       ---------       --------
Net income (loss) ......................   $  13,125    $  14,214      $ 16,877       $ 2,206       $ (33,297)      $ 13,125
                                           =========    =========      ========       =======       =========       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                         Six Months Ended May 30, 1999
                                (In Thousands)




                                                              Sealy       Combined       Combined
                                                Sealy       Mattress      Guarantor    Non-Guarantor
                                             Corporation     Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            ------------- ------------ -------------- -------------- -------------- -------------
Net sales .................................   $     --     $  17,695      $405,684       $33,923       $  (2,808)      $454,494
Costs and expenses:
  Cost of goods sold ......................         --        11,113       221,555        21,665          (2,808)       251,525
  Selling, general and
   administrative .........................         75         5,274       142,394         9,027              --        156,770
  Amortization of intangibles .............         --           199         5,609           451              --          6,259
  Interest expense, net ...................      1,905        30,357           489          (277)             --         32,474
  Loss (income) from equity
   investees ..............................     (4,512)       (6,081)           --            --          10,593             --
  Loss (income) from nonguarantor
   equity investees .......................         --         1,555        (2,735)           --           1,180             --
  Capital charge and Intercompany
   interest allocation ....................         --       (29,219)       28,635           584              --             --
                                              --------     ---------      --------       -------       ---------       --------
Income (loss) before income taxes .........      2,532         4,497         9,737         2,473         (11,773)         7,466
Income tax expense (benefit) ..............     (1,034)          (15)        3,656         1,293              --          3,900
                                              --------     ---------      --------       -------       ---------       --------
Net income (loss) .........................   $  3,566     $   4,512      $  6,081       $ 1,180       $ (11,773)      $  3,566
                                              ========     =========      ========       =======       =========       ========

                               SEALY CORPORATION

              SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                  May 28, 2000
                                (In Thousands)




                                                                  Sealy       Combined
                                                    Sealy       Mattress      Guarantor
                                                 Corporation     Company    Subsidiaries
                                                ------------- ------------ --------------
Assets
Current assets:
  Cash and cash equivalents ...................  $       --    $       8    $    34,034
  Accounts receivable -- Non-Affiliates,
   net ........................................          10        3,518         82,784
  Accounts receivable -- Affiliates ...........          --           --         19,339
  Inventories .................................          --        1,182         40,918
  Prepaids and deferred taxes .................         746          304         20,292
                                                 ----------    ---------    -----------
                                                        756        5,012        197,367
Property, plant and equipment, at cost ........          --        4,603        186,391
Less: accumulated depreciation ................          --       (1,711)       (59,383)
                                                 ----------    ---------    -----------
                                                         --        2,892        127,008
Other assets:
  Goodwill and other intangibles, net .........          --       13,454        332,940
  Net investment in and advances to
   (from) subsidiaries and affiliates .........     (67,817)     523,385       (337,727)
  Investment in affiliates ....................
  Debt issuance costs, net and other
   assets .....................................          --       22,306          4,473
                                                 ----------    ---------    -----------
                                                    (67,817)     559,145           (314)
                                                 ----------    ---------    -----------
   Total assets ...............................  $  (67,061)   $ 567,049    $   324,061
                                                 ==========    =========    ===========
Liabilities and Stockholders' Equity
  (Deficit)
Current liabilities:
  Current portion -- long-term
   obligation .................................  $       --    $  28,750    $       305
  Accounts payable ............................          --          167         54,062
  Accrued interest ............................          --          575         12,201
  Accrued incentives and advertising ..........          --        1,193         38,392
  Accrued compensation ........................          --          383         14,407
  Other accrued expenses ......................         481          478         27,919
                                                 ----------    ---------    -----------
                                                        481       31,546        147,286
Long-term debt ................................      33,415      615,339         13,794
Other noncurrent liabilities ..................      13,470           --         26,086
Deferred income taxes .........................      (5,256)         736         21,285
Stockholders' equity (deficit) ................    (109,171)     (80,572)       115,610
                                                 ----------    ---------    -----------
   Total liabilities and stockholders'
    equity (deficit) ..........................  $  (67,061)   $ 567,049    $   324,061
                                                 ==========    =========    ===========



                                                   Combined
                                                 Non-Guarantor
                                                 Subsidiaries   Eliminations   Consolidated
                                                -------------- -------------- -------------
Assets
Current assets:
  Cash and cash equivalents ...................   $    4,534     $      --     $    38,576
  Accounts receivable -- Non-Affiliates,
   net ........................................       16,903            --         103,215
  Accounts receivable -- Affiliates ...........           --            --          19,339
  Inventories .................................        5,045            --          47,145
  Prepaids and deferred taxes .................        5,796            --          27,138
                                                  ----------     ---------     -----------
                                                      32,278            --         235,413
Property, plant and equipment, at cost ........       12,716            --         203,710
Less: accumulated depreciation ................       (3,372)           --         (64,466)
                                                  ----------     ---------     -----------
                                                       9,344            --         139,244
Other assets:
  Goodwill and other intangibles, net .........       25,102            --         371,496
  Net investment in and advances to
   (from) subsidiaries and affiliates .........      (59,193)      (58,648)             --
  Investment in affiliates ....................       30,182                        30,182
  Debt issuance costs, net and other
   assets .....................................           66            --          26,845
                                                  ----------     ---------     -----------
                                                      (3,843)      (58,648)        428,523
                                                  ----------     ---------     -----------
   Total assets ...............................   $   37,779     $ (58,648)    $   803,180
                                                  ==========     =========     ===========
Liabilities and Stockholders' Equity
  (Deficit)
Current liabilities:
  Current portion -- long-term
   obligation .................................   $       --     $      --     $    29,055
  Accounts payable ............................        6,245            --          60,474
  Accrued interest ............................           98            --          12,874
  Accrued incentives and advertising ..........        2,822            --          42,407
  Accrued compensation ........................          947            --          15,737
  Other accrued expenses ......................         (289)           --          28,589
                                                  ----------     ---------     -----------
                                                       9,823            --         189,136
Long-term debt ................................           --            --         662,548
Other noncurrent liabilities ..................        1,056            --          40,612
Deferred income taxes .........................        3,290            --          20,055
Stockholders' equity (deficit) ................       23,610       (58,648)       (109,171)
                                                  ----------     ---------     -----------
   Total liabilities and stockholders'
    equity (deficit) ..........................   $   37,779     $ (58,648)    $   803,180
                                                  ==========     =========     ===========

                               SEALY CORPORATION

              SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               November 28, 1999
                                (In Thousands)




                                                                    Sealy       Combined
                                                      Sealy       Mattress      Guarantor
                                                   Corporation     Company    Subsidiaries
                                                  ------------- ------------ --------------
Assets
Current assets:
 Cash and cash equivalents ......................  $       --    $      13    $     6,220
 Accounts receivable -- Non-Affiliate,
   net ..........................................          27        3,941         84,365
 Accounts receivable -- Affiliate ...............          --           --         14,275
 Inventories ....................................          --        1,297         38,673
 Prepaid expenses and deferred taxes ............       3,412          314         12,799
                                                   ----------    ---------    -----------
                                                        3,439        5,565        156,332
Property, plant and equipment, at cost ..........          --        4,584        181,881
Less: accumulated depreciation ..................          --       (1,571)       (55,709)
                                                   ----------    ---------    -----------
                                                           --        3,013        126,172
Other assets:
 Goodwill and other intangibles, net ............          --       13,653        338,711
 Net investment in and advances to
   (from) subsidiaries and affiliates ...........     (84,313)     507,742       (338,993)
 Investment in affiliates .......................          --           --             --
 Debt issuance costs, net and other
   assets .......................................         813       24,422          3,904
                                                   ----------    ---------    -----------
                                                      (83,500)     545,817          3,622
                                                   ----------    ---------    -----------
Total assets ....................................  $  (80,061)   $ 554,395    $   286,126
                                                   ==========    =========    ===========
Liabilities and Stockholders' (Deficit)
 Equity
Current liabilities:
 Current portion -- long-term
   obligations ..................................  $       --    $  13,854    $       291
 Accounts payable ...............................          --          318         36,493
 Accrued interest ...............................          --          671         11,967
 Accrued incentives and advertising .............          --        1,200         28,507
 Accrued compensation ...........................          --          417         21,646
 Other accrued expenses .........................         534          313         24,342
                                                   ----------    ---------    -----------
                                                          534       16,773        123,246
Long-term obligations ...........................      31,497      630,749         13,951
Other noncurrent liabilities ....................      11,491           --         27,629
Deferred income taxes ...........................      (2,194)         736         21,644
Stockholders' (deficit) equity ..................    (121,389)     (93,863)        99,656
                                                   ----------    ---------    -----------
Total liabilities and stockholders' (deficit)
 equity .........................................  $  (80,061)   $ 554,395    $   286,126
                                                   ==========    =========    ===========



                                                     Combined
                                                   Non-Guarantor
                                                   Subsidiaries   Eliminations   Consolidated
                                                  -------------- -------------- -------------
Assets
Current assets:
 Cash and cash equivalents ......................   $    4,612     $      --     $    10,845
 Accounts receivable -- Non-Affiliate,
   net ..........................................       16,867            --         105,200
 Accounts receivable -- Affiliate ...............           --            --          14,275
 Inventories ....................................        4,711            --          44,681
 Prepaid expenses and deferred taxes ............        3,640            --          20,165
                                                    ----------     ---------     -----------
                                                        29,830            --         195,166
Property, plant and equipment, at cost ..........       12,161            --         198,626
Less: accumulated depreciation ..................       (3,245)           --         (60,525)
                                                    ----------     ---------     -----------
                                                         8,916            --         138,101
Other assets:
 Goodwill and other intangibles, net ............       26,088            --         378,452
 Net investment in and advances to
   (from) subsidiaries and affiliates ...........      (56,359)      (28,077)             --
 Investment in affiliates .......................       30,004            --          30,004
 Debt issuance costs, net and other
   assets .......................................           91            --          29,230
                                                    ----------     ---------     -----------
                                                          (176)      (28,077)        437,686
                                                    ----------     ---------     -----------
Total assets ....................................   $   38,570     $ (28,077)    $   770,953
                                                    ==========     =========     ===========
Liabilities and Stockholders' (Deficit)
 Equity
Current liabilities:
 Current portion -- long-term
   obligations ..................................   $       --     $      --     $    14,145
 Accounts payable ...............................        6,342            --          43,153
 Accrued interest ...............................           95            --          12,733
 Accrued incentives and advertising .............        2,594            --          32,301
 Accrued compensation ...........................        1,110            --          23,173
 Other accrued expenses .........................          911            --          26,100
                                                    ----------     ---------     -----------
                                                        11,052            --         151,605
Long-term obligations ...........................           --            --         676,197
Other noncurrent liabilities ....................        2,065            --          41,185
Deferred income taxes ...........................        3,169            --          23,355
Stockholders' (deficit) equity ..................       22,284       (28,077)       (121,389)
                                                    ----------     ---------     -----------
Total liabilities and stockholders' (deficit)
 equity .........................................   $   38,570     $ (28,077)    $   770,953
                                                    ==========     =========     ===========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                         Six Months Ended May 28, 2000
                                (In Thousands)




                                                               Sealy        Combined
                                                 Sealy        Mattress      Guarantor
                                              Corporation     Company     Subsidiaries
                                             ------------- ------------- --------------
Net cash provided by (used in) operating
  activities ...............................      $--        $    962      $   44,113
                                                  ---        --------      ----------
Cash flows from investing activities:
 Purchase of property and equipment,
   net .....................................       --             (27)         (7,465)
 Net activity in investment in and
   advances to (from) subsidiaries and
   affiliates ..............................       --           4,610          (8,691)
                                                  ---        --------      ----------
Net proceeds provided by (used in)
 investing activities ......................       --           4,583         (16,156)
Cash flows from financing activities:
 Proceeds from repayment of long-term
   obligations, net ........................       --          (5,550)           (143)
 Net equity activity with Parent ...........       --              --              --
                                                  ---        --------      ----------
   Net cash provided by (used in)
    financing activities ...................       --          (5,550)           (143)
                                                  ---        --------      ----------
Change in cash and cash equivalents ........       --              (5)         27,814
Cash and cash equivalents:
 Beginning of period .......................       --              13           6,220
                                                  ---        ----------    ----------
 End of period .............................      $--        $      8      $   34,034
                                                  ===        ==========    ==========



                                                Combined
                                                  Non-
                                                Guarantor
                                              Subsidiaries   Eliminations   Consolidated
                                             -------------- -------------- -------------
Net cash provided by (used in) operating
  activities ...............................    $ (2,909)         $--        $ 42,166
                                                --------          ---        --------
Cash flows from investing activities:
 Purchase of property and equipment,
   net .....................................      (1,250)          --          (8,742)
 Net activity in investment in and
   advances to (from) subsidiaries and
   affiliates ..............................       4,081           --              --
                                                --------          ---        --------
Net proceeds provided by (used in)
 investing activities ......................       2,831           --          (8,742)
Cash flows from financing activities:
 Proceeds from repayment of long-term
   obligations, net ........................          --           --          (5,693)
 Net equity activity with Parent ...........          --           --              --
                                                --------          ---        --------
   Net cash provided by (used in)
    financing activities ...................          --           --          (5,693)
                                                --------          ---        --------
Change in cash and cash equivalents ........         (78)          --          27,731
Cash and cash equivalents:
 Beginning of period .......................       4,612           --          10,845
                                                --------          ---        --------
 End of period .............................    $  4,534          $--        $ 38,576
                                                ========          ===        ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                         Six Months Ended May 30, 1999
                                (In Thousands)




                                                                                        Combined
                                                              Sealy      Combined         Non-
                                                 Sealy      Mattress     Guarantor      Guarantor
                                              Corporation    Company   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                             ------------- ---------- -------------- -------------- -------------- -------------
Net cash provided by (used in) operating
  activities ...............................   $ (1,095)    $  2,155    $  18,421        $  113           $--        $ 19,594
                                               --------     --------    ---------        ------           ---        --------
Cash flows from investing activities:
 Purchase of property and equipment,
   net .....................................         --         (246)      (6,668)          365            --          (6,549)
 Net activity in investment in and
   advances to (from) subsidiaries and
   affiliates ..............................      1,163        3,918      (10,192)        5,111            --              --
                                               --------     --------    ---------        ------           ---        --------
Net proceeds provided by (used in)
 investing activities ......................      1,163        3,672      (16,860)        5,476            --          (6,549)

Cash flows from financing activities:
 Treasury stock repurchase costs, net of
   direct expenses .........................        (85)          --           --            --            --             (85)
 Proceeds from repayment of long-term
   obligations, net ........................         --       (5,841)       1,722            --            --          (4,119)
 Equity issuance ...........................         17           --           --            --            --              17
                                               --------     --------    ---------        ------           ---        --------
   Net cash provided by (used in)
    financing activities ...................        (68)      (5,841)       1,722            --            --          (4,187)
                                               --------     --------    ---------        ------           ---        --------
Change in cash and cash equivalents ........         --          (14)       3,283         5,589            --           8,858

Cash and cash equivalents:
 Beginning of period .......................         --           22        9,162         2,050            --          11,234
                                               --------     --------    ---------        ------           ---        --------
 End of period .............................   $     --     $      8    $  12,445        $7,639           $--        $ 20,092
                                               ========     ========    =========        ======           ===        ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 -- Quarter Ended May 28, 2000 compared with Quarter Ended May 30, 1999

     Net Sales. Net sales increased $31.9 million, or 13.7% for the quarter ended May 28, 2000, when compared to the quarter ended May 30, 1999. The increase is attributable to a 1.2% increase in average unit selling price and a 12.5% increase in unit volume. Volume growth was attributable to increases throughout the product offerings. Average unit selling price growth was realized through continued strong increases in Stearns & Foster and Posturepedic brands.

     Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, decreased 0.5 percentage points to 55.0%. The reduction in cost of sales is primarily attributable to increased absorption of fixed costs through higher sales volume and improved sales mix of higher margin products, which were partially offset by close-out pricing on selected discontinued products.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased $8.4 million. This increase is primarily due to increased marketing expenses of $5.6 million associated with increased sales volume. Employment costs increased $1.9 million due to restoring normal staffing levels after the relocation of the corporate headquarters, increased information technology and increased sales employment as a result of increased business activity. Delivery expense increased $1.8 million due to an overall increase in sales volume and higher fuel costs. These increases were partially offset by decreases in relocation expense of $0.6 million as the Company incurred additional costs associated with the move of the Corporate Headquarters to High Point, North Carolina during the second quarter of 1999 and decreases in various other expenses of $0.3 million.

     Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $1.0 million charge during the second quarter ended May 28, 2000 to revalue this obligation to reflect an increase in the fair market value of the securities.

     Interest Expense. Interest expense, net of interest income, decreased $0.8 million primarily due to the receipt of $1.2 million of interest on a tax refund associated with a favorable conclusion of an IRS examination, partially offset by an increase in interest rates associated with the Company's floating rate debt.

     Income Tax. The Company's effective income tax rates in 2000 and 1999 differ from the Federal statutory rate principally because of the application of purchase accounting and state and local income taxes. The Company's effective tax rate for 2000 is approximately 44.2% compared to 50.6% for 1999. The lower effective tax rate for 2000 is due to higher projected pretax income for the year compared to 1999.

     Net Income. For the reasons set forth above, the Company recorded net income of $7.6 million for the quarter ended May 28, 2000 versus $3.2 million for the quarter ended May 30, 1999.


Six Months Ended May 28, 2000 compared with Six Months Ended May 30, 1999

     Net Sales. Net sales increased $66.2 million, or 14.6% for the six months ended May 28, 2000, when compared to the six months ended May 30, 1999. The increase is attributable to a 1.6% increase in average unit selling price and a 13.0% increase in unit volume. Volume growth was attributable to increases throughout the product offerings. Average unit selling price growth was realized through continued strong increases in Stearns & Foster and Posturepedic brands.

     Cost of Goods Sold. Cost of goods sold for the six months, as a percentage of net sales, decreased 0.3 percentage points to 55.0%. The reduction in cost of sales is primarily attributable to increased absorption of fixed costs through higher sales volume and improved sales mix of higher margin products, which were partially offset by close-out pricing on selected discontinued products.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased $12.7 million. This increase is primarily due to increased marketing expenses, of $9.0 million, associated with increased sales volume. Employment costs increased $3.8 million due to restoring normal staffing levels after the relocation of the corporate headquarters, increased information technology and increased sales employment as a result of increased business activity. Delivery expense increased $3.2 million due to an overall increase in sales volume and higher fuel costs. In addition, other administrative expenses increased over 1999 by $0.2 million due to general increase in business activities. These increases were partially offset by decreases in relocation expense of $2.0 million as the Company incurred additional costs associated with the move of Corporate Headquarters to High Point, North Carolina during the first two quarters of 1999. In addition, foreign currency losses decreased from 1999 by $1.5 million mainly due to the devaluation of the Brazilian Real in the first quarter of 1999.

     Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $2.0 million charge during the first half of 2000 to revalue this obligation to reflect an increase in the fair market value of the securities.

     Interest Expense. Interest expense, net of interest income, decreased $0.1 million primarily due to the receipt of $1.2 million of interest on a tax refund associated with a favorable conclusion of an IRS examination, partially offset by an increase in interest rates associated with the Company's floating rate debt.

     Income Tax. The Company's effective income tax rates in 2000 and 1999 differ from the Federal statutory rate principally because of the application of purchase accounting and state and local income taxes. The Company's effective tax rate for 2000 is approximately 45.0% compared to 52.2% for 1999. The lower effective tax rate for 2000 is due to higher projected pretax income for the year compared to 1999.

     Net Income (Loss). For the reasons set forth above, the Company recorded net income of $13.1 million for the six months ended May 28, 2000 versus $3.6 million for the six months ended May 30, 1999.


Liquidity and Capital Resources

     The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $8.7 million for the six months ended May 28, 2000. We expect fiscal 2000 capital expenditures to be approximately $29.0 million. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At May 28, 2000, the Company had approximately $93.3 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $6.7 million outstanding. The weighted average effective interest rate on the Company's debt for the six months ended May 28, 2000 was 9.7%. The Revolving Credit Facility expires in fiscal 2002. The Company expects it will have the ability to renew the existing revolving credit facility or have the ability to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations.

     From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. As of May 28, 2000, the Company had $30.2 million in such investments.

     Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and other needs required to manage and operate its business.


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


Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

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


Interest Rate Risk

     Because the Company's obligations under the bank credit agreement bear interest at floating rates, the Company is sensitive to changes in prevailing interest rates. The Company uses derivative instruments to manage its long-term debt interest rate exposure, rather than for trading purposes. A 10% increase or decrease in market interest rates that affect the Company's interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 5 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
     27.1  Financial Data Schedule

(b) Reports on Form 8-K:
     None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SEALY CORPORATION



                               By:   /S/ RONALD L. JONES
                                  ------------------------------------
                                          Ronald L. Jones
                            Chairman, President and Chief Executive Officer
                                  (Principal Executive Officer)




                               By:   /S/ LEE WYATT
                                  ------------------------------------
                                           E. Lee Wyatt
                              Corporate Vice President -- Administration
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)




Date: July 12, 2000