Form 10-Q
period 2000-08-27
SEALY CORP
filed 2000-10-11
CIK 748015

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



                For the quarterly period ended: August 27, 2000



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     The number of shares of the registrant's common stock outstanding as of October 11, 2000 was 31,484,951.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1 -- Financial Statements
                               SEALY CORPORATION


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                     (In thousands, except per share data)
                                  (Unaudited)



                                                            Quarter Ended     Quarter Ended
                                                              August 27,       August 29,
                                                                 2000             1999
                                                           ---------------   --------------
Net sales -- Non-Affiliates ............................      $ 253,995        $ 240,284
Net sales -- Affiliates ................................         38,746           33,049
                                                              ---------        ---------
   Total net sales .....................................        292,741          273,333
Costs and expenses:
  Cost of goods sold -- Non-Affiliates .................        139,581          132,629
  Cost of goods sold -- Affiliates .....................         20,263           17,065
                                                              ---------        ---------
   Total cost of goods sold ............................        159,844          149,694
  Selling, general and administrative ..................         89,193           82,174
  Stock based compensation .............................          1,600               --
  Amortization of intangibles ..........................          3,169            3,302
                                                              ---------        ---------
Income from operations .................................         38,935           38,163
  Interest expense, net ................................         16,321           16,415
                                                              ---------        ---------
Income before income tax expense .......................         22,614           21,748
Income tax expense .....................................         10,175           10,123
                                                              ---------        ---------
Net income .............................................         12,439           11,625
  Liquidation preference for common L&M shares .........          3,702            3,365
                                                              ---------        ---------
Net income available to common shareholders ............      $   8,737        $   8,260
                                                              =========        =========
Earnings per share -- basic:
  Net income ...........................................      $    0.40        $    0.37
  Liquidation preference for common L&M shares .........          (0.12)           (0.11)
                                                              ---------        ---------
  Net income available to common shareholders ..........      $    0.28        $    0.26
                                                              =========        =========
Earnings per share -- diluted:
  Net income ...........................................      $    0.36        $    0.35
  Liquidation preference for common L&M shares .........          (0.11)           (0.10)
                                                              ---------        ---------
  Net income available to common shareholders ..........      $    0.25        $    0.25
                                                              =========        =========
Weighted average number of common shares outstanding:
   Basic ...............................................         31,485           31,485
   Diluted .............................................         34,228           32,768

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                     (In thousands, except per share data)
                                  (Unaudited)



                                                            Nine Months     Nine Months
                                                               Ended           Ended
                                                             August 27,     August 29,
                                                                2000           1999
                                                           -------------   ------------
Net sales -- Non-Affiliates ............................     $ 705,896      $ 694,778
Net sales -- Affiliates ................................       107,539         33,049
                                                             ---------      ---------
   Total net sales .....................................       813,435        727,827
Costs and expenses:
  Cost of goods sold -- Non-Affiliates .................       389,825        384,154
  Cost of goods sold -- Affiliates .....................        56,636         17,065
                                                             ---------      ---------
   Total cost of goods sold ............................       446,461        401,219
  Selling, general and administrative ..................       258,702        238,944
  Stock based compensation .............................         3,580             --
  Amortization of intangibles ..........................         9,525          9,561
                                                             ---------      ---------
Income from operations .................................        95,167         78,103
  Interest expense, net ................................        48,693         48,889
                                                             ---------      ---------
Income before income tax expense .......................        46,474         29,214
Income tax expense .....................................        20,910         14,023
                                                             ---------      ---------
Net income .............................................        25,564         15,191
  Liquidation preference for common L&M shares .........        11,106         10,095
                                                             ---------      ---------
Net income available to common shareholders ............     $  14,458      $   5,096
                                                             =========      =========
Earnings per share -- basic:
  Net income ...........................................     $    0.81      $    0.48
  Liquidation preference for common L&M shares .........         (0.35)         (0.32)
                                                             ---------      ---------
  Net income available to common shareholders ..........     $    0.46      $    0.16
                                                             =========      =========
Earnings per share -- diluted:
  Net income ...........................................     $    0.75      $    0.46
  Liquidation preference for common L&M shares .........         (0.33)         (0.31)
                                                             ---------      ---------
  Net income available to common shareholders ..........     $    0.42      $    0.15
                                                             =========      =========
Weighted average number of common shares outstanding:
   Basic ...............................................        31,485         31,469
   Diluted .............................................        34,015         32,755

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                (In thousands)

                                                          August 27,
                                                             2000        November 28,
                                                         (Unaudited)        1999*
                                                        -------------   -------------
ASSETS
Current assets:
 Cash and cash equivalents ..........................    $   28,257      $   10,845
 Accounts receivable -- Non-Affiliates, net .........       124,688         105,200
 Accounts receivable -- Affiliates ..................        23,477          14,275
 Inventories ........................................        51,448          44,681
 Prepaid expenses and deferred taxes ................        28,523          20,165
                                                         ----------      ----------
                                                            256,393         195,166
Property, plant and equipment, at cost ..............       214,446         198,626
Less: accumulated depreciation ......................       (67,392)        (60,525)
                                                         ----------      ----------
                                                            147,054         138,101
Other assets:
 Goodwill and other intangibles, net ................       373,776         378,452
 Investment in affiliates ...........................        29,982          30,004
 Debt issuance costs, net, and other assets .........        25,073          29,230
                                                         ----------      ----------
                                                            428,831         437,686
                                                         ----------      ----------
                                                         $  832,278      $  770,953
                                                         ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of long-term obligations ...........    $   32,401      $   14,145
 Accounts payable ...................................        65,976          43,153
 Accrued interest ...................................         9,862          12,733
 Accrued incentives and advertising .................        41,006          32,301
 Accrued compensation ...............................        18,934          23,173
 Other accrued expenses .............................        38,796          26,100
                                                         ----------      ----------
                                                            206,975         151,605
Long-term obligations ...............................       656,908         676,197
Other noncurrent liabilities ........................        42,576          41,185
Deferred income taxes ...............................        20,285          23,355
Minority interest ...................................         1,418              --
Stockholders' equity (deficit):
 Common stock .......................................           315             315
 Additional paid-in capital .........................       134,547         134,547
 Retained deficit ...................................      (220,448)       (246,012)
 Foreign currency translation adjustment ............       (10,213)        (10,154)
 Common stock held in treasury, at cost .............           (85)            (85)
                                                         ----------      ----------
                                                            (95,884)       (121,389)
                                                         ----------      ----------
                                                         $  832,278      $  770,953
                                                         ==========      ==========

--------
* Condensed from audited financial statements.


    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                (In thousands)
                                  (Unaudited)



                                                                        Nine Months         Nine Months
                                                                           Ended               Ended
                                                                      August 27, 2000     August 29, 1999
                                                                     -----------------   ----------------
Net cash provided by operating activities ........................       $  53,324          $  35,275
Investing activities:
  Purchase of property, plant and equipment, net .................         (14,198)            (8,818)
  Investment in affiliates .......................................              --            (27,740)
  Purchase of business, net of cash acquired .....................          (9,406)                --
                                                                         ---------          ---------
     Net cash used in investing activities .......................         (23,604)           (36,558)
                                                                         ---------          ---------

Financing activities:
  Treasury stock repurchase, including direct expenses ...........              --                (85)
  (Repayments) Proceeds of long-term obligations, net ............         (12,308)             6,146
  Equity issuance ................................................              --                 17
                                                                         ---------          ---------
     Net cash (used in) provided by financing activities .........         (12,308)             6,078
                                                                         ---------          ---------

Change in cash and cash equivalents ..............................          17,412              4,795
Cash and cash equivalents:
  Beginning of period ............................................          10,845             11,234
                                                                         ---------          ---------
  End of period ..................................................       $  28,257          $  16,029
                                                                         =========          =========
Selected non-cash items:
  Non-cash compensation ..........................................       $   3,580          $      --
  Depreciation ...................................................          10,179             10,204
  Non-cash interest expense associated with:
   Junior Subordinated Notes .....................................           2,809              2,558
   Debt issuance costs ...........................................           3,117              3,123
   Discount on Senior Subordinated Notes .........................           7,690              6,918

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       Nine months ended August 27, 2000


NOTE 1 -- BASIS OF PRESENTATION

     This report covers Sealy Corporation and its subsidiaries (collectively, "Sealy" or the "Company").

     The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 28, 1999.

     The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at August 27, 2000, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.


     Certain reclassifications of previously reported financial information were made to conform to the 2000 presentation.


NOTE 2 -- INVENTORIES

     The major components of inventories were as follows:



                                   August 27,     November 28,
                                      2000            1999
                                  ------------   -------------
                                         (In thousands)
      Raw materials ...........      $30,714        $25,066
      Work in process .........       14,354         14,298
      Finished goods ..........        6,380          5,317
                                     -------        -------
                                     $51,448        $44,681
                                     =======        =======

NOTE 3 -- NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):



                                                                   Three months ended            Nine months ended
                                                               ---------------------------   --------------------------
                                                                August 27,     August 29,     August 27,     August 29,
                                                                   2000           1999           2000           1999
                                                               ------------   ------------   ------------   -----------
Numerator:
Net income .................................................      $12,439        $11,625        $25,564       $15,191
Liquidation preference for common L&M shares ...............        3,702          3,365         11,106        10,095
                                                                  -------        -------        -------       -------
Net income available to common shareholders ................      $ 8,737        $ 8,260        $14,458       $ 5,096
                                                                  =======        =======        =======       =======
Denominator:
Denominator for basic earnings per share -- weighted average
  shares ...................................................       31,485         31,485         31,485        31,469
Effect of dilutive securities:
Stock options ..............................................        2,743          1,283          2,530         1,286
                                                                  -------        -------        -------       -------
Denominator for diluted earnings per share -- adjusted
  weighted-average shares and assumed conversions ..........       34,228         32,768         34,015        32,755
                                                                  =======        =======        =======       =======

                               SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE 4 -- COMPREHENSIVE INCOME
     Total comprehensive income for the three and nine months ended August 27, 2000 was $13.3 million and $25.5 million and for the three and nine months ended August 29, 1999 was $11.1 million and $16.1 million, respectively.

     Activity in Stockholders' Equity is as follows (dollar amounts in thousands):



                                         Current Year            Additional
                                        Comprehensive   Common     Paid-in
                                            Income       Stock     Capital
                                       --------------- -------- ------------
Balance at November 28, 1999 .........                   $315     $134,547
Comprehensive Income:
Net income for the nine months
 ended August 27, 2000 ...............     $25,564
Foreign currency translation
 adjustment ..........................         (59)        --           --
                                           -------       ----     --------
Balance at August 27, 2000 ...........     $25,505       $315     $134,547
                                           =======       ====     ========



                                                                   Accumulated
                                                                      Other
                                          Retained     Treasury   Comprehensive
                                           Deficit       Stock       Income          Total
                                       -------------- ---------- -------------- --------------
Balance at November 28, 1999 .........   $ (246,012)    $ (85)     $ (10,154)     $ (121,389)
Comprehensive Income:
Net income for the nine months
 ended August 27, 2000 ...............       25,564                                   25,564
Foreign currency translation
 adjustment ..........................           --        --            (59)            (59)
                                         ----------     -----      ---------      ----------
Balance at August 27, 2000 ...........   $ (220,448)    $ (85)     $ (10,213)     $  (95,884)
                                         ==========     =====      =========      ==========

NOTE 5 -- BUSINESS ACQUISITIONS

     On August 10, 2000, the Company acquired 70% of the outstanding capital stock of Rozen S.R.L. for $9.5 million, including costs associated with the acquisition. Rozen, located in Buenos Aires, Argentina, manufactures and sells bedding to retailers located in Argentina. Rozen also owns and operates several retail sleep shops in the Buenos Aires area. As part of the purchase price, $1.0 million is being held in escrow pursuant to the Purchase Agreement. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the preliminary purchase price allocation, the Company has recorded $5.1 million in goodwill to be amortized over a 20 year period.

     On September 1, 2000, the Company acquired certain operating assets of Premier Bedding Group, LLC for $10.8 million. The business acquired manufactures and sells bedding to retailers primarily in the United States under the Bassett and Carrington Chase brand names. As part of the acquisition, the Company acquired the exclusive right to manufacture, market and sell bedding under the previously mentioned brand names through April 2014.

     Due to the immateriality of the acquisitions to the Company's balance sheet and operations, no pro forma disclosures are considered necessary.


NOTE 6 -- CONTINGENCIES

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

     The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department

                               SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE 6 -- CONTINGENCIES -- (Continued)

of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company believes the contamination is attributable to the manufacturing operations of previously unaffiliated occupants of the facility. In 1994, the Company filed a cost recovery action in U.S. District Court to require these entities to complete the remediation and reimburse the Company for cleanup costs. In August 2000, the Company settled this action, with the defendants paying the Company $2.3 million

     While the Company cannot predict the ultimate timing or costs to the South Brunswick and Oakville remediation, based on facts currently known, the Company believes that the accruals are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company.

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


NOTE 7 -- RELATED PARTY TRANSACTIONS

     As of August 27, 2000, the Company has made year-to-date sales of $101.5 million of finished mattress products pursuant to multi-year supply contracts to affiliated and related parties of Bain Capital, Inc., the Company's largest stockholder. The Company believes that the terms on which mattresses are supplied to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction at an arm's-length basis from a person that is not an affiliate or related party.


NOTE 8 -- SEGMENT INFORMATION

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


NOTE 9 -- GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

                               SEALY CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

NOTE 9 -- GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION -- (Continued)

     The following supplemental consolidating condensed financial statements present:

     1. Consolidating condensed balance sheets as of August 27, 2000 and November 28, 1999 and consolidating condensed statements of operations and cash flows for the nine months ended August 27, 2000 and August 29, 1999 and the consolidated condensed statements of operations for the three months ended August 27, 2000 and August 29, 1999.

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

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                      Three Months Ended August 27, 2000
                                (In Thousands)




                                                        Sealy        Combined       Combined
                                         Sealy        Mattress       Guarantor    Non-Guarantor
                                      Corporation      Company     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                     ------------- -------------- -------------- -------------- -------------- -------------
Net sales -- Non-Affiliates ........   $      --     $ 11,904        $221,008       $24,915       $  (3,832)      $253,995
Net sales -- Affiliates ............          --           --          38,746            --              --         38,746
                                       ---------     --------        --------       -------       ---------       --------
   Total net sales .................          --       11,904         259,754        24,915          (3,832)       292,741
Costs and expenses:
  Cost of goods sold --
   Non-Affiliates ..................          --        7,498         121,003        14,912          (3,832)       139,581
  Cost of goods sold --
   Affiliates ......................          --           --          20,263            --              --         20,263
                                       ---------     --------        --------       -------       ---------       --------
   Total cost of goods sold ........          --        7,498         141,266        14,912          (3,832)       159,844
   Selling, general and
    administrative .................          59        3,502          79,135         6,497              --         89,193
   Stock based compensation ........       1,600           --              --            --              --          1,600
   Amortization of intangibles .....          --           99           2,879           191              --          3,169
   Interest expense, net ...........         812       15,748            (138)         (101)             --         16,321
   Loss (income) from equity
    investees ......................     (13,319)     (14,588)             --            --          27,907             --
   Loss (income) from
    nonguarantor equity
    investees ......................          --        1,262          (3,019)           --           1,757             --
   Capital charge and
    intercompany interest
    allocation .....................        (871)     (14,927)         15,576           222              --             --
                                       ---------     --------        --------       -------       ---------       --------
Income (loss) before income
  taxes ............................      11,719       13,310          24,055         3,194         (29,664)        22,614
Income tax expense (benefit) .......        (720)          (9)          9,467         1,437              --         10,175
                                       ---------     -----------     --------       -------       ---------       --------
Net income (loss) ..................   $  12,439     $ 13,319        $ 14,588       $ 1,757       $ (29,664)      $ 12,439
                                       =========     ==========      ========       =======       =========       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                       Three Months Ended August 29, 1999
                                (In Thousands)




                                                              Sealy       Combined       Combined
                                                Sealy       Mattress      Guarantor    Non-Guarantor
                                             Corporation     Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            ------------- ------------ -------------- -------------- -------------- -------------
Net sales -- Non-Affiliates ...............   $      --    $  11,059      $216,313       $21,355       $  (8,443)      $240,284
Net sales -- Affiliates ...................          --           --        33,049            --              --         33,049
                                              ---------    ---------      --------       -------       ---------       --------
   Total net sales ........................          --       11,059       249,362        21,355          (8,443)       273,333
Costs and expenses:
  Cost of goods sold --
   Non-Affiliates .........................          --        6,882       120,884        13,306          (8,443)       132,629
  Cost of goods sold --
   Affiliates .............................          --           --        17,065            --              --         17,065
                                              ---------    ---------      --------       -------       ---------       --------
   Total cost of goods sold ...............          --        6,882       137,949        13,306          (8,443)       149,694
   Selling, general and
    administrative ........................          72        3,043        73,824         5,235              --         82,174
   Amortization of intangibles ............          --           99         2,975           228              --          3,302
   Interest expense, net ..................         804       15,505           163           (57)             --         16,415
   Loss (income) from equity
    investees .............................     (12,164)     (10,897)           --            --          23,061             --
   Loss (income) from
    nonguarantor equity investees                    --       (1,331)           --            --           1,331             --
   Capital charge and intercompany
    interest allocation ...................          --      (14,350)       14,063           287              --             --
                                              ---------    ---------      --------       -------       ---------       --------
Income (loss) before income taxes .........      11,288       12,108        20,388         2,356         (24,392)        21,748
Income tax expense (benefit) ..............        (337)         (56)        9,491         1,025              --         10,123
                                              ---------    ---------      --------       -------       ---------       --------
Net income (loss) .........................   $  11,625    $  12,164      $ 10,897       $ 1,331       $ (24,392)      $ 11,625
                                              =========    =========      ========       =======       =========       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                       Nine Months Ended August 27, 2000
                                (In Thousands)




                                                              Sealy       Combined       Combined
                                                Sealy       Mattress      Guarantor    Non-Guarantor
                                             Corporation     Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            ------------- ------------ -------------- -------------- -------------- -------------
Net sales -- Non-Affiliates ...............   $      --    $  33,269      $615,244       $68,359       $ (10,976)      $705,896
Net sales -- Affiliates ...................          --           --       107,539            --              --        107,539
                                              ---------    ---------      --------       -------       ---------       --------
   Total net sales ........................          --       33,269       722,783        68,359         (10,976)       813,435
Costs and expenses:
  Cost of goods sold --
   Non-Affiliates .........................          --       21,005       338,288        41,508         (10,976)       389,825
  Cost of goods sold --
   Affiliates .............................          --           --        56,636            --              --         56,636
                                              ---------    ---------      --------       -------       ---------       --------
   Total cost of goods sold ...............          --       21,005       394,924        41,508         (10,976)       446,461
   Selling, general and
    administrative ........................         135        9,893       230,016        18,658              --        258,702
   Stock based compensation ...............       3,580           --            --            --              --          3,580
   Amortization of intangibles ............          --          298         8,650           577              --          9,525
   Interest expense, net ..................       2,707       47,113          (843)         (284)             --         48,693
   Loss (income) from equity
    investees .............................     (27,533)     (31,466)           --            --          58,999             --
   Loss (income) from
    nonguarantor equity investees                    --        3,707        (7,670)           --           3,963             --
   Capital charge and intercompany
    interest allocation ...................      (2,842)     (44,629)       46,776           695              --             --
                                              ---------    ---------      --------       -------       ---------       --------
Income (loss) before income taxes .........      23,953       27,348        50,930         7,205         (62,962)        46,474
Income tax expense (benefit) ..............      (1,611)        (185)       19,464         3,242              --         20,910
                                              ---------    ---------      --------       -------       ---------       --------
Net income (loss) .........................   $  25,564    $  27,533      $ 31,466       $ 3,963       $ (62,962)      $ 25,564
                                              =========    =========      ========       =======       =========       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                       Nine Months Ended August 29, 1999
                                (In Thousands)




                                                              Sealy       Combined       Combined
                                                Sealy       Mattress      Guarantor    Non-Guarantor
                                             Corporation     Company    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                            ------------- ------------ -------------- -------------- -------------- -------------
Net sales -- Non-Affiliates ...............   $      --    $  28,754      $621,997       $55,278       $ (11,251)      $694,778
Net sales -- Affiliates ...................          --           --        33,049            --              --         33,049
                                              ---------    ---------      --------       -------       ---------       --------
   Total net sales ........................          --       28,754       655,046        55,278         (11,251)       727,827
Costs and expenses:
  Cost of goods sold --
   Non-Affiliates .........................          --       17,995       342,439        34,971         (11,251)       384,154
  Cost of goods sold --
   Affiliates .............................          --           --        17,065            --              --         17,065
                                              ---------    ---------      --------       -------       ---------       --------
   Total cost of goods sold ...............          --       17,995       359,504        34,971         (11,251)       401,219
   Selling, general and
    administrative ........................         147        8,317       216,218        14,262              --        238,944
   Amortization of intangibles ............          --          298         8,584           679              --          9,561
   Interest expense, net ..................       2,709       45,862           652          (334)             --         48,889
   Loss (income) from equity
    investees .............................     (16,676)     (16,978)           --            --          33,654             --
   Loss (income) from
    nonguarantor equity investees                    --          224        (2,735)           --           2,511             --
   Capital charge and intercompany
    interest allocation ...................          --      (43,569)       42,698           871              --             --
                                              ---------    ---------      --------       -------       ---------       --------
Income (loss) before income taxes .........      13,820       16,605        30,125         4,829         (36,165)        29,214
Income tax expense (benefit) ..............      (1,371)         (71)       13,147         2,318              --         14,023
                                              ---------    ---------      --------       -------       ---------       --------
Net income (loss) .........................   $  15,191    $  16,676      $ 16,978       $ 2,511       $ (36,165)      $ 15,191
                                              =========    =========      ========       =======       =========       ========

                               SEALY CORPORATION

              SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                                August 27, 2000
                                (In Thousands)




                                                                  Sealy       Combined
                                                    Sealy       Mattress      Guarantor
                                                 Corporation     Company    Subsidiaries
                                                ------------- ------------ --------------
Assets
Current assets:
  Cash and cash equivalents ...................   $      --    $      31    $    22,026
  Accounts receivable -- Non-Affiliates,
   net ........................................          24        3,976        100,512
  Accounts receivable -- Affiliates ...........          --           --         23,477
  Inventories .................................          --        1,302         41,473
  Prepaid expenses and deferred taxes .........         781          298         22,011
                                                  ---------    ---------    -----------
                                                        805        5,607        209,499
Property, plant and equipment, at cost ........          --        4,634        190,898
Less: accumulated depreciation ................          --       (1,804)       (62,115)
                                                  ---------    ---------    -----------
                                                         --        2,830        128,783
Other assets:
  Goodwill and other intangibles, net .........          --       13,355        330,061
  Net investment in and advances to
   (from) subsidiaries and affiliates .........     (52,901)     534,292       (322,829)
  Investment in affiliates ....................          --           --             --
  Debt issuance costs, net and other
   assets .....................................         814       21,330          2,878
                                                  ---------    ---------    -----------
                                                    (52,087)     568,977         10,110
                                                  ---------    ---------    -----------
   Total assets ...............................   $ (51,282)   $ 577,414    $   348,392
                                                  =========    =========    ===========
Liabilities and Stockholders' Equity
  (Deficit)
Current liabilities:
  Current portion -- long-term
   obligations ................................   $      --    $  31,291    $       335
  Accounts payable ............................          --          231         56,056
  Accrued interest ............................          --          441          9,346
  Accrued incentives and advertising ..........          --        1,392         35,826
  Accrued compensation ........................          --          465         17,504
  Other accrued expenses ......................          68          341         38,002
                                                  ---------    ---------    -----------
                                                         68       34,161        157,069
Long-term obligations .........................      34,306      608,913         13,689
Other noncurrent liabilities ..................      15,484           --         26,036
Deferred income taxes .........................      (5,256)         747         20,304
Minority interest .............................          --           --             --
Stockholders' equity (deficit) ................     (95,884)     (66,407)       131,294
                                                  ---------    ---------    -----------
   Total liabilities and stockholders'
    equity (deficit) ..........................   $ (51,282)   $ 577,414    $   348,392
                                                  =========    =========    ===========



                                                   Combined
                                                 Non-Guarantor
                                                 Subsidiaries   Eliminations   Consolidated
                                                -------------- -------------- -------------
Assets
Current assets:
  Cash and cash equivalents ...................   $    6,200     $      --      $  28,257
  Accounts receivable -- Non-Affiliates,
   net ........................................       20,176            --        124,688
  Accounts receivable -- Affiliates ...........           --            --         23,477
  Inventories .................................        8,673            --         51,448
  Prepaid expenses and deferred taxes .........        5,433            --         28,523
                                                  ----------     ---------      ---------
                                                      40,482            --        256,393
Property, plant and equipment, at cost ........       18,914            --        214,446
Less: accumulated depreciation ................       (3,473)           --        (67,392)
                                                  ----------     ---------      ---------
                                                      15,441            --        147,054
Other assets:
  Goodwill and other intangibles, net .........       30,360            --        373,776
  Net investment in and advances to
   (from) subsidiaries and affiliates .........      (70,177)      (88,385)            --
  Investment in affiliates ....................       29,982            --         29,982
  Debt issuance costs, net and other
   assets .....................................           51            --         25,073
                                                  ----------     ---------      ---------
                                                      (9,784)      (88,385)       428,831
                                                  ----------     ---------      ---------
   Total assets ...............................   $   46,139     $ (88,385)     $ 832,278
                                                  ==========     =========      =========
Liabilities and Stockholders' Equity
  (Deficit)
Current liabilities:
  Current portion -- long-term
   obligations ................................   $      775     $      --      $  32,401
  Accounts payable ............................        9,689            --         65,976
  Accrued interest ............................           75            --          9,862
  Accrued incentives and advertising ..........        3,788            --         41,006
  Accrued compensation ........................          965            --         18,934
  Other accrued expenses ......................          385            --         38,796
                                                  ----------     ---------      ---------
                                                      15,677            --        206,975
Long-term obligations .........................           --            --        656,908
Other noncurrent liabilities ..................        1,056            --         42,576
Deferred income taxes .........................        4,490            --         20,285
Minority interest .............................        1,418            --          1,418
Stockholders' equity (deficit) ................       23,498       (88,385)       (95,884)
                                                  ----------     ---------      ---------
   Total liabilities and stockholders'
    equity (deficit) ..........................   $   46,139     $ (88,385)     $ 832,278
                                                  ==========     =========      =========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               November 28, 1999
                                (In Thousands)




                                                                   Sealy       Combined
                                                     Sealy       Mattress      Guarantor
                                                  Corporation     Company    Subsidiaries
                                                 ------------- ------------ --------------
Assets
Current assets:
 Cash and cash equivalents .....................  $       --    $      13    $     6,220
 Accounts receivable -- Non-Affiliate,
   net .........................................          27        3,941         84,365
 Accounts receivable -- Affiliate ..............          --           --         14,275
 Inventories ...................................          --        1,297         38,673
 Prepaid expenses and deferred taxes ...........       3,412          314         12,799
                                                  ----------    ---------    -----------
                                                       3,439        5,565        156,332
Property, plant and equipment, at cost .........          --        4,584        181,881
Less: accumulated depreciation .................          --       (1,571)       (55,709)
                                                  ----------    ---------    -----------
                                                          --        3,013        126,172
Other assets:
 Goodwill and other intangibles, net ...........          --       13,653        338,711
 Net investment in and advances to
   (from) subsidiaries and affiliates ..........     (84,313)     507,742       (338,993)
 Investment in affiliates ......................          --           --             --
 Debt issuance costs, net and other assets               813       24,422          3,904
                                                  ----------    ---------    -----------
                                                     (83,500)     545,817          3,622
                                                  ----------    ---------    -----------
   Total assets ................................  $  (80,061)   $ 554,395    $   286,126
                                                  ==========    =========    ===========
Liabilities and Stockholders' (Deficit)
 Equity
Current liabilities:
 Current portion -- long-term
   obligations .................................  $       --    $  13,854    $       291
 Accounts payable ..............................          --          318         36,493
 Accrued interest ..............................          --          671         11,967
 Accrued incentives and advertising ............          --        1,200         28,507
 Accrued compensation ..........................          --          417         21,646
 Other accrued expenses ........................         534          313         24,342
                                                  ----------    ---------    -----------
                                                         534       16,773        123,246
Long-term obligations ..........................      31,497      630,749         13,951
Other noncurrent liabilities ...................      11,491           --         27,629
Deferred income taxes ..........................      (2,194)         736         21,644
Stockholders' (deficit) equity .................    (121,389)     (93,863)        99,656
                                                  ----------    ---------    -----------
   Total liabilities and stockholders'
    (deficit) equity ...........................  $  (80,061)   $ 554,395    $   286,126
                                                  ==========    =========    ===========



                                                    Combined
                                                  Non-Guarantor
                                                  Subsidiaries   Eliminations   Consolidated
                                                 -------------- -------------- -------------
Assets
Current assets:
 Cash and cash equivalents .....................   $    4,612     $      --     $    10,845
 Accounts receivable -- Non-Affiliate,
   net .........................................       16,867            --         105,200
 Accounts receivable -- Affiliate ..............           --                        14,275
 Inventories ...................................        4,711            --          44,681
 Prepaid expenses and deferred taxes ...........        3,640            --          20,165
                                                   ----------     ---------     -----------
                                                       29,830            --         195,166
Property, plant and equipment, at cost .........       12,161            --         198,626
Less: accumulated depreciation .................       (3,245)           --         (60,525)
                                                   ----------     ---------     -----------
                                                        8,916            --         138,101
Other assets:
 Goodwill and other intangibles, net ...........       26,088            --         378,452
 Net investment in and advances to
   (from) subsidiaries and affiliates ..........      (56,359)      (28,077)             --
 Investment in affiliates ......................       30,004            --          30,004
 Debt issuance costs, net and other assets                 91            --          29,230
                                                   ----------     ---------     -----------
                                                         (176)      (28,077)        437,686
                                                   ----------     ---------     -----------
   Total assets ................................   $   38,570     $ (28,077)    $   770,953
                                                   ==========     =========     ===========
Liabilities and Stockholders' (Deficit)
 Equity
Current liabilities:
 Current portion -- long-term
   obligations .................................   $       --     $      --     $    14,145
 Accounts payable ..............................        6,342            --          43,153
 Accrued interest ..............................           95            --          12,733
 Accrued incentives and advertising ............        2,594            --          32,301
 Accrued compensation ..........................        1,110            --          23,173
 Other accrued expenses ........................          911            --          26,100
                                                   ----------     ---------     -----------
                                                       11,052            --         151,605
Long-term obligations ..........................           --            --         676,197
Other noncurrent liabilities ...................        2,065            --          41,185
Deferred income taxes ..........................        3,169            --          23,355
Stockholders' (deficit) equity .................       22,284       (28,077)       (121,389)
                                                   ----------     ---------     -----------
   Total liabilities and stockholders'
    (deficit) equity ...........................   $   38,570     $ (28,077)    $   770,953
                                                   ==========     =========     ===========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                       Nine Months Ended August 27, 2000
                                (In Thousands)




                                                                Sealy       Combined
                                                  Sealy       Mattress      Guarantor
                                               Corporation     Company    Subsidiaries
                                              ------------- ------------ --------------
Net cash provided by operating
  activities ................................      $--       $      695    $   51,286
                                                   ---       ----------    ----------
Cash flows from investing activities:
  Purchase of property, plant and
   equipment, net ...........................       --              (43)      (12,126)
  Acquisition of business, net of
   cash acquired ............................       --               --            --
  Net activity in investment in and
   advances to (from) subsidiaries
   and affiliates ...........................       --           11,456       (23,136)
                                                   ---       ----------    ----------
Net cash provided by (used in)
  investing activities ......................       --           11,413       (35,262)
Cash flows from financing activities:
  Repayments of long-term
   obligations, net .........................       --          (12,090)         (218)
                                                   ---       ----------    ----------
   Net cash used in financing
    activities ..............................       --          (12,090)         (218)
                                                   ---       ----------    ----------
Change in cash and cash equivalents .........       --               18        15,806
Cash and cash equivalents:
  Beginning of period .......................       --               13         6,220
                                                   ---       ----------    ----------
  End of period .............................      $--       $       31    $   22,026
                                                   ===       ==========    ==========



                                                 Combined
                                               Non-Guarantor
                                               Subsidiaries   Eliminations   Consolidated
                                              -------------- -------------- -------------
Net cash provided by operating
  activities ................................   $   1,343          $--       $   53,324
                                                ---------          ---       ----------
Cash flows from investing activities:
  Purchase of property, plant and
   equipment, net ...........................      (2,029)          --          (14,198)
  Acquisition of business, net of
   cash acquired ............................      (9,406)          --           (9,406)
  Net activity in investment in and
   advances to (from) subsidiaries
   and affiliates ...........................      11,680           --               --
                                                ---------          ---       ----------
Net cash provided by (used in)
  investing activities ......................         245           --          (23,604)
Cash flows from financing activities:
  Repayments of long-term
   obligations, net .........................          --           --          (12,308)
                                                ---------          ---       ----------
   Net cash used in financing
    activities ..............................          --           --          (12,308)
                                                ---------          ---       ----------
Change in cash and cash equivalents .........       1,588           --           17,412
Cash and cash equivalents:
  Beginning of period .......................       4,612           --           10,845
                                                ---------          ---       ----------
  End of period .............................   $   6,200          $--       $   28,257
                                                =========          ===       ==========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                       Nine Months Ended August 29, 1999
                                (In Thousands)




                                                               Sealy      Combined       Combined
                                                  Sealy      Mattress     Guarantor    Non-Guarantor
                                               Corporation    Company   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ------------- ---------- -------------- -------------- -------------- -------------
Net cash provided by (used in)
  operating activities ......................     $   7      $  1,482    $  34,598      $    (812)         $--        $  35,275
                                                  -----      --------    ---------      ---------          ---        ---------
Cash flows from investing activities:
  Purchase of property, plant and
   equipment, net ...........................        --          (118)      (8,773)            73           --           (8,818)
  Investment in affiliates ..................        --            --           --        (27,740)          --          (27,740)
  Net activity in investment in and
   advances to (from) subsidiaries
   and affiliates ...........................        61        (5,873)     (30,395)        36,207           --               --
                                                  -----      --------    ---------      ---------          ---        ---------
Net cash provided by (used in)
  investing activities ......................        61        (5,991)     (39,168)         8,540           --          (36,558)
Cash flows from financing activities:
  Treasury stock repurchase .................       (85)           --           --             --           --              (85)
  Proceeds from borrowings on long-
   term obligations, net ....................        --         4,491        1,655             --           --            6,146
  Equity issuance ...........................        17            --           --             --           --               17
                                                  -----      --------    ---------      ---------          ---        ---------
   Net cash provided by (used in)
     financing activities ...................       (68)        4,491        1,655             --           --            6,078
                                                  -----      --------    ---------      ---------          ---        ---------
Change in cash and cash equivalents .........        --           (18)      (2,915)         7,728           --            4,795
Cash and cash equivalents:
  Beginning of period .......................        --            22        9,162          2,050           --           11,234
                                                  -----      --------    ---------      ---------          ---        ---------
  End of period .............................     $  --      $      4    $   6,247      $   9,778          $--        $  16,029
                                                  =====      ========    =========      =========          ===        =========

Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


Quarter Ended August 27, 2000 compared with Quarter Ended August 29, 1999

     Net Sales. The Company reported record sales of $292.7 million for the third quarter of 2000, $19.4 million or 7.1% above the comparable period of 1999. The increase is attributable to a 2.0% increase in average unit selling price and a 5.1% increase in unit volume. Average unit selling price growth was realized through continued strong increases in Stearns & Foster as well as Crown Jewel Dual Support System ("DSS"). The increase in unit volume was attributable to increases throughout the Sealy and Stearns & Foster product lines. Stearns & Foster continued to exhibit strong increases.

     Cost of Goods Sold. Cost of goods sold for the quarter, as a percent of net sales, decreased 0.2 percentage points to 54.6%. The reduction in cost of sales is primarily attributable to increased absorption of fixed costs through higher sales volume, as well as reductions in overhead spending. These improvements were partially offset by close-out pricing on selected products.

     Selling, General, and Administrative. Selling, general, and administrative expense increased $7.0 million to $89.2 million, or 30.5% of net sales, compared to $82.2 million, or 30.1% of net sales. This increase is primarily due to increased marketing expense of $3.2 associated with increased sales volume. Delivery costs increased $1.4 million due to an overall increase in sales volume and higher fuel costs. In addition, other administrative costs have increased $2.4 million due to costs associated with restoring normal staffing levels after the relocation of the corporate headquarters as well as cost increases associated with increases in business activity and new business initiatives.

     Stock Based Compensation. The Company has an obligation to purchase securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $1.6 million charge during the third quarter ended August 27, 2000 to revalue this obligation to reflect an increase in the fair market value of the securities.

     Interest Expense. Interest expense, net of interest income, is essentially unchanged from prior year. Lower debt balances than prior year have been offset by increased interest rates associated with the Company's floating rate debt.

     Income Tax. The Company's effective income tax rates in 2000 and 1999 differ from the Federal statutory rate principally because of the application of purchase accounting and state and local income taxes. The Company's effective rate for 2000 is approximately 45% compared to 46.5% for 1999. The lower effective tax rate for 2000 is due to higher projected pretax income for the year compared to 1999.

     Net Income. For the reasons set forth above, the Company recorded net income of $12.4 million for the quarter ended August 27, 2000 versus $11.6 million for the quarter ended August 29, 1999.


Nine Months Ended August 27, 2000 compared with Nine Months Ended August 29,
1999

     Net Sales. The Company reported record sales of $813.4 million for the first nine months of 2000, $85.6 million or 11.8% above the comparable period of 1999. The increase is attributable to a 1.9% increase in average unit selling price and a 9.9% increase in unit volume. Average unit selling price growth was realized through continued strong increases in Stearns & Foster as well as Crown Jewel Dual Support System ("DSS"). The increase in unit volume was attributable to increases throughout the Sealy and Stearns & Foster product line offerings. Stearns & Foster continued to exhibit strong increases.

     Cost of Goods Sold. Cost of goods sold for the nine months ended August 27, 2000, as a percent of net sales, decreased 0.2 percentage points to 54.9%. The reduction in cost of sales is primarily attributable to increased absorption of fixed costs through higher sales volume. These improvements were partially offset by close-out pricing on selected products.

     Selling, General, and Administrative. Selling, general, and administrative expense increased $19.8 million to $258.7 million, or 31.8% of net sales, compared to $238.9 million, or 32.8% of net sales. This increase is primarily due to increased marketing expense of $12.2 associated with increased sales volume. Delivery costs increased $4.6 million due to an overall increase in sales volume and higher fuel costs. In addition, other administrative costs have increased $6.6 million due to costs associated with restoring normal staffing levels after the relocation of the corporate headquarters as well as cost increases associated with increases in business activity and new business initiatives. These increases were partially offset by decreases in relocation expense of $2.0 million as the Company incurred additional costs associated with the move of Corporate Headquarters to High Point, North Carolina during the first two quarters of 1999. In addition, foreign currency losses decreased from 1999 by $1.6 million mainly due to the devaluation of the Brazilian Real in the first quarter of 1999.

     Stock Based Compensation. The Company has an obligation to purchase securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $3.6 million charge during the nine months ended August 27, 2000 to revalue this obligation to reflect an increase in the fair market value of the securities.

     Interest Expense. Interest expense, net of interest income, is essentially unchanged from prior year. Lower debt balances than prior year have been offset by increased interest rates associated with the Company's floating rate debt. Additionally, the Company received $1.2 million in interest in the second quarter associated with a favorable conclusion of an IRS examination.

     Income Tax. The Company's effective income tax rates in 2000 and 1999 differ from the Federal statutory rate principally because of the application of purchase accounting and state and local income taxes. The Company's effective rate for 2000 is approximately 45% compared to 48% for 1999. The lower effective tax rate for 2000 is due to higher projected pretax income for the year compared to 1999.

     Net Income. For the reasons set forth above, the Company recorded net income of $25.6 million for the nine months ended August 27, 2000 versus $15.2 million for the nine months ended August 29, 1999.


Liquidity and Capital Resources

     The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $14.2 million for the nine months ended August 27, 2000. We expect fiscal 2000 capital expenditures to be approximately $23.8 million. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At August 27, 2000, the Company had approximately $93.3 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $6.7 million outstanding. The weighted average effective interest rate on the Company's debt for the nine months ended August 27, 2000 was 9.6%. The Revolving Credit Facility expires in fiscal 2002. The Company expects it will have the ability to renew the existing revolving credit facility or have the ability to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations.

     The Company has acquired 70% of the outstanding capital stock of Rozen S.R.L. and certain operating assets of Premier Bedding Group, LLC. These acquisitions totalled $20.3 million in cash and were funded through operating cash flow. The operations and net assets of Rozen S.R.L. were not material to the Company.

     On September 6, 2000 the Revolving Credit Facility and Tranche A Term Loan lenders approved Amendment Three to the Credit Agreement. The amendment makes adjustments to restrictions on acquisitions and capital expenditures in the Company's Credit Agreement which will allow the Company to take advantage of potential growth opportunities.

     From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. As of August 27, 2000, the Company had $30.0 million in such investments.

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

                          PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.


Item 4 -- Submission of Matters to a Vote of Security Holders

None


Item 6 -- Exhibits and Reports on Form 8-K

(a) Exhibits:
  10.1 Third Amendment to Credit Agreement entered into as of September 6, 2000 by and among Sealy Mattress Company, Sealy Corporation, certain financial institutions as listed, Goldman Sachs Credit Partners L.P., Morgan Guaranty Trust Company, Bankers Trust Company and the Credit Support Parties, as defined.

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




Date: October 11, 2000