Form 10-K
period 2000-11-26
SEALY CORP
filed 2001-02-26
CIK 748015

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

                  For the fiscal year ended November 26, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 2001: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares of the registrant's common stock outstanding as of January 28, 2001 is approximately: 30,692,391.

          DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

 General

   Sealy Corporation (the "Company" or the "Parent"), through its subsidiaries, is the largest bedding manufacturer in the world and manufactures and markets a complete line of conventional bedding products including mattresses and foundations. The Company's conventional bedding products include the SEALY(R), SEALY POSTUREPEDIC(R), SEALY POSTUREPEDIC CROWN JEWEL(R), SEALY CORRECT COMFORT(R), STEARNS & FOSTER(R) and BASSETT(R) brands and account for approximately 98% of the Company's total net sales for the year ended November 26, 2000. The Company has a component parts manufacturing subsidiary which produces substantially all of the Company's mattress innerspring requirements and approximately 50% of the Company's boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

 Conventional Bedding

   Industry and Competition. According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, over 700 manufacturers of mattresses and foundations make up the U.S. conventional bedding industry, generating wholesale revenues of $4.3 billion during calendar year 1999. According to ISPA, approximately 71% of conventional bedding is sold to furniture stores and specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers, membership clubs and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes, and the average time between consumer purchases of conventional mattresses is 7 to 8 years. Factors such as disposable income, sales of homes, a trend toward more bedrooms per home, growth in the U.S. population, and heightened consumer awareness of the bedding category also have an effect on bedding purchases.

   Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic, Sealy Posturepedic Crown Jewel, Sealy Correct Comfort, Stearns & Foster and Bassett. Sealy branded products are considered by management to be the most well recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, brand name recognition, service and price. The Company's largest competitors include Serta, Inc. and Simmons Company. Management believes the Company derives a competitive advantage over its conventional bedding competitors as a result of strong consumer recognition of Sealy branded products, as well as the high quality and innovative product offerings.

   Products. The Company manufactures a complete line of conventional bedding options in various sizes ranging in retail price from under $200 to approximately $4,000 per queen size set. Sealy Posturepedic brand mattress is the largest selling mattress brand in North America. Approximately 96% of the Sealy brand, Stearns & Foster brand and Bassett brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name. The Bassett brand, licensed from Bassett Furniture Industries beginning in the fourth quarter of 2000, is sold primarily to Bassett Furniture Direct and other furniture store retailers.

   Customers. The Company serves over 7,400 retail outlets (approximately 3,200 customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 27% of the Company's net sales for the year ended November 26, 2000 and no single customer accounted for over 10% of the Company's net sales.

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

   The Company operates 28 bedding manufacturing facilities and three component manufacturing facilities in 19 states, three Canadian provinces, Puerto Rico, Mexico, Argentina (acquired in August, 2000) and Brazil (began operations in December, 2000). Management believes that through the utilization of extra shifts, it will be able to continue to meet growing demand for its products without a significant investment in facilities. See
Item 2, "Properties," herein. The Company also operates a Research and Development center in High Point, North Carolina with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company's products with those of its competitors and develops new products and processes. The Company has developed and patented a computerized model of an adult person, known as Dataman, which is used in testing the support level of its mattresses. In addition, the Company has developed very advanced and proprietary methods (Digital Image Analysis) of dynamically measured spinal morphology on any human subject in any sleep position. This sophisticated technology is expected to enhance Sealy's Posturepedic brand leadership and market position.

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

   Over the last several years, the Company has made substantial commitments to ensure that the coil-making equipment at its component plants remains state-of-the-art, installing over 50 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company's innerspring requirements over that time period from approximately 60% to substantially all.

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

 International

   The Company has wholly-owned subsidiaries in Canada, Mexico, Puerto Rico and Brazil and a majority-owned subsidiary in Argentina acquired in August, 2000 which have marketing and manufacturing responsibilities for those markets. The Company has three manufacturing facilities in Canada and one each in Mexico, Puerto Rico, Argentina and Brazil which comprise all of the company-owned manufacturing operations at November 26, 2000. In 2000, the Company formed a joint venture with its Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia.

   The Company also utilizes licensing agreements in certain international markets. Licensing agreements allow the Company to reduce exposure to political and economic risk abroad by minimizing investments in those markets. Eleven foreign license agreements exist in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, Bahamas and the Dominican Republic. In addition, the Company uses a Korean contract manufacturer to help service the Korean market, and distributes products directly to many small international markets. An international test market is currently in place in Spain.

 Licensing

   At November 26, 2000, there are 16 separate license arrangements in effect with five domestic and eleven foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services ("Klaussner", a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), and Dorel Industries (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under license agreements between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain of the Company's trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in the United States. Sealy entered into a long-term license agreement with Klaussner on December 19, 1996 under which Klaussner will manufacture and market sofas, sleep sofas, chairs, recliners and other upholstered furniture products in North America, primarily under the Sealy Furniture(TM) logo. On April 1, 1998, Sealy entered into licensing arrangements with Pacific Coast Feather Company for the manufacture and sale of pillows, comforters and mattress pads under the Sealy brand name and Dorel Industries for the manufacture and sale of futons under the Sealy Furniture brand name.

   The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal years ended November 26, 2000, November 28, 1999 and November 29, 1998, the licensing division as a whole generated royalties of approximately $10.0 million, $9.9 million and $7.2 million, respectively, which were accounted for as a reduction of selling, general and administrative expenses in the Consolidated Financial Statements included herein.

   See the International section for international licensees.

 Warranties

   Sealy and Stearns & Foster bedding offer limited warranties on their manufactured products. The periods for "no-charge" warranty service varies among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding and some other Sealy-brand products offer a 10-year non-prorated warranty service period. In fiscal 2000, the Company amended its warranty policy to no longer require the mattress to be periodically flipped. Historically, the Company's warranty costs have been immaterial for each of its product lines.

 Trademarks and Licenses

   The Company owns, among others, the Sealy and Stearns & Foster trademarks and tradenames and also owns the Posturepedic, Posturepedic Crown Jewel, Correct Comfort, Comfort Series, Dataman and University of Sleep trademarks, service marks and certain related logos and design marks. The Company also licenses the Bassett name under a fifteen year agreement.

 Employees

   As of November 26, 2000, the Company had 6,077 full-time employees. Approximately 67% of the Company's employees at its 29 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory. The Company has only experienced two work stoppages in the last nine years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The Company has not encountered any significant organizing activity at its non-union facilities in that time frame.

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

   The Company administers component operations at its Rensselaer, Indiana facility. The Company leases an information technology facility in Cleveland, Ohio. The Company's leased facilities are occupied under leases, which expire from 2001 to 2008, including renewal options.

   The following table sets forth certain information regarding manufacturing facilities operated by the Company at January 28, 2001:

                                                      Approximate
Location                                             Square Footage            Title
--------                                             --------------           --------
United States
  Arizona             Phoenix                             76,000              Owned(a)
  California          Richmond                           238,000              Owned(a)
                      South Gate                         185,000              Owned(a)
  Colorado            Colorado Springs                    70,000              Owned(a)
                      Denver                              92,900              Owned(a)
  Florida             Orlando                             97,600              Owned(a)
                      Lake Wales                         179,700              Owned(a)
  Georgia             Atlanta                            292,500              Owned(a)
  Illinois            Batavia                            212,700              Leased
  Indiana             Rensselaer                         131,000              Owned(a)
                      Rensselaer                         124,000              Owned(a)
  Kansas              Kansas City                        102,600              Leased(a)
  Maryland            Williamsport                       144,000              Leased
  Massachusetts       Randolph                           187,000              Owned(a)
  Michigan            Taylor                             156,000              Leased
  Minnesota           St. Paul                            93,600              Owned(a)
  New York            Albany                             102,300              Owned(a)
  North Carolina      High Point                         151,200              Owned(a)
  Ohio                Medina                             140,000              Owned(a)
  Oregon              Portland                           140,000              Owned(a)
  Pennsylvania        Clarion                             85,000              Owned(a)
                      Delano                             143,000              Owned(a)
  Tennessee           Memphis(b)                         225,000              Owned(a)
  Texas               Brenham                            220,000              Owned(a)
                      North Richland Hills               124,500              Owned(a)
Canada
  Alberta             Edmonton                           144,500              Owned(a)
  Quebec              Saint Narcisse                      76,000              Owned(a)
  Ontario             Toronto                             80,200              Leased
Argentina             Buenos Aires                        85,000              Owned
Brazil                Sorocaba                            92,000              Owned
Puerto Rico           Carolina                            58,600              Owned(a)
Mexico                Toluca                             157,100              Owned
                                                       ---------
                                                       4,407,000
                                                       =========

--------
(a) The Company has granted a mortgage or otherwise encumbered its interest in this facility as collateral for secured indebtedness.
(b) Subsequent to year end, the Company announced a plan to close this facility.

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

   While the Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville remediation, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision, these matters could have a material adverse effect.

   The Company has been identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act with regard to two waste disposal sites and under analogous state legislation with regard to a third. Although liability under these statutes is generally joint and several, as a practical matter, liability is usually allocated among all financially responsible parties. Based on the nature and quantity of the Company's wastes, the Company believes that liability at each of these sites in unlikely to be material.

Item 4. Submission of Matters to a Vote of Security Holder

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established public trading market for any class of common equity of the Company.

   As of January 28, 2001 there are 20 holders of record of the Company's Class A shares, 7 holders of record of the Company's Class B shares, 20 holders of record of the Company's Class L shares and 7 holders of record of the Company's Class M shares.

   No dividend or other distribution with respect to common stock was paid during the most recent two fiscal years. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, fiscal requirements and other factors deemed relevant by the Company's Board of Directors. The Company currently does not intend to pay any cash dividends in the foreseeable future; rather, the Company intends to retain earnings to provide for the operation and expansion of its business. Certain restrictive covenants contained in the Company's Senior Credit Agreements currently limit its ability to make dividend or other payments.

Item 6. Selected Financial Data

   The following tables set forth selected consolidated financial and other data of the Company for the years ended November 26, 2000, November 28, 1999, November 29, 1998, November 30, 1997, and December 1, 1996.

   The selected consolidated financial and other data set forth in the following tables has been derived from the Company's audited consolidated financial statements. The report of PricewaterhouseCoopers LLP, independent accountants, covering the Company's Consolidated Financial Statements for the years ended November 26, 2000, November 28, 1999 and November 29, 1998 is included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                          Year Ended   Year Ended   Year Ended   Year Ended  Year Ended
                         November 26, November 28, November 29, November 30, December 1,
                             2000         1999         1998         1997        1996
                         ------------ ------------ ------------ ------------ -----------
                             (dollars and shares in millions, except per share data)
Statement of Operations
 Data:
  Net sales.............   $1,101.5     $ 985.7      $ 891.3      $ 804.8      $ 697.6
  Costs and expenses....    1,044.1       953.3        913.9        764.2        672.8
  Income (loss) before
   income tax,
   Extraordinary item
   and cumulative effect
   of change in
   accounting principle.       57.4        32.4        (22.6)        40.6         24.8
  Extraordinary loss(a).         --          --         14.5          2.0           --
  Cumulative effect of
   change in accounting
   principle(b).........         --          --           --          4.3           --
  Net income (loss).....       30.1        15.8        (33.8)        11.7         (0.5)(c)
  Liquidation preference
   for common
   L & M shares(d)......       14.8        13.5         11.7           --           --
                           --------     -------      -------      -------      -------
  Net income (loss)
   available to common
   shareholders.........   $   15.3     $   2.3      $ (45.5)     $  11.7      $  (0.5)
Other Data:
  Depreciation and
   amortization of
   Intangibles..........   $   27.1     $  25.6      $  24.3      $  24.1      $  26.6
  Income from
   operations...........      123.4        97.4         44.9         72.0         53.6
  EBITDA(e).............      150.3       123.0         69.2         96.1         80.2
  Adjusted EBITDA(f)....      157.3       138.3        113.1        102.7         86.8
  Capital expenditures..       24.1        16.1         33.1         29.1         12.0
  Interest expense, net.       65.8        65.0         67.5         31.4         28.8
  Ratio of EBITDA to
   interest expense,
   net..................        2.3x        1.9x         1.0x         3.1x         2.8x
  Ratio of earnings to
   fixed charges(g).....        1.8x        1.5x          --          2.2x         1.8x
  Weighted average
   number of shares
   outstanding--
   diluted(h)...........     34,235      32,972       30,472       30,234       29,379
  Net income (loss) per
   common share--
   diluted(h):
  Income (loss) before
   extraordinary item
   and cumulative effect
   of change in
   accounting principle.   $   0.88     $  0.48      $ (0.63)     $  0.60      $ (0.02)
  Extraordinary item....         --          --        (0.48)       (0.07)          --
  Cumulative effect of
   change in accounting
   principle............         --          --           --        (0.14)          --
                           --------     -------      -------      -------      -------
  Net income (loss).....       0.88        0.48        (1.11)        0.39        (0.02)
  Liquidation preference
   for common
   L & M shares.........      (0.43)      (0.41)       (0.38)          --           --
                           --------     -------      -------      -------      -------
  Net income (loss)
   available to common
   shareholders.........   $   0.45     $  0.07      $ (1.49)     $  0.39      $ (0.02)
                           ========     =======      =======      =======      =======

                         November 26, November 28, November 29,  November 30, December 1,
                             2000         1999         1998          1997        1996
                         ------------ ------------ ------------  ------------ -----------
                                              (dollars in millions)
Balance Sheet Data:
  Total assets..........    $830.0       $771.0       $751.1        $721.1      $739.9
  Long-term obligations.     651.8        676.2        682.3         330.0       269.5
  Total debt............     686.2        690.3        690.8         330.0       288.1
  Stockholders' equity
   (deficit)............     (93.3)      (121.4)      (138.8)(i)     205.1       293.0

--------
(a) During 1998 and 1997, the Company recorded extraordinary losses of $5.4 million and $2.0 million, net of income tax benefit of $3.6 million and $1.4 million, respectively, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the debt refinancing. Also, during 1998 the Company recorded an extraordinary loss of $9.1 million, net of income taxes of $6.1 million, representing premiums paid to existing note holders and consent fees paid in connection with the retirement of debt.
(b) During the fourth quarter of 1997, the Company changed its accounting policy to comply with EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation," which resulted in a loss of $4.3 million, net of income tax of $2.9 million, representing the write-off of previously capitalized costs as described in the EITF.
(c) On January 15, 1997, the Company completed the sale of Woodstuff Manufacturing, Inc., a wholly owned subsidiary that manufactured and marketed solid wood bedroom furniture under the "Samuel Lawrence" brand name. The divestiture resulted in an aggregate book loss of $17.6 million, which was recorded in the fiscal year ended December 1, 1996. The loss is comprised of a loss on net assets held for sale of $11.8 million and income tax expense of $5.8 million arising from the tax gain on the transaction.
(d) Shares of L and M common are entitled to a preference over class A and B common with respect to any distribution by the Company to holders of its capital stock equal to the original costs of such shares ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually.
(e) EBITDA is calculated by adding interest expense, net, income tax expense (benefit) and depreciation and amortization of intangibles to income
    (loss) before extraordinary item and cumulative effect of change in accounting principle. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
(f) Adjusted EBITDA is calculated by adding to or deducting from EBITDA (as described above) certain items of income and expense consisting of: (i) stock-based compensation plans, (ii) any expenses related to addressing the Company's "Year 2000" information systems issue and EITF 97-13 reengineering efforts, (iii) High Point relocation, (iv) compensation associated with the Recapitalization, (v) loss on net assets held for sale and other write-downs in 1998 only, (vi) loss on write-off of Montgomery Ward accounts receivable and related factoring expense incurred in connection with bankruptcy of Montgomery Ward in 1996, (vii) executive severance and transition costs, and (viii) other relief items including, foreign currency losses, loss on disposal of certain assets, etc. Adjusted EBITDA is presented because it conforms to the definition of "Consolidated EBITDA" in the Notes Indenture (see "Description of Exchange Notes" and "Certain Definitions" within such section). The Company believes that the adjustment for these items is appropriate for such periods in order to provide an appropriate analysis of recent historical results. The following is a reconciliation of EBITDA to Adjusted EBITDA:

                                                         Fiscal Year
                                              ---------------------------------
                                               2000   1999   1998   1997  1996
                                              ------ ------ ------ ------ -----
                                                    (dollars in millions)
   EBITDA.................................... $150.3 $123.0 $ 69.2 $ 96.1 $80.2
                                              ------ ------ ------ ------ -----
   Adjustments:
     Stock-based compensation................    6.8    6.7    --     1.6   4.7
     EITF 97-13 reengineering efforts........    --     5.0    4.1    1.0   --
     High Point relocation...................    --     2.0    7.5    --    --
     Compensation associated with
      Recapitalization.......................    --     --    18.9    --    --
     Loss on net assets held for sale and
      other write- downs.....................    --     --    10.6    --    --
     Montgomery Ward bad debt and factoring
      losses.................................    --     --     --     4.0   --
     Executive severance and transition......    --     --     --     --    1.9
     Other relief items--including foreign
      currency losses, loss on disposal of
      certain assets, etc....................    0.2    1.6    2.8    --    --
                                              ------ ------ ------ ------ -----
       Total adjustments.....................    7.0   15.3   43.9    6.6   6.6
                                              ------ ------ ------ ------ -----
     Adjusted EBITDA......................... $157.3 $138.3 $113.1 $102.7 $86.8
                                              ====== ====== ====== ====== =====

(g) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and extraordinary item plus fixed charges. Fixed charges consist of interest expense, net, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the year ended November 29, 1998, earnings were insufficient to cover fixed charges by $22.6 million.
(h) Restated from previously published results due to the adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in fiscal 1998.
(i) Reflects the Recapitalization of the Company as discussed in Note 2 of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Year Ended November 26, 2000 Compared With Year Ended November 28, 1999

   Net Sales. Net sales for the year ended November 26, 2000, were $1,101.5 million, an increase of $115.8 million, or 11.8% from the year ended November 28, 1999. This increase is attributable to an 8.4% increase in unit volume, a 2.1% increase in average unit selling price and a 1.3% increase due to acquisitions during the current year. The Company saw continued strong growth in domestic sales for both Sealy and Stearns & Foster brands as well as strong growth in international countries. Average unit selling price increased due mainly to strength in Stearns & Foster and Posturepedic Crown Jewel brands which have higher price points. The Company expects 2001 results to be moderated by the slowing economy, particularly consumer spending and retail sales especially in the first half. Most industry observers are forecasting sales growth of 2.5 to 4.0 percent for the industry in 2001. The Company believes it can continue to exceed the industry growth rate and increase its market share.

   Cost of Goods Sold. Cost of goods sold for the year, as a percentage of net sales, decreased 0.4 percentage points to 54.8%. This decrease is primarily attributable to an increase in sales of higher priced units, which have higher gross margins than average, improved plant efficiencies and higher overhead absorption from increased sales volume.

   Selling, General, Administrative. Selling, general, and administrative expense increased $30.0 million to $354.6 million, or 32.2% of net sales, compared to $324.6 million, or 32.9% of net sales. This increase is primarily due to increased marketing expenses of $16.6 million associated with sales volume. Delivery costs increased $6.6 million due to an overall increase in sales volume and higher fuel costs. In addition, other administrative costs have increased $11.5 million due to costs associated with restoring normal staffing levels after the relocation of the corporate headquarters as well as cost increases associated with increases in business activity and integration costs associated with acquisitions. These increases were partially offset by decreases in relocation expenses of $2.0 million as the Company incurred additional costs associated with the move of Corporate Headquarters to High Point, North Carolina during the first two quarters of 1999. Royalty revenue increased $1.4 million as the Company's licensee's expanded their sales of Sealy branded products. In addition, foreign currency losses decreased from 1999 by $1.3 million mainly due to the devaluation of the Brazilian Real in the first quarter of 1999.

   Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of fair market value or original cost. The Company recorded a $6.8 million and $6.7 million charge during fiscal 2000 and 1999, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

   Interest Expense. Interest expense, net of interest income, increased $0.8 million. This is primarily due to increased rates on floating rate debt of $2.4 million, which was partially offset by lower debt levels due to current year payments. Additionally, the Company received $1.2 million in interest in the second quarter associated with a favorable conclusion of an IRS examination.

   Income Taxes. The Company's effective income tax rates for Fiscal 2000 and 1999 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local taxes. The Company's effective tax rate for Fiscal 2000 was approximately 47.5% compared to 51.1% for Fiscal 1999. The lower effective tax rate in 2000 is primarily due to increased pretax income in 2000 compared to 1999, the tax impact of foreign earnings and lower state taxes.

 Year Ended November 28, 1999 Compared With Year Ended November 29, 1998

   Net Sales. Net sales for the year ended November 28, 1999, were $985.7 million, an increase of $94.4 million, or 10.6% from the year ended November 29, 1998. This increase is attributable to a 7.0% increase in unit volume, and a 3.6% increase in average unit selling price. The increase in unit volume is due to the successful launches of the Sealy Posturepedic Golden Anniversary ("Golden Anniversary") product at high unit volume price points and the Posturepedic Crown Jewel Dual Support System ("DSS") premium product line, as well as continued strong increases in the Stearns & Foster lines. The increase in average unit selling price is primarily attributable to the introduction of the Posturepedic Crown Jewel DSS line and a strong increase in the Stearns & Foster brand.

   Cost of Goods Sold. Cost of goods sold for the year, as a percentage of net sales, decreased 1.3 percentage points to 55.2%. This decrease is primarily attributable to an increase in sales of higher priced units, which have higher gross margins than average, improved plant efficiencies and higher overhead absorption from increased sales, partially offset by increased performance based compensation.

   Selling, General, Administrative. Selling, general, and administrative expense increased $24.3 million due to increased operating expense and Year 2000 costs of $27.6 million and $1.3 million respectively, partially offset by reduced costs associated with Corporate Headquarters and Research & Development relocation to High Point, North Carolina of $4.6 million. Selling, general and administrative costs decreased, as a percent of sales, to 33.0% in 1999 from 33.7% in 1998 primarily due to the leverage of fixed costs over the increased sales. Increased operating costs were primarily due to increases in marketing spending of $19.9 million, increased performance based compensation of $2.5 million, increased depreciation of $1.5 million, increased delivery expenses of $1.5 million, increased bad debt expense of $0.5 million, along with increased general administrative costs of $1.7 million. Increased marketing spending was due to increased sales volume, along with increased spending rate primarily associated with launch of the new Posturepedic Crown Jewel DSS and Golden

Anniversary product lines. Increased depreciation was due to capital spending on upgraded business systems and new corporate and plant facilities. Increased delivery expenses were due to increased sales volume.

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

 Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. The Company made capital expenditures aggregating $24.1 million and $16.1 million during Fiscal 2000 and 1999, respectively. The increase in capital spending in Fiscal 2000 was primarily attributable to the Company's construction of a new plant in Brazil, expansion of the existing plant in Mexico and the purchase of manufacturing equipment for domestic facilities. The Company has funded Fiscal 2000 capital expenditures with cash generated by operations. The Company expects fiscal 2001 capital expenditures to be approximately $10.9 million more than fiscal year 2000. This increase is primarily due to projected spending on the expansion of domestic bedding plants and the corporate headquarters facility, the purchase of more efficient manufacturing equipment and upgrades to information technology systems.

   The Company has acquired 70% of the outstanding capital stock of Rozen S.R.L. (located in Argentina) and certain operating assets of Premier Bedding Group, LLC. These acquisitions totaled $19.9 million in cash and were funded through operating cash flow.

   On September 6, 2000 the Revolving Credit Facility and Tranche A Term Loan lenders approved Amendment Three to the Credit Agreement. The amendment makes adjustments to restrictions on acquisitions and capital expenditures in the Company's Credit Agreement which will allow the Company to take advantage of potential growth opportunities.

   Subsequent to year end, the Company commenced a plan to shutdown its Memphis facility. The Company plans to cease operations early in the second quarter of 2001 and take a restructuring charge in the first quarter of 2001. The Company believes this charge will not be material.

   Subsequent to year end, the Company entered into an agreement to secure an additional revolving credit facility with a separate banking group. This facility will provide for borrowing in Canadian currency up to C$25 million. The Company expects to close on the facility late in the first quarter of 2001.

   The Company is currently negotiating the purchase of an international bedding manufacturer. If these negotiations are successful, the Company expects to close that transaction in the second quarter of 2001.

   The Company recorded charges of $6.8 million and $6.7 million in fiscal 2000 and 1999 respectively, to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. The expense associated with the right was recorded in stock based compensation expense. Subsequent to year end, the Company satisfied the obligation through a draw of the Company's Revolving Credit Facility and the delivery of a portion of the executive's securities.

   From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. As of November 26, 2000, the Company had $30.5 million in such investments.

   Management believes that the Company will have the necessary liquidity through cash flows from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and other needs required to manage and operate its business.

   The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. At November 26, 2000, the Company had approximately $93.3 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $6.7 million. The Company's principal payments in fiscal 2001 under the Senior Credit Agreement amount to $33.8 million. The Revolving Credit Facility expires in fiscal 2002. The Company expects it will have the ability to renew the existing revolving credit facility or have the ability to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations.

   Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on its current Revolving Credit Facility or a new revolving credit agreement, if the current agreement is not renewed when it expires in December, 2002.

   Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially (subject to reduction based on attainment of certain leverage ratio levels) bears interest at a rate based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by Morgan Guaranty Trust Company of New York from time to time, as its base rate and (y) the Federal funds effective rate from time to time plus 0.50%) plus 0.25% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 1.50% in respect of the AXELs Series B, 1.25% in respect of the AXELs Series C and 1.50% in respect of the AXELs Series D, or (ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two, three or six months (or, subject to general availability, two weeks or twelve months), in each case plus 1.25% in respect of Tranche A Term Loans and Revolving Loans, 2.00% in respect of AXELs Series B, 2.25% in respect of AXELs Series C and 2.50% in respect to AXELs Series D. The Company's net weighted average borrowing cost was 9.7% and 9.3% for Fiscal 2000 and 1999 respectively.

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

   At November 26, 2000, the Company was in compliance with the financial covenants of all debt agreements.

 Foreign Operations and Export Sales

   The Company has three manufacturing facilities in Canada, and one each in Mexico, Argentina and Brazil, which comprise all of the Company's foreign-owned manufacturing operations at November 26, 2000. In 2000, the Company formed a joint venture with its Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia. The Company uses a Korean contract manufacturer to help service the Korean market, distributes products directly in many small international markets, and has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic. An international test market is currently in place in Spain.

 Impact of Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999, the Company's fiscal year 2000. The standard's effective date was delayed to June 15, 2000, the Company's fiscal year 2001. In June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement 133". The Company is required to adopt FAS 133 and FAS 138, effective November 27, 2000. These standards require that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

   Based on the Company's derivative positions at November 26, 2000, the Company has determined that the initial adoption will result in an immaterial gain that will be accounted for as a cumulative effect of an accounting change.

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 is required to be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 in fiscal 2001 and does not expect any material effect on its revenue recognition policy.

 Fiscal Year

   The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 26, 2000, November 28, 1999 and November 29, 1998 were 52-week years.

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

   The Company enters into forward, swap and option currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations, primarily on raw material purchase transactions denominated in U.S. Dollars. In December 1999, the Company incurred $0.1 million to purchase an Average Rate Option Canadian Dollar Put in the amount of Canadian $17.0 million with a strike price of Canadian $1.50. Additionally, the Company incurred $0.1 million to purchase Mexican Peso Put Options for
57.4 million Mexican Pesos with strike prices ranging between 10.21 and 11.24 Mexican Pesos per U.S. Dollar. These options settled quarterly and expired at the end of fiscal 2000.

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

   As of November 26, 2000, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin):

                                           Notional Amount  Range for
2000                                         (millions)    LIBOR Rate   Period
----                                       --------------- ----------- ---------
Interest Rate Collar......................      $200       6.50%-4.93% 1/98-1/01
Interest Rate Swap........................      $150          5.96%    9/99-9/02

Item 8.  Financial Statements and Supplementary Data

                               SEALY CORPORATION

                       Consolidated Financial Statements

                    November 26, 2000 and November 28, 1999
                 (With Independent Accountants' Report Thereon)

                       Report of Independent Accountants

To the Board of Directors and
 Stockholders of Sealy Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sealy Corporation and its subsidiaries (the "Company") at November 26, 2000 and November 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 26, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                     PricewaterhouseCoopers LLP

Greensboro, North Carolina
January 9, 2001

                               SEALY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                                      November 26, November 28,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
                       ------
Current assets:
 Cash and cash equivalents...........................   $ 18,114     $ 10,845
 Accounts receivable--Non-Affiliates (net of
  allowance for doubtful accounts, 2000-$11,585;
  1999-$10,036)......................................    115,673      105,287
 Accounts receivable--Affiliates (net of allowance
  for doubtful accounts, 2000-$180; 1999-$87)........     29,816       14,188
 Inventories.........................................     51,872       44,681
 Prepaid expenses....................................     10,000        5,968
 Deferred income taxes...............................     14,351       14,197
                                                        --------     --------
                                                         239,826      195,166
                                                        --------     --------
Property, plant and equipment--at cost:
 Land................................................     12,509       11,106
 Buildings and improvements..........................     75,964       69,269
 Machinery and equipment.............................    118,885      108,776
 Construction in progress............................     20,162        9,475
                                                        --------     --------
                                                         227,520      198,626
 Less accumulated depreciation.......................     70,437       60,525
                                                        --------     --------
                                                         157,083      138,101
                                                        --------     --------
Other assets:
 Goodwill, patents and other intangibles--net of
  accumulated amortization (2000-$101,835; 1999-
  $89,272)...........................................    375,238      378,452
 Investment in affiliates............................     30,519       30,004
 Debt issuance costs, net, and other assets..........     27,349       29,230
                                                        --------     --------
                                                         433,106      437,686
                                                        --------     --------
                                                        $830,015     $770,953
                                                        ========     ========


          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                                      November 26, November 28,
                                                          2000         1999
                                                      ------------ ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ----------------------------------------------
Current liabilities:
 Current portion-long-term obligations...............   $ 34,373     $ 14,145
 Accounts payable....................................     57,687       43,153
 Accrued expenses:
  Customer incentives and advertising................     38,257       32,301
  Compensation.......................................     24,128       23,173
  Interest...........................................     12,664       12,733
  Stock based compensation (Note 8)..................     10,699           --
  Other..............................................     30,213       26,100
                                                        --------     --------
                                                         208,021      151,605
                                                        --------     --------
Long-term obligations, net of current portion........    651,810      676,197
Other noncurrent liabilities.........................     38,169       41,185
Deferred income taxes................................     23,801       23,355
Minority interest....................................      1,504           --
Commitments and contingencies........................         --           --
Stockholders' equity (deficit):
 Preferred stock, $0.01 par value; Authorized 100,000
  shares; Issued, none...............................         --           --
 Class L common stock, $0.01 par value; Authorized,
  6,000 shares;
  Issued (2000-1,486; 1999-1,486)....................         15           15
 Class M common stock, $0.01 par value; Authorized,
  2,000 shares;
  Issued (2000-1,549; 1999-1,549)....................         16           16
 Class A common stock, $0.01 par value; Authorized
  600,000 shares;
  Issued (2000-16,535; 1999-16,535)..................        164          164
 Class B common stock, $0.01 par value; Authorized
  200,000 shares;
  Issued (2000-11,935; 1999-11,935)..................        120          120
 Additional paid-in capital..........................    134,547      134,547
 Accumulated deficit.................................   (215,872)    (246,012)
 Common stock held in treasury, at cost..............        (85)         (85)
 Accumulated other comprehensive loss, foreign
  currency translation adjustment....................    (12,195)     (10,154)
                                                        --------     --------
                                                        (93,290)     (121,389)
                                                        --------     --------
                                                        $830,015     $770,953
                                                        ========     ========


          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Year Ended
                                          --------------------------------------
                                          November 26, November 28, November 29,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Net sales--Non-affiliates...............   $  951,926    $940,666     $891,302
Net sales--Affiliates...................      149,616      45,041           --
                                           ----------    --------     --------
 Total net sales........................    1,101,542     985,707      891,302
                                           ----------    --------     --------
Cost and expenses:
 Cost of goods sold--Non-affiliates.....      524,973     520,768      503,500
 Cost of goods sold--Affiliates.........       78,881      23,401           --
                                           ----------    --------     --------
 Total cost of goods sold...............      603,854     544,169      503,500
 Selling, general and administrative
  (including provisions for bad debts of
  $3,634, $2,248 and $1,800,
  respectively).........................      354,592     324,612      300,356
 Stock based compensation...............        6,797       6,664           --
 Amortization of intangibles............       12,865      12,881       13,029
 Loss on net assets held for sale and
  other write-downs.....................           --          --       10,634
 Compensation associated with
  recapitalization......................           --          --       18,886
                                           ----------    --------     --------
 Income from operations.................      123,434      97,381       44,897
 Interest expense, net..................       65,843      64,999       67,451
 Minority interest......................          219          --           --
                                           ----------    --------     --------
  Income (loss) before income taxes and
   extraordinary item...................       57,372      32,382      (22,554)
Income taxes (benefit)..................       27,232      16,561       (3,318)
                                           ----------    --------     --------
 Income (loss) before extraordinary
  item..................................       30,140      15,821      (19,236)
Extraordinary item-loss from early
 extinguishment of debt (net of income
 tax benefit of $9,693 in 1998) (Note
 2).....................................           --          --       14,537
                                           ----------    --------     --------
  Net income (loss).....................       30,140      15,821      (33,773)
Liquidation preference for common L & M
 shares (Note 2)........................       14,808      13,461       11,716
                                           ----------    --------     --------
  Net income (loss) available to common
   shareholders.........................   $   15,332    $  2,360     $(45,489)
                                           ==========    ========     ========
Earnings (loss) per common share--Basic:
 Before extraordinary item..............   $     0.96    $   0.50     $  (0.63)
 Extraordinary item.....................           --          --        (0.48)
                                           ----------    --------     --------
  Net earnings (loss)--Basic............         0.96        0.50        (1.11)
Liquidation preference for common L & M
 shares.................................        (0.47)      (0.43)       (0.38)
                                           ----------    --------     --------
  Net earnings (loss) available to
   common shareholders--Basic...........   $     0.49    $   0.07     $  (1.49)
                                           ==========    ========     ========
Earnings (loss) per common share--
 Diluted:
 Before extraordinary item..............   $     0.88    $   0.48     $  (0.63)
 Extraordinary item.....................           --          --        (0.48)
                                           ----------    --------     --------
  Net earnings (loss)--Diluted..........         0.88        0.48        (1.11)
 Liquidation preference for common L & M
  shares................................        (0.43)      (0.41)       (0.38)
                                           ----------    --------     --------
  Net earnings (loss) available to
   common shareholders--Diluted.........   $     0.45    $   0.07     $  (1.49)
                                           ==========    ========     ========
Weighted average number of common shares
 outstanding:
 Basic..................................       31,485      31,473       30,472
 Diluted................................       34,235      32,972       30,472

          See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                    Class L        Class M       Class A          Class B
                                 -------------- ------------- ---------------  -------------- Additional
                   Comprehensive Common  Stock  Common Stock  Common   Stock   Common  Stock   Paid-in    Accumulated Treasury
                      Income     Shares  Amount Shares Amount Shares   Amount  Shares  Amount  Capital      Deficit    Stock
                   ------------- ------  ------ ------ ------ -------  ------  ------  ------ ----------  ----------- --------
Balance at
 November 30,
         1997...........                    --    $--      --   $--    29,932  $ 299       11   $ --  $ 257,320    $ (50,614)   $ --
                    Accumulated
                       Other
                   Comprehensive
                   Loss, Foreign
                     Currency
                    Translation
                    Adjustment     Total
                   ------------- ----------
Balance at
 November 30,
 1997...........     $ (1,939)   $ 205,066

Net loss........     $(33,773)      --     --      --    --        --     --       --     --         --      (33,773)     --
Stock
 compensation
 related to
 Recapitalization.                  --     --      --    --        --     --       --     --     16,413           --      --
Treasury stock
 repurchase.....                   339      4      --    --   (26,885)  (269)     (11)    --   (260,367)    (177,446)     --
Equity
 issuances......                 1,830     18     866     9    16,472    164    7,791     78    121,048           --      --
Exercised stock
 options........                    --     --      --    --     1,009     11       --     --        116           --      --
Foreign currency
 translation....       (9,898)      --     --      --    --        --     --       --     --         --           --      --
                     --------    -----    ---   -----   ---   -------  -----   ------   ----  ---------    ---------    ----
Balance at
 November 29,
 1998...........      (43,671)   2,169     22     866     9    20,528    205    7,791     78    134,530     (261,833)     --
                     ========
Net loss........           --      (33,773)
Stock
 compensation
 related to
 Recapitalization.         --       16,413
Treasury stock
 repurchase.....           --     (438,078)
Equity
 issuances......           --      121,317
Exercised stock
 options........           --          127
Foreign currency
 translation....       (9,898)      (9,898)
                   ------------- ----------
Balance at
 November 29,
 1998...........      (11,837)    (138,826)
                                 ==========

Net Income......       15,821       --     --      --    --        --     --       --     --         --       15,821      --
Exercised stock
 options........                    --     --      --    --       151      1       --     --         17           --      --
Cancellation and
 issuance of
 common stock...                  (683)    (7)    683     7    (4,144)   (42)   4,144     42         --           --      --
Common stock
 held in
 treasury, at
 cost...........                    --     --      --    --        --     --       --     --         --           --     (85)
Foreign currency
 translation....        1,683       --     --      --    --        --     --       --     --         --           --      --
                     --------    -----    ---   -----   ---   -------  -----   ------   ----  ---------    ---------    ----
Balance at
 November 28,
 1999...........       17,504    1,486     15   1,549    16    16,535    164   11,935    120    134,547     (246,012)    (85)
                     ========
Net Income......           --       15,821
Exercised stock
 options........           --           18
Cancellation and
 issuance of
 common stock...           --           --
Common stock
 held in
 treasury, at
 cost...........           --         (85)
Foreign currency
 translation....        1,683        1,683
                   ------------- ----------
Balance at
 November 28,
 1999...........      (10,154)    (121,389)
                                 ==========

Net Income......       30,140       --     --      --    --        --     --       --     --         --       30,140      --
Foreign currency
 translation....       (2,041)      --     --      --    --        --     --       --     --         --           --      --
                     --------    -----    ---   -----   ---   -------  -----   ------   ----  ---------    ---------    ----
Balance at
 November 26,
 2000...........     $ 28,099    1,486    $15   1,549   $16    16,535  $ 164   11,935   $120  $ 134,547    $(215,872)   $(85)
                     ========
Net Income......           --       30,140
Foreign currency
 translation....       (2,041)      (2,041)
                   ------------- ----------
Balance at
 November 26,
 2000...........     $(12,195)   $ (93,290)
                                 ==========


         See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended
                                         --------------------------------------
                                         November 26, November 28, November 29,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Cash flows from operating activities:
 Net income(loss).......................   $ 30,140     $ 15,821    $ (33,773)
 Adjustments to reconcile net
  income(loss) to net cash provided by
  operating activities:
 Depreciation...........................     14,201       12,772       11,290
 Amortization of intangibles............     12,865       12,881       13,029
 Non-cash compensation..................      6,797        6,664           --
 Loss on disposal of assets and other
  asset write-downs.....................        959           12       12,179
 Minority interest......................        219           --           --
 Extraordinary item-early extinguishment
  of debt...............................         --           --       24,230
 Non-cash compensation associated with
  Recapitalization......................         --           --       16,413
 Deferred income taxes..................       (866)        (487)     (19,265)
 Non-cash interest expense:
 Discount on Senior Subordinated Notes..     10,345        9,306        8,050
 Debt issuance costs....................      4,167        4,205        4,056
 Junior Subordinated Note...............      4,008        3,475        3,022
 Other, net.............................     (2,803)          77       (5,171)
Changes in operating assets and
 liabilities:
 Accounts receivable....................    (22,362)     (12,714)     (12,843)
 Inventories............................     (3,562)        (954)       2,280
 Prepaid expenses.......................     (4,032)       3,283       13,278
 Accounts payable/accrued expenses/other
  noncurrent liabilities................     20,104        1,662       16,255
                                           --------     --------    ---------
   Net cash provided by operating
    activities..........................     70,180       56,003       53,030
                                           --------     --------    ---------
Cash flows from investing activities:
 Purchase of property, plant and
  equipment.............................    (24,089)     (16,084)     (33,112)
 Investment in affiliates...............         --      (27,794)          --
 Purchase of business, net of cash
  acquired..............................    (19,947)          --           --
 Proceeds from sale of property, plant
  and equipment.........................         95          840          216
                                           --------     --------    ---------
   Net cash used in investing
    activities..........................    (43,941)     (43,038)     (32,896)
                                           --------     --------    ---------
Cash flows from financing activities:
 Treasury stock repurchase, including
  direct expenses.......................         --          (85)    (413,078)
 Proceeds from long-term debt...........         --           --      462,653
 Proceeds from issuance of long-term
  public notes..........................         --           --      200,447
 Repayment of long-term obligations.....    (14,170)     (15,286)    (211,125)
 Net borrowings from current Revolving
  Credit Facility.......................     (4,800)       2,000        2,800
 Net borrowings from prior Revolving
  Credit Facility.......................         --           --     (130,000)
 Equity issuances.......................         --           17      121,444
 Costs associated with tender offer of
  prior debt............................         --           --      (15,361)
 Debt issuance costs....................         --           --      (32,737)
                                           --------     --------    ---------
   Net cash used in financing
    activities..........................    (18,970)     (13,354)     (14,957)
                                           --------     --------    ---------
Change in cash and cash equivalents.....      7,269         (389)       5,177
Cash and cash equivalents:
 Beginning of period....................     10,845       11,234        6,057
                                           --------     --------    ---------
 End of period..........................   $ 18,114     $ 10,845    $  11,234
                                           ========     ========    =========
Supplemental disclosures:
 Taxes paid (received), net.............   $ 28,719     $ 18,042    $  (7,171)
 Interest paid, net.....................   $ 47,302     $ 48,710    $  40,929
 Other non-cash activity:
   Issuance of Junior Subordinated Notes
    as part of Recapitalization
    proceeds............................   $     --     $     --    $  25,000

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

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 50% or less owned companies are accounted for using the equity method. Investments in 50% or greater owned affiliates are accounted for by the consolidation method of accounting whereby the portion not owned by the Company is shown as "Minority interest" in the financial statements.

 Fiscal Year

   The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 26, 2000, November 28, 1999 and November 29, 1998 were 52-week years.

 Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999, the Company's fiscal year 2000. The standard's effective date was delayed to June 15, 2000, the Company's fiscal year 2001. In June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment of FASB Statement 133". The Company is required to adopt FAS 133 and FAS 138, effective November 27, 2000. These standards require that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based on the Company's derivative positions at November 26, 2000, the Company has determined that the initial adoption will result in an immaterial gain that will be accounted for as a cumulative effect of an accounting change.

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 is required to be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 in fiscal 2001 and does not expect any material effect on its revenue recognition policy.

                               SEALY CORPORATION

 Revenue Recognition

   The Company recognizes revenue, net of estimated returns, when title passes which is generally upon delivery of shipments.

 Concentrations of Credit Risk

   Cash and cash equivalents are, for the most part, maintained with several major financial institutions in North America. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

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

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

 Reclassification

   Certain reclassifications of the 1999 and 1998 financial statements and related footnotes have been made to conform with the 2000 presentation.

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

 Inventory

   The cost of inventories is determined by the "first-in, first-out" (FIFO) method, which approximates current cost. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company provides inventory reserves for excess, obsolete or slow moving inventory based on changes in

                               SEALY CORPORATION
customer demand, technology developments or other economic factors. These reserves were not material at November 26, 2000 or November 28, 1999.

 Supply Agreements

   The Company from time to time enters into long-term supply agreements with its customers. Any initial cash outlay by the Company is capitalized and amortized to expense over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in "Prepaid expenses" and "Debt issuance costs, net, and other assets" in the Company's balance sheet.

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

 Investments

   From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. These investments are included in "Investment in affiliates" in the Company's balance sheet.

 Amortization of Intangibles

   The excess of the purchase cost over the fair value of assets acquired is being amortized on a straight-line basis over 20 to 40 years. The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying value may not be recoverable. The Company believes that no impairment of goodwill existed at November 26, 2000 or November 28, 1999.

   Other intangibles include patents, trademarks and licenses which are amortized on the straight-line method over periods ranging from 5 to 20 years.

   The costs related to the issuance of debt (gross costs of $32.7 million at November 26, 2000, net of accumulated amortization of $12.4 million) are capitalized and amortized to interest expense over the lives of the related debt.

 Earnings Per Common Share

   Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 11).

 Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to

                               SEALY CORPORATION
taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Advertising Costs

   The Company expenses all advertising costs as incurred. Advertising expenses for the years ended November 26, 2000, November 28, 1999, and November 29, 1998 amounted to $141.0 million, $127.7 million and $114.5 million, respectively. Accrued customer incentives and advertising at November 26, 2000 and November 28, 1999 was $38.3 million and $32.3 million, respectively.

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

   After the Recapitalization, the issued and outstanding capital stock of the Company consists of Class A common stock, par value $0.01 per share ("Class A Common"), Class B common stock, par value $0.01 per share ("Class B Common"), Class L common stock, par value $0.01 per share ("Class L Common"), and Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The Class L Common and the Class M

                               SEALY CORPORATION

Common are senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. Class A Common and Class L Common are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. As of November 26, 2000 and November 28, 1999, the aggregate liquidation preference of Class L and Class M Common, including the preferred yield of 10% compounded annually, amounted to $162.9 million and $148.1 million, respectively. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

Note 3: Inventories

   The components of inventory as of November 26, 2000 and November 28, 1999 were as follows:

                                                                  2000    1999
                                                                 ------- -------
                                                                 (in thousands)
Raw materials................................................... $29,360 $25,066
Work in process.................................................  15,665  14,298
Finished goods..................................................   6,847   5,317
                                                                 ------- -------
                                                                 $51,872 $44,681
                                                                 ======= =======

                               SEALY CORPORATION

Note 4: Long-Term Obligations

   Long-term debt as of November 26, 2000 and November 28, 1999 consisted of the following:

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Senior AXELs Credit Agreement............................. $325,875 $327,375
   Senior Revolving Credit Agreement:
     Tranche A Term Loan.....................................   82,271   94,625
     Revolving Credit Facility...............................       --    4,800
   Senior Subordinated Notes.................................  125,000  125,000
   Senior Subordinated Discount Notes (net of discount:
    2000--$24,852 and 1999--$35,197).........................  103,148   92,803
   Junior Subordinated Notes.................................   35,505   31,497
   High Point Corporate Complex Mortgage.....................   13,874   14,242
   Other.....................................................      510       --
                                                              -------- --------
                                                               686,183  690,342
   Less current portion......................................   34,373   14,145
                                                              -------- --------
                                                              $651,810 $676,197
                                                              ======== ========

   The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). The Issuer distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Parent to provide a portion of the funds necessary to consummate the Recapitalization. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and bears interest at a floating rate. See
Note 18 for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. At November 26, 2000 the Company had approximately $93.3 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $6.7 million. The Company's net weighted average borrowing cost was 9.7% and 9.3% for Fiscal 2000 and 1999 respectively.

   Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially bears interest at a rate (subject to reduction based on attainment of certain leverage ratio levels) based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by Morgan Guaranty Trust Company of New York from time to time, as its base rate or (y) the Federal funds effective rate from time to time plus 0.50%) plus 0.25% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 1.00% in respect of the AXELs Series B, 1.25% in respect of the AXELs Series C and 1.50% in respect of the AXELs Series D, or (ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two, three or six months (or, subject to general availability, two weeks to twelve months), in each case plus 1.25% in respect of Tranche A Term Loans and Revolving Loans, 2.00% in respect of AXELs Series B, 2.25% in respect of AXELs Series C and 2.50% in respect to AXELs Series D.

                               SEALY CORPORATION

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

   The Senior Subordinated Notes, which are guaranteed by the Parent, were issued pursuant to an Indenture (the "Senior Subordinated Note Indenture") among the Issuer, the Guarantors and The Bank of New York, as trustee (the "Senior Subordinated Note Trustee"). Notes in aggregate principal amount of $125.0 million were issued in the Offering and mature on December 15, 2007. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year to Holders of record on the immediately preceding June 1 and December 1.

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

   The Junior Note had an initial principal balance outstanding of $25.0 million and matures on December 18, 2008. Interest on the Junior Note accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company elects to add accrued interest for such quarter to the then outstanding principal balance. The Company has the option, at each quarter end, to elect to pay the interest due for the quarter or add such interest to the principal balance through the term of the Note. From inception, the Company has elected to add accrued interest to the principal balance increasing the total outstanding balance to $35.5 million at November 26, 2000.

   At November 26, 2000, the annual maturities of the principal amounts of long-term obligations were (in thousands):

            2001................................. $34,373
            2002.................................  41,691
            2003.................................  34,295
            2004.................................  77,874
            2005.................................  89,161
            Thereafter........................... 408,789

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

   On March 30, 1998, the Company announced a call for redemption of all remaining outstanding Parent Notes that were not tendered on December 17, 1997. The redemption price of 106.33%, plus accrued interest, or $2.5 million, was paid on May 1, 1998, after which time interest ceased to accrue on the Parent Notes.

   Subsequent to year end, the Company entered into an agreement to secure an additional revolving credit facility with a separate banking group. This facility will provide for borrowing in Canadian currency up to C$25 million. The Company expects to close on the facility late in the first quarter of 2001.

                               SEALY CORPORATION

Note 5: Lease Commitments

   The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at November 26, 2000.

                                                               Commitments Under
Fiscal Year                                                    Operating Leases
-----------                                                    -----------------
                                                                (in thousands)
2001..........................................................       $8,168
2002..........................................................        6,673
2003..........................................................        5,101
2004..........................................................        3,694
2005..........................................................        3,138
Thereafter....................................................        5,891
                                                                    -------
                                                                    $32,665
                                                                    =======

   Rental expense charged to operations is as follows:

                                       Year Ended    Year Ended    Year Ended
                                      Nov. 26, 2000 Nov. 28, 1999 Nov. 29, 1998
                                      ------------- ------------- -------------
                                                   (in thousands)
Minimum rentals......................    $10,014       $ 9,053       $10,214
Contingent rentals (based upon
 delivery equipment mileage).........      1,924         1,376         1,430
                                         -------       -------       -------
                                         $11,938       $10,429       $11,644
                                         =======       =======       =======

   The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2008. Most of the operating leases provide for increased rent through increases in general price levels.

Note 6: Fair Value of Financial Instruments

   Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Senior AXELs Credit Agreement and the Senior Revolving Credit Agreement approximates fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the Senior Subordinated Notes and Senior Subordinated Discount Notes, based on a quoted market price, was $116.0 million and $99.7 million, respectively, at November 26, 2000.

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

                               SEALY CORPORATION

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

   Interest Rate Instruments: The Company has entered into interest rate swap and collar agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The net cash paid for the interest rate swap and collar agreements ($0.6 million) was recorded in prepaid expenses in the consolidated balance sheet and charged to interest expense over the life of the agreement.

   As of November 26, 2000, the Company had the following interest rate instruments in effect that provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin):

                                           Notional Amount Range for
2000                                         (millions)    LIBOR Rate   Period
----                                       --------------- ----------  ---------
Interest Rate Collar......................      $200       6.50%-4.93% 1/98-1/01
Interest Rate Swap........................      $150          5.96%    9/99-9/02

   Foreign Exchange Instruments: The Company enters into forward currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations primarily on raw material purchase transactions denominated in U.S. Dollars. In December 1999, the Company incurred $0.1 million to purchase an Average Rate Option Canadian Put in the amount of Canadian Dollar $17.0 million with a strike price of Canadian $1.50. Additionally, the Company incurred $0.1 million to purchase Mexican Peso Put Options for 57.4 million Mexican Pesos with strike prices ranging between
10.21 and 11.24 Mexican Pesos per U.S. Dollar. Both of these options settled quarterly and expired at the end of fiscal 2000.

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

                               SEALY CORPORATION

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

   The Company recorded charges of $6.8 million and $6.7 million in fiscal 2000 and 1999 respectively, to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. The expense associated with the right was recorded in stock based compensation expense. Subsequent to year end, the Company satisfied the obligation through a draw of the Company's Revolving Credit Facility and the delivery of a portion of the executive's securities. Accordingly, $10.7 million was included in current liabilities and $6.3 million is included in "Other noncurrent liabilities".

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

   For purposes of this pro forma disclosure the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                        2000    1999     1998
                                                       ------- ------- --------
Net income (loss) (in thousands).......... As reported $30,140 $15,821 $(33,773)
                                             Pro forma $29,552 $14,592 $(31,468)
Net earnings (loss) per share-Diluted..... As reported $  0.88 $  0.48 $  (1.11)
                                             Pro forma $  0.86 $  0.44 $  (1.03)

   The fair value for all options granted were estimated at the date of grant or revaluation using a Black-Scholes option pricing model with the following weighted-average assumptions: the expected life for all options is seven years; the expected dividend yield for all stock is zero percent and the expected volatility of all stock is zero percent.

   The risk free interest rates utilized for the grants are as follows:

                                                                     Risk Free
Option Grant Date                                                  Interest Rate
-----------------                                                  -------------
  Fiscal 1998.....................................................        5.55%
  Fiscal 1999.....................................................  4.57%-6.17%
  Fiscal 2000.....................................................  5.77%-6.09%

                               SEALY CORPORATION

   A summary of the status and changes of shares subject to options and the related average price per share is as follows:

                                                  Shares Subject Average Option
                                                    to Options   Price Per Share
                                                  -------------- ---------------
Outstanding November 29, 1998....................   3,611,156         $2.01
  Granted........................................     171,500          0.72
  Exercised......................................    (150,570)         0.13
  Canceled.......................................     (69,000)         1.83
                                                    ---------
Outstanding November 28, 1999....................   3,563,086          2.02
  Granted........................................     151,500          7.80
  Exercised......................................          --            --
  Canceled.......................................     (39,000)         0.56
                                                    ---------
Outstanding November 26, 2000....................   3,675,586         $2.27
                                                    =========

   For various price ranges, weighted average characteristics of outstanding stock options at November 26, 2000 were as follows:

                                                                 Exercisable
                                      Outstanding Options          Options
                                  ---------------------------- ----------------
                                            Remaining Weighted         Weighted
                                              Life    Average          Average
Range of Exercise prices           Shares    (Years)   Price   Shares   Price
------------------------          --------- --------- -------- ------- --------
Class A
=======
$0.00-$0.13......................   150,570    7.1     $ 0.13  150,570  $ 0.13
$0.50-$1.00...................... 2,126,000    7.4       0.52  799,000  $ 0.50
$4.18-$5.98...................... 1,134,000    7.3       4.22  444,000    4.18
$6.93-$9.60......................   119,500    9.6       8.17       --      --
Class L
-------
$0.00-$10.13.....................   145,516    7.1     $10.13  145,516  $10.13

                               SEALY CORPORATION

Note 9: Income Taxes

   The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

                                       Year ended    Year ended    Year ended
                                      Nov. 26, 2000 Nov. 28, 1999 Nov. 29, 1998
                                      ------------- ------------- -------------
                                                   (in thousands)
Current:
Federal..............................    $20,444       $11,058       $ 1,737
State and local......................      2,455         2,250           948
Foreign..............................      5,199         3,740         3,569
                                         -------       -------       -------
                                          28,098        17,048         6,254
Deferred:
Federal..............................       (450)         (471)      (16,541)
State and local......................        (64)         (473)       (2,363)
Foreign..............................       (352)          457          (361)
                                         -------       -------       -------
                                           (866)          (487)      (19,265)
                                         -------       -------       -------
Total................................     27,232        16,561       (13,011)
Allocated to loss from early
 extinguishment of debt..............         --            --        (9,693)
                                         -------       -------       -------
Income tax expense (benefit) before
 extraordinary item..................    $27,232       $16,561       $(3,318)
                                         =======       =======       =======

   Income before taxes from foreign operations amounted to $12.2 million, $9.0 million, and $6.4 million for the years ended November 26, 2000, November 28, 1999, and November 29, 1998, respectively.

   The differences between the effective tax rate and the statutory U.S. Federal tax rate are explained as follows:

                                        Year ended    Year ended    Year ended
                                       Nov. 26, 2000 Nov. 28, 1999 Nov. 29, 1998
                                       ------------- ------------- -------------
Income tax expense (benefit) computed
 at statutory U.S. Federal income tax
 rate................................      35.0%         35.0%         (35.0%)
State and local income taxes, net of
 federal tax benefit.................       3.2%          4.2%          (0.8%)
Foreign tax rate differential and
 effects of foreign earnings
 repatriation........................      (0.1%)         1.0%           0.8%
Other items, net.....................       2.9%         (0.8%)          0.3%
                                           ----          ----          -----
Effective income tax rate before
 permanent differences resulting from
 purchase accounting.................      41.0%         39.4%         (34.7%)
Permanent differences resulting from
 purchase accounting, principally
 goodwill............................       6.5%         11.7%          20.0%
                                           ----          ----          -----
Effective income tax rate............      47.5%         51.1%         (14.7%)
                                           ====          ====          =====

                               SEALY CORPORATION

   Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

                                         2000                    1999
                                ----------------------- -----------------------
                                  Current   Noncurrent    Current   Noncurrent
                                   Asset       Asset       Asset       Asset
                                (Liability) (Liability) (Liability) (Liability)
                                ----------- ----------- ----------- -----------
                                                (in thousands)
Accrued salaries and benefits..  $  4,311    $  6,804     $ 5,238    $  5,516
Allowance for doubtful
 accounts......................     4,238          --       3,636          --
Plant shutdown, idle
 facilities, and environmental
 costs.........................     1,105       1,322       1,515       1,322
Tax credit carryforward........       476          --         178          --
Accrued warranty reserve.......     2,997          --       2,598          --
Book versus tax differences
 related to property, plant,
 and equipment.................        --     (21,868)         --     (19,613)
Book versus tax differences
 related to intangible assets..        --     (10,217)         --     (10,464)
All other......................     1,224         158       1,032        (116)
                                 --------    --------     -------    --------
                                 $ 14,351    $(23,801)    $14,197    $(23,355)
                                 ========    ========     =======    ========

   A provision has not been made for U.S. or foreign taxes on undistributed earnings of subsidiaries, which operate in Canada and Puerto Rico. Upon repatriation of such earnings, withholding taxes might be imposed that are then available for use as credits against a U.S. Federal income tax liability, subject to certain limitations. The amount of taxes that would be payable on repatriation of the entire amount of undistributed earnings is immaterial at November 26, 2000 and November 28, 1999.

Note 10: Retirement Plans

   Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $8.4 million, $7.4 million, and $6.6 million for the years ended November 26, 2000, November 28, 1999, and November 29, 1998, respectively.

Note 11: Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                       2000    1999     1998
                                                      ------- ------- --------
                                                           (in thousands)
Numerator:
----------
Income(loss) before extraordinary item............... $30,140 $15,821 $(19,236)
Extraordinary item, net..............................      --      --   14,537
                                                      ------- ------- --------
Net income(loss).....................................  30,140  15,821  (33,773)
Liquidation preference for common L & M shares.......  14,808  13,461   11,716
                                                      ------- ------- --------
Net income(loss) available to common shareholders.... $15,332 $ 2,360 $(45,489)
                                                      ------- ------- --------
Denominator:
------------
Denominator for basic earnings per share--weighted
 average shares......................................  31,485  31,473   30,472
Effect of dilutive securities:
------------------------------
Stock options........................................   2,750   1,499       --
                                                      ------- ------- --------
Denominator for diluted earnings per share--adjusted
 weighted-average shares and assumed conversions.....  34,235  32,972   30,472
                                                      ======= ======= ========

                               SEALY CORPORATION

   Due to the loss from continuing operations in 1998, the potentially dilutive securities would have been antidilutive. Accordingly, they are excluded from the calculation in dilutive earnings per share.

Note 12: Summary of Interim Financial Information (Unaudited)

   Quarterly financial data for the years ended November 26, 2000 and November 28, 1999, is presented below:

                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------- -------- -------- --------
                                             (Amounts in thousands, except for
                                                        share data)
2000:
  Net sales................................ $256,639 $264,055 $292,741 $288,107
  Gross profit.............................  115,212  118,864  132,897  130,715
  Net income...............................    5,557    7,568   12,439    4,576
  Earnings per share--Basic................     0.18     0.24     0.40     0.14
  Earnings per share--Diluted..............     0.16     0.22     0.36     0.14
1999:
  Net sales................................ $222,326 $232,168 $273,333 $257,880
  Gross profit.............................   99,751  103,218  123,639  114,930
  Net income...............................      413    3,153   11,625      630
  Earnings per share--Basic................     0.01     0.10     0.37     0.02
  Earnings per share--Diluted..............     0.01     0.10     0.35     0.02

   During the fourth quarter of Fiscal 1999, the Company recorded an after tax charge of $4.0 million ($0.12 per share) to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. That revaluation was recorded as stock based compensation expense.

Note 13: Business Acquisitions

   On August 10, 2000, the Company acquired 70% of the outstanding capital stock of Rozen S.R.L. for $9.5 million, including costs associated with the acquisition. Rozen, located in Buenos Aires, Argentina, manufactures and sells bedding to retailers located in Argentina. Rozen also owns and operates several retail sleep shops in the Buenos Aires area. As part of the purchase price, $1.0 million is being held in escrow pursuant to the Purchase Agreement. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the preliminary purchase price allocation, the Company recorded $4.7 million in goodwill to be amortized over a 20 year period.

            Cash paid............................... $9.5
            Fair value of liabilities assumed.......  9.4
                                                     ----
            Purchase price.......................... 18.9
            Fair value of assets acquired........... 14.2
                                                     ----
            Goodwill................................ $4.7
                                                     ====

   On September 1, 2000, the Company acquired certain operating assets of Premier Bedding Group, LLC for $10.9 million. The business acquired manufactures and sells bedding to retailers primarily in the United States under the Bassett and Carrington Chase brand names. As part of the acquisition, the Company acquired the

                               SEALY CORPORATION
exclusive right to manufacture, market and sell bedding under the previously mentioned brand names through October, 2015. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been preliminary allocated to the assets acquired based on the estimated fair value. As a result of the preliminary purchase price allocation, the Company has recorded $6.1 million of other intangibles associated with a license agreement acquired. This intangible is being amortized over a 15 year period.

   Due to the immateriality of the acquisitions to the Company's balance sheet and statement of operations, no pro forma disclosures are considered necessary.

Note 14: Contingencies

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

   While the Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville remediation, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision, these matters could have a material adverse effect.

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

Note 15: Segment Information

   The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding. During 2000, 1999 and 1998 no one customer represented 10% or more of total net sales. Sales outside the United States were $114,547, $92,059 and $87,322 for 2000, 1999 and 1998, respectively. Additionally, long-lived assets (principally property, plant and equipment, goodwill, patents and other investments) outside the United States were $51,363 and $38,203 as of November 26, 2000 and November 28, 1999.

                               SEALY CORPORATION

Note 16: Loss on Net Assets Held for Sale, Other Write-Downs and
Restructurings

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

   During 1998, the Company recorded a loss of $2.2 million for the write-down of previously capitalized software development costs. Such costs were originally capitalized as a result of the Company's on-going project to upgrade its management information systems to improve manufacturing operations and profitability analysis. As a result of a change in the direction of the project, it was determined that certain software modules would not be implemented.

   Subsequent to year end, the Company commenced a plan to shutdown its Memphis facility. The Company plans to cease operations early in the second quarter of 2001 and take a restructuring charge in the first quarter of 2001. The Company believes this charge will not be material.

Note 17: Related Party Transactions

   During 1999, the Company contributed $29.7 million in cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investment in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, Inc. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. In addition, the Company has guaranteed the obligations of MHI under investment documents governing MHI's investments and has indemnified MHI with respect to such investments. For financial reporting purposes, the financial statements of MHI have been consolidated into those of the Company.

   During fiscal 2000 and 1999, the Company had sales of $140.8 and $117.6 million, respectively, of finished mattress products pursuant to multi-year supply contracts to affiliated and related parties of Bain Capital, Inc. The Company believes that the terms on which mattresses are supplied to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's length basis from a person that is not an affiliate or related party.

   The Company paid Bain Capital, Inc. $2.0 million in management fees in 2000, 1999 and 1998 pursuant to a five year management services agreement.

Note 18: Guarantor/Non-Guarantor Financial Information

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

   The following supplemental consolidating condensed financial statements present:

  1. Consolidating condensed balance sheets as of November 26, 2000 and November 28, 1999, consolidating condensed statements of operations and cash flows for each of the years in the three-year period ended November 26, 2000.

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

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               November 26, 2000
                                 (in thousands)

                                                             Consolidated
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
ASSETS
Current assets:
Cash and cash
 equivalents............   $     --   $    354    $  6,672     $11,088     $      --     $ 18,114
Accounts receivable--
 Non-Affiliates, net....         34      5,603      87,155      22,881            --      115,673
Accounts receivable--
 Affiliates, net........         --         --      29,816          --            --       29,816
Inventories.............         --      1,744      42,643       7,485            --       51,872
Prepaid expenses and
 other assets...........      1,477        411      17,069       5,394            --       24,351
                           --------   --------    --------     -------     ---------     --------
                              1,511      8,112     183,355      46,848            --      239,826
Property, plant and
 equipment, at cost.....         --      9,547     198,203      19,770            --      227,520
Less accumulated
 depreciation...........         --      1,938      64,762       3,737            --       70,437
                           --------   --------    --------     -------     ---------     --------
                                 --      7,609     133,441      16,033            --      157,083
Other assets:
Goodwill and other
 intangibles, net.......         --     13,256     333,167      28,815            --      375,238
Net investment in and
 advances to (from)
 subsidiaries and
 affiliates.............    (44,613)   529,908    (316,056)    (39,788)     (129,451)          --
Investment in
 affiliates.............         --         --          --      30,519            --       30,519
Debt issuance costs, net
 and other
 assets.................        813     20,193       6,163         180            --       27,349
                           --------   --------    --------     -------     ---------     --------
                            (43,800)   563,357      23,274      19,726      (129,451)     433,106
                           --------   --------    --------     -------     ---------     --------
Total assets............   $(42,289)  $579,078    $340,070     $82,607     $(129,451)    $830,015
                           ========   ========    ========     =======     =========     ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
Current portion--long-
 term obligations.......   $     --   $ 33,813    $    359     $   201     $      --     $ 34,373
Accounts payable........         --        634      45,567      11,486            --       57,687
Accrued incentives and
 advertising............         --      1,451      33,482       3,324            --       38,257
Accrued compensation....         --        571      21,493       2,064            --       24,128
Accrued interest........         --        633      12,117         (86)           --       12,664
Stock based
 compensation...........     10,699         --          --          --            --       10,699
Other accrued expenses..         82        915      25,028       4,188            --       30,213
                           --------   --------    --------     -------     ---------     --------
                             10,781     38,017     138,046      21,177            --      208,021
Long-term obligations...     35,505    602,481      13,673         151            --      651,810
Other noncurrent
 liabilities............      8,002         --      28,798       1,369            --       38,169
Deferred income taxes...     (3,287)       732      21,333       5,023            --       23,801
Minority interest.......         --         --          --       1,504            --        1,504
Stockholders' equity....    (93,290)   (62,152)    138,220      53,383      (129,451)     (93,290)
                           --------   --------    --------     -------     ---------     --------
Total liabilities and
 stockholders'
 equity.................   $(42,289)  $579,078    $340,070     $82,607     $(129,451)    $830,015
                           ========   ========    ========     =======     =========     ========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               November 28, 1999
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
ASSETS
Current assets:
Cash and cash
 equivalents............   $      --  $     13    $  6,220     $ 4,612      $     --     $ 10,845
Accounts receivable--Non
 Affiliates, net........          27     3,941      84,452      16,867            --      105,287
Accounts receivable--
 Affiliates,
 net....................          --        --      14,188          --            --       14,188
Inventories.............          --     1,297      38,673       4,711            --       44,681
Prepaid expenses and
 other assets...........       3,412       314      12,799       3,640            --       20,165
                           ---------  --------    --------     -------      --------     --------
                               3,439     5,565     156,332      29,830            --      195,166
Property, plant and
 equipment, at cost.....          --     4,584     181,881      12,161            --      198,626
Less accumulated
 depreciation...........          --     1,571      55,709       3,245            --       60,525
                           ---------  --------    --------     -------      --------     --------
                                  --     3,013     126,172       8,916            --      138,101
Other assets:
Goodwill and other
 intangibles, net.......          --    13,653     338,711      26,088            --      378,452
Net investment in and
 advances to (from)
 subsidiaries and
 affiliates.............     (84,313)  507,742    (338,993)    (56,359)      (28,077)          --
Investment in
 affiliates.............          --        --          --      30,004            --       30,004
Debt issuance costs, net
 and other assets.......         813    24,422       3,904          91            --       29,230
                           ---------  --------    --------     -------      --------     --------
                             (83,500)  545,817       3,622       (176)      (28,077)      437,686
                           ---------  --------    --------     -------      --------     --------
Total assets............   $ (80,061) $554,395    $286,126     $38,570      $(28,077)    $770,953
                           =========  ========    ========     =======      ========     ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Current liabilities:
Current portion--long-
 term obligations.......   $      --  $ 13,854    $    291     $    --      $     --     $ 14,145
Accounts payable........          --       318      36,493       6,342            --       43,153
Accrued incentives and
 advertising............          --     1,200      28,507       2,594            --       32,301
Accrued compensation....          --       417      21,646       1,110            --       23,173
Accrued interest........          --       564      12,074          95            --       12,733
Other accrued expenses..         534       420      24,235         911            --       26,100
                           ---------  --------    --------     -------      --------     --------
                                 534    16,773     123,246      11,052            --      151,605
Long-term obligations...      31,497   630,749      13,951          --            --      676,197
Other noncurrent
 liabilities............      11,491        --      27,629       2,065            --       41,185
Deferred income taxes...      (2,194)      736      21,644       3,169            --       23,355
Stockholders' equity....    (121,389)  (93,863)     99,656      22,284       (28,077)    (121,389)
                           ---------  --------    --------     -------      --------     --------
Total liabilities and
 stockholders' equity...   $ (80,061) $554,395    $286,126     $38,570      $(28,077)    $770,953
                           =========  ========    ========     =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 26, 2000
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-
 Affiliates.............   $    --   $48,330     $816,037     $102,073     $(14,514)   $ 951,926
Net sales--Affiliates...        --        --      149,616           --           --      149,616
                           -------   -------     --------     --------     --------    ---------
    Total net sales.....        --    48,330      965,653      102,073      (14,514)   1,101,542
Costs and expenses:
  Cost of goods sold--
   Non-Affiliates.......        --    30,674      446,768       62,045      (14,514)     524,973
  Cost of goods sold--
   Affiliates...........        --        --       78,881           --           --       78,881
                           -------   -------     --------     --------     --------    ---------
    Total cost of goods
     sold...............        --    30,674      525,649       62,045      (14,514)     603,854
  Selling, general and
   administrative.......       180    14,570      311,617       28,225           --      354,592
  Stock based
   compensation.........     6,797        --           --           --           --        6,797
  Amortization of
   intangibles..........        --       397       11,624          844           --       12,865
  Interest expense, net.     3,841    62,897         (646)        (249)          --       65,843
  Minority interest.....        --        --          219           --           --          219
  Loss (income) from
   equity investees.....   (33,751)  (34,641)          --           --       68,392           --
  Loss (income) from
   non-guarantor equity
   investees............        --       636       (6,761)          --        6,125           --
  Capital charge and
   intercompany interest
   allocation...........    (3,939)  (59,727)      64,124         (458)          --           --
                           -------   -------     --------     --------     --------    ---------
Income (loss) before
 income taxes...........    26,872    33,524       59,827       11,666      (74,517)      57,372
Income taxes............    (3,268)     (227)      25,186        5,541           --       27,232
                           -------   -------     --------     --------     --------    ---------
Net income (loss).......   $30,140   $33,751     $ 34,641     $  6,125     $(74,517)   $  30,140
                           =======   =======     ========     ========     ========    =========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 28, 1999
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-
 Affiliates.............  $     --   $ 39,454    $837,474     $78,387      $(14,649)    $940,666
Net sales--Affiliates...        --         --      45,041          --            --       45,041
                          --------   --------    --------     -------      --------     --------
  Total net sales.......        --     39,454     882,515      78,387       (14,649)     985,707
Costs and expenses:
 Cost of goods sold--
  Non-Affiliates........        --     24,400     461,694      49,323       (14,649)     520,768
 Cost of goods sold--
  Affiliates............        --         --      23,401          --            --       23,401
                          --------   --------    --------     -------      --------     --------
  Total cost of goods
   sold.................        --     24,400     485,095      49,323       (14,649)     544,169
 Selling, general and
  administrative........       184     11,000     294,728      18,700            --      324,612
 Stock based
  compensation..........     6,664         --          --          --            --        6,664
 Amortization of
  intangibles...........        --        398      11,578         905            --       12,881
 Interest expense, net..     3,648     60,730       1,166        (545)           --       64,999
 Loss (income) from
  equity investees......   (13,551)   (12,721)         --          --        26,272           --
 Loss (income) from
  non-guarantor equity
  investees.............        --     (1,592)     (2,735)         --         4,327           --
 Capital charge and
  intercompany interest
  allocation............   (13,169)   (56,332)     67,492       2,009            --           --
                          --------   --------    --------     -------      --------     --------
Income (loss) before
 income taxes...........    16,224     13,571      25,191       7,995       (30,599)      32,382
Income taxes............       403         20      12,470       3,668            --       16,561
                          --------   --------    --------     -------      --------     --------
Net income (loss).......  $ 15,821   $ 13,551    $ 12,721     $ 4,327      $(30,599)    $ 15,821
                          ========   ========    ========     =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                          YEAR ENDED NOVEMBER 29, 1998
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net sales...............  $     --   $ 42,472    $792,878     $73,265      $(17,313)    $891,302
Costs and expenses:
 Cost of goods sold.....        --     26,973     448,186      45,538       (17,197)     503,500
 Selling, general and
  administrative........       717     13,434     265,859      20,346            --      300,356
 Loss on net assets held
  for sale and other
  write-downs...........        --        229      10,158         247            --       10,634
 Compensation associated
  with recapitalization.    17,114        332          --       1,440            --       18,886
 Amortization of
  intangibles...........        --        411      11,684         934            --       13,029
 Interest expense, net..     4,967     62,504         245        (265)           --       67,451
 Loss (income) from
  equity investees......     3,136      1,894          --          --        (5,030)          --
 Loss (income) from non-
  guarantor equity
  investees.............        --        (27)     (2,417)         --         2,444           --
 Capital charge and
  intercompany interest
  allocation............   (10,279)   (59,656)     69,935          --            --           --
                          --------   --------    --------     -------      --------     --------
Income (loss) before
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............   (15,655)    (3,622)    (10,772)      5,025         2,470      (22,554)
Income taxes............     3,581       (486)     (8,878)      2,581          (116)      (3,318)
                          --------   --------    --------     -------      --------     --------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (19,236)    (3,136)     (1,894)      2,444         2,586      (19,236)
Extraordinary item......    14,537         --          --          --            --       14,537
                          --------   --------    --------     -------      --------     --------
Net income (loss).......  $(33,773)  $ (3,136)   $ (1,894)    $ 2,444      $  2,586     $(33,773)
                          ========   ========    ========     =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 26, 2000
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by
 operating activities...    $ --     $    485    $ 59,223     $10,472        $ --       $ 70,180
                            ----     --------    --------     -------        ----       --------
Cash flows from
 investing activities:
  Purchase of property,
   plant and equipment..      --          (80)    (21,709)     (2,300)         --        (24,089)
  Proceeds from sale of
   property, plant and
   equipment............      --           --          95          --          --             95
  Acquisition of
   business, net of cash
   acquired.............      --      (10,834)         --      (9,113)         --        (19,947)
  Net activity in
   investment in and
   advances to (from)
   subsidiaries and
   affiliates...........      --       29,424     (36,841)      7,417          --             --
                            ----     --------    --------     -------        ----       --------
  Net proceeds provided
   by (used in)
   investing activities.      --       18,510     (58,455)     (3,996)         --        (43,941)
Cash flows from
 financing activities:
  Repayment of long-term
   obligations, net.....      --      (18,654)       (316)         --          --        (18,970)
                            ----     --------    --------     -------        ----       --------
Net cash used in
 financing activities...      --      (18,654)       (316)         --          --        (18,970)
                            ----     --------    --------     -------        ----       --------
Change in cash and cash
 equivalents............      --          341         452       6,476          --          7,269
Cash and cash
 equivalents:
  Beginning of period...      --           13       6,220       4,612          --         10,845
                            ----     --------    --------     -------        ----       --------
  End of period.........    $ --     $    354    $  6,672     $11,088        $ --       $ 18,114
                            ====     ========    ========     =======        ====       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 28, 1999
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by
 operating activities...    $ --     $    543    $ 54,810     $    650       $ --       $ 56,003
                            ----     --------    --------     --------       ----       --------
Cash flows from
 investing activities:
 Purchase of property,
  plant and equipment...      --         (250)    (15,795)         (39)        --        (16,084)
 Proceeds from sale of
  property, plant and
  equipment.............      --           --         840           --         --            840
 Investment in
  affiliates............      --           --          --      (27,794)        --        (27,794)
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates............      68       14,573     (44,386)      29,745         --             --
                            ----     --------    --------     --------       ----       --------
 Net proceeds provided
  by (used in) investing
  activities............      68       14,323     (59,341)       1,912         --        (43,038)
Cash flows from
 financing activities:
 Treasury stock
  repurchase............     (85)          --          --           --         --            (85)
 Proceeds (repayment) of
  long-term obligations,
  net...................      --      (14,875)      1,589           --         --        (13,286)
 Equity issuances.......      17           --          --           --         --             17
                            ----     --------    --------     --------       ----       --------
Net cash provided by
 (used in) financing
 activities.............     (68)     (14,875)      1,589           --         --        (13,354)
                            ----     --------    --------     --------       ----       --------
Change in cash and cash
 equivalents............      --           (9)     (2,942)       2,562         --           (389)
Cash and cash
 equivalents:
 Beginning of period....      --           22       9,162        2,050         --         11,234
                            ----     --------    --------     --------       ----       --------
 End of period..........    $ --     $     13    $  6,220     $  4,612       $ --       $ 10,845
                            ====     ========    ========     ========       ====       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                          YEAR ENDED NOVEMBER 29, 1998
                                 (in thousands)

                                                                Combined
                                        Sealy      Combined       Non-
                            Sealy     Mattress    Guarantor    Guarantor
                         Corporation   Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         -----------  ---------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities............  $     (478)  $  (1,923)   $ 56,210     $  (176)      $(603)     $  53,030
                         ----------   ---------    --------     -------       -----      ---------
 Cash flows from
  investing activities:
  Purchase of property,
  plant and equipment..          --        (203)    (32,909)         --          --        (33,112)
 Proceeds from sale of
  property, plant and
  equipment............          --          --         216          --          --            216
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates...........     637,473    (607,445)    (28,882)     (1,749)        603             --
                         ----------   ---------    --------     -------       -----      ---------
  Net proceeds provided
   by (used in)
   investing
   activities..........     637,473    (607,648)    (61,575)     (1,749)        603        (32,896)
Cash flows from
 financing activities:
 Treasury stock........    (413,078)         --          --          --          --       (413,078)
 Repayment of long-term
  obligations, net.....   (330,000)     642,122      12,653          --          --        324,775
 Equity issuances......     121,444          --          --          --          --        121,444
 Costs associated with
  tender offer of prior
  debt.................    (15,361)          --          --          --          --       (15,361)
 Debt issuance costs...          --     (32,549)       (188)         --          --        (32,737)
                         ----------   ---------    --------     -------       -----      ---------
Net cash provided by
 (used in) financing
 activities............    (636,995)    609,573      12,465          --          --        (14,957)
                         ----------   ---------    --------     -------       -----      ---------
Change in cash and cash
 equivalents...........          --           2       7,100      (1,925)         --          5,177
Cash and cash
 equivalents:
 Beginning of period...          --          20       2,062       3,975          --          6,057
                         ----------   ---------    --------     -------       -----      ---------
 End of period.........  $       --   $      22    $  9,162     $ 2,050       $  --      $  11,234
                         ==========   =========    ========     =======       =====      =========

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant Directors

   The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company's directors:

   Josh Bekenstein. Mr. Bekenstein, age 42, is a Managing Director of Bain Capital, Inc. ("Bain"). Mr. Bekenstein helped start Bain in 1984 and has been involved in numerous venture capital and leveraged acquisitions since 1984. Mr. Bekenstein presently serves on the Board of Directors of a number of public and private companies, including Waters Corporation and Bright Horizons Childrens Centers, Inc. Prior to Bain, Mr. Bekenstein was a consultant at Bain & Company, where he worked on strategy consulting projects for a number of Fortune 500 clients. He has been a director of the Company since December 1997.

   Paul Edgerley. Mr. Edgerley, age 44, has been Managing Director of Bain since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Capital Partners. He serves on the Board of Directors of Anthony Crane Rental, LP, GS Industries, Inc. and AMF Group, Inc. He has been a director of the Company since December 1997.

   Joe L. Gonzalez. Mr. Gonzalez, age 44, has been a Limited Partner of J.P. Morgan Partners since 1998. Previously, he was with KPMG from 1978 to 1998. He serves on the Board of Directors of M2 Automotive, Inc., Airbase Services, Inc., Quivox Systems and Mattress Discounters Corporation. He has been a director of the Company since December 2000.

   Andrew S. Janower. Mr. Janower, age 32, since 1998 has been a Vice President of Charlesbank Capital Partners LLC, since its formation in July, 1998. Previously, he had been employed as an Associate by Harvard Private Capital Group, Inc. Prior to joining Harvard Private Capital Group, Inc., Mr. Janower was a Consultant at Bain & Company and a research associate at Harvard Business School. He has been a director of the Company since December 1998.

   James W. Johnston. Mr. Johnston, age 54, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. Mr. Johnston was Vice Chairman RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman of R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman of R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. He has been a director of the Company since March 1993.

   Ronald L. Jones. Mr. Jones, age 58, has been Chairman since March 1998 and Chief Executive Officer since March 1996. From October, 1988 until joining the Company, Mr. Jones served as President of Masco Home Furnishings. From 1983 to 1988, Mr. Jones was with HON Industries, most recently serving as president. He has been a director of the Company since March 1996.

   Michael Krupka. Mr. Krupka, age 35, joined Bain in 1991 and became a Managing Director in 1997. Prior to joining Bain, Mr. Krupka spent several years as a consultant at Bain & Company where he focused on technology and technology-related companies. In addition, he has served in several senior operating roles at Bain portfolio companies. He serves on the Board of Directors of Integrated Circuit Systems, Advanced

Telecom, Inc. and Mattress Discounters Corporation. He has been a director of the Company since December 1997.

Executive Officers

   The following sets forth the name, age, title and certain other information with respect to the executive and certain other appointed officers of the
Company:

   David J. McIlquham. Mr. McIlquham, age 46, became President and Chief Operating Officer in January, 2001. He had been Corporate Vice President Sales and Marketing since April 1998 and was Corporate Vice President Marketing since joining the Company in 1990 until 1998.

   Bruce G. Barman. Dr. Barman, age 55, has been Corporate Vice President Research and Development since joining the Company in March 1995. From 1991 until he joined the Company, Dr. Barman was Vice President--Research and Development of Griffith Laboratories N.A., a custom food products producer.

   Jeffrey C. Claypool. Mr. Claypool, age 53, has been Corporate Vice President Human Resources since joining the Company in September 1991.

   Douglas E. Fellmy. Mr. Fellmy, age 51, has been Corporate Vice President and General Manager Domestic Bedding since April 1998. Mr. Fellmy joined the Company in 1971 and served in numerous capacities with the Company's Components Division and from 1990 to 1998 was Vice President Operations.

   James F. Goughenour. Mr. Goughenour, age 63, has been Corporate Vice President Technology, Quality and Manufacturing Engineering since joining the Company in July 1997. From 1979 until he joined the Company, Mr. Goughenour had been with the HON Company, serving as Vice President.

   Lawrence J. Rogers. Mr. Rogers, age 52, has been Corporate Vice President and General Manager International since February 1994. Since joining the Company in 1979, Mr. Rogers has served in numerous other capacities within the Company's operations, including President of Sealy of Canada.

   Kenneth L. Walker. Mr. Walker, age 52, has been Corporate Vice President, General Counsel and Secretary since joining the Company in May 1997. Previously, Mr. Walker served as Vice President, General Counsel and Secretary of Varity Corporation, a manufacturer of automotive components, diesel engines and farm machinery.

   E. Lee Wyatt. Mr. Wyatt, age 48, has been Corporate Vice President Administration and Chief Financial Officer since September 1999. From joining the Company in October 1998 until September 1999, he was Corporate Vice President Administration. From 1983 until he joined the Company, Mr. Wyatt was with Brown Group Inc., a wholesaler and retailer of footwear, in numerous positions, most recently as Senior Vice President Finance and Administration of its Brown Shoe Company subsidiary.

Compliance With Section 16(a) Of The Exchange Act

   The Company is not aware of any person that is subject to Section 16 of the Securities Exchange Act of 1934 (The "Exchange Act") with respect to the Company, that has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during Fiscal 2000.

Item 11. Executive Compensation

   The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 26, 2000, November 28, 1999, and November 29, 1998, of those persons who served as (i) the chief executive officer during fiscal 2000, 1999, and 1998, and (ii) the other four most highly compensated executive officers of the Company for fiscal 2000 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                    Annual Compensation                 Long-Term Compensation
                              --------------------------------  -----------------------------------------
                                                                Restricted  Securities
Name and Principal                                Other Annual    Stock     Underlying       All Other
Position                 Year  Salary    Bonus    Compensation   Award($)  Options/SARS   Compensation(a)
------------------       ---- -------- ---------- ------------  ---------- ------------   ---------------
Ronald L. Jones......... 2000 $641,170 $1,000,399   $24,414(b)      --             --        $  22,856
 Chairman, Chief         1999  611,666    978,373    72,562(b)      --             --           22,376
 Executive Officer       1998  571,252    632,458   965,602(b)      --         99,070(c)     1,136,150
 and President                                                              1,971,630(c)


Gary T. Fazio(d)........ 2000  252,594    161,796     2,553(b)      --             --           19,687
 Corp. VP General Mgr.   1999  241,913    169,317    21,313(b)      --             --           18,901
 Domestic Bedding        1998  227,542    110,234   435,318(b)      --          8,365(c)       111,899
                                                                              180,000(c)


Douglas E. Fellmy....... 2000  240,803    154,253        --         --             --           18,767
 Corp. VP General Mgr.   1999  232,467    162,707    65,926(b)      --             --           18,106
 Domestic Bedding        1998  219,067    106,129   336,785(b)      --          8,365(c)       111,267
                                                                              180,000(c)


David J. McIlquham...... 2000  249,229    179,587     2,701(b)      --             --           19,424
 Corp. VP Sales and      1999  237,188    166,010    48,509(b)      --             --           18,473
 Marketing               1998  223,167    108,114   684,175(b)      --        180,000(c)        17,468


Lawrence J. Rogers...... 2000  229,792    168,593        --         --             --           17,910
 Corp. VP General Mgr.   1999  221,250    144,518     1,357(b)      --             --           17,235
 International           1998  189,266    101,403   375,855(b)      --          8,365(c)       110,253
                                                                              180,000(c)

--------
(a) Represents amounts paid on behalf of each of the Named Executive Officers for the following four respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, (iii) Company contributions to the Company's defined contribution plans and (iv) in fiscal 1998 deferred compensation agreements with respective officers. Amounts for each of the Named Executive Officers for each of the four respective preceding categories is as follows: Mr. Jones: (2000-$2,664, $1,292, $18,900, $0; 1999-$2,534, $1,292, $18,550, $0;1998-$2,364, $1,049,
    $18,200, $1,114,537); Mr. Fazio: (2000-$1,045, $960, $17,682, $0; 1999-
    $995, $912, $16,994, $0;1998-$883, $983, $15,928, $94,105); Mr. McIlquham:
    (2000-$1,031, $947, $17,446, $0; 1999-$976, $895, $16,602, $0;1998-$866,
    $980, $15,622, $0); Mr. Fellmy: (2000-$996, $915, $16,856, $0; 1999-$957,
    $877, $16,272, $0;1998-$850, $976, $15,336, $94,105); Mr. Rogers (2000-
    $952, $873, $16,085, $0; 1999-$916, $841, $15,478, $0;1998-$368, $385,
    $15,395, $94,105)
(b) Represents amounts paid on behalf of each of the Named Executive Officers for the following seven respective categories of other annual compensation: (i) transaction bonus associated with the Recapitalization,
    (ii) vesting of restricted stock associated with the Recapitalization,
    (iii) compensation associated with vested stock options paid out in connection with the Recapitalization, (iv) compensation recorded associated with the exercise of stock options, (v) relocation expenses incurred, (vi) car and financial planning allowances paid on behalf of the Named executives and (vii) special bonuses. Amounts for each of the Named Executive Officers for each of the seven respective preceding categories is as follows: Mr. Jones: (2000- $0,$0,$0,$0,$0,$24,414,$0;1999-$0, $0, $0, $0, $48,148, $24,414, $0; 1998-
   $385,000, $162,326, $0, $334,361, $6,801, $67,139, $9,975); Mr. Fazio (2000-
   $0,$0,$0,$0,2,553,$0,$0;1999-$0, $0, $0, $0, $21,313, $0, $0;1998-$306,750,
   $0, $0, $28,232, $100,336, $0, $0); Mr. Fellmy (1999-$0, $0, $0, $28,232,
   $37,694, $0, $0;1998-$297,000, $0, $0, $0, $39,785, $0, $0); Mr. McIlquham
   (2000-$0,$0,$0,$0,$2,701,$0,$0;1999-$0, $0, $0, $0, $28,509, $0, $0;1998-
   $300,000, $150,486, $225,983, $0, $7,706, $0, $0); Mr. Rogers (1999-$0, $0,
   $0, $0, $1,357, $0, $0;1998-$254,115, $0, $0, $28,232, $81,508, $0, $12,000).
(c) On December 18, 1997, the Company issued to certain of the named Executive Officers, among others, ten-year fully vested non-qualified stock options to acquire (i) shares of the Company's Class A Common Stock at the then current fair market value of $0.50, with an exercise price of $0.125 per share; and (ii) shares of the Company's Class L Common stock at the then current fair market value of $40.50, with an exercise price of $10.125 per share. In the December 1997, the indicated Named Executive Officers received options for the following A and L shares: Mr. Jones 891,630 A Shares and 99,070 L Shares; Mr. Fazio 75,285 A Shares and 8,365 L Shares; Mr. Fellmy 75,285 A Shares and 8,365 L Shares; and Mr. Rogers 75,285 A Shares and 8,365 L Shares. On March 17, 1998, pursuant to the 1998 Stock Option Plan, the Company issued to the Named Executive Officers, among others, ten-year non-qualified stock options to acquire shares of the Company's Class A Common Stock at the then current fair market value exercise price of $0.50 per share and also additional options to acquire shares of Company's Class A Common Stock at an exercise price of $4.18 per share. In March, 1998, the Named Executive Officers received the following stock options: Mr. Jones 600,000 options at $0.50 and 480,000 options at $4.18; Mr. Fazio 100,000 options at $0.50 and 80,000 options at $4.18; Mr.
    McIlquham 100,000 options at $0.50 and 80,000 options at $4.18; Mr. Fellmy 100,000 options at $0.50 and 80,000 options at $4.18; and Mr. Rogers
    100,000 options at $0.50 and 80,000 options at $4.18.
(d) Mr. Fazio left the employment of the Company on January 23, 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

   During fiscal 2000, no stock options or stock appreciation rights were granted to the Chief Executive Officer or the four most highly compensated executives.

              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                                   Number Of Securities
                            Shares                Underlying Unexercised       Value Of Unexercised In-the-
                         Acquired On   Value    Options/sars At FY-End (#)   money Options/sars At FY-End ($)
          Name           Exercise (#) Realized Exercisable/unexercisable (a) Exercisable/unexercisable (b) (c)
          ----           ------------ -------- ----------------------------- ---------------------------------
Ronald L. Jones.........      --         --           627,070/552,000              $10,538,780/5,641,440
   Chairman, Chief
   Executive
   Officer and President

Gary T. Fazio(d)........      --         --            80,365/108,000              $ 1,176,882/1,065,360
   VP General Mgr.
   Domestic
   Bedding

Douglas E. Fellmy.......      --         --            80,365/108,000              $ 1,176,882/1,065,360
   VP General Mgr.
   Domestic
   Bedding

David J. McIlquham......      --         --            72,000/108,000              $   710,240/1,065,360
   VP of Sales and
   Marketing

Lawrence J. Rogers......      --         --            80,365/108,000              $ 1,176,882/1,065,360
   VP General Mgr. Of
   International Ops.

--------
(a) Includes options exercisable within 60 days after November 26, 2000.
(b) Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price.
(c) Represents the total gain which would be realized if all in-the-money options beneficially held at November 26, 2000 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of November 26, 2000.
(d) Mr. Fazio left the employment of the Company on January 23, 2001.

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

   Executive Employment Agreements. Ronald Jones has entered into an employment agreement with Parent providing for his employment as Chief Executive Officer. The agreement has an initial term of three years and a perpetual two-year term thereafter. The agreement currently provides for an annual base salary of U.S. $530,000, subject to annual increase by Parent's Board of Directors, plus a performance bonus and grants Mr. Jones the right to require Parent to repurchase certain securities of Parent held by Mr. Jones. In addition, nine employees of the Company, including Gary T. Fazio, Douglas Fellmy, Lawrence J. Rogers, and David J. McIlquham, have entered into employment agreements that provide, among other things, for an initial employment term of two years and a perpetual one-year employment term thereafter, during which such employees will receive base salary (respectively of at least U.S. $204,500, U.S. $198,000, U.S. $200,000, and U.S. $200,000)
and a performance bonus between zero and seventy percent of their base salary and substantially the same benefits as they received as of the date of such agreements. For the fiscal year ending November 26, 2000, the compensation committee of the Company's Board of Directors determined that the bonuses to be paid pursuant to those employment agreements were to be based 75% on the Company's achievement of an Adjusted EBITDA target and 25% on the Company's achievement of a Return on Net Tangible Assets target. Each such target represented an improvement over the Company's prior year performance.

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

   Severance Benefit Plans. In addition, certain executives and other employees are eligible for benefits under the Company's severance benefit plans and certain other agreements, which provide for cash severance payments equal to their base salary and, in some instances, bonuses (from periods ranging from two weeks to two years) and for the continuation of certain benefits.

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

   Management Equity Participation in the Transactions. In connection with the Transactions, in order to provide financial incentives for certain of the Company's employees, the Management Investors acquired common stock of Parent and/or fully vested options to acquire common stock of Parent in exchange for either (i) cash or (ii) preferred stock and/or options held by such Management Investors prior to the Merger. Upon a Management Investor's termination of employment with the Company, the exercise period of such options held by such Management Investor will be reduced to a period ending no later than six months after such Management Investor's termination. If such termination occurs prior to a qualified initial public offering of Parent's common stock, then Parent shall have the right to repurchase the common stock of Parent held by such Management Investor and only if the Management Investor is terminated without "cause" (as defined in his employment agreement), such Management Investor shall have the right to require Parent to repurchase the common stock of Parent held by such Management Investor.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of January 28, 2001, the outstanding capital stock of the Company consists of 14,078,803 shares of Class A common stock, par value $0.01 per share ("Class A common"), 13,481,919 shares of Class B Common stock, par value $0.01 per share ("Class B Common"), 1,582,661 shares of Class L common stock, par value $0.01 per share ("Class L Common"), and 1,548,997 shares of Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors, and are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common is identical to the Class A Common and the Class M Common is identical to the Class L Common except that the Class B Common and the Class M Common are nonvoting. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

                                                    Shares Beneficially Owed
                         -------------------------------------------------------------------------------
                            Class A Common       Class B Common      Class L Common     Class M Common
                         -------------------- -------------------- ------------------ ------------------
                          Number   Percentage  Number   Percentage Number  Percentage Number  Percentage
                          Shares    of Class   Shares    of Class  Shares   of Class  Shares   of Class
                         --------- ---------- --------- ---------- ------- ---------- ------- ----------
Principal Stockholders:
Bain Funds(1)(2)........ 6,814,140    48.4%   4,366,179    32.4%   718,206    45.4%   524,051    33.8%
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Harvard Private Capital  4,444,446    31.6%          --      --    493,827    31.2%        --      --
 Holdings, Inc..........
 c/o Harvard Management
 Company, Inc.
 600 Atlantic Avenue
 Boston, MA 02210
Sealy Investors 1,         702,532     5.0%   6,031,476    44.7%    74,031     4.7%   674,192    43.5%
 LLC(2).................
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Sealy Investors 2,         702,532     5.0%   2,664,472    19.8%    74,031     4.7%   300,081    19.4%
 LLC(2).................
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Sealy Investors 3,         702,532     5.0%     419,803     3.1%    74,031     4.7%    50,673     3.3%
 LLC(2).................
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116

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
                          ---------- ---------- ------ ---------- --------- ---------- ------ ----------
Directors & Executive
 Officers:
Josh Bekenstein(1)(2)...   6,814,140    48.4%     --       --       718,206    48.4%     --       --
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Paul Edgerley(1)(2).....   6,814,140    48.4%     --       --       718,206    45.4%     --       --
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Michael Krupka(1)(2)....   6,814,140    48.4%     --       --       718,206    45.4%     --       --
 c/o Bain Capital, Inc.
 Two Copley Place
 Boston, MA 02116
Andrew S. Janower(3)....   4,444,446    31.6%     --       --       493,827    31.6%     --       --
 c/o Charlesbank Capital
 Partners LLC 600
 Atlantic Avenue Boston,
 MA 02210
Ronald L. Jones(4)......     701,402     4.8%     --       --       115,670     7.3%     --       --
 c/o Sealy Corporation
 1228 One Office
 Parkway, Trinity, NC
 27230
Gary T. Fazio(5)(6).....     191,646     1.4%     --       --         9,294       *      --       --
 c/o Sealy Corporation
 1228 One Office Parkway
 Trinity, NC 27230
Douglas E. Fellmy(5)....     191,646     1.4%     --       --         9,294       *      --       --
 c/o Sealy Corporation
 1228 One Office Parkway
 Trinity, NC 27230
David J. McIlquham(5)...     158,355     1.1%     --       --         5,595       *      --       --
 c/o Sealy Corporation
 One Office Parkway,
 1228 Trinity, NC 27230
Lawrence J. Rogers(5)...     191,646     1.4%     --       --         9,294       *      --       --
 c/o Sealy Corporation
 1228 One Office Parkway
 Trinity, NC 27230
Management investors(7)
 as a group (11
 persons)...............   2,177,078   13.9%      --       --       182,634   11.2%      --       --
All directors and
 executive officers as a
 group (15 persons).....  13,435,664   85.8%      --       --     1,394,667   85.6%      --       --

--------
*  Less than one percent
(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain CapitalFund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Bekenstein, Edgerley and Krupka.
(2) Messrs. Bekenstein, Edgerley and Krupka are each Managing Directors of Bain Capital Investors V., Inc., the sole general partner of BCPV, and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B. Accordingly, Messrs. Bekenstein, Edgerley and Krupka may be deemed to beneficially own shares owned by Fund V and Fund V-B. In addition, Messrs. Bekenstein, Edgerley and Krupka are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3) Mr. Janower is a Vice President of Charlesbank Capital Partners LLC, an affiliate of Harvard Private Capital Holdings, Inc. ("Harvard"). Accordingly, Mr. Janower may be deemed to beneficially own shares owned by Harvard. Mr. Janower disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(4) Includes 552,000 shares of Class A Common issuable upon exercise of outstanding and currently exercisable options.
(5) Amounts shown reflect shares issuable upon exercise of outstanding and currently exercisable options.
(6) Mr. Fazio left the employment of the Company on January 23, 2001.
(7) The Management Investors consists of Messrs. Jones, Fazio, Fellmy, McIlquham, and Rogers and Bruce Barman, Jeffrey C. Claypool, James F. Goughenour, Richard F. Sowerby, Kenneth L. Walker, and E. Lee Wyatt. Includes 1,575,570 shares of Class A Common and 46,446 shares of Class L Common issuable upon exercise of currently exercisable options.

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

   Stockholders Agreement. In December 1997, the Company and certain of its stockholders, including the Bain Funds, Harvard and the LLCs (collectively, the "Stockholders") entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement: (i) requires that each of the parties thereto vote all of its voting securities of the Company to be established at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) grants the Company and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of the Company held by Harvard or the LLCs; (iii) grants Harvard a right of first offer on any proposed transfer of shares of capital stock of the Company held by the Bain Funds; (iv) grants tag-along rights (rights to participate on a pro rata basis in sales of stock by other shareholders) on certain transfers of shares of capital stock of the Company; and (v) requires the Stockholders to consent to a sale of the Company to an independent third party if such sale is approved by holders constituting a majority of the then outstanding shares of voting common stock of the Company. Certain of the foregoing provisions of the Stockholders Agreement will terminate upon the consummation of an initial Public Offering or an Approved Sale (as each is defined in the Stockholders Agreement). Certain of the Stockholders, including Bain, received one-time transaction fees aggregating $8.9 million upon consummation of the Transactions.

   Related Party Transactions. In December 1997, the Company entered into a Management Services Agreement with Bain pursuant to which Bain has agreed to provide: (i) general management services;

(ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain. In exchange for such services, Bain will receive: (i) an annual management fee of $2.0 million, plus reasonable out-of-pocket expenses (payable quarterly); and
(ii) a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing. The Management Services Agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or Bain provides written notice of termination. During fiscal 2000, the Company paid $558,000 to a company that employs Ronald L. Jones' son for web site development services. The Company believes that the amounts paid are comparable to that which would be paid to an unaffiliated party in an arm's length transaction. In January 2001, pursuant to his employment agreement, Ronald L. Jones transferred to the Company 891,630 shares of the Company's Class A common stock for $10.7 million.

   Registration Rights Agreement. In December 1997, the Company and certain of its stockholders, including the Bain Funds, Harvard and the LLCs entered into a registration rights agreement (the "Registration Rights Agreement"). Under the Registration Rights Agreement, the holders of a majority of the Registrable Securities (as defined in the Registration Rights Agreement) owned by the Bain Funds have the right, subject to certain conditions, to require the Company to register any or all of their shares of common stock of the Company under the Securities Act at the Company's expense. In addition, all holders of Registrable Securities are entitled to request the inclusion of any share of common stock of the Company subject to the Registration Rights Agreement in any registration statement at the Company's expense whenever the Company proposes to register any of its common stock under the Securities Act. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. Financial Statements

     Sealy Corporation

     Report of Independent Accountants (PricewaterhouseCoopers LLP).

     Consolidated Balance Sheets at November 26, 2000 and November 28,
     1999.

     Consolidated Statements of Operations for the years ended November 26, 2000, November 28, 1999 and, November 29, 1998

     Consolidated Statements of Stockholders' Equity for the years ended November 26, 2000, November 28, 1999 and, November 29, 1998

     Consolidated Statements of Cash Flows for the years ended November 26, 2000, November 28, 1999 and, November 29, 1998

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
