Form 10-Q
period 2001-02-25
SEALY CORP
filed 2001-04-11
CIK 748015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended: February 25, 2001

                                      OR

    [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the transition period from            to

                         Commission file number 1-8738

                               Sealy Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                36-3284147
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


   Sealy Drive One Office Parkway
       Trinity, North Carolina                           27230
   (Address of principal executive                    (Zip Code)
              offices)

       Registrant's telephone number, including area code (336) 861-3500

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of April 1, 2001 was 30,718,192

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1--Financial Statements

                               SEALY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)
                                  (Unaudited)

                                                     Quarter Ended Quarter Ended
                                                     February 25,  February 27,
                                                         2001          2000
                                                     ------------- -------------
Net sales--Non-Affiliates..........................    $228,257      $223,968
Net sales--Affiliates..............................      37,581        32,671
                                                       --------      --------
    Total net sales................................     265,838       256,639
Costs and expenses:
  Cost of goods sold--Non-Affiliates...............     126,359       124,187
  Cost of goods sold--Affiliates...................      19,873        17,240
                                                       --------      --------
    Total cost of goods sold.......................     146,232       141,427
  Selling, general and administrative..............      87,164        83,679
  Stock based compensation.........................         500           990
  Restructuring charge.............................       1,183           --
  Amortization of intangibles......................       3,426         3,162
                                                       --------      --------
Income from operations.............................      27,333        27,381
  Interest expense, net............................      16,992        17,234
  Other (income) expense (Note 1)..................       1,283          (144)
                                                       --------      --------
Income before income taxes and cumulative effect of
 change in
 accounting principle..............................       9,058        10,291
  Income tax expense...............................       4,275         4,734
                                                       --------      --------
Income before cumulative effect of change in
 accounting principle..............................       4,783         5,557
Cumulative effect of change in accounting principle
 (net of income tax
 expense of $101)..................................        (152)          --
                                                       --------      --------
Net income.........................................       4,935         5,557
  Liquidation preference for common L & M shares...       4,072         3,702
                                                       --------      --------
Net income available to common shareholders........    $    863      $  1,855
                                                       ========      ========
Earnings per share--Basic:
  Before cumulative effect of change in accounting
   principle.......................................    $   0.15      $   0.18
  Cumulative effect of change in accounting
   principle.......................................        0.01            --
                                                       --------      --------
   Net income--Basic...............................        0.16          0.18
  Liquidation preference for common L & M shares...       (0.13)        (0.12)
                                                       --------      --------
    Net income available to common shareholders....    $   0.03      $   0.06
                                                       ========      ========
Earnings per share--Diluted:
  Before cumulative effect of change in accounting
   principle.......................................    $   0.14      $   0.16
  Cumulative effect of change in accounting
   principle.......................................        0.01            --
                                                       --------      --------
   Net income--Diluted.............................        0.15          0.16
  Liquidation preference for common L & M shares...       (0.12)        (0.11)
                                                       --------      --------
    Net income available to common shareholders....    $   0.03      $   0.05
                                                       ========      ========
Weighted average number of common shares
 outstanding:
  Basic............................................      30,718        31,485
  Diluted .........................................      33,577        34,120

     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                       February 25, November 26,
                                                           2001        2000*
                                                       ------------ ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  15,777    $  18,114
  Accounts receivable--Non-Affiliates, net............    130,986      115,673
  Accounts receivable--Affiliates, net................     37,874       29,816
  Inventories.........................................     56,175       51,872
  Prepaid expenses and deferred taxes.................     28,552       24,351
                                                        ---------    ---------
                                                          269,364      239,826
Property, plant and equipment--at cost................    229,893      227,520
Less: accumulated depreciation........................    (74,297)     (70,437)
                                                        ---------    ---------
                                                          155,596      157,083
Other assets:
  Goodwill and other intangibles, net.................    372,167      375,238
  Investment in affiliates............................     29,134       30,519
  Debt issuance costs, net, and other assets..........     31,147       27,349
                                                        ---------    ---------
                                                          432,448      433,106
                                                        ---------    ---------
                                                        $ 857,408    $ 830,015
                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Current portion of long-term obligations............  $  37,069    $  34,373
  Accounts payable....................................     58,774       57,687
  Accrued interest....................................      9,330       12,664
  Accrued incentives and advertising..................     37,520       38,257
  Accrued compensation................................     15,638       24,128
  Stock based compensation............................        --        10,699
  Other accrued expenses..............................     33,798       30,213
                                                        ---------    ---------
                                                          192,129      208,021
Long-term obligations, net............................    692,933      651,810
Other noncurrent liabilities..........................     35,642       38,169
Deferred income taxes.................................     22,994       23,801
Minority interest.....................................      1,402        1,504
Stockholders' (deficit) equity:
  Common stock........................................        316          315
  Additional paid-in capital..........................    146,487      134,547
  Retained deficit....................................   (210,937)    (215,872)
  Foreign currency translation adjustment.............    (12,057)     (12,195)
  Common stock held in treasury, at cost..............    (11,501)         (85)
                                                        ---------    ---------
                                                          (87,692)     (93,290)
                                                        ---------    ---------
                                                        $ 857,408    $ 830,015
                                                        =========    =========

--------
* Condensed from audited financial statements.

     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                    Quarter Ended Quarter Ended
                                                    February 25,  February 27,
                                                        2001          2000
                                                    ------------- -------------
Net cash provided by (used in) operating
 activities........................................   $(29,276)      $ 8,966
                                                      --------       -------
Investing activities:
  Purchase of property and equipment, net..........     (2,457)       (3,836)
                                                      --------       -------
    Net cash used in investing activities..........     (2,457)       (3,836)
                                                      --------       -------
Financing activities:
  Treasury stock repurchase, including direct
   expenses........................................    (11,416)          --
  Proceeds from long-term obligations, net.........     39,570         4,754
  Equity issuances.................................      1,242           --
                                                      --------       -------
    Net cash provided by financing activities......     29,396         4,754
                                                      --------       -------
Change in cash and cash equivalents................     (2,337)        9,884
Cash and cash equivalents:
  Beginning of period..............................     18,114        10,845
                                                      --------       -------
  End of period....................................   $ 15,777       $20,729
                                                      ========       =======
Supplemental disclosures:
Selected noncash items:
  Non-cash compensation............................   $    500       $   990
  Depreciation and amortization....................      7,378         6,789
  Non-cash interest expense associated with:
    Junior Subordinated Notes......................      1,065           945
    Debt issuance costs............................      1,066         1,049
    Discount on Senior Subordinated Notes..........      2,798         2,518


     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Three Months Ended February 25, 2001

Note 1--Basis of Presentation

   This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 26, 2000.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at February 25, 2001, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

   Other (income) expense as presented in the condensed consolidated unaudited statements of income primarily consists of the equity in the (earnings) loss of equity investees and minority interest.

   Certain reclassifications of previously reported financial information were made to conform to the 2001 presentation.

Note 2--Inventories

   The major components of inventories were as follows:

                                                       February 25, November 26,
                                                           2001         2000
                                                       ------------ ------------
                                                            (In thousands)
      Raw materials...................................   $31,796      $29,360
      Work in process.................................    16,964       15,665
      Finished goods..................................     7,415        6,847
                                                         -------      -------
                                                         $56,175      $51,872
                                                         =======      =======

Note 3--Restructuring Charge

   During the first quarter of 2001, the Company commenced a plan to shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. The Company plans to cease operations early in the second quarter of 2001. During the first quarter of 2001, the Company also recorded a $0.7 million charge for severance related to a management reorganization. All payments related to these charges are expected to be made by the end of fiscal 2001.

Note 4--Recently Issued Accounting Pronouncements

   FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company adopted FAS 133 on November 27, 2000 and recorded a $0.2 million gain net of income tax expense which is recorded in the condensed consolidated unaudited statements of income as a cumulative effect of change in accounting principle.

                               SEALY CORPORATION

Note 4--Recently Issued Accounting Pronouncements--(Continued)

   The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. The Company adopted SAB 101 effective November 27, 2000. The adoption did not have any effect on the Company's revenue recognition policy.

Note 5--Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

                                                      February 25, February 27,
                                                          2001         2000
                                                      ------------ ------------
   Numerator:
     Income before cumulative effect of change in
      accounting principle..........................    $ 4,783      $ 5,557
     Cumulative effect of change in accounting
      principle.....................................       (152)          --

                                                        -------      -------
     Net income.....................................      4,935        5,557
     Liquidation preference for L & M shares........      4,072        3,702
                                                        -------      -------
       Net income available to common shareholders..    $   863      $ 1,855
                                                        =======      =======
   Denominator:
     Denominator for basic earnings per share--
      weighted average shares.......................     30,718       31,485
   Effect of dilutive securities:
     Stock options..................................      2,859        2,635
                                                        -------      -------
     Denominator for diluted earnings per share--
      adjusted weighted-average shares and assumed
      conversions...................................    $33,577      $34,120
                                                        =======      =======

Note 6--Comprehensive Income

   Total comprehensive income for the quarters ended February 25, 2001 and February 27, 2000 was $5.1 million and $6.2 million, respectively.

   Activity in Stockholders' (deficit) equity is as follows (dollar amounts in thousands):

                                                                                 Accumulated
                                                                                    Other
                                                                                Comprehensive
                                                                                Loss, Foreign
                                               Additional                         Currency
                          Comprehensive Common  Paid-in   Accumulated Treasury   Translation
                             Income     Stock   Capital     Deficit    Stock     Adjustment    Total
                          ------------- ------ ---------- ----------- --------  ------------- --------
Balance at November 26,
 2000...................                 $315   $134,547   $(215,872) $    (85)   $(12,195)   $(93,290)
Comprehensive Income:
Net income for the three
 months ended February
 25, 2001...............     $4,935                            4,935                             4,935
Purchase of stock held
 by executive subject to
 mandatory repurchase
 provisions.............                          10,699               (10,699)                    --
Exercise of stock
 options................                    1      1,241                                         1,242
Purchase of treasury
 stock..................                                                  (717)                   (717)
Foreign currency
 translation
 adjustment.............        138                                                    138         138
                             ------      ----   --------   ---------  --------    --------    --------
Balance at February 25,
 2001...................     $5,073      $316   $146,487   $(210,937) $(11,501)   $(12,057)   $(87,692)
                             ======      ====   ========   =========  ========    ========    ========

                               SEALY CORPORATION

Note 7--Contingencies

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

Note 8--Related Party Transactions

   The Company made sales of $35.5 million and $30.8 million of finished mattress products for the quarters ended February 25, 2001 and February 27, 2000, respectively, pursuant to multi-year supply contracts, to affiliated and related parties of Bain Capital, Inc., the Company's largest stockholder. The Company believes that the terms on which mattresses are supplied to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction at such time in an arm's-length basis from a person that is not an affiliate or related party.

   In January, 2001, pursuant to an employment agreement, an executive of the Company transferred 891,630 shares of the Company's Class A common stock for $10.7 million. In addition, the Company acquired 54,563 shares of Class A common stock for $655,000 from an executive of the Company upon separation from the Company.

Note 9--Subsequent Events

   On April 6, 2001, the Company completed an acquisition of Sapsa Bedding S.A., of Paris, France. The purchase price for the acquisition was EUR 45.8 million (approximately $41.3 million), less estimated assumed debt of EUR 11.8 million (approximately $10.6 million). The acquisition will be accounted for under the purchase method.

                               SEALY CORPORATION

Note 9--Subsequent Events--(Continued)

   On April 10, 2001, the Company completed a private placement of $125 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007, require semi-annual interest payments commencing June 15, 2001. The proceeds from the placement were used to repay existing bank debt.

Note 10--Segment Information

   The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding.

Note 11--Guarantor/Non-Guarantor Financial Information

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

   The following supplemental consolidating condensed financial statements present:

  1. Consolidating condensed balance sheets as of February 25, 2001 and November 26, 2000, consolidating condensed statements of operations and cash flows for the three-month periods ended February 25, 2001 and February 27, 2000.

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

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               February 25, 2001
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
ASSETS
Current assets:
  Cash and cash
   equivalents..........   $    --    $    533   $   7,303     $  7,941     $     --      $ 15,777
  Accounts receivable--
   Non-Affiliates, net..          5      5,913     102,510       22,558           --       130,986
  Accounts receivable--
   Affiliates, net......        --         --       37,874          --            --        37,874
  Inventories...........        --       3,231      44,678        8,266           --        56,175
  Prepaids and deferred
   taxes................      2,093        455      18,077        7,927           --        28,552
                           --------   --------   ---------     --------     ---------     --------
                              2,098     10,132     210,442       46,692           --       269,364
Property, plant and
 equipment, at cost.....        --       9,766     199,762       20,365           --       229,893
Less: accumulated
 depreciation...........        --      (2,086)    (68,250)      (3,961)          --       (74,297)
                           --------   --------   ---------     --------     ---------     --------
                                --       7,680     131,512       16,404           --       155,596
Other assets:
  Goodwill and other
   intangibles, net.....        --      12,485     330,790       28,892           --       372,167
  Net investment in and
   advances to (from)
   subsidiaries and
   affiliates...........   (48,185)    578,670   (379,027)     (41,788)     (109,670)          --
  Investment in
   affiliates...........        --         --          --        29,134           --        29,134
  Debt issuance costs,
   net and other
   assets...............        182     19,157      11,631          177           --        31,147
                           --------   --------   ---------     --------     ---------     --------
                            (48,003)   610,312     (36,606)      16,415      (109,670)     432,448
                           --------   --------   ---------     --------     ---------     --------
    Total assets........   $(45,905)  $628,124   $ 305,348     $ 79,511     $(109,670)    $857,408
                           ========   ========   =========     ========     =========     ========
LIABILITIES AND
 STOCKHOLDERS' (DEFICIT)
 EQUITY
Current liabilities:
  Current portion--long-
   term obligations.....   $    --    $ 36,333   $     361     $    375     $     --      $ 37,069
  Accounts payable......        --         318      48,990        9,466           --        58,774
  Accrued interest......        --         461       8,930          (61)          --         9,330
  Accrued incentives and
   advertising..........        --       1,152      33,295        3,073           --        37,520
  Accrued compensation..        --         306      13,692        1,640           --        15,638
  Other accrued
   expenses.............         97        723      30,023        2,955           --        33,798
                           --------   --------   ---------     --------     ---------     --------
                                 97     39,293     135,291       17,448           --       192,129
Long-term obligations...     36,571    642,397      13,591          374           --       692,933
Other noncurrent
 liabilities............      8,407        --       26,065        1,170           --        35,642
Deferred income taxes...     (3,288)       732      20,518        5,032           --        22,994
Minority interest.......        --         --          --         1,402           --         1,402
Stockholders' (deficit)
 equity.................    (87,692)   (54,298)    109,883       54,085      (109,670)     (87,692)
                           --------   --------   ---------     --------     ---------     --------
    Total liabilities
     and stockholders'
     (deficit) equity...   $(45,905)  $628,124   $ 305,348      $79,511     $(109,670)    $857,408
                           ========   ========   =========     ========     =========     ========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET

                               November 26, 2000
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
ASSETS
Current assets:
  Cash and cash
   equivalents..........   $    --    $    354    $  6,672      $11,088     $     --      $ 18,114
  Accounts receivable--
   Non-Affiliates, net..         34      5,603      87,155       22,881           --       115,673
  Accounts receivable--
   Affiliates, net......        --         --       29,816          --            --        29,816
  Inventories...........        --       1,744      42,643        7,485           --        51,872
  Prepaid expenses and
   other assets.........      1,477        411      17,069        5,394           --        24,351
                           --------   --------    --------      -------     ---------     --------
                              1,511      8,112     183,355       46,848           --       239,826
Property, plant and
 equipment, at cost.....        --       9,547     198,203       19,770           --       227,520
Less accumulated
 depreciation...........        --      (1,938)    (64,762)      (3,737)          --       (70,437)
                           --------   --------    --------      -------     ---------     --------
                                --       7,609     133,441       16,033           --       157,083
Other assets:
  Goodwill and other
   intangibles, net.....        --      13,256     333,167       28,815           --       375,238
  Net investment in and
   advances to (from)
   subsidiaries and
   affiliates...........    (44,613)   529,908    (316,056)     (39,788)     (129,451)         --
  Investment in
   affiliates...........        --         --          --        30,519           --        30,519
  Debt issuance costs,
   net and other
   assets...............        813     20,193       6,163          180           --        27,349
                           --------   --------    --------      -------     ---------     --------
                            (43,800)   563,357      23,274       19,726      (129,451)     433,106
                           --------   --------    --------      -------     ---------     --------
    Total assets........   $(42,289)  $579,078    $340,070      $82,607     $(129,451)    $830,015
                           ========   ========    ========      =======     =========     ========

LIABILITIES AND
 STOCKHOLDERS' (DEFICIT)
 EQUITY
Current liabilities:
  Current portion--long-
   term obligations.....   $    --    $ 33,813    $    359      $   201     $     --      $ 34,373
  Accounts payable......        --         634      45,567       11,486           --        57,687
  Accrued interest......        --         633      12,117          (86)          --        12,664
  Accrued incentives and
   advertising..........        --       1,451      33,482        3,324           --        38,257
  Accrued compensation..        --         571      21,493        2,064           --        24,128
  Stock based
   compensation.........     10,699        --          --           --            --        10,699
  Other accrued
   expenses.............         82        915      25,028        4,188           --        30,213
                           --------   --------    --------      -------     ---------     --------
                             10,781     38,017     138,046       21,177           --       208,021
Long-term obligations...     35,505    602,481      13,673          151           --       651,810
Other noncurrent
 liabilities............      8,002         --      28,798        1,369           --        38,169
Deferred income taxes...     (3,287)       732      21,333        5,023           --        23,801
Minority interest.......        --         --          --         1,504           --         1,504
Stockholders' (deficit)
 equity.................    (93,290)   (62,152)    138,220       53,383      (129,451)     (93,290)
                           --------   --------    --------      -------     ---------     --------
  Total liabilities and
   stockholders'(deficit)
   equity...............   $(42,289)  $579,078    $340,070      $82,607     $(129,451)    $830,015
                           ========   ========    ========      =======     =========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                      Three Months Ended February 25, 2001
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
Net sales--Non
 Affiliates.............    $  --     $11,915     $191,901      $27,535      $ (3,094)    $228,257
Net sales--Affiliates...       --         --        37,581          --            --        37,581
                            ------    -------     --------      -------      --------     --------
  Total net sales.......       --      11,915      229,482       27,535        (3,094)     265,838
Costs and expenses:
 Cost of goods sold--
  Non-Affiliates........       --       7,890      105,183       16,380        (3,094)     126,359
 Cost of goods sold--
  Affiliates............       --         --        19,873          --            --        19,873
                            ------    -------     --------      -------      --------     --------
  Total cost of goods
   sold.................                7,890      125,056       16,380        (3,094)     146,232
Selling, general and
 administrative.........        45      3,480       74,773        8,866           --        87,164
Stock based
 compensation...........       500        --           --           --            --           500
Restructuring charges...       --         --         1,183          --            --         1,183
Amortization of
 intangibles............       --          90        3,080          256           --         3,426
Interest expense, net...     1,116     15,661          354         (139)          --        16,992
Other (income) expense..        --        --           --         1,283           --         1,283
Loss (income) from
 equity investees.......    (5,200)    (4,349)         --           --          9,549          --
Loss (income) from
 nonguarantor equity
 investees..............       --       (873)          342          --            531          --
Capital charge and
 intercompany interest
 allocation.............    (1,161)   (14,878)      16,151         (112)          --           --
                            ------    -------     --------      -------      --------     --------
Income (loss) before
 income taxes and
 cumulative effect of
 change in accounting
 principle..............     4,700      4,894        8,543        1,001       (10,080)       9,058
Income tax expense
 (benefit)..............      (235)      (154)       4,194          470           --         4,275
                            ------    -------     --------      -------      --------     --------
Income (loss) before
 cumulative change in
 accounting principle...     4,935      5,048        4,349          531       (10,080)       4,783
Cumulative effect of
 change in accounting
 principle..............       --        (152)         --           --            --          (152)
                            ------    -------     --------      -------      --------     --------
Net income (loss).......    $4,935    $ 5,200     $  4,349      $   531      $(10,080)    $  4,935
                            ======    =======     ========      =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

                      Three Months Ended February 27, 2000
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-
 Affiliates.............    $   --    $10,250     $196,410     $20,870      $ (3,562)    $223,968
Net sales--Affiliates...        --        --        32,671         --            --        32,671
                            -------   -------     --------     -------      --------     --------
  Total net sales.......        --     10,250      229,081      20,870        (3,562)     256,639
Costs and expenses:
 Cost of goods sold--
  Non-Affiliates........        --      6,536      108,324      12,889        (3,562)     124,187
 Cost of goods sold--
  Affiliates............        --        --        17,240         --            --        17,240
                            -------   -------     --------     -------      --------     --------
  Total cost of goods
   sold.................        --      6,536      125,564      12,889        (3,562)     141,427
Selling, general and
 administrative.........         45     3,150       74,649       5,835           --        83,679
Stock based
 compensation...........        990       --           --          --            --           990
Amortization of
 intangibles............        --         99        2,869         194           --         3,162
Interest expense, net...        979    16,069          274         (88)          --        17,234
Other (income) expense..        --        --           --         (144)          --          (144)
Loss (income) from
 equity investees.......     (6,092)   (7,487)         --          --         13,579          --
Loss (income) from
 nonguarantor equity
 investees..............        --      1,185       (2,233)        --          1,048          --
Capital charge and
 intercompany interest
 allocation.............     (1,024)  (15,215)      15,995         244           --           --
                            -------   -------     --------     -------      --------     --------
Income (loss) before
 income taxes...........      5,102     5,913       11,963       1,940       (14,627)      10,291
Income tax expense
 (benefit)..............       (455)     (179)       4,476         892           --         4,734
                            -------   -------     --------     -------      --------     --------
Net income (loss).......    $ 5,557   $ 6,092     $  7,487     $ 1,048      $(14,627)    $  5,557
                            =======   =======     ========     =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      Three Months Ended February 25, 2001
                                 (in thousands)

                                                              Combined
                                      Sealy      Combined       Non-
                            Sealy    Mattress   Guarantor    Guarantor
                         Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- --------  ------------ ------------ ------------ ------------
Net cash used in
 operating activities..   $    --    $ (1,946)   $(21,434)    $(5,896)       $--        $(29,276)
Cash flows from
 investing activities:
 Purchase of property
  and equipment, net...        --        (218)     (1,569)       (670)        --          (2,457)
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates...........     10,174    (37,307)     23,714       3,419         --             --
                          --------   --------    --------     -------        ----       --------
  Net proceeds provided
   by (used in)
   investing
   activities..........     10,174    (37,525)     22,145       2,749         --          (2,457)
Cash flows from
 financing activities:
 Treasury stock
  repurchase, including
  direct expenses......    (11,416)       --          --          --          --         (11,416)
 Proceeds from
  (payments on) long-
  term obligations,
  net..................        --      39,650         (80)        --          --          39,570
 Equity issuances.... .      1,242        --          --          --          --           1,242
                          --------   --------    --------     -------        ----       --------
  Net cash provided by
   (used in) financing
   activities..........    (10,174)    39,650         (80)        --          --          29,396
Change in cash and cash
 equivalents...........        --         179         631      (3,147)        --          (2,337)
Cash and cash
 equivalents:
 Beginning of period...        --         354       6,672      11,088         --          18,114
                          --------   --------    --------     -------        ----       --------
 End of period.........   $    --    $    533    $  7,303     $ 7,941        $--        $ 15,777
                          ========   ========    ========     =======        ====       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                      Three Months Ended February 27, 2000
                                 (in thousands)

                                                             Combined
                                      Sealy     Combined       Non-
                            Sealy    Mattress  Guarantor    Guarantor
                         Corporation Company  Subsidiaries Subsidiaries Eliminations Consolidated
                         ----------- -------- ------------ ------------ ------------ ------------
Net cash provided by
 (used in)
 operating
 activities............     $--       $  (80)   $ 9,717       $ (671)       $--        $ 8,966
Cash flows from
 investing activities:
 Purchase of property
  and equipment, net...      --          (11)    (2,933)        (892)        --         (3,836)
 Net activity in
  investment in and
  advances to (from)
  subsidiaries and
  affiliates...........      --       (4,739)     1,620        3,119         --            --
                            ----      ------    -------       ------        ----       -------
  Net proceeds provided
   by (used in)
   investing
   activities..........      --       (4,750)    (1,313)       2,227         --         (3,836)
Cash flows from
 financing activities:
 Proceeds from
  (payments on) long-
  term obligations,
  net..................      --        4,826        (72)         --          --          4,754
                            ----      ------    -------       ------        ----       -------
  Net cash provided by
   (used in) financing
   activities..........      --        4,826        (72)         --          --          4,754
Change in cash and cash
 equivalents...........      --           (4)     8,332        1,556         --          9,884
Cash and cash
 equivalents:
 Beginning of period...      --           13      6,220        4,612         --         10,845
                            ----      ------    -------       ------        ----       -------
 End of period.........     $--       $    9    $14,552       $6,168        $--        $20,729
                            ====      ======    =======       ======        ====       =======

                               SEALY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2--Quarter Ended February 25, 2001 Compared with Quarter Ended February 27, 2000

   Net Sales. Net sales increased $9.2 million, or 3.6% for the quarter ended February 25, 2001, when compared to the quarter ended February 27, 2000. The increase is attributable to an increase in volume of 5.0%, and a decrease in average unit selling price of 1.4%. Volume growth was primarily attributable to the acquisitions of the Bassett brand bedding products and the Argentina operation. The lower average unit selling price is primarily attributable to growth in the international business as those products typically carry a lower unit selling price.

   Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, decreased to 55.0% from 55.1%, primarily due to lower material costs.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $3.5 million to $87.2 million, or 32.8% of net sales, compared to $83.7 million, or 32.6% of net sales. This increase is attributable to additional costs associated with the acquired business in Argentina. In addition, Argentina incurs costs associated with its retail store operations. The Company also incurred increased delivery costs of $1.0 million primarily associated with increased fuel costs.

   Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of fair market value or original cost. The Company recorded a $0.5 million and $1.0 million charge during the quarter ended February 25, 2001 and February 27, 2000, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

   Restructuring Charges. During the quarter of 2001, the Company commenced a plan to shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. Additionally, the Company recorded a $0.7 million charge for severance due to a management reorganization.

   Interest Expense. Interest expense, net of interest income, decreased $0.2 million as a result of lower effective interest rates, partially offset by higher average debt balances.

   Income Tax. The Company's effective income tax rates in 2001 and 2000 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials, and state and local income taxes. The Company's effective tax rate for 2001 is approximately 47.0% compared to 46.0% for 2000.

   Net Income. For the reasons set forth above, the Company recorded net income of $4.9 million for the quarter ended February 25, 2001 versus net income of $5.6 million for the quarter ended February 27, 2000.

Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $2.5 million for the quarter ended February 25, 2001. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At February 25, 2001, the Company had approximately $44.6 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $9.2 million. The Company's net weighted average borrowing cost was 9.6% for the three months ended February 25, 2001. The Revolving Credit Facility expires in December 2002. The Company expects it will have the ability to renew the existing revolving credit facility or have the ability to find new financing with comparable terms. On April 10, 2001, the Company completed a private placement of $125 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007, require semi-annual interest payments commencing June 15, 2001. The proceeds from the placement were used to repay existing bank debt.

   During the first quarter, the Company secured an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25 million. The revolving credit facility expires in fiscal 2004.

   On April 6, 2001, the Company completed an acquisition of Sapsa Bedding S.A., of Paris, France. The purchase price for the acquisition was EUR 45.8 million (approximately $41.3 million), less estimated assumed debt of EUR 11.8 million (approximately $10.6 million). Funding of the EUR 34 million (approximately $30.7 million) net purchase price was provided through approximately $8.6 million of existing cash, a $12.5 million draw on the new Canadian facility and a $9.6 million draw on the existing Revolving Credit Facility.

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

Item 3--Quantitative and Qualitative Disclosures About Market Risk

   Information relative to the Company's market risk sensitive instruments by major category at November 26, 2000 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended November 26, 2000.

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

                           PART II. OTHER INFORMATION

Item 1--Legal Proceedings

See Note 7 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4--Submission of Matters to a Vote of Security Holders

None

Item 6--Exhibits and Reports on Form 8-K

(a) Exhibits:

(b) Reports on Form 8-K:

 None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Sealy Corporation

             Signature                           Title
             ---------                           -----
      /s/ Ronald L. Jones            Chairman and Chief Executive
____________________________________  Officer (Principal
          Ronald L. Jones             Executive Officer)

        /s/ E. Lee Wyatt             Corporate Vice President--
____________________________________  Administration and Chief
            E. Lee Wyatt              Financial Officer
                                      (Principal Accounting
                                      Officer)

Date: April 11, 2001