Form 10-Q
period 2001-05-27
SEALY CORP
filed 2001-07-11
CIK 748015

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended: May 27, 2001

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


                                                        27370
    Sealy Drive One Office Parkway                   (Zip Code)
        Trinity, North Carolina
    (Address of principal executive
               offices)*

                                (336) 861-3500
              Registrant's telephone number, including area code

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of July 1, 2001 was 30,740,304.

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

                                                             Quarter   Quarter
                                                              Ended     Ended
                                                             May 27,   May 28,
                                                               2001      2000
                                                             --------  --------
Net sales--Non-Affiliates..................................  $237,171  $227,753
Net sales--Affiliates......................................    35,800    36,302
                                                             --------  --------
   Total net sales.........................................   272,971   264,055
Costs and expenses:
  Cost of goods sold--Non-Affiliates.......................   137,978   126,058
  Cost of goods sold--Affiliates...........................    19,015    19,133
                                                             --------  --------
   Total cost of goods sold................................   156,993   145,191
  Selling, general and administrative......................    94,722    85,974
  Stock based compensation.................................       --        990
  Amortization of intangibles..............................     3,597     3,194
                                                             --------  --------
Income from operations.....................................    17,659    28,706
  Interest expense, net....................................    18,099    15,138
  Other (income) expense, net (Note 5).....................    (3,417)      --
                                                             --------  --------
Income before income tax expense and extraordinary item....     2,977    13,568
Income tax expense.........................................     1,582     6,000
                                                             --------  --------
Income before extraordinary item...........................     1,395     7,568
Extraordinary item--loss from early extinguishment of debt
 (net of income tax benefit of $452) (Note 4)..............       679       --
                                                             --------  --------
Net income.................................................       716     7,568
Liquidation preference for common L&M shares...............     4,072     3,702
                                                             --------  --------
Net income (loss) available to common shares...............  $ (3,356) $  3,866
                                                             ========  ========
Earnings per share--basic:
  Income before extraordinary item.........................  $   0.04  $   0.24
  Extraordinary item.......................................     (0.02)      --
                                                             --------  --------
  Net income...............................................      0.02      0.24
  Liquidation preference for common L & M shares...........     (0.13)    (0.12)
                                                             --------  --------
  Net income (loss) available to common shareholders.......  $  (0.11) $   0.12
                                                             ========  ========
Earnings per share--diluted:
  Income before extraordinary item.........................  $   0.04  $   0.22
  Extraordinary item.......................................     (0.02)      --
                                                             --------  --------
  Net income...............................................      0.02      0.22
  Liquidation preference for common L & M shares...........     (0.13)    (0.11)
                                                             --------  --------
  Net income (loss) available to common shareholders.......  $  (0.11) $   0.11
                                                             ========  ========
Weighted average number of common shares outstanding:
  Basic....................................................    30,733    31,485
  Diluted..................................................    30,733    34,270

     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Six Months Six Months
                                                           Ended May  Ended May
                                                            27, 2001   28, 2000
                                                           ---------- ----------
Net sales--Non-Affiliates................................   $465,428   $451,721
Net sales--Affiliates....................................     73,381     68,973
                                                            --------   --------
    Total net sales......................................    538,809    520,694
Costs and expenses:
  Cost of goods sold--Non-Affiliates.....................    264,337    250,245
  Cost of goods sold--Affiliates.........................     38,888     36,373
                                                            --------   --------
    Total cost of goods sold.............................    303,225    286,618
  Selling, general and administrative....................    181,887    169,653
  Stock based compensation...............................        500      1,980
  Restructuring charge...................................      1,183        --
  Amortization of intangibles............................      7,023      6,356
                                                            --------   --------
Income from operations...................................     44,991     56,087
  Interest expense, net..................................     35,090     32,372
  Other (income) expense, net (Note 5)...................     (2,134)      (144)
                                                            --------   --------
Income before income tax expense, extraordinary item and
 cumulative effect of change in accounting principle.....     12,035     23,859
Income tax expense.......................................      5,857     10,734
                                                            --------   --------
Income before extraordinary item and cumulative effect of
 change in accounting principle..........................      6,178     13,125
Extraordinary item--loss from early extinguishment of
 debt (net of income tax benefit of $452)
 (Note 4)................................................        679        --
Cumulative effect of change in accounting principle (net
 of income tax expense of $101)..........................      (152)        --
                                                            --------   --------
Net income...............................................      5,651     13,125
Liquidation preference for common L&M shares.............      8,144      7,404
                                                            --------   --------
Net income (loss) available to common shareholders.......   $ (2,493)  $  5,721
                                                            ========   ========
Earnings per share--basic:
  Income before extraordinary item and cumulative effect
   of change in accounting principle.....................   $   0.20   $   0.42
  Extraordinary item.....................................      (0.02)       --
  Cumulative effect of change in accounting principle....        --         --
                                                            --------   --------
  Net income.............................................       0.18       0.42
  Liquidation preference for common L & M shares.........      (0.26)     (0.24)
                                                            --------   --------
  Net income (loss) available to common shareholders.....   $  (0.08)  $   0.18
                                                            ========   ========
Earnings per share--diluted:
  Income before extraordinary item and cumulative effect
   of change in accounting principle.....................   $   0.20   $   0.38
  Extraordinary item.....................................      (0.02)       --
  Cumulative effect of change in accounting principle....        --         --
                                                            --------   --------
  Net income.............................................       0.18       0.38
  Liquidation preference for common L & M shares.........      (0.26)     (0.22)
                                                            --------   --------
  Net income (loss) available to common shareholders.....   $  (0.08)  $   0.16
                                                            ========   ========
Weighted average number of common shares outstanding:
  Basic..................................................     30,916     31,485
  Diluted................................................     30,916     34,212

     See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                          May 27,   November 26,
                                                           2001        2000*
                                                         ---------  ------------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $  16,565   $  18,114
  Accounts receivable--Non-Affiliates, net..............   145,783     115,673
  Accounts receivable--Affiliates, net..................    31,108      29,816
  Inventories...........................................    63,298      51,872
  Prepaid expenses and deferred taxes...................    33,845      24,351
                                                         ---------   ---------
                                                           290,599     239,826
Property, plant and equipment, at cost..................   262,190     227,520
Less: accumulated depreciation..........................   (78,338)    (70,437)
                                                         ---------   ---------
                                                           183,852     157,083
Other assets:
  Goodwill and other intangibles, net...................   383,455     375,238
  Investment in affiliates..............................    28,112      30,519
  Debt issuance costs, net, and other assets............    36,273      27,349
                                                         ---------   ---------
                                                           447,840     433,106
                                                         ---------   ---------
                                                          $922,291   $ 830,015
                                                         =========   =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term obligations.............. $   3,038   $  34,373
  Accounts payable......................................    79,732      57,687
  Accrued interest......................................    16,897      12,664
  Accrued incentives and advertising....................    40,412      38,257
  Accrued compensation..................................    15,543      24,128
  Stock based compensation..............................       --       10,699
  Other accrued expenses................................    32,063      30,213
                                                         ---------   ---------
                                                           187,685     208,021
Long-term obligations...................................   763,712     651,810
Other noncurrent liabilities............................    44,668      38,169
Deferred income taxes...................................    21,864      23,801
Minority interest.......................................     1,588       1,504
Stockholders' equity (deficit):
  Common stock..........................................       317         315
  Additional paid-in capital............................   146,706     134,547
  Accumulated deficit...................................  (210,221)   (215,872)
  Accumulated other comprehensive loss..................   (21,765)    (12,195)
  Common stock held in treasury, at cost................   (12,263)        (85)
                                                         ---------   ---------
                                                          (97,226)     (93,290)
                                                         ---------   ---------
                                                         $ 922,291   $ 830,015
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

                               SEALY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                        Six Months   Six Months
                                                          Ended        Ended
                                                       May 27, 2001 May 28, 2000
                                                       ------------ ------------
Net cash (used in) provided by operating activities..    $(18,393)    $42,166
Investing activities:
  Purchase of property and equipment, net............      (9,816)     (8,742)
  Acquisition of Sapsa Bedding S.A., net of cash
   acquired..........................................     (30,285)        --
                                                         --------     -------
    Net cash used in investing activities............     (40,101)     (8,742)
                                                         --------     -------
  Financing activities:
  Treasury stock repurchase..........................     (12,178)        --
  Proceeds from issuance of long-term notes..........     127,500         --
  Repayments of long-term obligations, net...........     (54,033)     (5,693)
  Equity issuance....................................       1,462         --
  Debt issuance costs................................      (5,806)        --
                                                         --------     -------
    Net cash provided by (used in) financing
     activities......................................      56,945      (5,693)
                                                         --------     -------
Change in cash and cash equivalents..................      (1,549)     27,731
Cash and cash equivalents:
  Beginning of period................................      18,114      10,845
                                                         --------     -------
  End of period......................................    $ 16,565     $38,576
                                                         ========     =======
Selected noncash items:
  Non-cash compensation..............................    $    500     $ 1,980
  Depreciation.......................................       8,154       7,090
Non-cash interest expense associated with:
  Junior Subordinated Notes..........................       2,163       1,918
  Debt issuance costs................................       2,227       2,130
  Discount on Senior Subordinated Notes..............       5,534       5,036




     See accompanying notes to condensed consolidated financial statements

                               SEALY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six months ended May 27, 2001

NOTE 1--BASIS OF PRESENTATION

   This report covers Sealy Corporation and its subsidiaries (collectively, "Sealy" or the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 26, 2000.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at May 27, 2001, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at the end of the quarter and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   The Company regularly assesses all of its long-lived assets and investments for impairment when events or circumstances indicate their carrying value may not be recoverable. The Company believes no such impairment existed at May 27, 2001.

   Certain reclassifications of previously reported financial information were made to conform to the 2001 presentation.

NOTE 2--INVENTORIES

   The major components of inventories were as follows:

                                                            May 27, November 26,
                                                             2001       2000
                                                            ------- ------------
                                                               (In thousands)
        Raw materials.....................................  $32,068   $29,360
        Work in process...................................   20,866    15,665
        Finished goods....................................   10,364     6,847
                                                            -------   -------
                                                            $63,298   $51,872
                                                            =======   =======

NOTE 3--ACQUISITION OF SAPSA BEDDING S.A.

   On April 6, 2001, the Company acquired the outstanding capital stock of Sapsa Bedding, S.A., of Paris France for $31.3 million, including costs associated with the acquisition. Sapsa, with primary locations in Paris, France and Milan, Italy, manufactures and sells latex bedding and bedding products to retailers and wholesalers in Europe. Sapsa also sells latex mattress cores and pillows to other manufacturers which sell the finished products under their own trademark. As part of the purchase price, EUR 3.0 million (approximately $2.5 million) is being held in escrow pursuant to the Share Sale Agreement. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the preliminary purchase price allocation, the Company recorded $16.2 million in goodwill and other intangibles to be amortized primarily over a 20 year period.

                               SEALY CORPORATION

        Cash paid........................................................ $31.3
        Fair value of liabilities assumed................................  40.8
                                                                          -----
        Purchase price...................................................  72.1
        Fair value of assets acquired....................................  55.9
                                                                          -----
        Goodwill......................................................... $16.2
                                                                          =====

   Due to the immateriality of the acquisition to the Company's balance sheet and statement of operations, no pro forma disclosures are considered necessary.

NOTE 4--LONG-TERM OBLIGATIONS

   On April 10, 2001, the Company completed a private placement of $125 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007 require semi-annual interest payments commencing June 15, 2001. The proceeds from the placement were used to repay existing bank debt. As a result, the Company recognized an extraordinary loss on the write-off of a portion of the previous debt issuance costs of $0.7 million (net of a $0.5 million tax benefit).

NOTE 5--OTHER (INCOME) EXPENSE, NET

   In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy will receive a $4.6 million termination fee which is recorded as other income.

   Other (income) expense, net also includes the equity in the (earnings) loss of equity investees and minority interest.

NOTE 6--RESTRUCTURING CHARGE

   During the first quarter of 2001, the Company commenced a plan to shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. The Company ceased operations in the second quarter of 2001 and is actively pursuing the sale of the facility. During the first quarter of 2001, the Company also recorded a $0.7 million charge for severance related to a management reorganization. All payments related to these charges are expected to be made by the end of fiscal 2001.

NOTE 7--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                               SEALY CORPORATION

NOTE 8--HEDGING STRATEGY

   The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. At May 27, 2001, $350.9 million of the Company's outstanding long-term debt was designated as the hedged items to the interest rate swap agreements. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. At May 27, 2001, the fair value carrying amounts of these instruments was a liability of $7.5 million that was recorded as a loss in accumulated other comprehensive loss.

   To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward contracts and currency options and collars. At May 27, 2001, the Company had a currency collar on 20.0 million Canadian dollars and options to sell 35.0 million Mexican pesos. The value of those positions was not material.

NOTE 9--NET INCOME PER COMMON SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                               Three months
                                                   ended       Six months ended
                                              ---------------- -----------------
                                              May 27,  May 28, May 27,  May 28,
                                               2001     2000    2001      2000
                                              -------  ------- -------  --------
Numerator:
  Income before extraordinary item and
   cumulaive effect of change in accounting
   principle................................  $ 1,395  $ 7,568 $ 6,178  $ 13,125
  Extraordinary item........................      679      --      679       --
  Cumulative effect of change in accounting
   principle................................      --       --     (152)      --
                                              -------  ------- -------  --------
  Net income................................      716    7,568   5,651    13,125
Liquidation preference for common L&M
 shares.....................................    4,072    3,702   8,144     7,404
                                              -------  ------- -------  --------
Net income (loss) available to common
 shareholders...............................  $(3,356) $ 3,866 $(2,493) $  5,721
                                              =======  ======= =======  ========
Denominator:
  Denominator for basic earnings per share--
   weighted average shares..................   30,733   31,485  30,916    31,485
Effect of dilutive securities:
  Stock options.............................       *     2,785      *      2,727
                                              -------  ------- -------  --------
Denominator for diluted earnings per share--
 adjusted weighted-
 average shares and assumed conversions.....   30,733   34,270  30,916    34,212
                                              =======  ======= =======  ========

   * The dilutive securities are antidilutive for the three and six months ended May 27, 2001.

NOTE 10--COMPREHENSIVE INCOME

   Total comprehensive income (loss) for the three and six months ended May 27, 2001 was ($4.1) million and ($3.9) million and for the three and six months ended May 28, 2000 was $6.1 million and $12.2 million, respectively.

                               SEALY CORPORATION

   Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                                 Accumulated
                          Current Year         Additional                           Other
                          Comprehensive Common  Paid-in   Accumulated Treasury  Comprehensive
                          Income(Loss)  Stock   Capital     Deficit    Stock        Loss       Total
                          ------------- ------ ---------- ----------- --------  ------------- --------
Balance at November 26,
 2000...................                $ 315   $134,547   $(215,872) $    (85)   $(12,195)   $(93,290)
 Net income for the six
  months ended May 27,
  2001..................     $ 5,651                           5,651                             5,651
 Purchase of stock held
  by executive subject
  to mandatory
  repurchase
  provisions............                          10,699               (10,699)
 Exercise of stock
  options...............                    2      1,460                                         1,462
 Purchase of treasury
  stock.................                                                (1,479)                 (1,479)
 Change in fair value of
  cash flow hedges......      (7,532)                                               (7,532)     (7,532)
 Foreign currency
  translation
  adjustment............      (2,038)                                              (2,038)     (2,038)
                             -------    -----   --------   ---------  --------    --------    --------
Balance at May 27,
 2001...................     $(3,919)   $ 317   $146,706   $(210,221) $(12,263)   $(21,765)   $(97,226)
                             =======    =====   ========   =========  ========    ========    ========

NOTE 11--CONTINGENCIES

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

   The Company has been identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act with regard to two waste disposal sites and under analogous state legislation with regard to a third. Although liability under these statutes is generally joint and

                               SEALY CORPORATION
several, as a practical matter, liability is usually allocated among all financially responsible parties. Based on the nature and quantity of the Company's wastes, the Company believes that liability at each of these sites in unlikely to be material.

NOTE 12--RELATED PARTY TRANSACTIONS

   As of May 27, 2001 and May 28, 2000, respectively, the Company has made year-to-date sales of $68.6 million and $64.1 million of finished mattress products pursuant to multi-year supply contracts to affiliated and related parties of Bain Capital, Inc., the Company's largest stockholder. The Company believes that the terms on which mattresses are supplied to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction on an arm's-length basis from a person that is not an affiliate or related party. Certain of the Company's affiliates subject to multi-year supply agreements are currently renegotiating their credit agreements due to recent operating performance. One of the affiliates and the Company have negotiated to allow the affiliate to defer payment of a portion of those trade receivables (approximately $10 million) while renegotiating the credit agreement. While there can be no assurance, the Company believes the affiliates will be successful in renegotiating their credit agreements. Additionally, as part of these renegotiations, the Company is considering alternatives that modify sales terms and conditions and existing trade indebtedness with the affiliates. Further discussions are currently ongoing with the Company's affiliates. The Company is unable to predict with certainty when or if negotiations will be completed. The Company believes that adequate allowances have been established for any potential losses on those trade receivables in the event the affiliates are unsuccessful in renegotiating the current credit agreements or obtaining alternate financing.

   In January 2001, pursuant to an employment agreement, an executive of the Company transferred 891,630 shares of the Company's Class A common stock for $10.7 million to the Company. Separately and in connection with the management reoganization discussed in Note 6, the Company acquired 118,072 shares of Class A common stock for $1.5 million from two executives of the Company upon separation from the Company.

NOTE 13--SEGMENT INFORMATION

   The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding.

NOTE 14--GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

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

                               SEALY CORPORATION

   The following supplemental consolidating condensed financial statements present:

     1. Consolidating condensed balance sheets as of May 27, 2001 and November 26, 2000 and consolidating condensed statements of operations and cash flows for the six months ended May 27, 2001 and May 28, 2000 and the consolidated condensed statements of operations for the three months ended May 27, 2001 and May 28, 2000.

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

                               SEALY CORPORATION

          SUPPLEMENTAL CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MAY 27, 2001
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-
 Affiliates.............    $   --    $ 12,911    $183,987     $44,239      $(3,966)     $237,171
Net sales--Affiliates...        --         --       35,800         --           --         35,800
                            -------   --------    --------     -------      -------      --------
    Total net sales.....        --      12,911     219,787      44,239       (3,966)      272,971
Costs and expenses:
  Cost of goods sold--
   Non-Affiliates.......        --       8,719     104,910      28,315       (3,966)      137,978
  Cost of goods sold--
   Affiliates...........        --         --       19,015         --           --         19,015
                            -------   --------    --------     -------      -------      --------
    Total cost of goods
     sold...............        --       8,719     123,925      28,315       (3,966)      156,993
  Selling, general and
   administrative.......         45      4,187      78,556      11,934          --         94,722
  Amortization of
   intangibles..........        --          91       2,994         512          --          3,597
                            -------   --------    --------     -------      -------      --------
Income from operations..        (45)       (86)     14,312       3,478          --         17,659
  Interest expense,
   net..................      1,164     16,933        (325)        327          --         18,099
  Other (income)
   expense, net.........        --         --       (4,625)      1,208          --         (3,417)
  Loss (income) from
   equity investees.....       (708)    (1,639)        --          --         2,347           --
  Loss (income) from
   nonguarantor equity
   investees............        --        (372)       (787)        --         1,159           --
  Capital charge and
   intercompany interest
   allocation...........     (1,209)   (16,086)     17,417        (122)         --            --
                            -------   --------    --------     -------      -------      --------
Income (loss) before
 income taxes and
 extraordinary item.....        708      1,078       2,632       2,065       (3,506)        2,977
Income tax expense
 (benefit)..............         (8)      (238)        922         906          --          1,582
                            -------   --------    --------     -------      -------      --------
Income (loss) before
 extraordinary item.....        716      1,316       1,710       1,159       (3,506)        1,395
Extraordinary item--loss
 from early
 extinguishement of
 debt...................        --         608          71         --           --            679
                            -------   --------    --------     -------      -------      --------
Net income (loss).......    $   716   $    708    $  1,639     $ 1,159      $(3,506)     $    716
                            =======   ========    ========     =======      =======      ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MAY 28, 2000
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-
 Affiliates.............    $   --    $ 11,115    $197,646     $22,574      $ (3,582)    $227,753
Net sales--Affiliates...        --         --       36,302         --            --        36,302
                            -------   --------    --------     -------      --------     --------
    Total net sales.....        --      11,115     233,948      22,574        (3,582)     264,055
Costs and expenses:
  Cost of goods sold--
   Non-Affiliates.......        --       6,971     108,962      13,707        (3,582)     126,058
  Cost of goods sold--
   Affiliates...........        --         --       19,133         --            --        19,133
                            -------   --------    --------     -------      --------     --------
    Total cost of goods
     sold...............        --       6,971     128,095      13,707        (3,582)     145,191
  Selling, general and
   administrative.......         31      3,241      76,232       6,470           --        85,974
  Stock based
   compensation.........        990        --          --          --            --           990
  Amortization of
   intangibles..........        --         100       2,902         192           --         3,194
                            -------   --------    --------     -------      --------     --------
Income from operations..     (1,021)       803      26,719       2,205           --        28,706
  Interest expense,
   net..................        916     15,296        (979)        (95)          --        15,138
  Loss (income) from
   equity investees.....     (8,122)    (9,390)        --          --         17,512          --
  Loss (income) from
   nonguarantor equity
   investees............        --       1,260      (2,418)        --          1,158          --
  Capital charge and
   intercompany interest
   allocation...........       (947)   (14,487)     15,205         229           --           --
                            -------   --------    --------     -------      --------     --------
  Income (loss) before
   income taxes.........      7,132      8,124      14,911       2,071       (18,670)      13,568
  Income tax expense
   (benefit)............       (436)         2       5,521         913           --         6,000
                            -------   --------    --------     -------      --------     --------
Net income (loss).......    $ 7,568   $  8,122    $  9,390     $ 1,158      $(18,670)    $  7,568
                            =======   ========    ========     =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED MAY 27, 2001
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
Net sales--Non-
 Affiliates.............    $   --    $24,826     $375,888      $71,774      $ (7,060)    $465,428
Net sales--Affiliates...        --         --       73,381           --            --       73,381
                            ------    -------     --------      -------      --------     --------
    Total net sales.....        --     24,826      449,269       71,774        (7,060)     538,809
Costs and expenses:
  Cost of goods sold--
   Non-Affiliates.......        --     16,609      210,093       44,695        (7,060)     264,337
  Cost of goods sold--
   Affiliates...........        --         --       38,888           --            --       38,888
                            ------    -------     --------      -------      --------     --------
    Total cost of goods
     sold...............        --     16,609      248,981       44,695        (7,060)     303,225
  Selling, general and
   administrative               90      7,668      153,329       20,800            --      181,887
  Stock based
   compensation.........       500         --           --           --            --          500
  Restructuring
   Charges..............        --         --        1,183           --            --        1,183
  Amortization of
   intangibles..........        --        181        6,074          768            --        7,023
                            ------    -------     --------      -------      --------     --------
Income from operations..      (590)       368       39,702        5,511            --       44,991
  Interest expense,
   net..................     2,280     32,594           29          187            --       35,090
  Other (income)
   expense, net.........        --         --       (4,625)       2,491            --       (2,134)
  Loss (income) from
   equity investees.....    (5,908)    (5,989)          --           --        11,897
  Loss (income) from
   nonguarantor equity
   investees............        --     (1,245)        (446)          --         1,691           --
  Capital charge and
   intercompany interest
   allocation...........    (2,370)   (30,964)      33,568         (234)           --           --
                            ------    -------     --------      -------      --------     --------
Income (loss) before
 income taxes and
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............     5,408      5,972       11,176        3,067       (13,588)      12,035
Income tax expense
 (benefit)..............      (243)      (392)       5,116        1,376            --        5,857
                            ------    -------     --------      -------      --------     --------
Income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............     5,651      6,364        6,060        1,691       (13,588)       6,178
Extraordinary item--loss
 from early
 extinquishment of
 debt...................        --        608           71           --            --          679
Cumulative effect of
 change in accounting
 principle..............        --       (152)          --           --            --         (152)
                            ------    -------     --------      -------      --------     --------
Net income (loss).......    $5,651    $ 5,908     $  5,989      $ 1,691      $(13,588)    $  5,651
                            ======    =======     ========      =======      ========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED MAY 28, 2000
                                 (in thousands)

                                       Sealy      Combined     Combined
                             Sealy    Mattress   Guarantor   Non-Guarantor
                          Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                          ----------- --------  ------------ ------------- ------------ ------------
Net sales--Non-
 Affiliates.............    $    --   $21,365     $394,056      $43,444      $ (7,144)    $451,721
Net sales--Affiliates...         --        --       68,973           --            --       68,973
                            -------   -------     --------      -------      --------     --------
    Total net sales.....         --    21,365      463,029       43,444        (7,144)     520,694
Costs and expenses:
  Cost of goods sold--
   Non-Affiliates.......         --    13,507      217,286       26,596        (7,144)     250,245
  Cost of goods sold--
   Affiliates...........         --        --       36,373           --            --       36,373
                            -------   -------     --------      -------      --------     --------
    Total cost of goods
     sold...............         --    13,507      253,659       26,596        (7,144)     286,618
  Selling, general and
   administrative                76     6,391      151,025       12,161                    169,653
  Stock based
   compensation.........      1,980        --           --           --            --        1,980
  Amortization of
   intangibles..........         --       199        5,771          386            --        6,356
                            -------   -------     --------      -------      --------     --------
Income from operations..     (2,056)    1,268       52,574        4,301            --       56,087
  Interest expense,
   net..................      1,895    31,365         (705)        (183)           --       32,372
  Other (income)
   expense, net.........         --        --         (144)          --            --         (144)
  Loss (income) from
   equity investees.....    (14,214)  (16,877)          --           --        31,091           --
  Loss (income) from
   nonguarantor equity
   investees............         --     2,445       (4,651)          --         2,206           --
  Capital charge and
   intercompany interest
   allocation...........     (1,971)  (29,702)      31,200          473            --           --
                            -------   -------     --------      -------      --------     --------
Income (loss) before
 income taxes...........     12,234    14,037       26,874        4,011       (33,297)      23,859
Income tax expense
 (benefit)..............       (891)     (177)       9,997        1,805            --       10,734
                            -------   -------     --------      -------      --------     --------
Net income (loss).......    $13,125   $14,214     $ 16,877      $ 2,206      $(33,297)    $ 13,125
                            =======   =======     ========      =======      ========     ========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                  May 27, 2001
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
         ASSETS
Current assets:
  Cash and cash equiva-
   lents................   $    --    $    424    $ 11,236     $  4,905    $     --      $ 16,565
  Accounts receivable--
   Non-Affiliates,
   net..................          4      5,712      98,959       41,108          --       145,783
  Accounts receivable--
   Affiliates, net......        --         --       31,108          --           --        31,108
  Inventories...........        --       3,104      42,101       18,093          --        63,298
  Prepaids and deferred
   taxes................      2,093        436      21,343        9,973          --        33,845
                           --------   --------    --------     --------    ---------     --------
                              2,097      9,676     204,747       74,079          --       290,599
Property, plant and
 equipment, at cost.....        --       9,770     205,859       46,561          --       262,190
Less: accumulated depre-
 ciation................        --      (2,230)    (71,438)      (4,670)         --       (78,338)
                           --------   --------    --------     --------    ---------     --------
                                --       7,540     134,421       41,891          --       183,852
Other assets:
  Goodwill and other in-
   tangibles, net.......        --      12,395     327,817       43,243          --       383,455
  Net investment in and
   advances to (from)
   subsidiaries and
   affiliates...........    (56,631)   609,070    (394,418)     (48,190)    (109,831)         --
  Investment in affili-
   ates.................        --         --          --        28,112          --        28,112
  Debt issuance costs,
   net and other as-
   sets.................        154     22,634      12,724          761          --        36,273
                           --------   --------    --------     --------    ---------     --------
                            (56,477)   644,099     (53,877)      23,926     (109,831)     447,840
                           --------   --------    --------     --------    ---------     --------
   Total assets.........   $(54,380)  $661,315    $285,291     $139,896    $(109,831)    $922,291
                           ========   ========    ========     ========    =========     ========
    LIABILITIES AND
      STOCKHOLDERS'
     EQUITY(DEFICIT)
Current liabilities:
  Current portion--long-
   term obligation......   $    --    $  1,500    $    --      $  1,538    $     --      $  3,038
  Accounts payable......        --         448      44,443       34,841          --        79,732
  Accrued interest......        --         833      15,933          131          --        16,897
  Accrued incentives and
   advertising..........        --       1,189      35,669        3,554          --        40,412
  Accrued compensation..        --         546      10,570        4,427          --        15,543
  Other accrued ex-
   penses...............        112      1,766      23,610        6,575          --        32,063
                           --------   --------    --------     --------    ---------     --------
                                112      6,282     130,225       51,066          --       187,685
Long-term debt..........     37,668    710,545         112       15,387          --       763,712
Other noncurrent liabil-
 ities..................      8,354      7,532      24,321        4,461          --        44,668
Deferred income taxes...     (3,288)       732      19,620        4,800          --        21,864
Minority interest.......        --         --          --         1,588          --         1,588
Stockholders' equity
 (deficit)..............    (97,226)   (63,776)    111,013       62,594     (109,831)     (97,226)
                           --------   --------    --------     --------    ---------     --------
   Total liabilities and
    stockholders' equity
    (deficit)...........   $(54,380)  $661,315    $285,291     $139,896    $(109,831)    $922,291
                           ========   ========    ========     ========    =========     ========

                               SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                               November 26, 2000
                                 (in thousands)

                                                             Consolidated
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
         ASSETS
Current assets:
  Cash and cash
   equivalents..........   $    --    $    354    $  6,672     $11,088     $     --      $ 18,114
  Accounts receivable--
   Non-Affiliates, net..         34      5,603      87,155      22,881           --       115,673
  Accounts receivable--
   Affiliates, net......        --         --       29,816         --            --        29,816
  Inventories...........        --       1,744      42,643       7,485           --        51,872
  Prepaid expenses and
   other assets.........      1,477        411      17,069       5,394           --        24,351
                           --------   --------    --------     -------     ---------     --------
                              1,511      8,112     183,355      46,848           --       239,826
Property, plant and
 equipment, at cost.....        --       9,547     198,203      19,770           --       227,520
Less accumulated
 depreciation...........        --       1,938      64,762       3,737           --        70,437
                           --------   --------    --------     -------     ---------     --------
                                --       7,609     133,441      16,033           --       157,083
Other assets:
  Goodwill and other
   intangibles, net.....        --      13,256     333,167      28,815           --       375,238
  Net investment in and
   advances to (from)
   subsidiaries and
   affiliates...........    (44,613)   529,908    (316,056)    (39,788)     (129,451)         --
  Investment in
   affiliates...........        --         --          --       30,519           --        30,519
  Debt issuance costs,
   net and other
   assets...............        813     20,193       6,163         180           --        27,349
                           --------   --------    --------     -------     ---------     --------
                            (43,800)   563,357      23,274      19,726      (129,451)     433,106
                           --------   --------    --------     -------     ---------     --------
   Total assets.........   $(42,289)  $579,078    $340,070     $82,607     $(129,451)    $830,015
                           ========   ========    ========     =======     =========     ========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion--long-
   term obligations.....   $    --    $ 33,813    $    359     $   201     $     --      $ 34,373
  Acounts payable.......        --         634      45,567      11,486           --        57,687
  Accrued incentives and
   advertising..........        --       1,451      33,482       3,324           --        38,257
  Accrued compensation..        --         571      21,493       2,064           --        24,128
  Accrued interest......        --         633      12,117         (86)          --        12,664
  Stock based
   compensation.........     10,699        --          --          --            --        10,699
  Other accrued
   expenses.............         82        915      25,028       4,188           --        30,213
                           --------   --------    --------     -------     ---------     --------
                             10,781     38,017     138,046      21,177           --       208,021
Long-term obligations...     35,505    602,481      13,673         151           --       651,810
Other noncurrent
 liabilities............      8,002        --       28,798       1,369           --        38,169
Deferred income taxes...     (3,287)       732      21,333       5,023           --        23,801
Minority interest.......        --         --          --        1,504           --         1,504
Stockholders' equity....    (93,290)   (62,152)    138,220      53,383      (129,451)     (93,290)
                           --------   --------    --------     -------     ---------     --------
   Total liabilities and
    stockholders'
    equity..............   $(42,289)  $579,078    $340,070     $82,607     $(129,451)    $830,015
                           ========   ========    ========     =======     =========     ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED MAY 27, 2001
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
Net cash used in
 operating activities...   $    --    $   (139)   $ (6,200)    $(12,054)     $ --        $(18,393)
                           --------   --------    --------     --------      -----       --------
Cash flows from
 investing activities:
  Purchase of property
   and equipment, net...        --        (224)     (8,178)      (1,414)       --          (9,816)
  Acquisition of
   business, net of cash
   acquired.............        --         --          --       (30,285)       --         (30,285)
  Net activity in
   investment in and
   advances to (from)
   subsidiaries and
   affiliates...........     10,716    (67,338)     32,974       23,648        --             --
                           --------   --------    --------     --------      -----       --------
Net proceeds provided by
 (used in) investing
 activities.............     10,716    (67,562)     24,796       (8,051)       --         (40,101)
Cash flows from
 financing activities:
  Treasury stock
   repurchase...........    (12,178)       --          --           --         --         (12,178)
  Proceeds from
   repayment of long-
   term obligations,
   net..................        --     127,500         --           --         --         127,500
  Repayment of long-term
   obligations, net.....        --     (54,150)    (14,032)      14,149        --         (54,033)
  Equity issuances......      1,462        --          --           --         --           1,462
  Debt issuance costs...        --      (5,579)        --          (227)       --          (5,806)
                           --------   --------    --------     --------      -----       --------
    Net cash provided by
     (used in) financing
     activities.........    (10,716)    67,771     (14,032)      13,922        --          56,945
                           --------   --------    --------     --------      -----       --------
Change in cash and cash
 equivalents............        --          70       4,564       (6,183)       --          (1,549)
Cash and cash
 equivalents:
  Beginning of period...        --         354       6,672       11,088        --          18,114
                           --------   --------    --------     --------      -----       --------
  End of period.........   $    --    $    424    $ 11,236     $  4,905      $ --        $ 16,565
                           ========   ========    ========     ========      =====       ========

                               SEALY CORPORATION

         SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED MAY 28, 2000
                                 (in thousands)

                                                               Combined
                                       Sealy      Combined       Non-
                             Sealy    Mattress   Guarantor    Guarantor
                          Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                          ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............     $--      $   962     $ 44,113     $(2,909)      $ --        $42,166
                             ----     -------     --------     -------       -----       -------
Cash flows from
 investing activities:
  Purchase of property
   and equipment, net...      --          (27)      (7,465)     (1,250)        --         (8,742)
  Net activity in
   investment in and
   advances to (from)
   subsidiaries and
   affiliates...........      --        4,610       (8,691)      4,081         --            --
                             ----     -------     --------     -------       -----       -------
Net proceeds provided by
 (used in) investing
 activities.............      --        4,583      (16,156)      2,831         --         (8,742)
Cash flows from
 financing activities:
  Proceeds from
   repayment of long-
   term obligations,
   net..................      --       (5,550)        (143)        --          --         (5,693)
  Net equity activity
   with Parent..........      --          --           --          --          --            --
                             ----     -------     --------     -------       -----       -------
    Net cash provided by
     (used in) financing
     activities.........      --       (5,550)        (143)        --          --         (5,693)
                             ----     -------     --------     -------       -----       -------
Change in cash and cash
 equivalents............      --           (5)      27,814         (78)        --         27,731
Cash and cash
 equivalents:
  Beginning of period...      --           13        6,220       4,612         --         10,845
                             ----     -------     --------     -------       -----       -------
  End of period.........     $--      $     8     $ 34,034     $ 4,534       $ --        $38,576
                             ====     =======     ========     =======       =====       =======

                               SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2--Quarter Ended May 27, 2001 compared with Quarter Ended May 28, 2000

   Net Sales. Net sales increased $8.9 million, or 3.4% for the quarter ended May 27, 2001, when compared to the quarter ended May 28, 2000. The $8.9 million increase is comprised of increases in the Company's international operations of $21.7 million, partially offset by decreases in the Domestic operations of $12.8 million. The increase is attributable to a 10.8% increase in unit volume, partially offset by a 6.7% decrease in average unit selling price. Volume growth was attributable to the acquisitions of Sapsa Bedding S.A. in Europe, Rozen S.R.L. in Argentina, acquired in 2000, and the Bassett brand bedding license, acquired in 2000, and growth in the existing international business, partially offset by lower unit volume in the domestic business attributable to the slowdown in the U.S. economy. The lower average unit selling price is primarily attributable to growth in the international business as those products typically carry a lower unit selling price.

   Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, increased 2.5 percentage points to 57.5%. The increase in cost of sales includes a $2.9 million physical inventory adjustment due primarily to understating material usage. Procedures and controls in this area have been strengthened as part of a management reorganization previously announced. The cost of goods sold percentage also increased due to growth in the international business, which generally carries a lower gross margin rate, shift in the domestic product mix to lower margin products, and lower absorption of fixed costs due to lower sales volumes for the domestic business.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $8.7 million to $94.7 million, or 34.7% of net sales, compared to $86.0 million, or 32.6% of net sales. This increase is primarily due to additional costs associated with the businesses acquired in the international operations. Additionally, Argentina incurs costs associated with its retail store operations, which the Company does not have in its domestic business. During the quarter, the Company increased bad debt expense by $2.0 million in response to the slowing economy and incurred an additional $1.9 million in promotional expenses related to new customers.

   Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $1.0 charge in the quarter ended May 28, 2000. No charge was necessary for the quarter ended May 27, 2001.

   Interest Expense. Interest expense, net of interest income, increased $3.0 million primarily due to increased average debt levels, partially offset by a decrease in average interest rates associated with the Company's floating rate debt. In addition, the Company received $1.2 million of interest income in the quarter ended May 28, 2000 on a tax refund associated with a favorable conclusion of an IRS examination.

   Other (Income) Expense, net. In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy will receive a $4.6 million termination fee which is recorded as other income. Other (income) expense, net also includes the equity in the (earnings) loss of equity investees and minority interest.

   Income Tax. The Company's effective income tax rates in 2001 and 2000 differ from the Federal statutory rate principally because of the application of purchase accounting and state and local income taxes. The Company's effective tax rate for 2001 is approximately 61.2% compared to 44.2% for 2000. The higher effective tax rate for 2001 is due to lower projected pretax income for the year compared to 2000 which increases the impact of non-deductible goodwill.

   Net Income. For the reasons set forth above, the Company recorded net income of $0.7 million for the quarter ended May 27, 2001 versus $7.6 million for the quarter ended May 28, 2000.

Six Months Ended May 27, 2001 compared with Six Months Ended May 28, 2000

   Net Sales. Net sales increased $18.1 million, or 3.5% for the six months ended May 27, 2001, when compared to the six months ended May 28, 2000. The $18.1 million increase is comprised of increases in the Company's international operations of $27.7 million, partially offset by decreases in the domestic operations of $9.6 million. The increase is attributable to an 8.0% increase in unit volume, partially offset by a 4.2% decrease in the average unit selling price. Volume growth was attributable to the acquisitions of Sapsa Bedding S.A. in Europe, Rozen S.R.L. in Argentina, acquired in 2000, and the Bassett brand bedding license, acquired in 2000, and growth in the existing international business, partially offset by lower unit volume in the domestic business attributable to the slowdown in the U.S. economy. The lower average unit selling price is primarily attributable to growth in the international business as those products typically carry a lower unit selling price.

   Cost of Goods Sold. Cost of goods sold for the six months, as a percentage of net sales, increased 1.3 percentage points to 56.3%. The increase in cost of sales includes a $2.9 million physical inventory adjustment due primarily to understating material usage. Procedures and controls in this area have been strengthened as part of a management reorganization previously announced. The cost of goods sold percentage also increased due to growth in the international business, which generally carries a lower gross margin rate, shift in the domestic product mix to lower margin products, and lower absorption of fixed costs due to lower sales volumes for the domestic business.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $12.2 million to $181.9 million, or 33.8% of net sales, compared to $169.7 million or 32.6% of net sales. This increase is primarily due to additional costs associated with the businesses acquired in the international operations. Additionally, Argentina incurs costs associated with its retail store operations, which the Company does not have in its domestic business. During the first half of 2001, the Company increased bad debt expense by $2.2 million in response to the slowing economy and incurred an additional $2.0 million in promotional expenses related to new customers.

   Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $0.5 million charge during the first half of 2001, compared to $2.0 during the first half of 2000, to revalue this obligation to reflect an increase in the fair market value of the securities.

   Restructuring Charges. During the first half of 2001, the Company shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. Additionally, the Company recorded a $0.7 million charge for severance due to a management reorganization.

   Interest Expense. Interest expense, net of interest income, increased $2.7 million primarily due to increased average debt levels, partially offset by a decrease in average interest rates associated with the Company's floating rate debt. In addition, the Company received $1.2 million of interest income in the quarter ended May 28, 2000 on a tax refund associated with a favorable conclusion of an IRS examination.

   Other (Income) Expense, net. In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy will receive a $4.6 million termination fee which is recorded as other income. Other (income) expense, net also includes the equity in the (earnings) loss of equity investees and minority interest.

   Income Tax. The Company's effective income tax rates in 2001 and 2000 differ from the Federal statutory rate principally because of the application of purchase accounting and state and local income taxes. The Company's effective tax rate for 2001 is approximately 49.4% compared to 45.0% for 2000. The higher effective tax rate for 2001 is due to lower projected pretax income for the year compared to 2000 which increases the impact of non-deductible goodwill.

   Net Income (Loss). For the reasons set forth above, the Company recorded net income of $5.7 million for the six months ended May 27, 2001 versus $13.1 million for the six months ended May 28, 2000.

Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $9.8 million for the six months ended May 27, 2001. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At May 27, 2001, the Company had approximately $91.1 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $8.9 million. The weighted average effective interest rate on the Company's debt for the six months ended May 27, 2001 was 9.6%. The Revolving Credit Facility expires in December 2002. The Company expects it will have the ability to renew the existing revolving credit facility or have the ability to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations.

   The Company's accounts receivable increased $31.4 million from $145.5 million at November 26, 2000 to $176.9 million at May 27, 2001. This increase is primarily due to the acquisition of Sapsa Bedding S.A., increases associated with the international operations due to increased sales and increases associated with one affiliate that has negotiated with the Company to allow them to defer payment of a portion of its trade receivables (approximately $10 million) while renegotiating its credit agreement with its lenders due to recent operating performance. While there can be no assurance, the Company believes the affiliate will be successful in renegotiating its credit agreement. Additionally, as part of this renegotiation, the Company is considering alternatives that modify sales terms and conditions and existing trade indebtedness with the affiliate. Further discussions are currently ongoing with the Company's affiliate. The Company is unable to predict with certainty when or if negotiations will be completed. The Company believes that adequate allowances have been established for any potential losses on those trade receivables in the event the affiliate is unsuccessful in renegotiating the current credit agreement or obtaining alternate financing.

   The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. During the first half of 2001, several of these retailers reported lower than expected sales and profits. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

   The Company's inventory increased $11.4 million from $51.9 million at November 26, 2000 to $63.3 million at May 27, 2001. This increase is primarily attributable to the acquisition of Sapsa Bedding S.A.

   On April 10, 2001, the Company completed a private placement of $125 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007, require semi-annual interest payments commencing June 15, 2001. The proceeds from the placement were used to repay existing bank debt.

   During the first quarter, the Company secured an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25 million. The revolving credit facility expires in fiscal 2004. At May 27, 2001, the Company had approximately C$5.3 million available under this facility.

   On April 6, 2001, the Company completed the acquisition of Sapsa Bedding S.A., of Paris, France. The purchase price for the acquisition was $31.3 million, including costs associated with the acquisition. The acquisition was funded through approximately $8.6 million of existing cash, a $12.5 million draw on the new Canadian facility and a $10.2 million draw on the existing Revolving Credit Facility.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

   See Note 11 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

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

                                          Sealy Corporation

                                                  /s/ Ronald L. Jones
                                          By: _________________________________
                                                      Ronald L. Jones
                                                Chairman and Chief Executive
                                                          Officer
                                               (Principal Executive Officer)

                                                     /s/ Lee Wyatt
                                          By: _________________________________
                                                        E. Lee Wyatt
                                                 Corporate Vice President--
                                                       Administration
                                                and Chief Financial Officer
                                               (Principal Accounting Officer)

Date: July 11, 2001