Form 10-Q
period 2001-08-26
SEALY CORP
filed 2001-10-11
CIK 748015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: August 26, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                          Commission file number 1-8738



                                SEALY CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                         Sealy Drive One Office Parkway
                             Trinity, North Carolina
                    (Address of principal executive offices)*

                                   36-3284147
                      (I.R.S. Employer Identification No.)


                                      27370
                                   (Zip Code)

                                 (336) 861-3500
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's common stock outstanding as of October 9, 2001 was 30,748,304.

                          PART I. FINANCIAL INFORMATION

Item 1--Financial Statements

                                SEALY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                      Quarter         Quarter
                                                                                       Ended           Ended
                                                                                     August 26,      August 27,
                                                                                         2001          2000
Net sales--Non-Affiliates.......................................................     $  285,450    $  253,995
Net sales--Affiliates...........................................................         45,175        38,746
                                                                                     -----------   ----------
         Total net sales........................................................        330,625       292,741
Costs and expenses:
     Cost of goods sold--Non-Affiliates.........................................        158,646       139,581
     Cost of goods sold--Affiliates.............................................         24,020        20,263
                                                                                     -----------   ----------
         Total cost of goods sold...............................................        182,666       159,844
     Selling, general and administrative .......................................        113,139        88,993
     Stock based compensation...................................................           (500)        1,600
     Amortization of intangibles................................................          3,344         3,169
                                                                                     ----------    ----------
Income from operations..........................................................         31,976        39,135
     Interest expense...........................................................         19,684        16,321
     Other expense, net (Notes 5 and 12) .......................................         26,932           200
                                                                                     ----------    ----------
Income (loss) before income tax expense ........................................        (14,640)       22,614
Income tax expense..............................................................          7,106        10,175
                                                                                     ----------    ----------
Net income (loss)...............................................................        (21,746)       12,439
Liquidation preference for common L&M shares ...................................          4,072         3,702
                                                                                     ----------    ----------
Net income (loss) available to common shares ...................................     $  (25,818)    $   8,737
                                                                                     ==========     =========
Earnings per share--basic:
     Net income (loss)..........................................................     $    (0.71)    $    0.40
     Liquidation preference for common L & M shares.............................          (0.13)        (0.12)
                                                                                     ----------    ----------
     Net income (loss) available to common shareholders.........................     $    (0.84)    $    0.28
                                                                                     ==========     =========
Earnings per share--diluted:
     Net income (loss)..........................................................     $    (0.71)    $    0.36
     Liquidation preference for common L & M shares.............................          (0.13)        (0.11)
                                                                                     ----------    ----------
     Net income (loss) available to common shareholders.........................     $    (0.84)    $    0.25
                                                                                     ==========     =========
Weighted average number of common shares outstanding:
     Basic......................................................................         30,750        31,485
     Diluted....................................................................         30,750        34,228

     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                       Nine Months     Nine Months
                                                                                                       -----------     -----------
                                                                                                           Ended           Ended
                                                                                                           -----           -----
                                                                                                        August 26,       August 27,
                                                                                                        ----------       ----------
                                                                                                           2001            2000
                                                                                                           ----            ----
Net sales--Non-Affiliates ........................................................................       $ 750,878        $ 705,896
Net sales--Affiliates ............................................................................         118,556          107,539
                                                                                                         ---------        ---------
          Total net sales ........................................................................         869,434          813,435
Costs and expenses:
     Cost of goods sold--Non-Affiliates ..........................................................         422,983          389,825
     Cost of goods sold--Affiliates ..............................................................          62,908           56,636
                                                                                                         ---------        ---------
          Total cost of goods sold ...............................................................         485,891          446,461
     Selling, general and administrative .........................................................         295,026          258,646
     Stock based compensation ....................................................................              --            3,580
     Restructuring charge (Note 6) ...............................................................           1,183               --
     Amortization of intangibles .................................................................          10,367            9,525
                                                                                                         ---------        ---------
Income from operations ...........................................................................          76,967           95,223
     Interest expense ............................................................................          54,774           48,693
     Other expense, net (Notes 5 and 12) .........................................................          24,798               56
                                                                                                         ---------        ---------
Income (loss) before income tax expense, extraordinary item and cumulative effect
   of change in accounting principle .............................................................          (2,605)          46,474
Income tax expense ...............................................................................          12,963           20,910
                                                                                                         ---------        ---------
Income (loss) before extraordinary item and cumulative effect of change in accounting
   principle .....................................................................................         (15,568)          25,564

Extraordinary item--loss from early extinguishment of debt (net of income tax benefit
   of $452) (Note 4) .............................................................................             679               --
Cumulative effect of change in accounting principle (net of income tax expense of $101)
   (Note 7) ......................................................................................            (152)              --
                                                                                                         ---------        ---------
Net income (loss) ................................................................................         (16,095)          25,564
Liquidation preference for common L&M shares .....................................................          12,216           11,106
                                                                                                         ---------        ---------
Net income (loss) available to common shareholders ...............................................       $ (28,311)       $  14,458
                                                                                                         =========        =========
Earnings per share--basic:

     Income (loss) before extraordinary item and cumulative effect of change in
        accounting principle .....................................................................       $   (0.50)       $    0.81
     Extraordinary item ..........................................................................           (0.02)              --
     Cumulative effect of change in accounting principle .........................................              --               --
                                                                                                         ---------        ---------
     Net income (loss) ...........................................................................           (0.52)            0.81
     Liquidation preference for common L & M shares ..............................................           (0.40)           (0.35)
                                                                                                         ---------        ---------
     Net income (loss) available to common shareholders ..........................................       $   (0.92)       $    0.46
                                                                                                         =========        =========
Earnings per share--diluted:

     Income (loss) before extraordinary item and cumulative effect of change in
        accounting principle .....................................................................       $   (0.50)       $    0.75
     Extraordinary item ..........................................................................           (0.02)              --
     Cumulative effect of change in accounting principle .........................................              --               --
                                                                                                         ---------        ---------
     Net income (loss) ...........................................................................           (0.52)            0.75
     Liquidation preference for common L & M shares ..............................................           (0.40)           (0.33)
                                                                                                         ---------        ---------
     Net income (loss) available to common shareholders ..........................................       $   (0.92)       $    0.42
                                                                                                         =========        =========
Weighted average number of common shares outstanding:
     Basic .......................................................................................          30,865           31,485
     Diluted .....................................................................................          30,865           34,015



     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                         August 26,     November 26,
                                                         ----------     ------------
                                                           2001             2000*
                                                           ----             ----

                       ASSETS
Current assets:
     Cash and cash equivalents .....................    $   9,540       $  18,114
     Accounts receivable--Non-Affiliates, net ......      166,879         115,673
     Accounts receivable--Affiliates, net ..........       36,541          29,816
     Inventories ...................................       63,119          51,872
     Prepaid expenses and deferred taxes ...........       34,596          24,351
                                                        ---------       ---------
                                                          310,675         239,826
Property, plant and equipment, at cost .............      269,495         227,520
Less: accumulated depreciation .....................      (82,955)        (70,437)
                                                        ---------       ---------
                                                          186,540         157,083
Other assets:
     Goodwill and other intangibles, net ...........      382,560         375,238
     Investment in affiliates (Note 12) ............        1,382          30,519
     Debt issuance costs, net, and other assets ....       39,792          27,349
                                                        ---------       ---------
                                                          423,734         433,106
                                                        ---------       ---------
                                                        $ 920,949       $ 830,015
                                                        =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term obligations ......    $  21,674       $  34,373
     Accounts payable ..............................       80,965          57,687
     Accrued interest ..............................        7,078          12,664
     Accrued incentives and advertising ............       43,311          38,257
     Accrued compensation ..........................       16,483          24,128
     Stock based compensation ......................           --          10,699
     Other accrued expenses ........................       42,947          30,213
                                                        ---------       ---------
                                                          212,458         208,021
Long-term obligations ..............................      758,581         651,810
Other noncurrent liabilities .......................       47,477          38,169
Deferred income taxes ..............................       22,690          23,801
Minority interest ..................................        1,569           1,504
Stockholders' equity (deficit):
     Common stock ..................................          317             315
     Additional paid-in capital ....................      146,710         134,547
     Accumulated deficit ...........................     (231,967)       (215,872)
     Accumulated other comprehensive loss ..........      (24,623)        (12,195)
     Common stock held in treasury, at cost ........      (12,263)            (85)
                                                        ---------       ---------
                                                         (121,826)        (93,290)
                                                        ---------       ---------
                                                        $ 920,949       $ 830,015
                                                        =========       =========

________
* Condensed from audited financial statements.

     See accompanying notes to condensed consolidated financial statements.

                                SEALY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Nine Months    Nine Months
                                                                      -----------    -----------
                                                                         Ended          Ended
                                                                         -----          -----
                                                                       August 26,     August 27,
                                                                       ----------     ----------
                                                                          2001           2000
                                                                          ----           ----
Net cash (used in) provided by operating activities ............       $ (19,618)     $  53,324
Investing activities:
     Purchase of property and equipment, net ...................         (15,131)       (14,198)
     Purchase of business, net of cash acquired ................         (30,475)        (9,406)
                                                                       ---------      ---------
          Net cash used in investing activities ................         (45,606)       (23,604)
                                                                       ---------      ---------
Financing activities:
     Treasury stock repurchase .................................         (12,178)            --
     Proceeds from issuance of long-term notes .................         127,500             --
     Repayments of long-term obligations, net ..................         (54,215)       (12,308)
     Equity issuance ...........................................           1,466             --
     Debt issuance costs .......................................          (5,923)            --
                                                                       ---------      ---------
          Net cash provided by (used in) financing activities ..          56,650        (12,308)
                                                                       ---------      ---------
Change in cash and cash equivalents ............................          (8,574)        17,412
Cash and cash equivalents:
     Beginning of period .......................................          18,114         10,845
                                                                       ---------      ---------
     End of period .............................................       $   9,540      $  28,257
                                                                       =========      =========
Selected noncash items:
     Non-cash compensation .....................................       $      --      $   3,580
     Depreciation ..............................................          12,822         10,179
     Impairment charge .........................................          26,250             --
Non-cash interest expense associated with:
     Junior Subordinated Notes .................................           3,292          2,809
     Debt issuance costs .......................................           3,247          3,117
     Discount on Senior Subordinated Notes .....................           8,391          7,690





      See accompanying notes to condensed consolidated financial statements

                                SEALY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Nine months ended August 26, 2001


NOTE 1--BASIS OF PRESENTATION

     This report covers Sealy Corporation and its subsidiaries (collectively, "Sealy" or the "Company").

     The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended November 26, 2000.

     The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at August 26, 2001, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

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

     The Company regularly assesses all of its long-lived assets and investments for impairment when events or circumstances indicate their carrying value may not be recoverable. Refer to Notes 5 and 12 for an impairment charge taken with respect to investments during the quarter ended August 26, 2001.

     Certain reclassifications of previously reported financial information were made to conform to the 2001 presentation.

NOTE 2--INVENTORIES

     The major components of inventories were as follows:

                                          August 26,   November 26,
                                          ----------   ------------
                                             2001         2000
                                             ----         ----
                                              (In thousands)

                  Raw materials .........  $31,977       $29,360
                  Work in process .......   20,807        15,665
                  Finished goods ........   10,335         6,847
                                           -------       -------
                                           $63,119       $51,872
                                           =======       =======

NOTE 3--ACQUISITION OF SAPSA BEDDING S.A.

     On April 6, 2001, the Company acquired the outstanding capital stock of Sapsa Bedding, S.A., of Paris, France for $31.5 million, including costs associated with the acquisition. Sapsa, with primary locations in Paris, France and Milan, Italy, manufactures and sells latex bedding and bedding products to retailers and wholesalers in Europe. Sapsa also sells latex mattress cores and pillows to other manufacturers which sell the finished products under their own trademark. As part of the purchase price, EUR 3.0 million (approximately $2.8 million) is being held in escrow pursuant to the Share Sale Agreement. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the preliminary purchase price allocation, the Company recorded $16.4 million in goodwill and other intangibles to be amortized primarily over a 20 year period.

                                SEALY CORPORATION

               Cash paid .............................  $31.5
               Fair value of liabilities assumed .....   40.8
                                                        -----
               Purchase price ........................   72.3
               Fair value of assets acquired .........   55.9
                                                        -----
               Goodwill ..............................  $16.4
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

NOTE 5--OTHER EXPENSE, NET

     The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. Various operating factors combined with weak economic conditions created during the third quarter produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI. The Company has determined that the decline in the value of such investments is other than temporary and, as a consequence, has recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values of $1.4 million as of August 26, 2001. See Note 12 for further discussion.

     In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy received a $4.6 million termination fee that is recorded as other income.

     Other expense, net also includes the equity in the (earnings) loss of equity investees and minority interest.

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

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued FAS 141, "Business Combinations". FAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This statement applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company will adopt the provisions of this pronouncement for any business combinations subsequent to June 30, 2001.

     In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001, the Company's first quarter of fiscal year 2003. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. It also addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Company will adopt the non-amortization provision for any acquisitions with a closing date subsequent to June 30, 2001. Management is currently evaluating the effects of the other provisions of this Statement.

     In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002, the Company's first quarter of fiscal year 2003. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Management is currently evaluating the effects of this Statement.

     In April 2001, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs covered by the provisions of 00-25 as selling expenses. The Company is currently evaluating the impact of the new accounting guidance and expects that certain costs historically recorded as marketing and selling expenses will be reclassified as a reduction of revenues. The guidance from this issue should be applied no later than in interim financial statements for periods beginning after December 15, 2001, the Company's second quarter of fiscal 2002.

NOTE 8--HEDGING STRATEGY

     The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. At August 26, 2001, $350.5 million of the Company's outstanding long-term debt was designated as the hedged items to the interest rate swap agreements. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. At August 26, 2001, the fair value carrying amounts of these instruments, which is included in other noncurrent liabilities, was a liability of $13.0 million. In addition, $13.0 million was recorded as a loss in accumulated other comprehensive loss.

                                SEALY CORPORATION

     To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward contracts and currency options and collars. At August 26, 2001, the Company had a currency collar on $3.5 million payable in Canadian dollars, a forward contract to sell $8.6 million Canadian dollars and an option to sell 15.2 million Mexican pesos. The value of those positions was not material.

NOTE 9--NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                             Three months ended        Nine months ended
                                                                             ------------------        -----------------
                                                                          August 26,   August 27,   August 26,    August 27,
                                                                          ----------   ----------   ----------    ----------
                                                                             2001         2000         2001          2000
                                                                             ----         ----         ----          ----
Numerator:
     Income (loss) before extraordinary item and cumulative effect of
        change in accounting principle ..............................     $(21,746)     $ 12,439     $(15,568)     $ 25,564
     Extraordinary item .............................................           --            --          679            --
     Cumulative effect of change in accounting principle ............           --            --         (152)           --
                                                                          --------      --------     --------      --------
     Net income (loss) ..............................................      (21,746)       12,439      (16,095)       25,564
Liquidation preference for common L&M shares ........................        4,072         3,702       12,216        11,106
                                                                          --------      --------     --------      --------
Net income (loss) available to common shareholders ..................     $(25,818)     $  8,737     $(28,311)     $ 14,458
                                                                          ========      ========     ========      ========
Denominator:
     Denominator for basic earnings per share--weighted average
        shares ......................................................       30,750        31,485       30,865        31,485
Effect of dilutive securities:
     Stock options ..................................................            *         2,743            *         2,530
                                                                          --------      --------     --------      --------
Denominator for diluted earnings per share--adjusted weighted-
   average shares and assumed conversions ...........................       30,750        34,228       30,865        34,015
                                                                          ========      ========     ========      ========

     * Due to the loss for the three and nine months ended August 26, 2001, the dilutive securities are antidilutive and, accordingly, are excluded from the calculation in dilutive earnings per share.

NOTE 10--COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three and nine months ended August 26, 2001 was ($24.6) million and ($28.5) million and for the three and nine months ended August 27, 2000 was $13.3 million and $25.5 million, respectively.

     Activity in Stockholders' Equity (Deficit) is as follows (dollar amounts in thousands):

                                                                                                   Accumulated
                                                                                                   -----------
                                   Current Year              Additional                               Other
                                   ------------              ----------                               -----
                                  Comprehensive   Common       Paid-in    Accumulated   Treasury  Comprehensive
                                  -------------   ------       -------    -----------   --------  -------------
                                   Income(Loss)    Stock       Capital      Deficit       Stock   Income (Loss)     Total
                                   ------------    -----       -------      -------       -----   -------------     -----
Balances at November 26,
  2000 ........................     $      --    $     315    $ 134,547    $(215,872)  $     (85)   $ (12,195)   $ (93,290)
    Net loss for the nine
      months ended August 26,
      2001 ....................     $ (16,095)          --           --      (16,095)         --           --      (16,095)
    Purchase of stock held by
      executive subject to
      mandatory repurchase
      provisions ..............            --           --       10,699          --      (10,699)          --           --
    Exercise of stock
      options .................            --            2        1,464          --           --           --        1,466
    Purchase of treasury
      stock ...................            --           --           --          --       (1,479)          --       (1,479)
    Change in fair value of
      cash flow hedges ........       (12,999)          --           --          --           --      (12,999)     (12,999)
    Foreign currency
      translation adjustment ..           571           --           --          --           --          571          571
                                    ---------    ---------    ---------   ---------    ---------    ---------    ---------
Balances at August 26, 2001 ...     $ (28,523)   $     317    $ 146,710   $(231,967)   $ (12,263)   $ (24,623)   $(121,826)
                                    =========    =========    =========   =========    =========    =========    =========

                                SEALY CORPORATION

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

NOTE 12--RELATED PARTY TRANSACTIONS

     The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. As of August 26, 2001 and August 27, 2000, respectively, the Company has made year-to-date sales of $110.7 million and $101.5 million of finished mattress products pursuant to multi-year supply contracts to affiliated and related parties of Bain Capital. The Company believes that the terms on which mattresses are supplied to related parties are not materially less favorable than those that might reasonably be obtained in a comparable transaction on an arm's-length basis from a person that is not an affiliate or related party.

     Various operating factors combined with weak economic conditions created during the third quarter produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI. The Company has determined that the decline in the value of such investments is other than temporary and, as a consequence, has recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values of $1.4 million as of August 26, 2001. Although continuing to evaluate its tax strategies related to the impairment loss, the Company did not recognize a tax benefit related to the impairment charge due to uncertainty concerning the recoverability of such benefit for financial statements purposes as of August 26, 2001.

     The Company's affiliates discussed above are currently renegotiating their credit agreements due to recent operating performance. The Company believes the affiliates will be successful in renegotiating their credit agreements. Negotiations are continuing between the affiliates, lenders and the Company. There can be no assurance that agreements can be finalized. The Company is considering various and changing alternatives including, among others, making investments in the affiliates and converting a portion of the affiliates trade receivables into a convertible note receivable, as well as, modifying terms and conditions of its sales and accounts receivable. The Company is not however obligated to enter into any agreement or fund any additional investments. The Company believes that adequate allowances have been established as of August 26, 2001 for any potential losses on affiliate trade receivables. The Company is, however, unable to predict the impact, if any, should the affiliates continue to be impacted by a weakened economy, be unsuccessful in renegotiating their current credit agreements or obtaining alternate additional financing.

                                SEALY CORPORATION

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

     The following supplemental consolidating condensed financial statements present:

          1. Consolidating condensed balance sheets as of August 26, 2001 and November 26, 2000 and consolidating condensed statements of operations and cash flows for the nine months ended August 26, 2001 and August 27, 2000 and the consolidated condensed statements of operations for the three months ended August 26, 2001 and August 27, 2000.

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

                                SEALY CORPORATION

          SUPPLEMENTAL CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 26, 2001
                                 (in thousands)

                                                                              Combined
                                                                               --------
                                                        Sealy     Combined       Non-
                                                        -----     --------       ---
                                           Sealy       Mattress   Guarantor    Guarantor
                                           -----       --------   ---------    ---------
                                         Corporation   Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                         -----------   -------   ------------  ------------  ------------  -----------
Net sales--Non-Affiliates ............   $      --    $  15,636    $ 219,695    $  54,209    $  (4,090)     $ 285,450
Net sales--Affiliates ................          --           --       45,175           --           --         45,175
                                         ---------    ---------    ---------    ---------    ---------      ---------
          Total net sales ............          --       15,636      264,870       54,209       (4,090)       330,625
Costs and expenses:
     Cost of goods sold--Non-
        Affiliates ...................          --       10,200      119,353       33,183       (4,090)       158,646
     Cost of goods sold--
        Affiliates ...................          --           --       24,020           --           --         24,020
                                         ---------    ---------    ---------    ---------    ---------      ---------
          Total cost of goods
             sold ....................          --       10,200      143,373       33,183       (4,090)       182,666
     Selling, general and
        administrative ...............          45        4,624       91,899       16,571           --        113,139
     Stock based compensation ........        (500)          --           --           --           --           (500)
     Amortization of intangibles .....          --           95        2,662          587           --          3,344
                                         ---------    ---------    ---------    ---------    ---------      ---------
Income from operations ...............         455          717       26,936        3,868           --         31,976
     Interest expense ................       1,228       18,006          (69)         519           --         19,684
     Other expense,
        net ..........................          --           --           --       26,932           --         26,932
     Loss (income) from equity
        investees ....................      22,003       22,202           --           --      (44,205)            --
     Loss (income) from
        nonguarantor equity
        investees ....................          --           26       25,301           --      (25,327)            --
     Capital charge and
        intercompany interest
        allocation ...................      (1,273)     (17,106)      18,507         (128)          --             --
                                         ---------    ---------    ---------    ---------    ---------      ---------

Income (loss) before income taxes ....     (21,503)     (22,411)     (16,803)     (23,455)      69,532        (14,640)
Income tax expense (benefit) .........         243         (408)       5,399        1,872           --          7,106
                                         ---------    ---------    ---------    ---------    ---------      ---------
Net income (loss) ....................   $ (21,746)   $ (22,003)   $ (22,202)   $ (25,327)   $  69,532      $ (21,746)
                                         =========    =========    =========    =========    =========      =========

                                SEALY CORPORATION

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 27, 2000
                                 (in thousands)

                                                                                  Combined
                                                                                  --------
                                                        Sealy       Combined        Non-
                                                        -----       --------        ----
                                           Sealy      Mattress      Guarantor     Guarantor
                                           -----      --------      ---------     ---------
                                        Corporation    Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                        -----------    -------    ------------  ------------   ------------  ------------
Net sales--Non-Affiliates ..........     $      --    $  11,904     $ 221,008     $  24,915     $  (3,832)     $ 253,995
Net sales--Affiliates ..............            --           --        38,746            --            --         38,746
                                         ---------    ---------     ---------     ---------     ---------      ---------
          Total net sales ..........            --       11,904       259,754        24,915        (3,832)       292,741
Costs and expenses:
     Cost of goods sold--Non-
        Affiliates .................            --        7,498       121,003        14,912        (3,832)       139,581
     Cost of goods sold--
        Affiliates .................            --           --        20,263            --            --         20,263
                                         ---------    ---------     ---------     ---------     ---------      ---------
          Total cost of goods
             sold ..................            --        7,498       141,266        14,912        (3,832)       159,844
     Selling, general and
        administrative .............            59        3,502        78,935         6,497            --         88,993
     Stock based compensation ......         1,600           --            --            --            --          1,600
     Amortization of intangibles ...            --           99         2,879           191            --          3,169
                                         ---------    ---------     ---------     ---------     ---------      ---------
Income (loss) from operations ......        (1,659)         805        36,674         3,315            --         39,135
     Interest expense ..............           812       15,748          (138)         (101)           --         16,321
     Other expense,
        net ........................            --           --            --           200            --            200
     Loss (income) from equity
        investees ..................       (13,319)     (14,588)           --            --        27,907             --
     Loss (income) from
        nonguarantor equity
        investees ..................            --        1,262        (2,819)           --         1,557             --
     Capital charge and
        intercompany interest
        allocation .................          (871)     (14,927)       15,576           222            --             --
                                         ---------    ---------     ---------     ---------     ---------      ---------
Income (loss) before income
     taxes .........................        11,719       13,310        24,055         2,994       (29,464)        22,614
Income tax expense
     (benefit) .....................          (720)          (9)        9,467         1,437            --         10,175
                                         ---------    ---------     ---------     ---------     ---------      ---------
Net income (loss) ..................     $  12,439    $  13,319     $  14,588     $   1,557     $ (29,464)     $  12,439
                                         =========    =========     =========     =========     =========      =========

                                SEALY CORPORATION

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED AUGUST 26, 2001
                                 (in thousands)

                                                   Sealy      Combined      Combined
                                       Sealy      Mattress    Guarantor   Non-Guarantor
                                    Corporation   Company   Subsidiaries   Subsidiaries   Eliminations    Consolidated
                                    ------------  --------  ------------  -------------   ------------    ------------
Net sales--Non-Affiliates.........  $         --  $ 40,462  $    595,583  $     125,983   $    (11,150)   $    750,878
Net sales--Affiliates.............            --        --       118,556             --             --         118,556
                                    ------------  --------  ------------  -------------   ------------    ------------
          Total net sales.........            --    40,462       714,139        125,983        (11,150)        869,434
Costs and expenses:
     Cost of goods sold--Non-
        Affiliates................            --    26,809       329,446         77,878        (11,150)        422,983
     Cost of goods sold--
        Affiliates................            --        --        62,908             --             --          62,908
                                    ------------  --------  ------------  -------------   ------------    ------------
          Total cost of goods
             sold.................            --    26,809       392,354         77,878        (11,150)        485,891
     Selling, general and
        administrative............           135    12,292       245,228         37,371             --         295,026
     Restructuring charges........            --        --         1,183             --             --           1,183
     Amortization of
        intangibles...............            --       276         8,736          1,355             --          10,367
                                    ------------  --------  ------------  -------------   ------------    ------------
Income (loss) from operations.....          (135)    1,085        66,638          9,379             --          76,967
     Interest expense.............         3,508    50,600           (40)           706             --          54,774
     Other (income) expense,
        net.......................            --        --        (4,625)        29,423             --          24,798
     Loss (income) from equity
        investees.................        16,095    16,213            --             --        (32,308)             --
     Loss (income) from
        nonguarantor equity
        investees.................            --    (1,219)       24,855             --        (23,636)             --
     Capital charge and
        intercompany interest
        allocation................        (3,643)  (48,070)       52,075           (362)            --              --
                                    ------------  --------  ------------  -------------   ------------    ------------
Income (loss) before income
   Taxes, extraordinary item
   and cumulative effect of
   change in accounting
   principle......................       (16,095)  (16,439)       (5,627)       (20,388)        55,944          (2,605)
Income tax expense (benefit)......            --      (800)       10,515          3,248             --          12,963
                                    ------------  --------  ------------  -------------   ------------    ------------
Income (loss) before
   extraordinary item and
   cumulative effect of change in
   accounting principle...........       (16,095)  (15,639)      (16,142)       (23,636)        55,944         (15,568)
Extraordinary item--loss from
   early extinguishment of
   debt...........................            --       608            71             --             --             679
Cumulative effect of change in
   accounting principle...........            --      (152)           --             --             --            (152)
                                    ------------  --------  ------------  -------------   ------------    ------------
Net income (loss).................  $    (16,095) $(16,095) $    (16,213) $     (23,636)  $     55,944    $    (16,095)
                                    ============  ========  ============  =============   ============    ============

                                SEALY CORPORATION

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED AUGUST 27, 2000
                                 (in thousands)

                                                       Sealy         Combined      Combined
                                        Sealy        Mattress       Guarantor   Non-Guarantor
                                     Corporation      Company     Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                     -----------      -------     ------------   ------------    ------------  ------------
Net sales--Non-Affiliates ........    $      --      $  33,269      $ 615,244      $  68,359      $ (10,976)     $ 705,896
Net sales--Affiliates ............           --             --        107,539             --             --        107,539
                                      ---------      ---------      ---------      ---------      ---------      ---------
          Total net sales ........           --         33,269        722,783         68,359        (10,976)       813,435
Costs and expenses:
     Cost of goods sold--Non-
        Affiliates ...............           --         21,005        338,288         41,508        (10,976)       389,825
     Cost of goods sold--
        Affiliates ...............           --             --         56,636             --             --         56,636
                                      ---------      ---------      ---------      ---------      ---------      ---------
          Total cost of goods
             Sold ................           --         21,005        394,924         41,508        (10,976)       446,461
     Selling, general and
        administrative ...........          135          9,893        229,960         18,658             --        258,646
     Stock based
        compensation .............        3,580             --             --             --             --          3,580
     Amortization of
        intangibles ..............           --            298          8,650            577             --          9,525
                                      ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ....       (3,715)         2,073         89,249          7,616             --         95,223
     Interest expense ............        2,707         47,113           (843)          (284)            --         48,693
     Other expense,
        net ......................           --             --             --             56             --             56
     Loss (income) from equity
        investees ................      (27,533)       (31,466)            --             --         58,999             --
     Loss (income) from
        nonguarantor equity
        investees ................           --          3,707         (7,614)            --          3,907             --
     Capital charge and
        intercompany interest
        allocation ...............       (2,842)       (44,629)        46,776            695             --             --
                                      ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income
   taxes .........................       23,953         27,348         50,930          7,149        (62,906)        46,474
Income tax expense (benefit) .....       (1,611)          (185)        19,464          3,242             --         20,910
                                      ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) ................    $  25,564      $  27,533      $  31,466      $   3,907      $ (62,906)     $  25,564
                                      =========      =========      =========      =========      =========      =========

                                SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                 August 26, 2001
                                 (in thousands)

                                                                                  Combined
                                                                                  --------
                                                         Sealy      Combined         Non-
                                                         -----      --------         ----
                                            Sealy      Mattress     Guarantor     Guarantor
                                            -----      --------     ---------     ---------
                                         Corporation    Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                         -----------    -------   ------------  ------------  ------------  ------------
                 ASSETS
Current assets:
     Cash and cash equivalents ........   $      --    $     448    $   6,221     $   2,871    $      --     $   9,540
     Accounts receivable--Non-
       Affiliates, net ................           5        7,972      113,912        44,990           --       166,879
     Accounts receivable--Affiliates,
       net ............................          --           --       36,541            --           --        36,541
     Inventories ......................          --        2,650       42,245        18,224           --        63,119
     Prepaids and deferred taxes ......       2,093          424       22,820         9,259           --        34,596
                                          ---------    ---------    ---------     ---------    ---------     ---------
                                              2,098       11,494      221,739        75,344           --       310,675
Property, plant and equipment, at
   cost ...............................          --        9,948      212,062        47,485           --       269,495
Less: accumulated depreciation ........          --       (2,377)     (75,006)       (5,572)          --       (82,955)
                                          ---------    ---------    ---------     ---------    ---------     ---------
                                                 --        7,571      137,056        41,913           --       186,540
Other assets:
     Goodwill and other intangibles,
       net ............................          --       12,980      325,083        44,497           --       382,560
     Net investment in and advances to
       (from) subsidiaries and
       affiliates .....................     (80,620)     590,802     (418,167)      (44,900)     (47,115)           --
     Investment in affiliates .........          --           --           --         1,382           --         1,382
     Debt issuance costs, net and other
       assets .........................         156       21,801       15,144         2,691           --        39,792
                                          ---------    ---------    ---------     ---------    ---------     ---------
                                            (80,464)     625,583      (77,940)        3,670      (47,115)      423,734
                                          ---------    ---------    ---------     ---------    ---------     ---------
         Total assets .................   $ (78,366)   $ 644,648    $ 280,855     $ 120,927    $ (47,115)    $ 920,949
                                          =========    =========    =========     =========    =========     =========

            LIABILITIES AND
              STOCKHOLDERS'
             EQUITY(DEFICIT)

Current liabilities:
     Current portion--long-term
       obligations ....................   $      --    $  10,079    $      --     $  11,595    $      --     $  21,674
     Accounts payable .................          --          473       53,534        26,958           --        80,965
     Accrued interest .................          --          344        6,578           156           --         7,078
     Accrued incentives and
       advertising ....................          --        1,474       37,013         4,824           --        43,311
     Accrued compensation .............          --          731       12,168         3,584           --        16,483
     Other accrued expenses ...........          96        1,659       34,236         6,956           --        42,947
                                          ---------    ---------    ---------     ---------    ---------     ---------
                                                 96       14,760      143,529        54,073           --       212,458

Long-term obligations .................      38,798      704,448          112        15,223           --       758,581
Other noncurrent liabilities ..........       7,854       12,999       21,200         5,424           --        47,477
Deferred income taxes .................      (3,288)         732       20,444         4,802           --        22,690
Minority interest .....................          --           --           --         1,569           --         1,569
Stockholders' equity (deficit) ........    (121,826)     (88,291)      95,570        39,836      (47,115)     (121,826)
                                          ---------    ---------    ---------     ---------    ---------     ---------
         Total liabilities and
           stockholders' equity
           (deficit)  .................   $ (78,366)   $ 644,648    $ 280,855     $ 120,927    $ (47,115)    $ 920,949
                                          =========    =========    =========     =========    =========     =========

                                SEALY CORPORATION

               SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
                                November 26, 2000
                                 (in thousands)

                                                                                           Consolidated
                                                                                           ------------
                                                                 Sealy        Combined         Non-
                                                                 -----        --------         ----
                                                    Sealy       Mattress     Guarantor       Guarantor
                                                    -----       --------     ---------       ---------
                                                  Corporation   Company    Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                                  -----------   -------    ------------    ------------   ------------  ------------

                 ASSETS
Current assets:
     Cash and cash equivalents .................    $      --     $     354     $   6,672     $  11,088     $      --     $  18,114
     Accounts receivable--
       Non-Affiliates, net .....................           34         5,603        87,155        22,881            --       115,673
     Accounts receivable--Affiliates,
       net .....................................           --            --        29,816            --            --        29,816
     Inventories ...............................           --         1,744        42,643         7,485            --        51,872
     Prepaid expenses and other
       assets ..................................        1,477           411        17,069         5,394            --        24,351
                                                    ---------     ---------     ---------     ---------     ---------     ---------
                                                        1,511         8,112       183,355        46,848            --       239,826
Property, plant and equipment, at cost .........           --         9,547       198,203        19,770            --       227,520
Less accumulated depreciation ..................           --        (1,938)      (64,762)       (3,737)           --       (70,437)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
                                                           --         7,609       133,441        16,033            --       157,083
Other assets:
     Goodwill and other intangibles,
       net .....................................           --        13,256       333,167        28,815            --       375,238
     Net investment in and advances to
       (from) subsidiaries and
       affiliates ..............................      (44,613)      529,908      (316,056)      (39,788)     (129,451)           --
     Investment in affiliates ..................           --            --            --        30,519            --        30,519
     Debt issuance costs, net and other
       assets ..................................          813        20,193         6,163           180            --        27,349
                                                    ---------     ---------     ---------     ---------     ---------     ---------
                                                      (43,800)      563,357        23,274        19,726      (129,451)      433,106
                                                    ---------     ---------     ---------     ---------     ---------     ---------
         Total assets ..........................    $ (42,289)    $ 579,078     $ 340,070     $  82,607     $(129,451)    $ 830,015
                                                    =========     =========     =========     =========     =========     =========

            LIABILITIES AND
             STOCKHOLDERS'
            EQUITY (DEFICIT)
Current liabilities:
     Current portion--long-term
       obligations .............................    $      --     $  33,813     $     359     $     201     $      --     $  34,373
     Accounts payable ..........................           --           634        45,567        11,486            --        57,687
     Accrued incentives and
       advertising .............................           --         1,451        33,482         3,324            --        38,257
     Accrued compensation ......................           --           571        21,493         2,064            --        24,128
     Accrued interest ..........................           --           633        12,117           (86)           --        12,664
     Stock based compensation ..................       10,699            --            --            --            --        10,699
     Other accrued expenses ....................           82           915        25,028         4,188            --        30,213
                                                    ---------     ---------     ---------     ---------     ---------     ---------
                                                       10,781        38,017       138,046        21,177            --       208,021
Long-term obligations ..........................       35,505       602,481        13,673           151            --       651,810
Other noncurrent liabilities ...................        8,002            --        28,798         1,369            --        38,169
Deferred income taxes ..........................       (3,287)          732        21,333         5,023            --        23,801
Minority interest ..............................           --            --            --         1,504            --         1,504
Stockholders' equity (deficit) .................      (93,290)      (62,152)      138,220        53,383      (129,451)      (93,290)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
         Total liabilities and
           stockholders' equity
               (deficit) .......................    $ (42,289)    $ 579,078     $ 340,070     $  82,607     $(129,451)    $ 830,015
                                                    =========     =========     =========     =========     =========     =========

                                SEALY CORPORATION

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED AUGUST 26, 2001
                                 (in thousands)

                                                                                             Combined
                                                                                             --------
                                                                 Sealy        Combined        Non-
                                                                 -----        --------        ----
                                                    Sealy       Mattress      Guarantor     Guarantor
                                                    -----       --------      ---------     ---------
                                                 Corporation    Company     Subsidiaries   Subsidiaries  Eliminations Consolidated
                                                 -----------    --------    ------------   ------------  ------------ ------------
Net cash used in operating
   activities ...............................     $      --    $    (303)     $  (6,847)    $ (12,468)       $  --     $ (19,618)
                                                  ---------    ---------      ---------     ---------      -------     ---------
Cash flows from investing
   activities:
     Purchase of property and
        equipment, net ......................            --         (357)       (12,643)       (2,131)          --       (15,131)
     Purchase of business, net of
        cash acquired .......................            --           --             --       (30,475)          --       (30,475)
     Net activity in investment in
        and advances to (from)
        subsidiaries and affiliates .........        10,712      (67,334)        32,974        23,648           --            --
                                                  ---------    ---------      ---------     ---------      -------     ---------
Net cash provided by (used in)
   investing activities .....................        10,712      (67,691)        20,331        (8,958)          --       (45,606)
Cash flows from financing
   activities:
     Treasury stock repurchase ..............       (12,178)          --             --            --           --       (12,178)
     Proceeds from issuance of
        long-term notes .....................            --      127,500             --            --           --       127,500
     Repayment of long-term
        obligations, net ....................            --      (53,716)       (13,935)       13,436           --       (54,215)
     Equity issuances .......................         1,466           --             --            --           --         1,466
     Debt issuance costs ....................            --       (5,696)            --          (227)          --        (5,923)
                                                  ---------    ---------      ---------     ---------      -------     ---------
Net cash provided by
   (used in) financing
     activities .............................       (10,712)      68,088        (13,935)       13,209           --        56,650
                                                  ---------    ---------      ---------     ---------      -------     ---------

Change in cash and cash
   equivalents ..............................            --           94           (451)       (8,217)          --        (8,574)
Cash and cash equivalents:
     Beginning of period ....................            --          354          6,672        11,088           --        18,114
                                                  ---------    ---------      ---------     ---------      -------     ---------
     End of period ..........................     $      --    $     448      $   6,221     $   2,871        $  --     $   9,540
                                                  =========    =========      =========     =========      =======     =========

                                SEALY CORPORATION

          SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED AUGUST 27, 2000
                                 (in thousands)

                                                                                         Combined
                                                                                         --------
                                                              Sealy        Combined        Non-
                                                              -----        --------        ----
                                                 Sealy      Mattress      Guarantor     Guarantor
                                                 -----      --------      ---------     ---------
                                              Corporation    Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                              -----------    -------    ------------  ------------  ------------   ------------
Net cash provided by
   operating activities ...................      $  --      $    695      $ 51,286      $  1,343        $  --        $ 53,324
                                                 -----      --------      --------      --------        -----        --------
Cash flows from investing activities:
     Purchase of property and
        equipment, net ....................         --           (43)      (12,126)       (2,029)          --         (14,198)
     Purchase of business, net of
        cash acquired .....................         --            --            --        (9,406)          --          (9,406)
     Net activity in investment in and
        advances to (from) subsidiaries
        and affiliates ....................         --        11,456       (23,136)       11,680           --              --
                                                 -----      --------      --------      --------        -----        --------
Net cash provided by (used in)
   investing activities ...................         --        11,413       (35,262)          245           --         (23,604)
Cash flows from financing activities:
     Repayments of long-
        term notes ........................         --       (12,090)         (218)           --           --         (12,308)
                                                 -----      --------      --------      --------        -----        --------
Net cash (used
   in) financing activities ...............         --       (12,090)         (218)           --           --         (12,308)
                                                 -----      --------      --------      --------        -----        --------
Change in cash and cash
   equivalents ............................         --            18        15,806         1,588           --          17,412
Cash and cash equivalents:
     Beginning of period ..................         --            13         6,220         4,612           --          10,845
                                                 -----      --------      --------      --------        -----        --------
     End of period ........................      $  --      $     31      $ 22,026      $  6,200        $  --        $ 28,257
                                                 =====      ========      ========      ========        =====        ========

                                SEALY CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2--Quarter Ended August 26, 2001 compared with Quarter Ended August 27,
2000

     Net Sales. Net sales increased $37.9 million, or 12.9% for the quarter ended August 26, 2001, when compared to the quarter ended August 27, 2000. The $37.9 million increase is comprised of increases in the Company's international operations of $29.4 million and increases in the Company's domestic operations of $8.5 million. The increase is attributable to a 21.9% increase in unit volume, partially offset by a 7.4% decrease in average unit selling price. Volume growth was attributable to the acquisitions of Sapsa Bedding S.A. in Europe in 2001, Rozen S.R.L. in Argentina, acquired in 2000, and the Bassett brand bedding license, acquired in 2000, and growth in the existing international and domestic businesses. The lower average unit selling price is primarily attributable to growth in the international business as those products typically carry a lower unit selling price.

     Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, increased 0.6 percentage points to 55.2%. The cost of goods sold percentage increased primarily due to the growth in the international business as those products typically carry a lower gross margin.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased $24.1 million to $113.1 million, or 34.2% of net sales, compared to $89.0 million, or 30.4% of net sales. This increase is primarily due to $8.1 million of additional costs associated with the businesses acquired in the international operations. The Company incurred increased promotional expenses of $6.2 million primarily associated with the roll-out of a new Sealy Posturepedic product line that will benefit the Company in future periods. As a result of the general slowdown in the economy, the Company also recorded additional bad debt expense of $3.6 million, including a specific bad debt charge of $3.2 million associated with the bankruptcy of Homelife. Additionally, Argentina incurred $0.5 of costs associated with its retail store operations, which the Company does not have in its domestic business.

     Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $0.5 million reduction in that liability during the third quarter. The Company recorded a $1.6 million charge in the quarter ended August 27, 2000.

     Interest Expense. Interest expense increased $3.4 million primarily due to increased average debt levels.

     Other Expense, net. The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. Various operating factors combined with weak economic conditions created during the third quarter produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI. The Company has determined that the decline in the value of such investments is other than temporary and, as a consequence, has recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values of $1.4 million as of August 26, 2001.

     Income Tax. The Company's effective income tax rates in 2001 and 2000 differ from the Federal statutory rate principally because of the application of purchase accounting and state and local income taxes. In addition, no tax benefit was recorded on the $26.3 million impairment charge due to the uncertainty concerning the recoverability of such loss. Excluding the effects of the impairment charge, the Company's effective tax rate for 2001 is approximately 61.2% compared to 45% for 2000. The higher effective tax rate for 2001 is due to lower projected pretax income for the year compared to 2000 which increases the impact of non-deductible goodwill.

     Net Income (Loss). For the reasons set forth above, the Company recorded a net loss of $21.7 million for the quarter ended August 26, 2001 versus net income $12.4 million for the quarter ended August 27, 2000.

Nine Months Ended August 26, 2001 compared with Nine Months Ended August 27,
2000

     Net Sales. Net sales increased $56.0 million, or 6.9% for the nine months ended August 26, 2001, when compared to the nine months ended August 27, 2000. The $56.0 million increase is comprised of increases in the Company's international operations of $57.1 million, partially offset by decreases in the domestic operations of $1.1 million. The increase is attributable to an 13.0% increase in unit volume, partially offset by a 5.4% decrease in the average unit selling price. Volume growth was attributable to the acquisitions of Sapsa Bedding S.A. in Europe in 2001, Rozen S.R.L. in Argentina, acquired in 2000, and the Bassett brand bedding license, acquired in 2000, and growth in the existing international business, partially offset by lower unit volume in the domestic business attributable to the slowdown in the U.S. economy. The lower average unit selling price is primarily attributable to growth in the international business as those products typically carry a lower unit selling price.

     Cost of Goods Sold. Cost of goods sold for the nine months, as a percentage of net sales, increased 1.0 percentage point to 55.9%. The increase in cost of sales includes a $2.9 million physical inventory adjustment recorded in the quarter ended May 27, 2001 due primarily to understating material usage. Procedures and controls in this area have been strengthened as part of a management reorganization previously announced. The cost of goods sold percentage also increased due to growth in the international business, which generally carries a lower gross margin rate.

     Selling, General, and Administrative. Selling, general, and administrative expenses increased $36.4 million to $295.0 million, or 33.9% of net sales, compared to $258.6 million or 31.8% of net sales. This increase is primarily due to $16.0 million in additional costs associated with the businesses acquired in the international operations. The Company incurred increased promotional expenses of $9.5 million primarily associated with the roll-out of a new Sealy Posturepedic product line that will benefit the Company in future periods. The Company also recorded a specific bad debt charge of $4.2 million associated with the bankruptcy of Homelife. In addition to the specific charge for Homelife, the Company has increased bad debt expense $1.6 million due to the general slowdown in the economy. Additionally, Argentina incurred $1.3 million of costs associated with its retail store operations, which the Company does not have in its domestic business.

     Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded no charge during the nine months of 2001, compared to $3.6 million during the nine months end August 27, 2000, to revalue this obligation to reflect the change in the fair market value of the securities.

     Restructuring Charges. During 2001, the Company shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. Additionally, the Company recorded a $0.7 million charge for severance due to a management reorganization.

     Interest Expense. Interest expense increased $6.1 million primarily due to increased average debt levels.

     Other Expense, net. The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investment in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. Various operating factors combined with weak economic conditions created during the third quarter produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI. The Company has determined that the decline in the value of such investments is other than temporary and, as a consequence, has recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values of $1.4 million as of August 26, 2001.

     In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy received a $4.6 million termination fee that is recorded as other income. Other expense, net also includes the equity in the (earnings) loss of equity investees and minority interest.

     Income Tax. The Company's effective income tax rates in 2001 and 2000 differ from the Federal statutory rate principally because of the application of purchase accounting and state and local income taxes. In addition, no tax benefit was recorded on the $26.3 million impairment charge due to the uncertainty concerning the recoverability of such loss. Excluding the effects of the impairment charge, the Company's effective tax rate for 2001 is approximately 55.4% compared to 45.0% for 2000. The higher effective tax rate for 2001 is due to lower projected pretax income for the year compared to 2000 which increases the impact of non-deductible goodwill.

     Net Income (Loss). For the reasons set forth above, the Company recorded a net loss of $16.1 million for the nine months ended August 26, 2001 versus net income of $25.6 million for the nine months ended August 27, 2000.

Liquidity and Capital Resources

     The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $15.1 million for the nine months ended August 26, 2001. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At August 26, 2001, the Company had approximately $87.1 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $12.9 million. The weighted average effective interest rate on the Company's debt for the nine months ended August 26, 2001 was 9.8%. The Revolving Credit Facility expires in December 2002. The Company expects it will have the ability to renew the existing revolving credit facility or have the ability to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations.

     The Company's accounts receivable increased $57.9 million from $145.5 million at November 26, 2000 to $203.4 million at August 26, 2001. This increase is primarily due to the acquisition of Sapsa Bedding S.A., increases associated with the international operations due to increased sales and increases associated with one affiliate that has negotiated with the Company to allow them to defer payment of a portion of its trade receivables (approximately $10 million) while renegotiating its credit agreement with its lenders due to recent operating performance. The Company believes the affiliate will be successful in renegotiating its credit agreement. Negotiations are continuing between the affiliates, lenders and the Company. There can be no assurance that agreements can be finalized. The Company is considering various and changing alternatives including, among others, making investments in the affiliates and converting a portion of the affiliates trade receivables into a convertible note receivable, as well as, modifying terms and conditions of its sales and accounts receivable. The Company is not however obligated to enter into any agreement or fund any additional investments. The Company believes that adequate allowances have been established as of August 26, 2001 for any potential losses on trade receivables. The Company is, however, unable to predict the impact, if any, should the affiliate continue to be impacted by a weakened economy, be unsuccessful in renegotiating its current credit agreement or obtaining alternate additional financing.

     The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry the Company's products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. During the first nine months of 2001, several of these retailers reported lower than expected sales and profits. Any of these factors could have a material adverse effect on our business, financial condition or results of operations. In addition, the terrorist attacks of September 11, 2001 will likely further contract consumer confidence and have a negative impact on the retail environment. However, it is still too early to determine the long-term effects on the economy and on Sealy's business.

     The Company's inventory increased $11.2 million from $51.9 million at November 26, 2000 to $63.1 million at August 26, 2001. This increase is primarily attributable to the acquisition of Sapsa Bedding S.A.

     On April 10, 2001, the Company completed a private placement of $125 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007, require semi-annual interest payments commencing June 15, 2001. The proceeds from the placement were used to repay existing bank debt.

     During the first quarter, the Company secured an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25 million. The revolving credit facility expires in fiscal 2004. At August 26, 2001, the Company had approximately C$5.3 million available under this facility.

     On April 6, 2001, the Company completed the acquisition of Sapsa Bedding S.A., of Paris, France. The purchase price for the acquisition was $31.5 million, including costs associated with the acquisition. The acquisition was funded through approximately $8.6 million of existing cash, a $12.5 million draw on the new Canadian facility and a $10.4 million draw on the existing Revolving Credit Facility.

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

                               SEALY CORPORATION


                               By: /s/ RONALD L. JONES
                                   -----------------------
                                           Ronald L. Jones
                                   Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


                               By: /s/ E. LEE WYATT
                                   ----------------------
                                         E. Lee Wyatt
                                 Corporate Vice President--Administration
                                     and Chief Financial Officer
                                    (Principal Accounting Officer)

Date:   October 11, 2001