Form 10-K405
period 2001-12-02
SEALY CORP
filed 2002-03-04
CIK 748015

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 2, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT
    OF 1934

                 For the Transition Period from      to

                         Commission file number 1-8738

                               -----------------

                               SEALY CORPORATION

                      Delaware                 36-3284147
              (State of incorporation)       (I.R.S. ID No.)

                     Sealy Drive                  27370
                 One Office Parkway            (Zip Code)
               Trinity, North Carolina

      Registrant's telephone number, including area code--(336) 861-3500

                               -----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 4, 2001: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares of the registrant's common stock outstanding as of January 27, 2002 is approximately: 30,744,472.

          DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:  None

================================================================================

                                    PART I

Item 1.  Business

  General

   Sealy Corporation (the "Company" or the "Parent"), through its subsidiaries, is the largest bedding manufacturer in the world and manufactures and markets a complete line of conventional bedding products including mattresses and foundations. The Company's conventional bedding products include the SEALY(R), SEALY POSTUREPEDIC(R), SEALY POSTUREPEDIC CROWN JEWEL(R), STEARNS & FOSTER(R) and BASSETT(R) brands and account for approximately 91% of the Company's total net sales for the year ended December 2, 2001. The Company has a component parts manufacturing subsidiary which produces substantially all of the Company's mattress innerspring requirements and approximately 50% of the Company's boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company.

  Conventional Bedding

   Industry and Competition. According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, over 700 manufacturers of mattresses and foundations make up the U.S. conventional bedding industry, generating wholesale revenues of $4.6 billion during calendar year 2000. ISPA estimated that the industry experienced a 4.1% decline in sales in 2001--the first such decline since 1982. According to ISPA, approximately 80% of conventional bedding is sold to furniture stores and specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers, membership clubs and contract customers such as motels, hotels and hospitals. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes, and the average time between consumer purchases of conventional mattresses is 7 to 8 years. Factors such as disposable income, sales of homes, a trend toward more bedrooms per home, growth in the U.S. population, and heightened consumer awareness of the bedding category also have an effect on bedding purchases.

   Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic, Sealy Posturepedic Crown Jewel, Stearns & Foster and Bassett. Sealy branded products are considered by management to be the most well recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, brand name recognition, service and price. The Company's largest competitors include Serta, Inc. and Simmons Company. Management believes the Company derives a competitive advantage over its conventional bedding competitors as a result of strong consumer recognition of multiple nationally recognized Sealy branded products, as well as the high quality and innovative product offerings.

   Products. The Company manufactures a complete line of conventional bedding options in various sizes ranging in retail price from under $200 to approximately $5,000 per queen size set. Sealy Posturepedic brand mattress is the largest selling mattress brand in North America. Approximately 96% of the Sealy brand, Stearns & Foster brand and Bassett brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name. The Bassett brand, licensed from Bassett Furniture Industries beginning in the fourth quarter of 2000, is sold primarily to Bassett Furniture Direct and BJ's Wholesale Club.

   Customers. The Company serves over 7,400 retail outlets (approximately 3,200 customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 22% of the Company's net sales for the year ended December 2, 2001 and no single customer accounted for over 10% of the Company's net sales.

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

   The Company's sales force structure is generally based on regions of the country and districts within those regions, and also includes a corporate sales staff for national and major regional accounts. The Company believes that it has the most comprehensive training and development programs for its sales force, including its University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

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

   The Company operates 20 bedding manufacturing facilities and three component manufacturing facilities in 18 states, plus three facilities in Canadian provinces, and one each in Puerto Rico, France (acquired in April 2001), Italy (acquired in April 2001), Mexico, Argentina (acquired in August, 2000) and Brazil (began operations in December, 2000). Management believes that through the utilization of extra shifts, it will be able to continue to meet growing demand for its products without a significant investment in facilities. See
Item 2, "Properties," herein. The Company also operates a Research and Development center in High Point, North Carolina with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company's products with those of its competitors and develops new products and processes. The Company has developed and patented a computerized model of an adult person, known as Dataman, which is used in testing the support level of its mattresses. In addition, the Company has developed very advanced and proprietary methods (Digital Image Analysis) of dynamically measured spinal morphology on any human subject in any sleep position. This sophisticated technology is expected to enhance Sealy's Posturepedic brand leadership and market position.

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

  International

   The Company has wholly-owned subsidiaries in Canada, Mexico, Puerto Rico, Brazil, France (acquired in April, 2001) and Italy (acquired in April 2001) and a majority-owned subsidiary in Argentina (acquired in August, 2000) which have marketing and manufacturing responsibilities for those markets. The Company has three manufacturing facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Brazil, France and Italy which comprise all of the company-owned manufacturing operations at December 2, 2001. In 2000, the Company formed a joint venture with its Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia.

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

  Licensing

   At December 2, 2001, there are 16 separate license arrangements in effect with five domestic and eleven foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services ("Klaussner", a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), and Dorel Industries (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under license agreements between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain of the Company's trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

   The Company's licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal years ended December 2, 2001, November 26, 2000 and November 28, 1999, the licensing division as a whole generated gross royalties of approximately $12.0 million, $11.4 million and $9.9 million, respectively.

   See the International section for international licensees.

  Warranties

   Sealy, Stearns & Foster and Bassett bedding offer limited warranties on their manufactured products. The periods for "no-charge" warranty service varies among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy-brand products offer a 10-year non-prorated warranty service period. In fiscal 2000, the Company amended its warranty policy to no longer require the mattress to be periodically flipped. Historically, the Company's warranty costs have been immaterial for each of its product lines.

  Trademarks and Licenses

   The Company owns, among others, the Sealy and Stearns & Foster trademarks and tradenames and also owns the Posturepedic, Posturepedic Crown Jewel, Dataman and University of Sleep trademarks, service marks and certain related logos and design marks. The Company also licenses the Bassett name under a fifteen year agreement which expires in 2015.

  Employees

   As of December 2, 2001, the Company had 6,410 full-time employees. Approximately 67% of the Company's employees at its 28 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory. The Company has only experienced two work stoppages in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The Company has not encountered any significant organizing activity at its non-union facilities in that time frame.

  Seasonality/Other

   The Company's business is not materially seasonal. See Note 12 to the Consolidated Financial Statements of the Company included in Part II, Item 8 herein.

   Most of the Company's sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, the Company has a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within 5 days of accepting the order).

Item 2.  Properties

   The Company's principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and marketing services are provided to the Company by Sealy, Inc. (a wholly owned subsidiary of the Company), an Ohio Corporation.

   The Company administers component operations at its Rensselaer, Indiana facility. The Company's leased facilities are occupied under leases, which expire from fiscal 2002 to 2009, including renewal options.

   The following table sets forth certain information regarding manufacturing and distribution facilities operated by the Company at January 27, 2002:

                                                  Approximate
                                                    Square
          Location                                  Footage    Title
          --------                                ----------- --------
          United States
             Arizona........ Phoenix                  76,000  Owned(a)
             California..... Richmond                238,000  Owned(a)
                             South Gate              185,000  Owned(a)
             Colorado....... Colorado Springs         70,000  Owned(a)
                             Denver                   92,900  Owned(a)
             Florida........ Orlando                  97,600  Owned(a)
                             Lake Wales              179,700  Owned(a)
             Georgia........ Atlanta                 292,500  Owned(a)
             Illinois....... Batavia                 212,700  Leased
             Indiana........ Rensselaer              131,000  Owned(a)
                             Rensselaer              124,000  Owned(a)
             Kansas......... Kansas City             102,600  Leased
             Maryland....... Williamsport            144,000  Leased
             Massachusetts.. Randolph                187,000  Owned(a)
             Michigan....... Taylor                  156,000  Leased
             Minnesota...... St. Paul                 93,600  Owned(a)
             New York....... Albany                  102,300  Owned(a)
             North Carolina. High Point              151,200  Owned(a)
             Ohio........... Medina                  140,000  Owned(a)
             Oregon......... Portland                140,000  Owned(a)
             Pennsylvania... Clarion                  85,000  Owned(a)
                             Delano                  143,000  Owned(a)
             Tennessee...... Memphis(b)              225,000  Owned(a)
             Texas.......... Brenham                 220,000  Owned(a)
                             North Richland Hills    124,500  Owned(a)
          Canada
             Alberta........ Edmonton                144,500  Owned(a)
             Quebec......... Saint Narcisse           76,000  Owned(a)
             Ontario........ Toronto                  80,200  Leased

          Argentina......... Buenos Aires             85,000  Owned

          Brazil............ Sorocaba                 92,000  Owned

          Puerto Rico....... Carolina                 58,600  Owned(a)

          Italy............. Silvano d'Orba          170,600  Owned(a)

          France............ Saleux                  239,400  Owned

          Mexico............ Toluca                  157,100  Owned
                                                   ---------
                                                   4,817,000
                                                   =========

--------
(a) The Company has granted a mortgage or otherwise encumbered its interest in this facility as collateral for secured indebtedness.
(b) In April 2001, the Company ceased operations at this facility.

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

   As of January 27, 2002 there are 23 holders of record of the Company's Class A shares, 7 holders of record of the Company's Class B shares, 20 holders of record of the Company's Class L shares and 7 holders of record of the Company's Class M shares.

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

Item 6.  Selected Financial Data

   The following tables set forth selected consolidated financial and other data of the Company for the years ended December 2, 2001, November 26, 2000, November 28, 1999, November 29, 1998 and November 30, 1997.

   The selected consolidated financial and other data set forth in the following tables has been derived from the Company's audited consolidated financial statements. The report of PricewaterhouseCoopers LLP, independent accountants, covering the Company's Consolidated Financial Statements for the years ended December 2, 2001, November 26, 2000, and November 28, 1999 is included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere herein.

                SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                             Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
                                             December 2, November 26, November 28, November 29, November 30,
                                                2001         2000         1999         1998         1997
                                             ----------- ------------ ------------ ------------ ------------
                                                 (dollars and shares in millions, except per share data)
Statement of Operations Data:
   Net sales................................  $1,196.7     $1,101.5     $ 985.7      $ 891.3      $ 804.8
   Costs and expenses.......................   1,204.1      1,044.1       953.3        913.9        764.2
   Income (loss) before income tax,
     extraordinary item and cumulative
     effect of change in accounting
     principle..............................      (7.4)        57.4        32.4        (22.6)        40.6
   Extraordinary loss(a)....................       0.7           --          --         14.5          2.0
   Cumulative effect of change in
     accounting principle(b)................      (0.2)          --          --           --          4.3
   Net income (loss)........................     (20.8)        30.1        15.8        (33.8)        11.7
   Liquidation preference for common
     L & M shares(c)........................      16.9         14.8        13.5         11.7           --
                                              --------     --------     -------      -------      -------
       Net income (loss) available to
         common shareholders................  $  (37.7)    $   15.3     $   2.3      $ (45.5)     $  11.7
Other Data:
   Depreciation and amortization of
     intangibles............................  $   31.9     $   27.1     $  25.6      $  24.3      $  24.1
   Income from operations...................      93.9        123.0        97.4         44.9         72.0
   Cash flows provided by (used in):
       Operating activities.................      11.3         70.2        56.0         53.0         42.0
       Investing activities.................     (62.9)       (43.9)      (43.0)       (32.9)        11.4
       Financing activities.................      45.5        (19.0)      (13.4)       (15.0)       (64.0)
   EBITDA(d)................................     100.7        150.3       123.0         69.2         96.1
   Adjusted EBITDA(e).......................     135.9        157.1       138.3        113.1        102.7
   Capital expenditures.....................      20.1         24.1        16.1         33.1         29.1
   Interest expense.........................      76.1         65.8        65.0         67.5         31.4
   Ratio of Adjusted EBITDA to interest
     expense................................       1.8x         2.4x        2.1x         1.7x         3.3x
   Ratio of earnings to fixed charges(f)....        --          1.8x        1.5x          --          2.2x
   Weighted average number of shares
     outstanding--diluted(g)................    31,075       34,235      32,972       30,472       30,234
   Net income (loss) per common share--
     diluted(g):
       Income (loss) before
         extraordinary item and
         cumulative effect of change in
         accounting principle...............  $  (0.65)    $   0.88     $  0.48      $ (0.63)     $  0.60
       Extraordinary item...................     (0.02)          --          --        (0.48)       (0.07)
       Cumulative effect of change in
         accounting principle...............        --           --          --           --        (0.14)
                                              --------     --------     -------      -------      -------
       Net income (loss)....................     (0.67)        0.88        0.48        (1.11)        0.39
       Liquidation preference for
         common L & M shares................     (0.54)       (0.43)      (0.41)       (0.38)          --
                                              --------     --------     -------      -------      -------
       Net income (loss) available to
         common shareholders................  $  (1.21)    $   0.45     $  0.07      $ (1.49)     $  0.39
                                              ========     ========     =======      =======      =======

                                   December 2, November 26, November 28, November 29,  November 30,
                                      2001         2000         1999         1998          1997
                                   ----------- ------------ ------------ ------------  ------------
                                                        (dollars in millions)
Balance Sheet Data:
   Total assets...................   $ 903.1      $830.0      $ 771.0      $ 751.1        $721.1
   Long-term obligations..........     748.3       651.8        676.2        682.3         330.0
   Total debt.....................     778.1       686.2        690.3        690.8         330.0
   Stockholders' equity (deficit).    (132.9)      (93.3)      (121.4)      (138.8)(h)     205.1

--------
(a) On April 10, 2001, the Company completed the private placement of $125 million of 9.875% senior subordinated notes. The proceeds from the placement were used to repay existing bank debt. As a result, the Company recognized an extraordinary loss on the write-off of a portion of previous debt issuance costs of $0.7 million (net of a $0.5 million tax benefit). The Company registered these notes with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company completed the exchange offer in the first quarter of 2002. During 1998 and 1997, the Company recorded extraordinary losses of $5.4 million and $2.0 million, net of income tax benefit of $3.6 million and $1.4 million, respectively, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the debt refinancing. Also, during 1998 the Company recorded an extraordinary loss of $9.1 million, net of income taxes of $6.1 million. This represented premiums paid to the existing note holders and consent fees paid in connection with the retirement of the debt.
(b) On November 27, 2000, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," and recorded a $0.2 million gain net of income tax expense of $0.1 million, which was recorded as a cumulative effect of a change in accounting principle. During the fourth quarter of 1997, the Company changed its accounting policy to comply with EITF 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation," which resulted in a loss of $4.3 million, net of income tax of $2.9 million, representing the write-off of previously capitalized costs as described in the EITF.
(c) Shares of L and M common are entitled to a preference over class A and B common with respect to any distribution by the Company to holders of its capital stock equal to the original costs of such shares ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually.
(d) EBITDA is calculated by adding interest expense, income tax expense (benefit), depreciation and amortization of intangibles to income (loss) before extraordinary item and cumulative effect of change in accounting principle. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.
(e) Adjusted EBITDA is calculated by adding to or deducting from EBITDA (as described above) certain items of income and expense consisting of: (i) stock-based compensation plans, (ii) any expenses related to addressing the Company's "Year 2000" information systems issue and EITF 97-13 reengineering efforts, (iii) High Point relocation, (iv) compensation associated with the 1998 Recapitalization, (v) loss on net assets held for sale and other write-downs in 1998 only, (vi) loss on write-off of Montgomery Ward accounts receivable and related factoring expense incurred in connection with bankruptcy of Montgomery Ward in 1996, (vii) executive severance (viii) severance costs associated with plant closure and management reorganization; and (ix) other relief items including, foreign currency losses, gain or loss on certain assets and investments, minority interest, equity loss (income) of investee, etc. Adjusted EBITDA is presented because management believes that it conforms to the definition of "Consolidated EBITDA" in the Notes Indenture as previously filed with the Securities and Exchange Commission (see "Description of Exchange Notes" and "Certain Definitions" within such section). The Company believes that the adjustment for these items is appropriate for such periods in order to provide an appropriate analysis of recent historical results. The following is a reconciliation of EBITDA to Adjusted EBITDA:

                                                                         Fiscal Year
                                                            -------------------------------------
                                                             2001      2000   1999   1998   1997
                                                            ------    ------ ------ ------ ------
                                                                    (dollars in millions)
EBITDA..................................................... $100.7    $150.3 $123.0 $ 69.2 $ 96.1
                                                            ------    ------ ------ ------ ------
Adjustments:
   Stock-based compensation................................   (2.7)      6.8    6.7     --    1.6
   Loss on net assets held for sale and other write- downs.     --        --     --   10.6     --
   High Point relocation...................................     --        --    2.0    7.5     --
   EITF 97-13 reengineering efforts........................     --        --    5.0    4.1    1.0
   Compensation associated with the 1997 recapitalization..     --        --     --   18.9     --
   Montgomery Ward bad debt and factoring losses...........     --        --     --     --    4.0
   Plant closure, severance and restructuring costs........    3.0        --     --     --     --
   Other relief items......................................   34.9(1)     --    1.6    2.8
                                                            ------    ------ ------ ------ ------
       Total adjustments...................................   35.2       6.8   15.3   43.9    6.6
                                                            ------    ------ ------ ------ ------
   Adjusted EBITDA......................................... $135.9    $157.1 $138.3 $113.1 $102.7
                                                            ======    ====== ====== ====== ======

   -----
   (1) Includes the non-cash impairment charge of $26.3 million to write-down the investments in affiliates as discussed in Notes 3 and 17 in the financial statements and a non-cash asset impairment charge of $4.4 million associated with the Argentina business as discussed in Note 13 in the financial statements.
(f) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and extraordinary item plus fixed charges. Fixed charges consist of interest expense, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the year ended December 2, 2001 and November 29, 1998, earnings were insufficient to cover fixed charges by $7.4 million and $22.6 million, respectively.
(g) Restated from previously published results due to the adoption of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", in fiscal 1998.
(h) Reflects the Recapitalization of the Company that occurred December 17,
    1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and related notes appearing elsewhere in this report.

  Critical Accounting Policies

   The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company's accounting policies are stated in Note 1 to the consolidated financial statements as presented herein. The Company believes the following accounting policies are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

   Revenue Recognition--The Company recognizes revenue, net of estimated returns, when title passes which is generally upon delivery of shipments. Management uses historical trend information regarding returns as wells as other current economic data to estimate future returns.

   Cooperative Advertising and Rebate Programs--In the normal course of business, the Company enters into agreements with its customers to provide funds to the customer for advertising and promotion of the Companies' products. The Company also enters into volume and other rebate programs with its customers whereby funds may be rebated to the customer. When sales are made to these customers, the Company records liabilities pursuant to these agreements. The Company regularly assesses these liabilities to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebated funds.

   Allowance for Doubtful Accounts--The Company actively monitors the financial condition of its customers to determine the potential inability for nonpayment of trade receivables. The Company also considers other economic factors, such as consumer confidence, in determining if other general reserves should be established.

   Investments--From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. The Company regularly assesses these investments for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when the Company does not believe the carrying value of the investment will be recoverable.

   Impairment of Goodwill, Patents and Other Intangibles--The Company regularly assesses its intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when the Company does not believe the carrying value of the intangible asset will be recoverable.

   Income Taxes--The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements.

   Stock Options--The Company periodically makes grants of stock options to employees. These options typically are issued with an exercise price equal to the estimated fair market price resulting in no compensation expense for the Company as provided by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company's Board of Directors determines the fair market value of the stock at the date of grant based on a multiple of "adjusted" earnings before interest, taxes, depreciation and amortization ("Adjusted" EBITDA).

  Year Ended December 2, 2001 Compared With Year Ended November 26, 2000

   Net Sales. Net sales for the year ended December 2, 2001, were $1,196.7 million, an increase of $95.2 million, or 8.6% from the year ended November 26, 2000. Total domestic sales were $1,003.1 million for fiscal 2001 compared to $987.0 million for fiscal 2000. Total international sales were $193.6 million in fiscal 2001 compared to $114.5 for fiscal 2000. Growth of $65.3 million in the international operations was primarily attributable to the acquisitions of Sapsa Bedding S.A. in Europe in the second quarter of 2001 and Rozen S.R.L. in Argentina in the third quarter of 2000. Existing international operations also experienced sales growth of $13.8 million. Domestic sales growth of $9.8 million was attributable to the acquisition of the Bassett brand bedding license in 2000 and $6.3 million was attributable to the existing business. The domestic growth included a 1.2% increase in average unit selling price and a 0.3% increase in volume. The impact for the year of including a 53rd week was $24.5 million. In addition, the Company's revenues were reduced by $27.5 million from 2000 due to customers filing bankruptcy in 2001. Industry observers are forecasting sales growth of 3% for the industry in 2002. The Company believes it can exceed the industry's growth rate and increase its market share.

   Cost of Goods Sold. Cost of goods sold for the year, as a percentage of net sales, increased 1.0 percentage points to 55.9%. Cost of goods sold for the domestic business increased 0.5 percentage points to 54.6%. This increase is primarily related to a $2.9 million physical inventory adjustment recorded in the quarter end May 27, 2001 due primarily to understating material usage. Cost of goods sold for the international business increased 1.4 percentage points to 62.5%. This increase is primarily related to purchase accounting adjustments associated with the Sapsa acquisition and higher manufacturing costs in Brazil as it continues to operate in a start-up mode.

   Selling, General, Administrative. Selling, general, and administrative expense increased $63.2 million to $429.6 million, or 35.9% of net sales, compared to $366.4 million, or 33.3% of net sales in 2000. This increase is primarily due to $21.4 million in additional costs associated with the businesses acquired in the international operations. Promotional and advertising expenses increased $27.0 million due to Sealy Posturepedic and Stearns & Foster product introduction costs, Sears new store rollout costs and mix shift to customers with higher cooperative advertising rates. Bad debt expense increased $14.9 million due to $4.2 million in bad debt costs associated with the bankruptcy of Homelife, $4.7 million to general bad debt reserves due to the negative impact on customers of the general slowdown in the economy and $6.0 million associated with affiliate accounts receivable.

   Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of fair market value or original cost. The Company recorded $(2.7) million of reduced expense for the year ended 2001, compared to $6.8 million of expense for the year ended 2000, to revalue this obligation to reflect the change in the fair market value of the securities.

   Restructuring Charges. During 2001, the Company shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. Additionally, the Company recorded a $0.7 million charge for severance due to a management reorganization.

   Asset Impairment Charge. During 2001, the operations of Rozen, the Company's Argentine subsidiary, were negatively impacted by deteriorating economic conditions in Argentina resulting in a loss from operations. As a result of these economic conditions, the Argentine government allowed the peso, previously pegged 1 to 1 to the U.S. dollar, to freely float at a market exchange rate subsequent to December 2, 2001. In addition, the Argentine government imposed a restriction that severely limited cash withdrawals from the country. On January 31, 2002, the peso was trading at approximately 1.8 pesos to the dollar. As a result of the operating loss incurred by Rozen, the deteriorating economic conditions and the uncertainty surrounding the peso devaluation, the Company reviewed the carrying value of its investment in Rozen S.R.L. As a consequence, the Company has recorded a non-cash impairment charge of $4.4 million to write off all remaining unamortized goodwill. Management believes the value of the remaining assets are recoverable.

   Interest Expense. Interest expense increased $10.3 million primarily due to increased average debt levels. The Company has entered into interest rate swap agreements that effectively converts all of the floating-rate debt to a fixed-rate basis through March 2002 and $235.9 million of floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

   Other (Income) Expense, net. The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one of which is accounted for under the cost method and the other under the equity method. Various operating factors combined with weak economic conditions created during the third quarter produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter. The Company also recognized a loss of $4.0 million for its proportionate share of the net loss of the equity investee in 2001 as compared to a gain of $0.5 million in 2000 (See "Liquidity and Capital Resources" for additional discussion concerning these investees). Financial Statements to be included for this significant equity method investment pursuant to the Securities and Exchange Commission Rule 3-09 in Regulation S-X are not currently available. These financial statements will be filed as an amendment to this Form 10-K when available.

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

   Other (income) expense, net also includes $(0.5) million and $0.2 million for minority interest associated with the Argentina operations in 2001 and 2000, respectively. See also Note 13.

   Income Tax. The Company's effective income tax rates in 2001 and 2000 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials and state and local income taxes. In addition, no tax benefit was recorded in 2001 on the $26.3 million impairment charge recognized due to the uncertainty concerning the recoverability of such loss. Also, the Company recorded a $4.4 million asset impairment charge in 2001 that will not be deductible for tax purposes. The Company's effective tax rate for 2001 is approximately (176.6)% compared to 47.5% in 2000. Excluding the effects of both impairment charges, the Company's effective tax rate for 2001 is approximately 55.5%. This higher effective tax rate for 2001 is due to lower pretax income (after considering the effects of the impairment charges) for the year compared to 2000 which increases the impact of non-deductible goodwill.

  Year Ended November 26, 2000 Compared With Year Ended November 28, 1999

   Net Sales. Net sales for the year ended November 26, 2000, were $1,101.5 million, an increase of $115.8 million, or 11.8% from the year ended November 28, 1999. This increase is attributable to an 8.4% increase in unit volume, a 2.1% increase in average unit selling price and a 1.3% increase due to acquisitions during the current year. The Company saw continued strong growth in domestic sales for both Sealy and Stearns & Foster brands as well as strong growth in international countries. Average unit selling price increased due mainly to strength in Stearns & Foster and Sealy Posturepedic Crown Jewel brands which have higher price points. The Company expects 2001 results to be moderated by the slowing economy, particularly consumer spending and retail sales especially in the first half. Most industry observers are forecasting sales growth of 2.5 to 4.0 percent for the industry in 2001. The Company believes it can continue to exceed the industry growth rate and increase its market share.

   Cost of Goods Sold. Cost of goods sold for the year, as a percentage of net sales, decreased 0.4 percentage points to 54.8%. This decrease is primarily attributable to an increase in sales of higher priced units, which have higher gross margins than average, improved plant efficiencies and higher overhead absorption from increased sales volume.

   Selling, General, Administrative. Selling, general, and administrative expense increased $31.8 million to $366.4 million, or 33.3% of net sales, compared to $334.6 million, or 33.9% of net sales. This increase is primarily due to increased marketing expenses of $16.6 million associated with sales volume. Delivery costs increased $6.6 million due to an overall increase in sales volume and higher fuel costs. In addition, other administrative costs have increased $11.5 million due to costs associated with restoring normal staffing levels after the relocation of the corporate headquarters as well as cost increases associated with increases in business activity and integration costs associated with acquisitions. These increases were partially offset by decreases in relocation expenses of $2.0 million as the Company incurred additional costs associated with the move of Corporate Headquarters to High Point, North Carolina during the first two quarters of 1999. In addition, foreign currency losses decreased from 1999 by $1.3 million mainly due to the devaluation of the Brazilian Real in the first quarter of 1999.

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

  Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding senior subordinated notes. The Company made capital expenditures aggregating $20.1 million and $24.1 million during 2001 and 2000, respectively. The Company has funded 2001 capital expenditures primarily with cash generated by operations and issuances of additional senior subordinated notes. The Company expects 2002 capital expenditures to be at a level consistent with 2001. The Company believes that annual capital expenditure limitations in the current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs.

   The Company previously contributed cash and other assets to MHI in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one accounted for under the cost method of accounting and the other under the equity method of accounting. The Company had sales of $82.1 million and $68.9 million for the year ended December 2, 2001 and $87.0 million and $53.8 million for the year ended November 26, 2000 of finished mattress products pursuant to multi-year supply contracts to these affiliates, respectively. Various operating factors combined with weak economic conditions during the past year and particularly in the third quarter of 2001, resulted in a review by Company management of the equity values related to these affiliates. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001. At December 2, 2001 the carrying value of these investments totaled $0.5 million. Although continuing to evaluate its tax strategies related to the impairment losses, the Company has not recognized a tax benefit related to the impairment charge due to uncertainty concerning the recoverability of such benefit for financial statement purposes as of December 2, 2001 (see Note 3).

   One MHI affiliate successfully renegotiated the terms of its credit agreement with its principal lenders. The Company is participating in the renegotiated bank facility through a $12.5 million secured loan that it funded in January 2002. In exchange for this participation, the Company received enhancements to the existing supply agreement including a three-year extension to June 30, 2007. As of December 2, 2001, the affiliate owes the Company $18.1 million in trade receivables. The Company is not obligated to fund additional amounts.

   The other MHI affiliate is currently renegotiating its credit agreement with its lenders. The affiliate is currently operating under a forbearance agreement with one of its lenders. The Company believes that the affiliate will be successful in renegotiating its credit agreement as negotiations continue between the affiliate, its lenders and the Company. There can be no assurance that agreements will be finalized. The Company is considering various and changing alternatives including, among others, making further investments in the affiliate and converting a portion of outstanding trade receivables owed by the affiliate into a convertible note receivable. The Company may also modify terms and conditions of its sales and accounts receivable. The Company is not however obligated to enter into any agreement or fund additional investments. As of December 2, 2001, the affiliate owes the Company $29.7 million in trade receivables; of which $15 million has been reclassified to investments in and advances to affiliates due to uncertainty on the timing of collection of such amounts. The Company also has minority representation on the affiliate's Board of Directors. In addition, a former executive of the Company is an executive officer of this affiliate.

   Based upon management's review of the available information and of the financial condition of the investees, the Company believes that adequate allowances ($6.2 million) have been established as of December 2, 2001 for potential losses on the receivables with the affiliates. The Company understands that these affiliates have experienced weakened results and is, however, unable to predict the impact, if any, on the affiliates should they continue to be effected by a weakened economy or be unsuccessful in renegotiating credit agreements or obtaining alternate additional financing. A significant negative impact on these affiliates could adversely affect the Company.

   During the first quarter of fiscal 2001, the Company secured an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25 million. The revolving credit facility expires in fiscal 2004. At December 2, 2001, the Company had approximately C$14.3 million available under this facility.

   On March 30, 2001 the pro rata lenders approved the Fourth Amendment to the pro rata credit agreement and the AXEL lenders approved the Third Amendment to the AXELs credit agreement. The amendments permit the Company to issue up to $125 million of additional senior subordinated notes and apply those proceeds to repay, in its entirety, the mortgage on the corporate headquarters complex, repay all amounts outstanding under the revolving credit facility and repay certain amounts outstanding under the Tranche A term loan. On April 10, 2001, the Company completed the private placement of $125 million of 9.875% senior subordinated notes. Funds from the issuance were used to repay existing bank debt and to fund operations. These notes are due and payable on December 15, 2007 and require semiannual interest payments which commence June 15, 2001. The Company registered the notes issued in 2001 with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company completed the exchange offer in the first quarter of 2002.

   On April 6, 2001, the Company completed the acquisition of Sapsa Bedding S.A., of Paris, France. The purchase price for the acquisition was $31.5 million, including costs associated with the acquisition. The acquisition was funded through approximately $8.6 million of existing cash and $22.9 million from available credit facilities.

   The Company recorded (income) expense of $(2.7) million and $6.8 million in fiscal 2001 and 2000 respectively, to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. The (income) expense associated with the right was recorded in stock based compensation expense. During 2001, the Company satisfied $10.7 million of the obligations through a cash payment in return for the delivery of a portion of the executive's securities. At December 2, 2001, the Company has $4.6 million recorded for the remaining repurchase obligation.

   The Company's accounts receivable from non-affiliates increased $36.3 million to $152.0 million at December 2, 2001 from $115.7 million at November 26, 2000. This increase is primarily due to the acquisition of Sapsa Bedding S.A., increases associated with the international operations due to increased sales and a general slowdown in payments due to the current economic conditions.

   The Company's inventory increased $6.8 million to $58.7 million at December 2, 2001 from $51.9 million at November 26, 2000. This increase is primarily attributable to the acquisition of Sapsa Bedding S.A.

   On July 16, 2001, Homelife Corporation, one of the Company's top ten customers in terms of revenue in fiscal 2000, filed for federal bankruptcy protection. The Company had $17.4 million of revenue with this customer in 2000 and $9.0 million in 2001 prior to its filing. The outstanding receivables in respect of Homelife Corporation total $4.8 million. In connection with the Homelife bankruptcy, the Company recorded a specific bad debt charge of $4.2 million in the third quarter.

   During 2001, the Company commenced a plan to shut down the Memphis facility and recorded a $0.5 million charge primarily for severance. The Company ceased operations early in the second quarter of 2001. The Company also recorded a $0.7 million charge for severance related to a management reorganization. All payments related to these charges were made by the end of 2001.

   The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. Any of these factors could have a material adverse effect on our business, financial condition or results of operations. In addition, the terrorist attacks of September 11, 2001 have eroded consumer confidence and have had a negative impact on the retail environment.

   The Company's ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on the Company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet our future liquidity needs throughout 2002. The Company will, however, need to refinance all or a portion of the principal of the notes on or prior to maturity. There can be no assurance that our business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, there can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

   Management believes that the Company will have the necessary liquidity through cash flows from operations, and availability under the Revolving Credit Facility throughout 2002 to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and other needs required to manage and operate its business.

   The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. At December 2, 2001, the Company had approximately $90.4 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $9.6 million. The Company's principal payments in fiscal 2002 under the Senior Credit Agreement amount to $18.7 million. The Tranche A Term Loan and the Revolving Credit Facility mature in December 2002. The Company is currently negotiating to renew the Revolving Credit Facility and expects it will have the ability to renew the existing facility or have the ability to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations. At February 19, 2002, the Tranche A Term Loan and the Revolving Credit Facility had a principal balance of $37.7 million.

   Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on its current Revolving Credit Facility or a new revolving credit agreement, if the current agreement is not renewed when it expires in December, 2002.

   Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially (subject to reduction based on attainment of certain leverage ratio levels) bears interest at a rate based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by Morgan Guaranty Trust Company of New York from time to time, as its base rate and (y) the Federal funds effective rate from time to time plus 0.50%) plus 0.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 1.00% in respect of the AXELs Series B, 1.25% in respect of the AXELs Series C and 1.50% in respect of the AXELs Series D, or (ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two, three or six months (or, subject to general availability, two weeks or twelve months), in each case plus 1.75% in respect of Tranche A Term Loans and Revolving Loans, 2.00% in respect of AXELs Series B, 2.25% in respect of AXELs Series C and 2.50% in respect to AXELs Series D. The Company's net weighted average borrowing cost was 10.1% and 9.7% for Fiscal 2001 and 2000, respectively. The Company's average interest rate has been negatively impacted by the Company's interest rate derivatives as the Company's interest rate derivatives have effectively fixed the interest rate on its floating rate debt during a period of declining interest rates.

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

   The Senior Subordinated Notes in aggregate principal amount of $250.0 million mature on December 15, 2007. Interest on the Senior Subordinated Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15 of each year. The fair value of the Senior Subordinated Notes, based on the quoted market price, was $233.1 million at December 2, 2001.

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

                                           Percentage of
                      Year                Principal Amount
                      ----                ----------------
                      2002...............     104.937%
                      2003...............     103.292%
                      2004...............     101.646%
                      2005 and thereafter     100.000%

   The Senior Subordinated Discount Notes in aggregate principal amount of $128.0 million mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date. The fair value of the Senior Subordinated Discount Notes, based on the quoted market price, was $111.4 million at December 2, 2001.

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

                                           Percentage of
                                          Principal Amount
                      Year                ----------------
                      2002...............     105.437%
                      2003...............     103.625%
                      2004...............     101.812%
                      2005 and thereafter     100.000%

   At December 2, 2001, the Company was in compliance with all of the covenants of all debt agreements.

   The Company has entered into interest rate swap agreements that effectively converts all of its floating-rate debt to a fixed-rate basis through March 2002 and $235.9 million of floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction.

   At December 2, 2001, $350.1 million of the Company's outstanding long-term debt was designated as the hedged items to the interest rate swap agreements. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. At December 2, 2001, the fair value carrying amounts of these instruments, which is included in other noncurrent liabilities, was a liability of $15.9 million. In addition, $15.9 million was recorded as a loss in accumulated other comprehensive loss.

   The Company's contractual obligations and other commercial commitments as of December 2, 2001 are summarized below:

                                                                                    Total
  Contractual Obligations     2002    2003    2004    2005     2006   After 2006 Obligations
  -----------------------    ------- ------- ------- ------- -------- ---------- -----------
 Long-Term Debt............. $29,858 $33,513 $85,529 $89,117 $105,228  $434,866   $778,111
 Operating Leases...........   8,630   6,487   5,360   4,298    3,726     2,954     31,455
                             ------- ------- ------- ------- --------  --------   --------
    Total................... $38,488 $40,000 $90,889 $93,415 $108,954  $437,820   $809,566
                             ======= ======= ======= ======= ========  ========   ========

                                                                                    Total
Other Commercial Commitments  2002    2003    2004    2005     2006   After 2006 Commitments
---------------------------- ------- ------- ------- ------- -------- ---------- -----------
 Standby Letters of Credit..      -- $ 9,630      --      --       --        --   $  9,630

  Foreign Operations and Export Sales

   The Company has three manufacturing facilities in Canada, and one each in Mexico, Argentina and Brazil. In addition, the Company completed in 2001 the acquisition of Sapsa Bedding S.A., a leading manufacturer of latex bedding products in Europe, with headquarters and manufacturing operations in France and Italy, as well as sales organizations in Spain, Germany, Belgium and the Netherlands. In 2000, the Company formed a joint venture with its Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia. The Company uses a Korean contract manufacturer to help service the Korean market, distributes products directly in many small international markets, and has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic.

   Subsequent to year end, the Argentine peso experienced a significant devaluation. Previously pegged 1 to 1 to the U.S. dollar, the peso was trading at approximately 1.8 pesos to the dollar at January 31, 2002. The Company does not expect this approximate 80% devaluation to have a significant impact on the consolidated financial statements as the net assets of the Argentine business at December 2, 2001, after the $4.4 million goodwill impairment charge recorded in the fourth quarter of 2001, were $3.9 million.

  Impact of Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," requires that all derivatives be recorded on the balance sheet at fair value. The Company adopted FAS 133 on November 27, 2000 and recorded a $0.2 million gain, net of income tax expense which is recorded in the consolidated income statement as a cumulative effect of an accounting change.

   The Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. The Company adopted SAB 101 effective November 27, 2000. The adoption did not have any effect on the Company's revenue recognition policy.

   In July 2001, the FASB issued FAS 141, "Business Combinations". FAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This statement applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of this pronouncement for business combinations subsequent to June 30, 2001. Adoption of this standard had no impact in 2001.

   In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001, the Company's first quarter of fiscal year 2003. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. It also addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Company will adopt the non-amortization provision for any acquisitions with a closing date subsequent to June 30, 2001. The Company may early adopt FAS 142 effective December 3, 2001 (fiscal year 2002) and does not expect to have a cumulative effect charge.

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

   In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for years beginning after December 15, 2001 and interim periods within those years, the Company's second quarter of fiscal 2002. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is currently evaluating the effects of this Statement.

   In April 2001, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-25 (EITF 00-25), "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs covered by the provisions of 00-25 as selling expenses. The Company is currently evaluating the impact of the new accounting guidance and expects that certain costs historically recorded as marketing and selling expenses will be reclassified as a reduction of revenues. The guidance from this issue should be applied no later than in interim financial statements for periods beginning after December 15, 2001, the Company's second quarter of fiscal 2002. The Company will adopt EITF 00-25 in the second quarter of fiscal 2002.

  Fiscal Year

   The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2001 was a 53-week year and the fiscal years ended November 26, 2000 and November 28, 1999 were 52-week years.

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

   To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of the purchases denominated in foreign currencies with forward contracts. At December 2, 2001, the Company had a forward contract to sell 9.8 million Canadian dollars expiring on December 11, 2001 and a forward contract to sell
12.8 million Mexican pesos expiring on March 29, 2002.

   Subsequent to year end, the Argentine peso experienced a significant devaluation. Previously pegged 1 to 1 to the U.S. dollar, the peso was trading at approximately 1.8 pesos to the dollar at January 31, 2002. The Company does not expect this approximate 80% devaluation to have a significant impact on the consolidated financial statements as the remaining net assets of the Argentine business at December 2, 2001, after the $4.4 million goodwill impairment charge recorded in the fourth quarter of 2001, were $3.9 million. Based upon the volatility of the Argentine peso, future inflation charges may have to be recorded through the income statement due to hyperinflation rules under FAS 52, "Foreign Currency Translation".

  Interest Rate Risk

   The Company has entered into interest rate swap agreements that effectively convert all of the floating-rate debt to a fixed rate basis through March 2002 and $235.9 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. A 10% increase or decrease in market interest rates that effect the Company's interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

   At December 2, 2001, $350.1 million of the Company's outstanding long-term debt was designated as the hedged items to the interest rate swap agreements. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. At December 2, 2001, the fair value carrying amounts of these instruments, which is included in other noncurrent liabilities, was a liability of $15.9 million. In addition, $15.9 million was recorded as a loss in accumulated other comprehensive loss.

   The Company has interest rate instruments in effect to provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin). As of December 2, 2001, the Company had a Forward Rate Agreement with a notional amount of $150.0 million, an interest rate of 5.75%, and a period from September 2001 to December 2001, a Forward Rate Agreement with a notional amount of $150.0 million, an interest rate of 5.82% and a period from December 2001 to March 2002 and an Interest Rate Amortizing Swap with a notional amount of $235.9 million, an interest rate of 6.08% and a period from December 2000 to December 2006. The Company does not expect to enter into another interest rate agreement after the expiration of the Forward Rate Agreement in March 2002.

Item 8.  Financial Statements and Supplementary Data

                               SEALY CORPORATION

                       Consolidated Financial Statements

                    December 2, 2001 and November 26, 2000
                (With Independent Accountants' Report Thereon)

                       Report of Independent Accountants

To the Board of Directors and
 Stockholders of Sealy Corporation

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 67 presents fairly, in all material respects, the financial position of Sealy Corporation and its subsidiaries (the "Company") at December 2, 2001 and November 26, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 2, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (3) on page 67 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Greensboro, North Carolina
February 8, 2002

                               SEALY CORPORATION

                          Consolidated Balance Sheets
                   (in thousands, except par value amounts)

                                                                                    December 2, November 26,
                                                                                       2001         2000
                                                                                    ----------- ------------
Assets
Current assets:
   Cash and cash equivalents.......................................................  $ 12,010     $ 18,114
   Accounts receivable--Non-Affiliates (net of allowance for doubtful accounts,
     2001--$14,302; 2000--$11,585).................................................   152,045      115,673
   Accounts receivable--Affiliates (net of allowance for doubtful accounts, 2001--
     $6,179; 2000--$180) (Note 17).................................................    29,061       29,816
   Inventories.....................................................................    58,711       51,872
   Prepaid expenses................................................................    18,654       10,000
   Deferred income taxes...........................................................    18,886       14,351
                                                                                     --------     --------
                                                                                      289,367      239,826
                                                                                     --------     --------
Property, plant and equipment--at cost:
   Land............................................................................    14,009       12,509
   Buildings and improvements......................................................    91,204       74,299
   Machinery and equipment.........................................................   153,125      118,885
   Construction in progress........................................................    12,901       21,827
                                                                                     --------     --------
                                                                                      271,239      227,520
   Less accumulated depreciation...................................................    86,942       70,437
                                                                                     --------     --------
                                                                                      184,297      157,083
                                                                                     --------     --------
Other assets:
   Goodwill, patents and other intangibles--net of accumulated amortization
     (2001--$115,356; 2000--$101,835)..............................................   377,196      375,238
   Investments in and advances to affiliates (Note 17).............................    15,468       30,519
   Debt issuance costs, net, and other assets......................................    36,799       27,349
                                                                                     --------     --------
                                                                                      429,463      433,106
                                                                                     --------     --------
                                                                                     $903,127     $830,015
                                                                                     ========     ========


         See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                          Consolidated Balance Sheets
                   (in thousands, except par value amounts)

                                                                              December 2, November 26,
                                                                                 2001         2000
                                                                              ----------- ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion-long-term obligations.....................................  $  29,858   $  34,373
   Accounts payable..........................................................     74,584      57,687
   Accrued expenses:
       Customer incentives and advertising...................................     41,449      38,257
       Compensation..........................................................     14,909      24,128
       Interest..............................................................     14,910      12,664
       Stock based compensation (Note 8).....................................         --      10,699
       Other.................................................................     33,326      30,213
                                                                               ---------   ---------
                                                                                 209,036     208,021
                                                                               ---------   ---------
Long-term obligations, net of current portion................................    748,253     651,810
Other noncurrent liabilities (Notes 7 and 8).................................     49,885      38,169
Deferred income taxes........................................................     27,819      23,801
Minority interest............................................................      1,040       1,504
Commitments and contingencies................................................         --          --
Stockholders' equity (deficit):
   Preferred stock, $0.01 par value; Authorized 100,000 shares; Issued, none.         --          --
   Class L common stock, $0.01 par value; Authorized, 6,000 shares;
     Issued (2001--1,598; 2000--1,486); Aggregate liquidation preference
     (2001--$94,309; 2000-- $79,739) (Note 11)...............................         16          15
   Class M common stock, $0.01 par value; Authorized, 2,000 shares;
     Issued (2001--1,549; 2000--1,549); Aggregate liquidation preference
     (2001--$91,437; 2000--$83,119) (Note 11)................................         15          15
   Class A common stock, $0.01 par value; Authorized 600,000 shares; Issued
     (2001--15,162; 2000--16,535)............................................        151         165
   Class B common stock, $0.01 par value; Authorized 200,000 shares; Issued
     (2001--13,482; 2000--11,935)............................................        135         120
   Additional paid-in capital................................................    145,712     134,547
   Accumulated deficit.......................................................   (236,685)   (215,872)
   Accumulated other comprehensive loss......................................    (29,987)    (12,195)
   Common stock held in treasury, at cost....................................    (12,263)        (85)
                                                                               ---------   ---------
                                                                                (132,906)    (93,290)
                                                                               ---------   ---------
                                                                               $ 903,127   $ 830,015
                                                                               =========   =========

         See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     Consolidated Statements Of Operations
                   (in thousands, except per share amounts)

                                                                                               Year Ended
                                                                                  ------------------------------------
                                                                                  December 2, November 26, November 28,
                                                                                     2001         2000         1999
                                                                                  ----------- ------------ ------------
Net sales--Non-affiliates........................................................ $1,033,558   $  951,926    $940,666
Net sales--Affiliates............................................................    163,191      149,616      45,041
                                                                                  ----------   ----------    --------
    Total net sales..............................................................  1,196,749    1,101,542     985,707
                                                                                  ----------   ----------    --------
Cost and expenses:
    Cost of goods sold--Non-affiliates...........................................    581,741      524,973     520,768
    Cost of goods sold--Affiliates...............................................     86,845       78,881      23,401
                                                                                  ----------   ----------    --------
       Total cost of goods sold..................................................    668,586      603,854     544,169
    Selling, general and administrative (including provisions for bad debts of
     $18,578, $3,634 and $2,248, respectively)...................................    429,555      366,443     334,557
    Stock based compensation.....................................................     (2,733)       6,797       6,664
    Restructuring charge (Note 16)...............................................      1,183           --          --
    Amortization of intangibles..................................................     13,474       12,865      12,881
    Asset impairment charge (Note 13)............................................      4,422           --          --
    Royalty income, net..........................................................    (11,667)     (11,370)     (9,945)
                                                                                  ----------   ----------    --------
       Income from operations....................................................     93,929      122,953      97,381
    Interest expense.............................................................     76,105       65,843      64,999
    Other (income) expense, net (Note 3).........................................     25,157         (262)         --
                                                                                  ----------   ----------    --------
       Income (loss) before income taxes, extraordinary item and
        cumulative effect of change in accounting principle......................     (7,333)      57,372      32,382
Income taxes.....................................................................     12,953       27,232      16,561
                                                                                  ----------   ----------    --------
    Income (loss) before extraordinary item and cumulative effect of change
     in accounting principle.....................................................    (20,286)      30,140      15,821
Extraordinary item-loss from early extinguishment of debt (net of income tax
 benefit of $452 in 2001) (Note 4)...............................................        679           --          --
Cumulative effect of change in accounting principle (net of income tax expense
 of $101 in 2001) (Note 1).......................................................       (152)          --          --
                                                                                  ----------   ----------    --------
    Net income (loss)............................................................    (20,813)      30,140      15,821
Liquidation preference for common L & M shares (Note 11).........................     16,862       14,808      13,461
                                                                                  ----------   ----------    --------
    Net income (loss) available to common shareholders........................... $  (37,675)  $   15,332    $  2,360
                                                                                  ==========   ==========    ========
Earnings (loss) per common share--Basic:
    Before extraordinary item and cumulative effect of change in accounting
     principle................................................................... $    (0.65)  $     0.96    $   0.50
    Extraordinary item...........................................................      (0.02)          --          --
    Cumulative effect of change in accounting principle..........................         --           --          --
                                                                                  ----------   ----------    --------
       Net earnings (loss)--Basic................................................      (0.67)        0.96        0.50
Liquidation preference for common L & M shares...................................      (0.54)       (0.47)      (0.43)
                                                                                  ----------   ----------    --------
    Net earnings (loss) available to common shareholders--Basic.................. $    (1.21)  $     0.49    $   0.07
                                                                                  ==========   ==========    ========
Earnings (loss) per common share--Diluted:
    Before extraordinary item and cumulative effect of change in accounting
     principle................................................................... $    (0.65)  $     0.88    $   0.48
    Extraordinary item...........................................................      (0.02)          --          --
    Cumulative effect of change in accounting principle..........................         --           --          --
                                                                                  ----------   ----------    --------
       Net earnings (loss)--Diluted..............................................      (0.67)        0.88        0.48
Liquidation preference for common L & M shares...................................      (0.54)       (0.43)      (0.41)
                                                                                  ----------   ----------    --------
       Net earnings (loss) available to common shareholders--Diluted............. $    (1.21)  $     0.45    $   0.07
                                                                                  ==========   ==========    ========
Weighted average number of common shares outstanding:
    Basic........................................................................     31,075       31,485      31,473
    Diluted......................................................................     31,075       34,235      32,972

         See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                Consolidated Statements of Stockholders' Equity
                                (in thousands)

                                                   Class L       Class M       Class A        Class B
                                                ------------  ------------- -------------  ------------- Additional
                                  Comprehensive Common Stock  Common Stock  Common  Stock  Common Stock   Paid-in   Accumulated
                                  Income (Loss) Shares Amount Shares Amount Shares  Amount Shares Amount  Capital     Deficit
                                  ------------- ------ ------ ------ ------ ------  ------ ------ ------ ---------- -----------
Balance at November 29, 1998.....               2,169   $22     866   $ 9   20,528   $205   7,791  $ 78   $134,530   $(261,833)
Net income.......................   $ 15,821       --    --      --    --       --     --      --    --         --      15,821
Exercised stock options..........         --       --    --      --    --      151      1      --    --         17          --
Cancellation and issuance of
 common stock....................         --     (683)   (7)    683     6   (4,144)   (41)  4,144    42         --          --
Common stock held in treasury,
 at cost.........................         --       --    --      --    --       --     --      --    --         --          --
Foreign currency translation.....      1,683       --    --      --    --       --     --      --    --         --          --
                                    --------    -----   ---   -----   ---   ------   ----  ------  ----   --------   ---------
Balance at November 28, 1999.....     17,504    1,486    15   1,549    15   16,535    165  11,935   120    134,547    (246,012)
                                    ========    =====   ===   =====   ===   ======   ====  ======  ====   ========   =========

Net income.......................     30,140       --    --      --    --       --     --      --    --         --      30,140
Foreign currency translation.....     (2,041)      --    --      --    --       --             --    --         --          --
                                    --------    -----   ---   -----   ---   ------   ----  ------  ----   --------   ---------
Balance at November 26, 2000.....     28,099    1,486    15   1,549    15   16,535    165  11,935   120    134,547    (215,872)
                                    ========    =====   ===   =====   ===   ======   ====  ======  ====   ========   =========

Net loss.........................    (20,813)      --    --      --    --       --     --      --    --         --     (20,813)
Purchase of stock held by
 executive subject to
 mandatory repurchase
 provisions......................         --       --    --      --    --       --     --      --    --     10,699          --
Exercised stock options..........         --      112     1      --    --      174      1      --    --        466          --
Cancellation and issuance of
 common stock....................         --       --    --      --    --   (1,547)   (15)  1,547    15         --          --
Common stock held in treasury,
 at cost.........................         --       --    --      --    --       --     --      --    --         --          --
Change in fair value of cash flow
 hedge...........................    (15,853)      --    --      --    --       --     --      --    --         --          --
Foreign currency translation.....     (1,939)      --    --      --    --       --     --      --    --         --          --
                                    --------    -----   ---   -----   ---   ------   ----  ------  ----   --------   ---------
Balance at December 2, 2001......   $(38,605)   1,598   $16   1,549   $15   15,162   $151  13,482  $135   $145,712   $(236,685)
                                    ========    =====   ===   =====   ===   ======   ====  ======  ====   ========   =========

                                             Accumulated
                                                Other
                                  Treasury  Comprehensive
                                   Stock        Loss        Total
                                  --------  ------------- ---------
Balance at November 29, 1998..... $     --    $(11,837)   $(138,826)
Net income.......................       --          --       15,821
Exercised stock options..........       --          --           18
Cancellation and issuance of
 common stock....................       --          --           --
Common stock held in treasury,
 at cost.........................      (85)         --          (85)
Foreign currency translation.....       --       1,683        1,683
                                  --------    --------    ---------
Balance at November 28, 1999.....      (85)    (10,154)    (121,389)
                                  ========    ========    =========

Net income.......................       --          --       30,140
Foreign currency translation.....       --      (2,041)      (2,041)
                                  --------    --------    ---------
Balance at November 26, 2000.....      (85)    (12,195)     (93,290)
                                  ========    ========    =========

Net loss.........................       --          --      (20,813)
Purchase of stock held by
 executive subject to
 mandatory repurchase
 provisions......................  (10,699)         --           --
Exercised stock options..........       --          --          468
Cancellation and issuance of
 common stock....................       --          --           --
Common stock held in treasury,
 at cost.........................   (1,479)         --       (1,479)
Change in fair value of cash flow
 hedge...........................       --     (15,853)     (15,853)
Foreign currency translation.....       --      (1,939)      (1,939)
                                  --------    --------    ---------
Balance at December 2, 2001...... $(12,263)   $(29,987)   $(132,906)
                                  ========    ========    =========

         See accompanying notes to consolidated financial statements.

                               SEALY CORPORATION

                     Consolidated Statements Of Cash Flows
                                (in thousands)

                                                                                    Year Ended
                                                                       ------------------------------------
                                                                       December 2, November 26, November 28,
                                                                          2001         2000         1999
                                                                       ----------- ------------ ------------
Cash flows from operating activities:
   Net income (loss)..................................................  $(20,813)    $ 30,140     $ 15,821
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:............................................
   Depreciation.......................................................    18,429       14,201       12,772
   Amortization of intangibles........................................    13,474       12,865       12,881
   Stock-based compensation...........................................    (2,733)       6,797        6,664
   Equity in net loss (income) of investee............................     3,997         (481)          --
   Impairment charges.................................................    30,672           --           --
   Deferred income taxes..............................................    (4,911)        (866)        (487)
   Non-cash interest expense:
       Discount on Senior Subordinated Notes, net.....................    11,248       10,345        9,306
       Debt issuance costs............................................     4,417        4,167        4,205
       Junior Subordinated Note.......................................     4,533        4,008        3,475
   Other, net.........................................................    (6,016)      (1,144)          89
Changes in operating assets and liabilities:
   Accounts receivable................................................   (19,788)     (22,362)     (12,714)
   Inventories........................................................     3,916       (3,562)        (954)
   Prepaid expenses...................................................    (8,212)      (4,032)       3,283
   Accounts payable/accrued expenses/other noncurrent liabilities.....   (16,934)      20,104        1,662
                                                                        --------     --------     --------
       Net cash provided by operating activities......................    11,279       70,180       56,003
                                                                        --------     --------     --------
Cash flows from investing activities:
   Purchase of property, plant and equipment..........................   (20,123)     (24,089)     (16,084)
   Investments in and advances to affiliates..........................   (16,151)          --      (27,794)
   Purchase of businesses, net of cash acquired.......................   (26,643)     (19,947)          --
   Proceeds from sale of property, plant and equipment................        65           95          840
                                                                        --------     --------     --------
       Net cash used in investing activities..........................   (62,852)     (43,941)     (43,038)
                                                                        --------     --------     --------
Cash flows from financing activities:
   Treasury stock repurchase, including direct expenses...............   (12,178)          --          (85)
   Proceeds from issuance of Senior Subordinated Notes................   127,500           --           --
   Repayment of long-term obligations.................................   (71,201)     (14,170)     (15,286)
   Net borrowings from revolving credit facilities....................     6,803       (4,800)       2,000
   Equity issuances...................................................       468           --           17
   Debt issuance costs................................................    (5,923)          --           --
                                                                        --------     --------     --------
       Net cash provided by (used in) financing activities............    45,469      (18,970)     (13,354)
                                                                        --------     --------     --------
Change in cash and cash equivalents...................................    (6,104)       7,269         (389)
Cash and cash equivalents:
   Beginning of period................................................    18,114       10,845       11,234
                                                                        --------     --------     --------
   End of period......................................................  $ 12,010     $ 18,114     $ 10,845
                                                                        ========     ========     ========
Supplemental disclosures:
   Taxes paid.........................................................  $ 22,105     $ 28,719     $ 18,042
   Interest paid......................................................  $ 54,338     $ 49,880     $ 48,483

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

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned companies are accounted for using the equity method. Investments in greater than 50% owned affiliates are accounted for by the consolidation method of accounting whereby the portion not owned by the Company is shown as "Minority interest" in the financial statements.

  Fiscal Year

   The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2001 was a 53-week year and the fiscal years ended November 26, 2000 and November 28, 1999 were 52-week years.

  Recently Issued Accounting Pronouncements

   The Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company recorded a $0.2 million gain, upon adoption as of November 27, 2000, net of income tax expense which is recorded in the consolidated income statement as a cumulative effect of a change in accounting principle.

   Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements", which, among other guidance, clarifies certain conditions to be met in order to recognize revenue, was adopted by the Company effective November 27, 2000. The adoption did not have any effect on the Company's revenue recognition policy.

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued FAS 141, "Business Combinations". FAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This statement applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted the provisions of this pronouncement for any business combinations subsequent to June 30, 2001.

   In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001, the Company's first quarter of fiscal year 2003. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17,

                               SEALY CORPORATION

"Intangible Assets". Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. It also addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Company adopted the non amortization provision for any acquisitions with a closing date subsequent to June 30, 2001. The Company may early adopt FAS 142 effective December 3, 2001 and does not expect to have a cumulative effect charge.

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

   In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for years beginning after December 15, 2001 and interim periods within those years, the Company's second quarter of fiscal 2002. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is currently evaluating the effects of this Statement.

   In April 2001, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as co-op advertising and amortization of the supply agreements covered by the provisions of 00-25 as selling expenses which are recorded in selling, general and administration in the Statement of Operations. The Company is currently evaluating the impact of the new accounting guidance and expects that certain costs historically recorded as marketing and selling expenses will be reclassified as a reduction of revenues. The guidance from this issue should be applied no later than in interim financial statements for periods beginning after December 15, 2001, the Company's second quarter of fiscal 2002.

  Revenue Recognition

   The Company recognizes revenue, net of estimated returns, when title passes which is generally upon delivery of shipments. Sales are presented net of cash discounts. The Company provides an allowance for bad debts for all estimated uncollectible accounts receivable.

  Product Delivery Costs

   The Company incurred $54.5 million, $44.6 million and $38.0 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2001, 2000 and 1999, respectively. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

                               SEALY CORPORATION

  Concentrations of Credit Risk

   Cash and cash equivalents are, for the most part, maintained with several major financial institutions in North America and Europe. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

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

   The Company serves over 7,400 retail outlets (approximately 3,200 customers), which include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 22% of the Company's net sales for the year ended December 2, 2001 and no single customer accounted for over 10% of the Company's net sales.

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

  Reclassification

   Certain reclassifications of the 2000 and 1999 financial statements and related footnotes have been made to conform with the 2001 presentation.

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

                               SEALY CORPORATION

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

  Investments

   From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. These investments are included in "Investment in and advances to affiliates" in the Company's balance sheet (See Notes 3 and 17). The Company regularly assesses its investments for impairment when events or circumstances indicate their carrying value may not be recoverable through review of their net realizable value.

  Amortization of Intangibles

   The excess of the purchase cost over the fair value of assets acquired of $474.4 million is being amortized on a straight-line basis primarily over 40 years. The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying value may not be recoverable. As discussed in Note 13, the Company recognized an impairment charge of $4.4 million in 2001. The Company believes that no additional impairment of goodwill existed at December 2, 2001 or November 26, 2000, after writing down the entire $4.4 million of goodwill related to the Company's 70% interest in an Argentine subsidiary in the fourth quarter of 2001.

   Other intangibles of $18.0 million include patents, trademarks and licenses which are amortized on the straight-line method over periods ranging from 5 to 20 years.

   The costs related to the issuance of debt (gross costs of $37.2 million at December 2, 2001, net of accumulated amortization of $16.4 million) are capitalized and amortized to interest expense over the lives of the related debt.

  Earnings Per Common Share

   Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 11).

                               SEALY CORPORATION

  Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 9).

  Advertising Costs

   The Company expenses all advertising costs as incurred. Advertising expenses, including co-op advertising, for the years ended December 2, 2001, November 26, 2000 and November 28, 1999 amounted to $153.0 million, $141.0 million and $127.7 million, respectively.

  Warranties

   The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded.

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

Note 2:  Inventories

   The components of inventory as of December 2, 2001 and November 26, 2000 were as follows:

                                         2001    2000
                                        ------- -------
                                        (in thousands)
                        Raw materials.. $30,734 $29,360
                        Work in process  18,701  15,665
                        Finished goods.   9,276   6,847
                                        ------- -------
                                        $58,711 $51,872
                                        ======= =======

Note 3:  Other (Income) Expense, Net

   The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one of which is accounted for under the cost method and the other under the equity method. Various operating factors combined with weak economic conditions created during the third quarter produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI. The Company has determined that the decline in the value of such

                               SEALY CORPORATION
investments is other than temporary and, as a consequence, has recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter 2001. The Company also recognized a loss of $4.0 million for its proportionate share of the net loss of the equity investee in 2001 as compared to a gain of $0.5 million in 2000. See Note 17 for further discussion related to MHI.

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

   Other (income) expense, net also includes $(0.5) million and $0.2 million for minority interest associated with the Argentina operations in 2001 and 2000, respectively. See also Note 13.

Note 4:  Long-Term Obligations

   Long-term debt as of December 2, 2001 and November 26, 2000 consisted of the following:

                                                                         2001     2000
                                                                       -------- --------
                                                                        (in thousands)
Senior AXELs Credit Agreement......................................... $324,375 $325,875
Senior Revolving Credit Agreement:
   Tranche A Term Loan................................................   25,737   82,271
   Revolving Credit Facility..........................................       --       --
Senior Subordinated Notes (net of premium: 2001--$2,251 and 2000--$0).  252,251  125,000
Senior Subordinated Discount Notes (net of discount: 2001--$13,355 and
  2000--$24,852)......................................................  114,645  103,148
Junior Subordinated Notes.............................................   40,038   35,505
Other.................................................................   21,065   14,384
                                                                       -------- --------
                                                                        778,111  686,183
Less current portion..................................................   29,858   34,373
                                                                       -------- --------
                                                                       $748,253 $651,810
                                                                       ======== ========

   The Senior Credit Agreements provide for loans of up to $550.0 million, consisting of a $450.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). Sealy Mattress Company (the "Issuer") distributed the proceeds of the Term Loan Facility and its initial borrowings under the Revolving Credit Facility to Sealy Corporation ("Parent") to provide a portion of the funds necessary to consummate the 1997 recapitalization of the Company. Indebtedness of the Issuer under the Senior Credit Agreements is secured and guaranteed by Parent and certain of the Issuer's current and all of the Issuer's future U.S. subsidiaries and bears interest at a floating rate. See Note 18 for further details regarding guarantees including consolidating condensed financial statements for guarantors and non-guarantors. The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA as determined in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. At December 2, 2001 the Company had approximately $90.4 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $9.6 million. The Company's net weighted average borrowing cost was 10.1% and 9.7% for Fiscal 2001 and 2000 respectively.

                               SEALY CORPORATION

   Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially bears interest at a rate (subject to reduction based on attainment of certain leverage ratio levels) based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by Morgan Guaranty Trust Company of New York from time to time, as its base rate or (y) the Federal funds effective rate from time to time plus 0.50%) plus 0.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 1.00% in respect of the AXELs Series B, 1.25% in respect of the AXELs Series C and 1.50% in respect of the AXELs Series D, or (ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two, three or six months (or, subject to general availability, two weeks to twelve months), in each case plus 1.75% in respect of Tranche A Term Loans and Revolving Loans, 2.00% in respect of AXELs Series B, 2.25% in respect of AXELs Series C and 2.50% in respect to AXELs Series D.

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

   The Senior Subordinated Notes, which are guaranteed by the Parent, were issued pursuant to an Indenture (the "Senior Subordinated Note Indenture") among the Issuer, the Guarantors and The Bank of New York, as trustee (the "Senior Subordinated Note Trustee"). Notes in aggregate principal amount of $125.0 million were issued in an initial offering in 1998. An additional offering of $125.0 million was made in 2001 pursuant to the indenture. All Notes mature on December 15, 2007 and bear interest at the rate of 9 7/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The proceeds from the offering in 2001 were used to repay existing bank debt. As a result, the Company recognized an extraordinary loss on the write-off of a portion of the previous debt issuance costs of $0.7 million (net of a $0.5 million tax benefit).

   The Company registered the notes issued in 2001 with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company completed the exchange offer in the first quarter of 2002.

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

                                           Percentage of
                      Year                Principal Amount
                      ----                ----------------
                      2002...............     104.937%
                      2003...............     103.292%
                      2004...............     101.646%
                      2005 and thereafter     100.000%

                               SEALY CORPORATION

   The Senior Subordinated Discount Notes, which are guaranteed by the Parent, in aggregate principal amount of $128.0 million were issued in December 1997, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the "Full Accretion Date"), no interest (other than liquidated damages, if applicable) will accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on the Full Accretion Date, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. Interest on the Senior Subordinated Discount Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the Full Accretion Date.

   The Senior Subordinated Discount Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

                                          Percentage of
                                         Principal Amount
                                         ----------------
                      2002..............     105.437%
                      2003..............     103.625%
                      2004..............     101.812%
                      2005 and hereafter     100.000%

   The Junior Note had an initial principal balance outstanding of $25.0 million and matures on December 18, 2008. Interest on the Junior Note accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company elects to add accrued interest for such quarter to the then outstanding principal balance. The Company has the option, at each quarter end, to elect to pay the interest due for the quarter or add such interest to the principal balance through the term of the Note. From inception, the Company has elected to add accrued interest to the principal balance increasing the total outstanding balance to $40.0 million at December 2, 2001.

   During the first quarter of 2001, the Company entered into an agreement to secure an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25.0 million. The revolving credit facility expires in fiscal 2004. At December 2, 2001, the Company had approximately C$14.3 available under this facility.

   At December 2, 2001, the annual maturities of the principal amounts of long-term obligations were (in thousands):

                              2002...... $ 29,858
                              2003......   33,513
                              2004......   85,529
                              2005......   89,117
                              2006......  105,228
                              Thereafter  434,866

                               SEALY CORPORATION

Note 5:  Lease Commitments

   The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at December 2, 2001.

                                     Commitments Under
                         Fiscal Year Operating Leases
                         ----------- -----------------
                                      (in thousands)
                         2002.......      $ 8,630
                         2003.......        6,487
                         2004.......        5,360
                         2005.......        4,298
                         2006.......        3,726
                         Thereafter.        2,954
                                          -------
                                          $31,455
                                          =======

   Rental expense charged to operations is as follows:

                                                            Year Ended   Year Ended    Year Ended
                                                           Dec. 2, 2001 Nov. 26, 2000 Nov. 28, 1999
                                                           ------------ ------------- -------------
                                                                        (in thousands)
Minimum rentals...........................................   $13,356       $10,014       $ 9,053
Contingent rentals (based upon delivery equipment mileage)     2,725         1,924         1,376
                                                             -------       -------       -------
                                                             $16,081       $11,938       $10,429
                                                             =======       =======       =======

   The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2009. Most of the operating leases provide for increased rent through increases in general price levels.

Note 6:  Fair Value of Financial Instruments

   Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Senior AXELs Credit Agreement and the Senior Revolving Credit Agreement approximates fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the Senior Subordinated Notes and Senior Subordinated Discount Notes, based on a quoted market price, was $233.1 million and $111.4 million, respectively, at December 2, 2001.

Note 7:  Hedging Strategy

   The Company has entered into interest rate swap agreements that effectively convert all of its floating-rate debt to a fixed-rate basis through March 2002 and $235.9 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. At December 2, 2001, $350.1 million of the Company's outstanding long-term debt was designated as the hedged items to the interest rate swap agreements. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated

                               SEALY CORPORATION
amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. At December 2, 2001, the fair value carrying amounts of these instruments, which is included in other noncurrent liabilities, was a liability of $15.9 million. In addition, $15.9 million was recorded as a loss in accumulated other comprehensive loss.

   The Company has interest rate instruments in effect to provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin). As of December 2, 2001, the Company had a Forward Rate Agreement with a notional amount of $150.0 million, an interest rate of 5.75%, and a period from September 2001 to December 2001, a Forward Rate Agreement with a notional amount of $150.0 million, an interest rate of 5.82% and a period from December 2001 to March 2002 and an Interest Rate Amortizing Swap with a notional amount of $235.9 million, an interest rate of 6.08% and a period from December 2000 to December 2006.

   To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward contracts. At December 2, 2001, the Company had a forward contract to sell 9.8 million Canadian dollars expiring on December 11, 2001 and a forward contract to sell
12.8 million Mexican pesos expiring on March 29, 2002.

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

   Upon consummation of the 1997 Recapitalization of the Company, certain senior executives received fully-vested ten-year stock options to acquire 145,516 shares of the Company's Class L Common Stock at an exercise price of $10.125 per share and 1,309,644 shares of the Company's Class A Common Stock at an exercise price of $0.125 per share.

   The Company recorded (income) expense of $(2.7) million, $6.8 million and $6.7 million in fiscal 2001, 2000 and 1999, respectively, to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. The (income) expense associated with the right was recorded in stock based compensation. During fiscal 2001, the Company satisfied a portion of the obligation through a draw of the Company's Revolving Credit Facility and the delivery of a portion of the executive's securities. At December 2, 2001, the Company has $4.6 million recorded for the obligation which is reflected in "other noncurrent liabilities".

   FAS No. 123 Disclosures: As permitted by FAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 123 does however require the disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

                               SEALY CORPORATION

   For purposes of this pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company recognized no compensation expense in 2001, 2000 or 1999 as all options were granted at the fair market value of the stock at the date of grant.

                                                      2001     2000    1999
                                                    --------  ------- -------
  Net income (loss) (in thousands)..... As reported $(20,813) $30,140 $15,821
                                        Pro forma   $(21,458) $29,552 $14,592
  Net earnings (loss) per share-Diluted As reported $  (0.67) $  0.88 $  0.48
                                        Pro forma   $  (0.69) $  0.86 $  0.44

   The fair value for all options granted were estimated at the date of grant or revaluation using a Black-Scholes option pricing model with the following weighted-average assumptions: the expected life for all options is seven years; the expected dividend yield for all stock is zero percent and the expected volatility of all stock is zero percent. The fair market value of the Company's stock is determined by the Company's Board of Directors based on a value as determined by a multiple of "adjusted" earnings before interest, income taxes, depreciation and amortization ("Adjusted" EBITDA).

   The risk free interest rates utilized for the grants are as follows:

                                            Risk Free
                        Option Grant Date Interest Rate
                        ----------------- -------------
                           Fiscal 1999...  4.57%-6.17%
                           Fiscal 2000...  5.77%-6.09%
                           Fiscal 2001...  4.62%-5.39%

   A summary of the status and changes of shares subject to options and the related average price per share is as follows:

                                                         Average
                                               Shares    Option
                                             Subject to Price Per
                                              Options     Share
                                             ---------- ---------
               Outstanding November 29, 1998 3,611,156    $2.01
                  Granted...................   171,500     0.72
                  Exercised.................  (150,570)    0.13
                  Canceled..................   (69,000)    1.83
                                             ---------    -----
               Outstanding November 28, 1999 3,563,086     2.02
                  Granted...................   151,500     7.80
                  Exercised.................        --       --
                  Canceled..................   (39,000)    0.56
                                             ---------    -----
               Outstanding November 26, 2000 3,675,586     2.27
                  Granted...................   747,000     9.48
                  Exercised.................  (288,056)    5.15
                  Canceled..................  (241,000)    2.02
                                             ---------    -----
               Outstanding December 2, 2001. 3,893,530    $3.46
                                             =========    =====

                               SEALY CORPORATION

   For various price ranges, weighted average characteristics of outstanding stock options at December 2, 2001 were as follows:

                                Outstanding Options      Exercisable Options
                            ---------------------------- -------------------
                                      Remaining Weighted            Weighted
                                        Life    Average             Average
   Range of Exercise prices  Shares    (Years)   Price     Shares    Price
   ------------------------ --------- --------- -------- ---------  --------
        Class A
        $0.00-$1.20........ 2,011,570    6.4     $ 0.49  1,245,470   $ 0.46
        $3.60-$4.80........   970,000    6.3       4.18    582,000   $ 4.18
        $4.80-$6.00........    24,000    8.0       5.98         --       --
        $6.01-$7.20........    53,500    8.6       6.77         --       --
        $7.21-$8.40........    27,500    8.6       7.88         --       --
        $8.41-$9.60........   554,000    9.6       8.56         --       --
        $10.80-$12.00......   219,500    9.2      12.00         --       --
        Class L
        $0.00-$10.13.......    33,460    6.0     $10.13     33,460   $10.13

   The weighted average fair value of options granted were $2.95, $2.68 and $0.26 in 2001, 2000 and 1999, respectively.

Note 9:  Income Taxes

   The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

                                                               Year ended   Year ended    Year ended
                                                              Dec. 2, 2001 Nov. 26, 2000 Nov. 28, 1999
                                                              ------------ ------------- -------------
                                                                           (in thousands)
Current:
Federal......................................................   $ 9,541       $20,444       $11,058
State and local..............................................      (661)        2,455         2,250
Foreign......................................................     8,633         5,199         3,740
                                                                -------       -------       -------
                                                                 17,513        28,098        17,048
Deferred:
Federal......................................................    (3,213)         (450)         (471)
State and local..............................................      (459)          (64)         (473)
Foreign......................................................    (1,239)         (352)          457
                                                                -------       -------       -------
                                                                 (4,911)         (866)         (487)
                                                                -------       -------       -------
Total tax expense including effects of extraordinary item and
  cumulative effect of change in accounting principle........    12,602        27,232        16,561
Benefit allocated to loss from early extinguishment of debt..       452            --            --
Expense allocated to cumulative effect of change in
  accounting principle.......................................      (101)           --            --
                                                                -------       -------       -------
Income tax expense before extraordinary item.................   $12,953       $27,232       $16,561
                                                                =======       =======       =======

   Income before taxes from foreign operations amounted to $6.4 million, $12.2 million, and $9.0 million for the years ended December 2, 2001, November 26, 2000, and November 28, 1999, respectively.

                               SEALY CORPORATION

   The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

                                                                            Year ended   Year ended    Year ended
                                                                           Dec. 2, 2001 Nov. 26, 2000 Nov. 28, 1999
                                                                           ------------ ------------- -------------
Income tax expense (benefit) computed at statutory U.S. Federal income
  tax rate................................................................   $(2,567)      $20,079       $11,334
State and local income taxes, net of federal tax benefit..................      (718)        1,809         1,394
Foreign tax rate differential and effects of foreign earnings repatriation     2,762            53           332
Effect of nondeductible loss..............................................     9,881            --            --
Effect of non deductible meals and entertainment..........................       592           674           501
Other items, net..........................................................      (745)          891          (787)
                                                                             -------       -------       -------
Income tax expense before permanent differences resulting from
  purchase accounting.....................................................     9,205        23,506        12,774
Permanent differences resulting from purchase accounting..................     3,748         3,726         3,787
                                                                             -------       -------       -------
Total income tax..........................................................   $12,953       $27,232       $16,561
                                                                             =======       =======       =======

   Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

                                                                     2001                    2000
                                                            ----------------------  ----------------------
                                                              Current   Noncurrent    Current   Noncurrent
                                                               Asset       Asset       Asset       Asset
                                                            (Liability) (Liability) (Liability) (Liability)
                                                            ----------- ----------- ----------- -----------
                                                                            (in thousands)
Accrued salaries and benefits..............................   $ 4,949    $  3,466     $ 4,311    $  6,804
Allowance for doubtful accounts............................     7,863          --       4,238          --
Plant shutdown, idle facilities, and environmental costs...       357       1,719       1,105       1,322
Tax credit and loss carryforward benefit...................       893      12,034         897          --
Accrued warranty reserve...................................     2,930          --       2,997          --
Other accrued reserves.....................................     1,833          --         591          --
Book versus tax differences related to property, plant, and
  equipment................................................      (552)    (25,462)         --     (21,868)
Book versus tax differences related to intangible assets...        --      (8,021)         --     (10,217)
All other..................................................       613         447         212         158
                                                              -------    --------     -------    --------
                                                               18,886     (15,817)     14,351     (23,801)
                                                              -------    --------     -------    --------
Valuation allowance........................................        --     (12,002)         --          --
                                                              -------    --------     -------    --------
                                                              $18,886    $(27,819)    $14,351    $(23,801)
                                                              =======    ========     =======    ========

   The Company recorded a valuation allowance of $12.0 million against part of the deferred tax asset for the tax credit and loss carryforward benefit due to uncertainties regarding realizability in the statutory period.

   A provision has not been made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries. Upon repatriation of such earnings, withholding taxes might be imposed that are then available for use as credits against U.S. Federal income tax liability, subject to certain limitations. The amount of taxes that would be payable on repatriation of the entire amount of undistributed earnings is immaterial at December 2, 2001 and November 26, 2000.

Note 10:  Retirement Plans

   Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $6.5 million, $8.4 million, and $7.4 million for the years ended December 2, 2001, November 26, 2000, and November 28, 1999, respectively.

Note 11:  Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                    2001     2000    1999
                                                                  --------  ------- -------
                                                                       (in thousands)
Numerator:
Income(loss) before extraordinary item........................... $(20,286) $30,140 $15,821
Extraordinary item, net..........................................      679       --      --
Cumulative effect of change in accounting principle..............     (152)      --      --
                                                                  --------  ------- -------
Net income (loss)................................................  (20,813)  30,140  15,821
Liquidation preference for common L & M shares...................   16,862   14,808  13,461
                                                                  --------  ------- -------
Net income (loss) available to common shareholders............... $(37,675) $15,332 $ 2,360
                                                                  ========  ======= =======
Denominator:
Denominator for basic earnings per share--weighted average shares   31,075   31,485  31,473
Effect of dilutive securities:
Stock options....................................................       --    2,750   1,499
                                                                  --------  ------- -------
Denominator for diluted earnings per share--adjusted weighted-
  average shares and assumed conversions.........................   31,075   34,235  32,972
                                                                  ========  ======= =======

   Due to the loss from continuing operations in 2001, the potentially dilutive securities would have been antidilutive. Accordingly, they are excluded from the calculation in dilutive earnings per share.

   The Company's capital stock consists of Class A common stock, par value $0.01 per share ("Class A Common"), Class B common stock, par value $0.01 per share ("Class B Common"), Class L common stock, par value $0.01 per share ("Class L Common"), and Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The Class L Common and the Class M Common are senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. Class A Common and Class L Common are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. As of December 2, 2001 and November 26, 2000, the aggregate liquidation preference of Class L and Class M Common, including the preferred yield of 10% compounded annually, amounted to $185.7 million and $162.9 million, respectively. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

                               SEALY CORPORATION

Note 12:  Summary of Interim Financial Information (Unaudited)

   Quarterly financial data for the years ended December 2, 2001 and November 26, 2000, is presented below:

                                                             First        Second      Third     Fourth
                                                            Quarter       Quarter    Quarter    Quarter
                                                            --------      --------   --------  --------
                                                           (Amounts in thousands, except for share data)
2001:
   Net sales.............................................. $265,838      $272,971   $330,625   $327,315
   Gross profit...........................................  119,606       115,978    147,959    144,620
   Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle.............    4,783         1,395    (21,746)    (4,718)
   Extraordinary item.....................................       --           679         --         --
   Cumulative effect of change in accounting principle....     (152)           --         --         --
   Net income (loss)......................................    4,935           716    (21,746)    (4,718)
   Earnings per share--Basic..............................     0.16          0.02      (0.71)     (0.14)
   Earnings per share--Diluted............................     0.15          0.02      (0.71)     (0.14)
2000:
   Net sales.............................................. $256,639      $264,055   $292,741   $288,107
   Gross profit...........................................  115,212       118,864    132,897    130,715
   Net income.............................................    5,557         7,568     12,439      4,576
   Earnings per share--Basic..............................     0.18          0.24       0.40       0.14
   Earnings per share--Diluted............................     0.16          0.22       0.36       0.14

Note 13:  Business Acquisitions

   On April 6, 2001, the Company acquired the outstanding capital stock of Sapsa Bedding, S.A., of Paris, France for $31.5 million, including costs associated with the acquisition. Sapsa, with primary locations in Paris, France and Milan, Italy, manufactures and sells latex bedding and bedding products to retailers and wholesalers in Europe. Sapsa also sells latex mattress cores and pillows to other manufacturers which sell the finished products under their own trademark. As part of the purchase price, EUR 3.0 million (approximately $2.8 million) is being held in escrow pursuant to the Share Sale Agreement. In addition, the Company is holding EUR 4.3 million as additional escrow funds to be disbursed by December 31, 2002. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the preliminary purchase price allocation, the Company recorded $20.4 million in goodwill and other intangibles to be amortized primarily over a 20 year period.

                   Cash price.......................... $31.5
                   Liabilities assumed.................  44.8
                                                        -----
                   Purchase price......................  76.3
                   Fair value of assets acquired.......  55.9
                                                        -----
                   Goodwill and other intangible assets $20.4
                                                        =====

   On August 10, 2000, the Company acquired 70% of the outstanding capital stock of Rozen S.R.L. for $9.5 million, including costs associated with the acquisition. Rozen, located in Buenos Aires, Argentina, manufactures and sells bedding to retailers located in Argentina. Rozen also owns and operates several retail sleep shops in the Buenos Aires area. As part of the purchase price, $1.0 million is being held in escrow pursuant to the Purchase Agreement. The Company recorded the acquisition using the purchase method of accounting and, accordingly,

                               SEALY CORPORATION
the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the purchase price allocation, the Company recorded $4.7 million in goodwill to be amortized over a 20 year period.

                      Cash paid.................... $ 9.5
                      Liabilities assumed..........   9.4
                                                    -----
                      Purchase price...............  18.9
                      Fair value of assets acquired  14.2
                                                    -----
                         Goodwill.................. $ 4.7
                                                    =====

   During 2001, Rozen's operations were negatively impacted by deteriorating economic conditions in Argentina resulting in a loss from operations. As a result of these economic conditions, the Argentine government allowed the peso, previously pegged 1 to 1 to the U.S. dollar, to freely float at a market exchange rate subsequent to December 2, 2001. In addition, the Argentine government imposed a restriction that severely limited cash withdrawals from the country. On January 31, 2002, the peso was trading at approximately 1.8 pesos to the dollar. As a result of the operating loss incurred by Rozen, the deteriorating economic conditions and the uncertainty surrounding the peso devaluation, the Company reviewed the carrying value of its investment in Rozen S.R.L. As a consequence, the Company has recorded a non-cash impairment charge of $4.4 million to write off all remaining unamortized goodwill. Management believes the value of the remaining assets are recoverable.

   On September 1, 2000, the Company acquired certain operating assets of Premier Bedding Group, LLC for $8.3 million. The business acquired manufactures and sells bedding to retailers primarily in the United States under the Bassett and Carrington Chase brand names. As part of the acquisition, the Company acquired the exclusive right to manufacture, market and sell bedding under the previously mentioned brand names through October, 2015. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair value. As a result of the purchase price allocation, the Company recorded $3.5 million of other intangibles associated with the license agreement acquired. This intangible is being amortized over a 15 year period.

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

   The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut

                               SEAL CORPORATION

Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

   While the Company cannot predict the ultimate timing or costs of the South Brunswick and Rockville remediation, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision, these matters could have a material adverse effect.

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

Note 15:  Segment Information

   The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding. During 2001, 2000 and 1999 no one customer represented 10% or more of total net sales. Sales outside the United States were $193,619, $114,547 and $92,059 for 2001, 2000 and 1999, respectively. Additionally, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $45,990 and $19,626 as of December 2, 2001 and November 26, 2000.

Note 16:  Restructuring Charge

   During the first quarter of 2001, the Company commenced a plan to shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. The Company ceased operations in the second quarter of 2001 and is actively pursuing the sale of the facility. Also during the first quarter of 2001, the Company recorded a $0.7 million charge for severance related to a management reorganization. All payments related to these charges have been made.

Note 17:  Related Party Transactions

   The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one accounted for under the cost method and the other under the equity method. The Company had sales of $82.1 million and $68.9 million for the year ended December 2, 2001 and $87.0 million and $53.8 million for the year ended November 26, 2000 of finished mattress products pursuant to multi-year supply contracts to these affiliates, respectively. The Company also had sales of $12.2 million and $8.8 million for the year ended December 2, 2001 and November 26, 2000, respectively, to another affiliate that is owned by Bain Capital, LLC and other shareholders. The Company believes that the terms on which mattresses are supplied to these affiliates are not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm's length basis from a person that is not an affiliate or related party.

                               SEALY CORPORATION

   Various operating factors combined with weak economic conditions during the past year and particularly in the third quarter of 2001, resulted in a review by Company management of the equity values related to these affiliates. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001. At December 2, 2001, the carrying value of these investments totaled $0.5 million. Although continuing to evaluate its tax strategies related to the impairment losses, the Company has not recognized a tax benefit related to the impairment charge due to uncertainty concerning the recoverability of such benefit for financial statements purposes as of December 2, 2001 (see Note 9).

   One MHI affiliate successfully renegotiated the terms of its credit agreement with its principal lenders. The Company is participating in the renegotiated bank facility through a $12.5 million secured loan that was disbursed in January 2002. In exchange for this participation, the Company received enhancements to the existing supply agreement including a three-year extension to June 30, 2007. As of December 2, 2001, the affiliate owes the Company $18.1 million in trade receivables.

   The other MHI affiliate is currently renegotiating its credit agreement with its lenders. The affiliate is currently operating under a forbearance agreement with one of its lenders. The Company believes that the affiliate will be successful in renegotiating its credit agreement as negotiations continue between the affiliate, its lenders and the Company. There can be no assurance that agreements can be finalized. The Company is considering various and changing alternatives including, among others, making further investments in the affiliate and converting a portion of outstanding trade receivables owed by the affiliate into a convertible note receivable. The Company may also modify terms and conditions of its sales and accounts receivable. The Company is not however obligated to enter into any agreement or fund additional investments. As of December 2, 2001, the affiliate owes the Company $29.7 million in trade receivables; of which $15 million has been reclassified to investments in and advances to affiliates due to uncertainty on the timing of collection of such amounts. The Company also has minority representation on the affiliate's Board of Directors. In addition, a former executive of the Company is an executive officer of this affiliate.

   Based upon management's review of the available information and of the financial condition of the investees, the Company believes that adequate allowances ($6.2 million) have been established as of December 2, 2001 for potential losses on the receivables with the affiliates. The Company understands that these affiliates have experienced weakened results and is, however, unable to predict the impact, if any, on these affiliates, should they continue to be effected by a weakened economy or be unsuccessful in renegotiating credit agreements or obtaining alternate additional financing. A significant negative impact on these affiliates could adversely affect the Company.

   In January 2001, pursuant to an employment agreement, an executive of the Company transferred 891,630 shares of the Company's Class A common stock for $10.7 million to the Company. Separately and in connection with the management reorganization discussed in Note 16, the Company acquired 118,072 shares of Class A common stock for $1.5 million from two executives of the Company upon separation from the Company.

   The Company has paid Bain Capital, LLC, the Company's largest stockholder, an annual management fee of $2.0 million (payable quarterly) in each of the years ended 2001, 2000 and 1999.

                               SEALY CORPORATION

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

   The following supplemental consolidating condensed financial statements present:

    1. Consolidating condensed balance sheets as of December 2, 2001 and November 26, 2000, consolidating condensed statements of operations and cash flows for each of the years in the three-year period ended December 2, 2001.

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

                               SEALY CORPORATION

              Supplemental Consolidating Condensed Balance Sheet
                               December 2, 2001
                                (in thousands)

                                                                           Combined
                                                  Sealy       Combined       Non-
                                        Sealy    Mattress    Guarantor    Guarantor
                                     Corporation Company    Subsidiaries Subsidiaries Eliminations Consolidated
                                     ----------- ---------  ------------ ------------ ------------ ------------
Assets
Current assets:
Cash and cash equivalents...........  $      --  $      55   $   6,442     $  5,513     $     --    $  12,010
Accounts receivable--Non-
  Affiliates, net...................          7      6,847     102,854       42,337           --      152,045
Accounts receivable--Affiliates,
  net...............................         --         --      26,703        2,358           --       29,061
Inventories.........................         --      1,521      42,429       14,761           --       58,711
Prepaid expenses and other
  assets............................        263        335      27,786        9,156           --       37,540
                                      ---------  ---------   ---------     --------     --------    ---------
                                            270      8,758     206,214       74,125           --      289,367
Property, plant and equipment, at
  cost..............................         --      5,231     219,591       46,417           --      271,239
Less accumulated depreciation.......         --      2,220      79,234        5,488           --       86,942
                                      ---------  ---------   ---------     --------     --------    ---------
                                             --      3,011     140,357       40,929           --      184,297
Other assets:
Goodwill and other intangibles,
  net...............................         --     14,816     320,297       42,083           --      377,196
Net investment in and advances to
  (from) subsidiaries and affiliates    (88,818)   586,266    (417,900)     (48,087)     (31,461)          --
Investment in affiliates............         --         --          --       15,468           --       15,468
Debt issuance costs, net and other
  assets............................        156     20,652      13,412        2,579           --       36,799
                                      ---------  ---------   ---------     --------     --------    ---------
                                        (88,662)   621,734     (84,191)      12,043      (31,461)     429,463
                                      ---------  ---------   ---------     --------     --------    ---------
Total assets........................  $ (88,392) $ 633,503   $ 262,380     $127,097     $(31,461)   $ 903,127
                                      =========  =========   =========     ========     ========    =========
Liabilities And Stockholders'
  Equity (Deficit)
Current liabilities:
Current portion--long-term
  obligations.......................  $      --  $  18,658   $      64     $ 11,136     $     --    $  29,858
Accounts payable....................         --        327      51,078       23,179           --       74,584
Accrued incentives and advertising..         --      1,496      35,789        4,164           --       41,449
Accrued compensation................         --        372      10,464        4,073           --       14,909
Accrued interest....................         --        741      13,884          285           --       14,910
Other accrued expenses..............         51      1,614      20,073       11,588           --       33,326
                                      ---------  ---------   ---------     --------     --------    ---------
                                             51     23,208     131,352       54,425           --      209,036
Long-term obligations...............     40,038    698,350          80        9,785           --      748,253
Other noncurrent liabilities........      6,124     15,853      23,569        4,339           --       49,885
Deferred income taxes...............     (1,699)       703      21,656        7,159           --       27,819
Minority interest...................         --         --          --        1,040           --        1,040
Stockholders' equity (deficit)......   (132,906)  (104,611)     85,723       50,349      (31,461)    (132,906)
                                      ---------  ---------   ---------     --------     --------    ---------
Total liabilities and stockholders'
  equity (deficit)..................  $ (88,392) $ 633,503   $ 262,380     $127,097     $(31,461)   $ 903,127
                                      =========  =========   =========     ========     ========    =========

                               SEALY CORPORATION

              Supplemental Consolidating Condensed Balance Sheet
                               November 26, 2000
                                (in thousands)

                                                                          Combined
                                                  Sealy      Combined       Non-
                                        Sealy    Mattress   Guarantor    Guarantor
                                     Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                     ----------- --------  ------------ ------------ ------------ ------------
Assets
Current assets:
Cash and cash equivalents...........  $     --   $    354   $   6,672     $ 11,088    $      --     $ 18,114
Accounts receivable--Non
  Affiliates, net...................        34      5,603      89,265       20,771           --      115,673
Accounts receivable--Affiliates, net        --         --      27,706        2,110           --       29,816
Inventories.........................        --      1,744      42,643        7,485           --       51,872
Prepaid expenses and other assets...     1,477        411      17,069        5,394           --       24,351
                                      --------   --------   ---------     --------    ---------     --------
                                         1,511      8,112     183,355       46,848           --      239,826
Property, plant and equipment, at
  cost..............................        --      9,547     198,203       19,770           --      227,520
Less accumulated depreciation.......        --      1,938      64,762        3,737           --       70,437
                                      --------   --------   ---------     --------    ---------     --------
                                            --      7,609     133,441       16,033           --      157,083
Other assets:.......................
Goodwill and other intangibles, net.        --     13,256     333,167       28,815           --      375,238
Net investment in and advances to
  (from) subsidiaries and affiliates   (44,613)   529,908    (316,056)     (39,788)    (129,451)          --
Investment in affiliates............        --         --          --       30,519           --       30,519
Debt issuance costs, net and other
  assets............................       813     20,193       6,163          180           --       27,349
                                      --------   --------   ---------     --------    ---------     --------
                                       (43,800)   563,357      23,274       19,726     (129,451)     433,106
                                      --------   --------   ---------     --------    ---------     --------
Total assets........................  $(42,289)  $579,078   $ 340,070     $ 82,607    $(129,451)    $830,015
                                      ========   ========   =========     ========    =========     ========
Liabilities And Stockholders'
  Equity (Deficit)
Current liabilities:
Current portion--long-term
  obligations.......................  $     --   $ 33,813   $     359     $    201    $      --     $ 34,373
Accounts payable....................        --        634      45,567       11,486           --       57,687
Accrued incentives and advertising..        --      1,451      33,482        3,324           --       38,257
Accrued compensation................        --        571      21,493        2,064           --       24,128
Accrued interest....................        --        633      12,117          (86)          --       12,664
Stock based compensation............    10,699         --          --           --           --       10,699
Other accrued expenses..............        82        915      25,028        4,188           --       30,213
                                      --------   --------   ---------     --------    ---------     --------
                                        10,781     38,017     138,046       21,177           --      208,021
Long-term obligations...............    35,505    602,481      13,673          151           --      651,810
Other noncurrent liabilities........     8,002         --      28,798        1,369           --       38,169
Deferred income taxes...............    (3,287)       732      21,333        5,023           --       23,801
Minority Interest...................        --         --          --        1,504           --        1,504
Stockholders' equity (deficit)......   (93,290)   (62,152)    138,220       53,383     (129,451)     (93,290)
                                      --------   --------   ---------     --------    ---------     --------
Total liabilities and stockholders'
  equity (deficit)..................  $(42,289)  $579,078   $ 340,070     $ 82,607    $(129,451)    $830,015
                                      ========   ========   =========     ========    =========     ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Operations
                          Year Ended December 2, 2001
                                (in thousands)

                                                                          Combined
                                                  Sealy      Combined       Non-
                                        Sealy    Mattress   Guarantor    Guarantor
                                     Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                     ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-Affiliates...........  $     --   $ 47,654    $831,792     $169,713     $(15,601)   $1,033,558
Net sales--Affiliates...............        --         --     150,977       12,214           --       163,191
                                      --------   --------    --------     --------     --------    ----------
   Total net sales..................        --     47,654     982,769      181,927      (15,601)    1,196,749
Costs and expenses:
   Cost of goods sold--
     Non-Affiliates.................        --     30,649     460,968      105,725      (15,601)      581,741
   Cost of goods sold--Affiliates...        --         --      79,290        7,555           --        86,845
                                      --------   --------    --------     --------     --------    ----------
       Total cost of goods sold.....        --     30,649     540,258      113,280      (15,601)      668,586
   Selling, general and
     administrative.................       120     14,493     363,263       51,679           --       429,555
   Stock based compensation.........    (2,733)        --          --           --           --        (2,733)
   Restructuring charge.............        --         --       1,183           --           --         1,183
   Amortization of intangibles......        --        382      11,012        2,080           --        13,474
   Asset impairment charge..........        --         --          --        4,422           --         4,422
   Royalty income, net..............        --         --     (11,667)          --           --       (11,667)
                                      --------   --------    --------     --------     --------    ----------
Income from operations..............     2,613      2,130      78,720       10,466           --        93,929
   Interest expense.................     4,813     70,104      (1,021)       2,209           --        76,105
   Other (income) expense, net......        --         --      (4,625)      29,782           --        25,157
   Loss (income) from equity
     investees......................    26,503     19,135          --           --      (45,638)           --
   Loss (income) from non-
     guarantor equity investees.....        --      6,326      21,292           --      (27,618)           --
   Capital charge and
     intercompany interest
     allocation.....................   (13,189)   (66,432)     78,512        1,109           --            --
                                      --------   --------    --------     --------     --------    ----------
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle.........................   (15,514)   (27,003)    (15,438)     (22,634)      73,256        (7,333)
Income tax expense (benefit)........     5,299       (956)      3,626        4,984           --        12,953
                                      --------   --------    --------     --------     --------    ----------
Income (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle....   (20,813)   (26,047)    (19,064)     (27,618)      73,256       (20,286)
Extraordinary item--loss from early
  extinguishment of debt............        --        608          71           --           --           679
Cumulative effect of change in
  accounting principle..............        --       (152)         --           --           --          (152)
                                      --------   --------    --------     --------     --------    ----------
Net income (loss)...................  $(20,813)  $(26,503)   $(19,135)    $(27,618)    $ 73,256    $  (20,813)
                                      ========   ========    ========     ========     ========    ==========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements Of Operations
                         Year Ended November 26, 2000
                                (in thousands)

                                                                          Combined
                                                  Sealy      Combined       Non-
                                        Sealy    Mattress   Guarantor    Guarantor
                                     Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                     ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-Affiliates...........  $     --   $ 48,330    $824,842     $ 93,268     $(14,514)   $  951,926
Net sales--Affiliates...............        --         --     140,811        8,805           --       149,616
                                      --------   --------    --------     --------     --------    ----------
       Total net sales..............        --     48,330     965,653      102,073      (14,514)    1,101,542
Costs and expenses:
   Cost of goods sold--
     Non-Affiliates.................        --     30,674     452,249       56,564      (14,514)      524,973
   Cost of goods sold--Affiliates...        --         --      73,400        5,481           --        78,881
                                      --------   --------    --------     --------     --------    ----------
       Total cost of goods sold.....        --     30,674     525,649       62,045      (14,514)      603,854
   Selling, general and
     administrative.................       180     14,570     322,987       28,706           --       366,443
   Stock based compensation.........     6,797         --          --           --           --         6,797
   Amortization of intangibles......        --        397      11,624          844           --        12,865
   Royalty income, net..............        --         --     (11,370)          --           --       (11,370)
                                      --------   --------    --------     --------     --------    ----------
Income (loss) from operations.......    (6,977)     2,689     116,763       10,478           --       122,953
   Interest expense.................     3,841     62,897        (646)        (249)          --        65,843
   Other (income) expense, net......        --         --          --         (262)          --          (262)
   Loss (income) from equity
     investees......................   (33,751)   (34,641)         --           --       68,392            --
   Loss (income) from non-
     guarantor equity investees.....        --        636      (6,761)          --        6,125            --
   Capital charge and
     intercompany interest
     allocation.....................    (3,939)   (59,727)     64,124         (458)          --            --
                                      --------   --------    --------     --------     --------    ----------
Income (loss) before income taxes...    26,872     33,524      60,046       11,447      (74,517)       57,372
Income tax expense (benefit)........    (3,268)      (227)     25,186        5,541           --        27,232
                                      --------   --------    --------     --------     --------    ----------
Net income (loss)...................  $ 30,140   $ 33,751    $ 34,860     $  5,906     $(74,517)   $   30,140
                                      ========   ========    ========     ========     ========    ==========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements Of Operations
                         Year Ended November 28, 1999
                                (in thousands)

                                                                          Combined
                                                  Sealy      Combined       Non-
                                        Sealy    Mattress   Guarantor    Guarantor
                                     Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                     ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-Affiliates...........  $     --   $ 39,454    $837,474     $78,387      $(14,649)    $940,666
Net sales--Affiliates...............        --         --      45,041          --            --       45,041
                                      --------   --------    --------     -------      --------     --------
       Total net sales..............        --     39,454     882,515      78,387       (14,649)     985,707
Costs and expenses:
   Cost of goods sold--
     Non-Affiliates.................        --     24,400     461,694      49,323       (14,649)     520,768
   Cost of goods sold--Affiliates...        --         --      23,401          --            --       23,401
                                      --------   --------    --------     -------      --------     --------
       Total cost of goods sold.....        --     24,400     485,095      49,323       (14,649)     544,169
   Selling, general and
     administrative.................       184     11,000     304,673      18,700            --      334,557
   Stock based compensation.........     6,664         --          --          --            --        6,664
   Amortization of intangibles......        --        398      11,578         905            --       12,881
   Royalty income, net..............        --         --      (9,945)         --            --       (9,945)
                                      --------   --------    --------     -------      --------     --------
Income (loss) from operations.......    (6,848)     3,656      91,114       9,459            --       97,381
   Interest expense.................     3,648     60,730       1,166        (545)           --       64,999
   Loss (income) from equity
     investees......................   (13,551)   (12,721)         --          --        26,272           --
   Loss (income) from non-
     guarantor equity investees.....        --     (1,592)     (2,735)         --         4,327           --
   Capital charge and
     intercompany interest
     allocation.....................   (13,169)   (56,332)     67,492       2,009            --           --
                                      --------   --------    --------     -------      --------     --------
Income (loss) before income taxes...    16,224     13,571      25,191       7,995       (30,599)      32,382
Income tax expense..................       403         20      12,470       3,668            --       16,561
                                      --------   --------    --------     -------      --------     --------
Net income (loss)...................  $ 15,821   $ 13,551    $ 12,721     $ 4,327      $(30,599)    $ 15,821
                                      ========   ========    ========     =======      ========     ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements Of Cash Flows
                          Year Ended December 2, 2001
                                (in thousands)

                                                                           Combined
                                                   Sealy      Combined       Non-
                                         Sealy    Mattress   Guarantor    Guarantor
                                      Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                      ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by (used in)
  operating activities...............  $     --   $  3,665    $(13,787)    $ 21,401       $--        $ 11,279
                                       --------   --------    --------     --------       ---        --------
Cash flows from investing activities:
   Purchase of property, plant and
     equipment.......................        --       (380)    (17,557)      (2,186)       --         (20,123)
   Proceeds from sale of property,
     plant and equipment.............        --         --          65           --        --              65
   Purchase of business, net of
     cash acquired...................        --         --          --      (26,643)       --         (26,643)
   Investments in and advances to
     affiliates......................        --         --     (15,950)        (201)       --         (16,151)
   Net activity in investment in
     and advances to (from)
     subsidiaries and affiliates.....    11,710    (67,401)     60,934       (5,243)       --              --
                                       --------   --------    --------     --------       ---        --------
   Net cash provided by (used in)
     investing activities............    11,710    (67,781)     27,492      (34,273)       --         (62,852)
Cash flows from financing
  activities:
   Treasury stock repurchase,
     including direct expenses.......   (12,178)        --          --           --        --         (12,178)
   Proceeds from issuance of
     Senior Subordinated Notes.......        --    127,500          --           --        --         127,500
   Repayment of long-term
     obligations.....................        --    (57,987)    (13,935)         721        --         (71,201)
   Net borrowings from revolving
     credit facilities...............        --         --          --        6,803        --           6,803
   Equity issuances..................       468         --          --           --        --             468
   Debt issuance costs...............        --     (5,696)         --         (227)       --          (5,923)
                                       --------   --------    --------     --------       ---        --------
Net cash used in financing activities   (11,710)    63,817     (13,935)       7,297        --          45,469
                                       --------   --------    --------     --------       ---        --------
Change in cash and cash equivalents..        --       (299)       (230)      (5,575)       --          (6,104)
Cash and cash equivalents:
   Beginning of period...............        --        354       6,672       11,088        --          18,114
                                       --------   --------    --------     --------       ---        --------
   End of period.....................  $     --   $     55    $  6,442     $  5,513       $--        $ 12,010
                                       ========   ========    ========     ========       ===        ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements Of Cash Flows
                         Year Ended November 26, 2000
                                (in thousands)

                                                                           Combined
                                                   Sealy      Combined       Non-
                                         Sealy    Mattress   Guarantor    Guarantor
                                      Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                      ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by operating
  activities.........................     $--     $    485    $ 59,223     $10,472        $--        $ 70,180
                                          ---     --------    --------     -------        ---        --------
Cash flows from investing activities:
   Purchase of property, plant and
     equipment.......................      --          (80)    (21,709)     (2,300)        --         (24,089)
   Proceeds from sale of property,
     plant and equipment.............      --           --          95          --         --              95
   Purchase of businesses, net of
     cash acquired...................      --      (10,834)         --      (9,113)        --         (19,947)
   Net activity in investment in
     and advances to (from)
     subsidiaries and affiliates.....      --       29,424     (36,841)      7,417         --              --
                                          ---     --------    --------     -------        ---        --------
   Net cash provided by (used in)
     investing activities............      --       18,510     (58,455)     (3,996)        --         (43,941)
Cash flows from financing activities:
   Repayment of long-term
     obligations, net................      --      (18,654)       (316)         --         --         (18,970)
                                          ---     --------    --------     -------        ---        --------
Net cash used in financing activities      --      (18,654)       (316)         --         --         (18,970)
                                          ---     --------    --------     -------        ---        --------
Change in cash and cash equivalents..      --          341         452       6,476         --           7,269
Cash and cash equivalents:
   Beginning of period...............      --           13       6,220       4,612         --          10,845
                                          ---     --------    --------     -------        ---        --------
   End of period.....................     $--     $    354    $  6,672     $11,088        $--        $ 18,114
                                          ===     ========    ========     =======        ===        ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements Of Cash Flows
                         Year Ended November 28, 1999
                                (in thousands)

                                                                           Combined
                                                   Sealy      Combined       Non-
                                         Sealy    Mattress   Guarantor    Guarantor
                                      Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                      ----------- --------  ------------ ------------ ------------ ------------
Net cash provided by operating
  activities.........................    $ --     $    543    $ 54,810     $    650       $--        $ 56,003
                                         ----     --------    --------     --------       ---        --------
Cash flows from investing activities:
   Purchase of property, plant and
     equipment.......................      --         (250)    (15,795)         (39)       --         (16,084)
   Proceeds from sale of property,
     plant and equipment.............      --           --         840           --        --             840
   Investment in affiliates..........      --           --          --      (27,794)       --         (27,794)
   Net activity in investment in
     and advances to (from)
     subsidiaries and affiliates.....      68       14,573     (44,386)      29,745        --              --
                                         ----     --------    --------     --------       ---        --------
   Net cash provided by (used in)
     investing activities............      68       14,323     (59,341)       1,912        --         (43,038)
Cash flows from financing activities:
   Treasury stock repurchase.........     (85)          --          --           --        --             (85)
   Proceeds (repayment) of long-
     term obligations, net...........      --      (14,875)      1,589           --        --         (13,286)
   Equity issuances..................      17           --          --           --        --              17
                                         ----     --------    --------     --------       ---        --------
Net cash provided by (used in)
  financing activities...............     (68)     (14,875)      1,589           --        --         (13,354)
                                         ----     --------    --------     --------       ---        --------
Change in cash and cash equivalents..      --           (9)     (2,942)       2,562        --            (389)
Cash and cash equivalents:
   Beginning of period...............      --           22       9,162        2,050        --          11,234
                                         ----     --------    --------     --------       ---        --------
   End of period.....................    $ --     $     13    $  6,220     $  4,612       $--        $ 10,845
                                         ====     ========    ========     ========       ===        ========

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant Directors

   The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company's directors:

   Steven Barnes. Mr. Barnes, age 41, is a Managing Director at Bain Capital, LLC ("Bain") and has been affiliated with Bain since 1988. Since 1988 he has been involved with various leveraged acquisitions and has served in various leadership positions with Bain Companies, including CEO of Dade Behring, President of Executone Business Solutions and President of The Holson Burnes Group. Mr. Barnes presently serves on several boards including Dade Behring, Mattress Discounters Corporation and the Board of Overseers of Children's Hospital in Boston. Prior to 1988 Mr. Barnes was with PricewaterhouseCoopers, where he worked in the Mergers and Acquisitions Support Group. He has been a director of the Company since March 2001.

   Josh Bekenstein. Mr. Bekenstein, age 43, is a Managing Director of Bain. Mr. Bekenstein helped start Bain in 1984 and has been involved in numerous venture capital and leveraged acquisitions since 1984. Mr. Bekenstein presently serves on the Board of Directors of a number of public and private companies, including Waters Corporation and Bright Horizons Childrens Centers, Inc. Prior to Bain, Mr. Bekenstein was a consultant at Bain & Company, where he worked on strategy consulting projects for a number of Fortune 500 clients. He has been a director of the Company since December 1997.

   Paul Edgerley. Mr. Edgerley, age 46, has been Managing Director of Bain since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Capital Partners. He serves on the Board of Directors of Anthony Crane Rental, LP, GS Industries, Inc. and AMF Group, Inc. He has been a director of the Company since December 1997.

   Joe L. Gonzalez. Mr. Gonzalez, age 45, has been a Limited Partner of J.P. Morgan Partners since 1998. Previously, he was with KPMG from 1978 to 1998. He serves on the Board of Directors of M2 Automotive, Inc., Airbase Services, Inc., Quivox Systems and Mattress Discounters Corporation. He has been a director of the Company since December 2000.

   Andrew S. Janower. Mr. Janower, age 33, is a Managing Director of Charlesbank Capital Partners LLC, and has been affiliated with it since its formation in July, 1998. Previously, he had been employed as an Associate by Harvard Private Capital Group, Inc. Prior to joining Harvard Private Capital Group, Inc., Mr. Janower was a Consultant at Bain & Company and a research associate at Harvard Business School. He has been a director of the Company since December 1998.

   James W. Johnston. Mr. Johnston, age 55, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. Mr. Johnston was Vice Chairman RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman of R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman of R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. He has been a director of the Company since March 1993.

   Ronald L. Jones. Mr. Jones, age 59, has been Chairman since March 1998 and Chief Executive Officer since March 1996 and was President from March 1996 until January 2001. From October, 1988 until joining the Company, Mr. Jones served as President of Masco Home Furnishings. From 1983 to 1988, Mr. Jones was with HON Industries, most recently serving as president. He has been a director of the Company since March 1996.

Executive Officers

   The following sets forth the name, age, title and certain other information with respect to the executive officers of the Company:

   David J. McIlquham. Mr. McIlquham, age 47, became President and Chief Operating Officer in January, 2001. He had been Corporate Vice President Sales and Marketing since April 1998 and was Corporate Vice President Marketing since joining the Company in 1990 until 1998.

   Jeffrey C. Claypool. Mr. Claypool, age 54, has been Corporate Vice President Human Resources since joining the Company in September 1991.

   Lawrence J. Rogers. Mr. Rogers, age 53, has been the President of the International Bedding Group since January 2001. Prior to that, Mr. Rogers was Corporate Vice President and General Manager International since February 1994. Since joining the Company in 1979, Mr. Rogers has served in numerous other capacities within the Company's operations, including President of Sealy of Canada.

   Kenneth L. Walker. Mr. Walker, age 53, has been Corporate Vice President, General Counsel and Secretary since joining the Company in May 1997. Previously, Mr. Walker served as Vice President, General Counsel and Secretary of Varity Corporation, a manufacturer of automotive components, diesel engines and farm machinery.

   E. Lee Wyatt. Mr. Wyatt, age 49, has been Corporate Vice President Administration and Chief Financial Officer since September 1999. From joining the Company in October 1998 until September 1999, he was Corporate Vice President Administration. From 1983 until he joined the Company, Mr. Wyatt was with Brown Group Inc., a wholesaler and retailer of footwear, in numerous positions, most recently as Senior Vice President Finance and Administration of its Brown Shoe Company subsidiary.

Item 11.  Executive Compensation

   The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended December 2, 2001, November 26, 2000 and November 28, 1999, of those persons who served as (i) the chief executive officer during fiscal 2001, 2000 and 1999, and (ii) the other four most highly compensated executive officers of the Company for fiscal 2001 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation                 Long-Term Compensation
                                -------------------------------    ---------------------------------------
                                                                   Restricted  Securities
   Name and Principal                               Other Annual     Stock     Underlying     All Other
        Position           Year  Salary    Bonus    Compensation    Award($)  Options/SARS Compensation(b)
        --------           ---- -------- ---------- ------------   ---------- ------------ ---------------
Ronald L. Jones........... 2001 $686,129 $       --  $5,551,034(a)     --            --        $15,045
  Chairman and Chief       2000  641,170  1,000,399      24,414(a)     --            --         22,856
  Executive Officer        1999  611,666    978,373      72,562(a)     --            --         22,376

David J. McIlquham........ 2001  313,678         --          --        --       100,000(c)      13,492
  President and Chief      2000  249,229    179,587       2,701(a)     --            --         19,424
  Operating Officer        1999  237,188    166,010      48,509(a)     --            --         18,473

Lawrence J. Rogers........ 2001  254,665         --          --        --        25,000(c)      12,211
  President International  2000  229,792    168,593          --        --            --         17,910
  Bedding Group            1999  221,250    144,518       1,357(a)     --            --         17,235

Douglas E. Fellmy(d)...... 2001  249,762         --          --        --            --         11,974
  Corp. Vice President     2000  240,803    154,253          --        --            --         18,767
  Domestic Bedding         1999  232,467    162,707      65,926(a)     --            --         18,106

E. Lee Wyatt.............. 2001  246,193         --          --        --        50,000(c)      11,803
  Corp. Vice President     2000  219,625    159,446          --        --            --         17,112
 Administration and        1999  204,167    142,904      71,077(a)     --            --          8,880
 Chief Financial Officer

--------
(a) Represents amounts paid on behalf of each of the Named Executive Officers for the following three respective categories of other annual compensation:
    (i) compensation recorded associated with the exercise of stock options,
    (ii) relocation expenses incurred and (iii) car and financial planning allowances paid on behalf of the Named executives. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Jones: (2001- $5,526,620, $0, $24,414;
    2000-$0,$0,$24,414;1999-$0, $48,148, $24,414); Mr. McIlquham
    (2000-$0,$2,701,$0;1999-$0, $28,509, $0); Mr. Rogers (1999-$0, $1,357, $0);
    Mr. Fellmy (1999-$28,232, $37,694, $0); Mr. Wyatt (1999-$0, $71,077, $0).
(b) Represents amounts paid on behalf of each of the Named Executive Officers for the following three respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, and (iii) Company contributions to the Company's defined contribution plans. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Jones: (2001-$2,753, $1,292, $11,000;2000-$2,664, $1,292, $18,900; 1999-$2,534, $1,292, $18,550); Mr.
    McIlquham: (2001-$1,300, $1,192, $11,000;2000-$1,031, $947,
    $17,446;1999-$976, $895, $16,602); Mr. Rogers (2001-$1,055, $968,
    $10,187;2000-$952, $873, $16,085; 1999-$916, $841, $15,478); Mr. Fellmy:
    (2001-$1,035, $949, $9,990;2000-$996, $915, $16,856; 1999-$957, $877,
    $16,272); Mr. Wyatt (2001-$1,019, $936, $9,848;2000-$906, $831, $15,374;
    1999-$828, $760, $7,292;)
(c) In 2001, pursuant to the 1998 Stock Option Plan, the Company issued to the Named Executive Officers, ten-year non-qualified stock options to acquire shares of the Company's Class A Common Stock at the then current fair market value exercise price of $12.00 per share.
(d) Mr. Fellmy left the employment of the Company on December 3, 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                  Potential Realizable Value
                                                                                   At Assumed Annual Rates
                                                                                        of Stock Price
                                                                                   Appreciation For Option
                               Individual Grants                                           Term(a)
-------------------------------------------------------------------------------   --------------------------
                                     Number of    % of Total
                                     Securities  Options/SARS Exercise
                                     Underlying   Granted to  or Base
                                    Options/SARS Employees in  Price   Expiration
              Name                  Granted (#)  Fiscal Year   ($/Sh)     Date       5% ($)       10% ($)
              ----                  ------------ ------------ -------- ----------   --------    ----------
Ronald L. Jones....................        --          --          --         --        --             --
  Chairman and Chief Executive
  Officer

David J. McIlquham.................   100,000        13.1%     $12.00  1/28/2011  $540,043     $1,912,490
  President and Chief Operating
  Officer

Lawrence J. Rogers.................    25,000         3.3%     $12.00   6/1/2011  $135,011     $  478,123
  President International Bedding
  Group

Douglas E. Fellmy(b)...............        --          --          --         --        --             --
  Corp. Vice President Domestic
  Bedding

E. Lee Wyatt.......................    50,000         6.5%     $12.00  1/28/2011  $270,021     $  956,245
  Corporate Vice President
  Administration and Chief
  Financial Officer

--------
(a) Potential Realizable Value is based on certain assumed rates of appreciation pursuant to rules prescribed by the Securities and Exchange Commission and are not intended to be a forecast of the Company's stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Securities and Exchange Commission, Potential realizable Value is based upon the exercise price of the options.
(b) Mr. Fellmy left the employment of the Company on December 3, 2001.

              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR

                         AND FY-END OPTION/SAR VALUES

                                                                 Number Of Securities
                                                                      Underlying      Value Of Unexercised
                                            Shares               Unexercised Options/ In-the-money Options/
                                           Acquired               SARs At FY-End (#)   SARs At FY-End ($)
                                              On        Value        Exercisable/         Exercisable/
                 Name                    Exercise (#)  Realized   unexercisable (a)   unexercisable(b) (c)
                 ----                    ------------ ---------- -------------------- ---------------------
Ronald L. Jones.........................    99,070    $5,526,620   648,000/432,000       $    -0- / -0-
  Chairman and Chief Executive Officer

David J. McIlquham......................        --            --   108,000/172,000       $    -0- / -0-
President and Chief Operating Officer...

Douglas E. Fellmy(d)....................        --            --    116,365/72,000       $305,113 / -0-
Corp. Vice President Domestic Bedding...

Lawrence J. Rogers......................        --            --    116,365/97,000       $305,113 / -0-
President International Bedding Group...

E. Lee Wyatt............................        --            --     54,000/86,000       $    -0- / -0-
Corporate Vice President Administration
  and Chief Financial Officer...........

--------
(a) Includes options exercisable within 60 days after December 2, 2001.
(b) Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price.
(c) Represents the total gain which would be realized if all in-the-money options beneficially held at December 2, 2001 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of December 2, 2001.
(d) Mr. Fellmy left the employment of the Company on December 3, 2001.

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

   Executive Employment Agreements. Ronald Jones has entered into an employment agreement with Parent providing for his employment as Chief Executive Officer. The agreement has an initial term of three years and a perpetual two-year term thereafter. The agreement currently provides for an annual base salary of U.S. $530,000, subject to annual increase by Parent's Board of Directors, plus a performance bonus and grants Mr. Jones the right to require Parent to repurchase certain securities of Parent held by Mr. Jones. In addition, eight employees of the Company, including David J. McIlquham, Lawrence J. Rogers, Douglas Fellmy and E. Lee Wyatt, have entered into employment agreements that provide, among other things, a perpetual one-year employment term thereafter, during which such employees will receive base salary (respectively of at least U.S. $200,000, U.S. $200,000, U.S. $198,000, and U.S. $200,000) and a performance bonus between zero and seventy percent of their base salary and substantially the same benefits as they received as of the date of such agreements. For the fiscal year ending December 2, 2001, the compensation committee of the Company's Board of Directors determined that the bonuses to be paid pursuant to those employment agreements were to be based 75% on the Company's achievement of an Adjusted EBITDA target and 25% on the Company's achievement of a Return on Net Tangible Assets target. Each such target represented an improvement over the Company's prior year performance.

   Deferred Compensation Agreements. On December 18, 1997, Mr. Jones entered into a deferred compensation agreement with Parent pursuant to which Mr. Jones elected to defer $1,114,538 of compensation until either December 18, 2007 or, in certain instances, such earlier date as provided in such deferred compensation agreement. In addition, on December 18, 1997, six employees, including Douglas Fellmy, and Lawrence J. Rogers, entered into deferred compensation agreements with Parent pursuant to which such employees elected to defer an aggregate $522,518 of compensation, in each case, until either December 18, 2007 or, in certain instances, such earlier date as provided in such deferred compensation agreements. In conjunction with Douglas Fellmy leaving the Company's employment, he was paid $94,106 pursuant to his deferred compensation agreement.

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

   Management Equity Participation in the Transactions. In connection with a 1997 recapitalization of the Company, certain of the Company's employees, (the "Management Investors") acquired common stock of Parent and/or fully vested options to acquire common stock of Parent in exchange for either (i) cash or
(ii) preferred stock and/or options held by such Management Investors prior to such recapitalization. Upon a Management Investor's termination of employment with the Company, the exercise period of such options held by such Management Investor will be reduced to a period ending no later than six months after such Management Investor's termination. If such termination occurs prior to a qualified initial public offering of Parent's common stock, then Parent shall have the right to repurchase the common stock of Parent held by such Management Investor and only if the Management Investor is terminated without "cause" (as defined in his employment agreement), such Management Investor shall have the right to require Parent to repurchase the common stock of Parent held by such Management Investor.

   Sealy Corporation 1998 Stock Option Plan. In order to provide additional financial incentives for certain of the Company's employees, such employees of the Company were granted and are expected to periodically be granted options to purchase additional common stock of Parent pursuant to the Sealy Corporation 1998 Stock

Option Plan. Such options vest and become exercisable upon (i) certain threshold dates or (ii) a change of control or sale of Parent. Upon an employee's termination of employment with the Company, all of such employee's unvested options will expire, the exercise period of all such employee's vested options will be reduced to a period ending no later than six months after such employee's termination, and if such termination occurs prior to a qualified initial public offering of the Parent's common stock, then Parent shall have the right to repurchase the common stock of Parent held by such employee.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   As of January 27, 2002, the outstanding capital stock of the Company consists of 14,109,533 shares of Class A common stock, par value $0.01 per share ("Class A common"), 13,481,930 shares of Class B Common stock, par value $0.01 per share ("Class B Common"), 1,604,012 shares of Class L common stock, par value $0.01 per share ("Class L Common"), and 1,548,997 shares of Class M common stock, par value $0.01 per share ("Class M Common" and collectively with the Class A Common, Class B Common and Class L Common, "Common Stock"). The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors, and are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common is identical to the Class A Common and the Class M Common is identical to the Class L Common except that the Class B Common and the Class M Common are nonvoting. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

                                                                  Shares Beneficially Owed
                                       ------------------------------------------------------------------------------
                                          Class A Common       Class B Common      Class L Common     Class M Common
                                       -------------------  -------------------  -----------------  -----------------
                                        Number   Percentage  Number   Percentage Number  Percentage Number  Percentage
                                        Shares    of Class   Shares    of Class  Shares   of Class  Shares   of Class
                                       --------- ---------- --------- ---------- ------- ---------- ------- ----------
Principal Stockholders:
Bain Funds(1)(2)...................... 6,814,140    48.2%   4,366,179    32.4%   718,206    45.0%   524,051    33.8%
 c/o Bain Capital, LLC
 111 Huntington Avenue
 Boston, MA 02199

Harvard Private Capital Holdings, Inc. 4,444,446    31.5%          --      --    493,827    30.9%        --      --
 c/o Harvard Management Company, Inc.
 600 Atlantic Avenue
 Boston, MA 02210

Sealy Investors 1, LLC(2).............   702,532     5.0%   6,031,476    44.7%    74,031     4.6%   674,192    43.5%
 c/o Bain Capital, LLC
 111 Huntington Avenue
 Boston, MA 02199

Sealy Investors 2, LLC(2).............   702,532     5.0%   2,664,472    19.8%    74,031     4.6%   300,081    19.4%
 c/o Bain Capital, LLC
 111 Huntington Avenue
 Boston, MA 02199

Sealy Investors 3, LLC(2).............   702,532     5.0%     419,803     3.1%    74,031     4.6%    50,673     3.3%
 c/o Bain Capital, LLC
 111 Huntington Avenue
 Boston, MA 02199

--------
(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain Capital Fund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Barnes, Bekenstein, and Edgerley.
(2) The members of Sealy Investors 1, LLC ("SI1") are Chase Equity Associates, L.P. and Bain Capital Partners V, L.P. ("BCPV"). The members of Sealy Investors 2, LLC ("SI2") are CIBC WG Argosy Merchant Fund 2, L.L.C. and BCPV. The members of Sealy Investors 3, LLC ("SI3" and, collectively with SI1 and SI2, the "LLCs") are BancBoston Investments, Inc. and BCPV. BCPV is the administrative member of each LLC and beneficially owns 1% of the equity of each LLC. Accordingly, BCPV may be deemed to beneficially own certain shares owned by the LLCs, although BCPV disclaims such beneficial ownership.

   The following table sets forth certain information regarding the beneficial ownership of each class of common stock held by each director of the Company, each Named Executive Officer, the Executive Officers, and the Company's directors and executive officers as group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

                                                                    Shares Beneficially Owned
                                          ------------------------------------------------------------------------------
                                             Class A Common      Class B Common      Class L Common     Class M Common
                                          --------------------  ----------------- -------------------  -----------------
                                            Number   Percentage Number Percentage  Number   Percentage Number Percentage
                                            Shares    of Class  Shares  of Class   Shares    of Class  Shares  of Class
                                          ---------- ---------- ------ ---------- --------- ---------- ------ ----------
Directors & Executive Officers:
Josh Bekenstein(1)(2)....................  6,814,140    48.2%     --       --       718,206    45.0%     --       --
 c/o Bain Capital, LLC
 111 Huntington Avenue
 Boston, MA 02199

Paul Edgerley(1)(2)......................  6,814,140    48.2%     --       --       718,206    45.0%     --       --
 c/o Bain Capital, LLC
 111 Huntington Avenue
 Boston, MA 02199

Steven Barnes(1)(2)......................  6,814,140    48.2%     --       --       718,206    45.0%     --       --
 c/o Bain Capital, LLC
 111 Huntington Avenue
 Boston, MA 02199

Andrew S. Janower(3).....................  4,444,446    31.5%     --       --       493,827    30.9%     --       --
 c/o Charlesbank Capital Partners LLC
 600 Atlantic Avenue
 Boston, MA 02210

Ronald L. Jones(4).......................  1,013,402     6.8%     --       --       115,670     7.2%     --       --
 c/o Sealy Corporation
 One Office Parkway
 Trinity, NC 27230

E. Lee Wyatt(5)..........................     37,890       *      --       --           210       *      --       --
 c/o Sealy Corporation
 One Office Parkway
 Trinity, NC 27230

Douglas E. Fellmy(6).....................     62,449       *      --       --         9,294       *      --       --
 c/o Sealy Corporation
 One Office Parkway
 Trinity, NC 27230

David J. McIlquham(5)....................    194,355     1.4%     --       --         5,595       *      --       --
 c/o Sealy Corporation
 One Office Parkway
 Trinity, NC 27230

Lawrence J. Rogers(5)....................    227,646     1.6%     --       --         9,294       *      --       --
 c/o Sealy Corporation
 One Office Parkway
 Trinity, NC 27230

Executive Officers (7) as a group
 (7 persons).............................  1,846,098    11.9%     --       --       150,547     9.4%     --       --

All directors and executive officers as a
 group (13 persons)...................... 13,104,684    84.4%     --       --     1,362,580    84.9%     --       --

--------
*  Less than one percent
(1) Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. ("Fund V"), Bain Capital Fund V-B, L.P., BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP") (collectively, the "Bain Funds"), for the Bain Funds and Messrs. Bekenstein, Edgerley and Barnes.
(2) Messrs. Bekenstein, Edgerley and Barnes are each Managing Directors of Bain Capital Investors V., Inc., the sole general partner of BCPV, and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B.

   Accordingly, Messrs. Bekenstein, Edgerley and Barnes may be deemed to beneficially own shares owned by Fund V and Fund V-B. In addition, Messrs. Bekenstein, Edgerley and Barnes are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3) Mr. Janower is a Managing Director of Charlesbank Capital Partners LLC, an affiliate of Harvard Private Capital Holdings, Inc. ("Harvard"). Accordingly, Mr. Janower may be deemed to beneficially own shares owned by Harvard. Mr. Janower disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(4) Includes 648,000 shares of Class A Common issuable upon exercise of outstanding and currently exercisable options.
(5) Amounts shown reflect shares issuable upon exercise of outstanding and currently exercisable options.
(6) Mr. Fellmy left the employment of the Company on December 3, 2001.
(7) The Executive Officers consist of Messrs. Jones, McIlquham, Rogers, Fellmy, Wyatt and Jeffrey C. Claypool, Kenneth L. Walker. Includes 1,080,000 shares of Class A Common and 16,730 shares of Class L Common issuable upon exercise of currently exercisable options.

Item 13.  Certain Relationships And Related Transactions

Compensation Committee Interlocks And Insider Participation

   The Compensation Committee of the Company's Board of Directors currently consists of Messrs. Johnston, Bekenstein and Barnes. Through March 30, 2001, the Compensation Committee of the Company's Board of Directors consisted of Messrs. Johnston, Bekenstein and former director Michael Krupka.

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

   Related Party Transactions. In December 1997, the Company entered into a Management Services Agreement with Bain pursuant to which Bain has agreed to provide: (i) general management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain. In exchange for such services, Bain will receive: (i) an annual management fee of $2.0 million, plus reasonable out-of-pocket expenses (payable quarterly); and (ii) a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing. The Management Services Agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or Bain provides written notice of termination. During fiscal 2001 and 2000, the Company paid $1,134,000 and $558,000, respectively, to a company that employs Ronald L. Jones' son for web site development services. The Company believes that the amounts paid are comparable to that which would be paid to an unaffiliated party in an arm's length transaction. In January 2001, pursuant to his employment agreement, Ronald L. Jones transferred to the Company 891,630 shares of the Company's Class A common stock for $10.7 million.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1.  Financial Statements

         Sealy Corporation

         Report of Independent Accountants (PricewaterhouseCoopers LLP).

         Consolidated Balance Sheets at December 2, 2001 and November 26, 2000.

         Consolidated Statements of Operations for the years ended December 2, 2001, November 26, 2000 and November 28, 1999.

         Consolidated Statements of Stockholders' Equity for the years ended December 2, 2001, November 26, 2000 and November 28, 1999.

         Consolidated Statements of Cash Flows for the years ended December 2, 2001, November 26, 2000 and November 28, 1999.

         Notes to Consolidated Financial Statements

   2. Financial Statements of 50 percent or less owned person.

         Financial Statements required pursuant to Rule 3-09 of Regulation S-X are required to be presented herein. Financial Statements of such investee are not currently available. Such Financial Statements when available will be filed as an amendment to this Form 10-K.

   3. Financial Statement Schedules

         Schedule II - Consolidated Valuation and Qualifying Accounts and
         Reserves

   4. Exhibits

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

   (b) 1. Reports on Form 8-K Filed During the Last Quarter

         None

Exhibit                                         Exhibit Description
Number                                          -------------------
   2.1  Agreement and Plan of Merger, dated as of October 30, 1997, by and among the Registrant,
        Sandman Merger Corporation and Zell/Chilmark Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

   2.2  First Amendment to the Agreement and Plan of Merger, dated as of December 18, 1997, by and among the Registrant, Sandman Merger Corporation and Zell/Chilmark Fund, L.P. (Incorporated
        herein by reference to the appropriate exhibit to the Form 8-K filed December 30, 1997 (File No. 1-
        8738)).

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

Exhibit                                         Exhibit Description
Number                                          -------------------

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

*10.15  Employment Agreement dated as of August 25, 1997, by and between Sealy Corporation and David
        J. McIlquham. (Incorporated herein by reference, Exhibit 10.11, to the Form 8-K filed December 30,
        1997 (File No. 1-8738)).

*10.16  Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and
        Lawrence J. Rogers. (Incorporated herein by reference, Exhibit 10.12, to the Form 8-K filed
        December 30, 1997 (File No. 1-8738)).

*10.17  Amendment to Amended and Restated Employment Agreement and Termination of Stockholders
        Agreement dated as of December 17, 1997, between Ronald L. Jones and the Registrant.
        (Incorporated herein by reference, Exhibit 10.18, to the Form 8-K filed December 30, 1997 (File No.
        1-8738)).

*10.18  Amendment to Employment Agreements, dated as of December 17, 1997, between the employees named therein and the Registrant. (Incorporated herein by reference, Exhibit 10.19, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

 10.19  Change in Registrants Certified Accountant, dated March 23, 1998 (File No. 1-8738).

 10.20  Stockholders Agreement dated as of December 18, 1997 by and among Sealy Corporation and the
        Stockholders named therein. (Incorporated herein by reference to Exhibit 10.27 to Sealy Mattress
        Company's--Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

 10.21  Registration Rights Agreement dated as of December 18, 1997 by and among Sealy Corporation and the Stockholders named therein. (Incorporated herein by reference to Exhibit 10. To Sealy Mattress
        Company's Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

Exhibit                                         Exhibit Description
Number                                          -------------------

 10.22  Management Services Agreement dated as of December 18, 1997 by and between Sealy Corporation,
        Sealy Mattress and Bain Capital, Inc. (Incorporated herein by reference to Exhibit 10.50 to Sealy
        Mattress Company's Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

 10.23  First Amendment to Credit Agreement (Incorporated herein by reference, Exhibit 10.1, to the Form
        8-K filed October 14, 1998 (File No. 1-8738)).

*10.24  Employment Agreement, dated as of October 15, 1998 by and between Sealy Corporation and E. Lee
        Wyatt. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual
        Report on Form 10-K for the fiscal year ended November 29, 1998 (File No. 1-8738)).

*10.25  Sealy Corporation 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.48, to the
        Form 10-Q Quarterly Report of Sealy Corporation dated April 15, 1998 (File No. 1-8738).

*10.26  Form of Stock option grant agreement under Sealy Corporation 1998 Stock Option Plan with a table of stock options granted to Sealy Corporation's executive officers under Sealy's 1998 Stock Option
        Plan.

*10.27  Amendment to Employment Agreement dated January 20, 2000 by and between Sealy Corporation and Lawrence J. Rogers. (Incorporated herein by reference to Exhibit 10.33 to Sealy Mattress
        Company's Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

 10.28  Limited Liability Company Agreement dated June 30, 1999 by and between Sealy, Inc. and Bain
        Capital, Inc., forming Mattress Holdings International, LLC. (Incorporated herein by reference to
        Exhibit 10.34 to Sealy Mattress Company's Form S-4 Registration Statement filed December 21,
        2001 (File No. 1-8738)).

*10.29  Amendment No. 2 to Amended and Restated Employment Agreement, dated as of January 30, 2001 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to Exhibit
        10.35 to Sealy Mattress Company's Form S-4 Registration Statement filed December 21, 2001 (File
        No. 1-8738)).

 10.30  Form of Second Amendment to Credit Agreement. (Incorporated herein by reference to Exhibit
        10.36 to Sealy Mattress Company's Form S-4 Registration Statement filed December 21, 2001 (File
        No. 1-8738)).

 10.31  Form of Third Amendment to Credit Agreement. (Incorporated herein by reference to Exhibit 10.37 to Sealy Mattress Company's Form S-4 Registration Statement filed December 21, 2001 (File No.
        1-8738)).

 10.32  Form of Fourth Amendment to the Credit Agreement and Third Amendment to the AXEL Credit
        Agreement. (Incorporated herein by reference to Exhibit 10.38 to Sealy Mattress Company's Form
        S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

 21.1   List of Subsidiaries of Sealy Corporation.

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

Schedule II

                       Valuation and Qualifying Accounts
                      Sealy Corporation and Subsidiaries

                                              Balance  Charged  Charged to
                                                at     to Costs   Other                  Balance
                                             Beginning   and    Accounts-- Deductions-- at End of
                Description                  of Period Expenses  Describe  Describe (1)  Period
                -----------                  --------- -------- ---------- ------------ ---------
YEAR ENDED DECEMBER 2, 2001
 Reserves and allowances deducted from asset
   accounts:
   Allowance for doubtful accounts..........  $11,765  $18,578                $9,862     $20,481

YEAR ENDED NOVEMBER 26, 2000................
 Reserves and allowances deducted from asset
   accounts:
   Allowance for doubtful accounts..........  $10,123  $ 3,634                $1,992     $11,765

YEAR ENDED NOVEMBER 28, 1999................
 Reserves and allowances deducted from asset
   accounts:
   Allowance for doubtful accounts..........  $ 8,211  $ 2,248                $  336     $10,123

--------
(1) Uncollectible accounts written off, net of recoveries

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

Date: March 4, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                       Title                  Date
          ---------                       -----                  ----

      /s/  E. LEE WYATT       Corporate Vice                 March 4, 2002
----------------------------- President--Administration And
        E. Lee Wyatt          Chief FinancialOfficer
                              (Principal Accounting Officer)

     /s/  STEVEN BARNES       Director                       March 4, 2002
-----------------------------
        Steven Barnes

    /s/  JOSH BEKENSTEIN      Director                       March 4, 2002
-----------------------------
       Josh Bekenstein

     /s/  PAUL EDGERLEY       Director                       March 4, 2002
-----------------------------
        Paul Edgerley

    /s/  JOE L. GONZALEZ      Director                       March 4, 2002
-----------------------------
       Joe L. Gonzalez

   /s/  ANDREW S. JANOWER     Director                       March 4, 2002
-----------------------------
      Andrew S. Janower

   /s/  JAMES W. JOHNSTON     Director                       March 4, 2002
-----------------------------
      James W. Johnston

    /s/  RONALD L. JONES      Director                       March 4, 2002
-----------------------------
       Ronald L. Jones