Form 10-Q
period 2002-03-03
SEALY CORP
filed 2002-04-17
CIK 748015

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: March 3, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT
    OF 1934

                 For the Transition Period from      to

                         Commission file number 1-8738

                               -----------------

                               SEALY CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 36-3284147
                   (State or other
                   jurisdiction of          (I.R.S. Employer
                   incorporation)          Identification No.)

                     Sealy Drive                  27370
                 One Office Parkway            (Zip Code)
               Trinity, North Carolina
                (Address of principal
                 executive offices)

      Registrant's telephone number, including area code--(336) 861-3500

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of April 1, 2002 was 30,776,972.

================================================================================

                         PART I. FINANCIAL INFORMATION

Item 1--Financial Statements

                               SEALY CORPORATION

                Condensed Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                         Quarter Ended
                                                                                     ---------------------
                                                                                     March 3,  February 25,
                                                                                       2002        2001
                                                                                     --------  ------------
Net sales--Non-Affiliates........................................................... $261,721    $228,257
Net sales--Affiliates...............................................................   39,175      37,581
                                                                                     --------    --------
   Total net sales..................................................................  300,896     265,838
Costs and expenses:
   Cost of goods sold--Non-Affiliates...............................................  143,961     126,359
   Cost of goods sold--Affiliates...................................................   21,049      19,873
                                                                                     --------    --------
       Total cost of goods sold.....................................................  165,010     146,232
   Selling, general and administrative..............................................  102,809      90,634
   Stock based compensation.........................................................      574         500
   Restructuring charge (Note 6)....................................................       --       1,183
   Amortization of intangibles......................................................      173       3,426
   Royalty income, net..............................................................   (2,487)     (3,470)
                                                                                     --------    --------
       Income from operations.......................................................   34,817      27,333
   Interest expense.................................................................   18,204      16,992
   Other (income) expense (Note 5)..................................................    2,268       1,283
                                                                                     --------    --------
       Income before income taxes and cumulative effect of change in accounting
         principle..................................................................   14,345       9,058
Income tax expense..................................................................    5,899       4,275
                                                                                     --------    --------
   Income before cumulative effect of change in accounting principle................    8,446       4,783
Cumulative effect of change in accounting principle (net of income tax expense of
  $101) (Note 7)....................................................................       --        (152)
                                                                                     --------    --------
   Net income.......................................................................    8,446       4,935
Liquidation preference for common L & M shares......................................    4,640       4,072
                                                                                     --------    --------
   Net income available to common shareholders...................................... $  3,806    $    863
                                                                                     ========    ========
Earnings per share--Basic:
   Before cumulative effect of change in accounting principle....................... $   0.27    $   0.15
   Cumulative effect of change in accounting principle..............................       --        0.01
                                                                                     --------    --------
       Net income--Basic............................................................     0.27        0.16
Liquidation preference for common L & M shares......................................    (0.15)      (0.13)
                                                                                     --------    --------
   Net income available to common shareholders...................................... $   0.12    $   0.03
                                                                                     ========    ========
Earnings per share--Diluted:
   Before cumulative effect of change in accounting principle....................... $   0.27    $   0.14
   Cumulative effect of change in accounting principle..............................       --        0.01
                                                                                     --------    --------
       Net income--Diluted..........................................................     0.27        0.15
Liquidation preference for common L & M shares......................................    (0.15)      (0.12)
                                                                                     --------    --------
       Net income available to common shareholders.................................. $   0.12    $   0.03
                                                                                     ========    ========
Weighted average number of common shares outstanding:
   Basic............................................................................   30,751      30,718
   Diluted .........................................................................   30,775      33,577

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                          March 3,    December 2,
                                                            2002         2001*
                                                        ------------  -----------
                                                         (Unaudited)
Assets
Current assets:
   Cash and cash equivalents........................... $     24,048   $  12,010
   Accounts receivable--Non-Affiliates, net............      154,989     152,045
   Accounts receivable--Affiliates, net................       29,325      29,061
   Inventories.........................................       62,889      58,711
   Prepaid expenses and deferred taxes.................       31,333      37,540
                                                        ------------   ---------
                                                             302,584     289,367
Property, plant and equipment--at cost.................      270,474     271,239
Less: accumulated depreciation.........................      (91,337)    (86,942)
                                                        ------------   ---------
                                                             179,137     184,297
Other assets:
   Goodwill, net.......................................      375,611     371,354
   Other intangibles, net..............................        5,678       5,842
   Investments in and advances to affiliates (Note 12).       25,528      15,468
   Debt issuance costs, net, and other assets..........       33,692      36,799
                                                        ------------   ---------
                                                             440,509     429,463
                                                        ------------   ---------
                                                        $    922,230   $ 903,127
                                                        ============   =========
Liabilities and Stockholders' (Deficit)
Current liabilities:
   Current portion of long-term obligations............ $     37,272   $  29,858
   Accounts payable....................................       87,298      74,584
   Accrued interest....................................        9,086      14,910
   Accrued incentives and advertising..................       41,964      41,449
   Accrued compensation................................       11,472      14,909
   Other accrued expenses..............................       40,144      33,326
                                                        ------------   ---------
                                                             227,236     209,036
Long-term obligations, net.............................      747,181     748,253
Other noncurrent liabilities...........................       48,262      49,885
Deferred income taxes..................................       24,610      27,819
Minority interest......................................          363       1,040
Stockholders' (deficit) equity:
   Common stock........................................          318         317
   Additional paid-in capital..........................      146,027     145,712
   Accumulated deficit.................................     (228,239)   (236,685)
   Accumulated other comprehensive loss................      (30,464)    (29,987)
   Common stock held in treasury, at cost..............      (13,064)    (12,263)
                                                        ------------   ---------
                                                            (125,422)   (132,906)
                                                        ------------   ---------
                                                        $    922,230   $ 903,127
                                                        ============   =========

*Condensed from audited financial statements.

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                             Quarter Ended
                                                         ---------------------
                                                         March 3,  February 25,
                                                           2002        2001
                                                         --------  ------------
Net cash provided by (used in) operating activities..... $ 26,270    $(29,276)
                                                         --------    --------
Cash flows from investing activities:
   Purchase of property, plant and equipment, net.......   (3,444)     (2,457)
   Advances to affiliate................................  (12,500)         --
                                                         --------    --------
   Other................................................       92          --
                                                         --------    --------
       Net cash used in investing activities............  (15,852)     (2,457)
                                                         --------    --------
Cash flows from financing activities:
   Treasury stock repurchase, including direct expenses.     (801)    (11,416)
   Proceeds from long-term obligations, net.............    2,105      39,570
   Equity issuances.....................................      316       1,242
                                                         --------    --------
       Net cash provided by financing activities........    1,620      29,396
                                                         --------    --------
Change in cash and cash equivalents.....................   12,038      (2,337)
Cash and cash equivalents:
   Beginning of period..................................   12,010      18,114
                                                         --------    --------
   End of period........................................ $ 24,048    $ 15,777
                                                         ========    ========
Supplemental disclosures:
Selected noncash items:
   Non-cash compensation................................ $    574    $    500
   Depreciation and amortization........................    5,431       7,378
Non-cash interest expense associated with:
   Junior Subordinated Notes............................    1,220       1,065
   Debt issuance costs..................................    1,005       1,066
   Discount on Senior Subordinated Notes, net ..........    3,017       2,798



    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

             Notes To Condensed Consolidated Financial Statements
                       Three Months Ended March 3, 2002

Note 1:  Basis of Presentation

   This report covers Sealy Corporation and its subsidiaries (collectively, the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 2, 2001.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 3, 2002, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

   Certain reclassifications of previously reported financial information were made to conform to the 2002 presentation.

Note 2:  Inventories

   The major components of inventories were as follows:

                                             March 3, December 2,
                                               2002      2001
                                             -------- -----------
                                                (in thousands)
               Raw materials................ $32,878    $30,734
               Work in process..............  19,963     18,701
               Finished goods...............  10,048      9,276
                                             -------   --------
                                             $62,889    $58,711
                                             =======   ========

                               SEALY CORPORATION

Note 3:  Business Acquisitions

   On April 6, 2001, the Company acquired the outstanding capital stock of Sapsa Bedding, S.A., of Paris, France for $31.5 million, including costs associated with the acquisition. Sapsa, with primary locations in Paris, France and Milan, Italy, manufactures and sells latex bedding and bedding products to retailers and wholesalers in Europe. Sapsa also sells latex mattress cores and pillows to other manufacturers which sell the finished products under their own trademark. As part of the purchase price, EUR 3.0 million (approximately $2.6 million) is being held in escrow pursuant to the Share Sale Agreement. In addition, the Company is holding EUR 4.3 million (approximately $3.7 million) as additional escrow funds to be disbursed by December 31, 2002. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the preliminary purchase price allocation, the Company recorded $18.1 million of indefinite lived goodwill and $2.3 million of other intangibles.

            Cash price....................................... $31.5
            Liabilities assumed..............................  44.8
                                                              -----
            Purchase price...................................  76.3
            Fair value of assets acquired....................  55.9
                                                              -----
            Goodwill and other intangible assets............. $20.4
                                                              =====

   In 2000, the Company signed a supply agreement with a retail mattress company to be its sole branded supplier of mattress products through December 31, 2004. As part of securing this long-term distribution source, the Company invested in the entity to help it grow and acquired a minority interest. This entity operated with negative cash flows from operations for the year ended December 31, 2001 due to its start-up nature. When this entity required additional cash in the first quarter of 2002, the Company made an additional investment and took control of the entity. This investment provided the Company an opportunity to determine whether the entity can be a potentially viable distribution source for the Company's products. It is not the Company's strategy to own or control retail operations. Since the initial investment, the Company has invested approximately $4.3 million in the entity and has recorded approximately $5.0 million of indefinite lived goodwill. The Company is actively monitoring the operations of the entity to assess its future viability. Should the Company conclude that the entity is not a viable business, future impairment charges of goodwill and other charges may be necessary.

Note 4:  Goodwill and Other Intangible Assets

   In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001, the Company's first quarter of fiscal year 2003. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. FAS 142 specifies that at the time of adoption an impairment review should be performed. If an impairment of the existing goodwill is determined, any charge would be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment charges would be presented within operating results. The Company adopted the non amortization provision for acquisitions with a closing date subsequent to June 30, 2001. The Company adopted the remaining provisions of FAS 142 effective December 3, 2001. The Company will complete its initial impairment review by the end of the second quarter of 2002 and record any impairment charge as a cumulative effect of a change in accounting principle should a charge be necessary.

                               SEALY CORPORATION

   The changes in the carrying amount of goodwill for the quarter ended March 3, 2002, are as follows:

           Balance as of December 2, 2001................... $371.4
           Goodwill acquired................................    5.0
           Decrease due to foreign currency translation.....   (0.8)
                                                             ------
           Balance as of March 3, 2002...................... $375.6
                                                             ======

   Other intangibles of $5.7 million (net of accumulated amortization of $12.3 million) primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 5:  Other (Income) Expense, Net

   The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one of which is accounted for under the cost method and the other under the equity method. The Company recorded losses of $2.5 million and $1.4 million for the quarters ended March 3, 2002 and February 25, 2001, respectively, for the proportionate share of the net loss of the equity investee.

   Other (income) expense, net also includes $(0.2) million and ($0.1) million for minority interest associated with the Argentina operations for the quarters ended March 3, 2002 and February 25, 2001, respectively.

Note 6:  Restructuring Charge

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

Note 7:  Recently Issued Accounting Pronouncements

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

                               SEALY CORPORATION

   In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations", effective for years beginning after June 15, 2002, the Company's first quarter of fiscal year 2003. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is currently evaluating the effects of this Statement.

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

   In April 2001, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". This issue provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as co-op advertising and amortization of the supply agreements covered by the provisions of 00-25 as marketing and selling expenses which are recorded in selling, general and administration in the Statement of Operations. The Company is currently evaluating the impact of the new accounting guidance and expects that certain costs historically recorded as marketing and selling expenses will be reclassified as a reduction of revenues. The guidance from this issue should be applied no later than in interim financial statements for periods beginning after December 15, 2001, the Company's second quarter of fiscal 2002.

Note 8:  Hedging Strategy

   The Company has entered into interest rate swap agreements that effectively converts $235.6 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. At March 3, 2002, the fair value carrying amounts of these instruments, which is included in other noncurrent liabilities, was a liability of $12.7 million. In addition, $3.1 million was recorded as income in accumulated other comprehensive loss for the quarter ended March 3, 2002.

   The Company has interest rate instruments in effect to provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin). As of March 3, 2002, the Company had a Forward Rate Agreement with a notional amount of $150.0 million, an interest rate of 5.82% and a period from December 2001 to March 2002 and an Interest Rate Amortizing Swap

                               SEALY CORPORATION
with a notional amount of $235.6 million, an interest rate of 6.08% and a period from December 2000 to December 2006.

   To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and options contracts. At March 3, 2002, the Company had the following contracts:

      Forward Contracts:                                Expiration:
      ------------------                                -----------
      To sell 2.5 million Canadian dollars............. March 5, 2002
      To sell 3.2 million Canadian dollars............. March 8, 2002
      To sell 12.8 million Mexican pesos............... March 29, 2002
      To sell 16.4 million Mexican pesos............... May 31, 2002
      To sell 22.3 million Mexican pesos............... August 30, 2002
      To sell 2.2 million Mexican pesos................ November 29, 2002
      Option Contracts:                                 Expiration:
      -----------------                                 -----------
      To sell 16.0 million Mexican pesos............... May 31, 2002
      To sell 3.2 million Canadian dollars............. June 7, 2002
      To sell 33.0 million Mexican pesos............... August 30, 2002
      To sell 3.2 million Canadian dollars............. September 6, 2002
      To sell 3.0 million Mexican pesos................ November 29, 2002
      To sell 2.6 million Canadian dollars............. December 6, 2002

                               SEALY CORPORATION

Note 9:  Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

                                                                       March 3, February 25,
                                                                         2002       2001
                                                                       -------- ------------
Numerator:
Income before cumulative effect of change in accounting principle..... $ 8,446    $ 4,783
Cumulative effect of change in accounting principle...................      --       (152)
                                                                       -------    -------
Net income............................................................   8,446      4,935
Liquidation preference for L & M shares...............................   4,640      4,072
                                                                       -------    -------
Net income available to common shareholders........................... $ 3,806    $   863
                                                                       =======    =======
Denominator:
Denominator for basic earnings per share--weighted average shares.....  30,751     30,718
Effect of dilutive securities:
Stock options.........................................................      24      2,859
                                                                       -------    -------
Denominator for diluted earnings per share--adjusted weighted- average
  shares and assumed conversions......................................  30,775     33,577
                                                                       =======    =======

Note 10:  Comprehensive Income

   Total comprehensive income for the quarters ended March 3, 2002 and February 25, 2001 was $8.0 million and $5.1 million, respectively.

   Activity in Stockholders' (deficit) is as follows (dollar amounts in thousands):

                                                                                         Accumulated
                                                       Additional                           Other
                                  Comprehensive Common  Paid-in   Accumulated Treasury  Comprehensive
                                     Income     Stock   Capital     Deficit    Stock        Loss        Total
                                  ------------- ------ ---------- ----------- --------  ------------- ---------
Balance at December 2, 2001......                $317   $145,712   $(236,685) $(12,263)   $(29,987)   $(132,906)
Comprehensive Income:
Net income for the three months
 ended March 3, 2002.............    $ 8,446       --         --       8,446        --          --        8,446
Exercise of stock options........         --        1        315          --        --          --          316
Purchase of treasury stock.......         --       --         --          --      (801)         --         (801)
Change in fair value of cash flow
 hedge...........................      3,111       --         --          --        --       3,111        3,111
Foreign currency translation
 adjustment......................     (3,588)      --         --          --        --      (3,588)      (3,588)
                                     -------     ----   --------   ---------  --------    --------    ---------
Balance at March 3, 2002.........    $ 7,969     $318   $146,027   $(228,239) $(13,064)   $(30,464)   $(125,422)
                                     =======     ====   ========   =========  ========    ========    =========

Note 11:  Contingencies

   The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were

                               SEALY CORPORATION
the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of groundwater remediation system.

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

   The Company removed three underground storage tanks previously used for diesel, gasoline, and waste oil from its South Gate, California facility in March 1994 and remediated the soil in the area. Since August 1998, the Company has been working with the California Regional Water Quality Control Board, Los Angeles Region to monitor ground water at the site.

   While the Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision, these matters could have a material adverse effect.

   The Company has been identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") with regard to a waste disposal site, the Skinner Landfill Superfund Site, located in West Chester, Ohio. The Company has reached a consent settlement with the United States Environmental Protection Agency as a minor provider to the site. In March 2002, that Settlement was approved by the United States District Court for the Southern District of Ohio Western Division in United States of America v. Aeronca, et al. In March 2002, the Company paid $23,695 to the United States government and $94,780 to the Skinner Landfill Site Group. As part of this settlement the Company received a covenant not to sue from the United States in this matter and protection from contribution actions and claims as provided by Section 113(f)(2) of CERCLA. The Company does not believe that it has any further liability for this site.

   In April 1997, a subsidiary of the Company responded to a questionnaire from the Minnesota Pollution Control Agency concerning the Waste Disposal Engineering Sanitary Landfill site located in Anoka County, Minnesota. The Company does not believe that it contributed any hazardous substances to that landfill and has not been further contacted by the Minnesota Pollution Control Agency. Although liability under these statutes is generally joint and several, as a practical matter, liability is usually allocated among all financially responsible parties. Based on the nature and quantity of the Company's wastes, the Company believes that any liability of the Company at this site in unlikely to be material.

Note 12:  Related Party Transactions

   The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business

                               SEALY CORPORATION
relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one accounted for under the cost method and the other under the equity method. The Company had sales of $17.8 million and $18.0 million for the quarter ended March 3, 2002 and $20.5 million and $15.1 million for the quarter ended February 25, 2001 of finished mattress products pursuant to multi-year supply contracts to these affiliates, respectively. The Company also had sales of $3.4 million and $2.0 million for the quarter ended March 3, 2002 and February 25, 2001, respectively, to another affiliate. The Company believes that the terms on which mattresses are supplied to these affiliates are not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm's length basis from a person that is not an affiliate or related party.

   Various operating factors combined with weak economic conditions during 2001, resulted in a review by Company management of the equity values related to these affiliates. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001.

   One MHI affiliate successfully renegotiated the terms of its credit agreement with its principal lenders. The Company is participating in the renegotiated bank facility through a $12.5 million secured loan that was disbursed in January 2002. The loan bears interest at either the applicable Eurodollar rate plus 3.50% or the greater of (a) the Prime Rate, (b) the Base CD Rate plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%, plus 2.50%. The interest rate in effect at March 3, 2002 was 5.35%. Principal is due and payable on February 15, 2004. In exchange for this participation, the Company received enhancements to the existing supply agreement including a three-year extension to June 30, 2007. As of March 3, 2002, the affiliate owes the Company $19.4 million in trade receivables. Except for a possible $2.0 million increase in participation in the credit agreement, the Company is not obligated to fund additional amounts.

   The other MHI affiliate is currently renegotiating its credit agreement with its lenders. The affiliate is currently operating under a forbearance agreement with one of its lenders. The Company believes that the affiliate will be successful in renegotiating its credit agreement as negotiations continue between the affiliate, its lenders and the Company. There can be no assurance that agreements can be finalized. The Company is considering various and changing alternatives including, among others, making further investments in the affiliate and converting a portion of outstanding trade receivables owed by the affiliate into a convertible note receivable. The Company may also modify terms and conditions of its sales and accounts receivable. The Company is not however obligated to enter into any agreement or fund additional investments. As of March 3, 2002, the affiliate owes the Company $31.6 million in trade receivables; of which $15.0 million was reclassified to investments in and advances to affiliates in the fourth quarter of 2001 due to uncertainty on the timing of collection of such amounts. The Company also has minority representation on the affiliate's Board of Directors. In addition, a former executive of the Company is an executive officer of this affiliate.

   Based upon management's review of the available information and of the financial condition of the investees, the Company believes that adequate allowances ($8.6 million) have been established as of March 3, 2002 for potential losses on the receivables with the affiliates. The Company understands that these affiliates have experienced weakened results and is, however, unable to predict the impact, if any, on these affiliates, should they continue to be effected by a weakened economy or be unsuccessful in renegotiating credit agreements or obtaining alternate additional financing. A significant negative impact on these affiliates would adversely affect the Company.

                               SEALY CORPORATION

Note 13:  Segment Information

   The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding.

Note 14:  Subsequent Event

   On April 11, 2002, the Company announced that the President and Chief Operating Officer, David J. McIlquham, assumed the duties of Chief Executive Officer. Ronald L. Jones, will continue his duties as Chairman of the Company.

Note 15:  Guarantor/Non-Guarantor Financial Information

   The Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Subordinated and Senior Subordinated Discount Notes (the "Notes") of Sealy Mattress Company (the "Issuer"). Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

   The following supplemental consolidating condensed financial statements present:

    1. Consolidating condensed balance sheets as of March 3, 2002 and December 2, 2001, consolidating condensed statements of operations and cash flows for the three-month periods ended March 3, 2002 and February 25, 2001.

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

                               SEALY CORPORATION

              Supplemental Consolidating Condensed Balance Sheet
                                 March 3, 2002
                                (in thousands)

                                                                          Combined
                                                  Sealy      Combined       Non-
                                        Sealy    Mattress   Guarantor    Guarantor
                                     Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                     ----------- --------  ------------ ------------ ------------ ------------
Assets
Current assets:
Cash and cash equivalents...........  $      --  $     32   $  14,602     $  9,414     $     --    $  24,048
Accounts receivable--
   Non-Affiliates, net..............          7     7,424     102,981       44,577           --      154,989
Accounts receivable--Affiliates,
  net...............................         --        --      27,438        1,887           --       29,325
Inventories.........................         --     1,777      44,207       16,905           --       62,889
Prepaids and deferred taxes.........        263       335      22,073        8,662           --       31,333
                                      ---------  --------   ---------     --------     --------    ---------
                                            270     9,568     211,301       81,445           --      302,584
Property, plant and equipment, at
  cost..............................         --     5,263     217,127       48,084           --      270,474
Less: accumulated depreciation......         --    (2,294)    (83,015)      (6,028)          --      (91,337)
                                      ---------  --------   ---------     --------     --------    ---------
                                             --     2,969     134,112       42,056           --      179,137
Other assets:
Goodwill, net.......................         --    14,816     314,698       46,097           --      375,611
Other intangibles, net..............         --        --       3,911        1,767           --        5,678
Net investment in and advances to
  (from) subsidiaries and affiliates    (79,570)  593,109    (408,802)     (62,269)     (42,468)          --
Investment in and advances to
  affiliates........................         --        --          --       25,528           --       25,528
Debt issuance costs, net and other
  assets............................        108    19,647      11,260        2,677           --       33,692
                                      ---------  --------   ---------     --------     --------    ---------
                                        (79,462)  627,572     (78,933)      13,800      (42,468)     440,509
                                      ---------  --------   ---------     --------     --------    ---------
Total assets........................  $ (79,192) $640,109   $ 266,480     $137,301     $(42,468)   $ 922,230
                                      =========  ========   =========     ========     ========    =========
Liabilities and Stockholders'
  (Deficit) Equity
Current liabilities:
Current portion of long-term
  obligations.......................  $      --  $ 27,238   $      11     $ 10,023     $     --    $  37,272
Accounts payable....................         --       164      57,333       29,801           --       87,298
Accrued interest....................         --       450       8,437          199           --        9,086
Accrued incentives and advertising..         --     1,107      37,276        3,581           --       41,964
Accrued compensation................         --       167       7,331        3,974           --       11,472
Other accrued expenses..............         67     1,427      27,541       11,109           --       40,144
                                      ---------  --------   ---------     --------     --------    ---------
                                             67    30,553     137,929       58,687           --      227,236
Long-term obligations, net..........     41,258   692,413          80       13,430           --      747,181
Other noncurrent liabilities........      6,604    12,742      25,757        3,159           --       48,262
Deferred income taxes...............     (1,699)      703      19,340        6,266           --       24,610
Minority interest...................         --        --          --          363           --          363
Stockholders' (deficit) equity......   (125,422)  (96,302)     83,374       55,396      (42,468)    (125,422)
                                      ---------  --------   ---------     --------     --------    ---------
Total liabilities and stockholders'
  (deficit) equity..................  $ (79,192) $640,109   $ 266,480     $137,301     $(42,468)   $ 922,230
                                      =========  ========   =========     ========     ========    =========

                               SEALY COPRORATION

              Supplemental Consolidating Condensed Balance Sheet
                               December 2, 2001
                                (in thousands)

                                                                         Combined
                                                Sealy       Combined       Non-
                                      Sealy    Mattress    Guarantor    Guarantor
                                   Corporation Company    Subsidiaries Subsidiaries Eliminations Consolidated
                                   ----------- ---------  ------------ ------------ ------------ ------------
Assets
Current assets:
Cash and cash equivalents.........  $      --  $      55   $   6,442     $  5,513     $     --    $  12,010
Accounts receivable--
 Non-Affiliates, net..............          7      6,847     102,854       42,337           --      152,045
Accounts receivable--Affiliates,
  net.............................         --         --      26,703        2,358           --       29,061
Inventories.......................         --      1,521      42,429       14,761           --       58,711
Prepaid expenses and deferred
  taxes...........................        263        335      27,786        9,156           --       37,540
                                    ---------  ---------   ---------     --------     --------    ---------
                                          270      8,758     206,214       74,125           --      289,367
Property, plant and equipment, at
  cost............................         --      5,231     219,591       46,417           --      271,239
Less accumulated depreciation.....         --     (2,220)    (79,234)      (5,488)          --      (86,942)
                                    ---------  ---------   ---------     --------     --------    ---------
                                           --      3,011     140,357       40,929           --      184,297
Other assets:
Goodwill, net.....................         --     14,816     316,323       40,215           --      371,354
Other intangibles, net............                             3,974        1,868                     5,842
Net investment in and advances to
  (from) subsidiaries and
  affiliates......................    (88,818)   586,266    (417,900)     (48,087)     (31,461)          --
Investment in and advances to
  affiliates......................         --         --          --       15,468           --       15,468
Debt issuance costs, net and other
  assets..........................        156     20,652      13,412        2,579           --       36,799
                                    ---------  ---------   ---------     --------     --------    ---------
                                      (88,662)   621,734     (84,191)      12,043      (31,461)     429,463
                                    ---------  ---------   ---------     --------     --------    ---------
Total assets......................  $ (88,392) $ 633,503   $ 262,380     $127,097     $(31,461)   $ 903,127
                                    =========  =========   =========     ========     ========    =========
Liabilities and Stockholders'
  (Deficit) Equity
Current liabilities:
Current portion of long-term
  obligations.....................  $      --  $  18,658   $      64     $ 11,136     $     --    $  29,858
Accounts payable..................         --        327      51,078       23,179           --       74,584
Accrued interest..................         --        741      13,884          285           --       14,910
Accrued incentives and
  advertising.....................         --      1,496      35,789        4,164           --       41,449
Accrued compensation..............         --        372      10,464        4,073           --       14,909
Other accrued expenses............         51      1,614      20,073       11,588           --       33,326
                                    ---------  ---------   ---------     --------     --------    ---------
                                           51     23,208     131,352       54,425           --      209,036
Long-term obligations, net........     40,038    698,350          80        9,785           --      748,253
Other noncurrent liabilities......      6,124     15,853      23,569        4,339           --       49,885
Deferred income taxes.............     (1,699)       703      21,656        7,159           --       27,819
Minority interest.................         --         --          --        1,040           --        1,040
Stockholders' (deficit) equity....   (132,906)  (104,611)     85,723       50,349      (31,461)    (132,906)
                                    ---------  ---------   ---------     --------     --------    ---------
Total liabilities and
  stockholders'(deficit) equity...  $ (88,392) $ 633,503   $ 262,380     $127,097     $(31,461)   $ 903,127
                                    =========  =========   =========     ========     ========    =========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Operations
                       Three Months Ended March 3, 2002
                                (in thousands)

                                                  Sealy      Combined     Combined
                                        Sealy    Mattress   Guarantor   Non-Guarantor
                                     Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                                     ----------- --------  ------------ ------------- ------------ ------------
Net sales--Non-Affiliates...........   $    --   $ 12,059    $204,235      $47,856      $ (2,429)    $261,721
Net sales--Affiliates...............        --         --      35,788        3,387            --       39,175
                                       -------   --------    --------      -------      --------     --------
   Total net sales..................        --     12,059     240,023       51,243        (2,429)     300,896
Costs and expenses:.................
   Cost of goods sold--
     Non-Affiliates.................        --      7,624     109,316       29,450        (2,429)     143,961
   Cost of goods sold--
     Affiliates.....................        --         --      18,885        2,164            --       21,049
                                       -------   --------    --------      -------      --------     --------
       Total cost of goods sold.....                7,624     128,201       31,614        (2,429)     165,010
   Selling, general and
     administrative.................        45      3,000      83,589       16,175            --      102,809
   Stock based compensation.........       574         --          --           --            --          574
   Amortization of intangibles......        --         --          72          101            --          173
   Royalty income, net..............        --         --      (2,657)         170            --       (2,487)
                                       -------   --------    --------      -------      --------     --------
Income from operations..............      (619)     1,435      30,818        3,183            --       34,817
   Interest expense.................     1,270     17,487        (795)         242            --       18,204
   Other (income) expense...........        --         --          12        2,256            --        2,268
   Loss (income) from equity
     investees......................    (8,784)    (7,664)         --           --        16,448           --
   Loss (income) from
     nonguarantor equity
     investees......................        --       (938)      1,071           --          (133)          --
   Capital charge and
     intercompany interest
     allocation.....................    (1,315)   (16,362)     16,767          910            --           --
                                       -------   --------    --------      -------      --------     --------
Income (loss) before income taxes...     8,210      8,912      13,763         (225)      (16,315)      14,345
Income tax expense (benefit)........      (236)       127       6,100          (92)           --        5,899
                                       -------   --------    --------      -------      --------     --------
Net income (loss)...................   $ 8,446   $  8,785    $  7,663      $  (133)     $(16,315)    $  8,446
                                       =======   ========    ========      =======      ========     ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Operations
                     Three Months Ended February 25, 2001
                                (in thousands)

                                                                          Combined
                                                  Sealy      Combined       Non-
                                        Sealy    Mattress   Guarantor    Guarantor
                                     Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                     ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-Affiliates...........   $    --   $ 11,915    $193,935     $25,501      $ (3,094)    $228,257
Net sales--Affiliates...............        --         --      35,547       2,034            --       37,581
                                       -------   --------    --------     -------      --------     --------
       Total net sales..............        --     11,915     229,482      27,535        (3,094)     265,838
Costs and expenses:
   Cost of goods sold--
   Non-Affiliates...................        --      7,890     105,183      16,380        (3,094)     126,359
   Cost of goods sold--Affiliates...        --         --      18,607       1,266            --       19,873
                                       -------   --------    --------     -------      --------     --------
       Total cost of goods sold                     7,890     123,790      17,646        (3,094)     146,232
   Selling, general and
     administrative.................        45      3,480      78,243       8,866            --       90,634
   Stock based compensation.........       500         --          --          --            --          500
   Restructuring charge.............        --         --       1,183          --            --        1,183
   Amortization of intangibles......        --         90       3,080         256            --        3,426
   Royalty income, net..............        --         --      (3,470)         --            --       (3,470)
                                       -------   --------    --------     -------      --------     --------
Income from operations..............      (545)       455      26,656         767            --       27,333
   Interest expense, net............     1,116     15,661         354        (139)           --       16,992
   Other (income) expense...........        --         --          --       1,283            --        1,283
   Loss (income) from equity
     investees......................    (5,200)    (4,349)         --          --         9,549           --
   Loss (income) from
     nonguarantor equity
     investees......................        --       (873)        342          --           531           --
   Capital charge and
     intercompany interest
     allocation.....................    (1,161)   (14,878)     16,151        (112)           --           --
                                       -------   --------    --------     -------      --------     --------
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle...........     4,700      4,894       9,809        (265)      (10,080)       9,058
Income tax expense (benefit)........      (235)      (154)      4,194         470            --        4,275
                                       -------   --------    --------     -------      --------     --------
Income (loss) before cumulative
  change in accounting principle....     4,935      5,048       5,615        (735)      (10,080)       4,783
Cumulative effect of change in
  accounting principal..............        --       (152)         --          --            --         (152)
                                       -------   --------    --------     -------      --------     --------
Net income (loss)...................   $ 4,935   $  5,200    $  5,615     $  (735)     $(10,080)    $  4,935
                                       =======   ========    ========     =======      ========     ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Cash Flows
                       Three Months Ended March 3, 2002
                                (in thousands)

                                                                          Combined
                                                   Sealy     Combined       Non-
                                         Sealy    Mattress  Guarantor    Guarantor
                                      Corporation Company  Subsidiaries Subsidiaries Eliminations Consolidated
                                      ----------- -------- ------------ ------------ ------------ ------------
Net cash provided by (used in)
  operating activities............... $       --. $(1,340)   $ 22,054     $  5,556   $         --   $ 26,270
Cash flows from investing activities:
   Purchase of property, plant and
     equipment, net..................       --        (50)     (3,056)        (338)       --          (3,444)
   Advances to affiliate.............       --         --          --      (12,500)       --         (12,500)
   Other.............................       --         --          --           92        --              92
   Net activity in investment in
     and advances to (from)
     subsidiaries and affiliates.....      485      1,741     (10,785)       8,559        --              --
                                         -----    -------    --------     --------       ---        --------
   Net cash provided by (used in)
     investing activities............      485      1,691     (13,841)      (4,187)       --         (15,852)
Cash flows from financing
  activities:
Treasury stock repurchase, including
  direct expenses....................     (801)        --          --           --        --            (801)
Proceeds from (payments on)
 long-term obligations, net..........       --       (374)        (53)       2,532        --           2,105
Equity issuances ....................      316         --          --           --        --             316
                                         -----    -------    --------     --------       ---        --------
Net cash provided by (used in)
  financing activities...............     (485)      (374)        (53)       2,532        --           1,620
Change in cash and cash equivalents..       --        (23)      8,160        3,901        --          12,038
Cash and cash equivalents:
   Beginning of period...............       --         55       6,442        5,513        --          12,010
                                         -----    -------    --------     --------       ---        --------
   End of period..................... $       --. $    32    $ 14,602     $  9,414       $--        $ 24,048
                                         =====    =======    ========     ========       ===        ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Cash Flows
                     Three Months Ended February 25, 2001
                                (in thousands)

                                                                         Combined
                                                 Sealy      Combined       Non-
                                       Sealy    Mattress   Guarantor    Guarantor
                                    Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                    ----------- --------  ------------ ------------ ------------ ------------
Net cash used in operating
   activities...................... $       --. $ (1,946)   $(21,434)    $(5,896)   $         --   $(29,276)
Cash flows from investing
  activities:
   Purchase of property, plant and
     equipment, net................        --       (218)     (1,569)       (670)         --         (2,457)
   Net activity in investment in
     and advances to (from)
     subsidiaries and affiliates...    10,174    (37,307)     23,714       3,419          --             --
                                     --------   --------    --------     -------       -----       --------
   Net cash provided by (used in)
     investing activities..........    10,174    (37,525)     22,145       2,749          --         (2,457)
Cash flows from financing
  activities:
   Treasury stock repurchase,
     including direct expenses.....   (11,416)        --          --          --          --        (11,416)
   Proceeds from (payments on)
     long-term obligations,
     net...........................        --     39,650         (80)         --          --         39,570
   Equity issuances................     1,242         --          --          --          --          1,242
                                     --------   --------    --------     -------       -----       --------
Net cash provided by (used in)
  financing activities.............   (10,174)    39,650         (80)         --          --         29,396
Change in cash and cash
  equivalents......................        --        179         631      (3,147)         --         (2,337)
Cash and cash equivalents:
   Beginning of period.............        --        354       6,672      11,088          --         18,114
                                     --------   --------    --------     -------       -----       --------
   End of period................... $       --. $    533    $  7,303     $ 7,941       $  --       $ 15,777
                                     ========   ========    ========     =======       =====       ========

                               SEALY CORPORATION

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Item 2.  Quarter Ended March 3, 2002 compared with Quarter Ended February 25,
2001

   Net Sales. Net sales for the quarter ended March 3, 2002, were $300.9 million, an increase of $35.1 million, or 13.2% from the quarter ended February 25, 2001. Total domestic sales were $248.7 million for the first quarter of 2002 compared to $235.7 million for the first quarter of 2001. Domestic sales growth of $13.0 million was attributable to a 3.1% increase in average unit selling price and a 2.4% increase in volume. Total international sales were $52.2 million in the first quarter of 2002 compared to $30.1 in the first quarter of 2001. Growth of $17.8 million in the international operations was attributable to the acquisition of Sapsa Bedding S.A. in Europe in the second quarter of 2001. Existing international operations also experienced sales growth of $4.3 million.

   Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, decreased 0.2 percentage points to 54.8%. Cost of goods sold for the domestic business decreased 1.1 percentage points to 53.3%. This decrease is primarily due to the fact that sales of Sealy Posturepedic and Stearns & Foster products represented a greater percentage of total sales. Cost of goods sold for the international business increased 2.5 percentage points to 62.0%. This increase is primarily due to the Sapsa business, which currently carries a lower gross margin rate than the Company's other international businesses, and the deteriorating economic environment in Argentina.

   Selling, General, Administrative. Selling, general, and administrative expense increased $12.2 million to $102.8 million, or 34.2% of net sales, compared to $90.6 million, or 34.1% of net sales in 2001. This increase is primarily due to $6.1 million in additional costs associated with the acquisition of Sapsa Bedding S.A. in April 2001 in the international operations. Promotional and advertising expenses increased $2.5 million due to Sealy Posturepedic and Stearns & Foster product introduction costs and higher sales volumes, partially offset by lower national advertising. Bad debt expense increased $2.1 million as the Company continued to increase the bad debt reserves as a result of the impact on customers of the general slowdown in the economy.

   Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of fair market value or original cost. The Company recorded a $0.6 million and $0.5 million charge during the quarters ended March 3, 2002 and February 25, 2001, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

   Restructuring Charges. During the first quarter of 2001, the Company shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. Additionally, the Company recorded a $0.7 million charge for severance due to a management reorganization.

   Amortization Expense. Amortization expense was $0.2 million and $3.4 million for the quarters ended March 3, 2002 and February 25, 2001, respectively. The decrease of $3.2 million is due to the adoption of FAS 142 during the first quarter of 2002, as the Company no longer records amortization expense for indefinite lived goodwill.

   Interest Expense. Interest expense increased $1.2 million as a result of higher average debt balances and higher effective interest rates. The Company has entered into interest rate swap agreements that effectively converts all of the floating-rate debt to a fixed-rate basis through March 2002 and $235.6 million of floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

   Income Tax. The Company's effective income tax rates in 2002 and 2001 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes and the application of purchase accounting in 2001. The Company's effective tax rate for the quarter ended March 3, 2002 is approximately 41.1% compared to 47.0% for quarter ended February 25, 2001. The lower effective tax rate is primarily the result of the Company's adoption of FAS 142, as the Company no longer records amortization expense for indefinite lived goodwill that was not deductible for tax purposes.

   Net Income. For the reasons set forth above, the Company recorded net income of $8.4 million for the quarter ended March 3, 2002 versus net income of $4.9 million for the quarter ended February 25, 2001.

  Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $3.4 million for the quarter ended March 3, 2002. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At March 3, 2002, the Company had approximately $89.3 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $10.7 million. The Company's net weighted average borrowing cost was 9.1% for the three months ended March 3, 2002. The Tranche A Term Loan and the Revolving Credit Facility mature in December 2002. The Company is currently negotiating to renew the Revolving Credit Facility and expects it will have the ability to renew the existing facility or have the ability to find new financing with comparable terms. The Company is also evaluating other financing alternatives. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations. Currently, the Company has no borrowings under its Revolving Credit Facility.

   The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one accounted for under the cost method and the other under the equity method. The Company had sales of $17.8 million and $18.0 million for the quarter ended March 3, 2002 and $20.5 million and $15.1 million for the quarter ended February 25, 2001 of finished mattress products pursuant to multi-year supply contracts to these affiliates, respectively. Various operating factors combined with weak economic conditions during 2001, resulted in a review by Company management of the equity values related to these affiliates. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001.

   One MHI affiliate successfully renegotiated the terms of its credit agreement with its principal lenders. The Company is participating in the renegotiated bank facility through a $12.5 million secured loan that was disbursed in January 2002. The loan bears interest at either the applicable Eurodollar rate plus 3.50% or the greater of (a) the Prime Rate, (b) the Base CD Rate plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%, plus 2.50%. The interest rate in effect at March 3, 2002 was 5.35%. Principal is due and payable on February 15, 2004. In exchange for this participation, the Company received enhancements to the existing supply agreement including a three-year extension to June 30, 2007. As of March 3, 2002, the affiliate owes the Company $19.4 million in trade receivables. Except for a possible $2.0 million increase in participation in the credit agreement, the Company is not obligated to fund additional amounts.

   The other MHI affiliate is currently renegotiating its credit agreement with its lenders. The affiliate is currently operating under a forbearance agreement with one of its lenders. The Company believes that the affiliate will be successful in renegotiating its credit agreement as negotiations continue between the affiliate, its lenders and the Company. There can be no assurance that agreements can be finalized. The Company is considering various and changing alternatives including, among others, making further investments in the affiliate and converting a portion of outstanding trade receivables owed by the affiliate into a convertible note receivable. The Company may also modify terms and conditions of its sales and accounts receivable. The Company is not however obligated to enter into any agreement or fund additional investments. As of March 3, 2002, the affiliate owes the Company $31.6 million in trade receivables; of which $15.0 million was reclassified to investments in and advances to affiliates in the fourth quarter of 2001 due to uncertainty on the timing of collection of such amounts. The Company also has minority representation on the affiliate's Board of Directors. In addition, a former executive of the Company is an executive officer of this affiliate.

   Based upon management's review of the available information and of the financial condition of the investees, the Company believes that adequate allowances ($8.6 million) have been established as of March 3, 2002 for potential losses on the receivables with the affiliates. The Company understands that these affiliates have experienced weakened results and is, however, unable to predict the impact, if any, on these affiliates, should they continue to be effected by a weakened economy or be unsuccessful in renegotiating credit agreements or obtaining alternate additional financing. A significant negative impact on these affiliates would adversely affect the Company.

   During the first quarter of fiscal 2001, the Company secured an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25 million. The revolving credit facility expires in fiscal 2004. At March 3, 2002, the Company had approximately C$7.5 million available under this facility.

   On April 6, 2001, the Company completed the acquisition of Sapsa Bedding S.A., of Paris, France. The purchase price for the acquisition was $31.5 million, including costs associated with the acquisition. The acquisition was funded through approximately $8.6 million of existing cash and $22.9 million from available credit facilities.

   The Company recorded expense of $0.6 million and $0.5 million in the first quarter of 2002 and 2001 respectively, to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. The expense associated with the right was recorded in stock based compensation expense. During 2001, the Company satisfied $10.7 million of the obligations through a cash payment in return for the delivery of a portion of the executive's securities. At March 3, 2002, the Company has $5.2 million recorded as a long-term liability for the remaining repurchase obligation.

   In 2000, the Company signed a supply agreement with a retail mattress company to be its sole branded supplier of mattress products through December 31, 2004. As part of securing this long-term distribution source, the Company invested in the entity to help it grow and acquired a minority interest. This entity operated with negative cash flows from operations for the year ended December 31, 2001 due to its start-up nature. When this entity required additional cash in the first quarter of 2002, the Company made an additional investment and took control of the entity. This investment provided the Company an opportunity to determine whether the entity can be a potentially viable distribution source for the Company's products. It is not the Company's strategy to own or control retail operations. Since the initial investment, the Company has invested approximately $4.3 million in the entity and has recorded approximately $5.0 million of indefinite lived goodwill. The Company is actively monitoring the operations of the entity to assess its future viability. Should the Company conclude that the entity is not a viable business, future impairment charges of goodwill and other charges may be necessary.

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

   Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the existing Revolving Credit Facility, and its anticipated renewal in December 2002, for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business.

   On April 11, 2002, the Company announced that the President and Chief Operating Officer, David J. McIlquham, assumed the duties of Chief Executive Officer. Ronald L. Jones, will continue his duties as Chairman of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Information relative to the Company's market risk sensitive instruments by major category at December 2, 2001 is presented under Item 7a of the registrant's Annual Report on Form 10-K for the fiscal year ended December 2, 2001.

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

   In January 2002, the Argentine peso experienced a significant devaluation. Previously pegged 1 to 1 to the U.S. dollar, the peso was trading at approximately 2.13 pesos to the dollar at March 3, 2002. This devaluation did not have a significant affect on the Company's financial statements due to the relative immateriality of the operation as total assets at March 3, 2002 were $6.5 million. Based upon the volatility of the Argentine peso, future inflation charges may have to be recorded through the income statement due to hyperinflation rules under FAS 52, "Foreign Currency Translation".

Interest Rate Risk

   The Company has entered into interest rate swap agreements that effectively converts $235.6 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. A 10% increase or decrease in market interest rates that effect the Company's interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

   At March 3, 2002, the fair value carrying amounts of these instruments, which is included in other noncurrent liabilities, was a liability of $12.7 million. In addition, $3.1 million was recorded as income in accumulated other comprehensive loss for the quarter ended March 3, 2002.

   The Company has interest rate instruments in effect to provide protection on the three month LIBOR rate upon which the Company's variable rate debt is based (actual rate paid is LIBOR plus the respective margin). As of March 3, 2002, the Company had a Forward Rate Agreement with a notional amount of $150.0 million, an interest rate of 5.82% and a period from December 2001 to March 2002 and an Interest Rate Amortizing Swap with a notional amount of $235.6 million, an interest rate of 6.08% and a period from December 2000 to December 2006.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

                                          SEALY CORPORATION

          Signature                       Title
          ---------                       -----

   /S/  DAVID J. MCILQUHAM    Chief Executive Officer and
----------------------------- President
     David J. McIlquham       (Principal Executive Officer)

      /S/  E. LEE WYATT       Corporate Vice
----------------------------- President--Administration and
        E. Lee Wyatt          Chief Financial Officer
                              (Principal Accounting Officer)

Date: April 17, 2002