Form 10-Q
period 2002-06-02
SEALY CORP
filed 2002-07-18
CIK 748015

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

                 For the quarterly period ended: June 2, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from        to

                         Commission file number 1-8738

                               -----------------

                               SEALY CORPORATION
            (Exact name of registrant as specified in its charter)

                     Delaware                  36-3284147
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)


                    Sealy Drive
                One Office Parkway
              Trinity, North Carolina             27370
               (Address of principal           (Zip Code)
                executive offices)*

      Registrant's telephone number, including area code--(336) 861-3500

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock outstanding as of July 1, 2002 was 31,033,457.

================================================================================

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               SEALY CORPORATION

                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                      Quarter Ended Quarter Ended
                                                                                      June 2, 2002  May 27, 2001
                                                                                      ------------- -------------
Net sales--Non-Affiliates............................................................   $256,248      $228,142
Net sales--Affiliates................................................................     43,507        35,800
                                                                                        --------      --------
      Total net sales................................................................    299,755       263,942
Costs and expenses:
   Cost of goods sold--Non-Affiliates................................................    147,148       137,978
   Cost of goods sold--Affiliates....................................................     23,114        19,015
                                                                                        --------      --------
      Total cost of goods sold.......................................................    170,262       156,993
   Selling, general and administrative...............................................    119,671        88,329
   Stock based compensation..........................................................        654            --
   Business closure charge (Note 3)..................................................      5,802            --
   Amortization of intangibles.......................................................         95         3,597
   Royalty income, net...............................................................     (3,111)       (2,636)
                                                                                        --------      --------
Income from operations...............................................................      6,382        17,659
   Interest expense..................................................................     17,815        18,099
   Other (income) expense (Note 5)...................................................      2,791        (3,417)
                                                                                        --------      --------
Income (loss) before income tax expense and extraordinary item.......................    (14,224)        2,977
Income tax (benefit) expense.........................................................     (5,832)        1,582
                                                                                        --------      --------
Income (loss) before extraordinary item..............................................     (8,392)        1,395
Extraordinary item--loss from early extinguishment of debt (net of income tax benefit
  of $452) (Note 7)..................................................................         --           679
                                                                                        --------      --------
Net income (loss)....................................................................     (8,392)          716
Liquidation preference for common L&M shares.........................................      4,640         4,072
                                                                                        --------      --------
Net loss available to common shareholders............................................   $(13,032)     $ (3,356)
                                                                                        ========      ========
Earnings per share--basic:
   Income (loss) before extraordinary item...........................................   $  (0.27)     $   0.04
   Extraordinary item................................................................         --         (0.02)
                                                                                        --------      --------
   Net income (loss).................................................................      (0.27)         0.02
   Liquidation preference for common L & M shares....................................      (0.15)        (0.13)
                                                                                        --------      --------
   Net loss available to common shareholders.........................................   $  (0.42)     $  (0.11)
                                                                                        ========      ========
Earnings per share--diluted:
   Income (loss) before extraordinary item...........................................   $  (0.27)     $   0.04
   Extraordinary item................................................................         --         (0.02)
                                                                                        --------      --------
   Net income (loss).................................................................      (0.27)         0.02
   Liquidation preference for common L & M shares....................................      (0.15)        (0.13)
                                                                                        --------      --------
   Net loss available to common shareholders.........................................   $  (0.42)     $  (0.11)
                                                                                        ========      ========
Weighted average number of common shares outstanding:
   Basic.............................................................................     30,779        30,733
   Diluted...........................................................................     30,779        30,733

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                      Six Months Ended Six Months Ended
                                                                                        June 2, 2002     May 27, 2001
                                                                                      ---------------- ----------------
Net sales--Non-Affiliates............................................................     $512,230         $449,169
Net sales--Affiliates................................................................       79,298           73,381
                                                                                          --------         --------
       Total net sales...............................................................      591,528          522,550
Costs and expenses:
    Cost of goods sold--Non-Affiliates...............................................      292,984          264,337
    Cost of goods sold--Affiliates...................................................       42,288           38,888
                                                                                          --------         --------
       Total cost of goods sold......................................................      335,272          303,225
    Selling, general and administrative..............................................      213,357          171,734
    Stock based compensation.........................................................        1,228              500
    Restructuring charge.............................................................           --            1,183
    Business closure charge (Note 3).................................................        5,802               --
    Amortization of intangibles......................................................          268            7,023
    Royalty income, net..............................................................       (5,598)          (6,106)
                                                                                          --------         --------
Income from operations...............................................................       41,199           44,991
    Interest expense.................................................................       36,019           35,090
    Other (income) expense (Note 5)..................................................        5,059           (2,134)
                                                                                          --------         --------
Income before income tax expense, extraordinary item and cumulative effect of change
 in accounting principle.............................................................          121           12,035
Income tax expense...................................................................           67            5,857
                                                                                          --------         --------
Income before extraordinary item and cumulative effect of change in accounting
 principle...........................................................................           54            6,178
Extraordinary item--loss from early extinguishment of debt (net of income tax benefit
 of $452) (Note 7)...................................................................           --              679
Cumulative effect of change in accounting principle (net of income tax expense of
 $101) (Note 8)......................................................................           --             (152)
                                                                                          --------         --------
Net income...........................................................................           54            5,651
Liquidation preference for common L&M shares.........................................        9,280            8,144
                                                                                          --------         --------
Net loss available to common shareholders............................................     $ (9,226)        $ (2,493)
                                                                                          ========         ========
Earnings per share--basic:
    Income before extraordinary item and cumulative effect of change in accounting
     principle.......................................................................     $     --         $   0.20
    Extraordinary item...............................................................           --            (0.02)
    Cumulative effect of change in accounting principle..............................           --               --
                                                                                          --------         --------
    Net income.......................................................................           --             0.18
    Liquidation preference for common L & M shares...................................        (0.30)           (0.26)
                                                                                          --------         --------
    Net loss available to common shareholders........................................     $  (0.30)        $  (0.08)
                                                                                          ========         ========
Earnings per share--diluted:
    Income before extraordinary item and cumulative effect of change in accounting
     principle.......................................................................     $     --         $   0.20
    Extraordinary item...............................................................           --            (0.02)
    Cumulative effect of change in accounting principle..............................           --               --
                                                                                          --------         --------
    Net income.......................................................................           --             0.18
    Liquidation preference for common L & M shares...................................        (0.30)           (0.26)
                                                                                          --------         --------
    Net loss available to common shareholders........................................     $  (0.30)        $  (0.08)
                                                                                          ========         ========
Weighted average number of common shares outstanding:
    Basic............................................................................       30,825           30,916
    Diluted..........................................................................       30,825           30,916

    See accompanying notes to condensed consolidated financial statements.

                               SEALY CORPORATION

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                        June 2, 2002 December 2, 2001*
                                                        ------------ -----------------
ASSETS
Current assets:
   Cash and cash equivalents...........................  $  36,894       $  12,010
   Accounts receivable--Non-Affiliates, net............    154,268         152,045
   Accounts receivable--Affiliates, net (Note 13)......     13,339          29,061
   Inventories.........................................     62,685          58,711
   Prepaid expenses and deferred taxes.................     44,078          37,540
                                                         ---------       ---------
                                                           311,264         289,367
Property, plant and equipment, at cost.................    275,904         271,239
Less: accumulated depreciation.........................    (96,534)        (86,942)
                                                         ---------       ---------
                                                           179,370         184,297
Other assets:
   Goodwill............................................    374,147         371,354
   Other intangibles, net..............................      5,732           5,842
   Investments in and advances to affiliates (Note 13).     22,663          15,468
   Debt issuance costs, net, and other assets..........     32,495          36,799
                                                         ---------       ---------
                                                           435,037         429,463
                                                         ---------       ---------
                                                         $ 925,671       $ 903,127
                                                         =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term obligations............  $  44,662       $  29,858
   Accounts payable....................................     90,331          74,584
   Accrued interest....................................     15,688          14,910
   Accrued incentives and advertising..................     37,634          41,449
   Accrued compensation................................     16,266          14,909
   Other accrued expenses..............................     36,763          33,326
                                                         ---------       ---------
                                                           241,344         209,036
Long-term obligations..................................    740,675         748,253
Other noncurrent liabilities...........................     49,444          49,885
Deferred income taxes..................................     27,242          27,819
Minority interest......................................         --           1,040
Stockholders' equity (deficit):
   Common stock........................................        321             317
   Additional paid-in capital..........................    146,136         145,712
   Accumulated deficit.................................   (236,631)       (236,685)
   Accumulated other comprehensive loss................    (29,796)        (29,987)
   Common stock held in treasury, at cost..............    (13,064)        (12,263)
                                                         ---------       ---------
                                                          (133,034)       (132,906)
                                                         ---------       ---------
                                                         $ 925,671       $ 903,127
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

                               SEALY CORPORATION

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                Six Months Ended Six Months Ended
                                                                  June 2, 2002     May 27, 2001
                                                                ---------------- ----------------
Net cash provided by (used in) operating activities............     $ 48,869         $(22,035)
Cash flows from investing activities:
   Purchase of property, plant and equipment, net..............       (7,714)          (9,816)
   Purchase of businesses, net of cash acquired................       (1,390)         (26,643)
   Advances to affiliate.......................................      (12,500)              --
                                                                    --------         --------
       Net cash used in investing activities...................      (21,604)         (36,459)
                                                                    --------         --------
Cash flows from financing activities:
   Treasury stock repurchase...................................         (801)         (12,178)
   Proceeds from issuance of long-term notes...................           --          127,500
   Repayments of long-term obligations, net....................       (1,383)         (54,033)
   Equity issuances............................................          428            1,462
   Purchase of interest rate cap...............................         (625)              --
   Debt issuance costs.........................................           --           (5,806)
                                                                    --------         --------
       Net cash (used in) provided by financing activities.....       (2,381)          56,945
                                                                    --------         --------
Change in cash and cash equivalents............................       24,884           (1,549)
Cash and cash equivalents:
   Beginning of period.........................................       12,010           18,114
                                                                    --------         --------
   End of period...............................................     $ 36,894         $ 16,565
                                                                    ========         ========
Supplemental disclosures:
Selected noncash items:
   Non-cash compensation.......................................     $  1,228         $    500
   Depreciation and amortization...............................       10,917           15,177
   Business closure charge.....................................        5,802               --
Non-cash interest expense associated with:
   Junior Subordinated Notes...................................        2,575            2,163
   Debt issuance costs.........................................        2,143            2,227
   Discount on Senior Subordinated Notes, net..................        6,034            5,534

     See accompanying notes to condensed consolidated financial statements

                               SEALY CORPORATION

                  Notes to Consolidated Financial Statements
                         Six months ended June 2, 2002

Note 1:  Basis of Presentation

   This report covers Sealy Corporation and its subsidiaries (collectively, "Sealy" or the "Company").

   The accompanying unaudited condensed consolidated financial statements should be read together with the Company's Annual Report on Form 10-K for the year ended December 2, 2001.

   The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 2, 2002, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the end of the quarter and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   The Company regularly assesses all of its long-lived assets and investments for impairment when events or circumstances indicate their carrying value may not be recoverable. The Company believes no such impairment existed at June 2, 2002.

   Certain reclassifications of previously reported financial information were made to conform to the 2002 presentation.

Note 2:  Inventories

   The major components of inventories were as follows:

                                 June 2, 2002 December 2, 2001
                                 ------------ ----------------
                                        (In thousands)
                 Raw materials..   $33,066        $30,734
                 Work in process    18,860         18,701
                 Finished goods.    10,759          9,276
                                   -------        -------
                                   $62,685        $58,711
                                   =======        =======

Note 3:  Business Acquisitions and Closures

   On April 6, 2001, the Company acquired the outstanding capital stock of Sapsa Bedding, S.A., of Paris, France for $31.5 million, including costs associated with the acquisition. Sapsa, with primary locations in Paris, France and Milan, Italy, manufactures and sells latex bedding and bedding products to retailers and wholesalers in Europe. Sapsa also sells latex mattress cores and pillows to other manufacturers which sell the finished products under their own trademark. As part of the purchase price, EUR 3.0 million (approximately $2.8 million) is being held in escrow pursuant to the Share Sale Agreement. In addition, the Company is holding EUR 4.3 million (approximately $4.0 million) as additional escrow funds to be disbursed by December 31, 2002. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the purchase price allocation, the Company recorded $18.1 million of indefinite lived goodwill and $2.3 million of other intangibles.

                               SEALY CORPORATION

                    Cash paid........................ $31.5
                    Fair value of liabilities assumed  44.8
                                                      -----
                    Purchase price...................  76.3
                    Fair value of assets acquired....  55.9
                                                      -----
                    Goodwill and other intangibles... $20.4
                                                      =====

   During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company's products. It is not the Company's strategy to own or control retail operations. Based on management's assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value.

   On August 10, 2000, the Company acquired 70% of the outstanding capital stock of Rozen S.R.L. for $9.5 million. Rozen, located in Buenos Aires, Argentina, manufactures and sells bedding to retailers located in Argentina. Rozen also owns and operates several retail sleep shops in the Buenos Aires area. During the second quarter of 2002, the Company acquired the remaining 30% interest for $1.4 million including fees and expenses and recorded additional indefinite lived goodwill of $1.2 million.

Note 4:  Goodwill and Other Intangible Assets

   The FASB issued FAS 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001, the Company's first quarter of fiscal year 2003. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. FAS 142 specifies that at the time of adoption an impairment review should be performed. If an impairment of the existing goodwill is determined, any charge would be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment charges would be presented within operating results. The Company adopted the non amortization provision for acquisitions with a closing date subsequent to June 30, 2001. The Company adopted the remaining provisions of FAS 142 effective December 3, 2001. The Company completed its initial impairment review and determined that no impairment of its goodwill existed as of the December 3, 2001.

   The changes in the carrying amount of goodwill for the six months ended June 2, 2002, are as follows:

              Balance as of December 2, 2001.............. $371.4
              Goodwill acquired...........................    6.5
              Goodwill reduced due to business closure....   (5.3)
              Increase due to foreign currency translation    1.5
                                                           ------
              Balance as of June 2, 2002.................. $374.1
                                                           ======

   The Company recorded goodwill amortization of $3.0 million and $5.8 million for the three and six months ended May 27, 2001, respectively. Had the Company been required to adopt FAS 142 in the second quarter of

                               SEALY CORPORATION
fiscal 2001, net income would have been $3.7 million and $11.5 million for the three and six months ended May 27, 2001. The basic earnings per share effect of the goodwill amortization would have been $0.10 and $0.19 and the diluted earnings per share effect of the goodwill amortization would have been $0.09 and $0.17 for the three and six months ended May 27, 2001, respectively. In addition basic earnings per share available to common shareholders would have been $(0.01) and $0.11 and diluted earnings per share available to common shareholders would have been $(0.01) and $0.10 for the three and six months ended May 27, 2001, respectively.

   Total other intangibles of $5.7 million (net of accumulated amortization of $12.5 million) primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 5:  Other (Income) Expense

   The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments were principally minority interests in two retailers; one of which is accounted for under the cost method and the other under the equity method. The Company recorded losses of $2.9 million and $5.3 million for the three and six months ended June 2, 2002 and $1.0 million and $2.4 million for the three and six months ended May 27, 2001, respectively, for the proportionate share of the net loss of the equity investee. See also
Note 13.

   In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy received a $4.6 million termination fee that is recorded as other income in the second quarter of fiscal 2001.

Note 6:  Restructuring Charge

   During the first quarter of 2001, the Company commenced a plan to shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. The Company ceased operations in this facility during the second quarter of 2001 and is actively pursuing the sale of the facility. Also during the first quarter of 2001, the Company recorded a $0.7 million charge for severance related to a management reorganization. All payments related to these charges have been made.

Note 7:  Long-term obligations

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

Note 8:  Recently Issued Accounting Pronouncements

   The Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company recorded a $0.2 million gain, upon adoption as of

                               SEALY CORPORATION

November 27, 2000, net of income tax expense which is recorded in the consolidated statement of operations as a cumulative effect of a change in accounting principle.

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

   The FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for years beginning after December 15, 2001 and interim periods within those years, the Company's second quarter of fiscal 2002. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted the provisions of this pronouncement for related transactions. This did not have a significant impact on the consolidated financial statements.

   In April 2002, the FASB issued FAS 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. FAS 145 rescinds both FAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment of FAS 4, FAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FAS 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FAS 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of this pronouncement for related transactions subsequent to May 15, 2002. This did not have a significant impact on the consolidated financial statements.

   The Emerging Issues Task Force of the FASB released Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" to provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 00-25 as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. The Company adopted EITF 00-25 effective March 4, 2002, the first day of our fiscal second quarter, and reclassified previous period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced $13.5 million and $9.0 million for the quarters ended June 2, 2002 and May 27, 2001 and $22.7 million and $16.3 million for the six months ended June 2, 2002 and May 27, 2001, respectively. These changes did not affect the Company's financial position or results of operations.

Note 9:  Hedging Strategies

   In 2000, the Company entered into an interest rate swap agreement that effectively converted $235.3 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of

                               SEALY CORPORATION
interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. At June 2, 2002, the fair value carrying amount of this instrument, which is included in other noncurrent liabilities, was a liability of $12.9 million. In addition, $3.0 million and $6.1 million was recorded as income in accumulated other comprehensive loss for the three and six months ended June 2, 2002. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, the $12.9 million included in accumulated other comprehensive loss will be amortized into interest expense over the remaining life of the interest rate swap agreement. In addition, future changes in the fair market value of the interest rate swap will be recorded in interest expense. During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $235.3 million of debt previously converted to fixed rate debt. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value will be recorded in interest expense. At June 2, 2002, the fair value carrying amount of this instrument, which is included in other noncurrent liabilities, was a liability of $0.5 million. In addition, $0.5 million was recorded as additional interest expense.

   The Company also entered into an interest rate cap agreement with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value will be recorded in interest expense. At June 2, 2002, the fair value carrying amount of this instrument, which is included in noncurrent assets, was an asset of $0.1 million. In addition, $0.1 million was recorded as a reduction to interest expense.

   To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At June 2, 2002, the Company had forward contracts to sell a total of 41.6 million Mexican pesos with expiration dates ranging from June 7, 2002 through November 29, 2002, forward contracts to sell a total of 1.5 million Canadian dollars with expiration dates ranging from June 7, 2002 through June 21, 2002, option contracts to sell a total of 36.0 million Mexican pesos with expiration dates ranging from August 30, 2002 through November 29, 2002 and option contracts to sell a total of 21.9 million Canadian dollars with expiration dates ranging from June 7, 2002 through December 6, 2002.

                               SEALY CORPORATION

Note 10:  Net Income Per Common Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                          Three months ended         Six months ended
                                                       ------------------------  ------------------------
                                                       June 2, 2002 May 27, 2001 June 2, 2002 May 27, 2001
                                                       ------------ ------------ ------------ ------------
Numerator:
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle............   $ (8,392)    $ 1,395      $    54      $ 6,178
Extraordinary item....................................         --         679           --          679
Cumulative effect of change in accounting principle...         --          --           --         (152)
                                                         --------     -------      -------      -------
Net income (loss).....................................     (8,392)        716           54        5,651
Liquidation preference for common L&M shares..........      4,640       4,072        9,280        8,144
                                                         --------     -------      -------      -------
Net loss available to common shareholders.............   $(13,032)    $(3,356)     $(9,226)     $(2,493)
                                                         ========     =======      =======      =======
Denominator:
Denominator for basic earnings per share--weighted
  average shares......................................     30,779      30,733       30,825       30,916
Effect of dilutive securities:
Stock options.........................................          *           *            *            *
                                                         --------     -------      -------      -------
Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions.....     30,779      30,733       30,825       30,916
                                                         ========     =======      =======      =======

--------
* The dilutive securities are antidilutive for the three and six months ended June 2, 2002 and May 27, 2001.

Note 11:  Comprehensive Income

   Total comprehensive income (loss) for the three and six months ended June 2, 2002 was ($7.7) million and $0.2 million and for the three and six months ended May 27, 2001 was ($4.1) million and ($3.9) million, respectively.

   Activity in Stockholders' Equity is as follows (dollar amounts in thousands):

                                                                                    Accumulated
                                                  Additional                           Other
                             Comprehensive Common  Paid-in   Accumulated Treasury  Comprehensive
                                Income     Stock   Capital     Deficit    Stock        Loss        Total
                             ------------- ------ ---------- ----------- --------  ------------- ---------
Balance at December 2,
 2001.......................                $317   $145,712   $(236,685) $(12,263)   $(29,987)   $(132,906)
Comprehensive Income:
Net income for the six
 months ended June 2,
 2002.......................    $    54       --         --          54        --          --           54
Exercise of stock options...         --        4        424          --        --          --          428
Purchase of treasury
 stock......................         --       --         --          --      (801)         --         (801)
Change in fair value of cash
 flow hedge.................      2,963       --         --          --        --       2,963        2,963
Foreign currency translation
 adjustment.................     (2,772)      --         --          --        --      (2,772)      (2,772)
                                -------     ----   --------   ---------  --------    --------    ---------
Balance at June 2, 2002.....    $   245     $321   $146,136   $(236,631) $(13,064)   $(29,796)   $(133,034)
                                =======     ====   ========   =========  ========    ========    =========

                               SEALY CORPORATION

Note 12:  Contingencies

   The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. The Company is working with the New Jersey Department of Environmental Protection to develop a remediation plan for the sediment in Oakeys Brook adjoining the site.

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

   The Company was identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") with regard to a waste disposal site, the Skinner Landfill Superfund Site, located in West Chester, Ohio. The Company has reached a consent settlement with the United States Environmental Protection Agency and paid $23,695 to the United States government and $94,780 to the Skinner Landfill Site Group. As part of this settlement, the Company received a covenant not to sue from the United States in this matter and protection from contribution actions and claims as provided by Section 113(f)(2) of CERCLA. The Company does not believe that it has any further liability for this site.

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

                               SEALY CORPORATION

Note 13:  Related Party Transactions

   The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one accounted for under the cost method and the other under the equity method. The Company had sales of $20.9 million and $19.8 million for the three months ended June 2, 2002 and $38.7 million and $34.5 million for the six months ended June 2, 2002 and $18.8 million and $14.4 million for the three months ended May 27, 2001 and $39.3 million and $29.5 million for the six months ended May 27, 2001 of finished mattress products pursuant to multi-year supply contracts to these affiliates, respectively. The Company believes that the terms on which mattresses are supplied to these affiliates are not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm's length basis from a person that is not an affiliate or related party. The Company also had sales of $2.8 million and $6.1 million for the three and six months ended June 2, 2002 and $2.6 million and $4.6 million for the three and six months ended May 27, 2001, respectively, to an international affiliate.

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

   One MHI affiliate successfully renegotiated the terms of its credit agreement with its principal lenders in the first quarter of 2002. The Company is participating in the renegotiated bank facility through a $12.5 million secured loan that was disbursed in January 2002. The loan bears interest at either the applicable Eurodollar rate plus 3.50% or the greater of (a) the Prime Rate, (b) the Base CD Rate plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%, plus 2.50%. The interest rate in effect at June 2, 2002 was 5.34%. Principal is due and payable on February 15, 2004. In exchange for this participation, the Company received enhancements to the existing supply agreement including a three-year extension to June 30, 2007. The affiliate is required to make quarterly payments of $250,000 to the other participants in the banking facility. Should the affiliate be unable to make the quarterly payments, the Company is required to fund such payments on behalf of the affiliate. The Company's maximum additional exposure under the affiliate's bank facility is $1.8 million. This affiliate also has other significant long-term debt and is required to fund significant interest payments. The affiliate has been operating at a loss and its liquidity has been, and continues to be constrained. As a result, the affiliate has retained a financial advisor to assist it in evaluating its liquidity needs, capital structure and strategic options. The affiliate did not make its $8.8 million semi-annual interest payment on July 15, 2002 required under its bond indenture. The affiliate is currently in negotiations with bondholders and other creditors to restructure, which may consider all aspects of the business. The restructuring may result in the sale of some assets and lower sales by Sealy. Various alternatives have been discussed related to obtaining relief on some or all of the affiliate's indebtedness. As part of this restructuring, the Company is considering a limited increase in its secured loan to the affiliate. The Company is unable to predict when or if the affiliate will be able to effect a restructuring. There is also the possibility that the affiliate may be forced to seek bankruptcy protection. If the affiliate were to file for bankruptcy and liquidate, the Company would likely incur additional losses in excess of amounts previously provided. As of June 2, 2002, the affiliate owes the Company $21.4 million in trade receivables and $12.5 million under the secured loan described above. (See table below.)

                               SEALY CORPORATION

   The other affiliate is currently operating under a forbearance agreement with one of its lenders while renegotiating its credit agreement. The Company believes that the affiliate will be successful in either renegotiating its credit agreement with the current lenders or obtaining financing from other lending institutions. There can be no assurance that the affiliate will be able to either refinance or obtain other financing. The Company is considering various alternatives including, among others, converting a portion of outstanding trade receivables owed by the affiliate into a convertible note receivable and issuing guarantees to the affiliate's lenders associated with outstanding bank debt. The Company may also modify terms and conditions of its sales and accounts receivable. On May 13, 2002, MHI entered into an agreement to acquire the majority of the remaining outstanding stock of the affiliate in exchange for 2% of the Company's outstanding common equity. Such equity will be funded through shares of Sealy stock currently owned by Sealy investors. The closing of the transaction is pending and is conditioned upon the affiliate either successfully renegotiating the current credit agreement or obtaining long-term financing from another lending institution among other conditions. It is the Company's intention that concurrent with the closing of the proposed acquisition, the Company would sell substantially all of its interest in MHI to an entity controlled by Bain Capital, LLC for an amount yet to be determined. The Company would have no equity interest or Board representation in this new entity that will be controlled by Bain Capital, LLC. As of June 2, 2002, the affiliate owes the Company $33.0 million in trade receivables; of which $15.0 million was reclassified to investments in and advances to affiliates in the fourth quarter of 2001 due to uncertainty on the timing of collection of such amounts. The Company also has minority representation on the affiliate's Board of Directors. In addition, a former executive of the Company is an executive officer of this affiliate. (See table below.)

   As discussed above, the Company expects the affiliates to effect restructurings during 2002. Based on the weak operating results, reduced liquidity and financial flexibility combined with the actions described above since the end of the first quarter; management reevaluated its financial exposure and determined that further reserves were required. Among the positive and negative factors considered were the current retail and economic environment, collateral position with respect to the secured loan, critical vendor status coupled with long-term supply agreements and the probability of successful operational and financial restructurings. Accordingly, the Company recognized an additional bad debt charge of $19.5 million in the second quarter of 2002. The total reserve for affiliate receivables is $28.1 million. Although the Company feels that adequate allowances have been established, should either the business of the affiliates further deteriorate or the affiliates be required in the future to restructure its debts or file for protection under the bankruptcy courts, the Company may lose a significant portion of its current business with these affiliates resulting in an adverse effect to the Company. If conditions with either or both of the affiliates worsen, the Company may also be required to recognize further allowances and charges to earnings and such charges could be material.

   A summary of the Company's accounts receivable from domestic affiliates and the investment in and advances to affiliates as of June 2, 2002 and December 2, 2001 is as follows:

                                                June 2, 2002 December 2, 2001
                                                ------------ ----------------
                                                        (in millions)
   Accounts receivable from domestic affiliates    $ 54.4         $47.9
   Less: Allowance for doubtful accounts.......     (28.1)         (6.2)
      Accrued cooperative advertising/rebates..      (7.4)         (5.5)
      Net investment (deficit) in affiliates...      (4.8)          0.4
                                                   ------         -----
   Net unsecured position......................      14.1          36.6
   Secured loan................................      12.5            --
                                                   ------         -----
   Total.......................................    $ 26.6         $36.6
                                                   ======         =====

                               SEALY CORPORATION

Note 14:  Segment Information

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

   The following supplemental consolidating condensed financial statements present:

    1. Consolidating condensed balance sheets as of June 2, 2002 and December 2, 2001 and consolidating condensed statements of operations and cash flows for the six months ended June 2, 2002 and May 27, 2001 and the consolidating condensed statements of operations for the three months ended June 2, 2002 and May 27, 2001.

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

                               SEALY CORPORATION

              Supplemental Consolidating Condensed Balance Sheet
                                 June 2, 2002
                                (in thousands)

                                                  Sealy      Combined     Combined
                                       Sealy     Mattress   Guarantor   Non-Guarantor
                                    Corporation  Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                                    ----------- ---------  ------------ ------------- ------------ ------------
Assets
Current assets:
Cash and cash equivalents..........  $      --  $      30   $  32,637     $  4,227      $     --    $  36,894
Accounts receivable--Non-
  Affiliates, net..................          8      6,014     102,313       45,933            --      154,268
Accounts receivable--Affiliates,
  net..............................         --         --      11,398        1,941            --       13,339
Inventories........................         --      1,651      44,323       16,711            --       62,685
Prepaids and deferred taxes........        263        335      37,886        5,594            --       44,078
                                     ---------  ---------   ---------     --------      --------    ---------
                                           271      8,030     228,557       74,406            --      311,264
Property, plant and equipment, at
  cost.............................         --      5,308     220,357       50,239            --      275,904
Less: accumulated
  depreciation.....................         --     (2,380)    (87,212)      (6,942)           --      (96,534)
                                     ---------  ---------   ---------     --------      --------    ---------
                                            --      2,928     133,145       43,297            --      179,370
Other assets:
Goodwill...........................         --     14,816     314,698       44,633            --      374,147
Other intangibles, net.............         --         --       3,833        1,899            --        5,732
Net investment in and advances to
  (from) subsidiaries and
  affiliates.......................    (85,220)   590,077    (402,627)     (89,591)      (12,639)          --
Investment in and advances to
  affiliates.......................         --         --          --       22,663            --       22,663
Debt issuance costs, net and other
  assets...........................        108     19,134      10,633        2,620            --       32,495
                                     ---------  ---------   ---------     --------      --------    ---------
                                       (85,112)   624,027     (73,463)     (17,776)      (12,639)     435,037
                                     ---------  ---------   ---------     --------      --------    ---------
Total assets.......................  $ (84,841) $ 634,985   $ 288,239     $ 99,927      $(12,639)   $ 925,671
                                     =========  =========   =========     ========      ========    =========
Liabilities and Stockholders'
  Equity(Deficit)
Current liabilities:
Current portion of long-term
  obligations......................  $      --  $  34,588   $       8     $ 10,066      $     --    $  44,662
Accounts payable...................         --        146      59,520       30,665            --       90,331
Accrued interest...................         --        774      14,618          296            --       15,688
Accrued incentives and
  advertising......................         --      1,161      32,169        4,304            --       37,634
Accrued compensation...............         --        208      11,252        4,806            --       16,266
Other accrued expenses.............         21      1,399      24,094       11,249            --       36,763
                                     ---------  ---------   ---------     --------      --------    ---------
                                            21     38,276     141,661       61,386            --      241,344
Long-term obligations, net.........     42,613    687,705          79       10,278            --      740,675
Other noncurrent liabilities.......      7,258     13,233      24,012        4,941            --       49,444
Deferred income taxes..............     (1,699)       703      22,368        5,870            --       27,242
Stockholders' equity (deficit).....   (133,034)  (104,932)    100,119       17,452       (12,639)    (133,034)
                                     ---------  ---------   ---------     --------      --------    ---------
Total liabilities and stockholders'
  equity (deficit).................  $ (84,841) $ 634,985   $ 288,239     $ 99,927      $(12,639)   $ 925,671
                                     =========  =========   =========     ========      ========    =========

                               SEALY CORPORATION

              Supplemental Consolidating Condensed Balance Sheet
                               December 2, 2001
                                (in thousands)

                                                  Sealy      Combined   Consolidated
                                       Sealy     Mattress   Guarantor   Non-Guarantor
                                    Corporation  Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                                    ----------- ---------  ------------ ------------- ------------ ------------
Assets
Current assets:
Cash and cash equivalents..........  $      --  $      55   $   6,442     $  5,513      $     --    $  12,010
Accounts receivable--Non-
  Affiliates, net..................          7      6,847     102,854       42,337            --      152,045
Accounts receivable--Affiliates,
  net..............................         --         --      26,703        2,358            --       29,061
Inventories........................         --      1,521      42,429       14,761            --       58,711
Prepaid expenses and other
  assets...........................        263        335      27,786        9,156            --       37,540
                                     ---------  ---------   ---------     --------      --------    ---------
                                           270      8,758     206,214       74,125            --      289,367
Property, plant and equipment, at
  cost.............................         --      5,231     219,591       46,417            --      271,239
Less accumulated depreciation......         --     (2,220)    (79,234)      (5,488)           --      (86,942)
                                     ---------  ---------   ---------     --------      --------    ---------
                                            --      3,011     140,357       40,929            --      184,297
Other assets:
Goodwill...........................         --     14,816     316,323       40,215            --      371,354
Other intangibles, net.............         --                  3,974        1,868            --        5,842
Net investment in and advances to
  (from) subsidiaries and
  affiliates.......................    (88,818)   586,266    (385,167)     (80,820)      (31,461)          --
Investment in and advances to
  affiliates.......................         --         --          --       15,468            --       15,468
Debt issuance costs, net and other
  assets...........................        156     20,652      13,412        2,579            --       36,799
                                     ---------  ---------   ---------     --------      --------    ---------
                                       (88,662)   621,734     (51,458)     (20,690)      (31,461)     429,463
                                     ---------  ---------   ---------     --------      --------    ---------
Total assets.......................  $ (88,392) $ 633,503   $ 295,113     $ 94,364      $(31,461)   $ 903,127
                                     =========  =========   =========     ========      ========    =========
Liabilities and Stockholders'
  Equity
Current liabilities:
Current portion of long-term
  obligations......................  $      --  $  18,658   $      64     $ 11,136      $     --    $  29,858
Accounts payable...................         --        327      51,078       23,179            --       74,584
Accrued interest...................         --        741      13,884          285            --       14,910
Accrued incentives and
  advertising......................         --      1,496      35,789        4,164            --       41,449
Accrued compensation...............         --        372      10,464        4,073            --       14,909
Other accrued expenses.............         51      1,614      20,073       11,588            --       33,326
                                     ---------  ---------   ---------     --------      --------    ---------
                                            51     23,208     131,352       54,425            --      209,036
Long-term obligations, net.........     40,038    698,350          80        9,785            --      748,253
Other noncurrent liabilities.......      6,124     15,853      23,569        4,339            --       49,885
Deferred income taxes..............     (1,699)       703      21,656        7,159            --       27,819
Minority interest..................         --         --          --        1,040            --        1,040
Stockholders' equity (deficit).....   (132,906)  (104,611)    118,456       17,616       (31,461)    (132,906)
                                     ---------  ---------   ---------     --------      --------    ---------
Total liabilities and stockholders'
  equity...........................  $ (88,392) $ 633,503   $ 295,113     $ 94,364      $(31,461)   $ 903,127
                                     =========  =========   =========     ========      ========    =========

                               SEALY CORPORATION

         Supplemental Consolidated Condensed Statements of Operations
                        Three Months Ended June 2, 2002
                                (in thousands)

                                             Sealy      Combined     Combined
                                   Sealy    Mattress   Guarantor   Non-Guarantor
                                Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                                ----------- --------  ------------ ------------- ------------ ------------
Net sales--Non-Affiliates......   $    --   $ 12,006    $200,233     $ 46,478      $ (2,469)    $256,248
Net sales--Affiliates..........        --         --      40,757        2,750            --       43,507
                                  -------   --------    --------     --------      --------     --------
       Total net sales.........        --     12,006     240,990       49,228        (2,469)     299,755
Costs and expenses:
   Cost of goods sold--Non-
     Affiliates................        --      8,040     111,897       29,680        (2,469)     147,148
   Cost of goods sold--
     Affiliates................        --         --      21,471        1,643            --       23,114
                                  -------   --------    --------     --------      --------     --------
       Total cost of goods
         sold..................        --      8,040     133,368       31,323        (2,469)     170,262
   Selling, general and
     administrative............        45      2,913      95,363       21,350            --      119,671
   Stock based
     compensation..............       654         --          --           --            --          654
   Business closure charge.....        --         --          --        5,802            --        5,802
   Amortization of
     intangibles...............        --                     72           23            --           95
   Royalty income, net.........        --         --      (3,330)         219            --       (3,111)
                                  -------   --------    --------     --------      --------     --------
Income from operations.........      (699)     1,053      15,517       (9,489)           --        6,382
   Interest expense............     1,428     16,109          96          182            --       17,815
   Other (income) expense......        --         --          --        2,791            --        2,791
   Loss (income) from equity
     investees.................     8,181     16,803          --           --       (24,984)          --
   Loss (income) from
     nonguarantor equity
     investees.................        --     (8,677)     14,632           --        (5,955)          --
   Capital charge and
     intercompany interest
     allocation................    (1,473)   (15,033)     15,574          932            --           --
                                  -------   --------    --------     --------      --------     --------
Income (loss) before income
  taxes........................    (8,835)    (8,149)    (14,785)     (13,394)       30,939      (14,224)
Income tax expense (benefit)...      (443)        32       2,018       (7,439)           --       (5,832)
                                  -------   --------    --------     --------      --------     --------
Net income (loss)..............   $(8,392)  $ (8,181)   $(16,803)    $ (5,955)     $ 30,939     $ (8,392)
                                  =======   ========    ========     ========      ========     ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Operations
                        Three Months Ended May 27, 2001
                                (in thousands)

                                                                        Combined
                                                Sealy      Combined       Non-
                                      Sealy    Mattress   Guarantor    Guarantor
                                   Corporation Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                   ----------- --------  ------------ ------------ ------------ ------------
Net sales--Non-Affiliates.........   $    --   $ 12,576    $176,639     $42,893      $(3,966)     $228,142
Net sales--Affiliates.............        --         --      33,222       2,578           --        35,800
                                     -------   --------    --------     -------      -------      --------
      Total net sales.............        --     12,576     209,861      45,471       (3,966)      263,942
Costs and expenses:
   Cost of goods sold--Non-
     Affiliates...................        --      8,719     104,910      28,315       (3,966)      137,978
   Cost of goods sold--
     Affiliates...................        --         --      17,410       1,605           --        19,015
                                     -------   --------    --------     -------      -------      --------
      Total cost of goods sold....        --      8,719     122,320      29,920       (3,966)      156,993
   Selling, general and
     administrative...............        45      3,852      72,890      11,542           --        88,329
   Amortization of intangibles....        --         91       2,994         512           --         3,597
   Royalty income, net............        --         --      (1,682)       (954)          --        (2,636)
                                     -------   --------    --------     -------      -------      --------
Income from operations............       (45)       (86)     13,339       4,451           --        17,659
Interest expense..................     1,164     16,933        (325)        327           --        18,099
   Other (income) expense.........        --         --      (4,625)      1,208           --        (3,417)
   Loss (income) from equity
     investees....................      (708)      (666)         --          --        1,374            --
   Loss (income) from non-
     guarantor equity investees...        --     (1,345)       (787)         --        2,132            --
   Capital charge and.............
   intercompany interest
     allocation...................    (1,209)   (16,086)     17,417        (122)          --            --
                                     -------   --------    --------     -------      -------      --------
   Income (loss) before income
     taxes and extraordinary
     item.........................       708      1,078       1,659       3,038       (3,506)        2,977
   Income tax expense (benefit)...        (8)      (238)        922         906           --         1,582
                                     -------   --------    --------     -------      -------      --------
   Income (loss) before
     extraordinary item...........       716      1,316         737       2,132       (3,506)        1,395
   Extraordinary item--loss from
     early extinguishment of
     debt.........................        --        608          71          --           --           679
                                     -------   --------    --------     -------      -------      --------
Net income (loss).................   $   716   $    708    $    666     $ 2,132      $(3,506)     $    716
                                     =======   ========    ========     =======      =======      ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Operations
                         Six Months Ended June 2, 2002
                                (in thousands)

                                             Sealy      Combined     Combined
                                   Sealy    Mattress   Guarantor   Non-Guarantor
                                Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                                ----------- --------  ------------ ------------- ------------ ------------
Net sales--Non-Affiliates......   $    --   $ 23,774    $400,723     $ 92,631      $(4,898)     $512,230
Net sales--Affiliates..........        --         --      73,161        6,137           --        79,298
                                  -------   --------    --------     --------      -------      --------
       Total net sales.........        --     23,774     473,884       98,768       (4,898)      591,528
Costs and expenses:
   Cost of goods sold--Non-
     Affiliates................        --     15,664     223,088       59,130       (4,898)      292,984
   Cost of goods sold--
     Affiliates................        --         --      38,481        3,807           --        42,288
                                  -------   --------    --------     --------      -------      --------
       Total cost of goods
         sold..................        --     15,664     261,569       62,937       (4,898)      335,272
   Selling, general and
     administrative............        90      5,622     171,823       35,822           --       213,357
   Stock based
     compensation..............     1,228         --          --           --           --         1,228
   Business closure charge.....        --         --          --        5,802           --         5,802
   Amortization of
     intangibles...............        --         --         144          124           --           268
   Royalty income, net.........        --         --      (5,987)         389           --        (5,598)
                                  -------   --------    --------     --------      -------      --------
Income from operations.........    (1,318)     2,488      46,335       (6,306)          --        41,199
   Interest expense............     2,698     33,596        (699)         424           --        36,019
   Other (income) expense......        --         --          12        5,047           --         5,059
   Loss (income) from equity
     investees.................      (603)     9,141          --           --       (8,538)           --
   Loss (income) from
     nonguarantor equity
     investees.................        --     (9,616)     15,704           --       (6,088)           --
   Capital charge and
     intercompany interest
     allocation................    (2,788)   (31,395)     32,341        1,842           --            --
                                  -------   --------    --------     --------      -------      --------
Income (loss) before income
  taxes........................      (625)       762      (1,023)     (13,619)      14,626           121
Income tax expense (benefit)...      (679)       159       8,118       (7,531)          --            67
                                  -------   --------    --------     --------      -------      --------
Net income (loss)..............   $    54   $    603    $ (9,141)    $ (6,088)     $14,626      $     54
                                  =======   ========    ========     ========      =======      ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Operations
                         Six Months Ended May 27, 2001
                                (in thousands)

                                              Sealy      Combined     Combined
                                    Sealy    Mattress   Guarantor   Non-Guarantor
                                 Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                                 ----------- --------  ------------ ------------- ------------ ------------
Net sales--Non-Affiliates.......   $    --   $ 24,336    $362,205      $69,688      $ (7,060)    $449,169
Net sales--Affiliates...........        --         --      68,769        4,612            --       73,381
                                   -------   --------    --------      -------      --------     --------
       Total net sales..........        --     24,336     430,974       74,300        (7,060)     522,550
Costs and expenses:
   Cost of goods sold--Non-
     Affiliates.................        --     16,609     210,093       44,695        (7,060)     264,337
   Cost of goods sold--
     Affiliates.................        --         --      36,017        2,871            --       38,888
                                   -------   --------    --------      -------      --------     --------
       Total cost of goods
         sold...................        --     16,609     246,110       47,566        (7,060)     303,225
   Selling, general and
     administrative.............        90      7,178     143,902       20,564            --      171,734
   Stock based
     compensation...............       500         --          --           --            --          500
   Restructuring charge.........        --         --       1,183           --            --        1,183
   Amortization of
     intangibles................        --        181       6,074          768            --        7,023
   Royalty income, net..........        --         --      (4,256)      (1,850)           --       (6,106)
                                   -------   --------    --------      -------      --------     --------
Income from operations..........      (590)       368      37,961        7,252            --       44,991
   Interest expense.............     2,280     32,594          29          187            --       35,090
   Other (income) expense.......        --         --      (4,625)       2,491            --       (2,134)
   Loss (income) from equity
     investees..................    (5,908)    (4,248)         --           --        10,156           --
   Loss (income) from
     nonguarantor equity
     investees..................        --     (2,986)       (446)          --         3,432           --
   Capital charge and
     intercompany interest
     allocation.................    (2,370)   (30,964)     33,568         (234)           --           --
                                   -------   --------    --------      -------      --------     --------
Income (loss) before income
  taxes and extraordinary item
  and cumulative effect of
  change in accounting
  principle.....................     5,408      5,972       9,435        4,808       (13,588)      12,035
Income tax expense (benefit)....      (243)      (392)      5,116        1,376            --        5,857
                                   -------   --------    --------      -------      --------     --------
Income (loss) before
  extraordinary item and
  cumulative effect of change in
  accounting principle..........     5,651      6,364       4,319        3,432       (13,588)       6,178
Extraordinary item-loss from
  early extinquishment of
  debt..........................        --        608          71           --            --          679
Cumulative effect of change in
  accounting principle..........        --       (152)         --           --            --         (152)
                                   -------   --------    --------      -------      --------     --------
Net income (loss)...............   $ 5,651   $  5,908    $  4,248      $ 3,432      $(13,588)    $  5,651
                                   =======   ========    ========      =======      ========     ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Cash Flows
                         Six Months Ended June 2, 2002
                                (in thousands)

                                               Sealy     Combined     Combined
                                     Sealy    Mattress  Guarantor   Non-Guarantor
                                  Corporation Company  Subsidiaries Subsidiaries  Eliminations Consolidated
                                  ----------- -------- ------------ ------------- ------------ ------------
Net cash operating activities....    $  --    $ 1,046    $ 38,014     $  9,809       $  --       $ 48,869
                                     -----    -------    --------     --------       -----       --------
Cash flows from investing
  activities:
   Purchase of property, plant
     and equipment, net..........       --        (96)     (6,875)        (743)         --         (7,714)
   Purchase of businesses, net
     of cash acquired............       --         --          --       (1,390)         --         (1,390)
   Advances to affiliate.........       --         --          --      (12,500)         --        (12,500)
   Net activity in investment in
     and advances to (from)
     subsidiaries and
     affiliates..................      373        408      (4,896)       4,115          --             --
                                     -----    -------    --------     --------       -----       --------
Net proceeds provided by (used
  in) investing activities.......      373        312     (11,771)     (10,518)         --        (21,604)
Cash flows from financing
  activities:
   Treasury stock repurchase,
     including direct
     expenses....................     (801)        --          --           --          --           (801)
   Repayment of long-term
     obligations, net............       --       (758)        (48)        (577)         --         (1,383)
   Equity issuances..............      428         --          --           --          --            428
   Purchase of interest rate
     cap.........................       --       (625)         --           --          --           (625)
                                     -----    -------    --------     --------       -----       --------
Net cash (used in) financing
  activities.....................     (373)    (1,383)        (48)        (577)         --         (2,381)
                                     -----    -------    --------     --------       -----       --------
Change in cash and cash
  equivalents....................       --        (25)     26,195       (1,286)         --         24,884
Cash and cash equivalents:
   Beginning of period...........       --         55       6,442        5,513          --         12,010
                                     -----    -------    --------     --------       -----       --------
   End of period.................    $  --    $    30    $ 32,637     $  4,227       $  --       $ 36,894
                                     =====    =======    ========     ========       =====       ========

                               SEALY CORPORATION

         Supplemental Consolidating Condensed Statements of Cash Flows
                         Six Months Ended May 27, 2001
                                (in thousands)

                                               Sealy      Combined     Combined
                                     Sealy    Mattress   Guarantor   Non-Guarantor
                                  Corporation Company   Subsidiaries Subsidiaries  Eliminations Consolidated
                                  ----------- --------  ------------ ------------- ------------ ------------
Net cash provided by (used in)
  operating activities...........  $     --   $   (139)   $ (6,200)    $(15,696)      $  --       $(22,035)
                                   --------   --------    --------     --------       -----       --------
Cash flows from investing
  activities:
   Purchase of property, plant
     and equipment, net..........        --       (224)     (8,178)      (1,414)         --         (9,816)
   Acquisition of business, net
     of cash acquired............        --         --          --      (26,643)         --        (26,643)
   Net activity in investment
     in and advances to
     (from) subsidiaries and
     affiliates..................    10,716    (67,338)     32,974       23,648          --             --
                                   --------   --------    --------     --------       -----       --------
Net proceeds provided by (used
  in) investing activities.......    10,716    (67,562)     24,796       (4,409)         --        (36,459)
Cash flows from financing
  activities:
   Treasury stock repurchase,
     including direct
     expenses....................   (12,178)        --          --           --          --        (12,178)
   Proceeds from repayment
     of long-term obligations,
     net.........................        --    127,500          --           --          --        127,500
   Proceeds from (payments
     on) long-term
     obligations, net............        --    (54,150)    (14,032)      14,149          --        (54,033)
   Equity issuances..............     1,462         --          --           --          --          1,462
   Debt issuance costs...........        --     (5,579)         --         (227)         --         (5,806)
                                   --------   --------    --------     --------       -----       --------
       Net cash provided by
         (used in) financing
         activities..............   (10,716)    67,771     (14,032)      13,922          --         56,945
                                   --------   --------    --------     --------       -----       --------
Change in cash and cash
  equivalents....................        --         70       4,564       (6,183)         --         (1,549)
Cash and cash equivalents:
   Beginning of period...........        --        354       6,672       11,088          --         18,114
                                   --------   --------    --------     --------       -----       --------
   End of period.................  $     --   $    424    $ 11,236     $  4,905       $  --       $ 16,565
                                   ========   ========    ========     ========       =====       ========

                               SEALY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Quarter Ended June 2, 2002 compared with Quarter Ended May 27, 2001

   Net Sales. Net sales for the quarter ended June 2, 2002, were $299.8 million, an increase of $35.9 million, or 13.6% from the quarter ended May 27, 2001. Net sales were reduced by $13.5 million and $9.0 million for the three months ended June 2, 2002 and May 27, 2001, respectively, as a result of the adoption of EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", as of March 4, 2002. EITF 00-25 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 00-25 as marketing and selling expenses which are recorded in selling, general and administrative. Total domestic sales were $248.4 million for the second quarter of 2002 compared to $218.0 million for the second quarter of 2001. Domestic sales growth of $30.4 million was attributable to a 2.6% increase in average unit selling price and an 11.3% increase in volume. Total international sales were $51.4 million for the second quarter of 2002 compared to $45.9 for the second quarter of 2001. Growth of $5.0 million in the international operations was attributable to the recently acquired Sapsa Bedding S.A. in Europe which was acquired in the second quarter of 2001. Other existing international operations also experienced sales growth of $0.5 million.

   Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, decreased 2.7 percentage points to 56.8%. Cost of goods sold for the domestic business decreased 2.7 percentage points to 55.5%. This decrease is primarily due to the fact that sales of Sealy Posturepedic and Stearns & Foster products represented a greater percentage of total sales. The Company also recorded a $2.9 million physical inventory loss during the second quarter of 2001. Cost of goods sold for the international business decreased 2.0 percentage points to 63.8%. This decrease is primarily due to the flow-through in the second quarter of 2001 of the purchase accounting adjustments associated with the inventory acquired as part of the Sapsa acquisition.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $31.3 million to $119.7 million, or 39.9% of net sales, compared to $88.3 million, or 33.5% of net sales. This increase is primarily due to higher bad debt expense of $18.3 million primarily associated with affiliated customers (as discussed more fully in Note 13 and "Liquidity and Capital Resources") and higher variable expenses due to increased business activity. Excluding the increase in bad debt expense, selling, general, and administrative expenses were 33.8% of net sales for the quarter ended June 2, 2002. Selling, general, and administrative expenses were reduced by $13.5 million and $9.0 million for the three months ended June 2, 2002 and May 27, 2001, respectively, as a result of the adoption of EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", as of March 4, 2002. EITF 00-25 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 00-25 as marketing and selling expenses which are recorded in selling, general and administrative.

   Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $0.7 million charge during the quarter ended June 2, 2002 to revalue this obligation to reflect an increase in the fair market value of the securities. No such charge was necessary for the quarter ended May 27, 2001.

   Business Closure Charge. During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company's products. It is not the Company's strategy to own or control retail operations. Based on management's assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value.

   Amortization Expense. Amortization expense was $0.1 million and $3.6 million for the quarters ended June 2, 2002 and May 27, 2001, respectively. The decrease of $3.5 million is due to the adoption of FAS 142 during the first quarter of 2002, as the Company no longer records amortization expense for indefinite lived goodwill.

   Interest Expense. Interest expense decreased $0.3 million primarily due to lower effective interest rates, partially offset by higher average debt levels.

   Other (Income) Expense, net. In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy received a $4.6 million termination fee which was recorded as other income in the second quarter of 2001. Other (income) expense, net also includes the equity in the (earnings) loss of equity investees and minority interest.

   Income Tax. The Company's effective income tax rates in 2002 and 2001 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, operating losses from equity investee for which no tax benefit has been recorded and the application of purchase accounting in 2001. The Company's effective tax rate for the quarter ended June 2, 2002 is approximately (41.0)% compared to 53.1% for quarter ended May 27, 2001. The lower effective tax rate is primarily the result of the Company's adoption of FAS 142, as the Company no longer records amortization expense for indefinite lived goodwill that was not deductible for tax purposes. The Company also determined in the second quarter of 2002 that a previously recorded tax benefit for operating losses of an equity investee was not assured based on available tax strategies.

Six Months Ended June 2, 2002 compared with Six Months Ended May 27, 2001

   Net Sales. Net sales for the six months ended June 2, 2002, were $591.5 million, an increase of $69.0 million, or 13.2% from the six months ended May 27, 2001. Net sales were reduced by $22.7 million and $16.3 million for the six months ended June 2, 2002 and May 27, 2001, respectively, as a result of the adoption of EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", as of March 4, 2002. EITF 00-25 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 00-25 as marketing and selling expenses which are recorded in selling, general and administrative. Total domestic sales were $489.7 million for the six months of 2002 compared to $447.2 million for the six months of 2001. Domestic sales growth of $42.5 million was attributable to a 2.7% increase in average unit selling price and a 6.8% increase in volume. Total international sales were $101.8 million for the six months ended June 2, 2002 compared to $75.3 for the six months ended May 27, 2001. Growth of $22.3 million in the international operations was attributable to the acquisition of Sapsa Bedding S.A. in Europe which was acquired in the second quarter of 2001. Other existing international operations also experienced sales growth of $4.2 million.

   Cost of Goods Sold. Cost of goods sold for the six months ended June 2, 2002, as a percentage of net sales, decreased 1.3 percentage points to 56.7%. Cost of goods sold for the domestic business decreased 1.9 percentage points to 55.2%. This decrease is primarily due to the fact that sales of Sealy Posturepedic and Stearns & Foster products represented a greater percentage of total sales. The Company also recorded a $2.9 million physical inventory loss during the second quarter of 2001. Cost of goods sold for the international business was flat at 64.0%.

   Selling, General, and Administrative. Selling, general, and administrative expenses increased $41.7 million to $213.4 million, or 36.1% of net sales, compared to $171.7 million or 32.9% of net sales. This increase is primarily due to higher bad debt expense of $20.4 million primarily associated with affiliated customers (as discussed more fully in Note 13 and "Liquidity and Capital Resources") and higher variable expenses due to increased business activity. Excluding the increase in bad debt expense, selling, general, and administrative expenses were 32.6% of net sales for the six months June 2, 2002. Selling, general, and administrative expenses were reduced by $22.7 million and $16.3 million for the six months ended June 2, 2002 and May 27, 2001, respectively, as a result of the adoption of EITF 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", as of March 4, 2002. EITF 00-25 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor's products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 00-25 as marketing and selling expenses which are recorded in selling, general and administrative.

   Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $1.2 million and $0.5 million charge for the six months ended June 2, 2002 and May 27, 2001, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

   Business Closure Charge. During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company's products. It is not the Company's strategy to own or control retail operations. Based on management's assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value.

   Restructuring Charges. During the first half of 2001, the Company shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. Additionally, the Company recorded a $0.7 million charge for severance due to a management reorganization.

   Amortization Expense. Amortization expense was $0.3 million and $7.0 million for the six months ended June 2, 2002 and May 27, 2001, respectively. The decrease of $6.7 million is due to the adoption of FAS 142 during the first quarter of 2002, as the Company no longer records amortization expense for indefinite lived goodwill.

   Interest Expense. Interest expense increased $0.9 million primarily due to increased average debt levels, partially offset by lower effective interest rates.

   Other (Income) Expense, net. In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy received a $4.6 million termination fee which was recorded as other income in the second quarter of 2001. Other (income) expense, net also includes the equity in the (earnings) loss of equity investees and minority interest.

   Income Tax. The Company's effective income tax rates in 2002 and 2001 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, operating losses from equity investee for which no tax benefit has been recorded and the application of purchase accounting in 2001. The Company's effective tax rate for the six months ended June 2, 2002 is approximately 55.4% compared to 48.7% for the six months ended May 27, 2001. The higher effective tax rate is primarily due to the fact that the Company determined in the second quarter of 2002 that a previously recorded tax benefit for operating losses of an equity investee was not assured based on available tax strategies. This is partially offset by the Company's adoption of FAS 142, as the Company no longer records amortization expense for indefinite lived goodwill that was not deductible for tax purposes.

  Liquidity and Capital Resources

   The Company's principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company's principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $7.7 million for the six months ended June 2, 2002. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At June 2, 2002, the Company had approximately $88.2 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $11.8 million. The Company's net weighted average borrowing cost was 9.1% for the six months ended June 2, 2002. The Tranche A Term Loan of $25.7 million and the Revolving Credit Facility mature in December 2002. The Company is currently negotiating to renew the Revolving Credit Facility and expects it will have the ability to renew the existing facility or to find new financing with comparable terms. If the Company is unable to renew its existing arrangement or obtain new financing, this could have an adverse affect on the Company's ability to fund its operations. Currently, the Company has no borrowings under its Revolving Credit Facility. The Company is subject to certain restrictive financial covenants under its credit facility. The Company is in compliance and anticipates continued compliance with these covenants. A material deterioration of operating results could impact compliance with such covenants and cause the Company to seek amendments or waivers of such covenants. Failure to obtain waivers or amendments of covenants would also adversely affect the Company's ability to fund its operations.

   The Company's cash flow from operations increased $70.9 million to $48.9 million for the six months ended June 2, 2002. This increase is primarily the result of better working capital management as the Company experienced improved cash collections on accounts receivable and increased accounts payable days. The Company also had increased payments in the first half of 2001 associated with stock based compensation and other incentive compensation as compared to 2002.

   The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI") in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company's largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI's investments are principally minority interests in two retailers; one accounted for under the cost method and the other under the equity method. The Company had sales of $20.9 million and $19.8 million for the three months ended June 2, 2002 and $38.7 million and $34.5 million for the six months ended June 2, 2002 and $18.8 million and $14.4 million for the three months ended May 27, 2001 and $39.3 million and $29.5 million for the six months ended May 27, 2001 of finished mattress products pursuant to multi-year supply contracts to these affiliates, respectively. The Company believes that the terms on which mattresses are supplied to these affiliates are not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm's length basis from a person that is not an affiliate or related party. The Company also had sales of $2.8 million and $6.1 million for the three and six months ended June 2, 2002 and $2.6 million and $4.6 million for the three and six months ended May 27, 2001, respectively, to an international affiliate.

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

   One MHI affiliate successfully renegotiated the terms of its credit agreement with its principal lenders in the first quarter of 2002. The Company is participating in the renegotiated bank facility through a $12.5 million secured loan that was disbursed in January 2002. The loan bears interest at either the applicable Eurodollar rate plus 3.50% or the greater of (a) the Prime Rate, (b) the Base CD Rate plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%, plus 2.50%. The interest rate in effect at June 2, 2002 was 5.34%. Principal is due and payable on February 15, 2004. In exchange for this participation, the Company received enhancements to the existing supply agreement including a three-year extension to June 30, 2007. The affiliate is required to make quarterly payments of $250,000 to the other participants in the banking facility. Should the affiliate be unable to make the quarterly payments, the Company is required to fund such payments on behalf of the affiliate. The Company's maximum additional exposure under the affiliate's bank facility is $1.8 million. This affiliate also has other significant long-term debt and is required to fund significant interest payments. The affiliate has been operating at a loss and its liquidity has been, and continues to be constrained. As a result, the affiliate has retained a financial advisor to assist it in evaluating its liquidity needs, capital structure and strategic options. The affiliate did not make its $8.8 million semi-annual interest payment on July 15, 2002 required under its bond indenture. The affiliate is currently in negotiations with bondholders and other creditors to restructure, which may consider all aspects of the business. The restructuring may result in the sale of some assets and lower sales by Sealy. Various alternatives have been discussed related to obtaining relief on some or all of the affiliate's indebtedness. As part of this restructuring, the Company is considering a limited increase in its secured loan to the affiliate. The Company is unable to predict when or if the affiliate will be able to effect a restructuring. There is also the possibility that the affiliate may be forced to seek bankruptcy protection. If the affiliate were to file for bankruptcy and liquidate, the Company would likely incur additional losses in excess of amounts previously provided. As of June 2, 2002, the affiliate owes the Company $21.4 million in trade receivables and $12.5 million under the secured loan described above. (See table below.)

   The other affiliate is currently operating under a forbearance agreement with one of its lenders while renegotiating its credit agreement. The Company believes that the affiliate will be successful in either renegotiating its credit agreement with the current lenders or obtaining financing from other lending institutions. There can be no assurance that the affiliate will be able to either refinance or obtain other financing . The Company is considering various alternatives including, among others, converting a portion of outstanding trade receivables owed by the affiliate into a convertible note receivable and issuing guarantees to the affiliate's lenders associated with outstanding bank debt. The Company may also modify terms and conditions of its sales and accounts receivable. On May 13, 2002, MHI entered into an agreement to acquire the majority of the remaining outstanding stock of the affiliate in exchange for 2% of the Company's outstanding common equity.

Such equity will be funded through shares of Sealy stock currently owned by Sealy investors. The closing of the transaction is pending and is conditioned upon the affiliate either successfully renegotiating the current credit agreement or obtaining long-term financing from another lending institution among other conditions. It is the Company's intention that concurrent with the closing of the proposed acquisition, the Company would sell substantially all of its interest in MHI to an entity controlled by Bain Capital, LLC for an amount yet to be determined. The Company would have no equity interest or Board representation in this new entity that will be controlled by Bain Capital, LLC. As of June 2, 2002, the affiliate owes the Company $33.0 million in trade receivables; of which $15.0 million was reclassified to investments in and advances to affiliates in the fourth quarter of 2001 due to uncertainty on the timing of collection of such amounts. The Company also has minority representation on the affiliate's Board of Directors. In addition, a former executive of the Company is an executive officer of this affiliate. (See table below.)

   As discussed above, the Company expects the affiliates to effect restructurings during 2002. Based on the weak operating results, reduced liquidity and financial flexibility combined with the actions described above since the end of the first quarter; management reevaluated its financial exposure and determined that further reserves were required. Among the positive and negative factors considered were the current retail and economic environment, collateral position with respect to the secured loan, critical vendor status coupled with long-term supply agreements and the probability of successful operational and financial restructurings. Accordingly, the Company recognized an additional bad debt charge of $19.5 million in the second quarter of 2002. The total reserve for affiliate receivables is $28.1 million. Although the Company feels that adequate allowances have been established, should either the business of the affiliates further deteriorate or the affiliates be required in the future to restructure its debts or file for protection under the bankruptcy courts, the Company may lose a significant portion of its current business with these affiliates resulting in an adverse effect to the Company. If conditions with either or both of the affiliates worsen, the Company may also be required to recognize further allowances and charges to earnings and such charges could be material.

   A summary of the Company's accounts receivable from domestic affiliates and the investment in and advances to affiliates as of June 2, 2002 and December 2, 2001 is as follows:

                                                     June 2, December 2,
                                                      2002      2001
                                                     ------- -----------
                                                        (in millions)
        Accounts receivable from domestic affiliates $ 54.4     $47.9
        Less: Allowance for doubtful accounts.......  (28.1)     (6.2)
           Accrued cooperative advertising/rebates..   (7.4)     (5.5)
           Net investment (deficit) in affiliates...   (4.8)      0.4
                                                     ------     -----
        Net unsecured position......................   14.1      36.6
        Secured loan................................   12.5        --
                                                     ------     -----
        Total....................................... $ 26.6     $36.6
                                                     ======     =====

   During the first quarter of 2001, the Company secured an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25 million. The revolving credit facility expires in fiscal 2004. At June 2, 2002, the Company had approximately C$13.2 million available under this facility.

   On April 6, 2001, the Company completed the acquisition of Sapsa Bedding S.A., of Paris, France. The purchase price for the acquisition was $31.5 million, including costs associated with the acquisition. The acquisition was funded through approximately $8.6 million of existing cash and $22.9 million from available credit facilities.

   In 2001, the Company issued $125 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007, require semi-annual interest payments commencing June 15, 2001. The proceeds from the placement were used to repay existing bank debt. As a result, the Company recognized an extraordinary loss on the write-off of a portion of the previous debt issuance costs of $0.7 million (net of $0.5 million tax benefit).

   The Company recorded expense of $0.7 million in the second quarter of 2002 to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. No such expense was necessary for the second quarter of 2001. The Company recorded expense of $1.2 million and $0.5 million for the six months ended June 2, 2002 and May 27, 2001, respectively. The expense associated with the right was recorded in stock based compensation expense. During 2001, the Company satisfied $10.7 million of the obligations through a cash payment in return for the delivery of a portion of the executive's securities. At June 2, 2002, the Company has $5.8 million recorded as a long-term liability for the remaining repurchase obligation.

   During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company's products. It is not the Company's strategy to own or control retail operations. Based on management's assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value.

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

   In January 2002, the Argentine peso experienced a significant devaluation. Previously pegged 1 to 1 to the U.S. dollar, the peso was trading at approximately 3.6 pesos to the dollar at June 2, 2002. This devaluation did not have a significant affect on the Company's financial statements due to the relative immateriality of the operation as total assets at June 2, 2002 were $7.7 million. Based upon the volatility of the Argentine peso, future inflation charges may have to be recorded through the income statement due to hyperinflation rules under FAS 52, "Foreign Currency Translation".

Interest Rate Risk

   In 2000, the Company entered into an interest rate swap agreement that effectively converted $235.3 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. A 10% increase or decrease in market interest rates that effect the Company's interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

   As of June 2, 2002, the fair value carrying amounts of this instrument, which is included in other noncurrent liabilities, was a liability of $12.9 million. In addition, $3.0 million and $6.1 million was recorded as income in accumulated other comprehensive loss for the three and six months ended June 2, 2002. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, the $12.9 million included in accumulated other comprehensive loss will be amortized into interest expense over the remaining life of the interest rate swap agreement. In addition, future changes in the fair market value of the interest rate swap will be recorded in interest expense. During the second quarter of 2002, the

Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $235.3 million of debt previously coverted to fixed rate debt. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value will be recorded in interest expense in the income statement. As of June 2, 2002, the fair value carrying amount of this instrument, which is included in noncurrent liabilities, was a liability of $0.5 million. In addition, $0.5 million was recorded as additional interest expense.

   The Company also entered into an interest rate cap agreement with a notional amount of $175.0 million that caps the LIBOR rate on which our floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value will be recorded in interest expense in the income statement. As of June 2, 2002, the fair value carrying amount of this instrument, which is included in noncurrent assets, was an asset of $0.1 million. In addition, $0.1 million was recorded as a reduction to interest expense.

   To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and options contracts.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

   See Note 12 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

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

                               SEALY CORPORATION
          Signature                        Title
          ---------                        -----

   /s/  DAVID J. MCILQUHAM     Chief Executive Officer
-----------------------------  (Principal Executive Officer)
     David J. McIlquham

      /s/  E. LEE WYATT        Corporate Vice
-----------------------------  President--Administration
        E. Lee Wyatt           and Chief Financial Officer
                               (Principal Accounting Officer)

Date: July 17, 2002