Form 10-Q
period 2002-09-01
SEALY CORP
filed 2002-10-16
CIK 748015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 1, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 1-8738

SEALY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3284147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sealy Drive One Office Parkway Trinity, North Carolina	27370
(Address of principal executive offices)*	(Zip Code)

(336) 861-3500
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of October 1, 2002 was 31,048,457.

PART I.    FINANCIAL INFORMATION

Item 1—Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Quarter Ended September 1, 2002	Quarter Ended August 26, 2001
Net sales—Non-Affiliates	$275,065	$272,716
Net sales—Affiliates	38,542	43,721

Total net sales	313,607	316,437
Costs and expenses:
Cost of goods sold—Non-Affiliates	160,873	158,646
Cost of goods sold—Affiliates	21,483	24,020

Total cost of goods sold	182,356	182,666
Selling, general and administrative	97,079	101,478
Stock based compensation	491	(500)
Amortization of intangibles	144	3,344
Royalty income, net	(2,900)	(2,527)

Income from operations	36,437	31,976
Interest expense	16,488	19,684
Other expense (Note 5)	247	26,932

Income (loss) before income tax expense	19,702	(14,640)
Income tax expense	11,348	7,106

Net income (loss)	8,354	(21,746)
Liquidation preference for common L&M shares	4,640	4,072

Net income (loss) available to common shareholders	$3,714	$(25,818)

Earnings per share—basic:
Net income (loss)	$0.27	$(0.71)
Liquidation preference for common L & M shares	(0.15)	(0.13)

Net income (loss) available to common shareholders	$0.12	$(0.84)

Earnings per share—diluted:
Net income (loss)	$0.27	$(0.71)
Liquidation preference for common L & M shares	(0.15)	(0.13)

Net income (loss) available to common shareholders	$0.12	$(0.84)

Weighted average number of common shares outstanding:
Basic	30,913	30,750
Diluted	30,934	30,750

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 1, 2002	Nine Months Ended August 26, 2001
Net sales—Non-Affiliates	$787,295	$721,885
Net sales—Affiliates	117,840	117,102

Total net sales	905,135	838,987
Costs and expenses:
Cost of goods sold— Non-Affiliates	453,857	422,983
Cost of goods sold—Affiliates	63,771	62,908

Total cost of goods sold	517,628	485,891
Selling, general and administrative	310,436	273,212
Stock based compensation	1,719	—
Business closure charge (Note 3)	5,802	—
Restructuring charge (Note 6)	—	1,183
Amortization of intangibles	412	10,367
Royalty income, net	(8,498)	(8,633)

Income from operations	77,636	76,967
Interest expense	52,507	54,774
Other expense (Note 5)	5,306	24,798

Income (loss) before income tax expense, extraordinary item and cumulative effect of change in accounting principle	19,823	(2,605)
Income tax expense	11,415	12,963

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	8,408	(15,568)
Extraordinary item—loss from early extinguishment of debt (net of income tax benefit of $452) (Note 7)	—	679
Cumulative effect of change in accounting principle (net of income tax expense of $101) (Note 8)	—	(152)

Net income (loss)	8,408	(16,095)
Liquidation preference for common L & M shares	13,920	12,216

Net loss available to common shareholders	$(5,512)	$(28,311)

Earnings per share—basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.27	$(0.50)
Extraordinary item	—	(0.02)
Cumulative effect of change in accounting principle	—	—

Net income (loss)	0.27	(0.52)
Liquidation preference for common L & M shares	(0.45)	(0.40)

Net loss available to common shareholders	$(0.18)	$(0.92)

Earnings per share—diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.27	$(0.50)
Extraordinary item	—	(0.02)
Cumulative effect of change in accounting principle	—	—

Net income (loss)	0.27	(0.52)
Liquidation preference for common L & M shares	(0.45)	(0.40)

Net loss available to common shareholders	$(0.18)	$(0.92)

Weighted average number of common shares outstanding:
Basic	30,895	30,865
Diluted	30,895	30,865

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 1, 2002	December 2, 2001*
ASSETS
Current assets:
Cash and cash equivalents	$25,413	$12,010
Restricted cash, compensating balances (Note 7)	14,930	—
Accounts receivable—Non-Affiliates, net	174,046	152,045
Accounts receivable—Affiliates, net (Note 13)	13,238	29,061
Inventories	55,717	58,711
Prepaid expenses and deferred taxes	44,039	37,540

	327,383	289,367
Property, plant and equipment, at cost	279,342	271,239
Less: accumulated depreciation	(101,295)	(86,942)

	178,047	184,297
Other assets:
Goodwill	374,755	371,354
Other intangibles, net	5,722	5,842
Investment in and advances to affiliates (Note 13)	22,416	15,468
Debt issuance costs, net, and other assets	38,257	36,799

	441,150	429,463

	$946,580	$903,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$44,573	$29,858
Accounts payable	95,112	74,584
Accrued interest	9,232	14,910
Accrued incentives and advertising	43,463	41,449
Accrued compensation	21,297	14,909
Other accrued expenses	42,365	33,326

	256,042	209,036
Long-term obligations	732,601	748,253
Other noncurrent liabilities	54,367	49,885
Deferred income taxes	27,812	27,819
Minority interest	—	1,040
Stockholders’ equity (deficit):
Common stock	321	317
Additional paid-in capital	146,140	145,712
Accumulated deficit	(228,277)	(236,685)
Accumulated other comprehensive loss	(29,362)	(29,987)
Common stock held in treasury, at cost	(13,064)	(12,263)

	(124,242)	(132,906)

	$946,580	$903,127

*	Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 1, 2002	Nine Months Ended August 26, 2001
Net cash provided by (used in) operating activities	$68,978	$(23,450)
Investing activities:
Purchase of property, plant and equipment, net	(11,508)	(15,131)
Purchase of businesses, net of cash acquired	(1,636)	(26,643)
Restricted cash collateralizing outstanding letters of credit	(14,930)	—
Advances to affiliate	(12,500)	—

Net cash used in investing activities	(40,574)	(41,774)

Financing activities:
Treasury stock repurchase	(801)	(12,178)
Proceeds from issuance of long-term notes	—	127,500
Repayments of long-term obligations, net	(14,007)	(54,215)
Equity issuances	432	1,466
Purchase of interest rate cap agreement	(625)	—
Debt issuance costs	—	(5,923)

Net cash (used in) provided by financing activities	(15,001)	56,650

Change in cash and cash equivalents	13,403	(8,574)
Cash and cash equivalents:
Beginning of period	12,010	18,114

End of period	$25,413	$9,540

Supplemental disclosures:
Selected noncash items:
Non-cash compensation	$1,719	$—
Depreciation and amortization	16,441	23,189
Business closure charge	5,802	—
Impairment charge	—	26,250
Non-cash interest expense associated with:
Junior Subordinated Notes	3,850	3,292
Debt issuance costs	3,199	3,247
Discount on Senior Subordinated Notes, net	9,220	8,391
Net interest expense associated with interest rate swap and cap agreements	122	—

See accompanying notes to condensed consolidated financial statements

SEALY CORPORATION

Notes to Consolidated Financial Statements
Nine months ended September 1, 2002

Note 1:    Basis of Presentation

This report covers Sealy Corporation and its subsidiaries (collectively, “Sealy” or the “Company”).

The accompanying unaudited condensed consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K for the year ended December 2, 2001.

The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 1, 2002, and its results of operations and cash flows for the periods presented herein. All adjustments in the periods presented herein are normal and recurring in nature.

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

The Company regularly assesses all of its long-lived assets and investments for impairment when events or circumstances indicate that their carrying value may not be recoverable. The Company believes no such impairment existed at September 1, 2002.

Certain reclassifications of previously reported financial information were made to conform to the 2002 presentation.

Note 2:    Inventories

The major components of inventories were as follows:

	September 1, 2002	December 2, 2001
	(In thousands)
Raw materials	$29,180	$30,734
Work in process	16,467	18,701
Finished goods	10,070	9,276

	$55,717	$58,711

Note 3:    Business Acquisitions and Closures

On April 6, 2001, the Company acquired the outstanding capital stock of Sapsa Bedding, S.A., of Paris, France for $31.5 million, including costs associated with the acquisition. Sapsa, with primary locations in Paris, France and Milan, Italy, manufactures and sells latex bedding and bedding products to retailers and wholesalers in Europe. Sapsa also sells latex mattress cores and pillows to other manufacturers which sell the finished products under their own trademark. As part of the purchase price, EUR 3.0 million (approximately $2.9 million) is being held in escrow pursuant to the Share Sale Agreement. In addition, the Company is holding EUR 4.3 million (approximately $4.2 million) as additional escrow funds to be disbursed by December 31, 2002. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

result of the purchase price allocation, the Company recorded $18.1 million of indefinite lived goodwill and $2.3 million of other amortizable intangibles.

Cash paid	$31.5
Fair value of liabilities assumed	44.8

Purchase price	76.3
Fair value of assets acquired	55.9

Goodwill and other intangibles	$20.4

During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company’s products. It is not the Company’s strategy to own or control retail operations. Based on management’s assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value.

On August 10, 2000, the Company acquired 70% of the outstanding capital stock of Rozen S.R.L. for $9.5 million. Rozen, located in Buenos Aires, Argentina, manufactures and sells bedding to retailers located in Argentina. Rozen also owns and operates several retail sleep shops in the Buenos Aires area. During the second quarter of 2002, the Company acquired the remaining 30% interest for $1.6 million including fees and expenses and recorded additional indefinite lived goodwill of $1.4 million.

Note 4:    Goodwill and Other Intangible Assets

The FASB issued FAS 142, “Goodwill and Other Intangible Assets”, effective for years beginning after December 15, 2001, the Company’s first quarter of fiscal year 2003. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. FAS 142 specifies that at the time of adoption an impairment review should be performed. If an impairment of the existing goodwill is determined, any charge would be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment charges would be presented within operating results. The Company adopted the non amortization provision for acquisitions with a closing date subsequent to June 30, 2001. The Company adopted the remaining provisions of FAS 142 effective December 3, 2001. The Company completed its initial impairment review and determined that no impairment of its goodwill existed as of December 3, 2001.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The changes in the carrying amount of goodwill for the nine months ended September 1, 2002, are as follows:

Balance as of December 2, 2001	$371.4
Goodwill acquired	6.7
Goodwill reduced due to business closure	(5.3)
Increase due to foreign currency translation	2.0

Balance as of September 1, 2002	$374.8

The Company recorded goodwill amortization of $3.0 million and $8.9 million for the three and nine months ended August 26, 2001, respectively. The following presents the proforma adjusted net loss and the earnings per share had the Company been required to adopt FAS 142 in the third quarter of fiscal 2001:

	Three months ended August 26, 2001	Nine months ended August 26, 2001
Reported net loss before extraordinary item and cumulative effect of change in accounting principle	$(21,746)	$(15,568)
Add back goodwill amortization	3,038	8,883

Adjusted net loss before extraordinary item and cumulative effect of change in accounting principle	(18,708)	(6,685)
Extraordinary item	—	679
Cumulative effect of change in accounting principle	—	(152)

Adjusted net loss	(18,708)	(7,212)
Liquidation preference for common L&M shares	4,072	12,216

Net loss available to common shareholders	$(22,780)	$(19,428)

Basic earnings per share*:
Reported net loss before extraordinary item and cumulative effect of change in accounting principle	$(0.71)	$(0.50)
Add back goodwill amortization	0.10	0.29

Adjusted income before extraordinary item cumulative effect of change in accounting principle	(0.61)	(0.21)
Extraordinary item	—	(0.02)
Cumulative effect of change in accounting principle	—	—

Adjusted net loss	(0.61)	(0.23)
Liquidation preference for common L&M shares	(0.13)	(0.40)

Net loss available to common shareholders	$(0.74)	$(0.63)

*
Due to the loss for the three and nine months ended August 26, 2001, the dilutive securities are antidilutive and, accordingly, dilutive earnings per share would be the same as basic earnings per share.

Total other intangibles of $5.7 million (net of accumulated amortization of $12.6 million) as of September 1, 2002 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Note 5:    Other Expense

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”) in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company’s largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI’s investments were principally minority interests in two retailers; one of which is accounted for under the cost method and the other under the equity method. The Company recorded losses from operations of $0.2 million and $5.6 million for the three and nine months ended September 1, 2002 and $0.7 million and $3.1 million for the three and nine months ended August 26, 2001, respectively, for the proportionate share of the net loss of the equity investee. Various operating factors combined with weak economic conditions created during the third quarter of 2001 produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of August 26, 2001. See Note 13 for further discussion.

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

The Tranche A Term Loan of $17.2 million and the Revolving Credit Facility mature in December 2002. The Company is currently negotiating with lenders to provide a new revolving credit agreement. The Company believes that a new revolving credit facility will be in place by the time the current agreement matures. If the Company is unable to obtain a new revolving credit facility, this could have an adverse affect on the Company’s ability to fund its operations. Currently, the Company has no borrowings under its existing Revolving Credit Facility.

The Company is required to cash collateralize all letters of credit with expiration dates later than five business days prior to the expiration of the existing Revolving Credit Facility. At September 1, 2002, the Company had $14.9 million of cash on deposit with a lending institution as collateral for such outstanding letters of credit.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Note 8:    Recently Issued Accounting Pronouncements

The Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company recorded a $0.2 million gain, upon adoption as of November 27, 2000, net of income tax expense, which is recorded in the consolidated statement of operations as a cumulative effect of a change in accounting principle.

The FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002, the Company’s first quarter of fiscal year 2003. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is currently evaluating the effects of this Statement.

The FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for years beginning after December 15, 2001 and interim periods within those years, the Company’s second quarter of fiscal 2002. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted the provisions of this pronouncement for related transactions. This did not have a significant impact on the consolidated financial statements.

In April 2002, the FASB issued FAS 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. FAS 145 rescinds both FAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment of FAS 4, FAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FAS 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FAS 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted the provisions of this pronouncement for related transactions subsequent to May 15, 2002. This did not have a significant impact on the consolidated financial statements.

In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement will not have a significant impact on the Company’s consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The Emerging Issues Task Force of the FASB released Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” to provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. The Company adopted EITF 01-09 effective March 4, 2002, the first day of our fiscal second quarter, and reclassified previous period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced $17.3 million and $14.2 million for the quarters ended September 1, 2002 and August 26, 2001 and $40.0 million and $30.4 million for the nine months ended September 1, 2002 and August 26, 2001, respectively. These changes did not affect the Company’s financial position or results of operations.

Note 9:    Hedging Strategies

In 2000, the Company entered into an interest rate swap agreement that effectively converted $235.1 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, the $12.9 million included in accumulated other comprehensive loss is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and nine months ended September 1, 2002, $1.0 million was amortized into interest expense. Changes in the fair market value of the interest rate swap are being recorded in interest expense. At September 1, 2002, the fair value carrying amount of this instrument, which is included in other noncurrent liabilities, was a liability of $19.2. In addition, $6.3 million was recorded as interest expense for the three and nine months ended September 1, 2002 as a result of the change in its fair market value.

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $235.1 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are be recorded in interest expense. At September 1, 2002, the fair value carrying amount of this instrument, which is included in noncurrent assets, was an asset of $7.1 million. In addition, $7.6 million and $7.1 million was recorded as a reduction of interest expense for the three and nine months ended September 1, 2002.

The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. At September 1, 2002, the fair value carrying amount

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

of this instrument, which is included in noncurrent assets, was an asset of $0.1 million. The Company recorded $0.1 million as an increase to interest expense for the three months ended September 1, 2002 and $0.1 million was recorded as a reduction of interest expense for the nine months ended September 1, 2002.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At September 1, 2002, the Company had forward contracts to sell a total of 32.4 million Mexican pesos with expiration dates ranging from November 29, 2002 through February 28, 2003, an option contract to sell 3.0 million Mexican pesos with expiration date of November 29, 2002 and option contracts to sell a total of 12.9 million Canadian dollars with expiration dates ranging from September 6, 2002 through December 6, 2002.

Note 10:    Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	September 1, 2002	August 26, 2001	September 1, 2002	August 26, 2001
Numerator:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$8,354	$(21,746)	$8,408	$(15,568)
Extraordinary item	—	—	—	679
Cumulative effect of change in accounting principle	—	—	—	(152)

Net income (loss)	8,354	(21,746)	8,408	(16,095)
Liquidation preference for common L&M shares	4,640	4,072	13,920	12,216

Net income (loss) available to common shareholders	$3,714	$(25,818)	$(5,512)	$(28,311)

Denominator:
Denominator for basic earnings per share—weighted average shares	30,913	30,750	30,895	30,865
Effect of dilutive securities:
Stock options	21	*	*	*

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	30,934	30,750	30,895	30,865

*
Due to the loss for the nine months ended September 1, 2002 and the three and nine months ended August 26, 2001, the dilutive securities are antidilutive and, accordingly, are excluded from the calculation in dilutive earnings per share.

Note 11:    Comprehensive Income

Total comprehensive income (loss) for the three and nine months ended September 1, 2002 was $8.8 million and $9.0 million and for the three and nine months ended August 26, 2001 was ($24.6) million and ($28.5) million, respectively.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Activity in Stockholders’ Equity (Deficit) is as follows (dollar amounts in thousands):

	Current Year Comprehensive Income (Loss)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 2, 2001	$—	$317	$145,712	$(236,685)	$(12,263)	$(29,987)	$(132,906)
Net income for the nine months ended September 1, 2002	8,408	—	—	8,408	—	—	8,408
Exercise of stock options	—	4	428	—	—	—	432
Purchase of treasury stock	—	—	—	—	(801)	—	(801)
Change in fair value of cash flow hedges prior to dedesignation	2,963	—	—	—	—	2,963	2,963
Amortization of dedesignated cash flow hedge	1,012	—	—	—	—	1,012	1,012
Foreign currency translation adjustment	(3,350)	—	—	—	—	(3,350)	(3,350)

Balances at September 1, 2002	$9,033	$321	$146,140	$(228,277)	$(13,064)	$(29,362)	$(124,242)

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

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

The Company was identified as a potential responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) with regard to a waste disposal site, the Skinner Landfill Superfund Site, located in West Chester, Ohio. The Company has reached a consent settlement with the United States Environmental Protection Agency and paid $23,695 to the United States government and $94,780 to the Skinner Landfill Site Group. As part of this settlement, the Company received a covenant not to sue from the United States in this matter and protection from contribution actions and claims as provided by Section 113(f)(2) of CERCLA. The Company does not believe that it has any further liability for this site.

In April 1997, a subsidiary of the Company responded to a questionnaire from the Minnesota Pollution Control Agency concerning the Waste Disposal Engineering Sanitary Landfill site located in Anoka County, Minnesota. The Company does not believe that it contributed any hazardous substances to that landfill and has not been further contacted by the Minnesota Pollution Control Agency. Although liability under these statutes is generally joint and several, as a practical matter, liability is usually allocated among all financially responsible parties. Based on the nature and quantity of the Company’s wastes, the Company believes that any liability of the Company at this site in unlikely to be material.

Note 13:    Related Party Transactions

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”) in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company’s largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI’s investments are principally minority interests in two retailers; one accounted for under the cost method and the other under the equity method. The Company had sales of $18.1 million and $17.9 million for the three months ended September 1, 2002 and $56.8 million and $52.3 million for the nine months ended September 1, 2002 and $23.2 million and $18.0 million for the three months ended August 26, 2001 and $62.5 million and $47.5 million for the nine months ended August 26, 2001 of finished mattress products pursuant to multi-year supply contracts to these affiliates, respectively. The Company believes that the terms on which mattresses are supplied to these affiliates are not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party. The Company also had sales of $2.5 million and $8.7 million for the three and nine months ended September 1, 2002 and $2.5 million and $7.1 million for the three and nine months ended August 26, 2001, respectively, to an international affiliate.

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

One MHI affiliate has significant long-term debt and is required to fund significant interest payments. The affiliate has been operating at a loss and its liquidity has been, and continues to be constrained. As a result, the

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

affiliate has retained a financial advisor to assist it in evaluating its liquidity needs, capital structure and strategic options. The affiliate did not make its $8.8 million semi-annual interest payment on July 15, 2002 required under its bond indenture. The affiliate is currently in negotiations with bondholders and other creditors to restructure. The restructuring may result in the sale or discontinuance of some operations and lower sales of products by Sealy. During the third quarter, the affiliate exited one of its underperforming markets. Various alternatives have been discussed related to obtaining relief on some or all of the affiliate’s indebtedness. The Company is unable to predict when or if the affiliate will be able to effect a restructuring. The Company understands that the affiliate is negotiating with parties independent of Sealy to acquire portions of the business. The Company also has received a proposal from the affiliate’s creditors regarding a potential restructuring. The proposal contemplates eliminating the affiliate relationship and, among other things, (i) the Company continuing its $12.5 million secured loan (described below) to the affiliate, (ii) the Company modifying its supply agreement with this affiliate to permit multi-vendor supply as well as reduced trade subsidies, and (iii) the Company extending up to $3 million of trade credit to the restructuring entity. As part of the negotiations with respect to the sale of portions or all of the affiliate’s business to an independent buyer or the restructuring with the affiliate’s creditors discussed above, the affiliate may seek bankruptcy protection. If the affiliate were to file for bankruptcy and liquidate, the Company may incur additional losses in excess of amounts previously provided. As of September 1, 2002, the affiliate owes the Company $21.1 million in trade receivables before allowance for doubtful accounts. (See table below.) The Company also is participating in the affiliate’s bank facility through a $12.5 million secured loan that was disbursed in January 2002. The loan bears interest at either the applicable Eurodollar rate plus 3.50% or the greater of (a) the Prime Rate, (b) the Base CD Rate plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%, plus 2.50%. The interest rate in effect at September 1, 2002 was 5.34%. Principal is due and payable on February 15, 2004. In exchange for this participation, the Company received enhancements to the existing supply agreement including a three-year extension to June 30, 2007. The affiliate is required to make quarterly payments of $250,000 to the other participants in the banking facility. Should the affiliate be unable to make the quarterly payments, the Company is required to fund such payments on behalf of the affiliate. The Company’s maximum additional exposure under the affiliate’s bank facility is $1.5 million if the facility reaches full-term in 2004.

The other affiliate operated under a forbearance agreement with one of its lenders through October 15, 2002 while attempting to renegotiate its credit agreement. While the forbearance agreement has expired, the Company does not believe it is likely that the lending institution will take immediate action. On May 13, 2002, MHI entered into an agreement to acquire the remaining outstanding stock of the affiliate in exchange for 2% of the Company’s outstanding common equity and cash. Such equity is expected to be funded through shares of Sealy stock currently owned by Sealy investors. The closing of the transaction is pending and is conditioned upon the affiliate either successfully renegotiating the current credit agreement or obtaining long-term financing from another lending institution among other conditions. In addition, MHI is currently in negotiations to sell its interest in this affiliate to an independent party concurrent with closing of the previously mentioned transaction. If this transaction is consummated, the independent buyer would assume a normalized level of the Company’s trade receivables and issue a long-term note to the Company in exchange for the equity owned by the Company. As part of this transaction, the Company may provide up to $6 million of secured financing to the independent buyer. As of September 1, 2002, the affiliate owes the Company $33.9 million in trade receivables before allowance for doubtful accounts; of which $15.0 million was reclassified to investments in and advances to affiliates in the fourth quarter of 2001 due to uncertainty on the timing of collection of such amounts. (See table below.) The Company also has minority representation on the affiliate’s Board of Directors. If the transaction discussed above is consummated, the Company will no longer have representation on the affiliate’s Board of Directors. In addition, a former executive of the Company is an executive officer of this affiliate.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

As discussed above, the Company expects the affiliates to effect restructurings during 2002 or 2003; however, there can be no assurance as to the timing or terms of any such restructuring. Based on the weak operating results, reduced liquidity and financial flexibility combined with the actions described above since the end of the first quarter of 2002; management reevaluated its financial exposure and determined that further reserves were required. Among the positive and negative factors considered were the current retail and economic environment, collateral position with respect to the secured loan, critical vendor status coupled with long-term supply agreements and the probability of successful operational and financial restructurings. Accordingly, the Company recognized additional bad debt charges of $19.5 million and $1.0 million in the second and third quarters of 2002, respectively. The total reserve for affiliate receivables is $29.1 million at September 1, 2002. In addition, there was a reduction in gross trade receivable balances with the affiliates of $3.0 million subsequent to the end of the quarter as a result of payments received in the normal course of business. Although the Company feels that adequate allowances have been established, should either the business of the affiliates further deteriorate or the affiliates be required in the future to restructure its debts or file for protection under the bankruptcy courts, the Company may lose a significant portion of its current business with these affiliates resulting in an adverse effect to the Company. If conditions with either or both of the affiliates worsen, the Company may also be required to recognize further allowances and charges to earnings and such charges could be material. While the Company believes the reserves are adequate at this time, the Company will continue to monitor the reserves in light of the changing nature of the relationships with the entities and the outcomes of the above-mentioned transactions.

A summary of the Company’s accounts receivable from domestic affiliates and the investment in and advances to affiliates as of September 1, 2002 and December 2, 2001 is as follows:

	September 1, 2002	December 2, 2001
	(in millions)
Accounts receivable from domestic affiliates*	$55.0	$47.9
Less: Allowance for doubtful accounts	(29.1)	(6.2)
Accrued cooperative advertising/rebates	(4.1)	(5.5)
Net investment (deficit) in affiliates	(5.1)	0.4

Net unsecured position	16.7	36.6
Secured loan	12.5	—

Total	$29.2	$36.6

*	Includes $15.0 million reclassed to investment in and advances to affiliates.

Note 14:    Segment Information

The Company operates predominately in one industry segment consisting of the manufacture and marketing of conventional bedding.

Note 15:    Guarantor/Non-Guarantor Financial Information

The Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Subordinated and Senior Subordinated Discount Notes (collectively, the “Notes”) of Sealy Mattress Company (the “Issuer”). Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

1.
Consolidating condensed balance sheets as of September 1, 2002 and December 2, 2001 and consolidating condensed statements of operations and cash flows for the nine months ended September 1, 2002 and August 26, 2001 and the consolidated condensed statements of operations for the three months ended September 1, 2002 and August 26, 2001.

2.
Sealy Corporation (the “Parent” and a “guarantor”), Sealy Mattress Company (the “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidated Condensed Statements of Operations
Three Months Ended September 1, 2002
(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-Affiliates	$—	$10,953	$216,305	$51,480	$(3,673)	$275,065
Net sales—Affiliates	—	—	36,009	2,533	—	38,542

Total net sales	—	10,953	252,314	54,013	(3,673)	313,607
Costs and expenses:
Cost of goods sold— Non-Affiliates	—	7,472	125,829	31,245	(3,673)	160,873
Cost of goods sold— Affiliates	—	—	19,418	2,065	—	21,483

Total cost of goods sold	—	7,472	145,247	33,310	(3,673)	182,356
Selling, general and administrative	45	2,627	79,349	15,058	—	97,079
Stock based compensation	491	—	—	—	—	491
Amortization of intangibles	—	—	120	24	—	144
Royalty income, net	—	—	(3,089)	189	—	(2,900)

Income (loss) from operations	(536)	854	30,687	5,432	—	36,437
Interest expense	1,335	14,981	68	104	—	16,488
Other expense	—	—	—	247	—	247
Loss (income) from equity investees	(8,534)	(9,386)	—	—	17,920	—
Loss (income) from nonguarantor equity investees	—	792	(2,870)	—	2,078	—
Capital charge and intercompany interest allocation	(1,380)	(14,000)	14,466	914	—	—

Income (loss) before income taxes	8,043	8,467	19,023	4,167	(19,998)	19,702
Income tax expense (benefit)	(311)	(67)	9,637	2,089	—	11,348

Net income (loss)	$8,354	$8,534	$9,386	$2,078	$(19,998)	$8,354

SEALY CORPORATION

Supplemental Consolidated Condensed Statements of Operations
Three Months Ended August 26, 2001
(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-Affiliates	$—	$15,294	$208,500	$53,012	$(4,090)	$272,716
Net sales—Affiliates	—	—	41,218	2,503	—	43,721

Total net sales	—	15,294	249,718	55,515	(4,090)	316,437
Costs and expenses:
Cost of goods sold— Non-Affiliates	—	10,200	119,353	33,183	(4,090)	158,646
Cost of goods sold— Affiliates	—	—	21,995	2,025	—	24,020

Total cost of goods sold	—	10,200	141,348	35,208	(4,090)	182,666
Selling, general and administrative	45	4,282	82,527	14,624	—	101,478
Stock based compensation	(500)	—	—	—	—	(500)
Amortization of intangibles	—	95	2,662	587	—	3,344
Royalty income, net	—	—	(2,527)	—	—	(2,527)

Income from operations	455	717	25,708	5,096	—	31,976
Interest expense	1,228	18,006	(69)	519	—	19,684
Other expense	—	—	—	26,932	—	26,932
Loss (income) from equity investees	22,003	22,202	—	—	(44,205)	—
Loss (income) from nonguarantor equity investees	—	26	25,301	—	(25,327)	—
Capital charge and intercompany interest allocation	(1,273)	(17,106)	18,507	(128)	—	—

Income (loss) before income taxes	(21,503)	(22,411)	(18,031)	(22,227)	69,532	(14,640)
Income tax expense (benefit)	243	(408)	5,399	1,872	—	7,106

Net income (loss)	$(21,746)	$(22,003)	$(23,430)	$(24,099)	$69,532	$(21,746)

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Nine Months Ended September 1, 2002
(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-Affiliates	$—	$34,727	$617,028	$144,111	$(8,571)	$787,295
Net sales—Affiliates	—	—	109,170	8,670	—	117,840

Total net sales	—	34,727	726,198	152,781	(8,571)	905,135
Costs and expenses:
Cost of goods sold— Non-Affiliates	—	23,136	348,917	90,375	(8,571)	453,857
Cost of goods sold— Affiliates	—	—	57,899	5,872	—	63,771

Total cost of goods sold	—	23,136	406,816	96,247	(8,571)	517,628
Selling, general and administrative	135	8,249	251,172	50,880	—	310,436
Stock based compensation	1,719	—	—	—	—	1,719
Business closure charge	—	—	—	5,802	—	5,802
Amortization of intangibles	—	—	264	148	—	412
Royalty income, net	—	—	(9,076)	578	—	(8,498)

Income (loss) from operations	(1,854)	3,342	77,022	(874)	—	77,636
Interest expense	4,033	48,577	(631)	528	—	52,507
Other expense	—	—	12	5,294	—	5,306
Loss (income) from equity investees	(9,137)	(245)	—	—	9,382	—
Loss (income) from nonguarantor equity investees	—	(8,824)	12,834	—	(4,010)	—
Capital charge and intercompany interest allocation	(4,168)	(45,395)	46,807	2,756	—	—

Income (loss) before income taxes	7,418	9,229	18,000	(9,452)	(5,372)	19,823
Income tax expense (benefit)	(990)	92	17,755	(5,442)	—	11,415

Net income (loss)	$8,408	$9,137	$245	$(4,010)	$(5,372)	$8,408

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Nine Months Ended August 26, 2001
(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-Affiliates	$—	$39,629	$570,705	$122,701	$(11,150)	$721,885
Net sales—Affiliates	—	—	109,987	7,115	—	117,102

Total net sales	—	39,629	680,692	129,816	(11,150)	838,987
Costs and expenses:
Cost of goods sold— Non-Affiliates	—	26,809	329,446	77,878	(11,150)	422,983
Cost of goods sold— Affiliates	—	—	58,012	4,896	—	62,908

Total cost of goods sold	—	26,809	387,458	82,774	(11,150)	485,891
Selling, general and administrative	135	11,459	228,279	33,339	—	273,212
Restructuring charges	—	—	1,183	—	—	1,183
Amortization of intangibles	—	276	8,736	1,355	—	10,367
Royalty income, net	—	—	(8,633)	—	—	(8,633)

Income (loss) from operations	(135)	1,085	63,669	12,348	—	76,967
Interest expense	3,508	50,600	(40)	706	—	54,774
Other expense	—	—	(4,625)	29,423	—	24,798
Loss (income) from equity investees	16,095	16,213	—	—	(32,308)	—
Loss (income) from nonguarantor equity investees	—	(1,219)	24,855	—	(23,636)	—
Capital charge and intercompany interest allocation	(3,643)	(48,070)	52,075	(362)	—	—

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	(16,095)	(16,439)	(8,596)	(17,419)	55,944	(2,605)
Income tax expense (benefit)	—	(800)	10,515	3,248	—	12,963

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(16,095)	(15,639)	(19,111)	(20,667)	55,944	(15,568)
Extraordinary item—loss from early extinguishment of debt	—	608	71	—	—	679
Cumulative effect of change in accounting principle	—	(152)	—	—	—	(152)

Net income (loss)	$(16,095)	$(16,095)	$(19,182)	$(20,667)	$55,944	$(16,095)

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet
September 1, 2002
(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$34	22,842	$2,537	$—	$25,413
Restricted cash, compensating balances	—	—	14,930	—	—	14,930
Accounts receivable— Non-Affiliates, net	10	14	125,482	48,540	—	174,046
Accounts receivable— Affiliates, net	—	—	10,903	2,335	—	13,238
Inventories	—	1,271	38,123	16,323	—	55,717
Prepaids and deferred taxes	263	335	38,107	5,334	—	44,039

	273	1,654	250,387	75,069	—	327,383
Property, plant and equipment, at cost	—	5,349	222,866	51,127	—	279,342
Less accumulated depreciation	—	(2,467)	(91,041)	(7,787)	—	(101,295)

	—	2,882	131,825	43,340	—	178,047
Other assets:
Goodwill	—	14,816	314,651	45,288	—	374,755
Other intangibles, net	—	—	3,761	1,961	—	5,722
Net investment in and advances to (from) subsidiaries and affiliates	(75,762)	599,947	(396,804)	(92,407)	(34,974)	—
Investment in and advances to affiliates	—	—	—	22,416	—	22,416
Debt issuance costs, net and other assets	108	25,312	10,271	2,566	—	38,257

	(75,654)	640,075	(68,121)	(20,176)	(34,974)	441,150

Total assets	$(75,381)	$644,611	$314,091	$98,233	$(34,974)	$946,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion—long-term obligations	$—	$33,358	$—	$11,215	$—	$44,573
Accounts payable	—	109	65,455	29,548	—	95,112
Accrued interest	—	451	8,613	168	—	9,232
Accrued incentives and advertising	—	1,181	37,301	4,981	—	43,463
Accrued compensation	—	239	16,307	4,751	—	21,297
Other accrued expenses	38	1,383	29,636	11,308	—	42,365

	38	36,721	157,312	61,971	—	256,042
Long-term obligations, net	43,888	683,166	80	5,467	—	732,601
Other noncurrent liabilities	6,634	19,137	23,592	5,004	—	54,367
Deferred income taxes	(1,699)	703	22,731	6,077	—	27,812
Stockholders’ equity (deficit)	(124,242)	(95,116)	110,376	19,714	(34,974)	(124,242)

Total liabilities and stockholders’ equity (deficit)	$(75,381)	$644,611	$314,091	$98,233	$(34,974)	$946,580

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet
December 2, 2001
(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$55	$6,442	$5,513	$—	$12,010
Accounts receivable— Non-Affiliates, net	7	6,847	102,854	42,337	—	152,045
Accounts receivable— Affiliates, net	—	—	26,703	2,358	—	29,061
Inventories	—	1,521	42,429	14,761	—	58,711
Prepaid expenses and other assets	263	335	27,786	9,156	—	37,540

	270	8,758	206,214	74,125	—	289,367
Property, plant and equipment, at cost	—	5,231	219,591	46,417	—	271,239
Less accumulated depreciation	—	(2,220)	(79,234)	(5,488)	—	(86,942)

	—	3,011	140,357	40,929	—	184,297
Other assets:
Goodwill	—	14,816	316,323	40,215	—	371,354
Other intangibles, net	—	—	3,974	1,868	—	5,842
Net investment in and advances to (from) subsidiaries and affiliates	(88,818)	586,266	(385,167)	(80,820)	(31,461)	—
Investment in and advances to affiliates	—	—	—	15,468	—	15,468
Debt issuance costs, net and other assets	156	20,652	13,412	2,579	—	36,799

	(88,662)	621,734	(51,458)	(20,690)	(31,461)	429,463

Total assets	$(88,392)	$633,503	$295,113	$94,364	$(31,461)	$903,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term obligations	$—	$18,658	$64	$11,136	$—	$29,858
Accounts payable	—	327	51,078	23,179	—	74,584
Accrued interest	—	741	13,884	285	—	14,910
Accrued incentives and advertising	—	1,496	35,789	4,164	—	41,449
Accrued compensation	—	372	10,464	4,073	—	14,909
Other accrued expenses	51	1,614	20,073	11,588	—	33,326

	51	23,208	131,352	54,425	—	209,036
Long-term obligations, net	40,038	698,350	80	9,785	—	748,253
Other noncurrent liabilities	6,124	15,853	23,569	4,339	—	49,885
Deferred income taxes	(1,699)	703	21,656	7,159	—	27,819
Minority interest	—	—	—	1,040	—	1,040
Stockholders’ equity (deficit)	(132,906)	(104,611)	118,456	17,616	(31,461)	(132,906)

Total liabilities and stockholders’ equity (deficit)	$(88,392)	$633,503	$295,113	$94,364	$(31,461)	$903,127

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Nine Months Ended September 1, 2002
(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$324	$59,693	$8,961	$—	$68,978

Cash flows from investing activities:
Purchase of property and equipment, net	—	(136)	(8,627)	(2,745)	—	(11,508)
Purchase of businesses, net of acquired	—	—	—	(1,636)	—	(1,636)
Restricted cash collateralizing outstanding letters of credit	—	—	(14,930)	—	—	(14,930)
Advances to affiliate	—	—	—	(12,500)	—	(12,500)
Net activity in investment in and advances to (from) subsidiaries and affiliates	369	10,120	(19,672)	9,183	—	—

Net cash provided by (used in) investing activities	369	9,984	(43,229)	(7,698)	—	(40,574)
Cash flows from financing activities:
Treasury stock repurchase	(801)	—	—	—	—	(801)
Repayment of long-term obligations, net	—	(9,704)	(64)	(4,239)	—	(14,007)
Equity issuances	432	—	—	—	—	432
Purchase of interest rate cap	—	(625)	—	—	—	(625)

Net cash used in financing activities	(369)	(10,329)	(64)	(4,239)	—	(15,001)

Change in cash and cash equivalents	—	(21)	16,400	(2,976)	—	13,403
Cash and cash equivalents:
Beginning of period	—	55	6,442	5,513	—	12,010

End of period	$—	$34	$22,842	$2,537	$—	$25,413

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Nine Months Ended August 26, 2001
(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$—	$(303)	$(6,847)	$(16,300)	$—	$(23,450)

Cash flows from investing activities:
Purchase of property and equipment, net	—	(357)	(12,643)	(2,131)	—	(15,131)
Purchase of business, net of cash acquired	—	—	—	(26,643)	—	(26,643)
Net activity in investment in and advances to (from) subsidiaries and affiliates	10,712	(67,334)	32,974	23,648	—	—

Net cash provided by (used in) investing activities	10,712	(67,691)	20,331	(5,126)	—	(41,774)
Cash flows from financing activities:
Treasury stock repurchase	(12,178)	—	—	—	—	(12,178)
Proceeds from issuance of long-term notes	—	127,500	—	—	—	127,500
Repayment of long-term obligations, net	—	(53,716)	(13,935)	13,436	—	(54,215)
Equity issuances	1,466	—	—	—	—	1,466
Debt issuance costs	—	(5,696)	—	(227)	—	(5,923)

Net cash provided by (used in) financing activities	(10,712)	68,088	(13,935)	13,209	—	56,650

Change in cash and cash equivalents	—	94	(451)	(8,217)	—	(8,574)
Cash and cash equivalents:
Beginning of period	—	354	6,672	11,088	—	18,114

End of period	$—	$448	$6,221	$2,871	$—	$9,540

SEALY CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2—Quarter Ended September 1, 2002 compared with Quarter Ended August 26, 2001

Net Sales.    Net sales for the quarter ended September 1, 2002, were $313.6 million, a decrease of $2.8 million, or 0.9% from the quarter ended August 26, 2001. Net sales were reduced by $17.3 million and $14.2 million for the three months ended September 1, 2002 and August 26, 2001, respectively, as a result of the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002. EITF 01-09 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative. Total domestic sales were $257.6 million for the third quarter of 2002 compared to $261.4 million for the third quarter of 2001. The decrease in domestic sales of $3.8 million was attributable to a 1.7% decrease in average unit selling price, partially offset by a 0.2% increase in volume. Total international sales were $56.0 million for the third quarter of 2002 compared to $55.0 for the third quarter of 2001.

Cost of Goods Sold.    Cost of goods sold for the quarter, as a percentage of net sales, increased 0.4 percentage points to 58.1%. Cost of goods sold for the domestic business increased 1.0 percentage point to 57.4%. This increase is primarily the result of increased customer rebates and other promotional allowances reclassed under EITF 01-09. Cost of goods sold for the international business decreased 2.3 percentage points to 61.7%. This decrease is primarily due to the one time flow-through in the third quarter of 2001 of the purchase accounting adjustments associated with the inventory acquired as part of the Sapsa acquisition.

Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $4.4 million to $97.1 million for the quarter, or 31.0% of net sales, compared to $101.5 million, or 32.1% of net sales in the prior year’s third quarter. This decrease is primarily due to lower marketing and selling expenses of $4.5 million and bad debt expense of $2.1 million, partially offset by higher variable expenses. Selling, general, and administrative expenses were reduced by $17.3 million and $14.2 million for the three months ended September 1, 2002 and August 26, 2001, respectively, as a result of the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002. EITF 01-09 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative.

Stock Based Compensation.    The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $0.5 million charge during the quarter ended September 1, 2002 and a $0.5 million reduction in the liability during the quarter ended August 26, 2001 to revalue this obligation to reflect the change in the estimated fair market value of the securities.

Amortization Expense.    Amortization expense was $0.1 million and $3.3 million for the quarters ended September 1, 2002 and August 26, 2001, respectively. The decrease of $3.2 million is due to the adoption of FAS

142 during the first quarter of 2002, as the Company no longer records amortization expense for indefinite lived goodwill.

Interest Expense.    Interest expense decreased $3.2 million due to lower effective interest rates and lower average debt balances.

Other Expense.    The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”) in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company’s largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. Various operating factors combined with weak economic conditions created during the third quarter of 2001 produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI and recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of August 26, 2001.

Income Tax.    The Company’s effective income tax rates in 2002 and 2001 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, operating losses from an equity investee for which no tax benefit has been recorded and the application of purchase accounting in 2001. The Company’s effective tax rate for the quarter ended September 1, 2002 is approximately 57.6%. In the quarter ended August 26, 2001, the Company recorded a $26.3 million impairment charge for which no tax benefit was recognized due to the uncertainty concerning the recoverability of such loss. Excluding the effects of the impairment charge, the Company’s effective tax rate for the quarter ended August 26, 2001 was approximately 61.2%.

Nine Months Ended September 1, 2002 compared with Nine Months Ended August 26, 2001

Net Sales.    Net sales for the nine months ended September 1, 2002, were $905.1 million, an increase of $66.1 million, or 7.9% from the nine months ended August 26, 2001. Net sales were reduced by $40.0 million and $30.4 million for the nine months ended September 1, 2002 and August 26, 2001, respectively, as a result of the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002. EITF 01-09 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative. Total domestic sales were $747.2 million for the nine months ended September 1, 2002 compared to $708.7 million for the nine months ended August 26, 2001. The increase in domestic sales of $38.5 million was attributable to a 1.1% increase in average unit selling price and a 4.3% increase in volume. Total international sales were $157.9 million for the nine months ended September 1, 2002 compared to $130.3 million for the nine months ended August 26, 2001. Growth of $23.6 million in the international operations was attributable to the acquisition of Sapsa Bedding S.A. in Europe which was acquired in the second quarter of 2001. Other existing international operations also experienced sales growth of $4.0 million.

Cost of Goods Sold.    Cost of goods sold for the nine months ended September 1, 2002, as a percentage of net sales, decreased 0.7 percentage points to 57.2%. Cost of goods sold for the domestic business decreased 0.9 percentage points to 55.9%. This decrease is primarily due to the fact that sales of Sealy Posturepedic and Stearns & Foster branded products, which carry a higher margin than other Sealy products, represented a greater percentage of total sales. The Company also recorded a $2.9 million physical inventory loss during the second quarter of 2001. Cost of goods sold for the international business decreased 0.8 percentage points to 63.2%. This decrease is primarily due to the one time flow-through in 2001 of the purchase accounting adjustments associated with the inventory acquired as part of the Sapsa acquisition.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased $37.2 million to $310.4 million, or 34.3% of net sales, compared to $273.2 million or 32.6% of net sales. This increase is primarily due to higher bad debt expense of $18.4 million primarily associated with affiliated customers (as discussed more fully in Note 13 and “Liquidity and Capital Resources”). Excluding the increase in bad debt expense, selling, general, and administrative expenses were 32.3% of net sales for the nine months September 1, 2002. Selling, general, and administrative expenses were reduced by $40.0 million and $30.4 million for the nine months ended September 1, 2002 and August 26, 2001, respectively, as a result of the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002. EITF 01-09 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative.

Stock Based Compensation.    The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $1.7 million charge for the nine months ended September 1, 2002 to revalue this obligation to reflect the change in the estimated fair market value of the securities. No such charge was necessary for the nine months ended August 26, 2001.

Business Closure Charge.    During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company’s products. It is not the Company’s strategy to own or control retail operations. Based on management’s assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value.

Restructuring Charges.    During 2001, the Company shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. Additionally, the Company recorded a $0.7 million charge for severance due to a management reorganization.

Amortization Expense.    Amortization expense was $0.4 million and $10.4 million for the nine months ended ended September 1, 2002 and August 26, 2001, respectively. The decrease of $10.0 million is due to the adoption of FAS 142 during the first quarter of 2002, as the Company no longer records amortization expense for indefinite lived goodwill.

Interest Expense.    Interest expense decreased $2.3 million primarily due to lower effective interest rates, partially offset by increased average debt levels.

Other Expense.    The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”) in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investment in joint ventures, licensees and retailers and is controlled by the Company’s largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. Various operating factors combined with weak economic conditions created during the third quarter of 2001 produced a requirement to review equity values related to the affiliates. Accordingly, the Company performed a review of the carrying value of its investments in affiliates owned by MHI. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of August 26, 2001.

In May 2001, the Company and one of its licensees terminated its existing contract that allowed the licensee to manufacture and sell certain products under the Sealy brand name and entered into a new agreement for the sale of certain other Sealy branded products. In conjunction with the termination of the license agreement, Sealy received a $4.6 million termination fee that is recorded as other income. Other expense also includes the equity in the loss of equity investees and minority interest.

Income Tax.    The Company’s effective income tax rates in 2002 and 2001 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, operating losses from an equity investee for which no tax benefit has been recorded and the application of purchase accounting in 2001. The Company’s effective tax rate for the nine months ended September 1, 2002 is approximately 57.6%. In the quarter ended August 26, 2001, the Company recorded a $26.3 million impairment charge for which no tax benefit was recognized due to the uncertainty concerning the recoverability of such loss. Excluding the effects of the impairment charge, the Company’s effective tax rate for the nine months ended August 26, 2001 was approximately 54.8%.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company’s principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $11.5 million for the nine months ended September 1, 2002. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At September 1, 2002, the Company had approximately $82.6 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $17.4 million. The Company’s net weighted average borrowing cost was 8.9% for the nine months ended September 1, 2002. The Tranche A Term Loan of $17.2 million and the Revolving Credit Facility mature in December 2002. The Company is currently negotiating with lenders to provide a new revolving credit agreement. The Company believes that a new revolving credit facility will be in place by the time the current agreement matures. If the Company is unable to obtain a new revolving credit facility, this could have an adverse affect on the Company’s ability to fund its operations. Currently, the Company has no borrowings under its existing Revolving Credit Facility. The Company is required to cash collateralize all letters of credit with expiration dates later than five business days prior to the expiration of the existing Revolving Credit Facility. At September 1, 2002, the Company had $14.9 million of cash on deposit with a lending institution as collateral for such outstanding letters of credit. The Company is subject to certain restrictive financial covenants under its credit facility. The Company is in compliance and anticipates continued compliance with these covenants. A material deterioration of operating results could impact compliance with such covenants and cause the Company to seek amendments or waivers of such covenants. Failure to obtain waivers or amendments of covenants would also adversely affect the Company’s ability to fund its operations.

The Company’s cash flow from operations increased $92.4 million to $69.0 million for the nine months ended September 1, 2002. This increase is primarily the result of better working capital management as the Company experienced improved cash collections on accounts receivable, as the Company experienced significant growth in 2001 versus the current year, and increased accounts payable days. The Company also had increased payments in the first half of 2001 associated with stock based compensation and other incentive compensation as compared to 2002.

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”) in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers and is controlled by the Company’s largest stockholder, Bain Capital, LLC. The investment in MHI was made to fund its activities in order to enhance business relationships and build incremental sales. MHI’s investments are principally minority interests in two retailers; one accounted for under the cost method and the other under the equity method. The Company had sales of $18.1 million and $17.9 million for the three months ended September 1, 2002 and $56.8 million and $52.3 million for the nine months ended September 1, 2002 and $23.2 million and $18.0 million for the three months ended August 26, 2001 and $62.5 million and $47.5 million for the nine months ended August 26, 2001 of finished mattress products pursuant to multi-year supply contracts to these affiliates, respectively. The Company believes that the terms on which mattresses are supplied to these affiliates are not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party. The Company also had sales of $2.5 million and $8.7 million for the three and nine months ended September 1, 2002 and $2.5 million and $7.1 million for the three and nine months ended August 26, 2001, respectively, to an international affiliate.

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

One MHI affiliate has significant long-term debt and is required to fund significant interest payments. The affiliate has been operating at a loss and its liquidity has been, and continues to be constrained. As a result, the affiliate has retained a financial advisor to assist it in evaluating its liquidity needs, capital structure and strategic options. The affiliate did not make its $8.8 million semi-annual interest payment on July 15, 2002 required under its bond indenture. The affiliate is currently in negotiations with bondholders and other creditors to restructure. The restructuring may result in the sale or discontinuance of some operations and lower sales of products by Sealy. During the third quarter, the affiliate exited one of its underperforming markets. Various alternatives have been discussed related to obtaining relief on some or all of the affiliate’s indebtedness. The Company is unable to predict when or if the affiliate will be able to effect a restructuring. The Company understands that the affiliate is negotiating with parties independent of Sealy to acquire portions of the business. The Company also has received a proposal from the affiliate’s creditors regarding a potential restructuring. The proposal contemplates eliminating the affiliate relationship and, among other things, (i) the Company continuing its $12.5 million secured loan (described below) to the affiliate, (ii) the Company modifying its supply agreement with this affiliate to permit multi-vendor supply as well as reduced trade subsidies, and (iii) the Company extending up to $3 million of trade credit to the restructuring entity. As part of the negotiations with respect to the sale of portions or all of the affiliate’s business to an independent buyer or the restructuring with the affiliate’s creditors discussed above, the affiliate may seek bankruptcy protection. If the affiliate were to file for bankruptcy and liquidate, the Company may incur additional losses in excess of amounts previously provided. As of September 1, 2002, the affiliate owes the Company $21.1 million in trade receivables before allowance for doubtful accounts. (See table below.) The Company also is participating in the affiliate’s bank facility through a $12.5 million secured loan that was disbursed in January 2002. The loan bears interest at either the applicable Eurodollar rate plus 3.50% or the greater of (a) the Prime Rate, (b) the Base CD Rate plus 1% or (c) the Federal Funds Effective Rate plus  1/2 of 1%, plus 2.50%. The interest rate in effect at September 1, 2002 was 5.34%. Principal is due and payable on February 15, 2004. In exchange for this participation, the Company received enhancements to the existing supply agreement including a three-year extension to June 30, 2007. The affiliate is required to make quarterly payments of $250,000 to the other participants in the banking facility. Should the affiliate be unable to make the quarterly payments, the Company is required to fund such payments on behalf of the affiliate. The Company’s maximum additional exposure under the affiliate’s bank facility is $1.5 million if the facility reaches full-term in 2004.

The other affiliate operated under a forbearance agreement with one of its lenders through October 15, 2002 while attempting to renegotiate its credit agreement. While the forbearance agreement has expired, the Company does not believe it is likely that the lending institution will take immediate action. On May 13, 2002, MHI entered into an agreement to acquire the remaining outstanding stock of the affiliate in exchange for 2% of the Company’s outstanding common equity and cash. Such equity is expected to be funded through shares of Sealy stock currently owned by Sealy investors. The closing of the transaction is pending and is conditioned upon the affiliate either successfully renegotiating the current credit agreement or obtaining long-term financing from another lending institution among other conditions. In addition, MHI is currently in negotiations to sell its interest in this affiliate to an independent party concurrent with closing of the previously mentioned transaction. If this transaction is consummated, the independent buyer would assume a normalized level of the Company’s trade receivables and issue a long-term note to the Company in exchange for the equity owned by the Company. As part of this transaction, the Company may provide up to $6 million of secured financing to the independent buyer. As of September 1, 2002, the affiliate owes the Company $33.9 million in trade receivables before allowance for doubtful accounts; of which $15.0 million was reclassified to investments in and advances to affiliates in the fourth quarter of 2001 due to uncertainty on the timing of collection of such amounts. (See table below.) The Company also has minority representation on the affiliate’s Board of Directors. If the transaction discussed above is consummated, the Company will no longer have representation on the affiliate’s Board of Directors. In addition, a former executive of the Company is an executive officer of this affiliate.

As discussed above, the Company expects the affiliates to effect restructurings during 2002 or 2003; however, there can be no assurance as to the timing or terms of any such restructuring. Based on the weak operating results, reduced liquidity and financial flexibility combined with the actions described above since the end of the first quarter of 2002; management reevaluated its financial exposure and determined that further reserves were required. Among the positive and negative factors considered were the current retail and economic environment, collateral position with respect to the secured loan, critical vendor status coupled with long-term supply agreements and the probability of successful operational and financial restructurings. Accordingly, the Company recognized additional bad debt charges of $19.5 million and $1.0 million in the second and third quarters of 2002, respectively. The total reserve for affiliate receivables is $29.1 million at September 1, 2002. In addition, there was a reduction in gross trade receivable balances with the affiliates of $3.0 million subsequent to the end of the quarter as a result of payments received in the normal course of business. Although the Company feels that adequate allowances have been established, should either the business of the affiliates further deteriorate or the affiliates be required in the future to restructure its debts or file for protection under the bankruptcy courts, the Company may lose a significant portion of its current business with these affiliates resulting in an adverse effect to the Company. If conditions with either or both of the affiliates worsen, the Company may also be required to recognize further allowances and charges to earnings and such charges could be material. While the Company believes the reserves are adequate at this time, the Company will continue to monitor the reserves in light of the changing nature of the relationships with the entities and the outcomes of the above-mentioned transactions.

A summary of the Company’s accounts receivable from domestic affiliates and the investment in and advances to affiliates as of September 1, 2002 and December 2, 2001 is as follows:

	September 1, 2002	December 2, 2001
	(in millions)
Accounts receivable from domestic affiliates*	$55.0	$47.9
Less: Allowance for doubtful accounts	(29.1)	(6.2)
Accrued cooperative advertising/rebates	(4.1)	(5.5)
Net investment (deficit) in affiliates	(5.1)	0.4

Net unsecured position	16.7	36.6
Secured loan	12.5	—

Total	$29.2	$36.6

*	Includes $15.0 million reclassed to investment in and advances to affiliates.

During the first quarter of 2001, the Company secured an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25 million. The revolving credit facility expires in fiscal 2004. At September 1, 2002, the Company had approximately C$20.0 million available under this facility.

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

The Company recorded expense of $0.5 million for the quarter ended September 1, 2002 and a reduction in the liability for the quarter ended August 26, 2001 to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. The Company recorded expense of $1.7 million for the nine months ended September 1, 2002. No such expense was necessary for the nine months ended August 26, 2001. The expense associated with the right was recorded in stock based compensation expense. During 2001, the Company satisfied $10.7 million of the obligations through a cash payment in return for the delivery of a portion of the executive’s securities. At September 1, 2002, the Company has $6.3 million recorded as a long-term liability for the remaining repurchase obligation.

During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company’s products. It is not the Company’s strategy to own or control retail operations. Based on management’s assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value.

The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

The Company’s ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet our future liquidity needs throughout 2002. The Company will, however, need to refinance all or a portion of the principal of the notes on or prior to maturity. There can be no assurance that our business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, there can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the existing Revolving Credit Facility, and the anticipated new revolving credit facility, for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business.

Forward Looking Statements

This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Report Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that such expectations can be attained. Factors that could cause actual results to differ materially from the Company’s expectations include: general business and economic conditions, competitive factors, raw materials pricing, and fluctuations in demand.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Information relative to the Company’s market risk sensitive instruments by major category at December 2, 2001 is presented under Item 7a of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 2, 2001.

Foreign Currency Exposures

The Company’s earnings are affected by fluctuations in the value of its subsidiaries’ functional currency as compared to the currencies of its foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material to earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

In January 2002, the Argentine peso experienced a significant devaluation. Previously pegged 1 to 1 to the U.S. dollar, the peso was trading at approximately 3.6 pesos to the dollar at September 1, 2002. This devaluation did not have a significant affect on the Company’s financial statements due to the relative immateriality of the operation, as total assets at September 1, 2002 were $6.9 million. Based upon the volatility of the Argentine peso, future inflation charges may have to be recorded through the income statement due to hyperinflation rules under FAS 52, “Foreign Currency Translation”.

Interest Rate Risk

In 2000, the Company entered into an interest rate swap agreement that effectively converted $235.1 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. A 10% increase or decrease in market interest rates that effect the Company’s interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, the $12.9 million included in accumulated other comprehensive loss is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and nine months ended September 1, 2002, $1.0 million was amortized into interest expense. Changes in the fair market value of the interest rate swap are recorded in interest expense. At September 1, 2002, the fair value carrying amount of this instrument, which is included in other noncurrent liabilities, was a liability of $19.2. In addition, $6.3 million was recorded as interest expense for the three and nine months ended September 1, 2002 as a result of the change in its fair market value.

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $235.1 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. At September 1, 2002, the fair value carrying amount of this instrument, which is included in other noncurrent assets, was an asset of $7.1 million. In addition, $7.6 million and $7.1 million was recorded as a reduction of interest expense for the three and nine months ended September 1, 2002.

The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value will be recorded in interest expense. At September 1, 2002, the fair value carrying amount of this instrument, which is included in noncurrent assets, was an asset of $0.1 million. The Company recorded $0.1 million as an increase to interest expense for the three months ended September 1, 2002 and $0.1 million was recorded as a reduction of interest expense for the nine months ended September 1, 2002.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

See Note 12 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Chief Executive Officer Certification of Quarterly Financial Statements
99.2	Chief Financial Officer Certification of Quarterly Financial Statements

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY CORPORATION

By:	/S/ DAVID J. MCILQUHAM
David J. McIlquham Chief Executive Officer (Principal Executive Officer)

By:	/S/ E. LEE WYATT
E. Lee Wyatt Corporate Vice President—Administration and Chief Financial Officer (Principal Accounting Officer)

Date: October 16, 2002

Exhibit 99.1    Chief Executive Officer Certification of Quarterly Financial Statements

I, David J. McIlquham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sealy Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 16, 2002	/s/ DAVID J. MCILQUHAM
Chief Executive Officer (Principal Executive Officer)

Exhibit 99.2    Chief Financial Officer Certification of Quarterly Financial Statements

I, E. Lee Wyatt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sealy Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 16, 2002	/S/ E. LEE WYATT
Corporate Vice President—Administration and Chief Financial Officer (Principal Accounting Officer)