Form 10-K
period 2002-12-01
SEALY CORP
filed 2003-03-03
CIK 748015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 1, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission file number 1-8738

SEALY CORPORATION

Delaware	36-3284147
(State of incorporation)	(I.R.S. ID No.)

Sealy Drive	27370
One Office Parkway	(Zip Code)
Trinity, North Carolina

Registrant’s telephone number, including area code—(336) 861-3500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 3, 2003: not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2003 is approximately: 31,255,742.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:    None

PART I

Item 1.    Business

General

Sealy Corporation (the “Company” or the “Parent”), through its subsidiaries, is the largest bedding manufacturer in the world and manufactures and markets a complete line of conventional bedding (innerspring) products including mattresses and foundations. The Company’s conventional bedding products include the SEALY®, SEALY POSTUREPEDIC®, SEALY POSTUREPEDIC CROWN JEWEL®, STEARNS & FOSTER® and BASSETT® brands and account for approximately 89.1% of the Company’s total net sales for the year ended December 1, 2002. The Company has a component parts manufacturing subsidiary which produces substantially all of the Company’s mattress innerspring requirements and approximately 40% of the Company’s boxspring component parts requirements. Another subsidiary, Sealy, Inc., provides corporate and administrative services for the Company. Additional information about the Company can be found at our website: www.sealy.com.

Conventional Bedding

Industry and Competition.    According to industry sales data compiled by the International Sleep Products Association (“ISPA”), a bedding industry trade group, over 700 manufacturers of mattresses and foundations make up the U.S. conventional bedding industry, generating wholesale revenues of $4.59 billion during calendar year 2001. ISPA estimated that the industry experienced a 0.3% decline in sales in 2001—the first decline since 1990. According to ISPA, approximately 41% of conventional bedding is sold through furniture stores and 40% through specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers and membership clubs. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes, and the average time between consumer purchases of conventional mattresses is 10.2 years. Factors such as disposable income, sales of homes, a trend toward more bedrooms per home, growth in the U.S. population, and heightened consumer awareness of the bedding category also have an effect on bedding purchases.

Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic, Sealy Posturepedic Crown Jewel, Stearns & Foster and Bassett. Sealy branded products are considered by management to be the most well recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, brand name recognition, service and price. The Company’s largest competitors include Serta, Inc. and Simmons Company. Management believes the Company derives a competitive advantage over its conventional bedding competitors as a result of strong consumer recognition of multiple nationally recognized Sealy branded products, as well as the high quality and innovative product offerings.

Products.    The Company manufactures a complete line of conventional bedding options in various sizes ranging in retail price from under $300 to approximately $5,000 per queen size set. The Sealy brand mattress is the largest selling mattress brand in North America. Approximately 93% of the Sealy brand, Stearns & Foster brand and Bassett brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. (“Sealy New Jersey”), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name. The Bassett brand, licensed from Bassett Furniture Industries beginning in the fourth quarter of 2000, is sold primarily to Bassett Furniture Direct and BJ’s Wholesale Club.

Customers.    The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 22.0% of the Company’s net sales for the year ended December 1, 2002 and no single customer accounted for over 10.0% of the Company’s net sales.

Sales and Marketing.    The Company’s sales depend primarily on its ability to provide quality products with recognized brand names at competitive prices. Additionally, the Company works to build brand loyalty with its ultimate consumers, principally through targeted national advertising and cooperative advertising with its dealers, along with superior “point-of-sale” materials designed to emphasize the various features and benefits of the Company’s products which differentiate them from other brands.

The Company’s sales force structure is generally based on regions of the country and districts within those regions, and also includes a corporate sales staff for national and major regional accounts. The Company has a comprehensive training and development programs for its sales force, including its University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer’s business and profitability.

The Company’s sales force emphasizes follow-up service to retail stores and provides retailers with promotional and merchandising assistance, as well as extensive specialized professional training and instructional materials. Training for retail sales personnel focuses on several programs, designed to assist retailers in maximizing the effectiveness of their own sales personnel, store operations, and advertising and promotional programs, thereby creating loyalty to, and enhanced sales of, the Company’s products.

Suppliers.    The Company purchases raw materials and certain components from a variety of vendors. The Company purchases approximately 55% of its Sealy foundation parts from a single third-party source, which has patents on various interlocking wire configurations (the “Wire Patents”), and manufactures the remainder of these parts as a licensee under the Wire Patents. The Company purchases substantially all of its Stearns & Foster foundation parts from the same single third-party source. See “Components Division.” As is the case with all of the Company’s product lines, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same, similar or alternative components are available.

Manufacturing and Facilities.    The Company manufactures most conventional bedding to order and has adopted “just-in-time” inventory techniques in its manufacturing process to more efficiently serve its dealers’ needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five days of receipt. This rapid delivery capability allows the Company to minimize its inventory of finished products and better satisfy customer demand for prompt shipments.

The Company operates 18 bedding manufacturing facilities and three component manufacturing facilities in 17 states, plus three facilities in Canadian provinces, and one each in Puerto Rico, France (acquired in April 2001), Italy (acquired in April 2001), Mexico, Argentina (acquired in August, 2000) and Brazil (began operations in December, 2000). Management believes that through the utilization of extra shifts, it will be able to continue to meet growing demand for its products without a significant investment in facilities. See Item 2, “Properties,” herein. The Company also operates a Research and Development center in High Point, North Carolina with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company’s products with those of its competitors and develops new products and processes. The Company has developed very advanced and proprietary methods (Digital Image Analysis) of dynamically measured spinal morphology on any human subject in any sleep position. This sophisticated technology is expected to enhance Sealy’s Posturepedic brand leadership and market position.

Components Division

The Company operates a Components Division with headquarters in Rensselaer, Indiana. The Components Division sells its component parts at current market prices exclusively to the Company’s bedding plants and licensees. The Components Division currently provides substantially all of the Company’s mattress innerspring unit requirements. The Components Division also supplies approximately 45% of the Company’s Sealy foundation parts requirements under a license of the Wire Patents. The Components Division operates three owned manufacturing sites located in Rensselaer, Indiana; Delano, Pennsylvania; and Colorado Springs, Colorado. See Item 2, “Properties,” herein.

Over the last several years, the Company has made substantial commitments to ensure that the coil-making equipment at its component plants remains state-of-the-art, installing over 50 automated coil-producing machines. This equipment has resulted in higher capacity at lower per-unit costs and has increased self-production capacity for the Company’s innerspring requirements over that time period from approximately 60% to substantially all.

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

International

The Company has wholly owned subsidiaries in Canada, Mexico, Puerto Rico, Brazil, France (acquired in April 2001), Italy (acquired in April 2001) and Argentina (majority ownership acquired in August 2000 with the remaining interest acquired in May 2002) which have marketing and manufacturing responsibilities for those markets. The Company has three manufacturing facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Brazil, France and Italy which comprise all of the company-owned manufacturing operations at December 1, 2002. In 2000, the Company formed a joint venture with its Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia.

The Company utilizes licensing agreements in certain international markets. Licensing agreements allow the Company to reduce exposure to political and economic risk abroad by minimizing investments in those markets. Eleven foreign license agreements exist, which provide exclusive rights to market the Sealy brand in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, Bahamas and the Dominican Republic. In addition, the Company uses a Korean contract manufacturer to help service the Korean market, and distribute products directly to many small international markets.

Licensing

At December 1, 2002, there are 16 separate license arrangements in effect with five domestic and eleven foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services (“Klaussner”, a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), and KCB Enterprises (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under license agreements between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain of the Company’s trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

The Company’s licensing division generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal years ended December 1, 2002, December 2, 2001 and November 26, 2000, the licensing division as a whole generated gross royalties of approximately $12.2 million, $12.0 million and $11.4 million, respectively.

See the International section for international licensees.

Warranties

Sealy, Stearns & Foster and Bassett bedding offer limited warranties on their manufactured products. The periods for “no-charge” warranty service varies among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy-brand products offer a 10-year non-prorated warranty service period. In fiscal 2000, the Company amended its warranty policy to no longer require the mattress to be periodically flipped. Historically, the Company’s warranty costs have been immaterial for each of its product lines.

Trademarks and Licenses

The Company owns, among others, the Sealy and Stearns & Foster trademarks and tradenames and also owns the Posturepedic, Posturepedic Crown Jewel and University of Sleep trademarks, service marks and certain related logos and design marks. The Company also licenses the Bassett name under a fifteen year agreement which expires in 2015.

Employees

As of December 1, 2002, the Company had 6,480 full-time employees. Approximately 71% of the Company’s employees at its 27 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory. The Company has only experienced two work stoppages in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The Company has not encountered any significant organizing activity at its non-union facilities in that time frame.

Seasonality/Other

The Company’s business is not materially seasonal. See Note 13 to the Consolidated Financial Statements of the Company included in Part II, Item 8 herein.

Most of the Company’s sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, the Company has a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within 5 days of accepting the order).

Item 2.    Properties

The Company’s principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and marketing services are provided to the Company by Sealy, Inc. (a wholly owned subsidiary of the Company), an Ohio Corporation.

The Company administers component operations at its Rensselaer, Indiana facility. The Company’s leased facilities are occupied under leases, which expire from fiscal 2003 to 2010, including renewal options.

The following table sets forth certain information regarding manufacturing and distribution facilities operated by the Company at January 31, 2003:

Location		Approximate Square Footage	Title
United States
Arizona	Phoenix	76,000	Owned(a)
California	Richmond	238,000	Owned(a)
	South Gate	185,000	Owned(a)
Colorado	Colorado Springs	70,000	Owned(a)
	Denver	92,900	Owned(a)
Florida	Orlando	97,600	Owned(a)
	Lake Wales(c)	179,700	Owned(a)
Georgia	Atlanta	292,500	Owned(a)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer	131,000	Owned(a)
	Rensselaer	124,000	Owned(a)
Kansas	Kansas City	102,600	Leased
Maryland	Williamsport	144,000	Leased
Massachusetts	Randolph	187,000	Owned(a)
Michigan	Taylor(d)	156,000	Leased
Minnesota	St. Paul	93,600	Owned(a)
New York	Albany	102,300	Owned(a)
North Carolina	High Point	151,200	Owned(a)
Ohio	Medina	140,000	Owned(a)
Oregon	Portland	140,000	Owned(a)
Pennsylvania	Clarion	85,000	Owned(a)
	Delano	143,000	Owned(a)
Tennessee	Memphis(b)	225,000	Owned(a)
Texas	Brenham	220,000	Owned(a)
	North Richland Hills	124,500	Owned(a)

Canada
Alberta	Edmonton	144,500	Owned(a)
Quebec	Saint Narcisse	76,000	Owned(a)
Ontario	Toronto	80,200	Leased

Argentina	Buenos Aires	85,000	Owned

Brazil	Sorocaba	92,000	Owned

Puerto Rico	Carolina	58,600	Owned(a)

Italy	Silvano d’Orba	170,600	Owned(a)

France	Saleux	239,400	Owned

Mexico	Toluca	157,100	Owned

		4,817,000

(a)	The Company has granted a mortgage or otherwise encumbered its interest in this facility as collateral for secured indebtedness.
(b)	In April 2001, the Company ceased operations at this facility.
(c)	In April 2002, the Company ceased operations at this facility.
(d)	In December 2002, the Company ceased operations at this facility with the lease agreement terminating in March 2003.

The Company considers its present facilities to be generally well maintained and in sound operating condition.

Regulatory Matters

The Company’s principal wastes are wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. The Company also periodically disposes (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. The Company, generally, is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Except as set forth in Item 3. “Legal Proceedings” below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company is not aware of any pending federal environmental legislation which would have a material impact on the Company’s operations. Except as set forth in Item 3. “Legal Proceedings,” the Company has not been required to make, and during the next two fiscal years, does not expect to make any material capital expenditures for environmental control facilities.

The Company’s conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. The Company believes that it is in material compliance with all such laws and regulations.

Item 3.    Legal Proceedings

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

While the Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, the Company believes that the accruals recorded (approximately $3.0 million at December 1, 2002) are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision, these matters could have a material adverse effect. Annual costs associated with on going testing and monitoring at those sites are not material.

Item 4.    Submission of Matters to a Vote of Security Holder

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for any class of common equity of the Company.

As of January 31, 2003 there are 35 holders of record of the Company’s Class A shares, 8 holders of record of the Company’s Class B shares, 20 holders of record of the Company’s Class L shares and 8 holders of record of the Company’s Class M shares.

No dividend or other distribution with respect to common stock was paid during the most recent two fiscal years. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, fiscal requirements and other factors deemed relevant by the Company’s Board of Directors. The Company currently does not intend to pay any cash dividends in the foreseeable future; rather, the Company intends to retain earnings to provide for the operation and expansion of its business. Certain restrictive covenants contained in the Company’s Senior Credit Agreements currently limit its ability to make dividend or other payments.

Item 6.    Selected Financial Data

The following tables set forth selected consolidated financial and other data of the Company for the years ended December 1, 2002, December 2, 2001, November 26, 2000, November 28, 1999 and November 29, 1998.

The selected consolidated financial and other data set forth in the following tables has been derived from the Company’s audited consolidated financial statements. The report of PricewaterhouseCoopers LLP, independent accountants, covering the Company’s Consolidated Financial Statements for the years ended December 1, 2002, December 2, 2001, and November 26, 2000 is included elsewhere herein. These tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Year Ended December 1, 2002	Year Ended December 2, 2001	Year Ended November 26, 2000	Year Ended November 28, 1999	Year Ended November 29, 1998
(dollars and shares in millions, except per share data)
Statement of Operations Data:
Net sales(a)	$1,189.2	$1,154.1	$1,070.1	$958.2	$866.4
Costs and expenses(a)(b)	1,165.0	1,161.4	1,012.7	925.8	889.0
Income (loss) before income tax, extraordinary item and cumulative effect of change in accounting principle	24.2	(7.3)	57.4	32.4	(22.6)
Extraordinary loss(c)	—	0.7	—	—	14.5
Cumulative effect of change in accounting principle(d)	—	(0.2)	—	—	—
Net income (loss)	16.9	(20.8)	30.1	15.8	(33.8)
Liquidation preference for common L & M shares(e)	18.6	16.9	14.8	13.5	11.7

Net income (loss) available to common shareholders	$(1.7)	$(37.7)	$15.3	$2.3	$(45.5)

Other Data:
Depreciation and amortization of intangibles(b)	$22.5	$31.9	$27.1	$25.6	$24.3
Income from operations	99.8	93.9	123.0	97.4	44.9
Cash flows provided by (used in):
Operating activities	100.0	11.3	70.2	56.0	53.0
Investing activities	(39.4)	(62.9)	(43.9)	(43.0)	(32.9)
Financing activities	(45.1)	45.5	(19.0)	(13.4)	(15.0)
EBITDA(f)	119.2	102.6	153.4	124.0	69.8
Capital expenditures	16.8	20.1	24.1	16.1	33.1
Interest expense	72.6	78.0	69.0	66.0	68.0
Ratio of EBITDA to interest expense	1.6	x	1.3	x	2.2	x	1.9	x	1.0	x
Ratio of earnings to fixed charges(g)	1.3	x	—	1.8	x	1.5	x	—
Weighted average number of shares outstanding—diluted	30,935	31,075	34,235	32,972	30,472
Net income (loss) per common share—diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.55	$(0.65)	$0.88	$0.48	$(0.63)
Extraordinary item	—	(0.02)	—	—	(0.48)
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	0.55	(0.67)	0.88	0.48	(1.11)
Liquidation preference for common L & M shares	(0.60)	(0.54)	(0.43)	(0.41)	(0.38)

Net income (loss) available to common shareholders	$(0.05)	$(1.21)	$0.45	$0.07	$(1.49)

	December 1, 2002	December 2, 2001	November 26, 2000	November 28, 1999	November 29, 1998
	(dollars in millions)
Balance Sheet Data:
Total assets	$904.9	$903.1	$830.0	$771.0	$751.1
Long-term obligations	719.9	748.3	651.8	676.2	682.3
Total debt	753.2	778.1	686.2	690.3	690.8
Stockholders’ equity (deficit)	(115.7)	(132.9)	(93.3)	(121.4)	(138.8	)(h)

(a)	Restated from previously published results due to the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002.
(b)	Effective at the beginning of fiscal 2002, the Company adopted the provisions of FAS 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company recorded no amortization of goodwill in fiscal 2002. Amortization of goodwill totaled $12.1 million in 2001, $11.4 million in 2000, $11.5 in 1999 and $11.6 in 1998.
(c)	On April 10, 2001, the Company completed the private placement of $125 million of 9.875% senior subordinated notes. The proceeds from the placement were used to repay existing bank debt. As a result, the Company recognized an extraordinary loss on the write-off of a portion of previous debt issuance costs of $0.7 million (net of a $0.5 million tax benefit). Following the private placement, the Company registered notes with the Securities and Exchange Commission to allow the issued notes to be exchanged for publicly traded notes. The Company completed the exchange offer in the first quarter of 2002. During 1998, the Company recorded an extraordinary loss of $5.4 million, net of income tax benefit of $3.6 million, representing the remaining unamortized debt issuance costs related to long term obligations repaid as a result of the debt refinancing associated with the recapitalization that occurred December 17, 1997. Also, during 1998 the Company recorded an extraordinary loss of $9.1 million, net of income taxes of $6.1 million, for premiums paid to the existing note holders and consent fees paid in connection with the retirement of the debt.
(d)	On November 27, 2000, the Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and recorded a $0.2 million gain net of income tax expense of $0.1 million, which was recorded as a cumulative effect of a change in accounting principle.
(e)	Shares of L and M common are entitled to a preference over class A and B common with respect to any distribution by the Company to holders of its capital stock equal to the original costs of such shares ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually.
(f)	EBITDA is calculated by adding interest expense, income tax expense (benefit), depreciation and amortization of intangibles to income (loss) before extraordinary item and cumulative effect of change in accounting principle. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to incur and service debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles (“GAAP”) and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

	Fiscal Year
	2002	2001	2000	1999	1998
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$16.9	$(20.3)	$30.1	$15.8	$(19.2)
Interest	72.6	78.0	69.0	66.0	68.0
Income Taxes	7.2	13.0	27.2	16.6	(3.3)
Depreciation	21.4	18.4	14.2	12.7	11.3
Amortization	1.1	13.5	12.9	12.9	13.0

EBITDA	$119.2	$102.6	$153.4	$124.0	$69.8

(g)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and extraordinary item plus fixed charges. Fixed charges consist of interest expense, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the year ended December 2, 2001 and November 29, 1998, earnings were insufficient to cover fixed charges by $7.4 million and $22.6 million, respectively.
(h)	Reflects the Recapitalization of the Company that occurred December 17, 1997.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Critical Accounting Policies

The Company’s analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company chooses accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company’s operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. The Company’s accounting policies are stated in Note 1 to the consolidated financial statements as presented herein. The Company believes the following accounting policies and estimates are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Revenue Recognition—The Company recognizes revenue, net of estimated returns, when title passes which is generally upon delivery of shipments. Management uses historical trend information regarding returns as well as other current economic data to reduce sales for estimated future returns. Returns have not been historically significant as a percentage of sales.

Cooperative Advertising and Rebate Programs—The Company enters into agreements with its customers to provide funds to the customer for advertising and promotion of the Companies’ products. The Company also enters into volume and other rebate programs with its customers whereby funds may be rebated to the customer. When sales are made to these customers, the Company records liabilities pursuant to these agreements. The Company regularly assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebated funds. These agreements are negotiated by the Company generally on a customer-by-customer basis, and as such, are controllable by the Company. Some of these agreements extend over several periods and are linked with supply agreements. Costs of these programs totaled $135.1 million in 2002 and were approximately 11.4 percent of net sales.

Allowance for Doubtful Accounts—The Company actively monitors the financial condition of its customers to determine the potential inability for nonpayment of trade receivables. The Company also considers other economic factors, such as consumer confidence and aging trends, in determining if other general reserves should be established. Management believes that its process of specific review of customers combined with overall analytical review provides an accurate evaluation of ultimate collectibility of trade receivables. Excluding losses associated with affiliates, the Company’s loss experience was approximately 0.5 percent of sales.

Investments—From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. The Company regularly assesses these investments for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when the Company does not believe the carrying value of the investment will be recoverable. Factors considered include economic trends and performance as well as actions taken to improve operational results. Such factors require significant judgment and actual results will vary. Management believes no further material losses are likely to occur related to such investments.

Impairment of Goodwill, Patents and Other Intangibles—The Company performs an annual assessment of its indefinite-lived goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company bases its assessment of recoverability on a multiple of “adjusted” earnings before interest, taxes, depreciation and amortization (“Adjusted” EBITDA). The Company, at least annually, assesses its indefinite-lived goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. The use of the EBITDA multiple is considered by management to be the most meaningful measurement. The EBITDA multiple selected is based on comparison of other companies in the furnishings and consumer durable industry sectors. These comparable multiples ranged from 4.5 to 8.4. The Company considered comparable factors in determining which multiple should be utilized. These factors include among others, company size, estimated market share or dominance, recent trends and forecasted results. Utilizing an EBITDA measure of less than 6 times would likely result in an indication of impairment requiring a further assessment of potential impairment. Should market factors or the Company performance result in using a lower multiple or decreased EBITDA multiple such impairment could be material.

Income Taxes—The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements.

Stock Options—The Company periodically makes grants of stock options to employees. These options typically are issued with an exercise price equal to the estimated fair market price resulting in no compensation expense for the Company as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company’s Board of Directors determines the fair market value of the stock at the date of grant based on a multiple of “adjusted” earnings before interest, taxes, depreciation and amortization (“Adjusted” EBITDA).

Year Ended December 1, 2002 Compared With Year Ended December 2, 2001

Net Sales.    Net sales for the year ended December 1, 2002, were $1,189.2 million, an increase of $35.1 million, or 3.0% from the year ended December 2, 2001. Net sales were reduced by $51.5 million and $42.7 million for the year ended December 1, 2002 and December 2, 2001, respectively, as a result of the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002. EITF 01-09 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative. Fiscal 2001 represented a 53-week year compared to 52-week year for fiscal 2002. Excluding the effects of the 53rd week, sales increased $59.6 million or 5.3% over 2001. Total domestic sales were $972.4 million for fiscal 2002 compared to $966.4 million for fiscal 2001. The domestic growth included a 1.2% increase in average unit selling price and a 0.6% decrease in volume. Total international sales were $216.8 million in fiscal 2002 compared to $187.7 million for fiscal 2001. Growth of $23.7 million in the international operations was primarily attributable to the acquisition of Sapsa Bedding S.A. in Europe in the second quarter of 2001. As a result of the deteriorating economic conditions in Argentina and the resulting Peso devaluation, sales for the Argentine business decreased $11.8 million. Other existing international operations experienced sales growth of $17.2 million.

Cost of Goods Sold.    Cost of goods sold for the year, as a percentage of net sales, decreased 0.7 percentage points to 57.2%. Cost of goods sold for the domestic business decreased 0.8 percentage points to 55.9%. This decrease is primarily the result of increased sales of higher end beds and lower material costs, partially offset by increased variable costs and increased customer rebates and other promotional allowances reclassed under EITF 01-09. Cost of goods sold for the international business decreased 1.6 percentage points to 62.9%. This decrease is primarily related to purchase accounting adjustments associated with the Sapsa acquisition in 2001 and increased margins in the Canadian business, partially offset by increased material costs in the Mexican business.

Selling, General, and Administrative.    Selling, general, and administrative expense increased $23.6 million to $410.5 million, or 34.5% of net sales in 2002, compared to $386.9 million, or 33.5% of net sales in 2001. This increase is primarily due to higher bad debt expenses of $12.7 million primarily associated with affiliated customers (as discussed more fully in Note 18 to the consolidated financial statements) and increased provisions as a result of accounts receivable conversion difficulties (as discussed more fully in “Liquidity and Capital Resources”). Additionally, the increase is attributable to increased compensation expenses of $11.5 million primarily related to increased incentive compensation costs and higher profit sharing plan costs. The Company also incurred increased costs due to the inclusion of Sapsa Bedding S.A. for a full year in 2002. Additionally, the Company incurred $2.0 million of costs associated with the acquisition of Malachi Mattress America. These increased costs were partially offset by a $5.7 million decrease in national advertising as the Company shifted more focus to effective cooperative advertising with individual customers. The Company also incurred decreased promotional expenses as a result of increased costs in 2001 due to the Sealy Posturepedic and Stearns & Foster product introduction costs and new store rollout costs associated with Sears increasing its participation in the bedding category. Selling, general, and administrative expenses were reduced by $51.5 million and $42.7 million for the year ended December 1, 2002 and December 2, 2001, respectively, as a result of the adoption of EITF  01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002. EITF 01-09 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative.

Stock Based Compensation.    The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of fair market value or original cost. The Company recorded $0.8 million of expense for the year ended December 1, 2002, compared to a $(2.7) million reduction of expense for the year ended December 2, 2001, to revalue this obligation to reflect the change in the fair market value of the securities.

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

Plant Closings and Restructuring Charges.    During 2002, the Company shutdown its Lake Wales and Taylor facilities. The Company recorded a $2.5 million charge associated with the Lake Wales shutdown to writedown the land, building and equipment to its estimated fair market value and a $0.3 million charge associated with the Taylor shutdown largely for severance. During 2001, the Company shutdown its Memphis facility and recorded a $0.5 million charge primarily for severance. Additionally in fiscal 2001, the Company recorded a $0.7 million charge for severance due to a management reorganization.

Amortization Expense.    Amortization expense was $1.1 million and $13.5 million for the years ended December 1, 2002 and December 2, 2001, respectively. The decrease of $12.4 million is due to the adoption of FAS 142 during the first quarter 2002, as the Company no longer records amortization expense for indefinite lived goodwill.

Interest Expense.    Interest expense decreased $5.5 million primarily due to lower effective interest rates partially offset by increased average debt levels. In 2000, the Company entered into an interest rate swap agreement that effectively converted $234.8 million of its floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $234.8 million of debt previously converted to fixed rate debt through December 2006. The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

Other (Income) Expense, net.    The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred to the Company in November 2002. MHI acquired minority interests in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, and Mattress Holdings Corporation (MHC) in 1999. MHC, controlled by Bain Capital, is a holding company which owns substantially all of the common stock of Mattress Discounters Corporation, a domestic mattress retailer, and the common stock of an international mattress retailer. The Malachi investment was accounted for by MHI under the equity method. Accordingly, the Company recorded equity in the (losses) earnings of Malachi of $(5.6) million and $(4.0) million for the years ended December 1, 2002 and December 2, 2001. The MHC investment was accounted for by MHI under the cost method. Various operating factors combined with weak economic conditions during 2001, resulted in a review by Company management of the equity values related to these affiliates. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001. (See “Liquidity and Capital Resources” for additional discussion concerning these investees).

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

Additionally, Other (income) expense, net includes interest income of $2.2 million and $1.9 million for the years ended December 1, 2002 and December 2, 2001.

Other (income) expense, net also includes $(0.3) million and $(0.5) million for minority interest associated with the Argentina operations in 2002 and 2001, respectively. During the second quarter of 2002, the Company acquired the remaining 30% interest of the Argentina operations and will no longer record minority interest. See also Note 14.

Income Tax.    The Company’s effective income tax rates in 2002 and 2001 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes and the application of purchase accounting in 2001. In addition, no tax benefit was recorded in 2001 on the $26.3 million impairment charge recognized due to the uncertainty at that time concerning the recoverability of such loss. In 2002, the Company reduced a portion of the loss for tax purposes as MHI sold its equity interest in Malachi Mattress America, Inc. The Company also recorded a $4.4 million asset impairment charge in 2001 that will not be deductible for tax purposes. The Company’s effective tax rate for 2002 is approximately 29.9% compared to approximately (176.6)% in 2001. Excluding the effects of these items, the Company’s effective tax rate for 2002 and 2001 was approximately 47.8% and 55.5%, respectively. This lower effective tax rate for 2002 compared to 2001 is primarily due to the fact that the Company no longer amortizes goodwill which was previously a non-deductible item for tax purposes.

Year Ended December 2, 2001 Compared With Year Ended November 26, 2000

Net Sales.    Net sales for the year ended December 2, 2001, were $1,154.1 million, an increase of $83.9 million, or 7.8% from the year ended November 26, 2000. Net sales were reduced by $42.7 million and $31.4 million for the year ended December 2, 2001 and November 26, 2000, respectively, as a result of the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002. EITF 01-09 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative. Total domestic sales were $966.4 million for fiscal 2001 compared to $959.1 million for fiscal 2000. Total international sales were $187.7 million in fiscal 2001 compared to $111.0 for fiscal 2000. Growth of $65.3 million in the international operations was primarily attributable to the acquisitions of Sapsa Bedding S.A. in Europe in the second quarter of 2001 and Rozen S.R.L. in Argentina in the third quarter of 2000. Existing international operations also experienced sales growth of $11.4 million. The domestic growth included a 0.4% increase in average unit selling price and a 0.3% increase in volume. The impact for the year of including a 53rd week was $24.5 million. In addition, the Company’s revenues were reduced by $27.5 million from 2000 due to customers filing bankruptcy in 2001. Industry observers are forecasting sales growth of 3% for the industry in 2002. The Company believes it can exceed the industry’s growth rate and increase its market share.

Cost of Goods Sold.    Cost of goods sold for the year, as a percentage of net sales, increased 1.5 percentage points to 57.9%. Cost of goods sold for the domestic business increased 1.0 percentage points to 56.7%. This increase is primarily related to a $2.9 million physical inventory adjustment recorded in the quarter end May 27, 2001 due primarily to understating material usage. Cost of goods sold for the international business increased 1.5 percentage points to 64.5%. This increase is primarily related to purchase accounting adjustments associated with the Sapsa acquisition and higher manufacturing costs in Brazil as it continued to operate in a start-up mode.

Selling, General, and Administrative.    Selling, general, and administrative expense increased $51.9 million to $386.9 million, or 33.5% of net sales in 2001, compared to $335.0 million, or 31.3% of net sales in 2000. Selling, general, and administrative expenses were reduced by $42.7 million and $31.4 million for the year ended December 2, 2001 and November 26, 2000, respectively, as a result of the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002. EITF 01-09 provides guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative. This increase is primarily due to $21.4 million in additional costs associated with the businesses acquired in the international operations. Promotional and advertising expenses increased $15.7 million due to Sealy Posturepedic and Stearns & Foster product introduction costs, Sears new store rollout costs and mix shift to customers with higher cooperative advertising rates. Bad debt expense increased $14.9 million due to $4.2 million in bad debt costs associated with the bankruptcy of Homelife, $4.7 million to general bad debt reserves due to the negative impact on customers of the general slowdown in the economy and $6.0 million associated with affiliate accounts receivable.

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

Asset Impairment Charge.    During 2001, the operations of Rozen, the Company’s Argentine subsidiary, were negatively impacted by deteriorating economic conditions in Argentina resulting in a loss from operations. As a result of these economic conditions, the Argentine government allowed the peso, previously pegged 1 to 1 to the U.S. dollar, to freely float at a market exchange rate subsequent to December 2, 2001. In addition, the Argentine government imposed a restriction that severely limited cash withdrawals from the country. On January 31, 2002, the peso was trading at approximately 1.8 pesos to the dollar. As a result of the operating loss incurred by Rozen, the deteriorating economic conditions and the uncertainty surrounding the peso devaluation, the Company reviewed the carrying value of its investment in Rozen S.R.L. As a consequence, the Company has recorded a non-cash impairment charge of $4.4 million to write off all remaining unamortized goodwill. Management believes the value of the remaining assets are recoverable.

Interest Expense.    Interest expense increased $9.0 million primarily due to increased average debt levels. The Company has entered into interest rate swap agreements that effectively converts all of the floating-rate debt to a fixed-rate basis through March 2002 and $235.9 million of floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

Other (Income) Expense, net.    The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. MHI acquired minority interests in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, and Mattress Holdings Corporation (MHC) in 1999. MHC, controlled by Bain Capital, is a holding company which owns substantially all of the common stock of Mattress Discounters Corporation, a domestic mattress retailer, and the common stock of an international mattress retailer. The Malachi investment was accounted for by MHI under the equity method. Accordingly, the Company recorded equity in the (losses) earnings of Malachi of $(4.0) million and $0.5 million for the years ended December 2, 2001 and November 26, 2000. The MHC investment was accounted for by MHI under the cost method. Various operating factors combined with weak economic conditions during 2001, resulted in a review by Company management of the equity values related to these affiliates. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001. (See “Liquidity and Capital Resources” for additional discussion concerning these investees).

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

Additionally, Other (income) expense, net includes interest income of $1.9 million and $3.2 million for the year ended December 2, 2001 and November 26, 2000.

Other (income) expense, net also includes $(0.5) million and $0.2 million for minority interest associated with the Argentina operations in 2001 and 2000, respectively. See also Note 14.

Income Tax.    The Company’s effective income tax rates in 2001 and 2000 differ from the Federal statutory rate principally because of the application of purchase accounting, the effect of certain foreign tax rate differentials and state and local income taxes. In addition, no tax benefit was recorded in 2001 on the $26.3 million impairment charge recognized due to the uncertainty concerning the recoverability of such loss. Also, the Company recorded a $4.4 million asset impairment charge in 2001 that will not be deductible for tax purposes. The Company’s effective tax rate for 2001 is approximately (176.6)% compared to 47.5% in 2000. Excluding the effects of both impairment charges, the Company’s effective tax rate for 2001 is approximately 55.5%. This higher effective tax rate for 2001 is due to lower pretax income (after considering the effects of the impairment charges) for the year compared to 2000 which increases the impact of non-deductible goodwill.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company’s principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $16.8 million for the year ended December 1, 2002. The Company expects 2003 capital expenditures to be approximately $26.0 million. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. In November 2002, the Company renegotiated its Revolving Credit Facility. Previously the Company had the ability to borrow $100.0 million under the facility, which was to expire on December 15, 2002. This facility was replaced with a $50.0 million Revolving Credit Facility, which expires on November 15, 2004. At December 1, 2002, the Company had approximately $35.4 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $14.6 million. The Company’s net weighted average borrowing cost was 9.0% and 10.1% for the years ended December 1, 2002 and December 2, 2001, respectively. The Company’s average interest rate has been positively impacted by the Company’s interest rate derivatives as the Company’s interest rate derivatives have effectively offset each other to reestablish the floating rate debt during a period of declining interest rates. In November of 2002, the Company prepaid the outstanding balance of the Tranche A Term Loans which were scheduled to mature in December 2002. The Company is subject to certain restrictive financial covenants under its credit facility. The Company is in compliance and anticipates continued compliance with these covenants. A material deterioration of operating results could impact compliance with such covenants and cause the Company to seek amendments or waivers of such covenants. Failure to obtain waivers or amendments of covenants would also adversely affect the Company’s ability to fund its operations.

The Company’s cash flow from operations increased $88.7 million from $11.3 million for 2001 to $100.0 million for the year ended December 1, 2002. This increase is primarily the result of improved working capital management. The Company recognized expense of approximately $6.1 million in the fourth quarter associated with accounts receivable system conversion difficulties. These issues resulted principally in delays in processing of certain transactions and the Company also experienced a deterioration in the aging of trade receivables. The Company has taken remedial actions to address these issues and does not believe that there will be a material adverse affect on its liquidity and cash flow. The Company also had increased payments in the first half of 2001 associated with stock based compensation and other incentive compensation as compared to 2002.

Cash used in investing activities decreased approximately $23.4 million primarily due to reductions in acquisitions of businesses in 2002. The company looks for strategic business acquisitions, and is unable to predict when or if any future acquisitions may occur.

Cash flow used in financing activities changed $90 million between 2002 and 2001. The company used $45 in financing activities principally to repay long-term obligations in 2002. See Notes 4, 6 and 7 to the Consolidated Financial Statements for a description of the Company’s long-term obligations and related hedging strategy.

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

The Company’s ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet our future liquidity needs throughout 2003. The Company’s long-term obligations contain various financial tests and covenants. The Company was in compliance with such covenants as of year end 2002. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage and total debt to adjusted EBITDA all as defined in the agreements. Those ratios change under the agreement over time and are less restrictive in 2003 versus those at the end of 2002. The Company does not foresee an inability to meet such covenants in 2003. The Company will, however, need to refinance all or a portion of the principal of the notes on or prior to maturity. As of December 1, 2002, the Company recognized an additional increase of $6.3 million in the current portion of long term debt due to mandatory repayments required under the excess cash flow provision of its credit agreement. Historically, no such payments have been required; however, the Company is unable to predict with certainty whether such mandatory repayments may be required in the future. Under the terms of its Senior Subordinated Note Agreement, cash payments of interest expense will increase by approximately $13.3 million in 2003. Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business. The Company’s scheduled principal payments on its borrowings will increase by approximately $44.1 million from 2003 to 2004. There can be no assurance that our business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund our other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

The Company’s contractual obligations and other commercial commitments as of December 1, 2002 are summarized below:

Contractual Obligations	2003	2004	2005	2006	2007	After 2007	Total Obligations
Long-Term Debt	$33,338	$77,460	$87,601	$103,014	$27,196	$424,625	$753,234
Operating Leases	8,063	6,610	5,616	4,596	3,587	4,279	32,751

Total	$41,401	$84,070	$93,217	$107,610	$30,783	$428,904	$785,985

Other Commercial Commitments	2003	2004	2005	2006	2007	After 2007	Total Commitments
Standby Letters of Credit	$—	$14,555	—	—	—	—	$14,555

Foreign Operations and Export Sales

The Company has three manufacturing facilities in Canada, and one each in Mexico, Argentina and Brazil. In addition, the Company completed in 2001 the acquisition of Sapsa Bedding S.A., a leading manufacturer of latex bedding products in Europe, with headquarters and manufacturing operations in France and Italy, as well as sales organizations in Spain, Germany, Belgium and the Netherlands. In 2000, the Company formed a joint venture with its Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia. The Company uses a Korean contract manufacturer to help service the Korean market, distribute products directly in many small international markets, and has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic.

In January 2002, the Argentine peso experienced a significant devaluation. Previously pegged 1 to 1 to the U.S. dollar, the peso was trading at approximately 3.5 pesos to the dollar at December 1, 2002. This devaluation did not have a significant affect on the Company’s financial statements due to the relative immateriality of the operation, as total assets at December 1, 2002 were $6.4 million.

Impact of Recently Issued Accounting Pronouncements

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

The FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002, the Company’s first quarter of fiscal year 2003. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Upon adoption, this pronouncement will have no effect on the Company’s consolidated financial statements.

The FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for years beginning after December 15, 2001 and interim periods within those years, the Company’s first quarter of fiscal 2003. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company early adopted the provisions of this pronouncement for related transactions. This did not have a significant impact on the consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002, the Company’s first quarter of fiscal 2003. The Company will adopt the provisions of this statement effective December 2, 2002 and does not expect it to have a significant impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company’s 2nd quarter of 2003 with transitional disclosure required with these financial statements. The Company will adopt these provisions in its 2nd quarter, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued FAS 148, “Stock—Based Compensation—Transition and Disclosure”, an amendment of FAS 123, “Accounting for Stock-Based Compensation”. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002, the Company’s fiscal year end 2003 and second quarter of 2003, respectively. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

The Emerging Issues Task Force of the FASB released Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” to provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. The Company adopted EITF 01-09 effective March 4, 2002, the first day of our fiscal second quarter, and reclassified previous period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced $51.5 million, $42.7 million and $31.4 million for the years ended December 1, 2002, December 2, 2001 and November 26, 2000, respectively. These changes did not affect the Company’s financial position or results of operations.

Fiscal Year

The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 1, 2002 was a 52-week year, the fiscal year ended December 2, 2001 was a 53-week year and the fiscal year ended November 26, 2000 was a 52-week year.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At December 1, 2002, the Company had forward contracts to sell a total of 19.4 million Mexican pesos with expiration dates of February 27, 2003 and February 28, 2003, forward contracts to sell a total of 4.8 million Canadian dollars with expiration dates ranging from December 11, 2002 through February 26, 2003 and an option contract to sell a total of 2.6 million Canadian dollars with an expiration date of December 6, 2002.

In January 2002, the Argentine peso experienced a significant devaluation. Previously pegged 1 to 1 to the U.S. dollar, the peso was trading at approximately 3.5 pesos to the dollar at December 1, 2002. This devaluation did not have a significant affect on the Company’s financial statements due to the relative immateriality of the operation, as total assets at December 1, 2002 were $6.4 million. Based upon the volatility of the Argentine peso, future inflation charges may have to be recorded through the income statement due to hyperinflation rules under FAS 52, “Foreign Currency Translation”.

Interest Rate Risk

In 2000, the Company entered into an interest rate swap agreement that effectively converted $234.8 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. A 10% increase or decrease in market interest rates that effect the Company’s interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the year ended December 1, 2002, $2.0 million was amortized into interest expense. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were being recorded in accumulated other comprehensive loss. Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are being recorded in interest expense. For the year ended December 1, 2002, $15.0 million was recorded as interest expense as a result of the change in its fair market value. At December 1, 2002 and December 2, 2001, the fair value carrying amount of this instrument was $(20.2) million and $(15.7) million, respectively, which is recorded as follows:

	December 1, 2002	December 2, 2001
	(in millions)
Accrued interest	$2.1	$1.5
Other accrued expenses	7.6	5.5
Other noncurrent liabilities	10.5	8.7

	$20.2	$15.7

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $234.8 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are to be recorded in interest expense. For the year ended December 1, 2002, $10.4 million was recorded as a reduction of interest expense as a result of the change in its fair market value. At December 1, 2002, the fair value carrying amount of this instrument is $7.8 million with $5.1 million recorded in prepaid expense and other current assets and $2.7 million recorded in noncurrent assets.

The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The Company recorded $29 thousand as a reduction to interest expense for the year ended December 1, 2002. At December 1, 2002, the fair value carrying amount of this instrument, which is included in noncurrent assets, was an asset of $29 thousand.

Item 8.    Financial Statements and Supplementary Data

SEALY CORPORATION

Consolidated Financial Statements

December 1, 2002 and December 2, 2001

(With Independent Accountants’ Report Thereon)

Report of Independent Accountants

To the Board of Directors and

    Stockholders of Sealy Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 77 presents fairly, in all material respects, the financial position of Sealy Corporation and its subsidiaries (the “Company”) at December 1, 2002 and December 2, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 1, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 77 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement on Financial Accounting Standards No. 142 effective the beginning of the year ended December 1, 2002.

/s/  PricewaterhouseCoopers LLP

Greensboro, North Carolina

March 3, 2003

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 1, 2002	December 2, 2001
ASSETS
Current assets:
Cash and cash equivalents	$27,443	$12,010
Accounts receivable—Non-affiliates (net of allowance for doubtful accounts, 2002—$24,737; 2001—$14,302)	164,742	152,045
Accounts receivable—Affiliates (net of allowance for doubtful accounts, 2002—$40; 2001—$6,179) (Note 18)	3,753	29,061
Inventories	53,387	58,711
Prepaid expenses and other current assets	20,566	18,654
Deferred income taxes	22,132	18,886

	292,023	289,367

Property, plant and equipment—at cost:
Land	13,336	14,009
Buildings and improvements	88,444	91,204
Machinery and equipment	167,450	153,125
Construction in progress	11,396	12,901

	280,626	271,239
Less accumulated depreciation	106,701	86,942

	173,925	184,297

Other assets:
Goodwill	374,946	371,354
Other intangibles—net of accumulated amortization (2002—$13,292; 2001—$12,110)	5,078	5,842
Long-term notes receivable (Note 18)	12,022	—
Investments in and advances to affiliates (Note 18)	12,950	15,468
Debt issuance costs, net, and other assets	34,004	36,799

	439,000	429,463

Total Assets	$904,948	$903,127

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except par value amounts)

	December 1, 2002	December 2, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion-long-term obligations	$33,338	$29,858
Accounts payable	69,090	74,584
Accrued expenses:
Customer incentives and advertising	41,530	41,449
Compensation	24,482	14,909
Interest	14,263	14,910
Other	43,497	38,869

	226,200	214,579

Long-term obligations, net of current portion (Note 4)	719,896	748,253
Other noncurrent liabilities (Notes 7 and 8)	46,805	44,342
Deferred income taxes	27,787	27,819
Minority interest (Note 8)	—	1,040
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 100,000 shares; Issued, none	—	—
Class L common stock, $0.01 par value; Authorized, 6,000 shares; Issued (2002—1,543; 2001—1,598); Aggregate liquidation preference (2002—$100,188; 2001— $94,309) (Note 12)	15	16
Class M common stock, $0.01 par value; Authorized, 2,000 shares; Issued (2002—1,612; 2001—1,549); Aggregate liquidation preference (2002—$104,676; 2001—$91,437) (Note 12)	16	15
Class A common stock, $0.01 par value; Authorized 600,000 shares; Issued (2002—15,021; 2001—15,162)	150	151
Class B common stock, $0.01 par value; Authorized 200,000 shares; Issued (2002—14,040; 2001—13,482)	140	135
Additional paid-in capital	146,140	145,712
Accumulated deficit	(219,766)	(236,685)
Accumulated other comprehensive loss	(29,371)	(29,987)
Common stock held in treasury, at cost	(13,064)	(12,263)

	(115,740)	(132,906)

Total Liabilities and Stockholders’ Equity (Deficit)	$904,948	$903,127

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements Of Operations

(in thousands, except per share amounts)

	Year Ended
	December 1, 2002	December 2, 2001	November 26, 2000
Net sales—Non-affiliates	$1,045,639	$993,032	$922,146
Net sales—Affiliates (Note 18)	143,529	161,021	147,990

Total net sales	1,189,168	1,154,053	1,070,136

Cost and expenses:
Cost of goods sold—Non-affiliates	601,879	581,741	524,973
Cost of goods sold—Affiliates (Note 18)	77,784	86,845	78,881

Total cost of goods sold	679,663	668,586	603,854

Gross Profit	509,505	485,467	466,282
Selling, general and administrative (including provisions for bad debts of $31,252, $18,578 and $3,634, respectively)	410,465	386,859	335,037
Stock based compensation	771	(2,733)	6,797
Business closure charge (Note 14)	5,802	—	—
Plant closing and restructuring charges (Note 17)	2,779	1,183	—
Amortization of intangibles	1,063	13,474	12,865
Asset impairment charge (Note 14)	—	4,422	—
Royalty income, net	(11,155)	(11,667)	(11,370)

Income from operations	99,780	93,929	122,953
Interest expense	72,571	78,047	69,009
Other (income) expense, net (Note 8)	3,058	23,215	(3,428)

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	24,151	(7,333)	57,372
Income taxes	7,232	12,953	27,232

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	16,919	(20,286)	30,140
Extraordinary item-loss from early extinguishment of debt (net of income tax benefit of $452 in 2001) (Note 4)	—	679	—
Cumulative effect of change in accounting principle (net of income tax expense of $101 in 2001) (Note 1)	—	(152)	—

Net income (loss)	16,919	(20,813)	30,140
Liquidation preference for common L & M shares (Note 12)	18,598	16,862	14,808

Net income (loss) available to common shareholders	$(1,679)	$(37,675)	$15,332

Earnings (loss) per common share—Basic:
Before extraordinary item and cumulative effect of change in accounting principle	$0.55	$(0.65)	$0.96
Extraordinary item	—	(0.02)	—
Cumulative effect of change in accounting principle	—	—	—

Net earnings (loss)—Basic	0.55	(0.67)	0.96
Liquidation preference for common L & M shares	(0.60)	(0.54)	(0.47)

Net earnings (loss) available to common shareholders—Basic	$(0.05)	$(1.21)	$0.49

Earnings (loss) per common share—Diluted:
Before extraordinary item and cumulative effect of change in accounting principle	$0.55	$(0.65)	$0.88
Extraordinary item	—	(0.02)	—
Cumulative effect of change in accounting principle	—	—	—

Net earnings (loss)—Diluted	0.55	(0.67)	0.88
Liquidation preference for common L & M shares	(0.60)	(0.54)	(0.43)

Net earnings (loss) available to common shareholders—Diluted	$(0.05)	$(1.21)	$0.45

Weighted average number of common shares outstanding:
Basic	30,935	31,075	31,485
Diluted	30,935	31,075	34,235

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

		Class L		Class M		Class A		Class B		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Comprehensive Income (Loss)	Common Shares	Stock Amount	Common Shares	Stock Amount	Common Shares	Stock Amount	Common Shares	Stock Amount
Balance at November 28, 1999		1,486	$15	1,549	$15	16,535	$165	11,935	$120	$134,547	$(246,012)	$(85)	$(10,154)	$(121,389)
Net income	$30,140										30,140			30,140
Foreign currency translation adjustment	(2,041)	—	—	—	—	—	—	—	—	—	—	—	(2,041)	(2,041)

Balance at November 26, 2000	$28,099	1,486	$15	1,549	$15	16,535	$165	11,935	$120	$134,547	$(215,872)	$(85)	$(12,195)	$(93,290)

Net loss	(20,813)		—	—	—	—	—	—	—	—	(20,813)	—	—	(20,813)
Foreign currency translation adjustment	(1,939)	—	—	—	—	—	—	—	—	—	—	—	(1,939)	(1,939)
Change in fair value of cash flow hedges	(15,853)	—	—	—	—	—	—	—	—	—	—	—	(15,853)	(15,853)
Purchase of stock held by executive subject to mandatory repurchase provisions	—	—	—	—	—	—	—	—	—	10,699	—	(10,699)	—	—
Exercise of stock options	—	112	1	—	—	174	1	—	—	466	—	—	—	468
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(1,479)	—	(1,479)
Cancellation and issuance of common stock	—	—	—	—	—	(1,547)	(15)	1,547	15	—	—	—	—	—

Balance at December 2, 2001	$(38,605)	1,598	$16	1,549	$15	15,162	$151	13,482	$135	$145,712	$(236,685)	$(12,263)	$(29,987)	$(132,906)

Net income	16,919	—	—	—	—	—	—	—	—	—	16,919	—	—	16,919
Foreign currency translation adjustment	(4,370)	—	—	—	—	—	—	—	—	—	—	—	(4,370)	(4,370)
Change in fair value of cash flow hedges prior to dedesignation	2,963	—	—	—	—	—	—	—	—	—	—	—	2,963	2,963
Amortization of dedesignated cash flow hedge	2,023	—	—	—	—	—	—	—	—	—	—	—	2,023	2,023
Exercise of stock options	—	8	—	—	—	417	4	—	—	428	—	—	—	432
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(801)	—	(801)
Cancellation and issuance of common stock associated with the purchase of Malachi Mattress America, Inc.	—	(63)	(1)	63	1	(558)	(5)	558	5	—	—	—	—	—

Balance at December 1, 2002	$17,535	1,543	$15	1,612	$16	15,021	$150	14,040	$140	$146,140	$(219,766)	$(13,064)	$(29,371)	$(115,740)

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements Of Cash Flows

(in thousands)

	Year Ended
	December 1, 2002	December 2, 2001	November 26, 2000
Cash flows from operating activities:
Net income (loss)	$16,919	$(20,813)	$30,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,370	18,429	14,201
Amortization of intangibles	1,063	13,474	12,865
Stock-based compensation	771	(2,733)	6,797
Equity in net loss (income) of investee	5,576	3,997	(481)
Business closure charge	5,802	—	—
Impairment charges	—	30,672	—
Deferred income taxes	(2,139)	(4,911)	(866)
Non-cash interest expense:
Discount on Senior Subordinated Notes, net	12,406	11,248	10,345
Debt issuance costs	4,518	4,417	4,167
Junior Subordinated Note	5,208	4,533	4,008
Other, net	(2,556)	(6,016)	(1,144)
Changes in operating assets and liabilities:
Accounts receivable	12,615	(19,788)	(22,362)
Inventories	5,915	3,916	(3,562)
Prepaid expenses	(2,178)	(8,212)	(4,032)
Accounts payable/accrued expenses/other noncurrent liabilities	14,677	(16,934)	20,104

Net cash provided by operating activities	99,967	11,279	70,180

Cash flows from investing activities:
Purchase of property, plant and equipment	(16,848)	(20,123)	(24,089)
Note receivable from prior affiliate	(3,272)	—	—
Investments in and advances to affiliates	(12,500)	(16,151)	—
Purchase of businesses, net of cash acquired	(6,829)	(26,643)	(19,947)
Proceeds from sale of property, plant and equipment	—	65	95

Net cash used in investing activities	(39,449)	(62,852)	(43,941)

Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(801)	(12,178)	—
Proceeds from issuance of Senior Subordinated Notes	—	127,500	—
Repayments of long-term obligations	(42,491)	(71,201)	(14,170)
Net borrowings (payments) on revolving credit facilities	—	6,803	(4,800)
Equity issuances	432	468	—
Purchase of interest rate cap agreement	(625)	—	—
Debt issuance costs	(1,600)	(5,923)	—

Net cash provided by (used in) financing activities	(45,085)	45,469	(18,970)

Change in cash and cash equivalents	15,433	(6,104)	7,269
Cash and cash equivalents:
Beginning of period	12,010	18,114	10,845

End of period	$27,443	$12,010	$18,114

Supplemental disclosures:
Taxes paid (net of tax refunds of $18,403, $6,064 and $3,662 in fiscal 2002, 2001 and 2000, respectively)	$1,465	$21,988	$28,719
Interest paid	$51,632	$54,338	$49,880

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements

Note 1:    Significant Accounting Policies

Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

Business and Basis of Presentation

Sealy Corporation (the “Company” or the “Parent”), is engaged in the consumer products business and manufactures, distributes and sells conventional bedding products including mattresses and foundations. Substantially all of the Company’s trade accounts receivable are from retail businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned companies are accounted for using the equity method. Investments in greater than 50% owned affiliates are accounted for by the consolidation method of accounting whereby the portion not owned by the Company is shown as “Minority interest” in the financial statements.

Fiscal Year

The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 1, 2002 was a 52-week year, the fiscal year ended December 2, 2001 was a 53-week year and the fiscal year ended November 26, 2000 was a 52-week year.

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

The FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, effective for years beginning after June 15, 2002, the Company’s first quarter of fiscal year 2003. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Upon adoption, this pronouncement will have no effect on the Company’s consolidated financial statements.

The FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for years beginning after December 15, 2001 and interim periods within those years, the Company’s first quarter of fiscal 2003. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company early adopted the provisions of this pronouncement for related transactions. This did not have a significant impact on the consolidated financial statements.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002, the Company’s first quarter of fiscal 2003. The Company will adopt the provisions of this statement effective December 2, 2002 and does not expect it to have a significant impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company’s 2nd quarter of 2003 with transitional disclosure required with these financial statements. The Company will adopt these provisions in its 2nd quarter, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

involvement in a VIE and does not expect there to be an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued FAS 148, “Stock - Based Compensation—Transition and Disclosure”, an amendment of FAS 123, “Accounting for Stock-Based Compensation”. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002, the Company’s fiscal year end 2003 and second quarter of 2003, respectively. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

The Emerging Issues Task Force of the FASB released Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” to provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. The Company adopted EITF 01-09 effective March 4, 2002, the first day of our fiscal second quarter, and reclassified previous period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced by $51.5 million, $42.7 million and $31.4 million for the years ended December 1, 2002, December 2, 2001 and November 26, 2000, respectively. These changes did not affect the Company’s financial position or results of operations.

Revenue Recognition

The Company recognizes revenue, net of estimated returns, when title passes which is generally upon delivery of shipments. Sales are presented net of cash discounts. The Company provides an allowance for bad debts for all estimated uncollectible accounts receivable. Additionally the Company uses historical trend information regarding returns as well as other current economic data to reduce sales for estimated future returns.

Product Delivery Costs

The Company incurred $58.4 million, $54.5 million and $44.6 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2002, 2001 and 2000, respectively. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

Concentrations of Credit Risk

Cash and cash equivalents are, for the most part, maintained with several major financial institutions in North America and Europe. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company purchases raw materials and certain components from a variety of vendors. The Company purchases approximately 50% of its Sealy foundation parts from a single third-party source, which has patents on

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

various interlocking wire configurations (the “Wire Patents”), and manufactures the remainder of these parts as a licensee under the Wire Patents. The Company purchases substantially all of its Stearns & Foster foundation parts from the same single third-party source. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal component parts manufacturing capacity.

The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five bedding customers accounted for approximately 22.0% of the Company’s net sales for the year ended December 1, 2002 and no single customer accounted for over 10.0% of the Company’s net sales.

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

Reclassification

Certain reclassifications of the 2001 and 2000 financial statements and related footnotes have been made to conform with the 2002 presentation.

Foreign Currency

Subsidiaries located outside the U.S. generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) and are not tax-effected since they relate to investments which are permanent in nature. At December 1, 2002 and December 2, 2001, accumulated foreign currency translation adjustments were $(18.5) million and $(14.1) million, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Inventory

The cost of inventories is determined by the “first-in, first-out” (FIFO) method, which approximates current cost. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company provides inventory reserves for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

Supply Agreements

The Company from time to time enters into long-term supply agreements with its customers. Any initial cash outlay by the Company is capitalized and amortized as a reduction of sales over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in “Prepaid expenses and other current assets” and “Debt issuance costs, net, and other assets” in the Company’s balance sheet.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost reduced by accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and five to fifteen years for machinery and equipment. The Company generally uses the straight-line method for calculating the provision for depreciation. The Company reviews property, plant & equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Investments

From time to time the Company makes investments in debt, preferred stock, or other securities of manufacturers, retailers, and distributors of bedding and related products both domestically and internationally to enhance business relationships and build incremental sales. These investments are included in “Investments in and advances to affiliates” in the Company’s balance sheet (See Notes 8 and 18). The Company regularly assesses its investments for impairment when events or circumstances indicate their carrying value may not be recoverable through review of their net realizable value.

Deferred Debt Costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt. The Company has the following amounts recorded in Debt issuance costs, net, and other assets:

	December 1, 2002	December 2, 2001
	(in millions)
Gross cost	$35.8	$37.2
Accumulated amortization	16.1	16.4

Net deferred debt issuance costs	$19.7	$20.8

Earnings Per Common Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 12).

Royalty Income

The Company recognizes royalty income based on sales of Sealy branded product by various licensees. The Company recognized gross royalty income of $12.2 million, $12.0 million, and $11.4 million in 2002, 2001 and 2000, respectively. The Company also pays royalties to other entities for the use of their name on product produced by the Company. The Company recognized royalty expense of $1.0 million, $0.3 million and $0.0 million in 2002, 2001 and 2000, respectively.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 10).

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses, including co-op advertising, for the years ended December 1, 2002, December 2, 2001 and November 26, 2000 amounted to $146.3 million, $153.0 million and $141.0 million, respectively.

Warranties

The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. Accrued warranty totaled $9.5 million and $8.0 million as of December 1, 2002 and December 2, 2001, respectively.

Research and Development

Product development costs are charged to operations during the period incurred and are not considered material.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 96-1, “Environmental Remediation Liabilities”. Remediation costs that relate to an existing condition caused by past operations are accrued on an undiscounted basis when it is probable that the costs will be incurred and can be reasonably estimated.

Note 2:    Inventories

The components of inventory as of December 1, 2002 and December 2, 2001 were as follows:

	2002	2001
	(in thousands)
Raw materials	$26,512	$30,734
Work in process	18,208	18,701
Finished goods	8,667	9,276

	$53,387	$58,711

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 3:    Goodwill and Other Intangible Assets

The FASB issued FAS 142, “Goodwill and Other Intangible Assets”. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. FAS 142 specifies that at the time of adoption an impairment review should be performed. If an impairment of the existing goodwill is determined, any charge will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment charges would be presented within operating results. The Company adopted the non amortization provision for acquisitions with a closing date subsequent to June 30, 2001. The Company adopted the remaining provisions of FAS 142 effective December 3, 2001, the first day of the current fiscal year. The Company completed its initial impairment review and determined that no impairment of its goodwill existed as of December 3, 2001. Additionally, the Company performed its annual impairment review of goodwill as of the beginning of the fourth quarter of fiscal year end 2002 and determined that no impairment of goodwill existed.

Goodwill as of December 2, 2001 is presented net of accumulated amortization of $103.2 million and effective with the adoption of FAS 142 is netted against the original goodwill cost.

The changes in the carrying amount of goodwill for the year ended December 1, 2002, are as follows:

Balance as of December 2, 2001	$371.4
Goodwill acquired	6.7
Goodwill reduced due to business closure	(5.3)
Increase due to foreign currency translation	2.1

Balance as of December 1, 2002	$374.9

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company recorded goodwill amortization of $12.1 million and $11.4 million for the years ended December 2, 2001 and November 26, 2000, respectively. The following presents the proforma adjusted net income (loss) and the earnings per share had the Company been required to adopt FAS 142 in fiscal 2000:

	Year ended December 2, 2001	Year ended November 26, 2000
Reported net (loss) income before extraordinary item and cumulative effect of change in accounting principle	$(20,286)	$30,140
Add back goodwill amortization	12,099	11,436

Adjusted net (loss) income before extraordinary item and cumulative effect of change in accounting principle	(8,187)	41,576
Extraordinary item	679	—
Cumulative effect of change in accounting principle	(152)	—

Adjusted net (loss) income	(8,714)	41,576
Liquidation preference for common L&M shares	16,862	14,808

Net (loss) income available to common shareholders	$(25,576)	$26,768

Basic earnings per share :
Reported net (loss) income before extraordinary item and cumulative effect of change in accounting principle	$(0.65)	$0.96
Add back goodwill amortization	0.39	0.36

Adjusted (loss) income before extraordinary item and cumulative effect of change in accounting principle	(0.26)	1.32
Extraordinary item	(0.02)	—
Cumulative effect of change in accounting principle	—	—

Adjusted net (loss) income	(0.28)	1.32
Liquidation preference for common L&M shares	(0.54)	(0.47)

Net (loss) income available to common shareholders	$(0.82)	$0.85

Diluted earnings per share *:
Reported net (loss) income before extraordinary item and cumulative effect of change in accounting principle	$(0.65)	$0.88
Add back goodwill amortization	0.39	0.33

Adjusted (loss) income before extraordinary item and cumulative effect of change in accounting principle	(0.26)	1.21
Extraordinary item	(0.02)	—
Cumulative effect of change in accounting principle	—	—

Adjusted net (loss) income	(0.28)	1.21
Liquidation preference for common L&M shares	(0.54)	(0.43)

Net (loss) income available to common shareholders	$(0.82)	$0.78

*	Due to the loss for the year ended December 2, 2001, the dilutive securities are antidilutive and, accordingly, are excluded from the calculation in dilutive earnings per share.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Total other intangibles of $5.1 million (net of accumulated amortization of $13.3 million) as of December 1, 2002 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 4:    Long-Term Obligations

Long-term debt as of December 1, 2002 and December 2, 2001 consisted of the following:

	2002	2001
	(in thousands)
Senior AXELs Credit Agreement	$322,475	$324,375
Senior Revolving Credit Agreement:
Tranche A Term Loan	—	25,737
Revolving Credit Facility	—	—
Senior Subordinated Notes (net of premium: 2002—$1,878 and 2001—$2,251)	251,878	252,251
Senior Subordinated Discount Notes (net of discount: 2002—$576 and 2001—$13,355)	127,424	114,645
Junior Subordinated Notes	45,246	40,038
Other	6,211	21,065

	753,234	778,111
Less current portion	33,338	29,858

	$719,896	$748,253

In November 2002, the Company renegotiated its revolving credit facility (the “Revolving Credit Facility”) included in the Senior Credit Agreements. Previously the Company had the ability to borrow $100.0 million under the facility, which was to expire on December 15, 2002. This facility was replaced with a $50.0 million Revolving Credit Facility, which expires on November 15, 2004. The Company incurred costs of $2.8 million in obtaining the Revolving Credit Facility which is to be amortized over the life of the facility as additional interest expense. Additionally, the Senior Credit Agreements provide for a term loan facility (the “Term Loan Facility”) of $450.0 million. The Senior Credit Agreements require the Company to meet certain financial tests, including minimum levels of adjusted EBITDA (as defined) as specified in the agreements, minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. These restrictions however, generally do not prohibit the ability of the Company’s subsidiaries to pay dividends or make distributions to the Parent. The Company was in compliance with its financial covenants as of December 1, 2002. At December 1, 2002 the Company had approximately $35.4 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $14.6 million. The Company’s net weighted average borrowing cost was 9.0% and 10.1% for Fiscal 2002 and 2001, respectively.

Indebtedness under the Senior Credit Agreements bears interest at a floating rate. Indebtedness under the Revolving Credit Facility and the Term Loans initially bears interest at a rate (subject to change based on attainment of certain leverage ratio levels) based upon (i) the Base Rate (defined as the highest of (x) the rate of interest announced publicly by JP Morgan Chase Bank of New York from time to time, as its base rate or (y) the Federal funds effective rate from time to time plus 0.50%) plus the applicable rate margin as defined by the Senior Credit Agreement in respect of the Tranche A Term Loans and the Revolving Credit Facility, 1.00% in respect of the AXELs Series B, 1.25% in respect of the AXELs Series C and 1.50% in respect of the AXELs Series D, or (ii) the Adjusted Eurodollar Rate (as defined in the Senior Credit Agreements) for one, two, three or

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

six months (or, subject to general availability, two weeks to twelve months), in each case plus the applicable Eurodollar rate margin as defined by the Senior Credit Agreement in respect of Tranche A Term Loans and the Revolving Credit Facility, 2.00% in respect of AXELs Series B, 2.25% in respect of AXELs Series C and 2.50% in respect to AXELs Series D.

In November 2002, the Company prepaid the outstanding balance of the Tranche A Term Loans which were scheduled to mature in December 2002. The AXELs Series B mature in December 2004. The AXELs Series C mature in December 2005. The AXELs Series D mature in December 2006. Prior to the prepayment in November 2002, the Tranche A Term Loans were subject to quarterly amortization payments commencing in March 1999, the AXELs Series B, the AXELs Series C and the AXELs Series D are subject to quarterly amortization payments commencing in March 1998 with the AXELs Series B amortizing in nominal amounts until the maturity of the Tranche A Term Loans, the AXELs Series C amortizing in nominal amounts until the maturity of the AXELs Series B and the AXELs Series D amortizing in nominal amounts until the maturity of the AXELs Series C. The Revolving Credit Facility matures in November 2004. In addition, the Senior Credit Agreements provide for mandatory repayments, subject to certain exceptions, of the Term Loans, and reductions in the Revolving Credit Facility, based on the net proceeds of certain asset sales outside the ordinary course of business of the Issuer and its subsidiaries, the net proceeds of insurance, the net proceeds of certain debt and equity issuances, and excess cash flow (as defined in the Senior Credit Agreements). The Company has not historically been subject to the Mandatory Prepayment Provisions. Mandatory Prepayment under the excess cash flow provision were required at December 1, 2002 totaling approximately $6.8 million.

The Senior Subordinated Notes, which are guaranteed by the Parent (Sealy Corporation), were issued pursuant to an Indenture (the “Senior Subordinated Note Indenture”) among the Issuer (Sealy Mattress Company), the Guarantors and The Bank of New York, as trustee (the “Senior Subordinated Note Trustee”). Notes in aggregate principal amount of $125.0 million were issued in an initial offering in 1998. An additional offering of $125.0 million was made in 2001 pursuant to the indenture. All Notes mature on December 15, 2007 and bear interest at the rate of 9 7/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The proceeds from the offering in 2001 were used to repay existing bank debt. As a result, the Company recognized an extraordinary loss on the write-off of a portion of the previous debt issuance costs of $0.7 million (net of a $0.5 million tax benefit).

The Senior Subordinated Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage of Principal Amount
2003	103.292%
2004	101.646%
2005 and thereafter	100.000%

The Senior Subordinated Discount Notes, which are guaranteed by the Parent, in aggregate principal amount of $128.0 million were issued in December 1997, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the “Full Accretion Date”), no interest (other than liquidated damages, if applicable) will

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

accrue or be paid in cash on the Senior Subordinated Discount Notes, but the Accreted Value will accrete (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis. Beginning on December 15, 2002, interest on the Senior Subordinated Discount Notes will accrue at the rate of 10 7/8% per annum and will be payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1. With the change to cash pay, the Company will be required to fund approximately $13.3 million in additional interest in 2003.

The Senior Subordinated Discount Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage of Principal Amount
2003	103.625%
2004	101.812%
2005 and hereafter	100.000%

The Junior Note had an initial principal balance outstanding of $25.0 million and matures in December 2008. Interest on the Junior Note accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company elects to add accrued interest for such quarter to the then outstanding principal balance. The Company has the option, at each quarter end, to elect to pay the interest due for the quarter or add such interest to the principal balance through the term of the Note. From inception, the Company has elected to add accrued interest to the principal balance increasing the total outstanding balance to $45.2 million at December 1, 2002.

During the first quarter of 2001, the Company entered into an agreement to secure an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$25.0 million ($16.0 US). The revolving credit facility expires in fiscal 2004. At December 1, 2002, the Company had approximately C$25.0 million ($16.0 US) available under this facility.

At December 1, 2002, the annual scheduled maturities of the principal amounts of long-term obligations were (in thousands, and excluding future mandatory prepayments which may be required as discussed above):

2003	$33,338
2004	77,460
2005	87,601
2006	103,014
2007	27,196
Thereafter	424,625

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 5:    Lease Commitments

The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at December 1, 2002.

Fiscal Year	Commitments Under Operating Leases
(in thousands)
2003	$8,063
2004	6,610
2005	5,616
2006	4,596
2007	3,587
Thereafter	4,279

$32,751

Rental expense charged to operations is as follows:

	Year Ended Dec. 1, 2002	Year Ended Dec. 2, 2001	Year Ended Nov. 26, 2000
	(in thousands)
Minimum rentals	$13,790	$13,356	$10,014
Contingent rentals (based upon delivery equipment mileage)	2,686	2,725	1,924

	$16,476	$16,081	$11,938

The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2012. Most of the operating leases provide for increased rent through increases in general price levels.

Note 6:    Fair Value of Financial Instruments

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Senior AXELs Credit Agreement and the Senior Revolving Credit Agreement approximates fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the Senior Subordinated Notes and Senior Subordinated Discount Notes, based on a quoted market price, was $238.8 million and $126.7 million, respectively, at December 1, 2002.

Note 7:    Hedging Strategy

In 2000, the Company entered into an interest rate swap agreement that effectively converted $234.8 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the year ended December 1, 2002, $2.0 million was amortized into interest expense. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the year ended December 1, 2002, $15.0 million was recorded as interest expense as a result of the change in its fair market value. At December 1, 2002 and December 2, 2001, the fair value carrying amount of this instrument was $(20.2) million and $(15.7) million, respectively, which is recorded as follows:

	December 1, 2002	December 2, 2001
	(in millions)
Accrued interest	$2.1	$1.5
Other accrued expenses	7.6	5.5
Other noncurrent liabilities	10.5	8.7

	$20.2	$15.7

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $234.8 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are to be recorded in interest expense. For the year ended December 1, 2002, $10.4 million was recorded as a reduction of interest expense as a result of the change in its fair market value. At December 1, 2002, the fair value carrying amount of this instrument is $7.8 million with $5.1 million recorded in prepaid expenses and other current assets and $2.7 million recorded in noncurrent assets.

The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The Company recorded $29 thousand as a reduction to interest expense for the year ended December 1, 2002. At December 1, 2002, the fair value carrying amount of this instrument, which is included in noncurrent assets, was an asset of $29 thousand.

At December 1, 2002 and December 2, 2001, accumulated other comprehensive income (loss) associated with the interest rate swaps was $(10.9) million and $(15.9) million, respectively.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At December 1, 2002, the Company had forward contracts to sell a total of 19.4 million Mexican pesos with expiration dates of February 27, 2003 and February 28, 2003, forward contracts to sell a total of 4.8 million Canadian dollars with expiration dates ranging from December 11, 2002 through February 26, 2003 and an option contract to sell a total of 2.6 million Canadian dollars with an expiration date of December 6, 2002. The fair values of these contracts are not significant.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 8:    Other (Income) Expense, Net

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred to the Company in November 2002. MHI acquired minority interests in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, and Mattress Holdings Corporation (MHC) in 1999. MHC, controlled by Bain Capital, is a holding company which owns substantially all of the common stock of Mattress Discounters Corporation, a domestic mattress retailer, and the common stock of an international mattress retailer. The Malachi investment was accounted for by MHI under the equity method. Accordingly, the Company recorded equity in the (losses) earnings of Malachi of $(5.6) million, $(4.0) million and $0.5 million for the years ended December 1, 2002, December 2, 2001 and November 26, 2000, respectively. The MHC investment was accounted for by MHI under the cost method. Various operating factors combined with weak economic conditions during 2001, resulted in a review by Company management of the equity values related to these affiliates. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001. See Note 18 for further discussion.

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

Additionally, Other (income) expense, net includes interest income of $2.2 million, $1.9 million and $3.2 million for the years ended December 1, 2002, December 2, 2001 and November 26, 2000, respectively.

Other (income) expense, net also includes $(0.3) million, $(0.5) million and $0.2 million for minority interest associated with the Argentina operations in 2002, 2001 and 2000, respectively. During the second quarter of 2002, the Company acquired the remaining 30% interest of the Argentina operations and will no longer record minority interest. See also Note 14.

Note 9:    Stock Option and Restricted Stock Plans

On December 18, 1997, the Company’s Board of Directors adopted the 1998 Stock Option Plan (“1998 Plan”) and reserved 5,000,000 shares of Class A Common Stock of the Company for issuance. Options under the 1998 Plan may be granted either as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. The options vest 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant.

Upon consummation of the 1997 Recapitalization of the Company, certain senior executives received fully-vested ten-year stock options to acquire 145,516 shares of the Company’s Class L Common Stock at an exercise price of $10.125 per share and 1,309,644 shares of the Company’s Class A Common Stock at an exercise price of $0.125 per share.

The Company recorded (income) expense of $0.8 million, $(2.7) million and $6.8 million in fiscal 2002, 2001 and 2000, respectively, to revalue the right of one executive to require the Company to repurchase certain securities of the Company at the greater of fair market value or original cost. The (income) expense associated with the right was recorded in stock based compensation. During fiscal 2001, the Company satisfied a portion of

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

the obligation through a draw of the Company’s Revolving Credit Facility and the delivery of a portion of the executive’s securities. At December 1, 2002, the Company has $5.4 million recorded for the obligation which is reflected in “other noncurrent liabilities”.

FAS No. 123 Disclosures:    As permitted by FAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 123 does however require the disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

For purposes of this pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company recognized no compensation expense in 2002, 2001 or 2000 as all options were granted at or above the fair market value of the stock at the date of grant.

		2002	2001	2000
Net income (loss) (in thousands)	As reported	$16,919	$(20,813)	$30,140
	Pro forma	$16,324	$(21,458)	$29,552
Net earnings (loss) per share-Diluted	As reported	$0.55	$(0.67)	$0.88
	Pro forma	$0.53	$(0.69)	$0.86

The fair value for all options granted were estimated at the date of grant or revaluation using a Black-Scholes option pricing model with the following weighted-average assumptions: the expected life for all options is seven years; the expected dividend yield for all stock is zero percent and the expected volatility of all stock is zero percent. The fair market value of the Company’s stock is determined by the Company’s Board of Directors based on a value as determined by a multiple of “adjusted” earnings before interest, income taxes, depreciation and amortization (“Adjusted” EBITDA).

The risk free interest rates utilized for the grants are as follows:

Option Grant Date	Risk Free Interest Rate
Fiscal 2000	5.77%-6.09%
Fiscal 2001	4.62%-5.39%
Fiscal 2002	4.07%-5.22%

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

A summary of the status and changes of shares subject to options and the related average price per share is as follows:

	Shares Subject to Options	Average Option Price Per Share
Outstanding November 28, 1999 (296,086 options exercisable)	3,563,086	$2.02
Granted	151,500	7.80
Exercised	—	—
Canceled	(39,000)	0.56

Outstanding November 26, 2000 (1,539,086 options exercisable)	3,675,586	2.27
Granted	747,000	9.48
Exercised	(288,056)	5.15
Canceled	(241,000)	2.02

Outstanding December 2, 2001 (1,860,930 options exercisable)	3,893,530	3.46
Granted	986,700	4.38
Exercised	(425,850)	1.03
Canceled	(834,000)	2.10

Outstanding December 1, 2002 (1,543,880 options exercisable)	3,620,380	$4.31

For various price ranges, weighted average characteristics of outstanding stock options at December 1, 2002 were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise prices	Shares	Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
Class A
$0.00-$1.20	1,132,585	5.4	$0.50	888,185	$0.49
$2.40-$3.60	234,500	9.4	2.50	—	—
$3.60-$4.80	644,000	5.3	4.18	562,000	4.18
$4.80-$6.00	758,700	9.5	5.03	27,600	5.34
$6.01-$7.20	53,500	7.6	6.77	16,800	6.93
$7.21-$8.40	27,500	7.6	7.88	11,000	7.88
$8.41-$9.60	529,000	8.6	8.55	13,200	9.60
$10.80-$12.00	215,500	8.2	12.00	—	—
Class L
$0.00-$10.13	25,095	5.0	$10.13	25,095	$10.13

The weighted average fair value of options granted were $0, $2.95 and $2.68 in 2002, 2001 and 2000, respectively.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 10:    Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

	Year ended Dec. 1, 2002	Year ended Dec. 2, 2001	Year ended Nov. 26, 2000
	(in thousands)
Current:
Federal	$2,743	$9,541	$20,444
State and local	433	(661)	2,455
Foreign	6,195	8,633	5,199

	9,371	17,513	28,098
Deferred:
Federal	(2,014)	(3,213)	(450)
State and local	(288)	(459)	(64)
Foreign	163	(1,239)	(352)

	(2,139)	(4,911)	(866)

Total tax expense including effects of extraordinary item and cumulative effect of change in accounting principle	7,232	12,602	27,232
Benefit allocated to loss from early extinguishment of debt	—	452	—
Expense allocated to cumulative effect of change in accounting principle	—	(101)	—

Income tax expense before extraordinary item	$7,232	$12,953	$27,232

Income before taxes from foreign operations amounted to $13.4 million, $6.4 million, and $12.2 million for the years ended December 1, 2002, December 2, 2001, and November 26, 2000, respectively.

The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year ended Dec. 1, 2002	Year ended Dec. 2, 2001	Year ended Nov. 26, 2000
Income tax expense (benefit) computed at statutory U.S. Federal income tax rate	$8,453	$(2,567)	$20,079
State and local income taxes, net of federal tax benefit	(1)	(718)	1,809
Foreign tax rate differential and effects of foreign earnings repatriation	1,584	2,762	53
Effect of nondeductible loss	—	9,881	—
Adjustment of estimated loss carryforward previously reserved	(4,312)	—	—
Effect of non deductible meals and entertainment	494	592	674
Other items, net	1,014	(745)	891

Income tax expense before permanent differences resulting from purchase accounting	7,232	9,205	23,506
Permanent differences resulting from purchase accounting, principally goodwill	—	3,748	3,726

Total income tax	$7,232	$12,953	$27,232

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company’s total deferred tax assets and liabilities and their significant components are as follows:

	2002		2001
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$4,271	$3,625	$4,949	$3,466
Allowance for doubtful accounts	9,910	—	7,863	—
Plant shutdown, idle facilities, and environmental costs	—	2,910	357	1,719
Tax credit and loss carryforward benefit	341	7,205	893	12,034
Accrued warranty reserve	3,529	—	2,930	—
Other accrued reserves	1,188	—	1,833	—
Book versus tax differences related to property, plant, and equipment	(552)	(24,639)	(552)	(25,462)
Book versus tax differences related to intangible assets	—	(10,204)	—	(8,021)
All other	3,445	60	613	447

	22,132	(21,043)	18,886	(15,817)

Valuation allowance	—	(6,744)	—	(12,002)

	$22,132	$(27,787)	$18,886	$(27,819)

The Company recorded a valuation allowance of $12.0 million in the year ended December 2, 2001, against part of the deferred tax asset for the tax credit and loss carryforward benefit due to uncertainties regarding utilization in the statutory period. During the year ended December 1, 2002, the valuation allowance was reduced to $6.7 million as a result of an estimated capital loss being smaller than previously recognized.

A provision has not been made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries. Upon repatriation of such earnings, withholding taxes might be imposed that are then available for use as credits against U.S. Federal income tax liability, subject to certain limitations. The amount of taxes that would be payable on repatriation of the entire amount of undistributed earnings is immaterial at December 1, 2002 and December 2, 2001.

Note 11:    Retirement Plans

Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company’s board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $10.4 million, $6.5 million, and $8.4 million for the years ended December 1, 2002, December 2, 2001, and November 26, 2000, respectively.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 12:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000
	(in thousands)
Numerator:
Income (loss) before extraordinary item	$16,919	$(20,286)	$30,140
Extraordinary item, net	—	679	—
Cumulative effect of change in accounting principle	—	(152)	—

Net income (loss)	16,919	(20,813)	30,140
Liquidation preference for common L & M shares	18,598	16,862	14,808

Net income (loss) available to common shareholders	$(1,679)	$(37,675)	$15,332

Denominator:
Denominator for basic earnings per share—weighted average shares	30,935	31,075	31,485
Effect of dilutive securities:
Stock options	—	—	2,750

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	30,935	31,075	34,235

Due to the loss available to common shareholders and loss from continuing operations in 2002 and 2001, respectively, the potentially dilutive securities would have been antidilutive. Accordingly, they are excluded from the calculation in dilutive earnings per share.

The Company’s capital stock consists of Class A common stock, par value $0.01 per share (“Class A Common”), Class B common stock, par value $0.01 per share (“Class B Common”), Class L common stock, par value $0.01 per share (“Class L Common”), and Class M common stock, par value $0.01 per share (“Class M Common” and collectively with the Class A Common, Class B Common and Class L Common, “Common Stock”). The Class L Common and the Class M Common are senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. Class A Common and Class L Common are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. As of December 1, 2002 and December 2, 2001, the aggregate liquidation preference of Class L and Class M Common, including the preferred yield of 10% compounded annually, amounted to $204.9 million and $185.7 million, respectively. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 13:    Summary of Interim Financial Information (Unaudited)

Quarterly financial data for the years ended December 1, 2002 and December 2, 2001, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share data)
2002:
Net sales	$291,773	$299,755	$313,607	$284,033
Gross profit	126,763	129,493	131,251	121,998
Net income (loss)	8,446	(8,392)	8,354	8,511
Earnings per share—Basic	0.27	(0.27)	0.27	0.28
Earnings per share—Diluted	0.27	(0.27)	0.27	0.28

2001:
Net sales	$258,608	$263,942	$316,437	$315,066
Gross profit	112,376	106,949	133,771	132,371
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	4,783	1,395	(21,746)	(4,718)
Extraordinary item	—	679	—	—
Cumulative effect of change in accounting principle	(152)	—	—	—
Net income (loss)	4,935	716	(21,746)	(4,718)
Earnings per share—Basic	0.16	0.02	(0.71)	(0.14)
Earnings per share—Diluted	0.15	0.02	(0.71)	(0.14)

In the fourth quarter of 2002, the Company recorded pretax charges of $6.1 million in connection with difficulties associated with accounts receivable system conversion.

FAS 142, “Goodwill and Other Intangible Assets”, was adopted by the Company on December 3, 2001. The 2001 quarterly information presented in the table above does not reflect the effects of this adoption. The Company recorded goodwill amortization of $2.9 million, $3.0 million, $3.0 million and $3.2 million for the quarters ended February 25, 2001, May 27, 2001, August 26, 2001 and December 2, 2001, respectively. The following presents the proforma adjusted net income (loss) and the earnings per share had the Company been required to adopt FAS 142 in fiscal 2001.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share data)
2001:
Adjusted net income (loss)	7,805	3,691	(18,708)	(1,502)
Adjusted earnings per share—Basic	0.25	0.12	(0.61)	(.04)
Adjusted earnings per share—Diluted	0.24	0.12	(0.61)	(.04)

Note 14:     Business Acquisitions

On April 6, 2001, the Company acquired the outstanding capital stock of Sapsa Bedding, S.A., of Paris, France for $31.5 million, including costs associated with the acquisition. Sapsa, with primary locations in Paris, France and Milan, Italy, manufactures and sells latex bedding and bedding products to retailers and wholesalers in Europe. Sapsa also sells latex mattress cores and pillows to other manufacturers which sell the finished products under their own trademark. As part of the purchase price, EUR 3.0 million (approximately $3.0 million) is being held in escrow pursuant to the Share Sale Agreement. In addition, the Company was holding EUR 4.3 million (approximately $4.3 million) as additional escrow funds which was disbursed in November 2002. The

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the purchase price allocation, the Company recorded $18.1 million of indefinite-lived goodwill and $2.3 million other amortizable intangibles.

Cash price	$31.5
Liabilities assumed	44.8

Purchase price	76.3
Fair value of assets acquired	55.9

Goodwill and other intangible assets	$20.4

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

On August 10, 2000, the Company acquired 70% of the outstanding capital stock of Rozen S.R.L. for $9.5 million, including costs associated with the acquisition. Rozen, located in Buenos Aires, Argentina, manufactures and sells bedding to retailers located in Argentina. Rozen also owns and operates several retail sleep shops in the Buenos Aires area. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the purchase price allocation, the Company recorded $4.7 million in indefinite lived goodwill.

Cash paid	$9.5
Liabilities assumed	9.4

Purchase price	18.9
Fair value of assets acquired	14.2

Goodwill	$4.7

During the second quarter of 2002, the Company acquired the remaining 30% interest of Rozen, the Company’s Argentina operations, for $1.6 million including fees and expenses and recorded additional indefinite lived goodwill of $1.4 million.

During 2001, Rozen’s operations were negatively impacted by deteriorating economic conditions in Argentina resulting in a loss from operations. As a result of these economic conditions, the Argentine government allowed the peso, previously pegged 1 to 1 to the U.S. dollar, to freely float at a market exchange rate subsequent to December 2, 2001. In addition, the Argentine government imposed a restriction that severely limited cash withdrawals from the country. As a result of the operating loss incurred by Rozen, the deteriorating economic conditions and the uncertainty surrounding the peso devaluation, the Company reviewed the carrying value of its investment in Rozen S.R.L. As a consequence, the Company recorded a non-cash impairment charge

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

of $4.4 million in 2001 to write off all remaining unamortized goodwill. Management believes the value of the remaining assets are recoverable. On December 1, 2002, the peso was trading at approximately 3.5 pesos to the dollar.

On September 1, 2000, the Company acquired certain operating assets of Premier Bedding Group, LLC for $8.3 million. The business acquired manufactures and sells bedding to retailers primarily in the United States under the Bassett and Carrington Chase brand names. As part of the acquisition, the Company acquired the exclusive right to manufacture, market and sell bedding under the previously mentioned brand names through October, 2015. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair value. As a result of the purchase price allocation, the Company recorded $3.5 million of other amortizable intangibles associated with the license agreement acquired. This intangible is being amortized over a 15 year period.

Due to the immateriality of the acquisitions to the Company’s balance sheet and statement of operations, no pro forma disclosures are considered necessary.

Note 15:    Contingencies

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

While the Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, the Company believes that the accruals recorded (approximately $3.0 million at December 1, 2002) are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision, these matters could have a material adverse effect. Annual costs associated with on going testing and monitoring at those sites are not material.

Note 16:    Segment Information

The Company operates predominately in one industry segment, the manufacture and marketing of conventional bedding. During 2002, 2001 and 2000 no one customer represented 10% or more of total net sales. Sales outside the United States were $216.8 million, $187.7 million and $111.0 million for 2002, 2001 and 2000, respectively. Additionally, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $43.7 million and $46.0 million as of December 1, 2002 and December 2, 2001, respectively.

Note 17:    Plant Closings and Restructuring Charges

During 2002, the Company shutdown its Lake Wales and Taylor facilities. The Company recorded a $2.5 million charge associated with the Lake Wales shutdown to writedown the land, building and equipment to its estimated fair market value and a $0.3 million charge associated with the Taylor shutdown primarily for severance.

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

Note 18:    Related Party Transactions

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred to the Company in November 2002. MHI acquired minority interests in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, and Mattress Holdings Corporation (MHC) in 1999. MHC, controlled by Bain Capital LLC, is a holding company which owns substantially all of the common stock of Mattress Discounters Corporation, a domestic mattress retailer, and the common stock of an international mattress retailer. The Malachi investment was accounted for by MHI under the equity method and the MHC investment was accounted for by MHI under the cost method. The Company had sales to Malachi and Mattress Discounters as follows:

	Year ended December 1, 2002	Year Ended December 2, 2001	Year Ended November 26, 2000
	($’s in million)
Malachi Mattress America, Inc.	$58.7	$67.9	$53.1
Mattress Discounters Corporation	$71.6	$82.1	$86.9

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

At December 2, 2001, the Company’s net exposure to the affiliates was $36.6 million including specific bad debt reserves of $6.2 million. The Company also reclassified $15.0 million from trade receivables to Investments in and advances to affiliates due to uncertainty of the timing of the collection of such amounts. The Company continued to closely monitor the operations of Malachi and Mattress Discounters during 2002 and the total exposure to the affiliates. Accordingly, the Company recorded additional specific bad debt charges of $22.9 million during 2002.

In October 2002, MHI acquired substantially all of the remaining interest in Malachi for cash payments of $1.5 million and a transfer of 2% of the Company’s outstanding common equity. MHI also paid $2.0 million in expenses associated with the acquisition. The Company funded the cash payments through existing cash. The equity transfer was effected through shares of Sealy stock currently owned by the Company’s investors. Concurrent with the acquisition, MHI sold 100% of its interest in Malachi to an independent third party, canceled $21.7 million in trade receivables all of which were fully reserved, received a $17.5 million long-term note due and payable in June 2009 and Malachi’s name was changed to Mattress Firm, Inc. The note bears no interest for the first two years with the rate escalating to 7% by October 2008 with quarterly interest payments commencing in January 2005. Due to Mattress Firm, Inc.’s past operating performance and the favorable interest rate provided on the note, the Company has valued the note at $8.8 million reflecting a market rate and the credit worthiness of the “new” Mattress Firm. The note is recorded in long-term notes receivable in the balance sheet. Subsequent to the write-off, the outstanding receivables assumed by Mattress Firm, Inc. were $10.8 million. MHI also loaned Mattress Firm, Inc. $3.3 million secured by all of its assets. This loan bears interest at 7% with quarterly interest payments beginning December 31, 2002. The full principal balance is due and payable in October 2007. This loan is also recorded in long-term notes receivable in the balance sheet.

After consummation of the transactions, the Company’s total exposure to Mattress Firm, Inc., net of reserves, was $21.9 million; of which $3.3 million is secured. The Company’s net exposure at December 1, 2002 was $19.5 million. The Company believes that the recent operating performance of Mattress Firm, Inc. has improved. In addition, the current owners have made additional cash infusions in the business and have improved its overall capital structure. The Company has been receiving timely payments on its outstanding receivables assumed by Mattress Firm. Based on this, the Company believes that it has adequate reserves against its current exposure. The Company will, however, continue to monitor this business to determine whether reserve levels are appropriate. Concurrent with the transactions, the Company entered into a new long-term, non-exclusive supply agreement with Mattress Firm, Inc. through November 1, 2008 which replaced an exclusive supply agreement. The Company does not expect that any sales reduction as a result of the amended supply agreement will have a material adverse effect on the Company. As a result of the transactions previously described, Mattress Firm, Inc. is no longer an affiliate of Bain Capital LLC or Sealy.

In October 2002, Mattress Discounters Corporation filed a voluntary joint petition with the U.S. Bankruptcy Court for the District of Maryland for reorganization under Chapter 11 of the U.S. Bankruptcy Code and is operating as a debtor in possession under the Bankruptcy Code. The Company has submitted a $12.6 million claim as a secured creditor for principal and interest advanced to Mattress Discounters through a participation in its bank facility. This advance is also guaranteed by Mattress Holdings Corporation. The Company also wrote-off the net accounts receivable which was fully reserved and initially submitted a $16.0 million claim as an unsecured creditor. In exchange for the Company’s agreement to amend and restate the prepetition supply

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

agreement to remove the requirement for Sealy to be Mattress Discounters’ exclusive supplier, the Company accepted an allowance for an unsecured claim of $24.0 million and an extension of the supply agreement through 2008. The current plan submitted by the debtor to the bankruptcy court contemplates that the majority of Mattress Discounters’ common stock would be held by its bondholders. In addition, the Company would receive a secured note, guaranteed by MHC, for the $12.6 million secured claim and a non-controlling minority interest for the unsecured claim. The secured note would require quarterly payments of $1.2 million commencing March 31, 2005 with all outstanding amounts due and payable on October 31, 2006. The secured note would be subordinated to a new senior secured facility of approximately $11.2 million and a $3.0 million debtor-in-possession loan. The secured note will bear interest at the greater of the prime rate plus 3.0% or LIBOR plus 4.0%, subject to escalation during the term. While there can be no assurance, the Company expects Mattress Discounters to emerge from Chapter 11 during 2003. During the bankruptcy period, Mattress Discounters has exited four markets. The majority of the stores in the exited markets have been acquired by current Sealy customers. The Company does not believe that any sales reductions, as a result of the amended supply agreement or the markets exited, will have a material adverse effect on the Company. As part of Mattress Discounters filing Chapter 11, the Company has agreed to provide Mattress Discounters with debtor in possession financing up to $3.0 million in trade credit as Mattress Discounters reorganizes. At the time Mattress Discounters filed Chapter 11, the Company had fully reserved all of its trade receivables from Mattress Discounters. At December 1, 2002, the Company had extended net trade credit to Mattress Discounters of $0.4 million. The Company’s total exposure at December 1, 2002 was $13.0 million including the previously mentioned Note.

The Company also had sales of $13.2 million, $11.0 million and $8.0 million for the years ended December 1, 2002, December 2, 2001 and November 26, 2000, respectively, to the international affiliate that is owned by Mattress Holdings Corporation.

The Company believes that the terms on which mattresses are supplied to these affiliates are not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party.

Note 19:    Guarantor/Non-Guarantor Financial Information

As discussed in Note 4, the Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes. Substantially all of the Issuer’s operating income and cashflow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of December 1, 2002 and December 2, 2001, consolidating condensed statements of operations and cash flows for each of the years in the three-year period ended December 1, 2002.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

2.	Sealy Corporation (the “Parent” and a “Guarantor”), Sealy Mattress Company (the “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$28	$21,881	$5,534	$—	$27,443
Accounts receivable—Non-affiliates, net	11	16	115,141	49,574	—	164,742
Accounts receivable—Affiliates, net			420	3,333	—	3,753
Inventories	—	1,501	36,377	15,509	—	53,387
Prepaid expenses, deferred income taxes and other current assets	(97)	5,557	29,490	7,748	—	42,698

	(86)	7,102	203,309	81,698	—	292,023
Property, plant and equipment, at cost	—	5,398	223,526	51,702	—	280,626
Less accumulated depreciation	—	2,517	95,568	8,616	—	106,701

	—	2,881	127,958	43,086	—	173,925
Other assets:
Goodwill	—	14,816	314,698	45,432	—	374,946
Other intangibles, net	—	—	3,689	1,389		5,078
Net investment in and advances to (from) subsidiaries and affiliates	(65,254)	590,852	(359,727)	(110,986)	(54,885)	—
Investment in and advances to affiliate	—	—	—	12,950	—	12,950
Long-term notes receivable	—	—	—	12,022	—	12,022
Debt issuance costs, net, and other assets	106	22,318	8,954	2,626	—	34,004

	(65,148)	627,986	(32,386)	(36,567)	(54,885)	439,000

Total assets	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Current portion—long-term obligations	$—	$29,437	$—	$3,901	$—	$33,338
Accounts payable	—	229	38,481	30,380	—	69,090
Accrued interest	—	1,764	12,246	253	—	14,263
Accrued customer incentives and advertising	—	1,059	35,468	5,003	—	41,530
Accrued compensation	—	144	19,589	4,749	—	24,482
Other accrued expenses	51	10,224	25,238	7,984	—	43,497

	51	42,857	131,022	52,270	—	226,200
Long-term obligations	45,246	672,340	63	2,247	—	719,896
Other noncurrent liabilities	5,687	10,442	25,593	5,083	—	46,805
Deferred income taxes	(478)	679	19,582	8,004	—	27,787
Minority interest	—	—	—	—	—	—
Stockholders’ equity (deficit)	(115,740)	(88,349)	122,621	20,613	(54,885)	(115,740)

Total liabilities and stockholders’ equity (deficit)	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

December 2, 2001

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$55	$6,442	$5,513	$—	$12,010
Accounts receivable—Non-affiliates, net	7	6,847	102,854	42,337	—	152,045
Accounts receivable—Affiliates, net	—	—	26,703	2,358	—	29,061
Inventories	—	1,521	42,429	14,761	—	58,711
Prepaid expenses, deferred income taxes and other current assets	263	335	27,786	9,156	—	37,540

	270	8,758	206,214	74,125	—	289,367
Property, plant and equipment, at cost	—	5,231	219,591	46,417	—	271,239
Less accumulated depreciation	—	2,220	79,234	5,488	—	86,942

	—	3,011	140,357	40,929	—	184,297
Other assets:
Goodwill	—	14,816	316,323	40,215	—	371,354
Other intangibles, net	—	—	3,974	1,868		5,842
Net investment in and advances to (from) subsidiaries and affiliates	(88,818)	586,266	(417,900)	(48,087)	(31,461)	—
Investment in and advances to affiliates	—	—	—	15,468	—	15,468
Debt issuance costs, net and other assets	156	20,652	13,412	2,579	—	36,799

	(88,662)	621,734	(84,191)	12,043	(31,461)	429,463

Total assets	$(88,392)	$633,503	$262,380	$127,097	$(31,461)	$903,127

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Current portion—long-term obligations	$—	$18,658	$64	$11,136	$—	$29,858
Accounts payable	—	327	51,078	23,179	—	74,584
Accrued customer incentives and advertising	—	1,496	35,789	4,164	—	41,449
Accrued compensation	—	372	10,464	4,073	—	14,909
Accrued interest	—	741	13,884	285	—	14,910
Other accrued expenses	51	7,157	20,073	11,588	—	38,869

	51	28,751	131,352	54,425	—	214,579
Long-term obligations	40,038	698,350	80	9,785	—	748,253
Other noncurrent liabilities	6,124	10,310	23,569	4,339	—	44,342
Deferred income taxes	(1,699)	703	21,656	7,159	—	27,819
Minority interest	—	—	—	1,040	—	1,040
Stockholders’ equity (deficit)	(132,906)	(104,611)	85,723	50,349	(31,461)	(132,906)

Total liabilities and stockholders’ equity (deficit)	$(88,392)	$633,503	$262,380	$127,097	$(31,461)	$903,127

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$43,958	$816,284	$196,570	$(11,173)	$1,045,639
Net sales—Affiliates	—	—	130,304	13,225	—	143,529

Total net sales	—	43,958	946,588	209,795	(11,173)	1,189,168
Costs and expenses:
Cost of goods sold—Non-affiliates	—	29,787	460,322	122,943	(11,173)	601,879
Cost of goods sold—Affiliates	—	—	68,875	8,909	—	77,784

Total cost of goods sold	—	29,787	529,197	131,852	(11,173)	679,663
Selling, general and administrative	180	10,596	334,771	64,918	—	410,465
Stock based compensation	771	—	—	—	—	771
Business closure charge	—	—	—	5,802	—	5,802
Plant closing and restructuring charges	—	—	2,779	—	—	2,779
Amortization of intangibles	—	—	289	774	—	1,063
Royalty income, net	—	—	(12,008)	853	—	(11,155)

Income (loss) from operations	(951)	3,575	91,560	5,596	—	99,780
Interest expense	5,455	64,915	695	1,506	—	72,571
Other (income) expense, net	(5)	—	(1,480)	4,543	—	3,058
Loss (income) from equity investees	(15,659)	(17,646)	—	—	33,305	—
Loss (income) from non-guarantor equity investees	—	256	2,139	—	(2,395)	—
Capital charge and intercompany interest allocation	(8,199)	(58,869)	64,102	2,966	—	—

Income (loss) before income taxes	17,457	14,919	26,104	(3,419)	(30,910)	24,151
Income tax expense (benefit)	538	(740)	8,458	(1,024)	—	7,232

Net income (loss)	$16,919	$15,659	$17,646	$(2,395)	$(30,910)	$16,919

SEALY CORPORATION

Supplemental Consolidating Condensed Statements Of Operations

Year Ended December 2, 2001

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$46,427	$797,276	$164,930	$(15,601)	$993,032
Net sales—Affiliates	—	—	149,972	11,049	—	161,021

Total net sales	—	46,427	947,248	175,979	(15,601)	1,154,053
Costs and expenses:
Cost of goods sold—Non-affiliates	—	30,649	460,968	105,725	(15,601)	581,741
Cost of goods sold—Affiliates	—	—	79,290	7,555	—	86,845

Total cost of goods sold	—	30,649	540,258	113,280	(15,601)	668,586
Selling, general and administrative	120	13,266	327,742	45,731	—	386,859
Stock based compensation	(2,733)	—	—	—	—	(2,733)
Plant closing and restructuring charges	—	—	1,183	—	—	1,183
Amortization of intangibles	—	382	11,012	2,080	—	13,474
Asset impairment charge	—	—	—	4,422	—	4,422
Royalty income, net	—	—	(11,667)	—	—	(11,667)

Income from operations	2,613	2,130	78,720	10,466	—	93,929
Interest expense	4,853	70,469	688	2,037	—	78,047
Other (income) expense, net	(40)	(365)	(6,334)	29,954	—	23,215
Loss (income) from equity investees	26,503	19,135	—	—	(45,638)	—
Loss (income) from non-guarantor equity investees	—	6,326	21,292	—	(27,618)	—
Capital charge and intercompany interest allocation	(13,189)	(66,432)	78,512	1,109	—	—

Income (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle	(15,514)	(27,003)	(15,438)	(22,634)	73,256	(7,333)
Income tax expense (benefit)	5,299	(956)	3,626	4,984	—	12,953

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(20,813)	(26,047)	(19,064)	(27,618)	73,256	(20,286)
Extraordinary item—loss from early extinguishment of debt	—	608	71	—	—	679
Cumulative effect of change in accounting principle	—	(152)	—	—	—	(152)

Net income (loss)	$(20,813)	$(26,503)	$(19,135)	$(27,618)	$73,256	$(20,813)

SEALY CORPORATION

Supplemental Consolidating Condensed Statements Of Operations

Year Ended November 26, 2000

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$47,561	$798,476	$90,623	$(14,514)	$922,146
Net sales—Affiliates	—	—	140,025	7,965	—	147,990

Total net sales	—	47,561	938,501	98,588	(14,514)	1,070,136
Costs and expenses:
Cost of goods sold—Non-affiliates	—	30,674	452,249	56,564	(14,514)	524,973
Cost of goods sold—Affiliates	—	—	73,400	5,481	—	78,881

Total cost of goods sold	—	30,674	525,649	62,045	(14,514)	603,854
Selling, general and administrative	180	13,801	295,835	25,221	—	335,037
Stock based compensation	6,797	—	—	—	—	6,797
Amortization of intangibles	—	397	11,624	844	—	12,865
Royalty income, net	—	—	(11,370)	—	—	(11,370)

Income (loss) from operations	(6,977)	2,689	116,763	10,478	—	122,953
Interest expense	4,278	63,010	1,292	429	—	69,009
Other (income) expense, net	(437)	(113)	(1,938)	(940)	—	(3,428)
Loss (income) from equity investees	(33,751)	(34,641)	—	—	68,392	—
Loss (income) from non-guarantor equity investees	—	636	(6,761)	—	6,125	—
Capital charge and intercompany interest allocation	(3,939)	(59,727)	64,124	(458)	—	—

Income (loss) before income taxes	26,872	33,524	60,046	11,447	(74,517)	57,372
Income tax expense (benefit)	(3,268)	(227)	25,186	5,541	—	27,232

Net income (loss)	$30,140	$33,751	$34,860	$5,906	$(74,517)	$30,140

SEALY CORPORATION

Supplemental Consolidating Condensed Statements Of Cash Flows

Year Ended December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non— Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$725	$84,135	$15,107	$—	$99,967

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(225)	(14,186)	(2,437)	—	(16,848)
Purchase of business, net of cash acquired	—	—	—	(6,829)	—	(6,829)
Note receivable from prior affiliate	—	—	—	(3,272)	—	(3,272)
Investments in and advances to affiliates	—	—	—	(12,500)	—	(12,500)
Net activity in investment in and advances to (from) subsidiaries and affiliates	369	29,335	(54,429)	24,725	—	—

Net cash provided by (used in) investing activities	369	29,110	(68,615)	(313)	—	(39,449)
Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(801)	—	—	—	—	(801)
Repayment of long-term obligations	—	(27,637)	(81)	(14,773)	—	(42,491)
Equity issuances	432	—	—	—	—	432
Debt issuance costs	—	(1,600)	—	—	—	(1,600)
Purchase of interest rate cap	—	(625)	—	—	—	(625)

Net cash used in financing activities	(369)	(29,862)	(81)	(14,773)	—	(45,085)

Change in cash and cash equivalents	—	(27)	15,439	21	—	15,433
Cash and cash equivalents:
Beginning of period	—	55	6,442	5,513	—	12,010

End of period	$—	$28	$21,881	$5,534	$—	$27,443

SEALY CORPORATION

Supplemental Consolidating Condensed Statements Of Cash Flows

Year Ended December 2, 2001

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$3,665	$(13,787)	$21,401	$—	$11,279

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(380)	(17,557)	(2,186)	—	(20,123)
Proceeds from sale of property, plant and equipment	—	—	65	—	—	65
Purchase of business, net of cash acquired	—	—	—	(26,643)	—	(26,643)
Investments in and advances to affiliates	—	—	(15,950)	(201)	—	(16,151)
Net activity in investment in and advances to (from) subsidiaries and affiliates	11,710	(67,401)	60,934	(5,243)	—	—

Net cash provided by (used in) investing activities	11,710	(67,781)	27,492	(34,273)	—	(62,852)
Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(12,178)	—	—	—	—	(12,178)
Proceeds from issuance of Senior Subordinated Notes	—	127,500	—	—	—	127,500
Repayment of long-term obligations	—	(57,987)	(13,935)	721	—	(71,201)
Net borrowings from revolving credit facilities	—	—	—	6,803	—	6,803
Equity issuances	468	—	—	—	—	468
Debt issuance costs	—	(5,696)	—	(227)	—	(5,923)

Net cash used in financing activities	(11,710)	63,817	(13,935)	7,297	—	45,469

Change in cash and cash equivalents	—	(299)	(230)	(5,575)	—	(6,104)
Cash and cash equivalents:
Beginning of period	—	354	6,672	11,088	—	18,114

End of period	$—	$55	$6,442	$5,513	$—	$12,010

SEALY CORPORATION

Supplemental Consolidating Condensed Statements Of Cash Flows

Year Ended November 26, 2000

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$485	$59,223	$10,472	$—	$70,180
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(80)	(21,709)	(2,300)	—	(24,089)
Proceeds from sale of property, plant and equipment	—	—	95	—	—	95
Purchase of businesses, net of cash acquired	—	(10,834)	—	(9,113)	—	(19,947)
Net activity in investment in and advances to (from) subsidiaries and affiliates	—	29,424	(36,841)	7,417	—	—

Net cash provided by (used in) investing activities	—	18,510	(58,455)	(3,996)	—	(43,941)
Cash flows from financing activities:
Repayment of long-term obligations	—	(13,854)	(316)	—	—	(14,170)
Net Payments on revolving credit facilities	—	(4,800)	—	—	—	(4,800)

Net cash used in financing activities	—	(18,654)	(316)	—	—	(18,970)

Change in cash and cash equivalents	—	341	452	6,476	—	7,269
Cash and cash equivalents:
Beginning of period	—	13	6,220	4,612	—	10,845

End of period	$—	$354	$6,672	$11,088	$—	$18,114

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant Directors

The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company’s directors:

Steven Barnes.    Mr. Barnes, age 42, is a Managing Director at Bain Capital, LLC (“Bain”) and has been affiliated with Bain since 1988. Since 1988, he has been involved with various leveraged acquisitions and has served in various leadership positions with Bain Companies, including CEO of Dade Behring, President of Executone Business Solutions and President of The Holson Burnes Group. Mr. Barnes presently serves on several boards including Unisource, SigmaKalon and the Board of Overseers of Children’s Hospital in Boston. Prior to 1988, Mr. Barnes was with PricewaterhouseCoopers, where he worked in the Mergers and Acquisitions Support Group. He has been a director of the Company since March 2001.

John R. Baron.    Mr. Baron, age 45, is a General Partner at JP Morgan Partners and has been affiliated with JP Morgan Partners since 1993. Mr. Baron focuses on management buyouts in the consumer products and industrial/manufacturing sectors. Mr. Baron serves on the Board of Directors of Big Rock Sports, LLC. He has been a director of the Company since April 2002.

Josh Bekenstein.    Mr. Bekenstein, age 44, is a Managing Director of Bain. Mr. Bekenstein helped start Bain in 1984 and has been involved in numerous venture capital and leveraged acquisitions since 1984. Mr. Bekenstein presently serves on the Board of Directors of a number of public and private companies, including Waters Corporation and Bright Horizons Childrens Centers, Inc. Prior to Bain, Mr. Bekenstein was a consultant at Bain & Company, where he worked on strategy consulting projects for a number of Fortune 500 clients. He has been a director of the Company since December 1997.

Paul Edgerley.    Mr. Edgerley, age 47, has been a Managing Director of Bain since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Capital Partners. He serves on the Board of Directors of Anthony Crane Rental, LP, Steel Dynamics, Inc., Unisource Worldwide, Inc., and Walco International, Inc. He has been a director of the Company since December 1997.

Andrew S. Janower.     Mr. Janower, age 34, is a Managing Director of Charlesbank Capital Partners LLC, and has been affiliated with it since its formation in July, 1998. Previously, he had been employed as an Associate by Harvard Private Capital Group, Inc. Prior to joining Harvard Private Capital Group, Inc., Mr. Janower was a Consultant at Bain & Company and a research associate at Harvard Business School. He has been a director of the Company since December 1998.

James W. Johnston.    Mr. Johnston, age 56, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. Mr. Johnston was Vice Chairman RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman of R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman of R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank’s New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. He has been a director of the Company since March 1993.

Ronald L. Jones.    Mr. Jones, age 60, has been the Company’s Chairman since March 1998. From March 1996 until April 2002, he served as Chief Executive Officer and was President from March 1996 until January 2001. From October 1988 until joining the Company, Mr. Jones served as President of Masco Home Furnishings. From 1983 to 1988, Mr. Jones was with HON Industries, most recently serving as president. He has been a director of the Company since March 1996.

Executive Officers

The following sets forth the name, age, title and certain other information with respect to the executive officers of the Company:

David J. McIlquham.    Mr. McIlquham, age 48, has been Chief Executive Officer of the Company since April 2002 and has been President of the Company since January 2001. He had been Chief Operating Officer from January 2001 to April 2002. Prior to that, he had been Corporate Vice President Sales and Marketing since April 1998 and was Corporate Vice President Marketing since joining the Company in 1990 until 1998. He has been a director since April 2002.

Jeffrey C. Claypool.    Mr. Claypool, age 55, has been Corporate Vice President Human Resources since joining the Company in September 1991.

Lawrence J. Rogers.    Mr. Rogers, age 54, has been the President of the International Bedding Group since January 2001. Prior to that, Mr. Rogers was Corporate Vice President and General Manager International since February 1994. Since joining the Company in 1979, Mr. Rogers has served in numerous other capacities within the Company’s operations, including President of Sealy of Canada.

Kenneth L. Walker.    Mr. Walker, age 54, has been Corporate Vice President, General Counsel and Secretary since joining the Company in May 1997.

Bruce Barman.    Mr. Barman, age 57, has been Corporate Vice President since joining the Company in 1995.

Al Boulden.    Mr. Boulden, age 56, has been Corporate Vice President, Sales since August 2001. Since joining the Company in 1991, Mr. Boulden has served in numerous sales positions.

Charles Dawson.    Mr. Dawson, age 47, has been Corporate Vice President, National Accounts since July 2001. Since joining the Company in 1998, Mr. Dawson has served in numerous sales positions.

James B. Hirshorn.    Mr. Hirshorn, age 36, has been Corporate Vice President, Chief Financial Officer since November 2002. From 1999 until joining the Company, Mr. Hirshorn was a Vice President with Bain Capital Inc., an investment and leveraged buyout firm. From 1993 until 1999, he was a manager with Bain & Company Inc., consulting firm.

Mark Hobson.    Mr. Hobson, age 43, has been Corporate Vice President Marketing since August 2001. Since joining the Company in 1990, Mr. Hobson has served in numerous sales positions.

G. Michael. Hofmann.    Mr. Hofmann, age 44, has been Corporate Vice President Operations since October 2002. From 1983 until joining the Company, Mr. Hofmann was with Hill-Rom Company, a medical equipment manufacturing firm, serving as its Vice President of Engineering from 2001 through 2002, and its Vice President and General Manager, European Capital Business Unit from 1995 through 2000.

Item 11.    Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended December 1, 2002, December 2, 2001 and November 26, 2000, of those persons who served as (i) the chief executive officer during fiscal 2002, 2001 and 2000, and (ii) the other four most highly compensated executive officers of the Company for fiscal 2002 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award($)	Securities Underlying Options/SARS		All Other Compensation(b)
Ronald L. Jones	2002	$678,462	$—	$1,138,952	(a)	—	—		$23,209
Chairman	2001	686,129	—	5,551,034	(a)	—	—		15,045
	2000	641,170	1,000,399	24,414	(a)	—	—		22,856

David J. McIlquham	2002	406,920	229,632	—		—	400,000		22,387
Chief Executive Officer	2001	313,678	—	—		—	100,000	(c)	13,492
and President	2000	249,229	179,587	2,701	(a)	—	—		19,424

Lawrence J. Rogers	2002	274,725	96,840	—		—	27,000		21,024
President International	2001	254,665	—	—		—	25,000	(c)	12,211
Bedding Group	2000	229,792	168,593	—		—	—		17,910

Jeffrey Claypool	2002	229,622	80,379	—		—	15,000		17,575
Corp. Vice President	2001	220,667	—	—		—	—		10,579
Human Resources	2000	210,667	150,851	—		—	—		16,419

E. Lee Wyatt (d)	2002	258,029	103,503	—		—	—		19,747
Former Corp. Vice	2001	246,193	—	—		—	50,000	(c)	11,803
President Administration	2000	219,625	159,446	—		—	—		17,112
and Chief Financial Officer

(a)	Represents amounts paid on behalf of each of the Named Executive Officers for the following four respective categories of other annual compensation: (i) compensation recorded associated with the exercise of stock options, (ii) compensation associated with the pay out of previously deferred compensation, (iii) relocation expenses incurred and (iv) car and financial planning allowances paid on behalf of the Named executives. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Jones: (2002-$0, $1,114,538, $0, $24,414; 2001-$5,526,620, $0, $0, $24,414; 2000-$0, $0, $0, $24,414); Mr. McIlquham (2000-$0, $0, $2,701, $0).
(b)	Represents amounts paid on behalf of each of the Named Executive Officers for the following three respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, and (iii) Company contributions to the Company’s defined contribution plans. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Jones: (2002-$2,171, $1,088, $19,950; 2001-$2,753, $1,292, $11,000; 2000-$2,664, $1,292, $18,900); Mr. McIlquham: (2002-$1,355, $1,082, $19,950; 2001-$1,300, $1,192, $11,000; 2000-$1,031, $947, $17,446); Mr. Rogers (2002-$914, $879, $19,231; 2001-$1,055, $968, $10,188; 2000-$952, $873, $16,085); Mr. Claypool (2002-$766, $735, $16,074; 2001-$913, $839, $8,827; 2000-$871, $801, $14,747); Mr. Wyatt (2002-$859, $826, $18,062; 2001-$1,019, $936, $9,848; 2000-$906, $831, $15,375)
(c)	In 2001, pursuant to the 1998 Stock Option Plan, the Company issued to the Named Executive Officers, ten-year non-qualified stock options to acquire shares of the Company’s Class A Common Stock at the then current fair market value exercise price of $12.00 per share.
(d)	Mr. Wyatt left the employment of the Company on February 28, 2003. The bonus shown for 2002 was included in Mr. Wyatt’s severance payment.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants						Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(a)
Name	Number of Securities Underlying Options/SARS Granted (#)		% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Ronald L. Jones	—		—	—	—	—	—
Chairman

David J. McIlquham	200,000	(b)	17.0%	$5.00	4/11/2012	$628,895	$1,593,793
Chief Executive Officer and
President	200,000		17.0%	$2.50	4/11/2012	$314,890	$796,896

Lawrence J. Rogers	27,000		2.3%	$5.00	7/10/2012	$84,901	$215,155
President International Bedding
Group

Jeffrey C. Claypool	15,000		1.3%	$5.00	7/10/2012	$47,617	$119,531
Corporate Vice President Human
Resources

E. Lee Wyatt(c)	—		—	—	—	—	—
Former Corporate Vice President
Administration and Chief
Financial Officer

(a)	Potential Realizable Value is based on certain assumed rates of appreciation from the option exercise price since the Company’s Board of Directors determined that the stock’s then current value was equal to or less than such option exercise price. These values are not intended to be a forecast of the Company’s stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Securities and Exchange Commission, Potential realizable Value is based upon the exercise price of the options.
(b)	These options are premium-priced options, with an exercise price that was above the fair market value of the underlying shares on the grant date.
(c)	Mr. Wyatt stepped down as Corporate Vice President Administration and Chief Financial Officer in November of 2002 and subsequently left the company on February 28, 2003.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise (#)	Value Realized	Number Of Securities Underlying Unexercised Options/SARs At FY-End (#) Exercisable/unexercisable (a)	Value Of Unexercised In-the-money Options/ SARs At FY-End ($) Exercisable/ unexercisable (b) (c)
Ronald L. Jones	150,000	$-0-	384,000 / -0-	$-0- / -0-
Chairman
David J. McIlquham	—	—	184,000/496,000	$-0- / -0-
Chief Executive Officer and President
Lawrence J. Rogers	—	—	152,365/88,000	$435,147 / -0-
President International Bedding Group
Jeffrey C. Claypool	—	—	108,000/42,000	$-0- / -0-
Corporate Vice President Human Resources
E. Lee Wyatt(d)	—	—	72,000/68,000	$-0- / -0-
Former Corporate Vice President Administration and Chief Financial Officer

(a)	Includes options exercisable within 60 days after December 1, 2002.
(b)	Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price.
(c)	Represents the total gain which would be realized if all in-the-money options beneficially held at December 1, 2002 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of December 1, 2002.
(d)	Mr. Wyatt stepped down as Corporate Vice President Administration and Chief Financial Officer in November of 2002.

Compensation Pursuant To Plans and Other Arrangements

Severance Benefit Plans.    Effective December 1, 1992, the Company established the Sealy Executive Severance Benefit Plan (the “Executive Severance Plan”) for employees in certain salary grades. Benefit eligibility includes, with certain exceptions, termination as a result of a permanent reduction in work force or the closing of a plant or other facility, termination for inadequate job performance, termination of employment by the participant following a reduction in base compensation, reduction in salary grade which would result in the reduction in potential plan benefits or involuntary transfer to another location. Benefits include cash severance payments calculated using various multipliers varying by salary grade, subject to specified minimums and maximums depending on such salary grades. Such cash severance payments are made in equal semi-monthly installments calculated in accordance with the Executive Severance Plan until paid in full. Certain executive-level officers would be entitled to a minimum of one-year’s salary and a maximum of two-year’s salary under the Executive Severance Plan. However, if a Participant becomes employed prior to completion of the payment of benefits, such semi-monthly installments shall be reduced by the Participant’s base compensation for the corresponding period from the Participant’s new employer. Participants receiving cash severance payments under the Executive Severance Plan also would receive six months of contributory health and dental coverage and six months of group term life insurance coverage.

The Company currently follows the terminal accrual approach to accounting for severance benefits under the Executive Severance Plan and records the estimated cost of these benefits as expense at the date of the event giving rise to payment of the benefits.

Executive Employment Agreements.    Ronald Jones has entered into an employment agreement with Parent providing for his employment as Chief Executive Officer. The agreement had an initial term of three years and a perpetual two-year term thereafter. The agreement currently provides for an annual base salary of $530,000, subject to annual increase by Parent’s Board of Directors, plus a performance bonus and grants Mr. Jones the right to require Parent to repurchase certain securities of Parent held by Mr. Jones. On April 10, 2002, Mr. Jones stepped down as Chief Executive Officer and entered into a new five year employment contract which provided him with an annual salary of $644,712 with no bonus. On May 1, 2002, Mr. McIlquham entered into an employment agreement with Parent as Chief Executive Officer. That agreement provides for an annual base salary of $450,000, subject to annual increase by Parent’s Board of Directors plus a performance bonus between zero and one hundred twenty percent of his base salary. In addition, ten other employees of the Company, including Lawrence J. Rogers, Jeffrey C. Claypool and E. Lee Wyatt, have entered into employment agreements that provide, among other things, a perpetual one-year employment term thereafter, during which such employees will receive base salary (not less than their current salary) and a performance bonus between zero and seventy percent of their base salary (which was subsequently increased to a maximum of 80% for Mr. Wyatt) and substantially the same benefits as they received as of the date of such agreements. For the fiscal year ending December 1, 2002, the compensation committee of the Company’s Board of Directors determined that the bonuses to be paid pursuant to those employment agreements were to be based 70% on the Company’s achievement of an Adjusted EBITDA target and 30% on the Company’s achievement of a Return on Net Tangible Assets target. Each such target represented an improvement over the Company’s prior year performance.

Deferred Compensation Agreements.    On December 18, 1997, Mr. Jones entered into a deferred compensation agreement with Parent pursuant to which Mr. Jones elected to defer $1,114,538 of compensation. Pursuant to the terms of Mr. Jones’ April 10, 2002, employment agreement that $1,114,538 was paid to Mr. Jones on July 1, 2002. In addition, on December 18, 1997, six employees, including Lawrence J. Rogers, entered into deferred compensation agreements with Parent pursuant to which such employees elected to defer an aggregate $522,518 of compensation, in each case, until either December 18, 2007 or, in certain instances, such earlier date as provided in such deferred compensation agreements.

Severance Benefit Plans.    In addition, certain executives and other employees are eligible for benefits under the Company’s severance benefit plans and certain other agreements, which provide for cash severance payments equal to their base salary and, in some instances, bonuses (from periods ranging from two weeks to two years) and for the continuation of certain benefits. On October 10, 2002, Mr. Wyatt entered into an agreement with the Company which provides for the termination of his employment with the Company and provides him with $465,764 in severance in lieu of his rights under the Company’s Executive Severance Plan and his employment agreement. In July of 2002 the Board of Directors provided 12 company employees with a waiver of the Company’s stock repurchase right and a cashless exercise program (utilizing stock owned for at least six months) for stock acquired under the Company’s stock option program, if the employee’s employment with the Company terminates as the result of death, disability or retirement.

Management Incentive Plan.    The Company provides performance-based compensation awards to executive officers and key employees for achievement each year as part of a bonus plan. Such compensation awards are a function of individual performance and corporate results. The qualitative and quantitative criteria will be determined from time to time by Parent’s Board of Directors and currently include such factors as EBITDA and net debt level.

Management Equity Participation in the Transactions.    In connection with a 1997 recapitalization of the Company, certain of the Company’s employees, (the “Management Investors”) acquired common stock of Parent and/or fully vested options to acquire common stock of Parent in exchange for either (i) cash or (ii) preferred stock and/or options held by such Management Investors prior to such recapitalization. Upon a Management Investor’s termination of employment with the Company, the exercise period of such options held by such Management Investor will be reduced to a period ending no later than six months after such Management

Investor’s termination. If such termination occurs prior to a qualified initial public offering of Parent’s common stock, then Parent shall have the right to repurchase the common stock of Parent held by such Management Investor and only if the Management Investor is terminated without “cause” (as defined in his employment agreement), such Management Investor shall have the right to require Parent to repurchase the common stock of Parent held by such Management Investor.

Sealy Corporation 1998 Stock Option Plan.    In order to provide additional financial incentives for certain of the Company’s employees, such employees of the Company were granted and are expected to periodically be granted options to purchase additional common stock of Parent pursuant to the Sealy Corporation 1998 Stock Option Plan. Such options vest and become exercisable upon (i) certain threshold dates or (ii) a change of control or sale of Parent. Upon an employee’s termination of employment with the Company, all of such employee’s unvested options will expire, the exercise period of all such employee’s vested options will be reduced to a period ending no later than six months after such employee’s termination, and if such termination occurs prior to a qualified initial public offering of the Parent’s common stock, then Parent shall have the right to repurchase the common stock of Parent held by such employee.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

As of January 31, 2003, the outstanding capital stock of the Company consists of 14,062,894 shares of Class A common stock, par value $0.01 per share (“Class A common”), 14,039,839 shares of Class B Common stock, par value $0.01 per share (“Class B Common”), 1,540,951 shares of Class L common stock, par value $0.01 per share (“Class L Common”), and 1,612,057 shares of Class M common stock, par value $0.01 per share (“Class M Common” and collectively with the Class A Common, Class B Common and Class L Common, “Common Stock”). The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors, and are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common is identical to the Class A Common and the Class M Common is identical to the Class L Common except that the Class B Common and the Class M Common are nonvoting. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

	Shares Beneficially Owned
	Class A Common		Class B Common		Class L Common		Class M Common
	Number Shares	Percentage of Class	Number Shares	Percentage of Class	Number Shares	Percentage of Class	Number Shares	Percentage of Class
Principal Stockholders:
Bain Funds(1)	6,582,768	46.8%	4,366,179	31.1%	692,055	44.9%	524,051	32.5%
c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199

Harvard Private Capital Holdings, Inc	4,352,470	31.0%	—	—	483,431	31.4%	—	—
c/o Harvard Management Company, Inc. 600 Atlantic Avenue Boston, MA 02210

(1)	Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. (“Fund V”), Bain Capital Fund V-B, L.P., BCIP Trust Associates, L.P. (“BCIP Trust”) and BCIP Associates (“BCIP”) (collectively, the “Bain Funds”), for the Bain Funds and Messrs. Barnes, Bekenstein, and Edgerley.

The following table sets forth certain information regarding the beneficial ownership of each class of common stock held by each director of the Company, each Named Executive Officer, the Executive Officers, and the Company’s directors and executive officers as group. To the knowledge of the Company, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Shares Beneficially Owned
	Class A Common		Class B Common		Class L Common		Class M Common
	Number Shares	Percentage of Class	Number Shares	Percentage of Class	Number Shares	Percentage of Class	Number Shares	Percentage of Class
Directors & Executive Officers:

Josh Bekenstein(1)(2)	6,582,470	46.8%	—	—	692,055	44.9%	—	—
c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199

Paul Edgerley(1)(2)	6,582,470	46.8%	—	—	692,055	44.9%	—	—
c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199

Steven Barnes(1)(2)	6,582,470	46.8%	—	—	692,055	44.9%	—	—
c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199

Andrew S. Janower(3)	4,352,470	31.0%	—	—	493,827	31.4%	—	—
c/o Charlesbank Capital Partners LLC 600 Atlantic Avenue Boston, MA 02210

Ronald L. Jones(4)	533,402	3.7%	—	—	115,670	7.5%	—	—
c/o Sealy Corporation One Office Parkway Trinity, NC 27230

E. Lee Wyatt(5)	93,890	*	—	—	210	*	—	—
c/o Sealy Corporation One Office Parkway Trinity, NC 27230

Jeffrey C. Claypool(5)	153,999	1.1%	—	—	5,111	*	—	—
c/o Sealy Corporation One Office Parkway Trinity, NC 27230

David J. McIlquham(5)	234,355	1.6%	—	—	5,595	*	—	—
c/o Sealy Corporation One Office Parkway Trinity, NC 27230

Lawrence J. Rogers(5)	227,646	1.6%	—	—	9,294	*	—	—
c/o Sealy Corporation One Office Parkway Trinity, NC 27230

Executive Officers (6) as a group (12 persons)	1,594,295	10.7%	—	—	150,547	9.7%	—	—

All directors and executive officers as a group (18 persons)	12,607,644	83.8%	—	—	1,324,894	85.0%	—	—

*	Less than one percent

(1)	Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. (“Fund V”), Bain Capital Fund V-B, L.P., BCIP Trust Associates, L.P. (“BCIP Trust”) and BCIP Associates (“BCIP”) (collectively, the “Bain Funds”), for the Bain Funds and Messrs. Bekenstein, Edgerley and Barnes.
(2)	Messrs. Bekenstein, Edgerley and Barnes are each Managing Directors of Bain Capital Investors V., Inc., the sole general partner of BCPV, and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B. Accordingly, Messrs. Bekenstein, Edgerley and Barnes may be deemed to beneficially own shares owned by Fund V and Fund V-B. In addition, Messrs. Bekenstein, Edgerley and Barnes are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3)	Mr. Janower is a Managing Director of Charlesbank Capital Partners LLC, an affiliate of Harvard Private Capital Holdings, Inc. (“Harvard”). Accordingly, Mr. Janower may be deemed to beneficially own shares owned by Harvard. Mr. Janower disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(4)	Includes 234,000 shares of Class A Common issuable upon exercise of outstanding and currently exercisable options.
(5)	Amounts shown reflect shares issuable upon exercise of outstanding and currently exercisable options.
(6)	The Executive Officers consist of Messrs. Jones, McIlquham, Rogers, Wyatt, Claypool, Barman, Boulden, Dawson, Hirshorn, Hobson, Hofmann and Walker. Includes 830,000 shares of Class A Common and 16,730 shares of Class L Common issuable upon exercise of currently exercisable options.

Item 13.    Certain Relationships And Related Transactions

Compensation Committee Interlocks And Insider Participation

The Compensation Committee of the Company’s Board of Directors currently consists of Messrs. Johnston, Bekenstein and Barnes.

Stockholders Agreement.    In December 1997, the Company and certain of its stockholders, including the Bain Funds, Harvard and the LLCs (collectively, the “Stockholders”) entered into a stockholders agreement (the “Stockholders Agreement”). The Stockholders Agreement: (i) requires that each of the parties thereto vote all of its voting securities of the Company to be established initially at seven members and to cause three designees of the Bain Funds and one designee of Harvard to be elected to the Board of Directors; (ii) grants the Company and the Bain Funds a right of first offer on any proposed transfer of shares of capital stock of the Company held by Harvard or the LLCs; (iii) grants Harvard a right of first offer on any proposed transfer of shares of capital stock of the Company held by the Bain Funds; (iv) grants tag-along rights (rights to participate on a pro rata basis in sales of stock by other shareholders) on certain transfers of shares of capital stock of the Company; and (v) requires the Stockholders to consent to a sale of the Company to an independent third party if such sale is approved by holders constituting a majority of the then outstanding shares of voting common stock of the Company. Certain of the foregoing provisions of the Stockholders Agreement will terminate upon the consummation of an initial Public Offering or an Approved Sale (as each is defined in the Stockholders Agreement). Certain of the Stockholders, including Bain, received one-time transaction fees aggregating $8.9 million upon consummation of the Transactions.

Related Party Transactions.    In December 1997, the Company entered into a Management Services Agreement with Bain pursuant to which Bain has agreed to provide: (i) general management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain. In exchange for such services, Bain will receive: (i) an annual management fee of $2.0 million, plus reasonable out-of-pocket expenses (payable quarterly); and (ii) a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing. The Management Services Agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or Bain provides written notice of termination. During fiscal 2002, 2001 and 2000, the Company paid $850,000, $1,134,000 and $558,000, respectively, to a company that employs Ronald L. Jones’ son for web site development services. The Company believes that the amounts paid are comparable to that which would be paid to an unaffiliated party in an arm’s length transaction.

Registration Rights Agreement.    In December 1997, the Company and certain of its stockholders, including the Bain Funds, Harvard and the LLCs entered into a registration rights agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the holders of a majority of the Registrable Securities (as defined in the Registration Rights Agreement) owned by the Bain Funds have the right, subject to certain conditions, to require the Company to register any or all of their shares of common stock of the Company under the Securities Act at the Company’s expense. In addition, all holders of Registrable Securities are entitled to request the inclusion of any share of common stock of the Company subject to the Registration Rights Agreement in any registration statement at the Company’s expense whenever the Company proposes to register any of its common stock under the Securities Act. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    Financial Statements

    Sealy Corporation

    Report of Independent Accountants (PricewaterhouseCoopers LLP).

    Consolidated Balance Sheets at December 1, 2002 and December 2, 2001.

Consolidated Statements of Operations for the years ended December 1, 2002, December 2, 2001 and November 26, 2000.

Consolidated Statements of Stockholders’ Equity for the years ended December 1, 2002, December 2, 2001 and November 26, 2000.

Consolidated Statements of Cash Flows for the years ended December 1, 2002, December 2, 2001 and November 26, 2000.

    Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

3.    Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

(b) Reports on Form 8-K Filed During the Last Quarter

None

(c) Report on Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its ‘disclosure controls and procedures’ (Disclosure Controls), and its ‘internal controls and procedures for financial reporting’ (Internal Controls). This evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized; our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or its Internal Controls will prevent all errors and all fraud. Control systems, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include factors such as judgments in decision-making that can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts, by collusion of others, or by override of the control by management. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Accordingly, because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The CEO and CFO evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, the CEO and CFO sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were undertaken.

Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls require improvement as a result of findings from the evaluation of Internal Controls for the fiscal year ended December 1, 2002. These findings included certain deficiencies (e.g. reportable conditions) related to the timely processing of customer transactions, the matching of customer transactions and the accuracy of the aging of certain accounts receivable. Management, together with the CEO and CFO attribute the conditions identified above to a data processing and information technology conversion undertaken during fiscal 2002.

The Company has taken various corrective actions and implemented corrective procedures that address the identified conditions but which may not eliminate them:

•	The assignment of a senior executive to lead an internal and externally supported team to correct and process unmatched data and to oversee modifications to current processes, procedures and controls;

•	Performed expanded and additional training of personnel;

•	Retained outside professionals to perform data management services and to perform matching of data previously unmatched;

•	Retained professionals from our software vendor to modify certain computer programs;

•	Redeployment of personnel; and

•	Development of an improved monitoring procedure.

Except as described above, there are no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Exhibit Number	Exhibit Description
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

3.1

Restated Certificate of Incorporation of Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).

3.2	Amended By-Laws of Sealy Corporation adopted as of October 15, 2002.

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

4.4

Credit Agreement dated as of December 18, 1997 among Sealy Mattress Company, Sealy Corporation, the Lenders therein, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, J.P. Morgan Securities Inc., Fleet National Bank and Wachovia Bank N.A. (Incorporated herein by reference, Exhibit 10.4, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

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

*10.3

Amendment No. 1 to Sealy Bonus Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

*10.4

Amendment No. 1 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

*10.5

Amendment No. 2 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

*10.6

Stock Option Agreement dated March 4, 1996 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

*10.7

Stockholder Agreement dated March 4, 1996 by and among Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

Exhibit Number	Exhibit Description
*10.8

Restricted Stock Agreement dated March 4, 1996 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

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

*10.15

Amendment to Amended and Restated Employment Agreement and Termination of Stockholders Agreement dated as of December 17, 1997, between Ronald L. Jones and the Registrant. (Incorporated herein by reference, Exhibit 10.18, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

*10.16

Amendment to Employment Agreements, dated as of December 17, 1997, between the employees named therein and the Registrant. (Incorporated herein by reference, Exhibit 10.19, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

10.17	Change in Registrants Certified Accountant, dated March 23, 1998 (File No. 1-8738).

10.18

Stockholders Agreement dated as of December 18, 1997 by and among Sealy Corporation and the Stockholders named therein. (Incorporated herein by reference to Exhibit 10.27 to Sealy Mattress Company’s—Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

10.19

Registration Rights Agreement dated as of December 18, 1997 by and among Sealy Corporation and the Stockholders named therein. (Incorporated herein by reference to Exhibit 10. To Sealy Mattress Company’s Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

10.20

Management Services Agreement dated as of December 18, 1997 by and between Sealy Corporation, Sealy Mattress and Bain Capital, Inc. (Incorporated herein by reference to Exhibit 10.50 to Sealy Mattress Company’s Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

10.21	First Amendment to Credit Agreement (Incorporated herein by reference, Exhibit 10.1, to the Form 8-K filed October 14, 1998 (File No. 1-8738)).

Exhibit Number	Exhibit Description
*10.22

Employment Agreement, dated as of October 15, 1998 by and between Sealy Corporation and E. Lee Wyatt. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 29, 1998 (File No. 1-8738)).

*10.23	Sealy Corporation 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.48, to the Form 10-Q Quarterly Report of Sealy Corporation dated April 15, 1998 (File No. 1-8738).

*10.24

Form of Stock option grant agreement under Sealy Corporation 1998 Stock Option Plan with a table of stock options granted to Sealy Corporation’s executive officers under Sealy’s 1998 Stock Option Plan.

*10.25

Amendment to Employment Agreement dated January 20, 2000 by and between Sealy Corporation and Lawrence J. Rogers. (Incorporated herein by reference to Exhibit 10.33 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

10.26

Limited Liability Company Agreement dated June 30, 1999 by and between Sealy, Inc. and Bain Capital, Inc., forming Mattress Holdings International, LLC. (Incorporated herein by reference to Exhibit 10.34 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

*10.27

Amendment No. 2 to Amended and Restated Employment Agreement, dated as of January 30, 2001 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to Exhibit 10.35 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

10.28	Form of Second Amendment to Credit Agreement. (Incorporated herein by reference to Exhibit 10.36 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

10.29	Form of Third Amendment to Credit Agreement. (Incorporated herein by reference to Exhibit 10.37 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

10.30

Form of Fourth Amendment to the Credit Agreement and Third Amendment to the AXEL Credit Agreement. (Incorporated herein by reference to Exhibit 10.38 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

*10.31	Executive Agreement, dated as of April 10, 2002 by and between Sealy Corporation and Ronald L. Jones.

*10.32	Employment Agreement, dated as of May 1, 2002 by and between Sealy Corporation and David J. McIlquham.

*10.33	Termination of Employment Agreement dated October 10, 2002 by and between Sealy Corporation and E. Lee Wyatt.

*10.34	Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Mark Hobson

*10.35	Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Al Boulden.

*10.36	Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Kenneth L. Walker

*10.37	Employment Agreement, dated as of May 25, 2001 by and between Sealy Corporation and Charles Dawson

*10.38	Employment Agreement, dated as of October 1, 2002 by and between Sealy Corporation and G. Michael Hofmann.

Exhibit Number	Exhibit Description

*10.39	Employment Agreement, dated as of November 12, 2002 by and between Sealy Corporation and James B. Hirshorn.

*10.40

Amended and Restated Credit Agreement dated as of November 8, 2002 among Sealy Mattress Company, Sealy Corporation, The Lenders Listed Herein, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, J.P. Morgan Securities Inc, Fleet National Bank and Wachovia Bank, N.A.

21.1	List of Subsidiaries of Sealy Corporation.

99.1

Certificate of Ownership and Merger merging Sealy Holdings, Inc. with and into Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).

99.2

Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

99.3	Certification pursuant to 18 U.S.C. Section 1350.

Schedule II

Valuation and Qualifying Accounts

Sealy Corporation and Subsidiaries

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe (1)	Balance at End of Period
YEAR ENDED DECEMBER 1, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$20,481	$31,252		$26,956	$24,777

YEAR ENDED DECEMBER 2, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,765	$18,578		$9,862	$20,481

YEAR ENDED NOVEMBER 26, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$10,123	$3,634		$1,992	$11,765

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

Date: March 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES B. HIRSHORN James B. Hirshorn	Corporate Vice President and Chief Financial Officer (Principal Accounting Officer)	March 3, 2003

/s/ DAVID J. MCILQUHAM David J. McIlquham	Director	March 3, 2003

/s/ STEVEN BARNES Steven Barnes	Director	March 3, 2003

/s/ JOHN R. BARON John R. Baron	Director	March 3, 2003

/s/ JOSH BEKENSTEIN Josh Bekenstein	Director	March 3, 2003

/s/ PAUL EDGERLEY Paul Edgerley	Director	March 3, 2003

/s/ ANDREW S. JANOWER Andrew S. Janower	Director	March 3, 2003

/s/ JAMES W. JOHNSTON James W. Johnston	Director	March 3, 2003

/s/ RONALD L. JONES Ronald L. Jones	Director	March 3, 2003

Chief Executive Officer Certification of the Annual Financial Statements

I, David J. McIlquham, certify that:

1.    I have reviewed this annual report on Form 10-K of Sealy Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ DAVID J. MCILQUHAM David J. McIlquham Chief Executive Officer (Principal Executive Officer)

Chief Executive Officer Certification of the Annual Financial Statements

I, James B. Hirshorn, certify that:

1.    I have reviewed this annual report on Form 10-K of Sealy Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ JAMES B. HIRSHORN James B. Hirshorn Chief Financial Officer (Principal Financial Officer)