Form 10-Q
period 2003-03-02
SEALY CORP
filed 2003-04-16
CIK 748015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 2, 2003

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to

Commission file number 1-8738

SEALY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3284147
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Sealy Drive One Office Parkway Trinity, North Carolina	27370
(Address of principal executive offices)	(Zip Code)

(336) 861-3500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of March 31, 2003 was 31,255,742.

PART I.    FINANCIAL INFORMATION

Item 1—Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended March 2, 2003	Quarter Ended March 3, 2002
Net sales—Non-affiliates	$277,403	$253,184
Net sales—Affiliates (Note 11)	10,908	38,589

Total net sales	288,311	291,773
Cost of goods sold—Non-affiliates	159,465	143,961
Cost of goods sold—Affiliates (Note 11)	5,890	21,049

Total cost of goods sold	165,355	165,010

Gross Profit	122,956	126,763
Selling, general and administrative	92,657	93,686
Stock based compensation	540	574
Amortization of intangibles	260	173
Royalty income, net	(2,713)	(2,487)

Income from operations	32,212	34,817
Interest expense	17,077	19,256
Other (income) expense, net (Note 5)	(296)	1,216

Income before income tax expense	15,431	14,345
Income tax expense	6,338	5,899

Net income	9,093	8,446
Liquidation preference for common L & M shares	5,114	4,640

Net income available to common shareholders	$3,979	$3,806

Earnings per share—Basic:
Net income—Basic	0.29	0.27
Liquidation preference for common L & M shares	(0.16)	(0.15)

Net income available to common shareholders	$0.13	$0.12

Earnings per share—Diluted:
Net income—Diluted	0.29	0.27
Liquidation preference for common L & M shares	(0.16)	(0.15)

Net income available to common shareholders	$0.13	$0.12

Weighted average number of common shares outstanding:
Basic	31,175	30,751
Diluted	31,200	30,775

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

	March 2, 2003	December 1, 2002*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,253	$27,443
Accounts receivable—Non-affiliates, net	200,780	164,742
Accounts receivable—Affiliates, net (Note 11)	4,624	3,753
Inventories	54,317	53,387
Prepaid expenses, deferred taxes and other current assets	40,314	42,698

	315,288	292,023
Property, plant and equipment—at cost	285,383	280,626
Less: accumulated depreciation	(112,009)	(106,701)

	173,374	173,925
Other assets:
Goodwill	377,787	374,946
Other intangibles, net	5,085	5,078
Long-term notes receivable (Note 11)	12,022	12,022
Investments in and advances to affiliates (Note 11)	12,950	12,950
Debt issuance costs, net, and other assets	36,470	34,004

	444,314	439,000

	$932,976	$904,948

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$41,487	$33,338
Accounts payable	78,014	69,090
Accrued interest	11,265	14,263
Accrued incentives and advertising	50,334	41,530
Accrued compensation	13,964	24,482
Other accrued expenses	46,298	43,497

	241,362	226,200
Long-term obligations, net	720,500	719,896
Other noncurrent liabilities	49,215	46,805
Deferred income taxes	23,357	27,787
Stockholders’ (deficit) equity:
Common stock	323	321
Additional paid-in capital	146,225	146,140
Accumulated deficit	(210,673)	(219,766)
Accumulated other comprehensive loss	(24,269)	(29,371)
Common stock held in treasury, at cost	(13,064)	(13,064)

	(101,458)	(115,740)

	$932,976	$904,948

*	Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended
	March 2, 2003	March 3, 2002
Net cash (used in) provided by operating activities	$(15,712)	$26,548

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(2,316)	(3,444)
Advances to affiliate	—	(12,500)
Purchase of business, net of cash acquired	—	(186)

Net cash used in investing activities	(2,316)	(16,130)
Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	—	(801)
Proceeds from long-term obligations, net	6,912	2,105
Equity issuances	87	316
Debt issuance costs	(1,161)	—

Net cash provided by financing activities	5,838	1,620
Change in cash and cash equivalents	(12,190)	12,038
Cash and cash equivalents:
Beginning of period	27,443	12,010

End of period	$15,253	$24,048

Supplemental disclosures:
Selected noncash items:
Non-cash compensation	$540	$574
Depreciation and amortization	5,668	5,431
Non-cash interest expense associated with:
Junior Subordinated Notes	1,357	1,220
Debt issuance costs	1,396	1,005
Discount on Senior Subordinated Notes, net	483	3,017
Net interest (income) expense associated with interest rate swap and cap agreements	(290)	—

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 2, 2003

Note 1:    Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 1, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at quarter end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

The Company regularly assesses all of its long-lived assets and investments for impairment when events or circumstances indicate that their carrying value may not be recoverable. The Company believes no such impairment exists at March 2, 2003.

Certain reclassifications of previously reported financial information were made to conform to the 2003 presentation.

Note 2:    Inventories

The major components of inventories were as follows:

	March 2, 2003	December 1, 2002
	(In thousands)
Raw materials	$26,733	$26,512
Work in process	18,237	18,208
Finished goods	9,347	8,667

	$54,317	$53,387

Note 3:    Warranty Costs

The Company has warranty obligations in connection with the sale of its product. The warranty period for Sealy Posturepedic, Stearns & Foster, Bassett and other Sealy branded products is a 10 year non-prorated warranty service period. The costs incurred to provide for these warranty obligations are estimated and recorded

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale based on historical rates. The change in the company’s accrued warranty obligations from December 1, 2002 to March 2, 2003 was as follows:

March 2, 2003
(in thousands)
Accrued warranty obligations at December 1, 2002	$9,538
Warranty claims	(2,365)
2003 warranty provisions	2,490

Accrued warranty obligations at March 2, 2003	$9,663

Note 4:    Goodwill and Other Intangible Assets

The Company performs an annual assessment of its indefinite-lived goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its indefinite-lived goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

The changes in the carrying amount of goodwill for the three months ended March 2, 2003, are as follows:

Balance as of December 1, 2002	$374.9
Increase due to foreign currency translation	2.9

Balance as of March 2, 2003	$377.8

Total other intangibles of $5.1 million (net of accumulated amortization of $13.6 million) as of March 2, 2003 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 5:    Other (Income) Expense, Net

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. The equity ownership of MHI was transferred to the Company in November 2002. MHI acquired a minority interest in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer in 1999. In October 2002, MHI acquired substantially all of the remaining interest in Malachi and sold 100% of its interest to an independent third party. The Malachi investment was accounted for by MHI under the equity method. Accordingly, the Company recorded equity in the losses of Malachi of $2.5 million for the three months ended March 3, 2002. See Note 11 for further discussion.

Additionally, Other (income) expense, net includes interest income of $0.3 million and $1.1 million for the quarters ended March 2, 2003 and March 3, 2002, respectively.

Other (income) expense, net also includes $(0.2) million for minority interest associated with the Argentina operations for the three months ended March 3, 2002. During the second quarter of 2002, the Company acquired the remaining 30% interest of the Argentina operations and no longer records minority interest.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Note 6:    Recently Issued Accounting Pronouncements

The FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of commitment to an exit or disposal plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

The FASB issued FAS 148, “Stock-Based Compensation—Transition and Disclosure”, an amendment of FAS 123, “Accounting for Stock-Based Compensation”. The transition guidance and annual disclosure provisions are effective for the Company’s second quarter and year ended 2003, respectively. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

The FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002, the Company’s first quarter of fiscal 2003. The Company adopted the provisions of this statement effective December 2, 2002 and it did not have a significant impact on the consolidated financial statements.

The FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company’s 2nd quarter of 2003 with transitional disclosure required with these financial statements. The Company will adopt these provisions in its 2nd quarter, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the Company’s consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The Emerging Issues Task Force of the FASB released Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” to provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. The Company adopted EITF 01-09 effective March 4, 2002, the first day of our fiscal second quarter of 2002, and reclassified previous period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced $11.6 million and $9.1 million for the three months ended March 2, 2003 and March 3, 2002, respectively. These changes did not affect the Company’s financial position or results of operations.

Note 7:    Hedging Strategy

In 2000, the Company entered into an interest rate swap agreement that effectively converted $234.5 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three months ended March 2, 2003, $1.0 million was amortized into interest expense. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three months ended March 2, 2003, $4.7 million was recorded as interest expense as a result of the change in its fair market value. At March 2, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $(22.4) million and $(20.2) million, respectively, which is recorded as follows:

	March 2, 2003	December 1, 2002
	(in millions)
Accrued interest	$2.4	$2.1
Other accrued expenses	8.2	7.6
Other noncurrent liabilities	11.8	10.5

	$22.4	$20.2

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $234.5 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and,

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

accordingly, any changes in the fair value are to be recorded in interest expense. For the three months ended March 2, 2003, $4.6 million was recorded as a reduction of interest expense as a result of the change in its fair market value. At March 2, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $11.0 million and $7.8 million with $4.8 million and $5.1 million recorded in prepaid expense and other current assets and $6.2 million and $2.7 million recorded in noncurrent assets, respectively.

The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The Company recorded $4 thousand additional interest expense for the three months ended March 2, 2003. At March 2, 2003 and December 1, 2002, the fair value carrying amount of this instrument, which is included in noncurrent assets, was an asset of $24 thousand and $29 thousand, respectively.

At March 2, 2003 and December 1, 2002, accumulated other comprehensive income (loss) associated with the interest rate swaps was $(9.9) million and $(10.9) million, respectively.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At March 2, 2003, the Company had forward contracts to sell a total of 19.4 million Mexican pesos with an expiration date of May 28, 2003, forward contracts to sell a total of 10.8 million Canadian dollars with expiration dates ranging from March 19, 2003 through May 15, 2003 and an option contract to sell a total of 4.9 million Canadian dollars with expiration dates ranging from May 21, 2003 through July 23, 2003.

Note 8:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

	March 2, 2003	March 3, 2002
Numerator:
Net income	9,093	8,446
Liquidation preference for L & M shares	5,114	4,640

Net income available to common shareholders	$3,979	$3,806

Denominator:
Denominator for basic earnings per share—weighted average shares	31,175	30,751
Effect of dilutive securities:
Stock options	25	24

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	31,200	30,775

Note 9:    Comprehensive Income

Total comprehensive income for the quarters ended March 2, 2003 and March 3, 2002 was $14.2 million and $8.0 million, respectively.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Activity in Stockholders’ equity (deficit) is as follows (dollar amounts in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 1, 2002		$321	$146,140	$(219,766)	$(13,064)	$(29,371)	$(115,740)
Comprehensive Income:
Net income for the three months ended March 2, 2003	$9,093	—	—	9,093	—	—	9,093
Exercise of stock options	—	2	85	—	—	—	87
Amortization of dedesignated cash flow hedge	1,010	—	—	—	—	1,010	1,010
Foreign currency translation adjustment	4,092	—	—	—	—	4,092	4,092

Balance at March 2, 2003	$14,195	$323	$146,225	$(210,673)	$(13,064)	$(24,269)	$(101,458)

Note 10:    Contingencies

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

Note 11:    Related Party Transactions

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. MHI acquired in 1999 a minority interest in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, and indirectly, through a Bain controlled holding company, acquired a minority interest in Mattress Holdings Corporation (MHC). MHC owns an interest in Mattress Discounters Corporation, a domestic mattress retailer, and the common stock of an international mattress retailer.

In October 2002, Mattress Discounters Corporation filed a voluntary joint petition with the U.S. Bankruptcy Court for the District of Maryland for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was operating as a debtor in possession under the Bankruptcy Code. Effective March 14, 2003, Mattress Discounters emerged from bankruptcy. At the time Mattress Discounters filed for bankruptcy protection, the Company had recorded in its financial statements a $12.5 million participation in Mattress Discounters’ banking facility and $16.0 million in trade receivables. The Company had fully-reserved the trade receivables. As part of the approved bankruptcy settlement, the Company received a non-controlling minority interest in Mattress Discounters and a $12.9 million secured note, guaranteed by MHC. Other entities affiliated with Bain Capital LLC also received a minority interest in Mattress Discounters. During the bankruptcy period, Mattress Discounters exited four markets. The majority of the stores in the exited markets were acquired by current Sealy customers. The Company and Mattress Discounters also amended the existing long-term supply agreement to remove the requirement for Sealy to be Mattress Discounters’ exclusive supplier. The Company does not believe that any sales reductions, as a result of the amended supply agreement or the markets exited, will have a material adverse effect on the profitability of the Company. The Company had sales to Mattress Discounters of $8.1 million and $17.8 million for the three months ended March 2, 2003 and March 3, 2002, respectively, which are shown in the statement of operations as sales to affiliates. At March 2, 2003 and December 1, 2002, the Company had extended net trade credit to Mattress Discounters of $3.2 million and $0.4 million, respectively. As of March 2, 2003, Mattress Discounters is paying within terms specified in the debtor in possession financing agreement.

In October 2002, MHI acquired substantially all of the remaining interest in Malachi. Concurrent with the acquisition, MHI sold 100% of its interest in Malachi to an independent third party, canceled $21.7 million in trade receivables all of which were fully reserved, received a $17.5 million long-term note with an estimated fair value of $8.8 million, due and payable on June 29, 2009, and Malachi’s name was changed to Mattress Firm, Inc. MHI also loaned Mattress Firm, Inc. $3.3 million secured by all of its assets. Both the note and the loan are recorded in Long-term notes receivable in the balance sheet. The Company’s net exposure at March 2, 2003 and December 1, 2002 was $19.6 million and $19.5 million, respectively. The Company believes that the recent operating performance of Mattress Firm, Inc. has improved. In addition, the current owners at the time of the transaction made additional cash infusions in the business and improved its overall capital structure. The Company has been receiving timely payments on its outstanding receivables assumed by Mattress Firm. Based on this, the Company believes that it has adequate reserves against its current exposure. The Company will, however, continue to monitor this business to determine whether reserve levels are appropriate. Concurrent with

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

the transactions, the Company entered into a new long-term, non-exclusive supply agreement with Mattress Firm, Inc. through November 1, 2008 which replaced an exclusive supply agreement. The Company does not expect that any sales reduction as a result of the amended supply agreement will have a material adverse effect on the profitability of the Company. As a result of the transactions previously described, Mattress Firm, Inc. is no longer an affiliate of Bain Capital LLC or Sealy and sales since the date of the transactions are shown in the statement of operations as sales to non-affiliates. The Company also had sales to Malachi of $17.8 million for the three months ended March 3, 2002 which is included in the statement of operations as sales to affiliates.

The Company also had sales of $2.8 million and $3.1 million for the three months ended March 2, 2003 and March 3, 2002, respectively, to the international affiliate that is owned by Mattress Holdings Corporation.

The Company believes that the terms on which mattresses are supplied to these affiliates are not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party.

Note 12:    Segment Information

The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding.

Note 13:    Subsequent Event

On April 15, 2003, the Company entered into an agreement to sell to MHC its $12.9 million long-term note receivable (book value of $12.5 million) from Mattress Discounters Corporation, all of its rights to the equity in Mattress Discounters to be received as part of the bankruptcy settlement and its interest in MHC. As a result, upon closing of these transactions, the Company will receive approximately $13.6 million in cash and expects to recognize a gain on the sale of approximately $0.7 million before transaction related expenses. Upon consummation, the Company will no longer have any direct interest in Mattress Discounters other than trade receivables in the normal course of business.

Concurrent with the above transaction, Mattress Holdings Corporation also sold 100% of its interest in the other international mattress retailer previously identified (See Note 11) and such retailer will no longer be an affiliate of the Company.

Note 14:    Guarantor/Non-Guarantor Financial Information

The Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Subordinated and Senior Subordinated Discount Notes (the “Notes”) of Sealy Mattress Company (the “Issuer”). Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of March 2, 2003 and December 1, 2002, consolidating condensed statements of operations and cash flows for the three-month periods ended March 2, 2003 and March 3, 2002.

2.	Sealy Corporation (the “Parent” and a “guarantor”), Sealy Mattress Company (the “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

March 2, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$31	$11,166	$4,056	$—	$15,253
Accounts receivable—Non-affiliates, net	12	3	150,447	50,318	—	200,780
Accounts receivable—Affiliates, net	—	—	3,237	1,387	—	4,624
Inventories	—	1,821	35,133	17,363	—	54,317
Prepaids and deferred taxes	(97)	5,218	24,992	10,201	—	40,314

	(85)	7,073	224,975	83,325	—	315,288
Property, plant and equipment, at cost	—	6,121	224,626	54,636	—	285,383
Less: accumulated depreciation	—	(3,067)	(99,187)	(9,755)	—	(112,009)

	—	3,054	125,439	44,881	—	173,374
Other assets:
Goodwill, net	—	14,816	314,698	48,273	—	377,787
Other intangibles, net	—	—	3,617	1,468	—	5,085
Net investment in and advances to (from) subsidiaries	(49,039)	604,270	(357,356)	(106,069)	(91,806)	—
Investment in and advances to affiliates	—	—	—	12,950	—	12,950
Long-term notes receivable	—	—	—	12,022	—	12,022
Debt issuance costs, net and other assets	108	24,487	9,858	2,017	—	36,470

	(48,931)	643,573	(29,183)	(29,339)	(91,806)	444,314

Total assets	$(49,016)	$653,700	$321,231	$98,867	$(91,806)	$932,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$37,161	$13	$4,313	$—	$41,487
Accounts payable	—	248	47,797	29,969	—	78,014
Accrued interest	—	547	10,459	259	—	11,265
Accrued incentives and advertising	—	2,428	43,744	4,162	—	50,334
Accrued compensation	—	91	9,730	4,143	—	13,964
Other accrued expenses	89	9,417	29,275	7,517	—	46,298

	89	49,892	141,018	50,363	—	241,362
Long-term obligations, net	46,604	665,099	63	8,734	—	720,500
Other noncurrent liabilities	6,227	11,866	26,141	4,981	—	49,215
Deferred income taxes	(478)	679	14,761	8,395	—	23,357
Stockholders’ (deficit) equity	(101,458)	(73,836)	139,248	26,394	(91,806)	(101,458)

Total liabilities and stockholders’ (deficit) equity	$(49,016)	$653,700	$321,231	$98,867	$(91,806)	$932,976

SEALY COPRORATION

Supplemental Consolidating Condensed Balance Sheet

December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28	$21,881	$5,534	$—	$27,443
Accounts receivable—Non-affiliates, net	11	16	115,141	49,574	—	164,742
Accounts receivable—Affiliates, net	—	—	420	3,333	—	3,753
Inventories	—	1,501	36,377	15,509	—	53,387
Prepaid expenses and deferred taxes	(97)	5,557	29,490	7,748	—	42,698

	(86)	7,102	203,309	81,698	—	292,023
Property, plant and equipment, at cost	—	5,398	223,526	51,702	—	280,626
Less accumulated depreciation	—	(2,517)	(95,568)	(8,616)	—	(106,701)

	—	2,881	127,958	43,086	—	173,925
Other assets:
Goodwill, net	—	14,816	314,698	45,432	—	374,946
Other intangibles, net	—	—	3,689	1,389	—	5,078
Net investment in and advances to (from) subsidiaries	(65,254)	590,852	(359,727)	(110,986)	(54,885)	—
Investment in and advances to affiliates	—	—	—	12,950	—	12,950
Long-term notes receivable	—	—	—	12,022	—	12,022
Debt issuance costs, net and other assets	106	22,318	8,954	2,626	—	34,004

	(65,148)	627,986	(32,386)	(36,567)	(54,885)	439,000

Total assets	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$29,437	$—	$3,901	$—	$33,338
Accounts payable	—	229	38,481	30,380	—	69,090
Accrued interest	—	1,764	12,246	253	—	14,263
Accrued incentives and advertising	—	1,059	35,468	5,003	—	41,530
Accrued compensation	—	144	19,589	4,749	—	24,482
Other accrued expenses	51	10,224	25,238	7,984	—	43,497

	51	42,857	131,022	52,270	—	226,200
Long-term obligations, net	45,246	672,340	63	2,247	—	719,896
Other noncurrent liabilities	5,687	10,442	25,593	5,083	—	46,805
Deferred income taxes	(478)	679	19,582	8,004	—	27,787
Stockholders’ (deficit) equity	(115,740)	(88,349)	122,621	20,613	(54,885)	(115,740)

Total liabilities and stockholders’(deficit) equity	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Three Months Ended March 2, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non–Affiliates	$—	$14,049	$250,035	$50,339	$(37,020)	$277,403
Net sales—Affiliates	—	—	8,148	2,760	—	10,908

Total net sales	—	14,049	258,183	53,099	(37,020)	288,311
Costs and expenses:
Cost of goods sold—Non-affiliates	—	9,752	155,399	31,334	(37,020)	159,465
Cost of goods sold—affiliates	—	—	4,082	1,808	—	5,890

Total cost of goods sold		9,752	159,481	33,142	(37,020)	165,355
Gross Profit	—	4,297	98,702	19,957	—	122,956
Selling, general and administrative	38	4,229	71,607	16,783	—	92,657
Stock based compensation	540	—	—	—	—	540
Amortization of intangibles	—	—	72	188	—	260
Royalty income, net	—	—	(2,934)	221	—	(2,713)

Income from operations	(578)	68	29,957	2,765	—	32,212
Interest expense	1,411	15,336	20	310	—	17,077
Other (income) expense	(1)	—	(111)	(184)	—	(296)
Loss (income) from equity investees	(9,411)	(9,953)	—	—	19,364	—
Loss (income) from nonguarantor equity investees	—	100	(1,092)	—	992	—
Capital charge and intercompany interest allocation	(1,449)	(14,519)	15,012	956	—	—

Income (loss) before income taxes	8,872	9,104	16,128	1,683	(20,356)	15,431
Income tax expense (benefit)	(221)	(307)	6,175	691	—	6,338

Net income (loss)	$9,093	$9,411	$9,953	$992	$(20,356)	$9,093

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Three Months Ended March 3, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non–affiliates	$—	$11,768	$197,369	$46,476	$(2,429)	$253,184
Net sales—Affiliates	—	—	35,525	3,064	—	38,589

Total net sales	—	11,768	232,894	49,540	(2,429)	291,773
Costs and expenses:
Cost of goods sold—Non-affiliates	—	7,624	109,316	29,450	(2,429)	143,961
Cost of goods sold—Affiliates	—	—	18,885	2,164	—	21,049

Total cost of goods sold		7,624	128,201	31,614	(2,429)	165,010
Gross Profit	—	4,144	104,693	17,926	—	126,763
Selling, general and administrative	45	2,709	76,460	14,472	—	93,686
Stock based compensation	574	—	—	—	—	574
Amortization of intangibles	—	—	72	101	—	173
Royalty income, net	—	—	(2,657)	170	—	(2,487)

Income from operations	(619)	1,435	30,818	3,183	—	34,817
Interest expense	1,270	17,487	18	481	—	19,256
Other (income) expense	—	—	(801)	2,017	—	1,216
Loss (income) from equity investees	(8,784)	(7,664)	—	—	16,448	—
Loss (income) from nonguarantor equity investees	—	(938)	1,071	—	(133)	—
Capital charge and intercompany interest allocation	(1,315)	(16,362)	16,767	910	—	—

Income (loss) before income taxes	8,210	8,912	13,763	(225)	(16,315)	14,345
Income tax expense (benefit)	(236)	127	6,100	(92)	—	5,899

Net income (loss)	$8,446	$8,785	$7,663	$(133)	$(16,315)	$8,446

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Three Months Ended March 2, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non— Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,986)	$(12,163)	$(1,563)	$—	$(15,712)
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(45)	(2,132)	(139)	—	(2,316)
Net activity in investment in and advances to (from) subsidiaries	(87)	3,195	3,567	(6,675)	—	—

Net cash provided by (used in) investing activities	(87)	3,150	1,435	(6,814)	—	(2,316)
Cash flows from financing activities:
Proceeds from (payments on) long-term obligations, net	—	—	13	6,899	—	6,912
Equity issuances	87	—	—	—	—	87
Debt issuance costs	—	(1,161)	—	—	—	(1,161)

Net cash provided by (used in) financing activities	(87)	(1,161)	13	6,899	—	5,838
Change in cash and cash equivalents	—	3	(10,715)	(1,478)	—	(12,190)
Cash and cash equivalents:
Beginning of period	—	28	21,881	5,534	—	27,443

End of period	$—	$31	$11,166	$4,056	$—	$15,253

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Three Months Ended March 3, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,340)	$22,054	$5,834	$—	$26,548
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(50)	(3,056)	(338)	—	(3,444)
Advances to affiliate	—	—	—	(12,500)	—	(12,500)
Purchase of business, net of cash acquired	—	—	—	(186)	—	(186)
Net activity in investment in and advances to (from) subsidiaries	485	1,741	(10,785)	8,559	—	—

Net cash provided by (used in) investing activities	485	1,691	(13,841)	(4,465)	—	(16,130)
Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(801)	—	—	—	—	(801)
Proceeds from (payments on) long-term obligations, net	—	(374)	(53)	2,532	—	2,105
Equity issuances	316	—	—	—	—	316

Net cash provided by (used in) financing activities	(485)	(374)	(53)	2,532	—	1,620
Change in cash and cash equivalents	—	(23)	8,160	3,901	—	12,038
Cash and cash equivalents:
Beginning of period	—	55	6,442	5,513	—	12,010

End of period	$—	$32	$14,602	$9,414	$—	$24,048

SEALY CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 2, 2003 compared with Quarter Ended March 3, 2002

Net Sales.    Net sales for the quarter ended March 2, 2003, were $288.3 million, a decrease of $3.5 million, or 1.2% from the quarter ended March 3, 2002. Net sales were reduced by $11.6 million and $9.1 million for the three months ended March 2, 2003 and March 3, 2002, respectively, as a result of applying accounting guidance contained in EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”. Generally, cash consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers, is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. Total domestic sales were $233.8 million for the first quarter of 2003 compared to $241.1 million for the first quarter of 2002. The domestic sales decline of $7.3 million was attributable to a 4.6% decrease in volume, partially offset by a 1.6% increase in average unit selling price. Total international sales were $54.5 million in the first quarter of 2003 compared to $50.7 million in the first quarter of 2002. Growth of $3.8 million in the international operations was primarily attributable to growth in the European and South American operations. Current sales forecasts indicate that worldwide sales could be down 8% to 10% for the second quarter 2003 compared to the comparable period in 2002 primarily due to the softening of the economy and lower sales expected from Mattress Discounters and Mattress Firm as they restructure.

Cost of Goods Sold.    Cost of goods sold for the quarter, as a percentage of net sales, increased 0.8 percentage points to 57.4%. Cost of goods sold for the domestic business increased 1.2 percentage points to 56.2%. This increase is primarily due to higher variable costs associated with increased workers compensation, insurance and other fringe benefit expenses, lower absorption of fixed costs due to lower unit sales and costs associated with the shutdown of the Taylor facility in December. Cost of goods sold for the international business decreased 1.4 percentage points to 62.5%. This decrease is primarily due to lower material costs in the Canadian business.

Selling, General, Administrative.    Selling, general, and administrative expense as a percent of sales was 32.1% for the quarters ended March 2, 2003 and March 3, 2002. Selling, general and administrative expenses decreased $1.0 million to $92.7 million compared to $93.7 million in 2002. This decrease was primarily due to lower promotional and advertising expenses and bad debt expenses, partially offset by higher product delivery costs and corporate overhead expenses.

Stock Based Compensation.    The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of fair market value or original cost. The Company recorded a $0.5 million and $0.6 million charge during the quarters ended March 2, 2003 and March 3, 2002, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

Interest Expense.    Interest expense decreased $2.2 million due to lower effective interest rates and lower average debt levels. In 2000, the Company entered into an interest rate swap agreement that effectively converted $234.5 million of its floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $234.5 million of debt previously converted to fixed rate debt through December 2006. The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

Income Tax.    The Company’s effective income tax rates in 2003 and 2002 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes and the application of purchase accounting in 2002. The Company’s effective tax rate for the quarters ended March 2, 2003 and March 3, 2002 is approximately 41.1%.

New Sealy Product Launch

The Company annually invests significantly in research and development to improve its product offerings. Starting in June 2003, the Company will launch an entirely new line of mattresses and box-springs for its Sealy Posturepedic brand. All Sealy Posturepedic brand mattresses will be manufactured with a “UniCased™ Construction” utilizing new proprietary processes and materials incorporated into a single-sided design. The Company expects to incur increased costs in the second and third quarters associated with the introduction of the new product and the training of plant personnel in the new manufacturing processes. The Company does not expect the increased costs to materially affect long-term operating trends.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company’s principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $2.4 million for the three months ended March 2, 2003. The Company expects 2003 capital expenditures to be approximately $26.0 million. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At March 2, 2003, the Company had approximately $34.1 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $15.9 million. The Company’s net weighted average borrowing cost was 8.9% and 9.1% for the three months ended March 2, 2003 and March 3, 2002, respectively. The Company’s average interest rate has been positively impacted by the Company’s interest rate derivatives as the Company’s interest rate derivatives have effectively offset each other to reestablish the floating rate debt during a period of declining interest rates.

The Company’s cash flow from operations decreased $42.2 million from $26.5 million for the three months ended March 3, 2002 to $(15.7) million for the three months ended March 2, 2003. This decrease in operating cash flows is primarily the result of slower cash collections on customer accounts receivable. The Company also made significant payments in the first quarter associated with incentive compensation that were not made in the first quarter of 2002. The Company also experienced difficulties in an accounts receivable system conversion in the fourth quarter of 2002. These issues resulted principally in delays of processing of certain transactions and the Company also experienced deterioration in the aging of trade receivables. As a result, the Company increased its allowance for doubtful accounts $6.1 million in the fourth quarter. The Company has taken remedial actions to address these issues and does not believe that there will be a material adverse affect on its liquidity and cash flow. While the Company does not believe any further provisions for doubtful accounts are necessary, the Company will continue to monitor remedial actions to ensure that the allowance is adequate and to improve future cash collections.

Cash used in investing activities decreased approximately $13.8 million for 2002. During the first quarter of 2002, the Company advanced $12.5 million to Mattress Discounters Corporation. No such investments or advances were made during the first quarter of 2003.

Cash flow provided by financing activities increased $4.2 million from the first quarter 2003 when compared to the first quarter 2002. During the first quarter of 2003, the Company borrowed $6.8 million on its Canadian revolver to help fund operating activities, partially offset by cash payments on previously accrued debt issuance costs associated with the refinancing of the Revolving Credit Facility in November 2002.

The Company’s ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs throughout 2003. The Company’s long-term obligations contain various financial tests and covenants. The Company was in compliance with such covenants as of the quarter ended March 2, 2003. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage and total debt to adjusted EBITDA all as defined in the agreements. Those ratios change under the agreement over time and are less restrictive in 2003 versus those at the end of 2002. The Company does not foresee an inability to meet such covenants in 2003. The Company will, however, need to refinance all or a portion of the principal of the notes on or prior to maturity. In 1997, under the terms of the Company’s Senior Subordinated Note Agreement, the Company issued $128.0 million at a substantial discount from their principal amount at maturity. From the date of issuance until December 15, 2002 no interest was accrued or paid. On December 16, 2002 the Company started accruing interest with payment to be made semi-annually in June and December. Cash interest payments will increase approximately $13.3 million during 2003. Management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility for the next several years to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business. The Company’s scheduled principal payments on its borrowings will increase by approximately $44.1 million from 2003 to 2004. There can be no assurance that the Company will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. Any of these factors could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information relative to the Company’s market risk sensitive instruments by major category at December 1, 2002 is presented under Item 7a of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 1, 2002.

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

Interest Rate Risk

In 2000, the Company entered into an interest rate swap agreement that effectively converted $234.5 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties.

Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three months ended March 2, 2003, $1.0 million was amortized into interest expense. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three months ended March 2, 2003, $4.7 million was recorded as interest expense as a result of the change in its fair market value. At March 2, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $(22.4) million and $(20.2) million, respectively, which is recorded as follows:

	March 2, 2003	December 1, 2002
	(in millions)
Accrued interest	$2.4	$2.1
Other accrued expenses	8.2	7.6
Other noncurrent liabilities	11.8	10.5

	$22.4	$20.2

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $234.5 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are to be recorded in interest expense. For the three months ended March 2, 2003, $4.6 million was recorded as a reduction of interest expense as a result of the change in its fair market value. At March 2, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $11.0 million and $7.8 million with $4.8 million and $5.1 million recorded in prepaid expense and other current assets and $6.2 million and $2.7 million recorded in noncurrent assets, respectively.

A 10% increase or decrease in market interest rates that effect the Company’s interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and options contracts.

Item 4.    Internal Control and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its ‘disclosure controls and procedures’ (Disclosure Controls), and its ‘internal controls and procedures for financial reporting’ (Internal Controls). This evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized; our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

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

The CEO and CFO evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, the CEO and CFO sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were undertaken.

Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls require improvement as a result of findings from the evaluation. These findings, similar to those disclosed and discussed in the Company’s Form 10-K filed March 3, 2003, included certain deficiencies (e.g. reportable conditions) related to the timely processing of customer transactions, the matching of customer transactions and the accuracy of the aging of certain accounts receivable. Management, together with the CEO and CFO attribute the conditions identified above to a data processing and information technology conversion undertaken during fiscal 2002. The Company has taken various corrective actions and implemented corrective procedures that address the identified conditions but which may not eliminate them.

Except as described above, there are no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 10 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1    Mattress Discounters Corporation Purchase Agreement

99.1    Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY CORPORATION

Signature	Title

/s/ DAVID J. MCILQUHAM David J. McIlquham	Chief Executive Officer and President (Principal Executive Officer)

/s/ JAMES B. HIRSHORN James B. Hirshorn	Corporate Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: April 16, 2003

Chief Executive Officer Certification of the Quarterly Financial Statements

I, David J. McIlquham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sealy Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The	registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003	/S/ DAVID J. MCILQUHAM
David J. McIlquham Chief Executive Officer (Principal Executive Officer)

Chief Financial Officer Certification of the Quarterly Financial Statements

I, James B. Hirshorn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sealy Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003	/s/ JAMES B. HIRSHORN
James B. Hirshorn Chief Financial Officer (Principal Financial Officer)