Form 10-Q
period 2003-06-01
SEALY CORP
filed 2003-07-16
CIK 748015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 1, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2003 was 31,268,742.

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended June 1, 2003	Quarter Ended June 2, 2002
Net sales—Non-affiliates	$261,619	$260,134
Net sales—Affiliates	8,157	39,621

Total net sales	269,776	299,755
Costs and expenses:
Cost of goods sold—Non-affiliates	157,069	147,148
Cost of goods sold—Affiliates	4,881	23,114

Total cost of goods sold	161,950	170,262

Gross profit	107,826	129,493
Selling, general and administrative	92,716	119,671
Stock based compensation	450	654
Business closure charge (Note 4)	—	5,802
Amortization of intangibles	273	95
Royalty income, net	(2,848)	(3,111)

Income from operations	17,235	6,382
Interest expense	16,875	18,236
Other expense, net (Note 6)	1,797	2,370

Loss before income tax benefit	(1,437)	(14,224)
Income tax benefit	(419)	(5,832)

Net loss	(1,018)	(8,392)
Liquidation preference for common L & M shares	5,114	4,640

Net loss available to common shareholders	$(6,132)	$(13,032)

Earnings per share—basic:
Net loss—basic	$(0.03)	$(0.27)
Liquidation preference for common L & M shares	(0.16)	(0.15)

Net loss available to common shareholders	$(0.19)	$(0.42)

Earnings per share—diluted:
Net loss—diluted	$(0.03)	$(0.27)
Liquidation preference for common L & M shares	(0.16)	(0.15)

Net loss available to common shareholders	$(0.19)	$(0.42)

Weighted average number of common shares outstanding:
Basic	31,176	30,779
Diluted	31,176	30,779

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 1, 2003	Six Months Ended June 2, 2002
Net sales—Non-affiliates	$539,022	$513,318
Net sales—Affiliates	19,065	78,210

Total net sales	558,087	591,528
Costs and expenses:
Cost of goods sold—Non-affiliates	316,021	292,984
Cost of goods sold—Affiliates	11,284	42,288

Total cost of goods sold	327,305	335,272

Gross profit	230,782	256,256
Selling, general and administrative	185,373	213,357
Stock based compensation	990	1,228
Business closure charge (Note 4)	—	5,802
Amortization of intangibles	533	268
Royalty income, net	(5,561)	(5,598)

Income from operations	49,447	41,199
Interest expense	33,952	37,492
Other expense, net (Note 6)	1,501	3,586

Income before income tax expense	13,994	121
Income tax expense	5,919	67

Net income	8,075	54
Liquidation preference for common L & M shares	10,228	9,280

Net loss available to common shareholders	$(2,153)	$(9,226)

Earnings per share—basic:
Net income—basic	$0.26	$—
Liquidation preference for common L & M shares	(0.33)	(0.30)

Net loss available to common shareholders	$(0.07)	$(0.30)

Earnings per share—diluted:
Net income-diluted	$0.26	$—
Liquidation preference for common L & M shares	(0.33)	(0.30)

Net loss available to common shareholders	$(0.07)	$(0.30)

Weighted average number of common shares outstanding:
Basic	31,216	30,825
Diluted	31,216	30,825

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 1, 2003	December 1, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$35,242	$27,443
Accounts receivable—Non-affiliates, net	179,414	164,742
Accounts receivable—Affiliates, net (Note 13)	4,268	3,753
Inventories	55,887	53,387
Prepaid expenses, deferred taxes and other current assets	47,777	42,698

	322,588	292,023
Property, plant and equipment, at cost	294,064	280,626
Less: accumulated depreciation	(118,265)	(106,701)

	175,799	173,925
Other assets:
Goodwill	381,813	374,946
Other intangibles, net	5,182	5,078
Long-term notes receivable (Note 13)	12,022	12,022
Investments in and advances to affiliates (Note 13).	—	12,950
Debt issuance costs, net, and other assets	32,327	34,004

	431,344	439,000

	$929,731	$904,948

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$5,412	$33,338
Accounts payable	78,504	69,090
Accrued interest	23,124	14,263
Accrued incentives and advertising	37,318	41,530
Accrued compensation	17,020	24,482
Other accrued expenses	43,039	43,497

	204,417	226,200
Long-term obligations, net	745,296	719,896
Other noncurrent liabilities	47,604	46,805
Deferred income taxes	22,650	27,787
Stockholders’ equity (deficit):
Common stock	323	321
Additional paid-in capital	146,225	146,140
Accumulated deficit	(211,691)	(219,766)
Accumulated other comprehensive loss	(12,029)	(29,371)
Common stock held in treasury, at cost	(13,064)	(13,064)

	(90,236)	(115,740)

	$929,731	$904,948

*	Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 1, 2003	Six Months Ended June 2, 2002
Net cash provided by operating activities	$9,161	$48,869
Cash flows from investing activities:
Purchase of property, plant and equipment, net	(5,909)	(7,714)
Cash received from (paid on) affiliate note and investment	13,611	(12,500)
Other	—	(1,390)

Net cash provided by (used in) investing activities	7,702	(21,604)

Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	—	(801)
Proceeds from issuance of long-term obligations	51,500	—
Prepayment of Tranche debt	(49,000)	—
Repayments of long-term obligations, net	(8,171)	(1,383)
Equity contributions	87	428
Purchase of interest rate cap agreement	—	(625)
Debt issuance costs	(3,480)	—

Net cash used in financing activities	(9,064)	(2,381)

Change in cash and cash equivalents	7,799	24,884
Cash and cash equivalents:
Beginning of period	27,443	12,010

End of period	$35,242	$36,894

Supplemental disclosures:
Selected non-cash items:
Non-cash compensation	$990	$1,228
Depreciation and amortization	11,457	10,917
Business closure charge	—	5,802
Write-off of deferred debts costs and dedesignated cash flow hedge associated with the early extinguishment of debt	2,531	—

Non-cash interest expense associated with:
Junior Subordinated Notes	2,756	2,575
Debt issuance costs	2,806	2,143
Discount on Senior Subordinated Notes, net	390	6,034
Net interest (income) expense associated with interest rate swap and cap agreements	(32)	489

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

Certain reclassifications of previously reported financial information were made to conform to the current presentation.

Note 2:    Inventories

The major components of inventories were as follows:

	June 1, 2003	December 1, 2002
	(In thousands)
Raw materials	$26,357	$26,512
Work in process	20,864	18,208
Finished goods	8,666	8,667

	$55,887	$53,387

Note 3:    Warranty Costs

The Company has warranty obligations in connection with the sale of its product. The warranty period for Sealy Posturepedic, Stearns & Foster, Bassett and other Sealy branded products is a 10 year non-prorated warranty service period. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale based on historical rates. The change in the Company’s accrued warranty obligations for the six months ended June 1, 2003 are as follows:

June 1, 2003
(In thousands)
Accrued warranty obligations at December 1, 2002	$9,538
Warranty claims	(5,543)
2003 warranty provisions	5,838

Accrued warranty obligations at June 1, 2003	$9,833

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Note 4:    Business Closure

During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company’s products. It is not the Company’s strategy to own or control retail operations. Based on management’s assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business in the quarter ended June 2, 2002.

Note 5:    Goodwill and Other Intangible Assets

The Company performs an annual assessment of its indefinite-lived goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its indefinite-lived goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

The changes in the carrying amount of goodwill for the six months ended June 1, 2003, are as follows:

Balance as of December 1, 2002	$374.9
Increase due to foreign currency translation	6.9

Balance as of June 1, 2003	$381.8

Total other intangibles of $5.2 million (net of accumulated amortization of $14.0 million) as of June 1, 2003 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 6:    Other (Income) Expense

The Company previously contributed cash and other assets to Mattress Holding International LLC (“MHI”), a company which was controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. The equity ownership of MHI was transferred to the Company in November 2002. MHI acquired a minority interest in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, in 1999. In October 2002, MHI acquired substantially all of the remaining interest in Malachi and sold 100% of its interest to an independent third party. The Malachi investment was accounted for by MHI under the equity method. Accordingly, the Company recorded equity in the losses of Malachi of $2.9 million and $5.3 million for the three and six months ended June 2, 2002, respectively. See also Note 13.

Additionally, Other expense, net includes interest income of $0.7 million and $1.0 million for the three and six months ended June 1, 2003 and $0.4 million and $1.5 million for the three and six months ended June 2, 2002, respectively.

Other expense, net in the three and six months ended June 1, 2003 also includes a $2.0 million write-off of previously deferred derivative losses recorded in accumulated other comprehensive loss and $0.5 million of deferred debt costs associated with the early extinguishment of debt in May 2003. See also Note 7.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Note 7:    Long-Term Obligations

In May 2003, the Company completed a private placement of $50 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007 require semi-annual interest payments, commencing June 15, 2003. The proceeds from the placement were used to prepay all quarterly principal payments on the Senior AXELs Credit Facility due through March 2004. The Company will commence quarterly principal payments on June 15, 2004. Subsequent to the issuance, the Company registered the notes with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company commenced an exchange offer for the notes in June and expects to have it completed in July.

Note 8:    Recently Issued Accounting Pronouncements

The FASB issued FAS 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement is not expected to have a significant impact on the Company’s consolidated financial statements.

The FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, the Company’s fourth quarter of fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

The FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company adopted these provisions in its second quarter of 2003. The Company is not a primary beneficiary of a VIE and does not hold any significant interests or involvement in a VIE. The adoption had no effect on the consolidated financial statements.

The Emerging Issues Task Force of the FASB released Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” to provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. The Company adopted EITF 01-09 effective March 4, 2002, the first day of fiscal second quarter of 2002, and reclassified previous period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced $10.9 million and $22.5 million for the three and six months ended June 1, 2003 and $13.5 million and $22.7 million for the three and six months ended June 2, 2002, respectively. These changes did not affect the Company’s financial position or results of operations.

Note 9:    Hedging Strategies

In 2001, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and six months ended June 1, 2003, $1.0 million and $2.0 million was amortized into interest expense, respectively. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive loss. Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three and six months ended June 1, 2003, $2.8 million and $7.5 million, respectively, was recorded as interest expense as a result of the change in its fair market value. At June 1, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $(22.4) million and $(20.2) million, respectively, which is recorded as follows:

	June 1, 2003	December 1, 2002
	(in millions)
Accrued interest	$2.9	$2.1
Other accrued expenses	11.1	7.6
Other noncurrent liabilities	8.4	10.5

	$22.4	$20.2

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are to be recorded in interest expense. As a result of the change in fair market value, $2.6 million and $7.2 million was recorded as a reduction of interest expense for the three and six months ended June 1, 2003, respectively, and $0.5 million was recorded as additional interest expense for the three and six months ended June 2, 2002. At June 1, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $12.1 million and $7.8 million with $9.3 million and $5.1 million recorded in prepaid expense and other current assets and $2.8 million and $2.7 million recorded in noncurrent assets, respectively.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

At June 1, 2003 and December 1, 2002, accumulated other comprehensive loss associated with the interest rate swaps was $(5.8) million and $(10.9) million, respectively. During the second quarter of 2003, the Company wrote off $2.0 million of previously deferred derivative losses recorded in accumulated other comprehensive loss associated with the early extinguishment of debt. See Notes 6 and 7.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At June 1, 2003, the Company had forward contracts to sell a total of 25.0 million Mexican pesos and 2.1 million Canadian dollars with expiration dates ranging from July 24, 2003 to November 26, 2003, respectively and option contracts to sell a total of 3.8 million Canadian dollars with expiration dates ranging from June 4, 2003 to July 23, 2003.

Note 10:    Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the three and six months ended June 1, 2003 and June 2, 2002:

	Three months ended		Six months ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
Numerator:
Net income (loss)	$(1,018)	$(8,392)	$8,075	$54
Liquidation preference for common L & M shares	5,114	4,640	10,228	9,280

Net loss available to common shareholders	$(6,132)	$(13,032)	$(2,153)	$(9,226)

Denominator:
Denominator for basic earnings per share—weighted average shares	31,176	30,779	31,216	30,825
Effect of dilutive securities:
Stock options	*	*	*	*

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	31,176	30,779	31,216	30,825

*	The dilutive securities are antidilutive for the three and six months ended June 1, 2003 and June 2, 2002.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Note 11:    Comprehensive Income

Total comprehensive income (loss) for the three and six months ended June 1, 2003 was $12.4 million and $25.4 million and for the three and six months ended June 2, 2002 was $(7.7) million and $0.2 million, respectively.

Activity in Stockholders’ Equity (Deficit) is as follows (dollar amounts in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at December 1, 2002		$321	$146,140	$(219,766)	$(13,064)	$(29,371)	$(115,740)
Comprehensive income (loss):
Net income for the six months ended June 1, 2003	$8,075	—	—	8,075	—	—	8,075
Exercise of stock options	—	2	85	—	—	—	87
Amortization of dedesignated cash flow hedge	2,018	—	—	—	—	2,018	2,018
Write-off of dedesignated cash flow hedge associated with early extinguishment of debt	2,010	—	—	—	—	2,010	2,010
Foreign currency translation adjustment	13,314	—	—	—	—	13,314	13,314

Balances at June 1, 2003	$25,417	$323	$146,225	$(211,691)	$(13,064)	$(12,029)	$(90,236)

Note 12:    Contingencies

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

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

Note 13:    Related Party Transactions

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. In 1999, MHI acquired a minority interest in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, and indirectly through a Bain controlled holding company acquired a minority interest in Mattress Holdings Corporation (MHC). MHC owns an interest in Mattress Discounters Corporation, a domestic mattress retailer and sold all of its equity interest in an international bedding retailer, previously an affiliate of Sealy, on April 15, 2003.

In October 2002, Mattress Discounters Corporation filed a voluntary joint petition with the U.S. Bankruptcy Court for the District of Maryland for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was operating as a debtor in possession under the Bankruptcy Code. Effective March 14, 2003, Mattress Discounters emerged from bankruptcy. At the time Mattress Discounters filed for bankruptcy protection, the Company had recorded in its financial statements a $12.5 million participation in Mattress Discounters’ banking facility and $16.0 million in trade receivables. The Company had fully-reserved the trade receivables. As part of the approved bankruptcy settlement, the Company received a non-controlling minority interest in Mattress Discounters and a $12.9 million secured note, guaranteed by MHC. Other entities affiliated with Bain Capital LLC also received a minority interest in Mattress Discounters. During the bankruptcy period, Mattress Discounters exited four markets. The majority of the stores in the exited markets were acquired by other current Sealy customers. The Company and Mattress Discounters also amended the existing long-term supply agreement to remove a requirement for Sealy to be Mattress Discounters’ exclusive supplier. The Company does not believe that any sales reductions, as a result of the amended supply agreement or the markets exited, will have a material adverse effect on the Company. The Company had sales to Mattress Discounters of $6.9 million and $15.0 million for the three and six months ended June 1, 2003 and $20.9 million and $38.7 million for the three and six months ended June 2, 2002, respectively, which are shown in the statement of operations as sales to affiliates. Concurrent with the previously mentioned sale of the international bedding retailer by MHC, Sealy consummated the sale to MHC of the $12.9 million note and the equity interest that Sealy received in the Mattress Discounters bankruptcy, as well as MHI’s equity interest in MHC for $13.6 million. As a result of these transactions, the Company no longer has any direct interest in Mattress Discounters other than trade receivables in the normal course of business.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In October 2002, MHI acquired substantially all of the remaining interest in Malachi. Concurrent with the acquisition, MHI sold 100% of its interest in Malachi to an independent third party, canceled $21.7 million in trade receivables, all of which were fully reserved, received a $17.5 million long-term note with an estimated fair value of $8.8 million, due and payable in 2009, and Malachi’s name was changed to Mattress Firm, Inc (MFI). MHI also loaned Mattress Firm, Inc. $3.3 million secured by all of its assets. Both the note and the loan are recorded in Long-term notes receivable in the balance sheet. The Company’s net exposure (including trade receivables) at June 1, 2003 and December 1, 2002 was $20.9 million and $19.5 million, respectively. The Company believes that the operating performance of Mattress Firm, Inc. has improved in 2003 compared to 2002. In addition, the current owners, at the time of the transaction, made additional cash infusions in the business which improved its overall capital structure. The Company has been receiving timely payments on its outstanding receivables assumed by MFI. Based on this, the Company believes that it has adequate reserves against its current exposure. The Company will, however, continue to monitor this business to determine whether reserve levels are appropriate. Concurrent with the transactions, the Company entered into a new long-term, non-exclusive supply agreement with Mattress Firm, Inc. through November 1, 2008 which replaced an exclusive supply agreement. The Company does not expect that any sales reduction as a result of the amended supply agreement will have a material adverse effect on the Company. As a result of the transactions previously described, MFI is no longer an affiliate of Bain Capital LLC or Sealy and sales since the date of the transactions are shown in the statement of operations as sales to non-affiliates. The Company also had sales to Malachi of $16.2 million and $34.0 million for the three and six months ended June 2, 2002 which is included in the statement of operations as sales to affiliates.

As previously mentioned, MHC sold its interest in an international bedding retailer on April 15, 2003. Consequently, this retailer is no longer an affiliate of Sealy. Prior to the transaction, sales to this retailer were included in sales to affiliates in the statement of operations. Such affiliate sales were $1.3 million and $4.0 million for the three and six months ended June 1, 2003 and $2.5 million and $5.5 million for the three and six months ended June 2, 2002, respectively. Sales to this retailer after April 15, 2003 have been included in sales to non-affiliates in the statement of operations.

The Company believes that the terms on which mattresses were supplied to these affiliates were not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party.

Note 14:    Stock Option and Restricted Stock Plans

As permitted by FAS 123, “Accounting for Stock-Based Compensation”, the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123” does however require interim disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

For purposes of this pro forma disclosure, the estimated fair value of the options is amortized as an expense over the options’ vesting period. The Company recognized no compensation expense for the three and six months ended June 1, 2003 and June 2, 2002 as all options were granted at or above the fair market value of the stock at the date of grant.

	Three months ended		Six months ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
	(In thousands, except per share data)
Net income (loss), as reported	$(1,018)	$(8,392)	$8,075	$54
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	145	149	290	298

Pro forma net income (loss)	$(1,163)	$(8,541)	$7,785	$(244)

Earnings per share:
Basic—as reported	$(0.03)	$(0.27)	$0.26	$—
Basic—pro forma	(0.04)	(0.28)	0.25	(0.01)

Diluted—as reported	(0.03)	(0.27)	0.26	—
Diluted—pro forma	(0.04)	(0.28)	0.25	(0.01)

Note 15:    Segment Information

The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding.

Note 16:    Guarantor/Non-Guarantor Financial Information

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

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of June 1, 2003 and December 1, 2002 and consolidating condensed statements of operations for the three months ended June 1, 2003 and June 2, 2002 and the consolidating condensed statements of operations and cash flows for the six months ended June 1, 2003 and June 2, 2002.

2	Sealy Corporation (the “Parent” and a “guarantor”), Sealy Mattress Company (the “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

June 1, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$31	$31,594	$3,617	$—	$35,242
Accounts receivable—Non-affiliates, net	13	(15)	124,598	54,818	—	179,414
Accounts receivable—Affiliates, net	—	—	4,268	—	—	4,268
Inventories	—	1,685	34,865	19,337	—	55,887
Prepaid expenses, deferred taxes and other current assets	(97)	9,769	26,501	11,604	—	47,777

	(84)	11,470	221,826	89,376	—	322,588
Property, plant and equipment, at cost	—	6,264	227,367	60,433	—	294,064
Less: accumulated depreciation	—	(3,183)	(103,211)	(11,871)	—	(118,265)

	—	3,081	124,156	48,562	—	175,799
Other assets:
Goodwill	—	14,816	314,698	52,299	—	381,813
Other intangibles, net	—	—	3,545	1,637	—	5,182
Net investment in and advances to (from) subsidiaries	(35,946)	603,272	(353,044)	(91,197)	(123,085)	—
Long-term notes receivable	—	—	—	12,022	—	12,022
Debt issuance costs, net and other assets	107	21,579	8,176	2,465	—	32,327

	(35,839)	639,667	(26,625)	(22,774)	(123,085)	431,344

Total assets	$(35,923)	$654,218	$319,357	$115,164	$(123,085)	$929,731

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$—	$—	$9	$5,403	$—	$5,412
Accounts payable	—	555	44,054	33,895	—	78,504
Accrued interest	—	1,147	21,489	488	—	23,124
Accrued incentives and advertising	—	1,584	30,426	5,308	—	37,318
Accrued compensation	—	145	11,621	5,254	—	17,020
Other accrued expenses	111	12,492	23,822	6,614	—	43,039

	111	15,923	131,421	56,962	—	204,417
Long-term obligations, net	48,002	690,331	63	6,900	—	745,296
Other noncurrent liabilities	6,678	8,420	26,920	5,586	—	47,604
Deferred income taxes	(478)	679	13,575	8,874	—	22,650
Stockholders’ equity (deficit)	(90,236)	(61,135)	147,378	36,842	(123,085)	(90,236)

Total liabilities and stockholders’ equity (deficit)	$(35,923)	$654,218	$319,357	$115,164	$(123,085)	$929,731

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28	$21,881	$5,534	$—	$27,443
Accounts receivable—Non-affiliates, net	11	16	115,141	49,574	—	164,742
Accounts receivable—Affiliates, net	—	—	420	3,333	—	3,753
Inventories	—	1,501	36,377	15,509	—	53,387
Prepaid expenses, deferred taxes and other current assets	(97)	5,557	29,490	7,748	—	42,698

	(86)	7,102	203,309	81,698	—	292,023
Property, plant and equipment, at cost	—	5,398	223,526	51,702	—	280,626
Less accumulated depreciation	—	(2,517)	(95,568)	(8,616)	—	(106,701)

	—	2,881	127,958	43,086	—	173,925

Other assets:
Goodwill	—	14,816	314,698	45,432	—	374,946
Other intangibles, net	—		3,689	1,389	—	5,078
Net investment in and advances to (from) subsidiaries	(65,254)	590,852	(359,727)	(110,986)	(54,885)	—
Investment in and advances to affiliates	—	—	—	12,950	—	12,950
Long-term notes receivable	—	—	—	12,022	—	12,022
Debt issuance costs, net and other assets	106	22,318	8,954	2,626	—	34,004

	(65,148)	627,986	(32,386)	(36,567)	(54,885)	439,000

Total assets	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$29,437	$—	$3,901	$—	$33,338
Accounts payable	—	229	38,481	30,380	—	69,090
Accrued interest	—	1,764	12,246	253	—	14,263
Accrued incentives and advertising	—	1,059	35,468	5,003	—	41,530
Accrued compensation	—	144	19,589	4,749	—	24,482
Other accrued expenses	51	10,224	25,238	7,984	—	43,497

	51	42,857	131,022	52,270	—	226,200
Long-term obligations, net	45,246	672,340	63	2,247	—	719,896
Other noncurrent liabilities	5,687	10,442	25,593	5,083	—	46,805
Deferred income taxes	(478)	679	19,582	8,004	—	27,787
Stockholders’ (deficit) equity	(115,740)	(88,349)	122,621	20,613	(54,885)	(115,740)

Total liabilities and stockholders’ (deficit) equity	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

SEALY CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended June 1, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$11,985	$231,199	$53,477	$(35,042)	$261,619
Net sales—Affiliates	—	—	6,873	1,284	—	8,157

Total net sales	—	11,985	238,072	54,761	(35,042)	269,776
Costs and expenses:
Cost of goods sold— Non-affiliates	—	8,295	149,522	34,294	(35,042)	157,069
Cost of goods sold— Affiliates	—	—	4,027	854	—	4,881

Total cost of goods sold	—	8,295	153,549	35,148	(35,042)	161,950
Gross profit	—	3,690	84,523	19,613	—	107,826
Selling, general and administrative	37	3,538	72,676	16,465	—	92,716
Stock based compensation	450	—	—	—	—	450
Amortization of intangibles	—		73	200	—	273
Royalty income, net	—	—	(3,092)	244	—	(2,848)

Income from operations	(487)	152	14,866	2,704	—	17,235
Interest expense	1,452	14,989	(16)	450	—	16,875
Other (income) expense, net	—	2,531	(108)	(626)	—	1,797
Loss (income) from equity investees	761	(1,490)	—	—	729	—
Loss (income) from nonguarantor equity investees	—	412	(1,553)	—	1,141	—
Capital charge and intercompany interest allocation	(1,489)	(14,192)	14,787	894	—	—

Income (loss) before income taxes	(1,211)	(2,098)	1,756	1,986	(1,870)	(1,437)
Income tax (benefit) expense	(193)	(1,337)	266	845	—	(419)

Net income (loss)	$(1,018)	$(761)	$1,490	$1,141	$(1,870)	$(1,018)

SEALY CORPORATION

Supplemental Consolidated Condensed Statements of Operations  Three Months Ended June 2, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$12,006	$203,857	$46,740	$(2,469)	$260,134
Net sales—Affiliates	—	—	37,133	2,488	—	39,621

Total net sales	—	12,006	240,990	49,228	(2,469)	299,755
Costs and expenses:
Cost of goods sold— Non-affiliates	—	8,040	111,897	29,680	(2,469)	147,148
Cost of goods sold— Affiliates	—	—	21,471	1,643	—	23,114

Total cost of goods sold	—	8,040	133,368	31,323	(2,469)	170,262
Gross profit	—	3,966	107,622	17,905	—	129,493
Selling, general and administrative	45	2,913	95,363	21,350	—	119,671
Stock based compensation	654	—	—	—	—	654
Business closure charge	—	—	—	5,802	—	5,802
Amortization of intangibles	—		72	23	—	95
Royalty income, net	—	—	(3,330)	219	—	(3,111)

Income from operations	(699)	1,053	15,517	(9,489)	—	6,382
Interest expense	1,430	16,109	285	412	—	18,236
Other (income) expense	(2)	—	(189)	2,561	—	2,370
Loss (income) from equity investees	8,181	16,803	—	—	(24,984)	—
Loss (income) from nonguarantor equity investees	—	(8,677)	14,632	—	(5,955)	—
Capital charge and intercompany interest allocation	(1,473)	(15,033)	15,574	932	—	—

Income (loss) before income taxes	(8,835)	(8,149)	(14,785)	(13,394)	30,939	(14,224)
Income tax expense (benefit)	(443)	32	2,018	(7,439)	—	(5,832)

Net income (loss)	$(8,392)	$(8,181)	$(16,803)	$(5,955)	$30,939	$(8,392)

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations  Six Months Ended June 1, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$26,034	$481,234	$103,816	$(72,062)	$539,022
Net sales—Affiliates	—	—	15,021	4,044	—	19,065

Total net sales	—	26,034	496,255	107,860	(72,062)	558,087
Costs and expenses:
Cost of goods sold— Non-affiliates	—	18,047	304,408	65,628	(72,062)	316,021
Cost of goods sold— Affiliates	—	—	8,622	2,662	—	11,284

Total cost of goods sold	—	18,047	313,030	68,290	(72,062)	327,305
Gross profit	—	7,987	183,225	39,570	—	230,782
Selling, general and administrative	75	7,767	144,283	33,248	—	185,373
Stock based compensation	990	—	—	—	—	990
Amortization of intangibles	—	—	145	388	—	533
Royalty income, net	—	—	(6,026)	465	—	(5,561)

Income from operations	(1,065)	220	44,823	5,469	—	49,447
Interest expense	2,863	30,325	4	760	—	33,952
Other (income) expense	(1)	2,531	(219)	(810)	—	1,501
Loss (income) from equity investees	(8,650)	(11,444)	—	—	20,094	—
Loss (income) from nonguarantor equity investees	—	512	(2,646)	—	2,134	—
Capital charge and intercompany interest allocation	(2,938)	(28,711)	29,800	1,849	—	—

Income (loss) before income taxes	7,661	7,007	17,884	3,670	(22,228)	13,994
Income tax (benefit) expense	(414)	(1,643)	6,440	1,536	—	5,919

Net income (loss)	$8,075	$8,650	$11,444	$2,134	$(22,228)	$8,075

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations  Six Months Ended June 2, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$23,774	$401,226	$93,216	$(4,898)	$513,318
Net sales—Affiliates	—	—	72,658	5,552	—	78,210

Total net sales	—	23,774	473,884	98,768	(4,898)	591,528
Costs and expenses:
Cost of goods sold— Non-affiliates	—	15,664	223,088	59,130	(4,898)	292,984
Cost of goods sold— Affiliates	—	—	38,481	3,807	—	42,288

Total cost of goods sold	—	15,664	261,569	62,937	(4,898)	335,272
Gross profit	—	8,110	212,315	35,831	—	256,256
Selling, general and administrative	90	5,622	171,823	35,822	—	213,357
Stock based compensation	1,228	—	—	—	—	1,228
Business closure charge	—	—	—	5,802	—	5,802
Amortization of intangibles	—	—	144	124	—	268
Royalty income, net	—	—	(5,987)	389	—	(5,598)

Income from operations	(1,318)	2,488	46,335	(6,306)	—	41,199
Interest expense	2,700	33,596	303	893	—	37,492
Other (income) expense	(2)	—	(990)	4,578	—	3,586
Loss (income) from equity investees	(603)	9,141	—	—	(8,538)	—
Loss (income) from nonguarantor equity investees	—	(9,616)	15,704	—	(6,088)	—
Capital charge and intercompany interest allocation	(2,788)	(31,395)	32,341	1,842	—	—

Income (loss) before income taxes	(625)	762	(1,023)	(13,619)	14,626	121
Income tax (benefit) expense	(679)	159	8,118	(7,531)	—	67

Net income (loss)	$54	$603	$(9,141)	$(6,088)	$14,626	$54

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows  Six Months Ended June 1, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash operating activities	$—	$55	$8,379	$727	$—	$9,161

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(171)	(5,340)	(398)	—	(5,909)
Cash received from affiliate note and investment	—	—	—	13,611	—	13,611
Net activity in investment in and advances to (from) subsidiaries	(87)	15,435	6,665	(22,013)	—	—

Net proceeds provided by (used in) investing activities	(87)	15,264	1,325	(8,800)	—	7,702

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	51,500	—	—	—	51,500
Prepayment of Tranche debt	—	(49,000)	—	—	—	(49,000)
Repayment of long-term obligations, net	—	(14,336)	9	6,156	—	(8,171)
Equity issuances	87	—	—	—	—	87
Debt issuance costs	—	(3,480)	—	—	—	(3,480)

Net cash (used in) financing activities	87	(15,316)	9	6,156	—	(9,064)

Change in cash and cash equivalents	—	3	9,713	(1,917)	—	7,799
Cash and cash equivalents:
Beginning of period	—	28	21,881	5,534	—	27,443

End of period	$—	$31	$31,594	$3,617	$—	$35,242

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows  Six Months Ended June 2, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash operating activities	$—	$1,046	$38,014	$9,809	$—	$48,869

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(96)	(6,875)	(743)	—	(7,714)
Purchase of businesses, net of cash acquired	—	—	—	(1,390)	—	(1,390)
Advances to affiliate	—	—	—	(12,500)	—	(12,500)
Net activity in investment in and advances to (from) subsidiaries	373	408	(4,896)	4,115	—	—

Net proceeds provided by (used in) investing activities	373	312	(11,771)	(10,518)	—	(21,604)

Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(801)	—	—	—	—	(801)
Repayment of long-term obligations, net	—	(758)	(48)	(577)	—	(1,383)
Equity issuances	428	—	—	—	—	428
Purchase of interest rate cap	—	(625)	—	—	—	(625)

Net cash (used in) financing activities	(373)	(1,383)	(48)	(577)	—	(2,381)

Change in cash and cash equivalents	—	(25)	26,195	(1,286)	—	24,884
Cash and cash equivalents:
Beginning of period	—	55	6,442	5,513	—	12,010

End of period	$—	$30	$32,637	$4,227	$—	$36,894

SEALY CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended June 1, 2003 compared with Quarter Ended June 2, 2002

Net Sales.    Net sales for the quarter ended June 1, 2003, were $269.8 million, a decrease of $30.0 million, or 10.0% from the quarter ended June 2, 2002. Total domestic sales were $213.8 million for the second quarter of 2003 compared to $248.4 million for the second quarter of 2002. Domestic sales decline of $34.6 million was attributable to a 14.0% decrease in volume. This unit volume decrease was primarily due to a $9.7 million decrease in floor sample shipments in 2003 as the Company was providing floor samples for the new Stearns & Foster roll-out in 2002, lower sales from affiliates and prior affiliates as they transition to multivendor retailers and general economic softness. For the quarter ended June 1, 2003, sales to affiliates included sales to one affiliate for the entire quarter and sales to a prior affiliate for approximately one half of the quarter. Affiliate sales for the quarter ended June 2, 2002 included sales to three affiliates. Total international sales were $56.0 million for the second quarter of 2003 compared to $51.4 for the second quarter of 2002. Growth of $5.0 million in the international operations was primarily attributable to sales growth in the European, Argentine and Brazilian markets.

Cost of Goods Sold.    Cost of goods sold for the quarter, as a percentage of net sales, increased 3.2 percentage points to 60.0%. Cost of goods sold for the domestic business, as a percentage of net sales, increased 3.5 percentage points to 58.9%. This increase is primarily due to lower absorption of fixed costs due to lower unit sales, higher variable costs associated with increased workers compensation and health insurance costs, higher material costs and a lower mix of higher-end products that typically carry a higher margin than other products. Cost of goods sold for the international business, as a percentage of net sales, increased 0.6 percentage points to 64.5%. This increase is primarily due to higher labor and fringe benefit costs in the European operations and higher material costs in Brazil, partially offset by lower material costs in the Canadian and European businesses.

Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $27.0 million to $92.7 million, or 34.4% of net sales, compared to $119.7 million, or 39.9% of net sales. This decrease is primarily due to a $17.9 decrease in bad debt expense as the Company recorded specific bad debt charges in the second quarter of 2002 primarily associated with affiliated customers. The Company also had decreased promotional and advertising costs, partially offset by higher corporate overhead expenses.

Stock Based Compensation.    The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $0.5 million and a $0.7 million charge during the quarters ended June 1, 2003 and June 2, 2002, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

Interest Expense.    Interest expense decreased $1.4 million primarily due to lower average debt levels and lower effective interest rates. In 2001, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

Income Tax.    The Company’s effective income tax rates in 2003 and 2002 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes and operating losses in 2002 from a prior equity investee for which no tax benefit had been recorded. The Company’s effective tax rate for the quarter ended June 1, 2003 is approximately (29.2)% compared to (41.0)% for quarter ended June 2, 2002. The Company’s effective tax rate for the second quarter of 2003 was also impacted by a higher projected effective tax rate for the full fiscal year as compared to the end of the first quarter of 2003. This resulted in a lower tax benefit as compared to the effective rate for the six months ended June 1, 2003.

Six Months Ended June 1, 2003 compared with Six Months Ended June 2, 2002

Net Sales.    Net sales for the six months ended June 1, 2003, were $558.1 million, a decrease of $33.4 million, or 5.7% from the six months ended June 2, 2002. Total domestic sales were $447.6 million for the six months of 2003 compared to $489.6 million for the six months of 2002. Domestic sales decline of $42.0 million was attributable to an 8.5% decrease in volume partially offset by a 0.9% increase in average unit selling price. This unit volume decrease was primarily due to a $9.2 million decrease in floor sample shipments in 2003 as the Company was providing floor samples for the new Stearns & Foster roll-out in 2002, lower sales from affiliates and prior affiliates as they transition to multivendor retailers and general economic softness. For the six months ended June 1, 2003, sales to affiliates included sales to one affiliate for the entire period and sales to a prior affiliate for the majority of the period. Affiliate sales for the six months ended June 2, 2002 included sales to three affiliates. Total international sales were $110.5 million for the six months ended June 1, 2003 compared to $101.8 for the six months ended June 2, 2002. Growth of $8.7 million in the international operations was primarily attributable to sales growth in the European, Argentine and Brazilian markets.

Cost of Goods Sold.    Cost of goods sold for the six months ended June 1, 2003, as a percentage of net sales, increased 1.9 percentage points to 58.6%. Cost of goods sold for the domestic business, as a percentage of net sales, increased 2.3 percentage points to 57.5%. This increase is primarily due to lower absorption of fixed costs due to lower unit sales, higher variable costs associated with increased workers compensation and health insurance costs, a lower mix of higher-end products that typically carry a higher margin than other products and costs associated with the shutdown of the Taylor facility in December. Cost of goods sold for the international business, as a percentage of net sales, decreased 0.5 percentage points to 63.5%. This decrease is primarily due to lower material costs in the Canadian and European businesses, partially offset by increased labor and fringe benefit costs in the European operations.

Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $28.0 million to $185.4 million, or 33.2% of net sales, compared to $213.4 million or 36.1% of net sales. This decrease is primarily due to an $18.4 decrease in bad debt expense as the Company recorded specific bad debt charges in the second quarter of 2002 primarily associated with affiliated customers. The Company also had decreased promotional and advertising costs, partially offset by higher corporate overhead expenses.

Stock Based Compensation.    The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $1.0 million and $1.2 million charge for the six months ended June 1, 2003 and June 2, 2002, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

Interest Expense.    Interest expense decreased $3.5 million due to lower average debt levels and lower effective interest rates. In 2001, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

Income Tax.    The Company’s effective income tax rates in 2003 and 2002 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes and operating losses in 2002 from a prior equity investee for which no tax benefit had been recorded. The Company’s effective tax rate for the six months ended June 1, 2003 is approximately 42.3% compared to 55.4% for the six months ended June 2, 2002.

New Sealy Product Launch

The Company annually invests significantly in research and development to improve its product offerings. In June 2003, the Company launched an entirely new line of mattresses and box springs for its Sealy Posturepedic brand. All Sealy Posturepedic brand mattresses will be manufactured with “UniCased Construction” utilizing new proprietary processes and materials incorporated into a single-sided design. The

Company expects to incur increased costs in the third quarter associated with the introduction of the new product and the training of plant personnel in the new manufacturing processes. The Company does not expect the increased costs to materially affect long-term operating trends. Such introduction costs were not significant in the second quarter of 2003.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company’s principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $5.9 million for the six months ended June 1, 2003. The Company expects 2003 capital expenditures to be approximately $22.3 million. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At June 1, 2003, the Company had approximately $34.1 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $15.9 million. The Company’s net weighted average borrowing cost was 9.0% and 9.1% for the six months ended June 1, 2003 and June 2, 2002, respectively. The Company’s average interest rate has been positively impacted by the Company’s interest rate derivatives as the Company’s interest rate derivatives have effectively offset each other to reestablish the floating rate debt during a period of declining interest rates.

The Company’s cash flow from operations decreased $39.7 million from $48.9 million for the six months ended June 2, 2002 to $9.2 million for the six months ended June 1, 2003. This decrease in operating cash flows is primarily the result of slower cash collections on customer accounts receivable. The Company also made significant payments in the first quarter associated with incentive compensation that were not made in the first quarter of 2002. The Company has also experienced difficulties in an accounts receivable system conversion in the fourth quarter of 2002 that continues to negatively impact collection efforts through June 2003. These issues have resulted principally in delays of processing of certain transactions and the Company also experienced deterioration in the aging of trade receivables. As a result, the Company increased its allowance for doubtful accounts $6.1 million in the fourth quarter of 2002. In the second quarter of 2003, the Company reassessed the progress of its collection efforts and determined an incremental $2.0 million reserve was necessary. The Company has increased the resources committed to this issue and believes processes are in place to provide for more control and stability in the processing of receivable transactions and the cash collection process. While the Company does not believe any further provisions for doubtful accounts are necessary, the Company is continuing to monitor remedial actions to ensure that the allowance is adequate and to improve future cash collections. The Company’s failure to adequately resolve these issues could result in a material adverse affect to its liquidity and cash flow and future charges to earnings.

In the first quarter of 2002, the Company advanced $12.5 million to Mattress Discounters Corporation, an affiliate of the Company. As part of Mattress Discounters’ bankruptcy settlement in March 2003, the Company received a non-controlling minority interest in Mattress Discounters and a $12.9 million secured note, guaranteed by Mattress Holdings Corporation (MHC), a company in which Sealy had a minority equity interest and was controlled by the Sealy’s principal owners. In April 2003, the Company sold to MHC the $12.9 million note and the equity interest Sealy received in the Mattress Discounters bankruptcy, as well as the Company’s equity interest in MHC for $13.6 million.

In May 2003, the Company completed a private placement of $50 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007 require semi-annual interest payments, commencing June 15, 2003. The proceeds from the placement were used to prepay all quarterly principal payments on the Senior AXELs Credit Facility through March 2004. The Company will commence quarterly principal payments on June 15, 2004. Subsequent to the issuance, the Company registered the notes with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company commenced an exchange offer in June and expects to have it completed by the end of the third quarter. In connection with the note issuance, the Company incurred $2.5 million in debt financing costs, of which $2.3 was paid in the second quarter. The Company also paid $1.2 million during the first quarter for previously accrued debt issuance costs associated with the refinancing of the Revolving Credit Facility in November 2002.

The Company’s ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs throughout 2003. The Company’s long-term obligations contain various financial test and covenants. The Company was in compliance with such covenants as of the six months ended June 1, 2003. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage and total debt to adjusted EBITDA all as defined in the agreements. Those ratios change under the agreement over time and are less restrictive in 2003 versus those at the end of 2002. The Company does not foresee an inability to meet such covenants in 2003. The Company will, however, need to refinance all or a portion of the principal of the notes on or prior to maturity. In 1997, under the terms of the Company’s Senior Subordinated Note Agreement the Company issued $128.0 million at a substantial discount from their principal amount at maturity. From the date of issuance until December 15, 2002 no interest accrued or was paid. On December 16, 2002 the Company started accruing interest with payment to be made semi-annually in June and December. Cash interest payments will increase approximately $13.3 million during 2003. However, management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility through 2004 to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business. The Company’s scheduled principal payments on its borrowings will increase by approximately $25.2 million from 2003 to 2004. There can be no assurance that the Company will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund our other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. Any of these factors could have a material adverse effect on business, financial condition or results of operations.

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

Interest Rate Risk

In 2001, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties.

Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three months and six months ended June 1, 2003, $1.0 million and $2.0 million and was amortized into interest expense, respectively. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three and six months ended June 1, 2003, $2.8 million and $7.5 million, respectively, was recorded as interest expense as a result of the change in its fair market value. At June 1, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $(22.4) million and $(20.2) million, respectively, which is recorded as follows:

	June 1, 2003	December 1, 2002
	(in millions)
Accrued interest	$2.9	$2.1
Other accrued expenses	11.1	7.6
Other noncurrent liabilities	8.4	10.5

	$22.4	$20.2

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are to be recorded in interest expense. As a result of the change in fair market value, $2.6 million and $7.2 million was recorded as a reduction of interest expense for the three and six months ended June 1, 2003, respectively, and $0.5 million was recorded as additional interest expense for the three and six months ended June 2, 2002. At March 1, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $12.1 million and $7.8 million with $9.3 million and $5.1 million recorded in prepaid expense and other current assets and $2.8 million and $2.7 million recorded in noncurrent assets, respectively.

A 10% increase or decrease in market interest rates that effect the Company’s interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and options contracts. See also Note 9 to the unaudited condensed consolidated financial statements.

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

Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls require improvement as a result of findings from the evaluation. These findings, similar to those disclosed and discussed in the Company’s Form 10-K filed March 3, 2003, included certain deficiencies (e.g. reportable conditions) related to the timely processing of customer transactions, the matching of customer transactions and the accuracy of the aging of certain accounts receivable. Management, together with the CEO and CFO attribute the conditions identified above to a data processing and information technology conversion undertaken during fiscal

2002. The Company has taken various corrective actions during and after the quarter ended June 1, 2003, including increasing resources devoted to resolving these issues and improving collections, that address the identified conditions. Certain of these conditions continue to exist and additional corrective actions may be required to address these issues.

Except as described above, there are no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

See Note 12 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1 Chief Executive Officer Certification of the Quarterly Financial Statements

31.2 Chief Financial Officer Certification of the Quarterly Financial Statements

32 Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

Press release announcing first quarter 2003 financials filed April 17, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY CORPORATION

Signature	Title

/S/ DAVID J. MCILQUHAM David J. McIlquham	Chief Executive Officer (Principal Executive Officer)

/S/ JAMES B. HIRSHORN James B. Hirshorn	Corporate Vice President—Administration and Chief Financial Officer (Principal Accounting Officer)

Date: July 16, 2003