Form 10-Q
period 2003-08-31
SEALY CORP
filed 2003-10-15
CIK 748015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2003

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2003 was 31,273,542.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended August 31, 2003	Quarter Ended September 1, 2002
Net sales—Non-affiliates	$318,326	$275,065
Net sales—Affiliates	6,615	38,542

Total net sales	324,941	313,607
Costs and expenses:
Cost of goods sold—Non-affiliates	185,170	160,873
Cost of goods sold—Affiliates	3,797	21,483

Total cost of goods sold	188,967	182,356

Gross profit	135,974	131,251
Selling, general and administrative	105,617	97,079
Stock based compensation	492	491
Amortization of intangibles	287	144
Royalty income, net	(3,064)	(2,900)

Income from operations	32,642	36,437
Interest expense	17,662	16,884
Other (income) expense, net (Note 6)	(246)	(149)

Income before income tax expense	15,226	19,702
Income tax expense	6,529	11,348

Net income	8,697	8,354
Liquidation preference for common L & M shares	5,114	4,640

Net income available to common shareholders	$3,583	$3,714

Earnings per share—basic:
Net income	$0.28	$0.27
Liquidation preference for common L & M shares	(0.17)	(0.15)

Net income available to common shareholders	$0.11	$0.12

Earnings per share—diluted:
Net income	$0.28	$0.27
Liquidation preference for common L & M shares	(0.17)	(0.15)

Net income available to common shareholders	$0.11	$0.12

Weighted average number of common shares outstanding:
Basic	31,189	30,913
Diluted	31,211	30,934

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended August 31, 2003	Nine Months Ended September 1, 2002
Net sales—Non-affiliates	$857,348	$787,295
Net sales—Affiliates	25,680	117,840

Total net sales	883,028	905,135
Costs and expenses:
Cost of goods sold—Non-affiliates	501,191	453,857
Cost of goods sold—Affiliates	15,081	63,771

Total cost of goods sold	516,272	517,628

Gross profit	366,756	387,507
Selling, general and administrative	290,990	310,436
Stock based compensation	1,482	1,719
Business closure charge (Note 4)	—	5,802
Amortization of intangibles	820	412
Royalty income, net	(8,625)	(8,498)

Income from operations	82,089	77,636
Interest expense	51,614	54,374
Other (income) expense, net (Note 6)	1,255	3,439

Income before income tax expense	29,220	19,823
Income tax expense	12,448	11,415

Net income	16,772	8,408
Liquidation preference for common L & M shares	15,342	13,920

Net income (loss) available to common shareholders	$1,430	$(5,512)

Earnings per share—basic:
Net income	$0.54	$0.27
Liquidation preference for common L & M shares	(0.49)	(0.45)

Net income (loss) available to common shareholders	$0.05	$(0.18)

Earnings per share—diluted:
Net income	$0.54	$0.27
Liquidation preference for common L & M shares	(0.49)	(0.45)

Net income (loss) available to common shareholders	$0.05	$(0.18)

Weighted average number of common shares outstanding:
Basic	31,234	30,895
Diluted	31,255	30,895

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	August 31, 2003	December 1, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$45,003	$27,443
Accounts receivable—Non-affiliates, net	197,955	164,742
Accounts receivable—Affiliates, net (Note 13)	2,721	3,753
Inventories	56,369	53,387
Prepaid expenses, deferred taxes and other current assets	44,340	42,698

	346,388	292,023
Property, plant and equipment, at cost	294,604	280,626
Less: accumulated depreciation	(122,610)	(106,701)

	171,994	173,925
Other assets:
Goodwill	379,977	374,946
Other intangibles, net	4,802	5,078
Long-term notes receivable (Note 13)	12,022	12,022
Investments in and advances to affiliates (Note 13)	—	12,950
Debt issuance costs, net, and other assets	30,828	34,004

	427,629	439,000

	$946,011	$904,948

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$23,262	$33,338
Accounts payable	98,557	69,090
Accrued interest	12,189	14,263
Accrued incentives and advertising	42,228	41,530
Accrued compensation	20,760	24,482
Other accrued expenses	43,904	43,497

	240,900	226,200
Long-term obligations, net	722,099	719,896
Other noncurrent liabilities	46,966	46,805
Deferred income taxes	21,347	27,787
Stockholders’ equity (deficit):
Common stock	323	321
Additional paid-in capital	146,226	146,140
Accumulated deficit	(202,994)	(219,766)
Accumulated other comprehensive loss	(15,792)	(29,371)
Common stock held in treasury, at cost	(13,064)	(13,064)

	(85,301)	(115,740)

	$946,011	$904,948

*	Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended August 31, 2003	Nine Months Ended September 1, 2002
Net cash provided by operating activities	$29,314	$68,978
Cash flows from investing activities:
Purchase of property, plant and equipment, net	(9,337)	(11,508)
Cash received from (paid on) affiliate note and investment	13,611	(12,500)
Restricted cash collateralizing outstanding letters of credit	—	(14,930)
Other	—	(1,636)

Net cash provided by (used in) investing activities	4,274	(40,574)

Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	—	(801)
Proceeds from the issuance of Senior Subordinated Notes	51,500	—
Prepayment of Tranche debt	(49,000)	—
Repayments of long-term obligations, net	(14,756)	(14,007)
Equity contributions	88	432
Purchase of interest rate cap agreement	—	(625)
Debt issuance costs	(3,860)	—

Net cash used in financing activities	(16,028)	(15,001)

Change in cash and cash equivalents	17,560	13,403
Cash and cash equivalents:
Beginning of period	27,443	12,010

End of period	$45,003	$25,413

Supplemental disclosures:
Selected non-cash items:
Non-cash compensation	$1,482	$1,719
Depreciation and amortization	16,718	16,441
Business closure charge	—	5,802
Write-off of deferred debt costs and dedesignated cash flow hedge associated with the early extinguishment of debt	2,531	—

Non-cash interest expense associated with:
Junior Subordinated Notes	4,196	3,850
Debt issuance costs	4,275	3,199
Discount on Senior Subordinated Notes, net	188	9,220
Net interest (income) expense associated with interest rate swap and cap agreements	(549)	122

See accompanying notes to condensed consolidated financial statements

SEALY CORPORATION

Notes to Consolidated Financial Statements

Note 1:    Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 1, 2002.

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

Certain reclassifications of previously reported financial information were made to conform to the current presentation.

Note 2:    Inventories

The major components of inventories were as follows:

	August 31, 2003	December 1, 2002
	(In thousands)
Raw materials	$26,683	$26,512
Work in process	21,206	18,208
Finished goods	8,480	8,667

	$56,369	$53,387

Note 3:    Warranty Costs

The Company has warranty obligations in connection with the sale of its product. The warranty period for Sealy Posturepedic, Stearns & Foster, Bassett and other Sealy branded products is a 10 year non-prorated warranty service period. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale based on historical rates. The change in the Company’s accrued warranty obligations for the nine months ended August 31, 2003 are as follows:

August 31, 2003
(In thousands)
Accrued warranty obligations at December 1, 2002	$9,538
Warranty claims	(8,466)
2003 warranty provisions	8,650

Accrued warranty obligations at August 31, 2003	$9,722

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

The changes in the carrying amount of goodwill for the nine months ended August 31, 2003, are as follows:

Balance as of December 1, 2002	$374.9
Increase due to foreign currency translation	5.1

Balance as of August 31, 2003	$380.0

Total other intangibles of $4.8 million (net of accumulated amortization of $14.2 million) as of August 31, 2003 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 6:    Other (Income) Expense

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. The equity ownership of MHI was transferred to the Company in November 2002. MHI acquired a minority interest in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, in 1999. In October 2002, MHI acquired substantially all of the remaining interest in Malachi and sold 100% of its interest to an independent third party. The Malachi investment was accounted for by MHI under the equity method. Accordingly, the Company recorded equity in the losses of Malachi of $0.2 million and $5.6 million for the three and nine months ended September 1, 2002, respectively. See also Note 13.

Additionally, Other (income) expense, net includes interest income of $0.2 million and $1.3 million for the three and nine months ended August 31, 2003 and $0.4 million and $1.9 million for the three and nine months ended September 1, 2002, respectively.

Other (income) expense, net in the nine months ended August 31, 2003 also includes a $2.0 million write-off of previously deferred derivative losses recorded in accumulated other comprehensive loss and $0.5 million of deferred debt costs associated with the early extinguishment of debt in May 2003. See also Note 7.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Note 7:    Long-Term Obligations

In May 2003, the Company completed a private placement of $50 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007 require semi-annual interest payments, commencing June 15, 2003. The proceeds from the placement were used to prepay all quarterly principal payments on the Senior AXELs Credit Facility due through March 2004. The Company will commence quarterly principal payments on June 15, 2004. Subsequent to the issuance, the Company registered the notes with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company completed the exchange offer for the notes in July.

On October 9, 2003, the Company amended its Amended and Restated Credit Agreement dated November 8, 2002 to provide the Company with the ability to repurchase up to $25 million of the outstandings of the Junior Subordinated Notes and to amend the requirements for allowing the Company to cash pay on the interest accrued. The Company was previously required to accrue interest at 12% and add such interest to the total outstandings of the Notes. The Company will have the option, within 10 days of the end of each calendar quarter, of paying interest on the total outstandings for that quarter at a rate of 10% per annum.

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

The FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, the Company’s fourth quarter of fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments have been previously classified as equity. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

The Emerging Issues Task Force of the FASB released Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” to provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. The Company adopted EITF 01-09 effective March 4, 2002, the first day of fiscal second quarter of 2002, and reclassified previous period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced $14.2 million and $36.8 million for the three and nine months ended August 31, 2003 and $17.3 million and $40.0 million for the three and nine months ended September 1, 2002, respectively. These changes did not affect the Company’s financial position or results of operations.

Note 9:    Hedging Strategies

In 2001, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and nine months ended August 31, 2003, $0.6 million and $2.7 million and for the three and nine months ended September 1, 2002, $1.0 million and $1.0 million was amortized into interest expense, respectively. Prior to June 3, 2002, changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive loss. Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three and nine months ended August 31, 2003, $(3.0) million and $4.5 million and for the three and nine months ended September 1, 2002, $6.3 million and $6.3 million, respectively, was recorded as interest expense as a result of the change in its fair market value. At August 31, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $(16.7) million and $(20.2) million, respectively, which is recorded as follows:

	August 31, 2003	December 1, 2002
	(in millions)
Accrued interest	$2.3	$2.1
Other accrued expenses	7.2	7.6
Other noncurrent liabilities	7.2	10.5

	$16.7	$20.2

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement was not designated for hedge accounting and, accordingly, changes in the fair value are recorded in interest expense. As a result of the change in fair market value, $(2.9) million and $4.3 million was recorded as a reduction of interest expense for the three and nine months ended August 31, 2003, respectively, and $7.6 million and $7.1 million was recorded as a reduction of interest expense for the three and nine months ended September 1, 2002. At August 31, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $7.5 million and $7.8 million with $5.6 million and $5.1 million recorded in prepaid expense and other current assets and $1.9 million and $2.7 million recorded in noncurrent assets, respectively.

At August 31, 2003 and December 1, 2002, accumulated other comprehensive loss associated with the interest rate swaps was $(6.2) million and $(10.9) million, respectively. During the second quarter of 2003, the Company wrote off $2.0 million of previously deferred derivative losses recorded in accumulated other comprehensive loss associated with the early extinguishment of debt. See Notes 6 and 7.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At August 31, 2003, the Company had forward contracts to sell a total of 19.0 million Mexican pesos and 1.1 million Canadian dollars with expiration dates ranging from September 10, 2003 to February 20, 2004, respectively.

Note 10:    Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the three and nine months ended August 31, 2003 and September 1, 2002:

	Three months ended		Nine months ended
	August 31, 2003	September 1, 2002	August 31, 2003	September 1, 2002
Numerator:
Net income	$8,697	$8,354	$16,772	$8,408
Liquidation preference for common L & M shares	5,114	4,640	15,342	13,920

Net income (loss) available to common shareholders	$3,583	$3,714	$1,430	$(5,512)

Denominator:
Denominator for basic earnings per share—weighted average shares	31,189	30,913	31,234	30,895
Effect of dilutive securities:
Stock options	22	21	21	*

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	31,211	30,934	31,255	30,895

*	The dilutive securities are antidilutive for the the nine months ended September 1, 2002.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

Note 11:    Comprehensive Income

Total comprehensive income for the three and nine months ended August 31, 2003 was $4.9 million and $30.4 million and for the three and nine months ended September 1, 2002 was $8.8 million and $9.0 million, respectively.

Activity in Stockholders’ Equity (Deficit) is as follows (dollar amounts in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances at December 1, 2002		$321	$146,140	$(219,766)	$(13,064)	$(29,371)	$(115,740)
Comprehensive income (loss):
Net income for the nine months ended August 31, 2003	$16,772	—	—	16,772	—	—	16,772
Exercise of stock options	—	2	86	—	—	—	88
Amortization of dedesignated cash flow hedge	2,655	—	—	—	—	2,655	2,655
Write-off of dedesignated cash flow hedge associated with early extinguishment of debt	2,010	—	—	—	—	2,010	2,010
Foreign currency translation adjustment	8,914	—	—	—	—	8,914	8,914

Balances at August 31, 2003	$30,351	$323	$146,226	$(202,994)	$(13,064)	$(15,792)	$(85,301)

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

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

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

In October 2002, Mattress Discounters Corporation filed a voluntary joint petition with the U.S. Bankruptcy Court for the District of Maryland for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was operating as a debtor in possession under the Bankruptcy Code. Effective March 14, 2003, Mattress Discounters emerged from bankruptcy. At the time Mattress Discounters filed for bankruptcy protection, the Company had recorded in its financial statements a $12.5 million participation in Mattress Discounters’ banking facility and $16.0 million in trade receivables. The Company had fully-reserved the trade receivables. As part of the approved bankruptcy settlement, the Company received a non-controlling minority interest in Mattress Discounters and a $12.9 million secured note, guaranteed by MHC. Other entities affiliated with Bain Capital LLC also received a minority interest in Mattress Discounters. During the bankruptcy period, Mattress Discounters exited four markets. The majority of the stores in the exited markets were acquired by other current Sealy customers. The Company and Mattress Discounters also amended the existing long-term supply agreement to remove a requirement for Sealy to be Mattress Discounters’ exclusive supplier. The Company does not believe that any sales reductions, as a result of the amended supply agreement or the markets exited, will have a material adverse effect on the Company. The Company had sales to Mattress Discounters of $6.6 million and $21.6 million for the three and nine months ended August 31, 2003 and $18.1 million and $56.8 million for the three and nine months ended September 1, 2002, respectively, which are shown in the statement of operations as sales to affiliates. At August 31, 2003, the Company had $2.7 million of trade receivables from Mattress Discounters. Since emerging from bankruptcy, Mattress Discounters has generally been paying within stated terms. Concurrent with the previously mentioned sale of the international bedding retailer by MHC, Sealy consummated the sale to MHC of the $12.9 million note and the equity interest that Sealy received in the Mattress Discounters bankruptcy, as well as MHI’s equity interest in MHC for $13.6 million. As a result of these transactions, the Company no longer has any direct interest in Mattress Discounters other than trade receivables in the normal course of business.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

In October 2002, MHI acquired substantially all of the remaining interest in Malachi. Concurrent with the acquisition, MHI sold 100% of its interest in Malachi to an independent third party, canceled $21.7 million in trade receivables, all of which were fully reserved, received a $17.5 million long-term note with an estimated fair value of $8.8 million, due and payable in 2009, and Malachi’s name was changed to Mattress Firm, Inc (MFI). MHI also loaned Mattress Firm, Inc. $3.3 million secured by all of its assets. Both the note and the loan are recorded in Long-term notes receivable in the balance sheet. The Company’s net exposure (including trade receivables) at August 31, 2003 and December 1, 2002 was $24.4 million and $19.5 million, respectively. The Company believes that the operating performance of Mattress Firm, Inc. has improved in 2003 compared to 2002. In addition, the current owners, at the time of the transaction, made additional cash infusions in the business which improved its overall capital structure. The Company has been receiving timely payments on its outstanding receivables assumed by MFI. Based on this, the Company believes that it has adequate reserves against its current exposure. The Company will, however, continue to monitor this business to determine whether reserve levels are appropriate. Concurrent with the transactions, the Company entered into a new long-term, non-exclusive supply agreement with Mattress Firm, Inc. through November 1, 2008 which replaced an exclusive supply agreement. The Company does not expect that any sales reduction as a result of the amended supply agreement will have a material adverse effect on the Company. As a result of the transactions previously described, MFI is no longer an affiliate of Bain Capital LLC or Sealy and sales since the date of the transactions are shown in the statement of operations as sales to non-affiliates. The Company also had sales to Malachi of $17.9 million and $52.3 million for the three and nine months ended September 1, 2002 which is included in the statement of operations as sales to affiliates.

As previously mentioned, MHC sold its interest in an international bedding retailer on April 15, 2003. Consequently, this retailer is no longer an affiliate of Sealy. Prior to the transaction, sales to this retailer were included in sales to affiliates in the statement of operations. Such affiliate sales were $4.0 million for the nine months ended August 31, 2003, and $2.5 million and $8.7 million for the three and nine months ended September 1, 2002, respectively. Sales to this retailer after April 15, 2003 have been included in sales to non-affiliates in the statement of operations.

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

The Company recognized no compensation expense in the financial statements for the three and nine months ended August 31, 2003 and September 1, 2002 as all options were granted at or above the fair market value of the stock at the date of grant.

SEALY CORPORATION

Notes To Consolidated Financial Statements—(Continued)

	Three months ended		Nine months ended
	August 31, 2003	September 1, 2002	August 31, 2003	September 1, 2002
	(In thousands, except per share data)
Net income, as reported	$8,697	$8,354	$16,772	$8,408
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	112	287	402	585

Pro forma net income	$8,585	$8,067	$16,370	$7,823

Earnings per share:
Basic—as reported	$0.28	$0.27	$0.54	$0.27
Basic—pro forma	0.28	0.26	0.52	0.25

Diluted—as reported	0.28	0.27	0.54	0.27
Diluted—pro forma	0.28	0.26	0.52	0.25

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

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of August 31, 2003 and December 1, 2002 and consolidating condensed statements of operations for the three months ended August 31, 2003 and September 1, 2002 and the consolidating condensed statements of operations and cash flows for the nine months ended August 31, 2003 and September 1, 2002.

2	Sealy Corporation (the “Parent” and a “guarantor”), Sealy Mattress Company (the “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

August 31, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$31	$39,699	$5,273	$—	$45,003
Accounts receivable—Non-affiliates, net	13	20	144,962	52,960	—	197,955
Accounts receivable—Affiliates, net	—	—	2,721	—	—	2,721
Inventories	—	1,601	38,475	16,293	—	56,369
Prepaid expenses, deferred taxes and other current assets	(97)	6,052	27,314	11,071	—	44,340

	(84)	7,704	253,171	85,597	—	346,388
Property, plant and equipment, at cost	—	6,314	230,304	57,986	—	294,604
Less: accumulated depreciation	—	(3,286)	(107,107)	(12,217)	—	(122,610)

	—	3,028	123,197	45,769	—	171,994
Other assets:
Goodwill	—	14,816	314,698	50,463	—	379,977
Other intangibles, net	—	—	3,472	1,330	—	4,802
Net investment in and advances to (from) subsidiaries	(28,702)	606,921	(356,135)	(93,787)	(128,297)	—
Long-term notes receivable	—	—	—	12,022	—	12,022
Debt issuance costs, net and other assets	96	19,575	8,734	2,423	—	30,828

	(28,606)	641,312	(29,231)	(27,549)	(128,297)	427,629

Total assets	$(28,690)	$652,044	$347,137	$103,817	$(128,297)	$946,011

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$—	$19,081	$4	$4,177	$—	$23,262
Accounts payable	—	235	66,102	32,220	—	98,557
Accrued interest	329	582	10,909	369	—	12,189
Accrued incentives and advertising	—	1,617	35,123	5,488	—	42,228
Accrued compensation	—	211	15,514	5,035	—	20,760
Other accrued expenses	149	8,552	28,676	6,527	—	43,904

	478	30,278	156,328	53,816	—	240,900
Long-term obligations, net	49,442	671,049	63	1,545	—	722,099
Other noncurrent liabilities	7,169	7,193	27,130	5,474	—	46,966
Deferred income taxes	(478)	679	12,663	8,483	—	21,347
Stockholders’ equity (deficit)	(85,301)	(57,155)	150,953	34,499	(128,297)	(85,301)

Total liabilities and stockholders’ equity (deficit)	$(28,690)	$652,044	$347,137	$103,817	$(128,297)	$946,011

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Consolidated Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$28	$21,881	$5,534	$—	$27,443
Accounts receivable—Non-affiliates, net	11	16	115,141	49,574	—	164,742
Accounts receivable—Affiliates, net	—	—	420	3,333	—	3,753
Inventories	—	1,501	36,377	15,509	—	53,387
Prepaid expenses, deferred taxes and other current assets	(97)	5,557	29,490	7,748	—	42,698

	(86)	7,102	203,309	81,698	—	292,023
Property, plant and equipment, at cost	—	5,398	223,526	51,702	—	280,626
Less accumulated depreciation	—	(2,517)	(95,568)	(8,616)	—	(106,701)

	—	2,881	127,958	43,086	—	173,925
Other assets:
Goodwill	—	14,816	314,698	45,432	—	374,946
Other intangibles, net	—	—	3,689	1,389	—	5,078
Net investment in and advances to (from) subsidiaries	(65,254)	590,852	(359,727)	(110,986)	(54,885)	—
Investment in and advances to affiliates	—	—	—	12,950	—	12,950
Long-term notes receivable	—	—	—	12,022	—	12,022
Debt issuance costs, net and other assets	106	22,318	8,954	2,626	—	34,004

	(65,148)	627,986	(32,386)	(36,567)	(54,885)	439,000

Total assets	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term obligations	$—	$29,437	$—	$3,901	$—	$33,338
Accounts payable	—	229	38,481	30,380	—	69,090
Accrued interest	—	1,764	12,246	253	—	14,263
Accrued incentives and advertising	—	1,059	35,468	5,003	—	41,530
Accrued compensation		144	19,589	4,749	—	24,482
Other accrued expenses	51	10,224	25,238	7,984	—	43,497

	51	42,857	131,022	52,270	—	226,200
Long-term obligations, net	45,246	672,340	63	2,247	—	719,896
Other noncurrent liabilities	5,687	10,442	25,593	5,083	—	46,805
Deferred income taxes	(478)	679	19,582	8,004	—	27,787
Stockholders’ (deficit) equity	(115,740)	(88,349)	122,621	20,613	(54,885)	(115,740)

Total liabilities and stockholders’ (deficit) equity	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

SEALY CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended August 31, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$13,687	$248,354	$60,479	$(4,194)	$318,326
Net sales—Affiliates	—	—	6,615	—	—	6,615

Total net sales	—	13,687	254,969	60,479	(4,194)	324,941
Costs and expenses:
Cost of goods sold— Non-affiliates	—	9,267	142,125	37,972	(4,194)	185,170
Cost of goods sold— Affiliates	—	—	3,797	—	—	3,797

Total cost of goods sold	—	9,267	145,922	37,972	(4,194)	188,967
Gross profit	—	4,420	109,047	22,507	—	135,974
Selling, general and administrative	38	3,954	84,200	17,425	—	105,617
Stock based compensation	492	—	—	—	—	492
Amortization of intangibles	—		72	215	—	287
Royalty income, net	—	—	(3,323)	259	—	(3,064)

Income (Loss) from operations	(530)	466	28,098	4,608	—	32,642
Interest expense	1,493	15,809	1	359	—	17,662
Other (income) expense, net	1	—	(81)	(166)	—	(246)
(Income) loss from equity investees	(8,973)	(8,099)	—	—	17,072	—
Loss (income) from nonguarantor equity investees	—	322	(2,274)	—	1,952	—
Capital charge and intercompany interest allocation	(1,531)	(17,376)	17,940	967	—	—

Income (loss) before income taxes	8,480	9,810	12,512	3,448	(19,024)	15,226
Income tax (benefit) expense	(217)	837	4,413	1,496	—	6,529

Net income (loss)	$8,697	$8,973	$8,099	$1,952	$(19,024)	$8,697

SEALY CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended September 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$10,953	$216,305	$51,480	$(3,673)	$275,065
Net sales—Affiliates	—	—	36,009	2,533	—	38,542

Total net sales	—	10,953	252,314	54,013	(3,673)	313,607
Costs and expenses:
Cost of goods sold—Non-affiliates	—	7,472	125,829	31,245	(3,673)	160,873
Cost of goods sold— Affiliates	—	—	19,418	2,065	—	21,483

Total cost of goods sold	—	7,472	145,247	33,310	(3,673)	182,356
Gross profit	—	3,481	107,067	20,703	—	131,251
Selling, general and administrative	45	2,627	79,349	15,058	—	97,079
Stock based compensation	491	—	—	—	—	491
Amortization of intangibles	—		120	24	—	144
Royalty income, net	—	—	(3,089)	189	—	(2,900)

Income (loss) from operations	(536)	854	30,687	5,432	—	36,437
Interest expense	1,335	14,981	68	500	—	16,884
Other expense	—	—	—	(149)	—	(149)
(Income) loss from equity investees	(8,534)	(9,386)	—	—	17,920	—
Loss (income) from nonguarantor equity investees	—	792	(2,870)	—	2,078	—
Capital charge and intercompany interest allocation	(1,380)	(14,000)	14,466	914	—	—

Income (loss) before income taxes	8,043	8,467	19,023	4,167	(19,998)	19,702
Income tax expense (benefit)	(311)	(67)	9,637	2,089	—	11,348

Net income (loss)	$8,354	$8,534	$9,386	$2,078	$(19,998)	$8,354

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Nine Months Ended August 31, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$39,721	$665,404	$164,295	$(12,072)	$857,348
Net sales—Affiliates	—	—	21,636	4,044	—	25,680

Total net sales	—	39,721	687,040	168,339	(12,072)	883,028
Costs and expenses:
Cost of goods sold— Non-affiliates	—	27,314	382,349	103,600	(12,072)	501,191
Cost of goods sold— Affiliates	—	—	12,419	2,662	—	15,081

Total cost of goods sold	—	27,314	394,768	106,262	(12,072)	516,272
Gross profit	—	12,407	292,272	62,077	—	366,756
Selling, general and administrative	113	11,721	228,483	50,673	—	290,990
Stock based compensation	1,482	—	—	—	—	1,482
Amortization of intangibles	—	—	217	603	—	820
Royalty income, net	—	—	(9,349)	724	—	(8,625)

Income (loss) from operations	(1,595)	686	72,921	10,077	—	82,089
Interest expense	4,356	46,134	5	1,119	—	51,614
Other (income) expense	—	2,531	(300)	(976)	—	1,255
Loss (income) from equity investees	(17,623)	(19,543)	—	—	37,166	—
Loss (income) from nonguarantor equity investees	—	834	(4,920)	—	4,086	—
Capital charge and intercompany interest allocation	(4,469)	(46,087)	47,740	2,816	—	—

Income (loss) before income taxes	16,141	16,817	30,396	7,118	(41,252)	29,220
Income tax (benefit) expense	(631)	(806)	10,853	3,032	—	12,448

Net income (loss)	$16,772	$17,623	$19,543	$4,086	$(41,252)	$16,772

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Nine Months Ended September 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$34,727	$617,028	$144,111	$(8,571)	$787,295
Net sales—Affiliates	—	—	109,170	8,670	—	117,840

Total net sales	—	34,727	726,198	152,781	(8,571)	905,135
Costs and expenses:
Cost of goods sold— Non-affiliates	—	23,136	348,917	90,375	(8,571)	453,857
Cost of goods sold— Affiliates	—	—	57,899	5,872	—	63,771

Total cost of goods sold	—	23,136	406,816	96,247	(8,571)	517,628
Gross profit	—	11,591	319,382	56,534	—	387,507
Selling, general and administrative	135	8,249	251,172	50,880	—	310,436
Stock based compensation	1,719	—	—	—	—	1,719
Business closure charge	—	—	—	5,802	—	5,802
Amortization of intangibles	—	—	264	148	—	412
Royalty income, net	—	—	(9,076)	578	—	(8,498)

Income (loss) from operations	(1,854)	3,342	77,022	(874)	—	77,636
Interest expense	4,033	48,577	(631)	2,395	—	54,374
Other expense	—	—	12	3,427	—	3,439
Loss (income) from equity investees	(9,137)	(245)	—	—	9,382	—
Loss (income) from nonguarantor equity investees	—	(8,824)	12,834	—	(4,010)	—
Capital charge and intercompany interest allocation	(4,168)	(45,395)	46,807	2,756	—	—

Income (loss) before income taxes	7,418	9,229	18,000	(9,452)	(5,372)	19,823
Income tax (benefit) expense	(990)	92	17,755	(5,442)	—	11,415

Net income (loss)	$8,408	$9,137	$245	$(4,010)	$(5,372)	$8,408

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Nine Months Ended August 31, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(2,388)	$23,004	$8,698	$—	$29,314

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(224)	(8,074)	(1,039)	—	(9,337)
Cash received from affiliate note and investment	—	—	—	13,611	—	13,611
Net activity in investment in and advances to (from) subsidiaries	(88)	18,308	2,901	(21,121)	—	—

Net proceeds provided by (used in) investing activities	(88)	18,084	(5,173)	(8,549)	—	4,274

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	51,500	—	—	—	51,500
Prepayment of Tranche debt	—	(49,000)	—	—	—	(49,000)
Repayment of long-term obligations, net	—	(14,333)	(13)	(410)	—	(14,756)
Equity issuances	88	—	—	—	—	88
Debt issuance costs	—	(3,860)	—	—	—	(3,860)

Net cash (used in) financing activities	88	(15,693)	(13)	(410)	—	(16,028)

Change in cash and cash equivalents	—	3	17,818	(261)	—	17,560
Cash and cash equivalents:
Beginning of period	—	28	21,881	5,534	—	27,443

End of period	$—	$31	$39,699	$5,273	$—	$45,003

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Nine Months Ended September 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$324	$59,693	$8,961	$—	$68,978

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(136)	(8,627)	(2,745)	—	(11,508)
Purchase of businesses, net of cash acquired	—	—	—	(1,636)	—	(1,636)
Restricted cash collateralizing outstanding letters of credit	—	—	(14,930)	—	—	(14,930)
Advances to affiliate	—	—	—	(12,500)	—	(12,500)
Net activity in investment in and advances to (from) subsidiaries	369	10,120	(19,672)	9,183	—	—

Net proceeds provided by (used in) investing activities	369	9,984	(43,229)	(7,698)	—	(40,574)

Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(801)	—	—	—	—	(801)
Repayment of long-term obligations, net	—	(9,704)	(64)	(4,239)	—	(14,007)
Equity issuances	432	—	—	—	—	432
Purchase of interest rate cap	—	(625)	—	—	—	(625)

Net cash used in financing activities	(369)	(10,329)	(64)	(4,239)	—	(15,001)

Change in cash and cash equivalents	—	(21)	16,400	(2,976)	—	13,403
Cash and cash equivalents:
Beginning of period	—	55	6,442	5,513	—	12,010

End of period	$—	$34	$22,842	$2,537	$—	$25,413

SEALY CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended August 31, 2003 compared with Quarter Ended September 1, 2002

Net Sales.    Net sales for the quarter ended August 31, 2003, were $324.9 million, an increase of $11.3 million, or 3.6% from the quarter ended September 1, 2002. Total domestic sales were $262.7 million for the third quarter of 2003 compared to $257.6 million for the third quarter of 2002. Domestic sales increase of $5.1 million was attributable to a 4.1% increase in average unit selling price, partially offset by a 2.1% decrease in unit volume. The increase in average unit selling price is due primarily to an improved sales mix from the Company’s new Unicased Posturepedic design and lower promotional spending required to be recorded as a reduction of sales, partially offset by lower sales of other higher-end products. The unit volume decrease was primarily attributable to lower sales to current and prior affiliates as they transition from single vendor to multi-vendor retailers, partially offset by increased floor sample sales with the roll out of the new Posturepedic product. For the quarter ended August 31, 2003, sales to affiliates included sales to only one affiliate for the entire quarter, while sales to affiliates for the quarter ended September 1, 2002 included sales to three affiliates. Total international sales were $62.2 million for the third quarter of 2003 compared to $56.0 for the third quarter of 2002. Growth of $6.2 million in the international operations was primarily attributable to sales growth in the European, Canadian, Argentinean and Brazilian markets, partially offset by continued weakness in the Mexican market.

Cost of Goods Sold.    Cost of goods sold for the quarter, as a percentage of net sales, increased 0.1 percentage points to 58.2%. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 0.4 percentage points to 57.0%. This decrease is primarily the result of decreased customer rebates and other promotional allowances under EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, in the current quarter as compared to the 2002 third quarter. This decrease was partially offset by increased manufacturing costs tied to the Company’s roll out of the new Posturepedic line and a lower mix of other higher-end products which typically carry a higher margin than other products offered. Cost of goods sold for the international business, as a percentage of net sales, increased 1.2 percentage points to 62.9%. This increase is primarily due to higher labor and fringe benefit costs in the European operations and higher material costs in Europe and Brazil, partially offset by lower material costs in the Canadian and Argentinean businesses.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased $8.5 million to $105.6 million, or 32.5% of net sales, compared to $97.1 million, or 31.0% of net sales. This increase is primarily due to a $6.9 million increase in promotional and advertising costs primarily to support the Company’s roll out of the new Posturepedic line and more of the Company’s promotional spending for the quarter ended September 1, 2002 was required to be recorded as a reduction of sales under EITF 01-09 as compared to the quarter ended August 31, 2003. The Company also had decreased bad debt expenses, partially offset by higher corporate overhead expenses.

Stock Based Compensation.    The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $0.5 million charge during each of the quarters ended August 31, 2003 and September 1, 2002, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

Interest Expense.    Interest expense increased $0.8 million primarily due to higher effective interest rates, partially offset by lower average debt levels. In 2001, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

Income Tax.    The Company’s effective income tax rates in 2003 and 2002 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes and operating losses in 2002 from a prior equity investee for which no tax benefit had been recorded. The Company’s effective tax rate for the quarter ended August 31, 2003 is approximately 42.9% compared to 57.6% for quarter ended September 1, 2002.

Nine Months Ended August 31, 2003 compared with Nine Months Ended September 1, 2002

Net Sales.    Net sales for the nine months ended August 31, 2003, were $883.0 million, a decrease of $22.1 million, or 2.4% from the nine months ended September 1, 2002. Total domestic sales were $710.3 million for the nine months of 2003 compared to $747.2 million for the nine months of 2002. Domestic sales decline of $36.9 million was attributable to a 6.7% decrease in volume partially offset by a 2.0% increase in average unit selling price. This unit volume decrease was primarily due to lower sales to current and prior affiliates as they transition from single vendor to multi-vendor retailers and a decrease in floor sample shipments primarily in the second quarter of 2003 as the Company was providing floor samples for the new Stearns & Foster roll-out in 2002, partially offset by current year floor sample shipments related to the new Posturepedic design which commenced during the third quarter of 2003 and will continue until the end of the fiscal year. Additionally, year to date sales volumes have also been negatively impacted by a general economic slow down during the first two quarters of the current year. The increase in average unit selling price is due primarily to an improved sales mix from both the Company’s existing core Posturepedic line and the new Posturepedic line, partially offset by lower sales of other higher-end product. For the nine months ended August 31, 2003, sales to affiliates included sales to one affiliate for the entire period and sales to a prior affiliate for approximately four and half months, while sales to affiliates for the nine months ended September 1, 2002 included sales to three affiliates. Total international sales were $172.7 million for the nine months ended August 31, 2003 compared to $157.9 for the nine months ended September 1, 2002. Growth of $14.8 million in the international operations was primarily attributable to sales growth in the European, Canadian, Argentinean and Brazilian markets which has been partially offset by continued weakness in the Mexican market.

Cost of Goods Sold.    Cost of goods sold for the nine months ended August 31, 2003, as a percentage of net sales, increased 1.3 percentage points to 58.5%. Cost of goods sold for the domestic business, as a percentage of net sales, increased 1.4 percentage points to 57.3%. This increase is primarily due to lower absorption of fixed costs due to lower unit sales, higher variable costs associated with increased workers compensation and health insurance costs, a lower mix of higher-end products that typically carry a higher margin than other products, costs associated with the shutdown of the Taylor facility in December and manufacturing costs related to the roll out of the Company’s new design for its Posturepedic bedding line. Cost of goods sold for the international business, as a percentage of net sales remained flat at 63.2% year over year. For the nine months, the Company has seen lower material costs in the Canadian and European businesses, offset by increased labor and fringe benefit costs in the European operations.

Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $19.4 million to $291.0 million, or 33.0% of net sales, compared to $310.4 million or 34.3% of net sales. This decrease is primarily due to a $22.1 million decrease in bad debt expense as the Company recorded specific bad debt charges in the second quarter of 2002 primarily associated with affiliated customers. The Company also had decreased promotional and advertising costs, partially offset by higher corporate overhead expenses.

Stock Based Compensation.    The Company has an obligation to repurchase certain securities of the Company held by an officer at the greater of estimated fair market value or original cost. The Company recorded a $1.5 million and $1.7 million charge for the nine months ended August 31, 2003 and September 1, 2002, respectively, to revalue this obligation to reflect an increase in the fair market value of the securities.

Interest Expense.    Interest expense decreased $0.9 million due to lower average debt levels, partially offset by higher effective interest rates. In 2001, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

Income Tax.    The Company’s effective income tax rates in 2003 and 2002 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes and operating losses in 2002 from a prior equity investee for which no tax benefit had been recorded. The Company’s effective tax rate for the nine months ended August 31, 2003 is approximately 42.6% compared to 57.6% for the nine months ended September 1, 2002.

New Sealy Product Launch

The Company annually invests significantly in research and development to improve its product offerings. In June 2003, the Company launched an entirely new line of mattresses and box springs for its Sealy Posturepedic brand. All Sealy Posturepedic brand mattresses will be manufactured with “UniCased Construction” utilizing new proprietary processes and materials incorporated into a single-sided design. The Company incurred increased costs during the third quarter in the plant manufacturing process and also increased promotional spending associated with the roll-out of the new product which cannot be fully quantified. The Company believes such costs are not expected to materially affect long-term operating trends and margins.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company’s principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $9.7 million for the nine months ended August 31, 2003. The Company expects 2003 capital expenditures to be approximately $17.0 million. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At August 31, 2003, the Company had approximately $34.5 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $15.5 million. The Company’s net weighted average borrowing cost was 9.2% and 8.9% for the nine months ended August 31, 2003 and September 1, 2002, respectively. While effectively deferring principal payments, the Company’s average interest rate has been negatively impacted by the Company’s prepayment of a portion of the Senior AXELs Credit Facility, bearing interest at approximately 3.25%, with proceeds from newly issued senior subordinated notes bearing interest at 9.875%.

The Company’s cash flow from operations decreased $39.7 million from $69.0 million for the nine months ended September 1, 2002 to $29.3 million for the nine months ended August 31, 2003. This decrease in operating cash flows is primarily the result of deterioration in operating margins, higher cash interest requirements and significant payments in the first quarter associated with incentive compensation that were not made in the first quarter of 2002. The Company also has experienced difficulties in an accounts receivable system conversion in the fourth quarter of 2002 that negatively impacted collection efforts primarily through the first half of the year. These issues resulted principally in delays of processing of certain transactions and the deterioration in the aging of trade receivables. As a result, the Company increased its allowance for doubtful accounts $6.1 million in the fourth quarter of 2002. In the second quarter of 2003, the Company reassessed the progress of its collection efforts and determined an incremental $2.0 million reserve was necessary. The Company has increased the resources committed to this issue and believes processes are in place to provide for more control and stability in the processing of receivable transactions and the cash collection process. During the third quarter, the Company has made significant progress in resolving the accounts receivable processing issue and has also seen accounts receivable aging statistics improve. Although there can be no assurance, based on the rate of progress to date, the

Company expects that the level of days’ sales outstanding in the accounts receivable will at least return to the levels prior to the system conversion by the end of the fourth quarter. While the Company does not believe any further provisions for doubtful accounts are necessary, the Company will continue to monitor remedial actions to ensure that the allowance is adequate and to improve future cash collections. The Company’s failure to adequately resolve these issues could result in a material adverse affect to its liquidity and cash flow and future charges to earnings.

On October 9, 2003, the Company amended its Amended and Restated Credit Agreement dated November 8, 2002 to provide the Company with the ability to repurchase up to $25 million of the outstandings of the Junior Subordinated Notes and to amend the requirements for allowing the Company to cash pay on the interest accrued. The Company was previously required to accrue interest at 12% and add such interest to the total outstandings of the Notes. The Company will have the option within 10 days of the end of each calendar quarter to pay interest on the total outstandings for that quarter at a rate of 10% per annum.

As a result of declines in the value of the assets held in the Company’s defined benefit pension plan, the Company expects to record an additional minimum pension liability during the Company’s fourth quarter ranging from $3 to $4 million. Recording the additional liability would require a non-cash adjustment to accumulated other comprehensive income in stockholders’ deficit along with the creation of an intangible asset. Although the Company expects increased funding requirements in fiscal 2004 as a result of these declines, such requirements will not have a material impact on the Company’s overall liquidity position.

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

In May 2003, the Company completed a private placement of $50 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007 require semi-annual interest payments, commencing June 15, 2003. The proceeds from the placement were used to prepay all quarterly principal payments on the Senior AXELs Credit Facility through March 2004. The Company will commence quarterly principal payments on June 15, 2004. Subsequent to the issuance, the Company registered the notes with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company commenced an exchange offer in June which was completed in July 2003. In connection with the note issuance, the Company incurred $2.6 million in debt financing costs, of which $2.3 million was paid in the second quarter and $0.3 million was paid in the third. The Company also paid $1.2 million during the first quarter for previously accrued debt issuance costs associated with the refinancing of the Revolving Credit Facility in November 2002.

The Company’s ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs throughout 2003. The Company’s long-term obligations contain various financial tests and covenants. The Company was in compliance with such covenants as of the nine months ended August 31, 2003. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage and total debt to adjusted EBITDA all as defined in the agreements. Those ratios change under the agreement over time and are less restrictive in 2003 versus those at the end of 2002. The Company does not foresee an inability to meet such covenants in 2003. The Company will, however, need to refinance all or a portion of the principal of the notes on or prior to maturity. In 1997, under the terms of the Company’s Senior Subordinated Note Agreement the Company issued $128.0 million at a substantial discount from their principal amount at maturity. From the date of issuance until December 15, 2002 no interest accrued or was paid. On December 16, 2002 the Company started accruing interest with payment to be made semi-annually in June and December. Cash interest payments will increase approximately $13.3 million during 2003. However, management believes that the Company will have the necessary liquidity through cash flow from operations, and availability under the Revolving Credit Facility through 2004 to fund its expected capital expenditures, obligations under its credit agreement and subordinated note indentures, environmental liabilities, and for other needs required to manage and operate its business. The Company’s scheduled principal payments on its borrowings will increase by approximately $25.6 million from 2003 to 2004. There can be no assurance that the Company will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund our other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and nine months ended August 31, 2003, $0.6 million and $2.7 million and for the three and nine months ended September 1, 2002, $1.0 million and $1.0 million was amortized into interest expense, respectively. Prior to June 3, 2002, changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive loss. Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three and nine months ended August 31, 2003, $(3.0) million and $4.5 million and for the three and nine months ended September 1, 2002, $6.3 million and $6.3 million, respectively, was recorded as interest expense as a result of the change in its fair market value. At August 31, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $(16.7) million and $(20.2) million, respectively, which is recorded as follows:

	August 31, 2003	December 1, 2002
	(in millions)
Accrued interest	$2.3	$2.1
Other accrued expenses	7.2	7.6
Other noncurrent liabilities	7.2	10.5

	$16.7	$20.2

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are to be recorded in interest expense. As a result of the change in fair market value, $(2.9) million and $4.3 million was recorded as a reduction of interest expense for the three and nine months ended August 31, 2003, respectively, and $7.6 million and $7.1 million was recorded as a reduction of interest expense for the three and nine months ended September 1, 2002. At August 31, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $7.5 million and $7.8 million with $5.6 million and $5.1 million recorded in prepaid expense and other current assets and $1.9 million and $2.7 million recorded in noncurrent assets, respectively.

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

Based on this evaluation, the CEO and CFO concluded that the Company’s Disclosure Controls require improvement as a result of findings from the evaluation. These findings, similar to those disclosed and discussed in the Company’s Form 10-K filed March 3, 2003, included certain deficiencies (e.g. reportable conditions) related to the timely processing of customer transactions, the matching of customer transactions and the accuracy of the aging of certain accounts receivable. Management, together with the CEO and CFO attribute the conditions identified above to a data processing and information technology conversion undertaken during fiscal 2002. The Company has taken various corrective actions that address the identified conditions, including increasing resources devoted to resolving these issues and improving collections. Although additional corrective actions may be required to fully resolve these issues, the Company believes significant progress has been made. The Company believes that control procedures implemented during the third quarter have stabilized the process and are facilitating the clean up of the backlog of transactions. The accounts receivable aging statistics have improved and the Company has seen increased cash collections. The Company also has contracted with a consulting firm that specializes in accounts receivable and revenue cycle redesigns to assist in the redesign of the accounts receivable process and to review and enhance the controls over the revenue cycle.

Except as described above, there are no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

See Note 12 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Second Amendment to Amended and Restated Credit Agreement

31.1	Chief Executive Officer Certification of the Quarterly Financial Statements

31.2	Chief Financial Officer Certification of the Quarterly Financial Statements

32	Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

Press	release announcing second quarter 2003 financials filed July 21, 2003

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

Date: October 15, 2003