Form 10-K
period 2003-11-30
SEALY CORP
filed 2004-03-01
CIK 748015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission file number 1-8738

SEALY CORPORATION

Delaware	36-3284147
(State of incorporation)	(I.R.S. ID No.)

Sealy Drive
One Office Parkway	27370
Trinity, North Carolina	(Zip Code)

Registrant’s telephone number, including area code—(336) 861-3500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 2004: not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The number of shares of the registrant’s common stock outstanding as of January 31, 2004 is approximately: 31,360,600.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:    None

PART I

Item 1. Business

General

Sealy Corporation (the “Company” or the “Parent”), through its subsidiaries, is the largest bedding manufacturer in the world and manufactures and markets a complete line of conventional bedding (innerspring) products including mattresses and box springs. The Company’s conventional bedding products include the SEALY®, SEALY POSTUREPEDIC®, STEARNS & FOSTER® BASSETT® and REFLEXION® brands and account for approximately 88.7% of the Company’s total net sales for the year ended November 30, 2003. The Company maintains its own component parts manufacturing capability and produces substantially all of its mattress innerspring requirements and approximately 45% of its boxspring component parts requirements. A subsidiary, Sealy, Inc., provides corporate and administrative services for the Company. Additional information about the Company can be found at the website: www.sealy.com.

Conventional Bedding

Industry and Competition. According to industry sales data compiled by the International Sleep Products Association (“ISPA”), a bedding industry trade group, over 700 manufacturers of mattresses and box springs make up the U.S. conventional bedding industry, generating wholesale revenues of $4.77 billion during calendar year 2002. ISPA estimated that the industry experienced a 3.8% increase in sales in 2002—with a unit increase of 0.7%. According to ISPA, approximately 40% of conventional bedding is sold through furniture stores and 33% through specialty sleep shops. Most of the remaining conventional bedding is sold to department stores, national mass merchandisers and membership clubs. Management estimates that approximately two-thirds of conventional bedding is sold for replacement purposes, and the average time between consumer purchases of conventional mattresses is 10.2 years. Factors such as disposable income, sales of homes, a trend toward more bedrooms per home, growth in the U.S. population, and heightened consumer awareness of the bedding category also have an effect on bedding purchases.

Management believes that sales by companies with recognized national brands account for more than half of total conventional bedding sales. The Company supplies such nationally recognized brands as Sealy, Sealy Posturepedic, Stearns & Foster and Bassett. Sealy branded products are considered by management to be the most well recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, brand name recognition, service and price. The Company’s largest competitors include Simmons Company and Serta, Inc. Management believes the Company derives a competitive advantage over its conventional bedding competitors as a result of strong consumer recognition of multiple nationally recognized Sealy branded products, as well as the high quality and innovative product offerings.

Products. The Company manufactures a complete line of conventional bedding options in various sizes ranging in retail price from under $300 to approximately $5,000 per queen size set. The Sealy brand mattress, including the new Unicased ® Posturepedic, is the largest selling mattress brand in North America. Approximately 93% of the Sealy brand, Stearns & Foster brand and Bassett brand conventional bedding products sold in North America are produced by the Company, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. (“Sealy New Jersey”), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name. The Bassett brand, licensed from Bassett Furniture Industries beginning in 2000, is sold primarily to Bassett Furniture Direct and BJ’s Wholesale Club.

Customers. The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five conventional bedding customers accounted for approximately 18.1% of the Company’s net sales for the year ended November 30, 2003 and no single customer accounted for over 10.0% of the Company’s net sales.

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

The Company’s sales force structure is generally based on regions of the country and districts within those regions, and also includes a corporate sales staff for national and major regional accounts. The Company has a comprehensive training and development program for its sales force, including its University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer’s business and profitability.

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

Suppliers. The Company is dependent upon a single supplier for certain key structural components of its new Unicased ® Posturepedic line of mattresses. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary design exclusive to the supplier. The Company has incorporated the Unicased ® method of construction into substantially all of its Sealy brand products, and expects to have it incorporated into the Stearns & Foster branded products as well by the end of 2004. Under the terms of the supply agreement, the Company has committed to make minimum purchases of the components totaling $70 million through 2006. The Company believes that its supply requirements will exceed the minimum purchase commitments over the life of the agreement. The Company purchases its other raw materials and certain components from a variety of vendors. The Company purchases approximately 55% of its Sealy and Stearns & Foster box spring parts from a single third-party source and manufactures the remainder of these parts. Except for its dependence regarding certain structural components for the Unicased ® mattresses, the Company does not consider itself dependent upon any single outside vendor as a source of supply to its conventional bedding business and believes that sufficient alternative sources of supply for the same, similar or alternative components are available.

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

The Company operates 18 bedding manufacturing facilities and three component manufacturing facilities in 17 states, plus three facilities in Canadian provinces, and one each in Puerto Rico, France, Italy, Mexico, Argentina and Brazil. Management believes that through the utilization of extra shifts, it will be able to continue to meet growing demand for its products without a significant investment in facilities. See Item 2, “Properties,” herein. The Company also operates a Research and Development center in High Point, North Carolina with a staff which tests new materials and machinery, trains personnel, compares the quality of the Company’s products with those of its competitors and develops new products and processes. The Company has developed very advanced and proprietary methods (Digital Image Analysis) of dynamically measured spinal morphology on any human subject in any sleep position. This sophisticated technology is expected to enhance Sealy’s Posturepedic brand leadership and market position.

The Company distinguishes itself from its major competitors by internally sourcing the majority of its requirements for component parts through its component manufacturing facilities, which manufacture component parts exclusively for use by the Company’s bedding plants and licensees. The component plants currently provide substantially all of the Company’s mattress innerspring unit requirements, and supply approximately 45% of the Company’s Sealy box spring parts requirements. The three component manufacturing sites are located in Rensselaer, Indiana; Delano, Pennsylvania; and Colorado Springs, Colorado. See Item 2, “Properties,” herein.

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

International

The Company has wholly owned subsidiaries in Canada, Mexico, Puerto Rico, Brazil, France, Italy and Argentina which have marketing and manufacturing responsibilities for those markets. The Company has three manufacturing facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Brazil, France and Italy which comprise all of the company-owned manufacturing operations at November 30, 2003. In 2000, the Company formed a joint venture with its Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia.

The Company utilizes licensing agreements in certain international markets. Licensing agreements allow the Company to reduce exposure to political and economic risk abroad by minimizing investments in those markets. Eleven foreign license agreements exist, which provide exclusive rights to market the Sealy brand in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, Bahamas and the Dominican Republic. The Company operates a sales office in Korea and uses a contract manufacturer to service the Korean market. In addition, the Company ships products directly into many small international markets.

Licensing

At November 30, 2003, there are 17 separate license arrangements in effect with six domestic and eleven foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services (a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), Chairworks Manufacturing Group Limited (an office seating manufacture), and KCB Enterprises (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and the Company, Sealy New Jersey has the perpetual right to use certain of the Company’s trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

The Company’s licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. The Company also provides its licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal years ended November 30, 2003, December 1, 2002 and December 2, 2001, the licensing group as a whole generated gross royalties of approximately $13.7 million, $12.2 million and $12.0 million, respectively.

See the International section for international licensees.

Warranties & Accommodations

Sealy, Stearns & Foster and Bassett bedding offer limited warranties on their manufactured products. The periods for “no-charge” warranty service varies among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy-brand products offer a 10-year non-prorated warranty service period. In fiscal 2000, the Company amended its warranty policy to no longer require the mattress to be periodically flipped. The Company also accepts, upon occasion, other returns from some of its retailers as an accommodation.

Trademarks and Licenses

The Company owns, among others, the Sealy and Stearns & Foster trademarks and tradenames and also owns the Posturepedic, and University of Sleep trademarks, service marks and certain related logos and design marks. The Company also licenses the Bassett and Pirelli tradenames in various territories under certain long term agreements.

Employees

As of November 30, 2003 the Company had 6,562 full-time employees. Approximately 70% of the Company’s employees at its 26 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, the Company is periodically in negotiations with certain of the unions representing its employees. The Company considers its overall relations with its work force to be satisfactory. The Company has only experienced two work stoppages in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The Company has not encountered any significant organizing activity at its non-union facilities in that time frame. The Company’s current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2004 through 2007.

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

Item 2. Properties

The Company’s principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to the Company by Sealy, Inc. (a wholly owned subsidiary of the Company), an Ohio Corporation.

The Company administers component operations at its Rensselaer, Indiana facility. The Company’s leased facilities are occupied under operating leases, which expire from fiscal 2004 to 2033, including renewal options.

The following table sets forth certain information regarding manufacturing and distribution facilities operated by the Company at January 31, 2004:

Location		Approximate Square Footage	Title
United States
Arizona	Phoenix	76,000	Owned(a)
California	Richmond	238,000	Owned(a)
	South Gate	185,000	Owned(a)
Colorado	Colorado Springs	70,000	Owned(a)
	Denver	92,900	Owned(a)
Florida	Orlando	97,600	Owned(a)
	Lake Wales(c)(e)	179,700	Owned(a)
Georgia	Atlanta	292,500	Owned(a)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer	131,000	Owned(a)
	Rensselaer	124,000	Owned(a)
Kansas	Kansas City	102,600	Leased
Maryland	Williamsport	144,000	Leased
Massachusetts	Randolph	187,000	Owned(a)
Minnesota	St. Paul	93,600	Owned(a)
New York	Albany(d)	102,300	Owned(a)
	Green Island	257,000	Leased
North Carolina	High Point	151,200	Owned(a)
Ohio	Medina	140,000	Owned(a)
Oregon	Portland	140,000	Owned(a)
Pennsylvania	Clarion	85,000	Owned(a)
	Delano	143,000	Owned(a)
Tennessee	Memphis(b)(e)	225,000	Owned(a)
Texas	Brenham	220,000	Owned(a)
	North Richland Hills	124,500	Owned(a)

Canada
Alberta	Edmonton	144,500	Owned(a)
Quebec	Saint Narcisse	76,000	Owned(a)
Ontario	Toronto	80,200	Leased

Argentina	Buenos Aires	85,000	Owned

Brazil	Sorocaba	92,000	Owned

Puerto Rico	Carolina	58,600	Owned(a)

Italy	Silvano d’Orba	170,600	Owned(a)

France	Saleux	239,400	Owned

Mexico	Toluca	157,100	Owned

		4,918,000

(a)	The Company has granted a mortgage or otherwise encumbered its interest in this facility as collateral for secured indebtedness.
(b)	In April 2001, the Company ceased operations at this facility.
(c)	In April 2002, the Company ceased operations at this facility.
(d)	In November 2003, the Company ceased operations at this facility and relocated to its new facility in Green Island, NY. The property is currently under a contract for sale, expected to close in March 2004, and has been written down to its expected sales price.
(e)	These properties are being actively marketed for sale and have been written down to their estimated net realizable values.

In addition to the locations listed above, the Company maintains additional warehousing facilities in several of the states where its manufacturing facilities are located. It also maintains approximately 10 retail outlets, which are held under operating leases by the Company’s retail subsidiary. The Company considers its present facilities to be generally well maintained and in sound operating condition.

Regulatory Matters

The state of California adopted new flame retardant regulations related to manufactured mattresses and box springs which will be effective January 1, 2005. The Company expects to be in full compliance with those regulations by the effective date. The Company does not expect the impact of those regulations to be significant to the Company’s results of operations or financial position.

The Company’s principal wastes are wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. The Company also periodically disposes (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. The Company, generally, is subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. The Company believes that it is in material compliance with all applicable federal and state environmental statutes and regulations. Except as set forth in Item 3. “Legal Proceedings” below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon the capital expenditures, earnings or competitive position of the Company. The Company is not aware of any pending federal environmental legislation which would have a material impact on the Company’s operations. Except as set forth in Item 3. “Legal Proceedings,” the Company has not been required to make and does not expect to make any material capital expenditures for environmental control facilities in the foreseeable future.

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

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. The Company is working with the New Jersey Department of Environmental Protection to develop and implement a remediation plan for the sediment in Oakeys Brook adjoining the site.

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

In 2000, Montgomery Ward, a customer of Sealy, declared bankruptcy and filed for protection under Chapter 7 of the U.S. Bankruptcy Code. In 2003, the bankruptcy trustee filed a claim of $3.7 million associated with certain alleged preferential payments by Montgomery Ward to Sealy. Currently, the case is in the discovery phase and the Company believes it has significant defenses against such claims. While the Company cannot predict the ultimate outcome, the Company believes it has adequate accruals recorded with respect to this claim and does not believe the resolution of this matter will have a material adverse effect on the financial position or future operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holder

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for any class of common equity of the Company.

As of January 31, 2004, there are 40 holders of record of the Company’s Class A shares, 8 holders of record of the Company’s Class B shares, 21 holders of record of the Company’s Class L shares and 8 holders of record of the Company’s Class M shares.

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial and other data of the Company for the years ended November 30, 2003, December 1, 2002, December 2, 2001, November 26, 2000, and November 28, 1999.

The selected consolidated financial and other data set forth in the following tables has been derived from the Company’s audited consolidated financial statements. The report of PricewaterhouseCoopers LLP, independent accountants, covering the Company’s Consolidated Financial Statements for the years ended November 30, 2003, December 1, 2002, and December 2, 2001 is included elsewhere herein. These tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Year Ended November 30, 2003	Year Ended December 1, 2002	Year Ended December 2, 2001	Year Ended November 26, 2000	Year Ended November 28, 1999
(dollars and shares in millions, except per share data)
Statement of Operations Data:
Net sales(a)	$1,189.9	$1,189.2	$1,154.1	$1,070.1	$958.2
Costs and expenses(a)(b)	1,153.4	1,165.0	1,162.6	1,012.7	925.8
Income (loss) before income tax and cumulative effect of change in accounting principle	36.5	24.2	(8.5)	57.4	32.4
Cumulative effect of change in accounting principle(c)	—	—	(0.2)	—	—
Net income (loss)	18.3	16.9	(20.8)	30.1	15.8
Liquidation preference for common L & M shares(d)	20.5	18.6	16.9	14.8	13.5

Net income (loss) available to common shareholders	$(2.2)	$(1.7)	$(37.7)	$15.3	$2.3

Other Data:
Depreciation and amortization of intangibles(b)	$24.9	$22.5	$31.9	$27.1	$25.6
Income from operations	105.9	99.8	93.9	123.0	97.4
Cash flows provided by (used in):
Operating activities	87.9	100.0	11.3	70.2	56.0
Investing activities	0.4	(39.4)	(62.9)	(43.9)	(43.0)
Financing activities	(14.7)	(45.1)	45.5	(19.0)	(13.4)
EBITDA(e)	129.9	119.2	101.4	153.4	124.0
Capital expenditures	13.4	16.8	20.1	24.1	16.1
Interest expense	68.5	72.6	78.0	69.0	66.0
Ratio of EBITDA to interest expense	1.9	x	1.6	x	1.3	x	2.2	x	1.9	x
Ratio of earnings to fixed charges(f)	1.5	x	1.3	x	—	1.8	x	1.5	x
Weighted average number of shares outstanding—diluted	31,142	30,935	31,075	34,235	32,972
Net income (loss) per common share—diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.59	$0.55	$(0.67)	$0.88	$0.48
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	0.59	0.55	(0.67)	0.88	0.48
Liquidation preference for common L & M shares	(0.66)	(0.60)	(0.54)	(0.43)	(0.41)

Net income (loss) available to common shareholders	$(0.07)	$(0.05)	$(1.21)	$0.45	$0.07

	November 30, 2003	December 1, 2002	December 2, 2001	November 26, 2000	November 28, 1999
	(dollars in millions)
Balance Sheet Data:
Total assets	$959.1	$904.9	$903.1	$830.0	$771.0
Long-term obligations	699.6	719.9	748.3	651.8	676.2
Total debt	747.3	753.2	778.1	686.2	690.3
Stockholders’ equity (deficit)	(76.2)	(115.7)	(132.9)	(93.3)	(121.4)

(a)	2001, 2000 and 1999 amounts are restated from previously published results due to the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”, as of March 4, 2002.
(b)	Effective at the beginning of fiscal 2002, the Company adopted the provisions of FAS 142, “Goodwill and Other Intangible Assets”. Accordingly, the Company ceased the recording of goodwill amortization after fiscal 2001. Amortization of goodwill totaled $12.1 million in 2001, $11.4 million in 2000, and $11.5 in 1999.
(c)	On November 27, 2000, the Company adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and recorded a $0.2 million gain net of income tax expense of $0.1 million, which was recorded as a cumulative effect of a change in accounting principle.
(d)	Shares of L and M common are entitled to a preference over class A and B common with respect to any distribution by the Company to holders of its capital stock equal to the original costs of such shares ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually.

(e)	EBITDA is presented because the Company considers it to be a measure of Sealy’s ability to incur and service debt. EBITDA as presented herein is a financial measure that is used in the Company’s debt and note indentures (the “debt agreements”) as a factor in determining the Company’s compliance with various covenants and to test whether certain transactions are permitted. In addition, the Company bases its assessment on the recoverability of its indefinite-lived goodwill on a multiple of EBITDA. The Company’s Board of Directors also uses EBITDA as a basis for determining the fair market value of the stock at the grant date for stock option issuances. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles (“GAAP”) and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The following table reconciles EBITDA to cash flows from operations:

	Fiscal Year
	2003	2002	2001	2000	1999
Income (loss) before cumulative effect of change in accounting principle	$18.3	$16.9	$(21.0)	$30.1	$15.8
Interest	68.5	72.6	78.0	69.0	66.0
Income Taxes	18.2	7.2	12.5	27.2	16.6
Depreciation	23.8	21.4	18.4	14.2	12.7
Amortization	1.1	1.1	13.5	12.9	12.9

EBITDA	$129.9	$119.2	$101.4	$153.4	$124.0
Adjustments to EBITDA to arrive at cash flow from operations:
Cumulative effect of change in accounting principle	—	—	0.2	—	—
Interest expense	(68.5)	(72.6)	(78.0)	(69.0)	(66.0)
Income taxes	(18.2)	(7.2)	(12.5)	(27.2)	(16.6)
Non-cash charges against (credits to) net income:
Stock-based compensation	1.3	0.8	(2.7)	6.8	6.7
Equity in losses (income) of investees	—	5.6	4.0	(0.5)	—
Business closure and impairment charges	1.8	8.2	30.7	—	—
Deferred income taxes	(0.7)	(2.1)	(4.9)	(0.9)	(0.5)
Non-cash interest expense	9.6	22.1	20.2	18.5	17.0
Other, net	(3.6)	(5.0)	(6.0)	(1.1)	0.1
Changes in operating assets & liabilities	36.3	31.0	(41.1)	(9.8)	(8.7)

Cash flow from operations	$87.9	$100.0	$11.3	$70.2	$56.0

(f)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges consist of interest expense, including amortization of discount and financing costs and the portion of operating rental expense which management believes is representative of the interest component of rent expense. For the fiscal year 2001, earnings were insufficient to cover fixed charges by $8.5 million. The following table provides the calculation of the ratio of earnings to fixed charges:

	Fiscal Year
	2003		2002		2001	2000		1999
Pre-tax income from operations	36.5		24.2		(8.5)	57.4		32.4
Fixed charges:
Interest expense, including amortization of debt discount and financing costs	68.5		72.6		78.0	69.0		66.0
Rentals - 33%	4.5		4.5		4.4	3.3		3.5

Total Fixed charges	73.0		77.1		82.4	72.3		69.5

Earnings before income taxes and fixed charges	109.5		101.3		73.9	129.7		101.9

Ratio of earnings to fixed charges	1.5	x	1.3	x	—	1.8	x	1.5	x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Business Overview

Sealy Corporation is the largest bedding manufacturer in the world with sales of approximately $1.2 billion worldwide. The Company has operations in the United States, Canada, Mexico, Puerto Rico, France, Italy, Brazil and Argentina. Approximately, 80% of the sales are from the domestic operations. The Company manufactures and markets a full-line of mattress and boxsprings under the Sealy, Sealy Posturpedic, Stearns & Foster, Bassett and Reflexion brand names ranging in retail price from under $300 to $5,000 per queen size set. The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 18.1% of the Company’s net sales for the year ended November 30, 2003 and no single customer accounted for over 10.0% of net sales.

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

Revenue Recognition—The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. The recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which is generally upon delivery to the customer sites or legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. As a basis for its estimate of future returns, management uses historical trend information in conjunction with the Company’s policies related to acceptance of returns. At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, slotting fees and supply agreement amortization.

Cooperative Advertising and Rebate Programs—The Company enters into agreements with its customers to provide funds to the customer for advertising and promotion of the Companies’ products. The Company also enters into volume and other rebate programs with its customers whereby funds may be rebated to the customer. When sales are made to these customers, the Company records liabilities pursuant to these agreements. The Company regularly assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebated funds. These agreements are negotiated by the Company generally on a customer-by-customer basis, and as such, are controllable by the Company. Some of these agreements extend over several periods and are linked with supply agreements. Costs of these programs totaled $154.2 million in 2003 and were approximately 13.0 percent of net sales.

Allowance for Doubtful Accounts—The Company actively monitors the financial condition of its customers to determine the potential for any nonpayment of trade receivables. In determining its general reserve for bad debts, the Company also considers other economic factors, such as consumer confidence and aging trends. Management believes that its process of specific review of customers combined with overall analytical review provides an accurate evaluation of ultimate collectibility of trade receivables. The Company’s loss experience was approximately 0.4 percent of sales in 2003.

Warranties—The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. Accrued warranty totaled $9.1 million and $9.5 million as of November 30, 2003 and December 1, 2002, respectively.

Impairment of Goodwill, Patents and Other Intangibles—The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company bases its assessment of recoverability on a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company, at least annually, assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. The use of the EBITDA multiple is considered by management to be the most meaningful measurement. The EBITDA multiple selected is based on comparison of other companies in the furnishings and consumer durable industry sectors. These comparable multiples ranged from 5.0 to 9.6. The Company considered comparable factors in determining which multiple should be utilized. These factors include among others, company size, estimated market share or dominance, recent trends and forecasted results. Utilizing an EBITDA measure of less than 5.5 times would likely result in an indication of impairment requiring a further assessment of potential impairment. Should market factors or the Company performance result in using a lower multiple or decreased EBITDA multiple such impairment could be material.

Income Taxes—The Company records an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses and capital loss carryforwards, is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements.

Stock Options—The Company periodically makes grants of stock options to employees. These options typically are issued with an exercise price equal to the estimated fair market price resulting in no compensation expense for the Company as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company’s Board of Directors determines the fair market value of the stock at the date of grant based on a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for stock-based compensation.

Year Ended November 30, 2003 Compared With Year Ended December 1, 2002

Net Sales. Net sales for the year ended November 30, 2003, were $1,189.9 million, an increase of $0.7 million from the year ended December 1, 2002. Total domestic sales were $950.7 million for fiscal 2003 compared to $972.4 million for fiscal 2002. The domestic sales decline of $21.7 million was attributable to a 3.7% decrease in volume partially offset by a 1.6% increase in average unit selling price. This unit volume decrease was primarily due to lower sales to current and prior affiliates as they transitioned from single vendor to multi-vendor supply relationships. Additionally, year to date sales have been negatively impacted by slower economic activity during the first half of 2003. Improving economic conditions and the success of the new product launch during the second half of 2003 contributed to a 2.0% increase in sales volume over the corresponding period in 2002. Excluding the effects of lower sales from current and former affiliates, sales volume increased 6.0% over the second half of the year. The increase in average unit selling price is due primarily to an improved sales mix from both the Company’s existing core Posturepedic line and the new Unicased ® Posturepedic line, partially offset by lower sales of other higher-end products and increased price roll-backs on existing products in conjunction with the roll-out of the Unicased ® Posturepedic line. For the year ended November 30, 2003, sales to affiliates included sales to one affiliate for the entire period and sales to a prior affiliate for approximately four and a half months, while sales to affiliates for the year ended December 1, 2002 included sales to three affiliates. Total international sales were $239.1 million in fiscal 2003 compared to $216.8 for fiscal 2002. Increases of $22.3 million, or 10.3%, were primarily attributable to favorable currency fluctuations in Canada and Europe and volume gains in Argentina and Brazil, partially offset by continued weakness in the Mexican market.

Cost of Goods Sold. Cost of goods sold for the year ended November 30, 2003, as a percentage of net sales, increased 1.2 percentage points to 58.4%. Cost of goods sold for the domestic business, as a percentage of net sales, increased 1.3 percentage points to 57.2%. This increase is primarily due to lower absorption of fixed costs due to lower unit sales, higher variable costs associated with health insurance costs, higher costs associated with product returns, a lower mix of higher-end products that typically carry a higher margin than other products, costs associated with the shutdown of the Taylor facility in December 2002, manufacturing costs and roll-back pricing related to the roll out of the Company’s new Unicased ® design for its Posturepedic bedding line. Cost of goods sold for the international business, as a percentage of net sales, increased 0.4 percentage points to 63.3%. This increase is primarily due to labor increases in the European business partially offset by lower material costs in the Canadian business, due primarily to the weakening US dollar to the Canadian dollar as the Company’s Canadian business purchases a large percentage of its raw materials payable in US dollars.

Selling, General, and Administrative. Selling, general, and administrative expenses decreased $13.4 million to $397.1 million, or 33.4% of net sales, compared to $410.5 million or 34.5% of net sales. This decrease is primarily attributable to a $26.2 million decrease in bad debt expense. During 2002 the Company recorded a charge of $22.6 million for bad debt expense associated with affiliated customers (as discussed fully in Note 18 to the consolidated financial statements). Also, during 2002 the Company recorded a charge of $6.1 million for bad debts as a result of difficulties in an accounts receivable system conversion (as discussed fully in “Liquidity and Capital Resources”). The difficulties negatively impacted the Company’s collections during 2002 and through the second quarter of 2003. Accordingly, during the second quarter of 2003 the Company reassessed the progress of its collection efforts and determined that it was necessary to record an increase of $2.0 million in its reserve for bad debts. Since then the Company has made significant progress in resolving its accounts receivable processing issues and its accounts receivable statistics have improved significantly as of November 30, 2003. No additional charges were necessary during the second half of the year. The decrease in bad debt expense was partially offset by increased employment costs of $10.3 million. Salaries increased $8.5 million, of which $2.4 million was due to normal merit and cost of living increases, with the remaining $6.1 million primarily attributable to increased head count. Fringe benefits increased $1.8 million over 2002, attributable mainly to increased headcount. The remaining increase of $3.3 million is primarily associated with increased promotional and advertising costs, including those incurred to support the Company’s roll out of the new Unicased ® Posturepedic line.

Stock Based Compensation. The Company has an obligation to repurchase certain securities of the Company held by an officer at the estimated fair market value subject to a maximum and minimum share value stated in the officer’s agreement. As of November 30, 2003, the maximum share value had been reached. Accordingly, the Company has no additional exposure to future stock based compensation expense resulting from this agreement. Should the fair value of the stock fall back below the capped amount, the Company would record income associated with revaluation, limited to the floor value in the agreement. The Company recorded a $1.3 million expense for the year ended November 30, 2003, compared to a $0.8 million of expense for the year ended December 1, 2002, to revalue this obligation to reflect increases in the fair market value of the securities.

Restructuring Charge. Due to continued weak performance and the fact that it is not the Company’s strategy to own or control retail operations, the Company committed to a plan in the fourth quarter of 2003 to dispose of its wholly-owned retail subsidiary by sale or liquidation in early 2004. Accordingly, the Company recognized a non-cash impairment charge of $1.8 million during the fourth quarter, which included the $1.6 million write-off goodwill on the books of the subsidiary plus impairment charges for leasehold improvements likely to be abandoned. Following the disposal of this subsidiary, the Company will no longer have a direct interest in any domestic mattress retailer.

Interest Expense. Interest expense decreased $4.0 million primarily due to lower effective interest rates. This lower rate is primarily due to the favorable impact from the interest rate swaps as the interest rate on the majority of the Company’s bank debt floated during a time of declining interest rates. In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. While the $236 million of the Company’s bank debt was fixed at approximately 6% for the first half of 2002, the entire balance was at a floating rate for all of 2003 during a time of declining interest rates. This had the effect of reducing the weighted average cost of the Company’s bank debt from 5.6% in 2002 to 3.7% in 2003. In May 2003, the Company issued an additional $50.0 million of 9.875% senior subordinated notes, due in December, 2007 (“public debt”). The proceeds were used to prepay all quarterly principal payments on the Company’s Senior AXELs Credit Facility (“bank debt”) through March, 2004. The exchange of bank debt for public debt increased the Company’s interest expense by approximately $1.8 million for 2003.

Income Tax. The Company’s effective income tax rates in 2003 and 2002 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. In addition, no tax benefit was recorded in 2001 on the $26.3 million impairment charge recognized due to the uncertainty at that time concerning the recoverability of such loss. In 2002, the Company reduced a portion of the loss for tax purposes as MHI sold its equity interest in Malachi Mattress America, Inc. The Company’s effective tax rate for the year ended November 30, 2003 is approximately 49.9% compared to 29.9% in 2002.

New Product Launch

The Company annually invests significantly in research and development to improve its product offerings. In June 2003, the Company launched an entirely new line of mattresses and box springs for its Sealy Posturepedic brand. All Sealy Posturepedic brand mattresses are now manufactured with “Unicased ® Construction” utilizing new proprietary processes and materials incorporated into a single-sided design. In 2004, the Company will incorporate this new design into all of its Stearns & Foster branded products. The Company estimates it incurred increased costs of approximately $11.3 million during the second half of 2003 associated with labor inefficiencies due to manufacturing and design changes and increased promotional spending (largely roll-back pricing) associated with the roll-out of the new product. While the Company does not expect such labor inefficiencies to continue into 2004, additional close-out pricing and promotional costs are expected to be incurred as customers transition to the new Stearns & Foster lines.

Total close-out and promotional costs for 2004, including those associated with the Stearns & Foster product transition, are expected to be slightly above pre-2003 levels. The Company is dependent upon a single supplier for certain key structural components of its new Unicased ® design. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary process of the supplier. Under the terms of the supply agreement, the Company is required to make minimum purchases of the components totaling $70 million through 2006. The Company believes that its supply requirements will exceed the minimum purchase commitments over the life of the agreement.

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

Cost of Goods Sold. Cost of goods sold for the year, as a percentage of net sales, decreased 0.7 percentage points to 57.2%. Cost of goods sold for the domestic business decreased 0.8 percentage points to 55.9%. This decrease is primarily the result of increased sales of higher end beds and lower material costs, partially offset by increased variable costs and increased customer rebates and other promotional allowances. Cost of goods sold for the international business decreased 1.6 percentage points to 62.9%. This decrease is primarily related to purchase accounting adjustments associated with the Sapsa acquisition in 2001 and increased margins in the Canadian business, partially offset by increased material costs in the Mexican business.

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

Amortization Expense. Amortization expense was $1.1 million and $13.5 million for the years ended December 1, 2002 and December 2, 2001, respectively. The decrease of $12.4 million is due to the adoption of FAS 142 during the first quarter 2002, as the Company no longer records amortization expense for goodwill.

Interest Expense. Interest expense decreased $5.5 million primarily due to lower effective interest rates partially offset by increased average debt levels. In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. The Company is required under its credit agreements to hedge at least 50% of its floating rate term debt.

Other (Income) Expense, net. The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred to the Company in November 2002. MHI acquired a minority interest in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, and, indirectly through a Bain-controlled holding company, acquired a minority interest in Mattress Holdings Corporation (MHC) in 1999. MHC, controlled by Bain Capital, is a holding company which owns substantially all of the common stock of Mattress Discounters Corporation, a domestic mattress retailer, and the common stock of an international mattress retailer. The Malachi investment was accounted for by MHI under the equity method. Accordingly, the Company recorded equity in the (losses) earnings of Malachi of $(5.6) million and $(4.0) million for the years ended December 1, 2002 and December 2, 2001. The MHC investment was accounted for by MHI under the cost method. Various operating factors combined with weak economic conditions during 2001, resulted in a review by Company management of the equity values related to these affiliates. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001.

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

Liquidity and Capital Resources

The Company’s principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company’s principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $13.4 million for the year ended November 30, 2003. The Company expects 2004 capital expenditures to be approximately $25.0 million. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At November 30, 2003, the Company had approximately $33.2 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $16.8 million. The Company’s net weighted average borrowing cost was 9.1% and 9.3% for the years ended November 30, 2003 and December 1, 2002, respectively.

The Company’s cash flow from operations decreased $12.1 million from $100.0 million for 2002 to $87.9 million for the year ended November 30, 2003. This decrease in operating cash flows is primarily the result of lower operating margins, higher cash tax payments, and higher payments in the first quarter associated with incentive compensation that were not made in the first quarter of 2002, partially offset by improved working capital management.

The Company’s cash flow from investing activities increased primarily due to $13.6 million received in 2003 on an affiliate note and investment. In 2002, the Company loaned this affiliate $12.5 million in the form of a long-term note. The Company also made $6.8 million in cash payments in 2002 associated with business acquisitions. No such acquisitions were completed in 2003.

The Company recorded a minimum liability associated with an under-funded pension plan equal to the excess of the accumulated benefit obligation over the fair value of plan assets. The minimum liability at November 30, 2003 was $4.5 million, and the Company will be required to make a minimum funding contribution of $1.2 million in 2004.

The Company also experienced difficulties in an accounts receivable system conversion in the fourth quarter of 2002 that negatively impacted collection efforts primarily through the first half of 2003. These issues resulted principally in delays of processing of certain transactions and the deterioration in the aging of trade receivables. As a result, the Company increased its allowance for doubtful accounts $6.1 million in the fourth quarter of 2002. In the second quarter of 2003, the Company reassessed the progress of its collection efforts and determined an incremental $2.0 million reserve was necessary. The Company made significant progress in the second half of the year and no additional charges were necessary as a result of this issue and the Company believes adequate controls and processes are now in place and functioning to reasonably ensure accurate and timely processing of accounts receivable and cash collection transactions.

On October 9, 2003, the Company amended its Amended and Restated Credit Agreement dated November 8, 2002 to provide the Company with the ability to repurchase up to $25 million of the outstanding amount of the Junior Subordinated Notes and to amend the requirements for allowing the Company to make cash payments on the interest accrued. The Company was previously required to accrue interest at 12% and add such interest to the total outstanding amount of the Notes. The Company will now have the option within 10 days of the end of each calendar quarter to pay interest on the total outstanding amount for that quarter at a rate of 10% per annum. The Company made its first cash interest payment on these notes for the calendar quarter ended December 31, 2003.

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

In May 2003, the Company completed a private placement of $50 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007 require semi-annual interest payments, commencing June 15, 2003. The proceeds from the placement were used to prepay all quarterly principal payments on the Senior AXELs Credit Facility through March 2004. The Company will commence quarterly principal payments on June 15, 2004. Subsequent to the issuance, the Company registered the notes with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company commenced an exchange offer in June which was completed in July 2003. In connection with the note issuance, the Company incurred $2.8 million in debt financing costs. The Company also paid $1.2 million during the first quarter for previously accrued debt issuance costs associated with the refinancing of the Revolving Credit Facility in November 2002.

The Company’s ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs throughout 2004. The current domestic revolving credit agreement matures on November 15, 2004. The Company expects to have a new revolving facility in place prior to its maturity. The current Canadian revolver, originally to expire February 14, 2004, has been extended through the end of March 2004. The Company is currently in negotiations to renew this facility and expects to complete the negotiations during the Company’s second quarter of 2004. The Company also will need to refinance all or a portion of the principal of the notes on or prior to maturity. The Company will make regularly scheduled principal payments of $41.9 million in 2004. On February 27, 2004, the Company obtained a waiver for 2004 from its lending institutions of the Mandatory Prepayment requirements under the excess cash flow provisions of its credit agreement (as more fully discussed in Note 4 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report). There can be no assurance that the Company will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

The Company’s long-term obligations contain various financial tests and covenants. The Company was in compliance with such covenants as of the year ended November 30, 2003. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage and total debt to adjusted EBITDA all as defined in the senior and revolving credit agreements. The specific ratio requirements can be found in the credit agreements previously filed with the Securities and Exchange Commission. The Company expects to meet such covenants in 2004. Adjusted EBITDA (as defined in the senior and revolving credit agreements) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude income taxes, interest expense and depreciation and amortization, adjusted EBITDA (as defined in the senior and revolving credit agreements) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA.” Adjusted EBITDA is presented herein as it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements. While the determination of “unusual and nonrecurring losses” is subject to interpretation and requires judgment, the Company believes the items listed below are in accordance with the stated credit agreements. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles (“GAAP”) and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

The following is a calculation of the Company’s adjusted EBITDA for the years ended November 30, 2003 and December 1, 2002:

	Year Ended November 30, 2003	Year Ended December 1, 2002
EBITDA	$129.9	$119.2
Bad debt losses associated with Mattress Discounters, Malachi Mattress America, Inc. and Mattress Firm Franchisees	—	22.6
Equity and other losses associated with the investment in Malachi Mattress America, Inc.	—	7.6
Business closure charge associated with American Mattress Centers	—	5.8
Stock based compensation	1.3	0.9
Bain management fees	2.0	2.0
Unusual and nonrecurring losses:
Plant/Business closure, severance costs, and post-closing residual plant costs	4.9	3.8
Consulting fees associated with strategic initiatives	1.9	3.2
Increase in price rollback programs due to introduction of new “Unicased” product	5.4	—
Labor inefficiencies due to manufacturing process changes associated with the introduction of the new “Unicased” product	2.1	—
Various other new product introduction costs	3.8	—
Dedesignated cash flow hedge and deferred debt writeoff	2.5	—
Incremental expenses related to accounts receivable process improvement	2.2	—
Increase in workers compensation costs due to change in discount rate	1.3	—
Unusual relocation costs	1.0	0.2
Other (various)	3.5	3.6

Adjusted EBITDA	$161.8	$168.9

The Company’s contractual obligations and other commercial commitments as of November 30, 2003 are summarized below:

Contractual Obligations	2004	2005	2006	2007	2008	After 2008	Total Obligations
Long-Term Debt	$47,623	$88,287	$103,218	$27,320	$430,816	$49,989	$747,253
Operating Leases	9,848	9,123	7,994	6,675	4,910	18,822	57,372
Component Purchase Commitment	15,751	20,000	20,000	—	—	—	55,751

Total	$73,222	$117,410	$131,212	$33,995	$435,726	$68,811	$860,376

Other Commercial Commitments	2004	2005	2006	2007	2008	After 2008	Total Commitments
Standby Letters of Credit	$16,756	—	—	—	—	—	$16,756

The Company has an obligation to repurchase certain securities of the Company held by an officer at the estimated fair market value subject to a maximum and minimum share value stated in the officer’s agreement. As of November 30, 2003 the maximum share value had been reached. Accordingly, the Company has no additional exposure to future stock based compensation expense resulting from this agreement. At November 30, 2003, the Company had $6.7 million recorded for the obligation. The officer’s rights to sell his shares are fully vested and may be exercised at any time.

Foreign Operations and Export Sales

The Company owns three manufacturing facilities in Canada, and one each in Mexico, Argentina and Brazil. In addition, the Company completed in 2001 the acquisition of Sapsa Bedding S.A., a leading European manufacturer of latex bedding products in Europe, with headquarters in Italy and manufacturing operations in France and Italy, along with sales organizations in Spain, Belgium and the Netherlands. In 2000, the Company formed a joint venture with its Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia. The Company operates a Korean sales office and uses a contract manufacturer to help service the Korean market. The Company also exports products directly into many small international markets, and has license agreements in Thailand, Japan, the United Kingdom, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic.

Impact of Recently Issued Accounting Pronouncements

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

The FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company will adopt these provisions in its second quarter of 2004. The Company is not a primary beneficiary of a VIE and does not hold any significant interests or have any involvement in a VIE. The Company does not expect the adoption to have an effect on the consolidated financial statements.

The FASB issued FAS 132 (Revised), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company will implement FAS 132R beginning with its first fiscal quarter of 2004. The adoption of this statement will not have an impact on the Company’s financial position or results of operations.

The Emerging Issues Task Force of the FASB released Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” to provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. The Company has historically classified certain costs such as volume rebates, promotional money and amortization of supply agreements covered by the provisions of EITF 01-09 as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. The Company adopted EITF 01-09 effective March 4, 2002, the first day of fiscal second quarter of 2002, and reclassified previous period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced $50.3 million, $51.5 million and $42.7 million for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, respectively. These changes did not affect the Company’s financial position or results of operations.

Fiscal Year

The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended November 30, 2003 was a 52-week year, December 1, 2002 was a 52-week year, and the fiscal year ended December 2, 2001 was a 53-week year.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

General Business Risk

The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. The Company is dependent upon a single supplier for certain key structural components of its new Unicased ® design. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary design exclusive to the supplier. Any of these factors could have a material adverse effect on business, financial condition or results of operations.

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

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At November 30, 2003, the Company had forward contracts to sell a total of 2.0 million Mexican pesos with expiration dates of February 20, 2004, and forward contracts to sell a total of 30.0 million Canadian dollars with expiration dates ranging from December 9, 2003 through November 12, 2004. At November 30, 2003, the fair value of the Company’s net obligation under the forward contracts was $0.8 million.

In January 2002, the Argentine peso experienced a significant devaluation. Previously pegged 1 to 1 to the U.S. dollar, the peso was trading at approximately 3.0 pesos to the dollar at November 30, 2003. This devaluation did not have a significant affect on the Company’s financial statements due to the relative immateriality of the operation. Based upon the volatility of the Argentine peso, future inflation charges may have to be recorded through the income statement due to hyperinflation rules under FAS 52, “Foreign Currency Translation”.

Interest Rate Risk

In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the years ended November 30, 2003 and December 1, 2002, $3.3 million and $2.0 million was amortized into interest expense, respectively. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the years ended November 30, 2003 and December 1, 2002, $5.4 million and $15.0 million, respectively, was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At November 30, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $(14.9) million and $(20.2) million, respectively, which is recorded as follows:

	November 30, 2003	December 1, 2002
	(in millions)
Accrued interest	$2.2	$2.1
Other accrued expenses	6.5	7.6
Other noncurrent liabilities	6.2	10.5

	$14.9	$20.2

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are to be recorded in interest expense. For the years ended November 30, 2003 and December 1, 2002, $5.2 million and $10.4 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At November 30, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $6.8 million and $7.8 million, respectively, with $5.1 million and $5.1 million recorded in prepaid expenses and other current assets, and $1.7 million and $2.7 million recorded in noncurrent assets.

The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of this instrument is not material.

The impact of a one percentage point change in interest rates would changed the Company’s interest expense by approximately $2.6 million dollars.

Worldwide Steel Prices

The world demand for steel over the last two years has increased due to a number of factors, including increased steel imports into Asia. In addition, there has been a significant reduction in U.S. steel capacity. Furthermore, the weakening of the U.S. Dollar has raised the relative price of steel imported into the United States. Consequently, the Company believes that the cost of cold rolled steel and steel drawn wire which are used in the production of the spring units and other components within the mattress and box springs will increase significantly during 2004. Although the Company is still evaluating the forecasted impact on the operating margins, the Company does not believe such impact will ultimately materially impact its long-term operations and financial position. The Company is also evaluating its possible responses to these potential cost increases, which may include increases in the prices charged to its customers.

Item 8. Financial Statements and Supplementary Data

SEALY CORPORATION

Consolidated Financial Statements

November 30, 2003 and December 1, 2002

(With Independent Auditors’ Report Thereon)

Report of Independent Auditors

To the Board of Directors and

    Stockholders of Sealy Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 70 presents fairly, in all material respects, the financial position of Sealy Corporation and its subsidiaries (the “Company”) at November 30, 2003 and December 1, 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 70 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 effective the beginning of the year ended December 1, 2002.

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina
February 10, 2004, except as to the last sentence of paragraph three in Note 4 for which the date is February 27, 2004

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except par value amounts)

	November 30, 2003	December 1, 2002
ASSETS
Current assets:
Cash and cash equivalents	$101,100	$27,443
Accounts receivable—Non-affiliates (net of allowance for doubtful accounts, discounts and returns, 2003—$23,007; 2002—$26,303)	160,984	164,742
Accounts receivable—Affiliates (net of allowance for doubtful accounts, discounts and returns, 2003—$22; 2002—$40) (Note 18)	1,758	3,753
Inventories	49,413	53,387
Prepaid expenses and other current assets	22,898	20,566
Deferred income taxes	20,506	22,132

	356,659	292,023

Property, plant and equipment—at cost:
Land	13,770	13,336
Buildings and improvements	91,985	88,444
Machinery and equipment	187,587	167,450
Construction in progress	6,376	11,396

	299,718	280,626
Less accumulated depreciation	128,893	106,701

	170,825	173,925

Other assets:
Goodwill	381,891	374,946
Other intangibles—net of accumulated amortization (2003—$14,211; 2002—$13,292)	5,364	5,078
Long-term notes receivable (Note 18)	13,323	12,022
Investments in and advances to affiliates (Note 18)	—	12,950
Debt issuance costs, net, and other assets	31,004	34,004

	431,582	439,000

Total Assets	$959,066	$904,948

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except par value amounts)

	November 30, 2003	December 1, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion-long-term obligations	$47,623	$33,338
Accounts payable	85,478	69,090
Accrued expenses:
Customer incentives and advertising	35,546	41,530
Compensation	27,583	24,482
Interest	23,565	14,263
Other	44,839	43,497

	264,634	226,200

Long-term obligations, net of current portion (Note 4)	699,630	719,896
Other noncurrent liabilities (Note 7)	48,851	46,805
Deferred income taxes	22,113	27,787
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; Authorized 100,000 shares; Issued, none	—	—
Class L common stock, $0.01 par value; Authorized, 6,000 shares; Issued (2003—1,543; 2002—1,543); Aggregate liquidation preference (2003— $110,202; 2002— $100,188) (Note 12)	15	15
Class M common stock, $0.01 par value; Authorized, 2,000 shares; Issued (2003—1,612; 2002—1,612); Aggregate liquidation preference (2003—$115,138; 2002—$104,676) (Note 12)	16	16
Class A common stock, $0.01 par value; Authorized 600,000 shares; Issued (2003—15,245; 2002—15,021)	153	150
Class B common stock, $0.01 par value; Authorized 200,000 shares; Issued (2003—14,040; 2002—14,040)	140	140
Additional paid-in capital	146,240	146,140
Accumulated deficit	(201,497)	(219,766)
Accumulated other comprehensive loss	(8,165)	(29,371)
Common stock held in treasury, at cost	(13,064)	(13,064)

	(76,162)	(115,740)

Total Liabilities and Stockholders’ Equity (Deficit)	$959,066	$904,948

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements Of Operations

(in thousands, except per share amounts)

	Year Ended
	November 30, 2003	December 1, 2002	December 2, 2001
Net sales—Non-affiliates	$1,157,887	$1,045,639	$993,032
Net sales—Affiliates (Note 18)	31,973	143,529	161,021

Total net sales	1,189,860	1,189,168	1,154,053

Cost and expenses:
Cost of goods sold—Non-affiliates	676,414	601,879	581,741
Cost of goods sold—Affiliates (Note 18)	18,693	77,784	86,845

Total cost of goods sold	695,107	679,663	668,586

Gross Profit	494,753	509,505	485,467
Selling, general and administrative (including provisions for bad debts $5,047, $31,252 and $18,578, respectively)	397,089	410,465	386,859
Stock based compensation	1,311	771	(2,733)
Plant/Business closing and restructuring charges (Notes 14 and 17)	1,825	8,581	1,183
Amortization of intangibles	1,103	1,063	13,474
Asset impairment charge (Note 17)	—	—	4,422
Royalty income, net of royalty expense	(12,472)	(11,155)	(11,667)

Income from operations	105,897	99,780	93,929
Interest expense	68,525	72,571	78,047
Other expense, net (Note 8)	907	3,058	24,346

Income (loss) before income taxes and cumulative effect of change in accounting principle	36,465	24,151	(8,464)
Income taxes	18,196	7,232	12,501

Income (loss) before cumulative effect of change in accounting principle	18,269	16,919	(20,965)
Cumulative effect of change in accounting principle (net of income tax expense of $101 in 2001) (Note 1)	—	—	(152)

Net income (loss)	18,269	16,919	(20,813)
Liquidation preference for common L & M shares (Note 12)	20,458	18,598	16,862

Net income (loss) available to common shareholders	$(2,189)	$(1,679)	$(37,675)

Earnings (loss) per common share—Basic:
Before cumulative effect of change in accounting principle	$0.59	$0.55	$(0.67)
Cumulative effect of change in accounting principle	—	—	—

Net earnings (loss)—Basic	0.59	0.55	(0.67)
Liquidation preference for common L & M shares	(0.66)	(0.60)	(0.54)

Net earnings (loss) available to common shareholders—Basic	$(0.07)	$(0.05)	$(1.21)
Earnings (loss) per common share—Diluted:

Before cumulative effect of change in accounting principle	$0.59	$0.55	$(0.67)
Cumulative effect of change in accounting principle	—	—	—

Net earnings (loss)—Diluted	0.59	0.55	(0.67)
Liquidation preference for common L & M shares	(0.66)	(0.60)	(0.54)

Net earnings (loss) available to common shareholders—Diluted	$(0.07)	$(0.05)	$(1.21)

Weighted average number of common shares outstanding:
Basic	31,142	30,935	31,075
Diluted	31,142	30,935	31,075

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

		Class L		Class M		Class A		Class B		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	Comprehensive Income (Loss)	Common Shares	Stock Amount	Common Shares	Stock Amount	Common Shares	Stock Amount	Common Shares	Stock Amount
Balance at November 26, 2000	$—	1,486	$15	1,549	$15	16,535	$165	11,935	$120	$134,547	$(215,872)	$(85)	$(12,195)	$(93,290)
Net loss	(20,813)		—	—	—	—	—	—	—	—	(20,813)	—	—	(20,813)
Foreign currency translation adjustment	(1,939)	—	—	—	—	—	—	—	—	—	—	—	(1,939)	(1,939)
Change in fair value of cash flow hedges	(15,853)	—	—	—	—	—	—	—	—	—	—	—	(15,853)	(15,853)
Purchase of stock held by executive subject to mandatory repurchase provisions	—	—	—	—	—	—	—	—	—	10,699	—	(10,699)	—	—
Exercise of stock options	—	112	1	—	—	174	1	—	—	466	—	—	—	468
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(1,479)	—	(1,479)
Cancellation and issuance of common stock	—	—	—	—	—	(1,547)	(15)	1,547	15	—	—	—	—	—

Balance at December 2, 2001	$(38,605)	1,598	$16	1,549	$15	15,162	$151	13,482	$135	$145,712	$(236,685)	$(12,263)	$(29,987)	$(132,906)

Net income	16,919	—	—	—	—	—	—	—	—	—	16,919	—	—	16,919
Foreign currency translation adjustment	(4,370)	—	—	—	—	—	—	—	—	—	—	—	(4,370)	(4,370)
Change in fair value of cash flow hedges prior to dedesignation	2,963	—	—	—	—	—	—	—	—	—	—	—	2,963	2,963
Amortization of dedesignated cash flow hedge	2,023	—	—	—	—	—	—	—	—	—	—	—	2,023	2,023
Exercise of stock options	—	8	—	—	—	417	4	—	—	428	—	—	—	432
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(801)	—	(801)
Cancellation and issuance of common stock associated with the purchase of Malachi Mattress America, Inc.	—	(63)	(1)	63	1	(558)	(5)	558	5	—	—	—	—	—

Balance at December 1, 2002	$17,535	1,543	$15	1,612	$16	15,021	$150	14,040	$140	$146,140	$(219,766)	$(13,064)	$(29,371)	$(115,740)

Net income	18,269	—	—	—	—	—	—	—	—	—	18,269	—	—	18,269
Foreign currency translation adjustment	17,616	—	—	—	—	—	—	—	—	—	—	—	17,616	17,616
Excess of additional pension liability over unrecognized prior service cost	(1,711)		—	—	—			—	—		—	—	(1,711)	(1,711)
Amortization of dedesignated cash flow hedge	3,291	—	—	—	—	—	—	—	—	—	—	—	3,291	3,291
Write-off of dedesignated cash flow hedge	2,010		—	—	—			—	—		—	—	2,010	2,010
Exercise of stock options	—		—	—	—	245	3	—	—	100	—	—	—	103

Balance at November 30, 2003	$39,475	1,543	$15	1,612	$16	15,266	$153	14,040	$140	$146,240	$(201,497)	$(13,064)	$(8,165)	$(76,162)

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements Of Cash Flows

(in thousands)

	Year Ended
	November 30, 2003	December 1, 2002	December 2, 2001
Cash flows from operating activities:
Net income (loss)	$18,269	$16,919	$(20,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23,799	21,370	18,429
Amortization of intangibles	1,103	1,063	13,474
Stock-based compensation	1,311	771	(2,733)
Equity in net loss of investee	—	5,576	3,997
Business closure charge	—	5,802	—
Impairment charges	1,825	2,442	30,672
Deferred income taxes	(718)	(2,139)	(4,911)
Non-cash interest expense:
Discount on Senior Subordinated Notes, net	15	12,406	11,248
Junior Subordinated Note	4,742	5,208	4,533
Amortization of debt issuance costs and other	4,814	4,518	4,417
Other, net	(3,594)	(4,998)	(6,016)
Changes in operating assets and liabilities:
Accounts receivable	5,753	12,615	(19,788)
Inventories	4,020	5,915	3,916
Prepaid expenses	(2,332)	(2,178)	(8,212)
Accounts payable/accrued expenses/other noncurrent liabilities	28,906	14,677	(16,934)

Net cash provided by operating activities	87,913	99,967	11,279

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,443)	(16,848)	(20,123)
Note receivable from prior affiliate	—	(3,272)	—
Cash received from (paid on) affiliate notes and investments	13,611	(12,500)	(16,151)
Purchase of businesses, net of cash acquired	—	(6,829)	(26,643)
Proceeds from sale of property, plant and equipment	257	—	65

Net cash provided by (used in) investing activities	425	(39,449)	(62,852)

Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	—	(801)	(12,178)
Issuance of public notes	51,500	—	127,500
Repayments of long-term obligations	(62,237)	(42,491)	(71,201)
Net borrowings on revolving credit facilities	—	—	6,803
Equity issuances	103	432	468
Purchase of interest rate cap agreement	—	(625)	—
Debt issuance costs	(4,047)	(1,600)	(5,923)

Net cash provided by (used in) financing activities	(14,681)	(45,085)	45,469

Change in cash and cash equivalents	73,657	15,433	(6,104)
Cash and cash equivalents:
Beginning of period	27,443	12,010	18,114

End of period	$101,100	$27,443	$12,010

Supplemental disclosures:
Taxes paid (net of tax refunds $512, $18,403 and $6,064 in fiscal 2003, 2002 and 2001, respectively)	$22,382	$1,465	$21,988
Interest paid	$50,211	$51,632	$54,338

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements

Note 1: Significant Accounting Policies

Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

Business and Basis of Presentation

Sealy Corporation (the “Company” or the “Parent”), is engaged in the consumer products business and manufactures, distributes and sells conventional bedding products including mattresses and box springs. The Company’s products are manufactured in a number of countries in North and South America and Europe. Substantially all of the Company’s trade accounts receivable are from retail businesses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is reported in other long-term assets. The Company’s equity in the net income and losses of these investments is reported in other (income) expense, net. See Note 8, “Other (Income) Expense, net.” The Company also periodically assesses whether it has any primary beneficial interests in any variable interest entity (“VIE”) which would require consolidation of such entity in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” At November 30, 2003, the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE.

Fiscal Year

The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended November 30, 2003 and December 1, 2002 were 52-week years and the fiscal year ended December 2, 2001 was a 53-week year.

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The Company adopted the provisions of this statement effective December 2, 2002 and it did not have a significant impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for the Company’s 2nd quarter of 2004 with transitional disclosure required with these financial statements. The Company will adopt these provisions in its 2nd quarter, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the Company’s consolidated financial statements.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In December 2002, the FASB issued FAS 148, “Stock-Based Compensation—Transition and Disclosure”, an amendment of FAS 123, “Accounting for Stock-Based Compensation”. The transition guidance and annual disclosure provisions are effective in the Company’s fiscal year 2003. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued FAS 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, the Company’s fourth quarter of fiscal 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments have been previously classified as equity. The adoption of this Statement did not have a significant impact on the Company’s consolidated financial statements.

In December 2003, The FASB issued FAS 132 (Revised), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company will implement FAS 132R beginning with its first fiscal quarter of 2004. The adoption of this statement will not have an impact on the Company’s financial position or results of operations.

Revenue Recognition

The Company recognizes revenue, when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. The recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which is generally upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, slotting fees and supply agreement amortization, in accordance with Emerging Issues Task Force Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” (“EITF 01-09”). Prior to the Company’s adoption of EITF 01-09 in March, 2002, the Company had historically classified such costs as marketing and selling expenses which are recorded in selling, general and administrative in the Statement of Operations. Subsequent to the adoption of EITF 01-09, the Company has reclassified current and prior period amounts to comply with the consensus. As a result of the adoption, both net sales and selling, general and administrative expenses were reduced by $50.3 million, $51.5 million and $42.7 million for the years ended November 30, 2003, December 1, 2002 and December 2, 2001, respectively. These changes did not affect the Company’s financial position or results of operations.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Product Delivery Costs

The Company incurred $61.9 million, $58.4 million and $54.5 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in 2003, 2002 and 2001, respectively. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, foreign currency forward contracts and interest rate swap arrangements. The Company places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure to any one institution.

The Company’s accounts receivable arise from sales to numerous customers in a variety of markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 18.1%, 22.0 % and 22.0% of the Company’s net sales for the years ended November 30, 2003, December 1, 2002 and December 2, 2001, respectively, and no single customer accounted for over 10.0% of the Company’s net sales in any of those years. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for potential credit losses and such losses, in the aggregate, have not materially exceeded management’s expectations, except in 2002 and 2001 with respect to affiliate receivables.

The counterparties to the Company’s foreign currency and interest rate swap agreements are major financial institutions. The Company has never experienced non-performance by any of its counterparties.

The Company is dependent upon a single supplier for certain key structural components of its new Unicased ® Posturepedic line of mattresses. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary design exclusive to the supplier. The Company has incorporated the Unicased ® method of construction into substantially all of its Sealy brand products, and expects to have it incorporated into the Stearns & Foster branded products as well by the end of 2004. The Company purchases its other raw materials and certain components from a variety of vendors. The Company purchases approximately 55% of its Sealy and Stearns & Foster box spring parts from a single third-party source and manufactures the remainder of these parts. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal component parts manufacturing capacity.

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

Reclassification

Certain reclassifications have been made to the prior periods to conform to the 2003 presentation.

Foreign Currency

Subsidiaries located outside the U.S. generally use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity (accumulated other comprehensive income (loss)) and are not tax-effected since they relate to investments which are permanent in nature. At November 30, 2003 and December 1, 2002, accumulated foreign currency translation adjustments were $(0.9) million and $(18.5) million, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Checks Issued In Excess of Funds on Deposit

The amounts of checks issued in excess of funds on deposit are reclassified to the appropriate liability accounts which had been relieved at the time the checks were drawn. Accordingly, accounts payable and accrued compensation expenses include reclassifications of outstanding checks in the amounts of $4.6 million and $1.9 million at November 30, 2003, and $3.6 million and $1.3 million at December 1, 2002, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost reduced by accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and five to fifteen years for machinery and equipment. The Company generally uses the straight-line method for calculating the provision for depreciation. The Company reviews property, plant & equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Deferred Debt Costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt. The Company has the following amounts recorded in Debt issuance costs, net, and other assets:

	November 30, 2003	December 1, 2002
	(in millions)
Gross cost	$38.5	$35.8
Accumulated amortization	(22.3)	(16.1)

Net deferred debt issuance costs	$16.2	$19.7

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Earnings Per Common Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 12).

Royalty Income

The Company recognizes royalty income based on sales of Sealy branded product by various licensees. The Company recognized gross royalty income of $13.7 million, $12.2 million, and $12.0 million in 2003, 2002 and 2001, respectively. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of $1.2 million, $1.0 million and $0.3 million in 2003, 2002 and 2001, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized. See Note 10 for disclosure of amounts related to deferred taxes and associated valuation allowances.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses, including cooperative advertising, for the years ended November 30, 2003, December 1, 2002 and December 2, 2001 amounted to $135.2 million, $146.3 million and $153.0 million, respectively.

Warranties

The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The changes in the Company’s accrued warranty obligations for the years ended November 30, 2003 and December 1, 2002 are as follows:

	2003	2002
	(in thousands)
Accrued warranty obligations at beginning of year	$9,538	$8,022
Warranty claims	(11,427)	(12,564)
Warranty provision	11,024	14,080

Accrued warranty obligations at end of year	$9,135	$9,538

Research and Development

Product development costs are charged to operations during the period incurred and are not considered material.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with AICPA Statement of Position 96-1, “Environmental Remediation Liabilities”. Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

Stock Options

As permitted by FAS No. 123, “Accounting for Stock-Based Compensation”, the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 123 does however require the disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method. See Note 9 for the disclosure related to pro forma earnings under FAS No. 123.

Note 2: Inventories

The components of inventory as of November 30, 2003 and December 1, 2002 were as follows:

	2003	2002
	(in thousands)
Raw materials	$26,575	$26,512
Work in process	14,699	18,208
Finished goods	8,139	8,667

	$49,413	$53,387

Note 3: Goodwill and Other Intangible Assets

The FASB issued FAS 142, “Goodwill and Other Intangible Assets”. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. Goodwill and some intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. FAS 142 specifies that at the time of adoption an impairment review should be performed. If an impairment of the existing goodwill is determined, any charge will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment charges would be presented within operating results. The Company adopted the non amortization provision for acquisitions with a closing date subsequent to June 30, 2001. The Company adopted the remaining provisions of FAS 142 effective December 3, 2001, the first day of fiscal year 2002. The Company completed its initial impairment review and determined that no impairment of its goodwill existed as of December 3, 2001.

The changes in the carrying amount of goodwill for the years ended November 30, 2003 and December 1, 2002 are as follows:

	2003	2002
Balance at beginning of year	$374.9	$371.4
Goodwill acquired	—	6.7
Goodwill reduced due to business closure (See Note 17)	(1.6)	(5.3)
Increase due to foreign currency translation	8.6	2.1

Balance at end of year	$381.9	$374.9

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company recorded goodwill amortization of $12.1 million for the year ended December 2, 2001. The following presents the proforma adjusted net loss and the loss per share had the Company been required to adopt FAS 142 in fiscal 2001:

Year ended December 2, 2001
Reported loss income before cumulative effect of change in accounting principle	$(20,965)
Add back goodwill amortization	12,099

Adjusted net loss before cumulative effect of change in accounting principle	(8,866)
Cumulative effect of change in accounting principle	(152)

Adjusted net loss	(8,714)
Liquidation preference for common L&M shares	16,862

Net loss available to common shareholders	$(25,576)

Basic earnings per share :
Reported net loss before cumulative effect of change in accounting principle	$(0.67)
Add back goodwill amortization	0.39

Adjusted loss before cumulative effect of change in accounting principle	(0.28)
Cumulative effect of change in accounting principle	—

Adjusted net loss	(0.28)
Liquidation preference for common L&M shares	(0.54)

Net loss available to common shareholders	$(0.82)

Diluted earnings per share *:
Reported net loss before cumulative effect of change in accounting principle	$(0.67)
Add back goodwill amortization	0.39

Adjusted loss before cumulative effect of change in accounting principle	(0.28)
Cumulative effect of change in accounting principle	—

Adjusted net loss	(0.28)
Liquidation preference for common L&M shares	(0.54)

Net loss available to common shareholders	$(0.82)

*	Due to the loss for the year ended December 2, 2001, the dilutive securities are antidilutive and, accordingly, are excluded from the calculation in dilutive earnings per share.

Total other intangibles of $5.4 million (net of accumulated amortization of $14.2 million) as of November 30, 2003 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 4: Long-Term Obligations

Long-term debt as of November 30, 2003 and December 1, 2002 consisted of the following:

	2003	2002
	(in thousands)
Senior AXELs Credit Agreement	$259,139	$322,475
Senior Revolving Credit Agreement	—	—
Senior Subordinated Notes (net of premium: 2003—$2,816 and 2002—$1,878)	302,816	251,878
Senior Subordinated Discount Notes (net of discount: 2002—$576)	128,000	127,424
Junior Subordinated Notes	49,989	45,246
Other	7,309	6,211

	747,253	753,234
Less current portion	47,623	33,338

	$699,630	$719,896

The Company has a revolving credit facility (the “Revolving Credit Facility”) which is included in the Senior Credit Agreements. The Company may borrow up to $50.0 million under the Revolving Credit Facility, which expires on November 15, 2004. The Company expects to have a new revolving facility in place prior to its maturity. Additionally, the Senior Credit Agreements provide for a term loan facility (the “Term Loan Facility”) of $450.0 million. The Senior Credit Agreements require the Company to meet certain financial tests, including minimum interest coverage and maximum leverage ratio. The Senior Credit Agreements also contain covenants which, among other things, limit capital expenditures, indebtedness and/or the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. These restrictions however, generally do not prohibit the ability of the Company’s subsidiaries to pay dividends or make distributions to the Parent. The Company was in compliance with its financial covenants as of November 30, 2003. At November 30, 2003, the Company had approximately $33.2 million available under its Revolving Credit Facility with Letters of Credit issued totaling approximately $16.8 million. The Company’s net weighted average borrowing cost was 9.1% and 9.3% for Fiscal 2003 and 2002, respectively.

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

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In November 2002, the Company prepaid the outstanding balance of the Tranche A Term Loans which were scheduled to mature in December 2002. The AXELs Series B mature in December 2004. The AXELs Series C mature in December 2005. The AXELs Series D mature in December 2006. Prior to the prepayment in November 2002, the Tranche A Term Loans were subject to quarterly amortization payments commencing in March 1999, the AXELs Series B, the AXELs Series C and the AXELs Series D are subject to quarterly amortization payments commencing in March 1998 with the AXELs Series B amortizing in nominal amounts until the maturity of the Tranche A Term Loans, the AXELs Series C amortizing in nominal amounts until the maturity of the AXELs Series B and the AXELs Series D amortizing in nominal amounts until the maturity of the AXELs Series C. The Revolving Credit Facility matures in November 2004. In addition, the Senior Credit Agreements provide for mandatory repayments, subject to certain exceptions, of the Term Loans, and reductions in the Revolving Credit Facility, based on the net proceeds of certain asset sales outside the ordinary course of business of the Issuer and its subsidiaries, the net proceeds of insurance, the net proceeds of certain debt and equity issuances, and excess cash flow (as defined in the Senior Credit Agreements). Mandatory Prepayments under the excess cash flow provision were included in the current portion of long-term obligations at December 1, 2002 totaling $6.8 million. Such mandatory prepayments were waived by the respective lending institutions as of November 30, 2003 and therefore will not be required to be paid in fiscal 2004.

In May 2003, the Company completed a private placement of $50 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007 require semi-annual interest payments, commencing June 15, 2003. The proceeds from the placement were used to prepay all quarterly principal payments on the Senior AXELs Credit Facility due through March 2004. The Company will commence quarterly principal payments on June 15, 2004. Subsequent to the issuance, the Company registered the notes with the Securities and Exchange Commission to allow them to be exchanged for publicly traded bonds. The Company completed the exchange offer for the notes in July 2003.

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

The Senior Subordinated Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage of Principal Amount
2004	101.646%
2005 and thereafter	100.000%

The Senior Subordinated Discount Notes, which are guaranteed by the Parent, in aggregate principal amount of $128.0 million were issued in December 1997, and mature on December 15, 2007. The Senior Subordinated Discount Notes were offered at a substantial discount from their principal amount at maturity. Until December 15, 2002 (the “Full Accretion Date”), no interest (other than liquidated damages, if applicable) was accrued or paid in cash on the Senior Subordinated Discount Notes, and only the accumulation of the Accreted Value (representing the amortization of original issue discount) between the issuance date and the Full Accretion Date, on a semi-annual bond equivalent basis, was charged to non-cash interest expense. On December 15, 2002, interest began accruing on the Senior Subordinated Discount Notes at the rate of 10 7/8% per annum and is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2003, to Holders of record on the immediately preceding June 1 and December 1.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Senior Subordinated Discount Notes are subject to redemption at any time at the option of the Company, in whole or in part, upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage of Principal Amount
2004	101.812%
2005 and thereafter	100.000%

The Junior Subordinated Notes had an initial principal balance outstanding of $25.0 million and matures in December 2008. Interest on the Junior Subordinated Notes accrues at 10% per annum if paid within ten days of the end of each calendar quarter or at 12% if the Company is required by its Amended and Restated Credit Agreement to add such interest to the outstanding amount. From inception, the Company has been required to add accrued interest to the principal balance increasing the total outstanding balance to $50.0 million at September 30, 2003. In October 2003, the Company amended its Amended and Restated Credit Agreement dated November 8, 2002 to provide the Company with the ability to repurchase up to $25 million of the outstanding amounts of the Junior Subordinated Notes and to allow the Company to pay quarterly interest payments at 10%. The Company made its first cash interest payment for the calendar quarter ended December 31, 2003.

During the first quarter of 2001, the Company entered into an agreement to secure an additional revolving credit facility with a separate banking group. This facility provides for borrowing in Canadian currency up to C$20.0 million ($15.4 US). At November 30, 2003, the Company had approximately C$20.0 million ($15.4 US) available under this facility. This facility, originally to expire February 14, 2004, has been extended through the end of March 2004. The Company is currently in negotiations to renew this facility and expects to complete the negotiations during the Company’s second quarter of 2004.

At November 30, 2003, the annual scheduled maturities of the principal amounts of long-term obligations were (in thousands, and excluding future mandatory prepayments which may be required as discussed above):

2004	$47,623
2005	88,287
2006	103,218
2007	27,320
2008	430,816
Thereafter	49,989

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 5: Commitments

Leases

The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments and sublease rentals at November 30, 2003.

Fiscal Year	Commitments Under Operating Leases
(in thousands)
2004	$9,848
2005	9,123
2006	7,994
2007	6,675
2008	4,910
Thereafter	18,822

$57,372

Rental expense charged to operations is as follows:

	Year Ended Nov. 30, 2003	Year Ended Dec. 1, 2002	Year Ended Dec. 2, 2001
	(in thousands)
Minimum rentals	$13,766	$13,790	$13,356
Contingent rentals (based upon delivery equipment mileage)	2,502	2,686	2,725

	$16,268	$16,476	$16,081

The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2033. Most of the operating leases provide for increased rent through increases in general price levels.

Purchase Agreement

The Company has entered into a four-year supply agreement with a manufacturer to purchase key component parts for its “Unicased ® Construction” mattresses. The agreement calls for the Company to meet minimum cumulative purchase targets at the end of each year of the agreement totaling $70.0 million over the entire life of the agreement. To the extent that the Company has exceeded the cumulative target as of the beginning of a year, the commitment for that year is reduced. For the year ended November 30, 2003, the Company exceeded its minimum purchase requirement of $10.0 million by $4.2 million, thus reducing its minimum obligation for 2004. Based on the cumulative minimum targets, the Company’s future minimum purchases under the agreement are $15.8 million for 2004 and $20.0 million annually in 2005 and 2006.

Note 6: Fair Value of Financial Instruments

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amount of long-term debt under the Senior AXELs Credit Agreement and the Senior Revolving Credit Agreement approximates fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the Senior Subordinated Notes and Senior Subordinated Discount Notes, based on a quoted market price, was $306.3 million and $133.0 million, respectively, at November 30, 2003.

Note 7: Hedging Strategy

In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the years ended November 30, 2003 and December 1, 2002, $3.3 million and $2.0 million was amortized into interest expense, respectively. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the years ended November 30, 2003 and December 1, 2002, $5.4 million and $15.0 million, respectively, was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At November 30, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $(14.9) million and $(20.2) million, respectively, which is recorded as follows:

	November 30, 2003	December 1, 2002
	(in millions)
Accrued interest	$2.2	$2.1
Other accrued expenses	6.5	7.6
Other noncurrent liabilities	6.2	10.5

	$14.9	$20.2

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are to be recorded in interest expense. For the years ended November 30, 2003 and December 1, 2002, $5.2 million and $10.4 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At November 30, 2003 and December 1, 2002, the fair value carrying amount of this instrument was $6.8 million and $7.8 million, respectively, with $5.1 million and $5.1 million recorded in prepaid expenses and other current assets, and $1.7 million and $2.7 million recorded in noncurrent assets.

The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of this instrument is not material.

At November 30, 2003 and December 1, 2002, accumulated other comprehensive income (loss) associated with the interest rate swaps was $(5.6) million and $(10.9) million, respectively.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At November 30, 2003, the Company had forward contracts to sell a total of 2.0 million Mexican pesos with expiration dates of February 20, 2004, forward contracts to sell a total of 30.0 million Canadian dollars with expiration dates ranging from December 9, 2003 through November 20, 2004. At November 30, 2003, the fair value of the Company’s net obligation under the forward contracts was $0.8 million, which has been recognized as additional expense for the year ended November 30, 2003.

In the accompanying statements of cash flows, the cash flows from hedging activities are included in the same categories as the hedged items. Cash flows from operating activities include increases (decreases) in cash balances due to foreign exchange rate fluctuations of $0.8 million, $(0.3) million and $(0.1) million for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, respectively.

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

Additionally, Other (income) expense, net includes interest income of $1.6 million, $2.2 million and $1.9 million for the years ended November 30, 2003, December 1, 2002 and December 2, 2001, respectively.

Other (income) expense, net in the year ended November 30, 2003 also includes a $2.0 million write-off of previously deferred derivative losses recorded in accumulated other comprehensive loss and $0.5 million of deferred debt costs associated with the early extinguishment of debt in May 2003. See also Note 7.

Other (income) expense, net also includes $(0.3) million and $(0.5) million for minority interest associated with the Argentina operations in 2002 and 2001, respectively.

Note 9: Stock Option and Restricted Stock Plans

The Company’s Board of Directors has adopted the 1998 Stock Option Plan (“1998 Plan”) and reserved 5,000,000 shares of Class A Common Stock of the Company for issuance. Options under the 1998 Plan may be granted either as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code or Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. The options vest 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant.

Upon consummation of the 1997 Recapitalization of the Company, certain senior executives received fully-vested ten-year stock options to acquire 145,516 shares of the Company’s Class L Common Stock at an exercise price of $10.125 per share and 1,309,644 shares of the Company’s Class A Common Stock at an exercise price of $0.125 per share.

The Company has an obligation to repurchase certain securities of the Company held by an officer at the estimated fair market value subject to a maximum and minimum share value stated in the officer’s agreement. As of November 30, 2003, the maximum share value had been reached. Accordingly, the Company has no additional exposure to future stock based compensation expense resulting from this agreement. Should the fair value of the stock fall back below the capped amount, the Company would record income associated with revaluation, limited to the floor value in the agreement. The Company recorded (income) expense of $1.3 million, $0.8 million and $(2.7) million in fiscal 2003, 2002 and 2001, respectively, to revalue this obligation to reflect increases in the fair market value of the securities. The (income) expense associated with the right was recorded in stock based compensation. At November 30, 2003 and December 1, 2002, the Company had $6.7 million and $5.4 million, respectively, recorded for the obligation, which is reflected in “other noncurrent liabilities”. The officer’s rights to sell his shares are fully vested and may be exercised at any time.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Pro Forma Earnings Disclosure Per FAS No. 123

For purposes of this pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company recognized no compensation expense in 2003, 2002 or 2001 as all options were granted at or above the fair market value of the stock at the date of grant.

		2003	2002	2001
Net income (loss) (in thousands)	As reported	$18,269	$16,919	$(20,813)
	Pro forma	$18,098	$16,324	$(21,458)
Net earnings (loss) per share-Diluted	As reported	$0.59	$0.55	$(0.67)
	Pro forma	$0.58	$0.53	$(0.69)

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

The risk free interest rates utilized for the grants are as follows:

Option Grant Date	Risk Free Interest Rate
Fiscal 2001	4.62%-5.39%
Fiscal 2002	4.07%-5.22%
Fiscal 2003	3.72%-4.36%

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

A summary of the status and changes of shares subject to options and the related average price per share is as follows:

	Shares Subject to Options	Average Option Price Per Share
Outstanding November 26, 2000 (1,539,086 options exercisable)	3,675,586	$2.27
Granted	747,000	9.48
Exercised	(288,056)	5.15
Canceled	(241,000)	2.02

Outstanding December 2, 2001 (1,860,930 options exercisable)	3,893,530	3.46
Granted	986,700	4.38
Exercised	(425,850)	1.03
Canceled	(834,000)	2.10

Outstanding December 1, 2002 (1,543,880 options exercisable)	3,620,380	4.31
Granted	342,500	5.00
Exercised	(242,485)	0.81
Canceled	(144,800)	7.67

Outstanding November 30, 2003 (1,915,180 options exercisable)	3,575,595	$4.45

For various price ranges, weighted average characteristics of outstanding stock options at November 30, 2003 were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise prices	Shares	Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
Class A
$0.00-$1.20	870,500	4.1	$0.52	852,700	$0.52
$2.40-$3.60	234,500	8.4	2.50	—	—
$3.60-$4.80	634,000	3.9	4.18	634,000	4.18
$4.80-$6.00	1,084,000	8.7	5.02	118,480	5.10
$6.01-$7.20	42,000	6.3	6.93	25,200	6.93
$7.21-$8.40	27,500	6.6	7.88	16,500	7.88
$8.41-$9.60	496,500	7.6	8.54	203,700	8.56
$10.80-$12.00	161,500	7.2	12.00	64,600	12.00
Class L
$0.00-$10.13	25,095	4.0	$10.13	25,095	$10.13

The weighted average fair value of options granted were $0, $0 and $2.95 in 2003, 2002 and 2001, respectively.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 10: Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

	Year ended Nov. 30, 2003	Year ended Dec. 1, 2002	Year ended Dec. 2, 2001
	(in thousands)
Current:
Federal	$10,743	$2,743	$9,541
State and local	1,097	433	(661)
Foreign	7,074	6,195	8,633

	18,914	9,371	17,513
Deferred:
Federal	(1,546)	(2,014)	(3,213)
State and local	(226)	(288)	(459)
Foreign	1,054	163	(1,239)

	(718)	(2,139)	(4,911)

Total tax expense including effects of cumulative effect of change in accounting principle	18,196	7,232	12,602
Expense allocated to cumulative effect of change in accounting principle	—	—	(101)

Income tax expense before cumulative effect of change in accounting principle	$18,196	$7,232	$12,501

Income before taxes from foreign operations amounted to $11.8 million, $13.4 million, and $6.4 million for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, respectively.

The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year ended Nov. 30, 2003	Year ended Dec. 1, 2002	Year ended Dec. 2, 2001
Income tax expense (benefit) computed at statutory U.S. Federal income tax rate	$12,762	$8,453	$(2,962)
State and local income taxes, net of federal tax benefit	595	(1)	(775)
Foreign tax rate differential and effects of foreign earnings repatriation	283	1,946	1,260
Effect of nondeductible loss	—	—	(619)
Adjustment of estimated loss carryforward previously reserved	—	584	—
Change in valuation allowance on deferred tax assets	3,822	(5,258)	12,002
Effect of non deductible meals and entertainment	461	494	592
Other items, net	273	1,014	(745)

Income tax expense before permanent differences resulting from purchase accounting	18,196	7,232	8,753
Permanent differences resulting from purchase accounting, principally goodwill	—	—	3,748

Total income tax expense	$18,196	$7,232	$12,501

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company’s total deferred tax assets and liabilities and their significant components are as follows:

	2003		2002
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$5,567	$4,047	$4,271	$3,625
Allowance for doubtful accounts	6,423	3,208	9,910	—
Plant shutdown, idle facilities, and environmental costs	850	969	—	2,910
Tax credit and loss carryforward benefit	4,063	6,070	341	7,205
Accrued warranty reserve	3,434	—	3,529	—
Other accrued reserves	1,630	—	1,188	—
Book versus tax differences related to property, plant, and equipment	(354)	(25,054)	(552)	(24,639)
Book versus tax differences related to intangible assets	1,304	(6,932)	—	(10,204)
All other	2,635	1,099	3,445	60

	25,552	(16,593)	22,132	(21,043)

Valuation allowance	(5,046)	(5,520)	—	(6,744)

	$20,506	$(22,113)	$22,132	$(27,787)

The Company has a valuation allowance against certain deferred tax assets of $10.6 million at November 30, 2003, primarily reflecting uncertainties regarding utilization of loss carryforward benefits. At December 1, 2002, the Company had a valuation allowance of $6.7 million related to uncertainties regarding utilization of tax credit and loss carryforward benefits in the statutory period.

A provision has not been made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries. Upon repatriation of such earnings, withholding taxes might be imposed that are then available for use as credits against U.S. Federal income tax liability, subject to certain limitations. The amount of taxes that would be payable on repatriation of the entire amount of undistributed earnings is immaterial at November 30, 2003 and December 1, 2002.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 11: Retirement Plans

Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company’s board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $10.8 million, $10.4 million, and $6.5 million for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, respectively.

The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at five of its active plants and seven previously closed facilities. The plan provides retirement and survivorship benefits based on the employees’ credited years of service. The Company’s funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in various publicly traded stock, bond and money market mutual funds. The Company records a minimum liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets. Changes in the minimum liability in excess of pension costs recognized in earnings are charged to other comprehensive income, net of related deferred taxes. Because future compensation levels are not a factor in the plan’s benefit formula, the accumulated benefit obligation is equal to the projected benefit obligation as reported below. Summarized information for the plan follows:

	2003	2002
Change in Benefit Obligation:
Projected Benefit Obligation at Beginning of Year	$9,486	$7,986
Service Cost	422	390
Interest Cost	610	553
Plan Changes	329	75
Actuarial (Gains) / Losses	516	678
Benefits Paid	(329)	(196)

Projected Benefit Obligation at End of Year	$11,034	$9,486

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$5,396	$6,049
Actual Return on Assets	859	(606)
Employer Contribution	566	149
Benefits Paid	(329)	(196)

Fair Value of Plan Assets at End of Year	$6,492	$5,396

Funded Status of Plan:
Funded Status	$(4,542)	$(4,090)
Unrecognized Actuarial (Gain) / Loss	3,082	3,207
Unrecognized Transition (Asset) / Obligation	(437)	(525)
Unrecognized Prior Service Cost	1,015	814

Net Amount Recognized as of Fiscal Year End	$(882)	$(594)

Components of Net Periodic Pension Cost:
Service Cost	$422	$390
Interest Cost	610	553
Expected Return on Assets	(444)	(506)
Amortization of Unrecognized Net (Gain) / Loss	226	70
Amortization of Unrecognized Transition (Asset) / Obligation	(87)	(87)
Amortization of Unrecognized Prior Service Cost	128	121

Net Periodic Pension Cost / (Income)	$855	$541

Weighted-average assumptions used to determine net periodic benefit cost:
Settlement (Discount) Rate	6.5%	7.0%
Expected Long-Term Return on Plan Assets	8.5%	8.5%
Weighted Average Rate of Increase In Future Compensation Levels	N/A	N/A

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 12: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
	(In Thousands)
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$18,269	$16,919	$(20,965)
Cumulative effect of change in accounting principle	—	—	(152)

Net income (loss)	18,269	16,919	(20,813)
Liquidation preference for common L & M shares	20,458	18,598	16,862

Net income (loss) available to common shareholders	$(2,189)	$(1,679)	$(37,675)

Denominator:
Denominator for basic earnings per share—weighted average shares	31,142	30,935	31,075
Effect of dilutive securities:
Stock options	—	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	31,142	30,935	31,075

Due to the loss available to common shareholders in all three periods, the potentially dilutive securities would have been antidilutive. Accordingly, they are excluded from the calculation in dilutive earnings per share.

The Company’s capital stock consists of Class A common stock, par value $0.01 per share (“Class A Common”), Class B common stock, par value $0.01 per share (“Class B Common”), Class L common stock, par value $0.01 per share (“Class L Common”), and Class M common stock, par value $0.01 per share (“Class M Common” and collectively with the Class A Common, Class B Common and Class L Common, “Common Stock”). The Class L Common and the Class M Common are senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. Class A Common and Class L Common are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. As of November 30, 2003 and December 1, 2002, the aggregate liquidation preference of Class L and Class M Common, including the preferred yield of 10% compounded annually, amounted to $225.3 million and $204.9 million, respectively. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 13: Summary of Interim Financial Information (Unaudited)

Quarterly financial data for the years ended November 30, 2003 and December 1, 2002, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share data)
2003:
Net sales	$288,311	$269,776	$324,941	$306,832
Gross profit	122,956	107,826	135,974	127,997
Net income (loss)	9,093	(1,018)	8,697	1,497
Earnings per share—Basic	0.29	(0.03)	0.28	0.05
Earnings per share—Diluted	0.29	(0.03)	0.28	0.05

2002:
Net sales	$291,773	$299,755	$313,607	$284,033
Gross profit	126,763	129,493	131,251	121,998
Net income (loss)	8,446	(8,392)	8,354	8,511
Earnings per share—Basic	0.27	(0.27)	0.27	0.28
Earnings per share—Diluted	0.27	(0.27)	0.27	0.28

Note 14: Business Acquisitions

On April 6, 2001, the Company acquired the outstanding capital stock of Sapsa Bedding, S.A., of Paris, France for $31.5 million, including costs associated with the acquisition. Sapsa, with primary locations in Paris, France and Milan, Italy, manufactures and sells latex bedding and bedding products to retailers and wholesalers in Europe. Sapsa also sells latex mattress cores and pillows to other manufacturers which sell the finished products under their own trademark. As part of the purchase price, the Company was holding EUR 4.3 million (approximately $4.3 million) as additional escrow funds which was disbursed in November 2002. The Company recorded the acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair market values. As a result of the purchase price allocation, the Company recorded $18.1 million of goodwill and $2.3 million of other amortizable intangibles.

Cash price	$31.5
Liabilities assumed	44.8

Purchase price	76.3
Fair value of assets acquired	55.9

Goodwill and other intangible assets	$20.4

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company’s products. It is not the Company’s strategy to own or control retail operations. Based on management’s assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value. See note 17 regarding other plant/business closure and restructuring charges.

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

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. The Company is working with the New Jersey Department of Environmental Protection to develop and implement a remediation plan for the sediment in Oakeys Brook adjoining the site.

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

The state of California adopted new flame retardant regulations related to manufactured mattresses and box springs which will be effective January 1, 2005. The Company expects to be in full compliance with those regulations by the effective date. The Company does not expect the impact of those regulations to be significant to the Company’s results of operations or financial position.

In 2000, Montgomery Ward, a customer of Sealy, declared bankruptcy and filed for protection under Chapter 7 of the U.S. Bankruptcy Code. In 2003, the bankruptcy trustee filed a claim of $3.7 million associated with certain alleged preferential payments by Montgomery Ward to Sealy. Currently, the case is in the discovery phase and the Company believes it has significant defenses against such claims. While the Company cannot predict the ultimate outcome, the Company believes it has adequate accruals recorded with respect to this claim and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 16: Segment Information

The Company operates predominately in one reportable industry segment, the manufacture and marketing of conventional bedding. During 2003, 2002 and 2001 no one customer represented 10% or more of total net sales. Sales outside the United States were $239.1 million, $216.8 million and $187.7 million for 2003, 2002 and 2001, respectively. Additionally, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $ 49.7 million and $43.7 million as of November 30, 2003 and December 1, 2002, respectively.

Note 17: Plant/Business Closings and Restructuring Charges

Due to continued weak performance and the fact that it is not the Company’s strategy to own or control retail operations, the Company committed to a plan in the fourth quarter of 2003 to dispose of its wholly-owned retail subsidiary by sale or liquidation in early 2004. Accordingly, the Company recognized an impairment charge of $1.8 million during the fourth quarter, which included the write-off of $1.6 million of goodwill on the books of the subsidiary plus impairment charges for leasehold improvements likely to be abandoned. Following the disposal of this subsidiary, the Company will no longer have a direct interest in any domestic mattress retailer.

During 2002, the Company shutdown its Lake Wales and Taylor facilities. The Company recorded a $2.5 million charge associated with the Lake Wales shutdown to writedown the land, building and equipment to its estimated fair market value and is actively pursuing the sale of this facility. The Company also recorded a $0.3 million charge primarily for severance associated with the shutdown of the Taylor plant, a leased facility.

See note 14 regarding a $5.8 million charge in 2002 due to the closure of a retail subsidiary.

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

During 2001, Rozen’s operations were negatively impacted by deteriorating economic conditions in Argentina resulting in a loss from operations. As a result of these economic conditions, the Argentine government allowed the peso, previously pegged 1 to 1 to the U.S. dollar, to freely float at a market exchange rate subsequent to December 2, 2001. In addition, the Argentine government imposed a restriction that severely limited cash withdrawals from the country. As a result of the operating loss incurred by Rozen, the deteriorating economic conditions and the uncertainty surrounding the peso devaluation, the Company reviewed the carrying value of its investment in Rozen S.R.L. As a consequence, the Company recorded a non-cash impairment charge of $4.4 million in 2001 to write off all remaining unamortized goodwill. Management believes the value of the remaining assets are recoverable. On November 30, 2003, the peso was trading at approximately 3.0 pesos to the dollar.

Note 18: Related Party Transactions

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s largest stockholder, Bain Capital LLC, in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. In 1999, MHI acquired a minority interest in Malachi Mattress America, Inc. (“Malachi”), a domestic mattress retailer, and indirectly through a Bain controlled holding company acquired a minority interest in Mattress Holdings Corporation (MHC). MHC owns an interest in Mattress Discounters Corporation, a domestic mattress retailer. In addition, MHC sold all of its equity interest in an international retailer on April 15, 2003. This international retailer had been an affiliate of the Company since MHC’s acquisition in 2000.

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

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

In October 2002, MHI acquired substantially all of the remaining interest in Malachi. Concurrent with the acquisition, MHI sold 100% of its interest in Malachi to an independent third party, canceled $21.7 million in trade receivables, all of which were fully reserved, received a $17.5 million long-term note with an estimated current fair value of $10.3 million, due and payable in 2009, and Malachi’s name was changed to Mattress Firm, Inc (MFI). MHI also loaned Mattress Firm, Inc. $3.3 million secured by all of its assets. During 2003, MFI made a $0.2 million principal payment on this note reducing the total outstanding amount to $3.1 million. Both the note and the loan are recorded in Long-term notes receivable in the balance sheet. The Company’s net trade receivable balance from MFI at November 30, 2003 and December 1, 2002 was $7.3 million and $7.4 million, respectively. The Company believes that the operating performance of Mattress Firm, Inc. has improved in 2003 compared to 2002. In addition, the current owners, at the time of the transaction, made additional cash infusions in the business which improved its overall capital structure. The Company has been receiving timely payments on its outstanding receivables assumed by MFI. Based on this, the Company believes that it has adequate reserves against its current exposure. The Company will, however, continue to monitor this business to determine whether reserve levels are appropriate. Concurrent with the transactions, the Company entered into a new long-term, non-exclusive supply agreement with Mattress Firm, Inc. through November 1, 2008 which replaced an exclusive supply agreement. The Company does not expect that any sales reduction as a result of the amended supply agreement will have a material adverse effect on the Company. As a result of the transactions previously described, MFI is no longer an affiliate of Bain Capital, LLC or Sealy and sales since the date of the transactions are shown in the statement of operations as sales to non-affiliates.

As previously mentioned, MHC sold its interest in an international bedding retailer on April 15, 2003. Consequently, this retailer is no longer an affiliate of Sealy. Sales to this retailer after April 15, 2003 have been included in sales to non-affiliates in the statement of operations.

The following table provides affiliate sales for the years ended November 30, 2003, December 1, 2002 and December 2, 2001:

	Year ended November 30, 2003	Year Ended December 1, 2002	Year Ended December 2, 2001
	($’s in million)
Mattress Discounters Corporation	$28.0	$71.6	$82.1
Malachi Mattress America, Inc.*	$—	$58.7	$67.9
International retailer	$4.0	$13.2	$11.0

*	Malachi Mattress America, Inc. was not an affiliate for any part of 2003

Various operating factors combined with weak economic conditions during 2001, resulted in a review by Company management of the equity values related to its investments in Malachi Mattress America, Inc. and Mattress Discounters Corporation. The Company determined that the decline in the value of such investments was other than temporary and, as a consequence, recognized a non-cash impairment charge of $26.3 million to write-down the investments to their estimated fair values as of the end of the third quarter of 2001. In addition, the Company recorded specific bad debt charges of $22.6 million in 2002 for Malachi and Mattress Discounters.

SEALY CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company believes that the terms on which mattresses were supplied to these affiliates were not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party.

Amounts paid to Bain Capital, LLC pursuant to a management services agreement totaled $2.0 million annually in fiscal years 2003, 2002 and 2001.

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

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of November 30, 2003 and December 1, 2002, consolidating condensed statements of operations and cash flows for each of the years in the three-year period ended November 30, 2003.

2.	Sealy Corporation (the “Parent” and a “Guarantor”), Sealy Mattress Company (the “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

November 30, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31	$90,985	$10,084	$—	$101,100
Accounts receivable—Non-affiliates, net	15	(38)	103,358	57,649	—	160,984
Accounts receivable—Affiliates, net			1,758		—	1,758
Inventories	—	1,774	33,258	14,381	—	49,413
Prepaid expenses, deferred income taxes and other current assets	(63)	6,548	31,756	5,163	—	43,404

	(48)	8,315	261,115	87,277	—	356,659
Property, plant and equipment, at cost	—	6,485	231,966	61,267	—	299,718
Less accumulated depreciation	—	3,339	111,777	13,777	—	128,893

	—	3,146	120,189	47,490	—	170,825
Other assets:
Goodwill	—	14,816	314,698	52,377	—	381,891
Other intangibles, net	—	—	4,415	949	—	5,364
Net investment in and advances to (from) subsidiaries	(18,896)	613,359	(349,653)	(91,683)	(153,127)	—
Long-term notes receivable	—	—	—	13,323	—	13,323
Debt issuance costs, net, and other assets	96	17,946	10,535	2,427	—	31,004

	(18,800)	646,121	(20,005)	(22,607)	(153,127)	431,582

Total assets	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Current portion—long-term obligations	$—	$41,918	$—	$5,705	$—	$47,623
Accounts payable	—	204	51,851	33,423	—	85,478
Accrued customer incentives and advertising	—	1,369	29,045	5,132	—	35,546
Accrued compensation	—	102	21,675	5,806	—	27,583
Accrued interest	847	1,028	21,109	581	—	23,565
Other accrued expenses	10	7,842	31,385	5,602	—	44,839

	857	52,463	155,065	56,249	—	264,634
Long-term obligations	49,989	648,056	44	1,541	—	699,630
Other noncurrent liabilities	6,998	6,202	29,095	6,556	—	48,851
Deferred income taxes	(530)	(1,202)	19,590	4,255	—	22,113
Stockholders’ equity (deficit)	(76,162)	(47,937)	157,505	43,559	(153,127)	(76,162)

Total liabilities and stockholders’ equity (deficit)	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$28	$21,881	$5,534	$—	$27,443
Accounts receivable—Non-affiliates, net	11	16	115,141	49,574	—	164,742
Accounts receivable—Affiliates, net			420	3,333	—	3,753
Inventories	—	1,501	36,377	15,509	—	53,387
Prepaid expenses, deferred income taxes and other current assets	(97)	5,557	29,490	7,748	—	42,698

	(86)	7,102	203,309	81,698	—	292,023

Property, plant and equipment, at cost	—	5,398	223,526	51,702	—	280,626
Less accumulated depreciation	—	2,517	95,568	8,616	—	106,701

	—	2,881	127,958	43,086	—	173,925
Other assets:
Goodwill	—	14,816	314,698	45,432	—	374,946
Other intangibles, net	—	—	3,689	1,389	—	5,078
Net investment in and advances to (from) subsidiaries	(65,254)	590,852	(359,727)	(110,986)	(54,885)	—
Long-term notes receivable	—	—	—	12,022	—	12,022
Investment in and advances to affiliate	—	—	—	12,950	—	12,950
Debt issuance costs, net, and other assets	106	22,318	8,954	2,626	—	34,004

	(65,148)	627,986	(32,386)	(36,567)	(54,885)	439,000

Total assets	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

Current liabilities:
Current portion—long-term obligations	$—	$29,437	$—	$3,901	$—	$33,338
Accounts payable	—	229	38,481	30,380	—	69,090
Accrued customer incentives and advertising	—	1,059	35,468	5,003	—	41,530
Accrued compensation	—	144	19,589	4,749	—	24,482
Accrued interest	—	1,764	12,246	253	—	14,263
Other accrued expenses	51	10,224	25,238	7,984	—	43,497

	51	42,857	131,022	52,270	—	226,200
Long-term obligations	45,246	672,340	63	2,247	—	719,896
Other noncurrent liabilities	5,687	10,442	25,593	5,083	—	46,805
Deferred income taxes	(478)	679	19,582	8,004	—	27,787
Stockholders’ equity (deficit)	(115,740)	(88,349)	122,621	20,613	(54,885)	(115,740)

Total liabilities and stockholders’ equity (deficit)	$(65,234)	$637,969	$298,881	$88,217	$(54,885)	$904,948

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended November 30, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$51,765	$893,820	$228,233	$(15,931)	$1,157,887
Net sales—Affiliates	—	—	27,928	4,045	—	31,973

Total net sales	—	51,765	921,748	232,278	(15,931)	1,189,860
Costs and expenses:
Cost of goods sold—Non-affiliates	—	34,826	513,658	143,861	(15,931)	676,414
Cost of goods sold—Affiliates	—	—	16,031	2,662	—	18,693

Total cost of goods sold	—	34,826	529,689	146,523	(15,931)	695,107
Selling, general and administrative	(101)	15,334	314,469	67,387	—	397,089
Stock based compensation	1,311	—	—	—	—	1,311
Plant/Business closing and restructuring charges	—	—	—	1,825	—	1,825
Amortization of intangibles	—	—	289	814	—	1,103
Royalty (income) expense, net	—	—	(13,462)	990	—	(12,472)

Income (loss) from operations	(1,210)	1,605	90,763	14,739	—	105,897
Interest expense	5,800	61,230	462	1,033	—	68,525
Other (income) expense, net	—	2,550	(936)	(707)	—	907
Loss (income) from equity investees	(19,393)	(22,801)	—	—	42,194	—
Loss (income) from non-guarantor equity investees	—	(95)	(5,199)	—	5,294	—
Capital charge and intercompany interest allocation	(4,766)	(55,183)	56,103	3,846	—	—

Income (loss) before income taxes	17,149	15,904	40,333	10,567	(47,488)	36,465
Income tax expense (benefit)	(1,120)	(3,489)	17,532	5,273	—	18,196

Net income (loss)	$18,269	$19,393	$22,801	$5,294	$(47,488)	$18,269

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$43,958	$816,284	$196,570	$(11,173)	$1,045,639
Net sales—Affiliates	—	—	130,304	13,225	—	143,529

Total net sales	—	43,958	946,588	209,795	(11,173)	1,189,168
Costs and expenses:
Cost of goods sold—Non-affiliates	—	29,787	460,322	122,943	(11,173)	601,879
Cost of goods sold—Affiliates	—	—	68,875	8,909	—	77,784

Total cost of goods sold	—	29,787	529,197	131,852	(11,173)	679,663
Selling, general and administrative	180	10,596	334,771	64,918	—	410,465
Stock based compensation	771	—	—	—	—	771
Plant/Business closure and restructuring charges	—	—	2,779	5,802	—	8,581
Amortization of intangibles	—	—	289	774	—	1,063
Royalty income, net	—	—	(12,008)	853	—	(11,155)

Income (loss) from operations	(951)	3,575	91,560	5,596	—	99,780
Interest expense	5,455	64,915	695	1,506	—	72,571
Other (income) expense, net	(5)	—	(1,480)	4,543	—	3,058
Loss (income) from equity investees	(15,659)	(17,646)	—	—	33,305	—
Loss (income) from non-guarantor equity investees	—	256	2,139	—	(2,395)	—
Capital charge and intercompany interest allocation	(8,199)	(58,869)	64,102	2,966	—	—

Income (loss) before income taxes	17,457	14,919	26,104	(3,419)	(30,910)	24,151
Income tax expense (benefit)	538	(740)	8,458	(1,024)	—	7,232

Net income (loss)	$16,919	$15,659	$17,646	$(2,395)	$(30,910)	$16,919

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended December 2, 2001

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$46,427	$797,276	$164,930	$(15,601)	$993,032
Net sales—Affiliates	—	—	149,972	11,049	—	161,021

Total net sales	—	46,427	947,248	175,979	(15,601)	1,154,053
Costs and expenses:
Cost of goods sold—Non-affiliates	—	30,649	460,968	105,725	(15,601)	581,741
Cost of goods sold—Affiliates	—	—	79,290	7,555	—	86,845

Total cost of goods sold	—	30,649	540,258	113,280	(15,601)	668,586
Selling, general and administrative	120	13,266	327,742	45,731	—	386,859
Stock based compensation	(2,733)	—	—	—	—	(2,733)
Plant/Business closing and restructuring charges	—	—	1,183	—	—	1,183
Amortization of intangibles	—	382	11,012	2,080	—	13,474
Asset impairment charge	—	—	—	4,422	—	4,422
Royalty income, net	—	—	(11,667)	—	—	(11,667)

Income from operations	2,613	2,130	78,720	10,466	—	93,929
Interest expense	4,853	70,469	688	2,037	—	78,047
Other (income) expense, net	(40)	695	(6,263)	29,954	—	24,346
Loss (income) from equity investees	26,503	19,135	—	—	(45,638)	—
Loss (income) from non-guarantor equity investees	—	6,326	21,292	—	(27,618)	—
Capital charge and intercompany interest allocation	(13,189)	(66,432)	78,512	1,109	—	—

Income (loss) before income taxes, cumulative effect of change in accounting principle	(15,514)	(28,063)	(15,509)	(22,634)	73,256	(8,464)
Income tax expense (benefit)	5,299	(1,408)	3,626	4,984	—	12,501

Income (loss) before cumulative effect of change in accounting principle	(20,813)	(26,655)	(19,135)	(27,618)	73,256	(20,965)
Cumulative effect of change in accounting principle	—	(152)	—	—	—	(152)

Net income (loss)	$(20,813)	$(26,503)	$(19,135)	$(27,618)	$73,256	$(20,813)

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Year Ended November 30, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non— Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,638)	$81,950	$8,601	$—	$87,913

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(416)	(11,629)	(1,398)	—	(13,443)
Cash received on affiliate note and investment	—	—	—	13,611	—	13,611
Net activity in investment in and advances to (from) subsidiaries and affiliates	(103)	18,919	(1,438)	(17,378)	—	—
Proceeds from the sale of property, plant and equipment	—	—	257	—	—	257

Net cash provided by (used in) investing activities	(103)	18,503	(12,810)	(5,165)	—	425
Cash flows from financing activities:
Issuance of public notes	—	51,500	—	—	—	51,500
(Repayment of) borrowings on long-term obligations	—	(63,315)	(36)	1,114	—	(62,237)
Equity issuances	103	—	—	—	—	103
Debt issuance costs	—	(4,047)	—	—	—	(4,047)

Net cash (used in) provided by financing activities	103	(15,862)	(36)	1,114	—	(14,681)

Change in cash and cash equivalents	—	3	69,104	4,550	—	73,657
Cash and cash equivalents:
Beginning of period	—	28	21,881	5,534	—	27,443

End of period	$—	$31	$90,985	$10,084	$—	$101,100

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Year Ended December 1, 2002

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non— Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$725	$84,135	$15,107	$—	$99,967

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(225)	(14,186)	(2,437)	—	(16,848)
Purchase of business, net of cash acquired	—	—	—	(6,829)	—	(6,829)
Note receivable from prior affiliate	—	—	—	(3,272)	—	(3,272)
Cash paid on affiliate note	—	—	—	(12,500)	—	(12,500)
Net activity in investment in and advances to (from) subsidiaries and affiliates	369	29,335	(54,429)	24,725	—	—

Net cash provided by (used in) investing activities	369	29,110	(68,615)	(313)	—	(39,449)
Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(801)	—	—	—	—	(801)
Repayment of long-term obligations	—	(27,637)	(81)	(14,773)	—	(42,491)
Equity issuances	432	—	—	—	—	432
Debt issuance costs	—	(1,600)	—	—	—	(1,600)
Purchase of interest rate cap	—	(625)	—	—	—	(625)

Net cash used in financing activities	(369)	(29,862)	(81)	(14,773)	—	(45,085)

Change in cash and cash equivalents	—	(27)	15,439	21	—	15,433
Cash and cash equivalents:
Beginning of period	—	55	6,442	5,513	—	12,010

End of period	$—	$28	$21,881	$5,534	$—	$27,443

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Year Ended December 2, 2001

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$3,665	$(13,787)	$21,401	$—	$11,279

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(380)	(17,557)	(2,186)	—	(20,123)
Proceeds from sale of property, plant and equipment	—	—	65	—	—	65
Purchase of business, net of cash acquired	—	—	—	(26,643)	—	(26,643)
Investments in and advances to affiliates	—	—	(15,950)	(201)	—	(16,151)
Net activity in investment in and advances to (from) subsidiaries and affiliates	11,710	(67,401)	60,934	(5,243)	—	—

Net cash provided by (used in) investing activities	11,710	(67,781)	27,492	(34,273)	—	(62,852)
Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(12,178)	—	—	—	—	(12,178)
Issuance of public notes	—	127,500	—	—	—	127,500
Repayment of long-term obligations	—	(57,987)	(13,935)	721	—	(71,201)
Net borrowings from revolving credit facilities	—	—	—	6,803	—	6,803
Equity issuances	468	—	—	—	—	468
Debt issuance costs	—	(5,696)	—	(227)	—	(5,923)

Net cash used in financing activities	(11,710)	63,817	(13,935)	7,297	—	45,469

Change in cash and cash equivalents	—	(299)	(230)	(5,575)	—	(6,104)
Cash and cash equivalents:
Beginning of period	—	354	6,672	11,088	—	18,114

End of period	$—	$55	$6,442	$5,513	$—	$12,010

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant Directors

The following sets forth the name, age, principal occupation and employment and business experience during the last five years of each of the Company’s directors:

Steven Barnes. Mr. Barnes, age 43, is a Managing Director at Bain Capital, LLC (“Bain”) and has been affiliated with Bain since 1988. Since 1988, he has been involved with various leveraged acquisitions and has served in various leadership positions with Bain companies, including CEO of Dade Behring, President of Executone Business Solutions and President of The Holson Burnes Group. Mr. Barnes presently serves on several boards including Unisource, SigmaKalon and the Board of Overseers of Children’s Hospital in Boston. Prior to 1988, Mr. Barnes was with PricewaterhouseCoopers, where he worked in the Mergers and Acquisitions Support Group. He has been a director of the Company since March 2001.

John R. Baron. Mr. Baron, age 46, is a Partner of Crystal Ridge Partners, a private equity firm focused on providing growth capital. From 1993 through 2003 he was affiliated with JP Morgan Partners, most recently as a General Partner. Mr. Baron focuses on management buyouts in the consumer products and industrial/manufacturing sectors. Mr. Baron serves on the Board of Directors of Big Rock Sports, LLC. He has been a director of the Company since April 2002.

Josh Bekenstein. Mr. Bekenstein, age 45, is a Managing Director of Bain. Mr. Bekenstein helped start Bain in 1984 and has been involved in numerous venture capital and leveraged acquisitions since 1984. Mr. Bekenstein presently serves on the Board of Directors of a number of public and private companies, including Waters Corporation and Bright Horizons Childrens Centers, Inc. Prior to Bain, Mr. Bekenstein was a consultant at Bain & Company, where he worked on strategy consulting projects for a number of Fortune 500 clients. He has been a director of the Company since December 1997.

Paul Edgerley. Mr. Edgerley, age 48, has been a Managing Director of Bain since 1993. From 1990 to 1993 he was a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Capital Partners. He serves on the Board of Directors of Anthony Crane Rental, LP, Steel Dynamics, Inc., Unisource Worldwide, Inc., and Walco International, Inc. He has been a director of the Company since December 1997.

Andrew S. Janower. Mr. Janower, age 35, is a Managing Director of Charlesbank Capital Partners LLC, and has been affiliated with it since its formation in July, 1998. Previously, he had been employed as an Associate by Harvard Private Capital Group, Inc. Prior to joining Harvard Private Capital Group, Inc., Mr. Janower was a Consultant at Bain & Company and a research associate at Harvard Business School. He has been a director of the Company since December 1998.

James W. Johnston. Mr. Johnston, age 57, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. Mr. Johnston was Vice Chairman of RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman of R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman of R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank’s New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. He has been a director of the Company since March 1993.

Ronald L. Jones. Mr. Jones, age 61, has been the Company’s Chairman since March 1998. From March 1996 until April 2002, he served as Chief Executive Officer and was President from March 1996 until January 2001. From October 1988 until joining the Company, Mr. Jones served as President of Masco Home Furnishings. From 1983 to 1988, Mr. Jones was with HON Industries, most recently serving as president. He has been a director of the Company since March 1996.

Executive Officers

The following sets forth the name, age, title and certain other information with respect to the executive officers of the Company:

David J. McIlquham. Mr. McIlquham, age 49, has been Chief Executive Officer of the Company since April 2002 and has been President of the Company since January 2001. He had been Chief Operating Officer from January 2001 to April 2002. Prior to that, he had been Corporate Vice President Sales and Marketing since April 1998 and was Corporate Vice President Marketing since joining the Company in 1990 until 1998. He has been a director since April 2002.

James B. Hirshorn. Mr. Hirshorn, age 37, has been Executive Vice President, Chief Financial Officer since November 2002. From 1999 until joining the Company, Mr. Hirshorn was a Vice President with Bain Capital Inc., an investment and leveraged buyout firm. From 1993 until 1999, he was with Bain & Company Inc., consulting firm.

Lawrence J. Rogers. Mr. Rogers, age 55, has been the President of the International Bedding Group since January 2001. Prior to that, Mr. Rogers was Corporate Vice President and General Manager International since February 1994. Since joining the Company in 1979, Mr. Rogers has served in numerous other capacities within the Company’s operations, including President of Sealy of Canada (a wholly owned subsidiary).

Bruce Barman. Mr. Barman, age 58, has been Senior Vice President, Research & Development since joining the Company in 1995.

Alfred R. Boulden. Mr. Boulden, age 57, has been Senior Vice President, Sales since August 2001. Since joining the Company in1991, Mr. Boulden has served in numerous sales positions.

Jeffrey C. Claypool. Mr. Claypool, age 56, has been Senior Vice President, Human Resources since joining the Company in September 1991.

Charles L. Dawson. Mr. Dawson, age 48, has been Senior Vice President, National Accounts since August 2001. Since joining the Company in 1986, Mr. Dawson has served in numerous sales positions.

Mark Hobson. Mr. Hobson, age 44, has been Senior Vice President, Marketing since August 2001. Since joining the Company in 1984, Mr. Hobson has served in numerous sales positions

G. Michael Hofmann. Mr. Hofmann, age 45, has been Senior Vice President, Operations since October 2002. From 1982 until joining the Company, Mr. Hofmann was with Hill-Rom Company, a medical equipment manufacturing firm, serving as its Vice President of Engineering from 2001 through 2002, and its Vice President and General Manager, European Capital Business Unit from 1995 through 2000.

Kenneth L. Walker. Mr. Walker, age 55, has been Senior Vice President, General Counsel and Secretary since joining the Company in May 1997.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 30, 2003, December 1, 2002 and December 2, 2001, of those persons who served as (i) the chief executive officer during fiscal 2003, 2002 and 2001, and (ii) the other four most highly compensated executive officers of the Company for fiscal 2003 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation (a)		Restricted Stock Award($)	Securities Underlying Options		All Other Compensation(b)
Ronald L. Jones Chairman	2003 2002 2001	$ $ $	644,712 678,462 686,129	$ $	— — —	$ $ $	24,414 1,138,952 5,551,034	— — —	— — —		$ $ $	23,885 23,209 15,045

David J. McIlquham Chief Executive Officer and President	2003 2002 2001	$ $ $	518,750 406,920 313,678	$ $	186,775 229,632 —		— — —	— — —	— 400,000 100,000	(c) (c)	$ $ $	23,389 22,387 13,492

Lawrence J. Rogers President International Bedding Group	2003 2002 2001	$ $ $	284,217 274,725 254,665	$ $	40,587 96,840 —		— — —	— — —	— 27,000 25,000	(c) (c)	$ $ $	21,752 21,024 12,211

James B. Hirshorn Executive VP & CFO	2003 2002 2001	$ $ $	325,000 18,466 —	$ $	78,000 130,000 —		$68,137 — —	— — —	250,000 — —	(c)	$	— 13,145 —

Charles L. Dawson Sr. VP National Accounts	2003 2002 2001	$ $ $	224,583 220,000 202,524	$ $	102,187 46,547 20,000		— — —	— — —	— 50,000 60,000	(c) (c)	$ $ $	17,189 15,554 9,599

(a)	Represents amounts paid on behalf of each of the Named Executive Officers for the following four respective categories of other annual compensation: (i) compensation recorded associated with the exercise of stock options, (ii) compensation associated with the pay out of previously deferred compensation, (iii) relocation expenses incurred and (iv) car and financial planning allowances paid on behalf of the Named executives. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Jones: (2003-$0, $0, $0, $24,414; 2002-$0, $1,114,538, $0, $24,414; 2001-$5,526,620, $0, $0, $24,414); Mr. Hirshorn: (2003—$0, $0, $68,137 $0).
(b)	Represents amounts paid on behalf of each of the Named Executive Officers for the following three respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, and (iii) Company contributions to the Company’s defined contribution plans. Amounts for each of the Named Executive Officers for each of the three respective preceding categories is as follows: Mr. Jones: (2003-$2,147, $1,088, $20,650; 2002-$2,171, $1,088, $19,950; 2001-$2,753, $1,292, $11,000); Mr. McIlquham: (2003-$1,651 $1,088 $20,650; 2002-$1,355, $1,082, $19,950; 2001-$1,300, $1,192, $11,000); Mr. Rogers (2003-$947, $901, $19,895; 2002-$914, $879, $19,231; 2001-$1,055, $968, $10,188); Mr. Hirshorn: (2003-$903, $867, $11,375; 2002- $0, $0, $0); Mr. Dawson (2003-$749, $719, $15,721; 2002-$733, $704, $14,117; 2001-$733, $765, $8,101)
(c)	The Company has issued to the named Executive Officers, ten-year non-qualified stock options to acquire shares of the Company’s Class A Common Stock at or above the then current fair market value as follows: January 28, 2001 100,000 options to Mr. McIlquham at $12.00; June 4, 2001 25,000 options to Mr. Rogers at $12.00; July 19, 2001 60,000 options to Mr. Dawson at $8.48; April 11, 2002 200,000 options at $5.00 and 200,000 options at $2.50 to Mr. McIlquham; July 9, 2002 5,000 options to Mr. Dawson and 27,000 options to Mr. Rogers each at $5.00; October 15, 2002 45,000 options to Mr. Dawson at $4.50; and January 16, 2003 250,000 options to Mr. Hirshorn at $5.00.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(a)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Ronald L. Jones Chairman	—	—	$—	—	$—	$—

David J. McIlquham Chief Executive Officer and President	—	—	$—	—	$—	$—

Lawrence J. Rogers President International Bedding Group	—	—	$—	—	$—	$—

James B. Hirshorn Executive Vice President & Chief Financial Officer	250,000	73%	$5.00	1/16/2013	$785,000	$1,992,500

Charles L. Dawson Sr. Vice President National Accounts	—	—	—	—	—	—

(a)	Potential Realizable Value is based on certain assumed rates of appreciation from the option exercise price since the Company’s Board of Directors determined that the stock’s then current value was equal to or less than such option exercise price. These values are not intended to be a forecast of the Company’s stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Securities and Exchange Commission, Potential realizable Value is based upon the exercise price of the options.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized	Number Of Securities Underlying Unexercised Options At FY-End (#) Exercisable/unexercisable (a)	Value Of Unexercised In- the-money Options At FY-End ($) Exercisable/ unexercisable (b) (c)
Ronald L. Jones Chairman	—	$—	234,000/0	$601,380/0

David J. McIlquham Chief Executive Officer and President	40,000	—	180,000/460,000	$580,600/1,200,000

Lawrence J. Rogers President International Bedding Group	—	—	203,765/36,600	$1,416,942/37,800

James B. Hirshorn Executive Vice President & Chief Financial Officer	—	—	0/250,000	$0/437,500

Charles L. Dawson Senior Vice President National Accounts	19,000	—	53,000/58,000	$55,250/38,500

(a)	Includes options exercisable within 60 days after December 1, 2003.
(b)	Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price.
(c)	Represents the total gain which would be realized if all in-the-money options beneficially held at December 1, 2003 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of December 1, 2003.

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

Executive Employment Agreements. Ronald Jones had previously entered into an employment agreement with Parent providing for his employment as Chief Executive Officer. The agreement had an initial term of three years and a perpetual two-year term thereafter. The agreement most recently provided for an annual base salary of $530,000, subject to annual increase by Parent’s Board of Directors, plus a performance bonus and granted Mr. Jones the right to require Parent to repurchase certain securities of Parent held by Mr. Jones. On April 10, 2002, Mr. Jones stepped down as Chief Executive Officer and entered into a new five year employment contract which provided him with an annual salary of $644,712 with no bonus, and amended the provisions with respect to the Parent’s requirement to repurchase certain securities. This amendment provides a maximum and minimum share price that the Company will be required to pay. At November 30, 2003, the share price was at its maximum level. On May 1, 2002, Mr. McIlquham entered into an employment agreement with Parent as Chief Executive Officer. That agreement provides for an annual base salary of $450,000, subject to annual increase by Parent’s Board of Directors plus a performance bonus between zero and one hundred twenty percent of his base salary. In addition, nine other employees of the Company, including Lawrence J. Rogers, James B. Hirshorn and Charles L. Dawson, have entered into employment agreements that provide, among other things, a perpetual one-year employment term thereafter, during which such employees will receive base salary (not less than their current salary) and a performance bonus between zero and seventy percent of their base salary (between zero and eighty percent for Mr. Hirshorn) and substantially the same benefits as they received as of the date of such agreements. For the fiscal year ending November 30, 2003, the compensation committee of the Company’s Board of Directors determined that the bonuses to be paid pursuant to those employment agreements were to be based 70% on the Company’s achievement of an Adjusted EBITDA target and 30% on the Company’s achievement in net debt reduction. Each such target represented an improvement over the Company’s prior year performance.

Deferred Compensation Agreements. On December 18, 1997, Mr. Jones entered into a deferred compensation agreement with Parent pursuant to which Mr. Jones elected to defer $1,114,538 of compensation. Pursuant to the terms of Mr. Jones’ April 10, 2002 employment agreement, that $1,114,538 was paid to Mr. Jones on July 1, 2002. In addition, on December 18, 1997, two current employees, including Lawrence J. Rogers, entered into deferred compensation agreements with Parent pursuant to which such employees elected to defer an aggregate $188,212 of compensation, in each case, until either December 18, 2007 or, in certain instances, such earlier date as provided in such deferred compensation agreements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of January 31, 2003, the outstanding capital stock of the Company consists of 14,165,609 shares of Class A common stock, par value $0.01 per share (“Class A common”), 14,039,839 shares of Class B Common stock, par value $0.01 per share (“Class B Common”), 1,543,051 shares of Class L common stock, par value $0.01 per share (“Class L Common”), and 1,612,057 shares of Class M common stock, par value $0.01 per share (“Class M Common” and collectively with the Class A Common, Class B Common and Class L Common, “Common Stock”). The shares of Class A Common and Class L Common each entitle the holder thereof to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors, and are otherwise identical, except that the shares of Class L Common are entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common are otherwise identical, except that the shares of Class M Common are entitled to a preference over Class B

Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common is identical to the Class A Common and the Class M Common is identical to the Class L Common except that the Class B Common and the Class M Common are nonvoting. The Class B Common and the Class M Common are convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company. The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

	Shares Beneficially Owned
	Class A Common		Class B Common		Class L Common		Class M Common
	Number Shares	Percentage of Class	Number Shares	Percentage of Class	Number Shares	Percentage of Class	Number Shares	Percentage of Class
Principal Stockholders:
Bain Funds(1) c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199	6,582,768	46.5%	4,366,179	31.1%	692,055	44.8%	524,051	32.5%
Harvard Private Capital Holdings, Inc c/o Harvard Management Company, Inc. 600 Atlantic Avenue Boston, MA 02210	4,352,470	30.7%	—	—	483,431	31.3%	—	—

(1)	Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. (“Fund V”), Bain Capital Fund V-B, L.P., BCIP Trust Associates, L.P. (“BCIP Trust”) and BCIP Associates (“BCIP”) (collectively, the “Bain Funds”), for the Bain Funds and Messrs. Barnes, Bekenstein, and Edgerley.

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

	Shares Beneficially Owned
	Class A Common		Class B Common		Class L Common		Class M Common
	Number Shares	Percentage of Class	Number Shares	Percentage of Class	Number Shares	Percentage of Class	Number Shares	Percentage of Class
Directors & Executive Officers:

Josh Bekenstein(1)(2) c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199	6,582,768	46.5%	—	—	692,055	44.8%	—	—

Paul Edgerley(1)(2) c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199	6,582,768	46.5%	—	—	692,055	44.8%	—	—

Steven Barnes(1)(2) c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199	6,582,768	46.5%	—	—	692,055	44.8%	—	—

Andrew S. Janower(3) c/o Charlesbank Capital Partners LLC 600 Atlantic Avenue Boston, MA 02210	4,352,470	30.7%	—	—	493,827	31.3%	—	—

Ronald L. Jones(4) c/o Sealy Corporation One Office Parkway Trinity, NC 27230	533,402	3.7%	—	—	115,670	7.5%	—	—

Charles Dawson(5) c/o Sealy Corporation One Office Parkway Trinity, NC 27230	72,000	*	—	—	—	—	—	—

James Hirshorn(5) c/o Sealy Corporation One Office Parkway Trinity, NC 27230	—	—	—	—	—	—	—	—

David J. McIlquham(5) c/o Sealy Corporation One Office Parkway Trinity, NC 27230	270,355	1.9%	—	—	5,595	*	—	—

Lawrence J. Rogers(5) c/o Sealy Corporation One Office Parkway Trinity, NC 27230	279,046	1.9%	—	—	9,294	*	—	—

Executive Officers (6) as a group (12 persons)	1,843,805	11.5%	—	—	150,547	9.8%	—	—

All directors and executive officers as a group (18 persons)	13,168,801	86.1%	—	—	1,324,894	85.9%	—	—

*	Less than one percent

(1)	Amounts shown reflect the aggregate number of shares of Class A Common and Class L Common held by Bain Capital Fund V, L.P. (“Fund V”), Bain Capital Fund V-B, L.P., BCIP Trust Associates, L.P. (“BCIP Trust”) and BCIP Associates (“BCIP”) (collectively, the “Bain Funds”), for the Bain Funds and Messrs. Bekenstein, Edgerley and Barnes.
(2)	Messrs. Bekenstein, Edgerley and Barnes are each Managing Directors of Bain Capital Investors V., Inc., the sole general partner of BCPV, and are limited partners of BCPV, the sole general partner of Fund V and Fund V-B. Accordingly, Messrs. Bekenstein, Edgerley and Barnes may be deemed to beneficially own shares owned by Fund V and Fund V-B. In addition, Messrs. Bekenstein, Edgerley and Barnes are each general partners of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3)	Mr. Janower is a Managing Director of Charlesbank Capital Partners LLC, an affiliate of Harvard Private Capital Holdings, Inc. (“Harvard”). Accordingly, Mr. Janower may be deemed to beneficially own shares owned by Harvard. Mr. Janower disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(4)	Includes 234,000 shares of Class A Common issuable upon exercise of outstanding and currently exercisable options.
(5)	Amounts shown reflect shares issuable upon exercise of outstanding and currently exercisable options.
(6)	The Executive Officers consist of Messrs. Jones, McIlquham, Rogers, Claypool, Barman, Boulden, Dawson, Hirshorn, Hobson, Hofmann and Walker. Includes 1,134,400 shares of Class A Common and 16,730 shares of Class L Common issuable upon exercise of currently exercisable options.

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

Related Party Transactions. In December 1997, the Company entered into a Management Services Agreement with Bain pursuant to which Bain has agreed to provide: (i) general management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain. In exchange for such services, Bain will receive: (i) an annual management fee of $2.0 million, plus reasonable out-of-pocket expenses (payable quarterly); and (ii) a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing. The Management Services Agreement has an initial term of five years, subject to automatic one-year extensions unless the Company or Bain provides written notice of termination. During fiscal 2003, 2002 and 2001, the Company paid $383,000, $850,000 and $1,134,000, respectively, to a company that employs Ronald L. Jones’ son for web site development services. The Company believes that the amounts paid are comparable to that which would be paid to an unaffiliated party in an arm’s length transaction.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

Sealy Corporation

Report of Independent Auditors (PricewaterhouseCoopers LLP).

Consolidated Balance Sheets at November 30, 2003 and December 1, 2002.

Consolidated Statements of Operations for the years ended November 30, 2003, December 1, 2002 and December 2, 2001.

Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2003, December 1, 2002 and December 2, 2001.

Consolidated Statements of Cash Flows for the years ended November 30, 2003, December 1, 2002 and December 2, 2001.

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

3. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

(b) Reports on Form 8-K Filed During the Last Quarter

Press release announcing third quarter 2003 results filed October 17, 2003.

(c) Report on Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of October 30, 1997, by and among the Registrant, Sandman Merger Corporation and Zell/Chilmark Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

2.2	First Amendment to the Agreement and Plan of Merger, dated as of December 18, 1997, by and among the Registrant, Sandman Merger Corporation and Zell/Chilmark Fund, L.P. (Incorporated herein by reference to the appropriate exhibit to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

3.1	Restated Certificate of Incorporation of Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).

3.2	Amended By-Laws of Sealy Corporation adopted as of October 15, 2002.

4.1	Indenture, dated as of December 18, 1997, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York, as trustee, with respect to the Series A and Series B9 7/8% Senior Subordinated Notes due 2007. (Incorporated herein by reference, Exhibit 4.1, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

4.2	Indenture, dated as of December 18, 1997, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York, as trustee, with respect to the Series A and Series B10 7/8% Senior Subordinated Discount Notes due 2007. (Incorporated herein by reference, Exhibit 4.2, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

4.3	Second Supplemental Indenture, dated as of December 5, 1997, by and between the Registrant and The Bank of New York, as trustee. (Incorporated herein by reference, Exhibit 4.3, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

4.4	Credit Agreement dated as of December 18, 1997 among Sealy Mattress Company, Sealy Corporation, the Lenders therein, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, J.P. Morgan Securities Inc., Fleet National Bank and Wachovia Bank N.A. (Incorporated herein by reference, Exhibit 10.4, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

*10.1	Sealy Profit Sharing Plan, Amended and Restated Date: December 1, 1989. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)).

*10.2	Sealy Corporation Bonus Program. (Incorporated herein by reference to the appropriate exhibit to the Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738)).

*10.3	Amendment No. 1 to Sealy Bonus Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

*10.4	Amendment No. 1 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

*10.5	Amendment No. 2 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

*10.6	Stock Option Agreement dated March 4, 1996 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

*10.7	Stockholder Agreement dated March 4, 1996 by and among Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

Exhibit Number	Exhibit Description
*10.8	Restricted Stock Agreement dated March 4, 1996 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738)).

10.9	Purchase Agreement, dated as of December 11, 1997, by and among Sealy Mattress Company, the Guarantors named therein, Goldman, Sachs & Co. (Incorporated herein by reference, Exhibit 10.2, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

10.10	Credit Agreement, dated as of December 18, 1997, among Sealy Mattress Company, the Guarantors named therein, Goldman Sachs Credit Partners L.P., as arranger and syndication agent, Morgan Guaranty Trust Company of New York, as administrative agent, Bankers Trust Company, as Documentation agent, and the other institutions named therein. (Incorporated herein by reference, Exhibit 10.4, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

10.11	AXEL Credit Agreement, dated as of December 18, 1997, among Sealy Mattress Company, the Guarantors named therein, Goldman Sachs Credit Partners L.P., as arranger and syndication agent, Morgan Guaranty Trust Company of New York, as administrative agent, Bankers Trust Company, as documentation agent and the other institutions named therein. (Incorporated herein by reference, Exhibit 10.5, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

*10.12	Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference, Exhibit 10.6, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

*10.13	Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Jeffrey C. Claypool. (Incorporated herein by reference, Exhibit 10.8, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

*10.14	Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Lawrence J. Rogers. (Incorporated herein by reference, Exhibit 10.12, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

*10.15	Amendment to Amended and Restated Employment Agreement and Termination of Stockholders Agreement dated as of December 17, 1997, between Ronald L. Jones and the Registrant. (Incorporated herein by reference, Exhibit 10.18, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

*10.16	Amendment to Employment Agreements, dated as of December 17, 1997, between the employees named therein and the Registrant. (Incorporated herein by reference, Exhibit 10.19, to the Form 8-K filed December 30, 1997 (File No. 1-8738)).

10.17	Change in Registrants Certified Accountant, dated March 23, 1998 (File No. 1-8738).

10.18	Stockholders Agreement dated as of December 18, 1997 by and among Sealy Corporation and the Stockholders named therein. (Incorporated herein by reference to Exhibit 10.27 to Sealy Mattress Company’s—Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

10.19	Registration Rights Agreement dated as of December 18, 1997 by and among Sealy Corporation and the Stockholders named therein. (Incorporated herein by reference to Exhibit 10. To Sealy Mattress Company’s Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

10.20	Management Services Agreement dated as of December 18, 1997 by and between Sealy Corporation, Sealy Mattress and Bain Capital, Inc. (Incorporated herein by reference to Exhibit 10.50 to Sealy Mattress Company’s Form S-4 Registration Statement filed May 5, 1998 (File No. 1-8738)).

10.21	First Amendment to Credit Agreement (Incorporated herein by reference, Exhibit 10.1, to the Form 8-K filed October 14, 1998 (File No. 1-8738)).

Exhibit Number	Exhibit Description
*10.23	Sealy Corporation 1998 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.48, to the Form 10-Q Quarterly Report of Sealy Corporation dated April 15, 1998 (File No. 1-8738).

*10.24	Form of Stock option grant agreement under Sealy Corporation 1998 Stock Option Plan with a table of stock options granted to Sealy Corporation’s executive officers under Sealy’s 1998 Stock Option Plan.

*10.25	Amendment to Employment Agreement dated January 20, 2000 by and between Sealy Corporation and Lawrence J. Rogers. (Incorporated herein by reference to Exhibit 10.33 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

10.26	Limited Liability Company Agreement dated June 30, 1999 by and between Sealy, Inc. and Bain Capital, Inc., forming Mattress Holdings International, LLC. (Incorporated herein by reference to Exhibit 10.34 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

*10.27	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of January 30, 2001 by and between Sealy Corporation and Ronald L. Jones. (Incorporated herein by reference to Exhibit 10.35 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

10.28	Form of Second Amendment to Credit Agreement. (Incorporated herein by reference to Exhibit 10.36 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

10.29	Form of Third Amendment to Credit Agreement. (Incorporated herein by reference to Exhibit 10.37 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

10.30	Form of Fourth Amendment to the Credit Agreement and Third Amendment to the AXEL Credit Agreement. (Incorporated herein by reference to Exhibit 10.38 to Sealy Mattress Company’s Form S-4 Registration Statement filed December 21, 2001 (File No. 1-8738)).

*10.31	Executive Agreement, dated as of April 10, 2002 by and between Sealy Corporation and Ronald L. Jones.

*10.32	Employment Agreement, dated as of May 1, 2002 by and between Sealy Corporation and David J. McIlquham.

*10.33	Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Bruce Barman (Incorporated here in by reference, Exhibit 10.7, to Form 8-K filed December 30, 1997 (File No. 1-8738))

*10.34	Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Mark Hobson

*10.35	Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Al Boulden.

*10.36	Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Kenneth L. Walker

*10.37	Employment Agreement, dated as of May 25, 2001 by and between Sealy Corporation and Charles Dawson

*10.38	Employment Agreement, dated as of October 1, 2002 by and between Sealy Corporation and G. Michael Hofmann.

Exhibit Number	Exhibit Description
*10.39	Employment Agreement, dated as of November 12, 2002 by and between Sealy Corporation and James B. Hirshorn.

*10.40	Amended and Restated Credit Agreement dated as of November 8, 2002 among Sealy Mattress Company, Sealy Corporation, The Lenders Listed Herein, Goldman Sachs Credit Partners L.P., JP Morgan Chase Bank, J.P. Morgan Securities Inc, Fleet National Bank and Wachovia Bank, N.A.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of Sealy Corporation.

31.1	Chief Executive Officer Certification of the Type Described in Rule13a-14(a) and Rule 15d-14(a)

31.2	Chief Financial Officer Certification of the Type Described in Rule13a-14(a) and Rule 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Certificate of Ownership and Merger merging Sealy Holdings, Inc. with and into Sealy Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).

99.2	Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

Schedule II

Valuation and Qualifying Accounts

Sealy Corporation and Subsidiaries

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
YEAR ENDED NOVEMBER 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$24,777	$5,047	—	$12,228	(1)	$17,596
Reserve for discounts and returns	1,566	29,465	—	25,598	(2)	5,433
Reserve for inventory obsolescence	1,594	569	—	—		2,163
Deferred tax asset valuation	6,744	3,822	—	—		10,566

	$34,681	$38,903	—	$37,826		$35,758

YEAR ENDED DECEMBER 1, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$20,481	$31,252	—	$26,956	(1)	$24,777
Reserve for discounts and returns	1,612	21,963	—	22,009	(2)	1,566
Reserve for inventory obsolescence	1,983	(389)	—	—		1,594
Deferred tax asset valuation	12,002	—	—	5,258	(3)	6,744

	$36,078	$52,826	—	$54,223		$34,681

YEAR ENDED DECEMBER 2, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$11,765	$18,578	—	$9,862	(1)	$20,481
Reserve for discounts and returns	1,695	22,720	—	22,803	(2)	1,612
Reserve for inventory obsolescence	2,313	(330)	—	—		1,983
Deferred tax asset valuation	—	12,002	—	—		12,002

	$15,773	$52,970	—	$32,665		$36,078

(1)	Uncollectible accounts written off, net of recoveries
(2)	Cash discounts taken and accommodation returns
(3)	Sale of Malachi Mattress America, adjustment of NOL carryforwards

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY CORPORATION

By:	/s/ DAVID J. MCILQUHAM
David J. McIlquham
Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES B. HIRSHORN James B. Hirshorn	Corporate Vice President and Chief Financial Officer (Principal Accounting Officer)	February 27, 2004

/s/ DAVID J. MCILQUHAM David J. McIlquham	Director	February 27, 2004

/s/ STEVEN BARNES Steven Barnes	Director	February 27, 2004

/s/ JOHN R. BARON John R. Baron	Director	February 27, 2004

/s/ JOSH BEKENSTEIN Josh Bekenstein	Director	February 27, 2004

/s/ PAUL EDGERLEY Paul Edgerley	Director	February 27, 2004

/s/ ANDREW S. JANOWER Andrew S. Janower	Director	February 27, 2004

/s/ JAMES W. JOHNSTON James W. Johnston	Director	February 27, 2004

/s/ RONALD L. JONES Ronald L. Jones	Director	February 27, 2004