Form 10-Q
period 2004-02-29
SEALY CORP
filed 2004-04-14
CIK 748015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2004

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

Registrant’s telephone number, including area code—(336) 861-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of March 15, 2004 is approximately: 31,360,600.

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	February 29, 2004	March 2, 2003
Net sales—Non-affiliates	$312,609	$277,403
Net sales—Affiliates (Note 11)	5,589	10,908

Total net sales	318,198	288,311

Cost of goods sold—Non-affiliates	180,393	159,465
Cost of goods sold—Affiliates (Note 11)	3,208	5,890

Total cost of goods sold	183,601	165,355

Gross Profit	134,597	122,956

Selling, general and administrative	101,626	92,657
Stock based compensation	—	540
Amortization of intangibles	294	260
Royalty income, net of royalty expense	(3,384)	(2,713)

Income from operations	36,061	32,212
Interest expense	16,944	17,077
Other income (Note 5)	(434)	(296)

Income before income tax expense	19,551	15,431
Income tax expense	8,290	6,338

Net income	11,261	9,093
Liquidation preference for common L & M shares	5,634	5,114

Net income available to common shareholders	$5,627	$3,979

Earnings per share—Basic:
Net income—Basic	0.36	0.29
Liquidation preference for common L & M shares	(0.18)	(0.16)

Net income available to common shareholders	$0.18	$0.13

Earnings per share—Diluted:
Net income—Diluted	0.36	0.29
Liquidation preference for common L & M shares	(0.18)	(0.16)

Net income available to common shareholders	$0.18	$0.13

Weighted average number of common shares outstanding:
Basic	31,241	31,175
Diluted	31,262	31,200

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	February 29, 2004	November 30, 2003 *
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,841	$101,100
Accounts receivable—Non-affiliates, net	181,130	160,984
Accounts receivable—Affiliates, net (Note 11)	1,967	1,758
Inventories	50,117	49,413
Prepaid expenses, deferred taxes and other current assets	41,942	43,404

	352,997	356,659

Property, plant and equipment—at cost	305,932	299,718
Less: accumulated depreciation	(134,318)	(128,893)

	171,614	170,825
Other assets:
Goodwill	382,885	381,891
Other intangibles, net	5,123	5,364
Long-term notes receivable	13,573	13,323
Debt issuance costs, net, and other assets	30,666	31,004

	432,247	431,582

	$956,858	$959,066

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Current portion of long-term obligations (Note 14)	$71,129	$47,623
Accounts payable	90,647	85,478
Accrued incentives and advertising	33,562	35,546
Accrued compensation	17,479	27,583
Accrued interest	12,234	23,565
Other accrued expenses	44,665	44,839

	269,716	264,634

Long-term obligations, net (Note 14)	676,805	699,630
Other noncurrent liabilities	49,241	48,851
Deferred income taxes	22,946	22,113

Stockholders’ (deficit) equity:
Common stock	326	324
Additional paid-in capital	146,552	146,240
Accumulated deficit	(190,236)	(201,497)
Accumulated other comprehensive loss	(4,920)	(8,165)
Common stock held in treasury, at cost	(13,572)	(13,064)

	(61,850)	(76,162)

	$956,858	$959,066

*	Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarter Ended
	February 29, 2004	March 2, 2003
Net cash used in operating activities	$(18,543)	$(15,712)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(5,343)	(2,316)

Net cash used in investing activities	(5,343)	(2,316)

Cash flows from financing activities:
Treasury stock repurchase	(508)	—
Proceeds from long-term obligations, net	854	6,912
Equity issuances	314	87
Debt issuance costs	(33)	(1,161)

Net cash provided by financing activities	627	5,838

Change in cash and cash equivalents	(23,259)	(12,190)
Cash and cash equivalents:
Beginning of period	101,100	27,443

End of period	$77,841	$15,253

Supplemental disclosures:
Selected noncash items:
Non-cash compensation	$—	$540
Depreciation and amortization	6,123	5,668
Non-cash interest expense associated with:
Junior Subordinated Notes	—	1,357
Debt issuance costs	1,422	1,396
(Premium) discount on Senior Subordinated Notes, net	(173)	483
Net interest income associated with interest rate swap and cap agreements	(342)	(290)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended November 30, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at quarter end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co., L.P. (“KKR”) whereby KKR acquired 92% of the Company’s capital stock. Certain of the Company’s current stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company’s stock. The merger is expected to be accounted for as a recapitalization. No adjustments have been made to the accompanying condensed consolidated interim financial statements to reflect the anticipated effects of the recapitalization. See also Note 14 for further details of the proposed recapitalization.

Net sales as presented herein reflect a reduction of $15.3 million and $11.6 million, respectively, for the quarters ended February 29, 2004 and March 2, 2003, for cash consideration paid to the Company’s customers for certain promotional programs and volume rebates as required by the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product”.

Certain reclassifications of previously reported financial information were made to conform to the 2004 presentation.

Note 2: Inventories

The major components of inventories were as follows:

	February 29, 2004	November 30, 2003
	(in thousands)
Raw materials	$26,614	$26,575
Work in process	14,618	14,699
Finished goods	8,885	8,139

	$50,117	$49,413

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

Note 3: Warranty Costs

The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the company’s accrued warranty obligations from November 30, 2003 to February 29, 2004 was as follows (in thousands):

Accrued warranty obligations at November 30, 2003	$9,135
Warranty claims	(3,051)
2004 warranty provisions	2,977

Accrued warranty obligations at February 29, 2004	$9,061

Note 4: Goodwill and Other Intangible Assets

The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

The changes in the carrying amount of goodwill for the three months ended February 29, 2004, are as follows (in thousands):

Balance as of November 30, 2003	$381,891
Increase due to foreign currency translation	994

Balance as of February 29, 2004	$382,885

Total other intangibles of $5.1 million (net of accumulated amortization of $14.5 million) as of February 29, 2004 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 5: Other Income

Other income includes interest income of $0.4 million and $0.3 million for the quarters ended February 29, 2004 and March 2, 2003, respectively.

Note 6: Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”, as revised December 2003 with respect to effective dates). The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for the Company’s second quarter of 2004 with transitional disclosure required with these financial statements. The Company will adopt these provisions in its second quarter, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the Company’s consolidated financial statements.

In December 2003, The FASB issued FAS 132 (Revised), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company will implement FAS 132R beginning with its second fiscal quarter of 2004. The adoption of this statement will not have an impact on the Company’s financial position or results of operations.

Note 7: Hedging Strategy

In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three months ended February 29, 2004 and March 2, 2003, $0.6 million and $1.0 million was amortized into interest expense, respectively. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three months ended February 29, 2004 and March 2, 2003, $2.1 million and $4.7 million, respectively, was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At February 29, 2004 and November 30, 2003, the fair value carrying amount of this instrument was $(14.4) million and $(14.9) million, respectively, which is recorded as follows:

	February 29, 2004	November 30, 2003
	(in thousands)
Accrued interest	$2,115	$2,207
Other accrued expenses	5,972	6,464
Other noncurrent liabilities	6,275	6,198

	$14,362	$14,869

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For the three months ended February 29, 2004 and March 2, 2003, $2.1 million and $4.6 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At February 29, 2004 and November 30, 2003, the fair value carrying amount of this instrument was $7.4 million and $6.8 million, respectively, with $4.8 million and $5.1 million recorded in prepaid expenses and other current assets, and $2.6 million and $1.7 million recorded in noncurrent assets.

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

At February 29, 2004 and November 30, 2003, accumulated other comprehensive income (loss) associated with the interest rate swaps was $(4.9) million and $(5.6) million, respectively.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At February 29, 2004, the Company had a forward contract to sell a total of 1.0 million Mexican pesos expiring on May 28, 2004, and forward contracts to sell a total of 23.0 million Canadian dollars with expiration dates ranging from March 2, 2004 through November 12, 2004. At February 29, 2004, the fair value of the Company’s net obligation under the forward contracts was $0.1 million.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

In the accompanying statements of cash flows, the cash flows from hedging activities are included in the same categories as the hedged items. Cash flows from operating activities include increases in cash balances due to foreign exchange rate fluctuations. The effect of such foreign exchange rate fluctuations for the three months ended February 29, 2004 and March 2, 2003 was not material.

Note 8: Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

	February 29, 2004	March 2, 2003
Numerator:
Net income	$11,261	$9,093
Liquidation preference for L & M shares	5,634	5,114

Net income available to common shareholders	$5,627	$3,979

Denominator:
Denominator for basic earnings per share—weighted average shares	31,241	31,175
Effect of dilutive securities:
Stock options	21	25

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	31,262	31,200

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

Note 9: Comprehensive Income

Total comprehensive income for the quarters ended February 29, 2004 and March 2, 2003 was $14.5 million and $14.2 million, respectively.

Activity in Stockholders’ equity (deficit) is as follows (dollar amounts in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2003		$324	$146,240	$(201,497)	$(13,064)	$(8,165)	$(76,162)
Comprehensive Income:
Net income for the three months ended February 29, 2004	$11,261	—	—	11,261	—	—	11,261
Exercise of stock options	—	2	312	—	—	—	314
Purchase of Treasury Stock	—	—	—	—	(508)	—	(508)
Amortization of dedesignated cash flow hedge	381	—	—	—	—	381	381
Foreign currency translation adjustment	2,864	—	—	—	—	2,864	2,864

Balance at February, 29 2004	$14,506	$326	$146,552	$(190,236)	$(13,572)	$(4,920)	$(61,850)

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

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

Note 11: Related Party Transactions

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s largest stockholder, Bain Capital LLC (Bain), in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. In 1999, MHI indirectly through a Bain controlled holding company acquired a minority interest in Mattress Holdings Corporation (MHC). MHC owns an interest in Mattress Discounters Corporation, a domestic mattress retailer. In addition, MHC sold all of its equity interest in an international retailer on April 15, 2003. This international retailer had been an affiliate of the Company since MHC’s acquisition in 2000.

In October 2002, Mattress Discounters Corporation filed a voluntary joint petition with the U.S. Bankruptcy Court for the District of Maryland for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was operating as a debtor in possession under the Bankruptcy Code. Effective March 14, 2003, Mattress Discounters emerged from bankruptcy. At the time Mattress Discounters filed for bankruptcy protection, the Company had recorded in its financial statements a $12.5 million participation in Mattress Discounters’ banking facility and $16.0 million in trade receivables. The Company had fully-reserved the trade receivables. As part of the approved bankruptcy settlement, the Company received a non-controlling minority interest in Mattress Discounters and a $12.9 million secured note, guaranteed by MHC. Other entities affiliated with Bain Capital LLC also received a minority interest in Mattress Discounters. During the bankruptcy period, Mattress Discounters exited four markets. The majority of the stores in the exited markets were acquired by other current Sealy customers. The Company and Mattress Discounters also amended the existing long-term supply agreement to remove a requirement for Sealy to be Mattress Discounters’ exclusive supplier. The Company does not believe that any sales reductions, as a result of the amended supply agreement or the markets exited, will have a material adverse effect on the Company. Since emerging from bankruptcy, Mattress Discounters has generally been paying within stated terms. Concurrent with the previously mentioned sale of the international bedding retailer by MHC, Sealy consummated the sale to MHC of the $12.9 million note and the equity interest that Sealy received in the Mattress Discounters bankruptcy, as well as MHI’s equity interest in MHC for $13.6 million. As a result of these transactions, the Company no longer has any direct interest in Mattress Discounters other than trade receivables in the normal course of business. In addition, as a result of the recapitalization discussed in Note 14, Mattress Discounters will no longer be considered an affiliate of the Company after April 6, 2004.

As previously mentioned, MHC sold its interest in an international bedding retailer on April 15, 2003. Consequently, this retailer is no longer an affiliate of Sealy and sales to this retailer after this date have been included in sales to non-affiliates in the statement of operations.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

The following table provides affiliate sales for the three months ended February 29, 2003 and March 2, 2003:

	Three months ended February 29, 2004	Three months ended March 2, 2003
	($’s in thousands)
Mattress Discounters Corporation	$5,589	$8,148
International retailer	$—	$2,760

The Company believes that the terms on which mattresses were supplied to these affiliates were not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party.

Note 12: Segment Information

The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding. During the first quarter of 2004 and 2003 no one customer represented 10% or more of total net sales. Sales outside the United States were $63.7 million and $54.5 million for the first quarter of 2004 and 2003, respectively. Additionally long-lived assets (principally property, plant and equipment and other investments) outside the United States were $50.7 million and $ 49.7 million as of February 29, 2004 and November 30, 2003, respectively.

Note 13: Stock Option and Restricted Stock Plans

As permitted by FAS 123, “Accounting for Stock-Based Compensation”, the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123” does however require interim disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method. For purposes of this pro forma disclosure, the estimated fair value of the options is amortized as an expense over the options’ vesting period. See also Note 14 with respect to acceleration of vesting and extension of exercise periods associated with subsequent recapitalization.

The Company recognized no compensation expense in the financial statements for the three months ended February 29, 2004 and March 2, 2003 as all options were granted at or above the fair market value of the stock at the date of grant.

	Three months ended
	February 29, 2004	March 2, 2003
	(In thousands, except per share data)
Net income, as reported	$11,261	$9,093
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	40	145

Pro forma net income	$11,221	$8,948

Earnings per share:
Basic—as reported	$0.36	$0.29
Basic—pro forma	0.36	0.29

Diluted—as reported	0.36	0.29
Diluted—pro forma	0.36	0.29

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

Note 14: Subsequent Events

Merger and Recapitalization

On April 6, 2004 the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co., L.P. (“KKR”) whereby KKR acquired approximately 92% of the Company’s capital stock. Certain of the Company’s current stockholders, including affiliates of Bain Capital, LLC and others (the “Rollover Stockholders”), retained approximately an 8% interest in the Company’s stock. In connection with the merger, the Company recapitalized substantially all of its outstanding debt. The following table summarizes the estimated sources and uses of cash in connection with the recapitalization as if all amounts were funded as of the date of the recapitalization, although certain amounts presented therein have yet to be funded or disbursed:

Sources:		Uses:
(in millions)

Existing cash	$113.5	Purchase outstanding equity	$740.5
Settlement of MFI Note	13.6	Repayment of existing debt and accrued interest	751.1
		Redemption of existing stock options	20.8
New senior credit facilities: Revolving credit facility	15.0	Estimated fees, expenses and other transaction costs	115.8
Term loan facility	560.0
Senior unsecured term loan	100.0
Senior subordinated notes	390.0
Equity contribution	436.1

Total sources	$1,628.2	Total uses	$1,628.2

The Company’s capital stock outstanding immediately prior to the merger, except with respect to those shares to be retained by the Rollover Stockholders, was cancelled and exchanged for aggregate cash consideration of approximately $740.5 million. The Company issued new Class A common stock to KKR and the Rollover Stockholders retained their Class A Common Stock in proportion to their respective ownership interests. All outstanding amounts under the existing Senior Credit Agreement have been repaid. On April 6, 2004, the Company closed tender offers with respect to the outstanding $300 million aggregate principal amount of the Senior Subordinated Notes and the outstanding $128 million aggregate principal amount of Senior Subordinated Discount Notes for cash in amounts equal to 103.542% and 103.875% of the principal amounts, respectively. Approximately 91% and 99% of the Senior Subordinated Notes and Senior Subordinated Discount Notes were tendered, respectively, with the remaining amount expected to be called and paid by the Company by May 6, 2004 for approximately $31.2 million including approximately $1.1 million of accrued interest and prepayment premiums of approximately $1.0 million. The Company also repaid the $50 million outstanding balance of its existing Junior Subordinated Notes.

The Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity and a $560 million senior secured term loan facility with an eight-year maturity. Annual maturities will be 1% of the original principal amount for the first seven years, with the balance of the facility to be repaid at final maturity. The Company will also be required to prepay the term loans to the extent of 50% of excess cash flow (as defined in the credit agreement). The senior credit facilities bear interest at a floating rate. While no funds were drawn on the revolving credit facility as of the merger date, the Company anticipates that up to $15.0 million may be drawn as remaining unpaid costs of the transaction are funded. The Company also borrowed $100 million under a senior unsecured term loan. This loan will be due in nine years and bears interest at a floating rate. There are required prepayment provisions in the event of a change in control or to the extent of certain excess proceeds from any asset sales. The Company also issued $390 million aggregate principal amount of new senior subordinated notes due June 15, 2014. The notes bear interest at 8.25% payable semi-annually on June 15 and December 15. While debt issuance costs have not been finalized, the Company expects to incur approximately $53.9 million of costs associated with establishing the new senior credit facilities and the senior unsecured term loan and the issuance of the new senior subordinated notes. Such costs are included in the above total amount for estimated fees, expenses and other costs and will be amortized as interest expense over the term of the respective debt. As a result of the new capital structure, the Company’s pro forma estimated annual interest cost is $70.6 million (including $5.4 million of amortization of deferred debt costs) as compared with historical

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

interest cost of $68.5 million for the most recent fiscal year ended November 30, 2003, and pro forma quarterly interest cost is estimated to be $17.4 million as compared with historical interest expense of $16.9 million for the three months ended February 29, 2004.

All stock options outstanding immediately prior to the merger, whether or not vested, to purchase the Company’s common stock, other than certain options held by members of management that those members elect to rollover (the “Rollover Options”) have been cancelled and converted into a right to receive cash consideration upon the completion of the merger. Accordingly, the Company will pay approximately $20.8 million to settle the options which were not rolled over and will result in a charge to compensation expense in the statement of operations for the second quarter of 2004. The Rollover Options, which had intrinsic value of approximately $24.6 million upon the completion of the merger, will have an expiration date which is extended beyond that of the previously existing options, resulting in a new measurement date and also requiring a non-cash charge to compensation expense in the statement of operations for the second quarter of 2004.

The Company incurred approximately $61.9 million of other cash costs primarily associated with debt breakage costs, merger advisory fees, management retention bonuses and other costs which are included in the above amount for estimated fees, expenses and other costs. The Company also incurred other non-cash charges of approximately $11.8 million primarily related to the write-off of previous debt issuance costs.

Plant Closing

On March 10, 2004 the Company announced its decision to close its manufacturing facility at Randolph, Massachusetts by May 1, 2004. Accordingly, the Company expects to incur restructuring charges of approximately $0.6 million during the second fiscal quarter of 2004, primarily associated with severance and retention costs. The Company will also incur additional period costs in the second quarter as the business is shifted to the new Albany facility.

Note 15: Guarantor/Non-Guarantor Financial Information

With respect to the Senior Subordinated and Senior Subordinated Discount Notes (the “Notes”) of Sealy Mattress Company (the “Issuer”) existing at February 29, 2004, the Parent and each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest. Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

1.	Consolidating condensed balance sheets as of February 29, 2004 and November 30, 2003, consolidating condensed statements of operations and cash flows for the three-month periods ended February 29, 2004 and March 2, 2003.

2.	Sealy Corporation (the “Parent” and a “guarantor”), Sealy Mattress Company (the “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method, presented in accordance with guarantees in effect at February 29, 2004. While similar guarantees will exist with respect to new senior credit facilities, senior unsecured term loan and senior subordinated notes (see Note 14 – Subsequent Events – Merger and Recapitalization), the accompanying guarantor/non-guarantor presentation does not reflect any changes which will result from the new guarantee structure.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

February 29, 2004

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31	$65,819	$11,991	$—	$77,841
Accounts receivable—Non-Affiliates, net	16	62	123,818	57,234	—	181,130
Accounts receivable—Affiliates, net	—	—	1,967	—	—	1,967
Inventories	—	1,314	32,774	16,029	—	50,117
Prepaids and deferred taxes	(63)	6,183	30,479	5,343	—	41,942

	(47)	7,590	254,857	90,597	—	352,997
Property, plant and equipment, at cost	—	6,342	236,439	63,151	—	305,932
Less: accumulated depreciation	—	3,278	116,519	14,521	—	134,318

	—	3,064	119,920	48,630	—	171,614
Other assets:
Goodwill, net	—	14,816	314,698	53,371	—	382,885
Other intangibles, net	—	—	4,343	780	—	5,123
Net investment in and advances to (from) subsidiaries and affiliates	(4,686)	628,280	(345,020)	(91,874)	(186,700)	—
Long-term notes receivable	—	—	—	13,573	—	13,573
Debt issuance costs, net and other assets	96	17,402	10,850	2,318	—	30,666

	(4,590)	660,498	(15,129)	(21,832)	(186,700)	432,247

Total assets	$(4,637)	$671,152	$359,648	$117,395	$(186,700)	$956,858

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term obligations	$—	$64,553	$—	$6,576	$—	$71,129
Accounts payable	—	204	54,499	35,944	—	90,647
Accrued incentives and advertising	—	1,379	28,529	3,654	—	33,562
Accrued compensation	—	—	12,871	4,608	—	17,479
Accrued interest	819	521	10,853	41	—	12,234
Other accrued expenses	31	7,351	31,880	5,403	—	44,665

	850	74,008	138,632	56,226	—	269,716
Long-term obligations, net	49,989	625,244	44	1,528	—	676,805
Other noncurrent liabilities	6,904	6,278	29,395	6,664	—	49,241
Deferred income taxes	(530)	(947)	19,968	4,455	—	22,946
Stockholders’ (deficit) equity	(61,850)	(33,431)	171,609	48,522	(186,700)	(61,850)

Total liabilities and stockholders’ (deficit) equity	$(4,637)	$671,152	$359,648	$117,395	$(186,700)	$956,858

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

November 30, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31	$90,985	$10,084	$—	$101,100
Accounts receivable—Non-affiliates, net	15	—	103,320	57,649	—	160,984
Accounts receivable—Affiliates, net			1,758		—	1,758
Inventories	—	1,774	33,258	14,381	—	49,413
Prepaid expenses, deferred income taxes and other current assets	(63)	6,510	31,794	5,163	—	43,404

	(48)	8,315	261,115	87,277	—	356,659
Property, plant and equipment, at cost	—	6,485	231,966	61,267	—	299,718
Less accumulated depreciation	—	3,339	111,777	13,777	—	128,893

	—	3,146	120,189	47,490	—	170,825
Other assets:
Goodwill	—	14,816	314,698	52,377	—	381,891
Other intangibles, net	—	—	4,415	949	—	5,364
Net investment in and advances to (from) subsidiaries and affiliates	(18,896)	613,359	(349,653)	(91,683)	(153,127)	—
Long-term notes receivable	—	—	—	13,323	—	13,323
Debt issuance costs, net, and other assets	96	17,946	10,535	2,427	—	31,004

	(18,800)	646,121	(20,005)	(22,607)	(153,127)	431,582

Total assets	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Current portion—long-term obligations	$—	$41,918	$—	$5,705	$—	$47,623
Accounts payable	—	204	51,851	33,423	—	85,478
Accrued customer incentives and advertising	—	1,369	29,045	5,132	—	35,546
Accrued compensation	—	102	21,675	5,806	—	27,583
Accrued interest	847	1,028	21,109	581	—	23,565
Other accrued expenses	10	7,842	31,385	5,602	—	44,839

	857	52,463	155,065	56,249	—	264,634
Long-term obligations	49,989	648,056	44	1,541	—	699,630
Other noncurrent liabilities	6,998	6,202	29,095	6,556	—	48,851
Deferred income taxes	(530)	(1,202)	19,590	4,255	—	22,113
Stockholders’ equity (deficit)	(76,162)	(47,937)	157,505	43,559	(153,127)	(76,162)

Total liabilities and stockholders’ equity (deficit)	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Three Months Ended February 29, 2004

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non–Affiliates	$—	$10,699	$244,348	$61,480	$(3,918)	$312,609
Net sales—Affiliates	—	—	5,589	—	—	5,589

Total net sales	—	10,699	249,937	61,480	(3,918)	318,198
Costs and expenses:
Cost of goods sold—Non-Affiliates	—	6,997	138,776	38,538	(3,918)	180,393
Cost of goods sold— Affiliates	—	—	3,208	—	—	3,208

Total cost of goods sold	—	6,997	141,984	38,538	(3,918)	183,601
Gross Profit	—	3,702	107,953	22,942	—	134,597
Selling, general and administrative	21	3,233	80,833	17,539	—	101,626
Amortization of intangibles	—	—	72	222	—	294
Royalty income, net of royalty expense	—	—	(3,651)	267	—	(3,384)

Income from operations	(21)	469	30,699	4,914	—	36,061
Interest expense	1,309	15,340	2	293	—	16,944
Other (income) expense	—	—	(187)	(247)	—	(434)
Loss (income) from equity investees	(11,261)	(11,241)	—	—	22,502	—
Loss (income) from nonguarantor equity investees	—	(216)	(2,206)	—	2,422	—
Capital charge and intercompany interest allocation	(1,330)	(14,530)	15,198	662	—	—

Income (loss) before income taxes	11,261	11,116	17,892	4,206	(24,924)	19,551
Income tax expense (benefit)	—	(145)	6,651	1,784	—	8,290

Net income (loss).	$11,261	$11,261	$11,241	$2,422	$(24,924)	$11,261

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Three Months Ended March 2, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non–Affiliates	$—	$14,049	$217,003	$50,339	$(3,988)	$277,403
Net sales—Affiliates	—	—	8,148	2,760	—	10,908

Total net sales	—	14,049	225,151	53,099	(3,988)	288,311
Costs and expenses:
Cost of goods sold—Non-Affiliates	—	9,752	122,367	31,334	(3,988)	159,465
Cost of goods sold— Affiliates	—	—	4,082	1,808	—	5,890

Total cost of goods sold		9,752	126,449	33,142	(3,988)	165,355
Gross Profit	—	4,297	98,702	19,957	—	122,956
Selling, general and administrative	38	4,229	71,607	16,783	—	92,657
Stock based compensation	540	—	—	—	—	540
Amortization of intangibles	—	—	72	188	—	260
Royalty income, net of royalty expense	—	—	(2,934)	221	—	(2,713)

Income from operations	(578)	68	29,957	2,765	—	32,212
Interest expense	1,411	15,336	20	310	—	17,077
Other (income) expense	(1)	—	(111)	(184)	—	(296)
Loss (income) from equity investees	(9,411)	(12,536)	—	—	21,947	—
Loss (income) from nonguarantor equity investees	—	2,683	(3,675)	—	992	—
Capital charge and intercompany interest allocation	(1,449)	(14,519)	15,012	956	—	—

Income (loss) before income taxes	8,872	9,104	18,711	1,683	(22,939)	15,431
Income tax expense (benefit)	(221)	(307)	6,175	691	—	6,338

Net income (loss).	$9,093	$9,411	$12,536	$992	$(22,939)	$9,093

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Three Months Ended February 29, 2004

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non - Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$452	$(19,834)	$839	$—	$(18,543)
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(76)	(5,097)	(170)	—	(5,343)
Net activity in investment in and advances to (from) subsidiaries and affiliates	194	(343)	(235)	384	—	—

Net cash provided by (used in) investing activities	194	(419)	(5,332)	214	—	(5,343)
Cash flows from financing activities:
Treasury stock repurchase	(508)	—	—	—	—	(508)
Proceeds from long-term obligations, net	—	—	—	854	—	854
Equity issuances	314	—	—	—	—	314
Debt issuance costs	—	(33)	—	—	—	(33)

Net cash provided by (used in) financing activities	(194)	(33)	—	854	—	627
Change in cash and cash equivalents	—	—	(25,166)	1,907	—	(23,259)
Cash and cash equivalents:
Beginning of period	—	31	90,985	10,084	—	101,100

End of period	$—	$31	$65,819	$11,991	$—	$77,841

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Three Months Ended March 2, 2003

(in thousands)

	Sealy Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non - Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,986)	$(12,163)	$(1,563)	$—	$(15,712)
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(45)	(2,132)	(139)	—	(2,316)
Net activity in investment in and advances to (from) subsidiaries and affiliates	(87)	3,195	3,567	(6,675)	—	—

Net cash provided by (used in) investing activities	(87)	3,150	1,435	(6,814)	—	(2,316)
Cash flows from financing activities:
Proceeds from (payments on) long-term obligations, net	—	—	13	6,899	—	6,912
Equity issuances	87	—	—	—	—	87
Debt issuance costs	—	(1,161)	—	—	—	(1,161)

Net cash provided by (used in) financing activities	87	(1,161)	13	6,899	—	5,838
Change in cash and cash equivalents	—	3	(10,715)	(1,478)	—	(12,190)
Cash and cash equivalents:
Beginning of period	—	28	21,881	5,534	—	27,443

End of period	$—	$31	$11,166	$4,056	$—	$15,253

SEALY CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended February 29, 2004 compared with Quarter Ended March 2, 2003

Net Sales. Net sales for the quarter ended February 29, 2004, were $318.2 million, an increase of $29.9 million, or 10.4% from the quarter ended March 2, 2003. Total domestic sales were $254.5 million for the first quarter of 2004 compared to $233.8 million for the first quarter of 2003. The domestic sales increase of $20.7 million was attributable to a 6.8% increase in volume and a 2.0% increase in average unit selling price. The increase in average unit selling price is due primarily to an improved sales mix from the Company’s new Unicased® Posturepedic line, partially offset by lower sales of other higher-end products and increased price roll-backs on existing products in conjunction with the roll-out of the TripLCased® Stearns & Foster line. Total international sales were $63.7 million in the first quarter of 2004 compared to $54.5 million in the first quarter of 2003. Increases of $9.2 million, or 16.9%, were primarily attributable to favorable currency fluctuations in Canada and Europe and volume gains in Canadian and Latin American markets, partially offset by weakness in the European market.

Cost of Goods Sold. Cost of goods sold for the quarter, as a percentage of net sales, increased 0.3 percentage points to 57.7%. Cost of goods sold for the domestic business increased 0.2 percentage points to 56.4%. This increase is primarily due to a 0.5 percentage point increase due to the effect of price roll-backs on net sales, partially offset by lower material and labor costs as a percentage of net sales. Cost of goods sold for the international business increased 0.3 percentage points to 62.8%. This increase is primarily due to labor increases in the European and Canadian businesses, partially offset by lower material costs in the European business.

Selling, General, Administrative. Selling, general, and administrative expense as a percent of sales was 31.9% and 32.1% for the quarters ended February 29, 2004 and March 2, 2003, respectively. Selling, general and administrative expenses increased $9.0 million to $101.6 million compared to $92.7 million in 2003. Advertising expenses increased $5.5 million over 2003 due to increased cooperative advertising expenses as business activity has risen and increased promotion expenses associated with the launch of the Company’s new TripLCased design for its Stearns & Foster line. Also, delivery costs were up $1.8 million due to increased business activity and increased fuel costs, and corporate overhead expenses increased $1.1 million over the first quarter of 2003, primarily attributable to filling newly created or previously vacant staff positions as well as other miscellaneous cost increases associated with increased business activitity.

Royalty income, net of royalty expense. Royalty income for the three months ended February 29, 2004 increased $0.7 million over the three months ended March 2, 2003. The increase over 2003 is due primarily to increased domestic royalty revenue, while the Company’s international royalty revenue remained flat versus 2003.

Interest Expense. Interest expense decreased $0.1 million primarily due to lower debt levels, partially offset by higher effective interest rates. Over the last twelve months ended February 29, 2004, the Company decreased its outstanding debt by approximately $14.1 million. The higher rate is primarily due to the Company issuing an additional $50.0 million of 9.875% senior subordinated notes, due in December, 2007 (“public debt”). The proceeds were used to prepay all quarterly principal payments on the Company’s Senior AXELs Credit Facility (“bank debt”) through March, 2004. The exchange of bank debt for public debt increased the Company’s interest expense by approximately $0.8 million for the quarter ended February 29, 2004 over the quarter ended March 2, 2003.

Income Tax. The Company’s effective income tax rates in 2004 and 2003 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The Company’s effective tax rate for the quarter ended February 29, 2004 is approximately 42.4% compared to 41.1% for quarter ended March 2, 2003.

New Sealy Product Launch

The Company annually invests significantly in research and development to improve its product offerings. In June 2003, the Company launched an entirely new line of mattresses and box springs for its Sealy Posturepedic brand. All Sealy Posturepedic brand mattresses are now manufactured with “Unicased® Construction” utilizing new proprietary processes and materials incorporated into a single-sided design. In 2004, the Company began incorporating this new design into all of its Stearns & Foster branded products. The Company estimates it incurred incremental promotional costs of approximately $2.5 million, primarily related to roll-back pricing of two-sided product to be discontinued, during the first quarter of 2004 compared to normal levels for a typical quarter.

Total close-out and promotional costs for the first half of 2004, including those associated with the Stearns & Foster product transition, are expected to be slightly above pre-2003 levels for the comparable period. The Company is dependent upon a single supplier for certain key structural components of its new Unicased® design. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary process of the supplier. Under the terms of the supply agreement, the Company is required to make minimum purchases of the components totaling $70 million through 2006. The Company believes that its supply requirements will exceed the minimum purchase commitments over the life of the agreement.

Subsequent Events

Merger and Recapitalization

On April 6, 2004 the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co., L.P. (“KKR”) whereby KKR acquired approximately 92% of the Company’s capital stock. Certain of the Company’s current stockholders, including affiliates of Bain Capital, LLC and others (the “Rollover Stockholders”), retained approximately an 8% interest in the Company’s stock. In connection with the merger, the Company recapitalized substantially all of its outstanding debt. The following table summarizes the estimated sources and uses of cash in connection with the recapitalization as if all amounts were funded as of the date of the recapitalization, although certain amounts presented therein have yet to be funded or disbursed:

Sources:		Uses:
(in millions)

Existing cash	$113.5	Purchase outstanding equity	$740.5
Settlement of MFI Note	13.6	Repayment of existing debt and accrued interest	751.1
		Redemption of existing stock options	20.8
New senior credit facilities: Revolving credit facility	15.0	Estimated fees, expenses and other transaction costs	115.8
Term loan facility	560.0
Senior unsecured term loan	100.0
Senior subordinated notes	390.0
Equity contribution	436.1

Total sources	$1,628.2	Total uses	$1,628.2

The Company’s capital stock outstanding immediately prior to the merger, except with respect to those shares to be retained by the Rollover Stockholders, was cancelled and exchanged for aggregate cash consideration of approximately $740.5 million. The Company issued new Class A common stock to KKR and the Rollover Stockholders retained their Class A Common Stock in proportion to their respective ownership interests. All outstanding amounts under the existing Senior Credit Agreement have been repaid. On April 6, 2004, the Company closed tender offers with respect to the outstanding $300 million aggregate principal amount of the Senior Subordinated Notes and the outstanding $128 million aggregate principal amount of Senior Subordinated Discount Notes for cash in amounts equal to 103.542% and 103.875% of the principal amounts, respectively. Approximately 91% and 99% of the Senior Subordinated Notes and Senior Subordinated Discount Notes were tendered, respectively, with the remaining amount expected to be called and paid by the Company by May 6, 2004 for approximately $31.2 million including approximately $1.1 million of accrued interest and prepayment premiums of approximately $1.0 million. The Company also repaid the $50 million outstanding balance of its existing Junior Subordinated Notes.

The Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity and a $560 million senior secured term loan facility with an eight-year maturity. Annual maturities will be 1% of the original principal amount for the first seven years, with the balance of the facility to be repaid at final maturity. The Company will also be required to prepay the term loans to the extent of 50% of excess cash flow (as defined in the credit agreement). The senior credit facilities bear interest at a floating rate. While no funds were drawn on the revolving credit facility as of the merger date, the Company anticipates that up to $15.0 million may be drawn as remaining unpaid costs of the transaction are funded. The Company also borrowed $100 million under a senior unsecured term loan. This loan will be due in nine years and bears interest at a floating rate. There are required prepayment provisions in the event of a change in control or to the extent of certain excess proceeds from any asset sales. The Company also issued $390 million aggregate principal amount of new senior subordinated notes due June 15, 2014. The notes bear interest at 8.25% payable semi-annually on June 15 and December 15. While debt issuance costs have not been finalized, the Company expects to incur approximately $53.9 million of costs associated with establishing the new senior credit facilities and the senior unsecured term loan and the issuance of the new senior subordinated notes. Such costs are included in the above total amount for estimated fees, expenses and other costs and will be amortized as interest expense over the term of the respective debt. As a result of the new capital structure, the Company’s pro forma estimated annual interest cost is $70.6 million (including $5.4 million of amortization of deferred debt costs) as compared with historical interest cost of $68.5 million for the most recent fiscal year ended November 30, 2003, and pro forma quarterly interest cost is estimated to be $17.4 million as compared with historical interest expense of $16.9 million for the three months ended February 29, 2004.

All stock options outstanding immediately prior to the merger, whether or not vested, to purchase the Company’s common stock, other than certain options held by members of management that those members elect to rollover (the “Rollover Options”) have been cancelled and converted into a right to receive cash consideration upon the completion of the merger. Accordingly, the Company will pay approximately $20.8 million to settle the options which were not rolled over and will result in a charge to compensation expense in the statement of operations for the second quarter of 2004. The Rollover Options, which had intrinsic value of approximately $24.6 million upon the completion of the merger, will have an expiration date which is extended beyond that of the previously existing options, resulting in a new measurement date and also requiring a non-cash charge to compensation expense in the statement of operations for the second quarter of 2004.

The Company incurred approximately $61.9 million of other cash costs primarily associated with debt breakage costs, merger advisory fees, management retention bonuses and other costs which are included in the above amount for estimated fees, expenses and other costs. The Company also incurred other non-cash charges of approximately $11.8 million primarily related to the write-off of previous debt issuance costs.

Plant Closing

On March 10, 2004 the Company announced its decision to close its manufacturing facility at Randolph, Massachusetts by May 1, 2004. Accordingly, the Company expects to incur restructuring charges of approximately $0.6 million during the second fiscal quarter of 2004, primarily associated with severance and retention costs. The Company will also incur additional period costs in the second quarter as the business is shifted to the new Albany facility.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash flows from operations and borrowings under its Revolving Credit Facility. The Company’s principal use of funds consists of payments of principal and interest on its Senior Credit Agreements, capital expenditures and interest payments on its outstanding Notes. Capital expenditures totaled $5.3 million for the three months ended February 29, 2004. The Company expects 2004 capital expenditures to be approximately $25.0 million. Management believes that annual capital expenditure limitations in its current debt agreements will not significantly inhibit the Company from meeting its ongoing capital needs. At February 29, 2004, the Company had approximately $31.9 million available under its Revolving Credit Facility including Letters of Credit issued totaling approximately $18.1 million. The Company’s net weighted average borrowing cost was 9.1% and 9.0% for the three months ended February 29, 2004 and March 2, 2003, respectively.

The Company’s cash flow from operations decreased $(2.8) million from $(15.7) million for the three months ended March 2, 2003 to $(18.5) million for the three months ended February 29, 2004. The Company typically has negative operating cash flow during its first quarter as it is required to make a semi-annual interest payment on its Senior Subordinated Debt in December. Also, during the first quarter the Company pays its annual incentive bonus and is required to fund the Company’s profit sharing portion of its 401(k) plan. The increase in negative operating cash flow over the three months ended March 2, 2003 is due in part to the Company’s election to begin making cash interest payments on its Junior Subordinated Notes. In addition, the Company made higher semi-annual interest payments in the three months ended February 29, 2004 as compared with the three months ended March 2, 2003 due to the prepayment of interest near the end of the 2002 fiscal year. The total increase in cash interest payments of approximately $10.1 million was partially offset by higher sales volume and improved management of accounts receivable in the first quarter of 2004 as compared to the first quarter of 2003.

As a result of declines in the value of assets held in the Company’s defined benefit pension plan, the Company has recognized a $4.8 million aggregate minimum pension liability at February 29, 2004. The Company will be required to make minimum funding contributions of $1.2 million during 2004. The annual actuarial valuation of the plan, expected to be completed during the second quarter of 2004, may indicate the need for additional minimum funding contributions to be made in late 2004 and into 2005. Any change in the aggregate minimum liability, beyond that attributable to normal pension cost for 2004, will be determined at the end of the Company’s fiscal fourth quarter and may result in a non-cash charge to other comprehensive income at that time.

On October 9, 2003, the Company amended its Amended and Restated Credit Agreement dated November 8, 2002 to provide the Company with the ability to repurchase up to $25 million of the outstanding amount of the Junior Subordinated Notes and to amend the requirements for allowing the Company to make cash payments on the interest accrued. The Company was previously required to accrue interest at 12% and add such interest to the total outstanding amount of the Notes. The Company will now have the option within 10 days of the end of each calendar quarter to pay interest on the total outstanding amount for that quarter at a rate of 10% per annum. The Company elected to make a cash interest payment on these notes during the calendar quarter ended February 29, 2004.

In May 2003, the Company completed a private placement of $50 million of 9.875% senior subordinated notes. These notes, which are due and payable on December 15, 2007 require semi-annual interest payments, commencing June 15, 2003. The proceeds from the placement were used to prepay all quarterly principal payments on the Senior AXELs Credit Facility through March 2004. The Company is scheduled to commence quarterly principal payments on the Senior AXELs Credit Facility in June, 2004. However, the Senior AXELs Credit Facility has subsequently been replaced with a new senior credit facility in connection with the recapitalization (with regard to this and other references to the recapitalization appearing herein, see “Subsequent Event - Merger and Recapitalization” above).

The current domestic revolving credit agreement maturing on November 15, 2004 has subsequently been replaced with a new $125 million senior secured revolving credit facility, with a six year maturity. The new facility was completed on April 6, 2004 in connection with the recapitalization. Also, the current Canadian revolver, which expired on February 14, 2004, was temporarily extended pending the completion of the recapitalization and has been subsequently replaced within the new $125 million senior secured revolving credit facility, giving the Company the ability to borrow up to USD $25 million in Canada.

The Company’s ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on the Company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with available borrowings under the current and new senior credit agreements, will be adequate to meet the future liquidity needs throughout 2004. But, there can be no assurance that the Company will generate sufficient future cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the new senior credit agreements in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund other liquidity needs.

The Company’s long-term obligations contain various financial tests and covenants. The Company was in compliance with its covenants associated with the previous debt agreements as of the quarter ended February 29, 2004. The new senior credit facilities also contain various financial tests and covenants. The most restrictive covenants relate to ratios of adjusted EBITDA to interest coverage and total debt to adjusted EBITDA all as defined in the agreements. The specific ratio requirements can be found in the credit agreements previously filed with the Securities and Exchange Commission. The Company expects to meet such covenants as they relate to the new senior credit facilities in 2004. Adjusted EBITDA (as defined in the senior and revolving credit agreements) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude income taxes, interest expense and depreciation and amortization, adjusted EBITDA (as defined in the senior and revolving credit agreements) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA.” Adjusted EBITDA is presented herein as it is a material component of the covenants contained within the aforementioned credit agreements. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such agreements. While the determination of “unusual and nonrecurring losses” is subject to interpretation and requires judgment, the Company believes the items listed below are in accordance with the stated credit agreements. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles (“GAAP”) and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

The following is a calculation of the Company’s adjusted EBITDA for the three months ended February 29, 2004 and March 2, 2003:

	Three Months Ended February 29, 2004	Three Months Ended March 2, 2003
EBITDA	$42.6	$38.2
Stock based compensation	—	0.5
Bain management fees	0.5	0.5

Unusual and nonrecurring losses:
Post-closing residual plant costs	0.3	1.0
Consulting fees associated with strategic initiatives	—	0.5
Effect of price rollback programs due to introduction of new “Unicased” product	2.5	(1.6)
Various other new product introduction costs	0.6	(0.1)
Unusual relocation costs	—	0.4
Other (various)	(0.4)	0.9

Adjusted EBITDA	$46.1	$40.3

The following table reconciles EBITDA to cash flow from operations:

	February 29, 2004	March 2, 2003
Net income	$11.3	$9.1
Interest	16.9	17.1
Income Taxes	8.3	6.3
Depreciation & Amortization	6.1	5.7

EBITDA	$42.6	$38.2
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(16.9)	(17.1)
Income taxes	(8.3)	(6.3)
Non-cash charges against (credits to) net income	0.8	(1.8)
Changes in operating assets & liabilities.	(36.7)	(28.7)

Cash flow from operations	$(18.5)	$(15.7)

The Company had an obligation to repurchase certain securities of the Company held by an officer at the estimated fair market value subject to a maximum and minimum share value stated in the officer’s agreement. At February 29, 2004, the Company had $6.7 million recorded for the obligation. However, because the officer will instead sell his shares in connection with the recapitalization rather than exercise his option to sell his shares under the terms of the agreement, the obligation will be reclassified as additional paid in capital.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information relative to the Company’s market risk sensitive instruments by major category at November 30, 2003 is presented under Item 7a of the registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

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

Interest Rate Risk

In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three months ended February 29, 2004 and March 2, 2003, $0.6 million and $1.0 million was amortized into interest expense, respectively. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three months ended February 29, 2004 and March 2, 2003, $2.1 million and $4.7 million, respectively, was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At February 29, 2004 and November 30, 2003, the fair value carrying amount of this instrument was $(14.4) million and $(14.9) million, respectively, which is recorded as follows:

	February 29, 2004	November 30, 2003
	(in millions)
Accrued interest	$2.1	$2.2
Other accrued expenses	6.0	6.5
Other noncurrent liabilities	6.3	6.2

	$14.4	$14.9

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value recorded in interest expense. For the three months ended February 29, 2004 and March 2, 2003, $2.1 million and $4.6 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At February 29, 2004 and November 30, 2003, the fair value carrying amount of this instrument was $7.4 million and $6.8 million, respectively, with $4.8 million and $5.1 million recorded in prepaid expenses and other current assets, and $2.6 million and $1.7 million recorded in noncurrent assets.

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

The impact of a one percentage point change in interest rates would change the Company’s interest expense by approximately $2.6 million dollars.

Worldwide Steel Prices

The world demand for steel over the last two years has increased due to a number of factors, including increased steel imports into Asia. In addition, there has been a significant reduction in U.S. steel capacity. Furthermore, the weakening of the U.S. Dollar has raised the relative price of steel imported into the United States. Consequently, the Company believes that the cost of cold rolled steel and steel drawn wire which are used in the production of the spring units and other components within the mattress and box springs will increase significantly during 2004. In response to these cost increases, the Company will implement increases in the prices charged to its customers effective May 1, 2004 and believes such price increases will essentially offset any negative impact of rising steel prices.

Item 4. Internal Control and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	The Credit Agreement, dated April 6, 2004 among Sealy Mattress Company, Sealy Canada, LTD./LTEE, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, General Electric Capital Corporation, as co-documentation agent, and Royal Bank of Canada, as co-documentation agent, and other lenders from time to time parties thereto.

10.2	The Senior Unsecured Credit Agreement, dated April 6, 2004 among Sealy Mattress Company, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, and other lenders from time to time parties thereto.

31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.

31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.

32	Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

Press release announcing the financial results for the year ended November 30, 2003, filed March 1, 2004.

Press release announcing the Company’s signing of a definitive merger agreement with affiliates of Kohlberg Kravis Roberts & Co, filed March 4, 2004.

Press release announcing the Company had commenced cash tender offers and consent solicitations for $300 million of senior subordinated notes due in 2007 and $128 million of senior subordinated discount notes due in 2007, filed March 8, 2004.

Press Release announcing the launch of a proposed offering of notes by the Company’s direct subsidiary, Sealy Mattress Company, in a transaction exempt from registration under the Securities Act of 1933, as amended, filed March 17, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY CORPORATION

Signature	Title

/S/ DAVID J. MCILQUHAM David J. McIlquham	Chief Executive Officer and President (Principal Executive Officer)

/S/ JAMES B. HIRSHORN James B. Hirshorn	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: April 13, 2004.