Form 10-Q
period 2006-02-26
SEALY CORP
filed 2006-05-17
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 26, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 001-08738

SEALY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	36-3284147 (I.R.S. Employer Identification No.)
Sealy Drive One Office Parkway Trinity, North Carolina (Address of principal executive offices)	27370 (Zip Code)
(336) 861-3500 Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 if the Exchange Act).    Yes ☐ No ☒

The number of shares of the registrant's common stock outstanding as of May 15, 2006 is approximately: 90,517,239.

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	February 26, 2006	February 27, 2005
Net sales	$395,735	$359,023
Cost of goods sold	219,038	199,973

Gross Profit	176,697	159,050
Selling, general and administrative	123,604	108,331
Amortization of intangibles	122	175
Royalty income, net of royalty expense	(3,689)	(2,628)

Income from operations	56,660	53,172
Interest expense	18,736	19,727
Other income, net	(187)	(93)

Income before income tax expense	38,111	33,538
Income tax expense	14,852	12,904

Income before cumulative effect of a change in accounting principle	23,259	20,634
Cumulative effect on prior years (to November 28, 2005) of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	287	—

Net income	$22,972	$20,634

Earnings per common share—Basic
Income before cumulative effect of a change in accounting principle	$0.33	$0.29
Cumulative effect of a change in accounting principle	—	—

Earnings per common share—Basic	$0.33	$0.29

Earnings per common share—Diluted
Income before cumulative effect of a change in accounting principle	$0.30	$0.28
Cumulative effect of a change in accounting principle	—	—

Earnings per common share—Diluted	$0.30	$0.28

Weighted average number of common shares outstanding:
Basic	70,482	70,247
Diluted	76,386	73,831

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

	February 26, 2006	November 27, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,760	$36,554
Accounts receivable, net of allowances for bad debts, cash discounts and returns	203,977	175,414
Inventories	66,485	60,141
Assets held for sale	1,405	1,405
Prepaid expenses and other current assets	14,976	14,320
Deferred income taxes	16,661	16,555

	317,264	304,389
Property, plant and equipment—at cost	335,415	328,935
Less: accumulated depreciation	(166,447)	(160,958)

	168,968	167,977
Other assets:
Goodwill	385,487	384,646
Other intangibles	4,486	4,559
Debt issuance costs, net, and other assets	32,309	33,116

	422,282	422,321

	$908,514	$894,687

Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of long-term obligations	$11,288	$12,769
Accounts payable	110,473	119,558
Accrued incentives and advertising	34,480	37,958
Accrued compensation	46,168	44,138
Accrued interest	10,019	18,414
Other accrued expenses	57,105	47,429

	269,533	280,266
Long-term obligations, net of current portion	949,677	948,975
Other noncurrent liabilities	43,194	43,659
Deferred income taxes	12,492	12,356
Commitments and contingencies	—	—
Common stock and options subject to redemption	21,478	21,654
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 200,000 shares; Issued: 2006—70,488; 2005—70,480 (including shares classified above as subject to redemption: 2006—265; 2005—263)	702	702
Additional paid-in capital	366,294	365,900
Accumulated deficit	(758,491)	(781,463)
Accumulated other comprehensive income	3,755	2,638
Treasury stock	(120)	—

	(387,860)	(412,223)

	$908,514	$894,687

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarter Ended
	February 26, 2006	February 27, 2005
Cash flows from operating activities:
Net income	$22,972	$20,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,700	5,488
Deferred income taxes	(23)	8,545
Non-cash interest expense:
Senior Subordinated PIK Notes	2,113	1,918
Amortization of debt issuance costs and other	235	886
Stock-based compensation	372	156
(Gain) loss on sale of assets	22	(179)
Cumulative effect of accounting change	287	—
Other, net	(717)	(204)
Changes in operating assets and liabilities:
Accounts receivable	(28,563)	(24,546)
Inventories	(6,344)	(5,254)
Prepaid expenses and other current assets	(150)	2,360
Accounts payable	(9,085)	11,345
Accrued expenses	350	(17,840)
Other liabilities	(1,225)	(1,417)

Net cash provided by (used in) operating activities	(14,056)	1,892

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(5,577)	(5,698)
Proceeds from the sale of property, plant and equipment	29	4,648

Net cash used in investing activities	(5,548)	(1,050)
Cash flows from financing activities:
Repayments of long-term obligations	—	(5,000)
Net borrowings (repayments) under revolving credit facilities	(3,295)	17,251
Other	(17)	2,938

Net cash provided by (used in) financing activities	(3,312)	15,189

Effect of exchange rate changes on cash	122	(972)

Change in cash and cash equivalents	(22,794)	15,059
Cash and cash equivalents:
Beginning of period	36,554	22,779

End of period	$13,760	$37,838

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1:    Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 27, 2005 included within the Company's Registration Statement on Form S-1 (File No. 333-126280).

        On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of the Company's capital stock. Certain of the Company's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 issued by Sealy Mattress Company.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

        All common stock and per share amounts presented in the condensed consolidated financial statements and accompanying notes thereto have been restated to reflect a 1 for 0.7595 reverse stock split which became effective on March 23, 2006.

Note 2:    Subsequent Event—Initial Public Offering of Common Stock and Use of Proceeds

        On April 12, 2006, the Company completed an initial public offering ("IPO") of its common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. During the second quarter, the Company has used or expects to use the net proceeds from the IPO as follows: (i) on April 12, 2006, $125 million was distributed as a cash dividend to stockholders of record as of April 6, 2006, immediately prior to the IPO; (ii) on April 21, 2006, approximately $90.0 million was paid to redeem the Company's Senior Subordinated PIK Notes, including accrued interest and prepayment penalties thereon; (iii) on April 26, 2006, the Company completed a series of open market transactions whereby approximately $51.6 million was paid to repurchase and retire $47.5 million aggregate principal amount of the Company's 8.25% Senior Subordinated Notes (the "Notes") due in 2014, at market prices ranging from 105.25% to 105.94% of par, along with accrued interest thereon; (iv) on April 12, 2006 the Company paid $11.0 million to KKR to terminate the management services agreement; (v) the Company has paid approximately $17.2 million to members of management for transaction-related bonuses; and (vi) approximately $4.4 million will be used for other costs associated with the IPO, including the reimbursement of approximately $2.1 million of IPO-related costs incurred through

February 26, 2006, included in prepaid expenses and other current assets in the accompanying balance sheet.

Note 3:    Share-Based Compensation

        Effective August 29, 2005 (the beginning of the fourth quarter of fiscal 2005) the Company adopted the provisions of FAS No. 123 (revised 2004) "Share-Based Payment" (FAS 123(R)). Previously, as permitted by FAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company accounted for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and recorded no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. Prior to the Sealy Corporation's June 30, 2005 filing of a registration statement on Form S-1, the Company had been considered a nonpublic entity as defined by both FAS 123 and FAS 123(R), and had used the minimum value method of measuring equity share options for pro forma disclosure purposes. Accordingly, the Company is required to apply the provisions of FAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company has continued to account for any portion of awards outstanding at August 29, 2005 using the provisions of APB 25 as previously permitted under FAS 123. In addition, the Company has discontinued pro forma disclosures previously required by FAS 123 for equity share options accounted for using the intrinsic value method of APB 25.

        Since the date of its adoption of FAS 123(R) and through February 26, 2006, the Company has neither issued nor modified any equity share option awards or other forms of share-based payment. Therefore, the Company has recognized no compensation expense with respect to equity share options during the three months ended February 26, 2006. The Company will recognize compensation expense when new awards are granted, in accordance with the standard. During the second quarter of fiscal 2006, the Company expects to begin recognizing share-based compensation expense for options to purchase the Company's stock granted in connection with the IPO, as well as for other stock options granted in the ordinary course of business.

        The Company recognized approximately $0.3 million and $0.2 million of expense during the three months ended February 26, 2006 and February 27, 2005, respectively, resulting from the accretion of an obligation to three executives of the Company for their right to sell to the Company, upon their retirement, shares of the Company's common stock currently held as vested or partially vested options.

Note 4:    Inventories

        The major components of inventories were as follows:

	February 26, 2006	November 27, 2005
	(in thousands)
Raw materials	$36,320	$32,336
Work in process	20,340	18,945
Finished goods	9,825	8,860

	$66,485	$60,141

Note 5:    Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products, and a 20-year warranty on its new TrueForm product line introduced late in the first quarter of fiscal 2005. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the Company's accrued warranty obligations for each of the quarters ended February 26, 2006 and February 27, 2005 and the year ended November 27, 2005 was as follows (in thousands):

	February 26, 2006	November 27, 2005	February 27, 2005
Accrued warranty obligations at beginning of period	$14,321	$13,857	$13,857
Warranty claims	(3,453)	(14,484)	(3,814)
Warranty provisions	3,691	14,948	3,271

Accrued warranty obligations at end of period	$14,559	$14,321	$13,314

        Warranty claims for the year ended November 27, 2005 include approximately $8.9 million for claims associated with products sold prior to November 28, 2004 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $1.4 million, $4.3 million and $1.0 million for the quarter ended February 26, 2006, the year ended November 27, 2005 and the quarter ended February 27, 2005, respectively.

Note 6:    Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the quarter ended February 26, 2006 are as follows (in thousands):

Balance as of November 27, 2005	$384,646
Increase due to foreign currency translation	841

Balance as of February 26, 2006	$385,487

        Total other intangibles of $4.5 million (net of accumulated amortization of $5.0 million) as of February 26, 2006 consist primarily of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and unamortized pension prior service costs of $1.4 million.

Note 7:    Long-Term Obligations

        Long-term debt as of February 26, 2006 and November 27, 2005 consisted of the following:

	February 26, 2006	November 27, 2005
	(in thousands)
Senior Revolving Credit Facility	$15,446	$18,814
Senior Secured Term Loan	450,000	450,000
Senior Subordinated Notes	389,500	389,500
Senior Subordinated PIK Notes	87,879	85,766
Other	18,140	17,664

	960,965	961,744
Less current portion	(11,288)	(12,769)

	$949,677	$948,975

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At February 26, 2006, amounts outstanding under the senior revolving credit facility included $5.0 million and $10.4 million under the U.S. and Canadian portions of the facility, respectively. At February 26, 2006, the Company had approximately $77.6 million available under the revolving credit facility after taking into account letters of credit issued totaling $32.0 million.

        Annually, the Company may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in its senior secured credit agreement. At February 26, 2006, the Company is unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2007 with respect to excess cash flow for the 2006 fiscal year.

        In connection with the IPO (Note 2), the Company used a portion of the proceeds from the offering to repurchase and retire $47.5 million aggregate principal amount of the Notes in a series of open market transactions completed on April 26, 2006 at prices ranging from 105.25% to 105.92% of par, plus accrued interest. On April 21, 2006, the Company used approximately $90.0 million of IPO proceeds to redeem the entire outstanding balance of the PIK Notes, along with accrued interest and prepayment penalties through the date of the redemption.

Note 8:    Other Income

        Other income includes interest income of $0.2 million and $0.1 million for the three months ended February 26, 2006 and February 27, 2005, respectively.

Note 9:    Conditional Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 becomes effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of the beginning of fiscal 2006 and has recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, the Company recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities. These resulted from obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2008 to 2032, the Company may be able to renegotiate such leases to extend the terms. On a pro forma basis for the quarter ended February 27, 2005, the effects would have been immaterial.

        In addition to the above obligations, the Company also has certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. The Company has not recognized the asset retirement obligations in its financial statements for asbestos because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unkown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

Note 10:    Recently Issued Accounting Pronouncements

        In November of 2004, the Financial Accounting Standards Board ("FASB") issued FAS 151, "Inventory Costs, an amendment of ARB No. 43 Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement as of the beginning of fiscal 2006, and it has not had a material impact on the Company's financial position or results of operations.

        In December 2004, the FASB issued FAS 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29" which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement has had no impact on the Company's financial position or results of operations.

        In May 2005, the FASB issued FAS 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. This statement also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. This statement will become effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will adopt this statement as of the beginning of fiscal 2007.

Note 11:    Hedging Strategy

        In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The

Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation was being amortized into interest expense over the remaining life of the interest rate swap agreement. Due to the retirement of the existing debt in connection with the April 2004 recapitalization, the remaining unamortized balance of $4.7 million included in accumulated other comprehensive loss was charged to expense during the second fiscal quarter of 2004. Subsequent to the June 3, 2002 dedesignation, changes in the fair market value of the interest rate swap have been recorded in interest expense. For the three months ended February 26, 2006 and February 27, 2005, $(0.1) million and $0.4 million, respectively, was recorded as net addition to (reduction of) interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At February 26, 2006 and November 27, 2005, the fair value carrying amount of this instrument was a current liability of $0.9 million and $1.6 million, respectively.

        During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement was not designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For the three months ended February 26, 2006 and February 27, 2005, $0.1 million and $0.4 million, respectively, was recorded as an addition to net interest expense as a result of the cash interest paid on the swap net of the non-cash interest associated with the change in its fair market value. At February 26, 2006 and November 27, 2005, the fair value carrying amount of this instrument was a net obligation of $0.5 million and $0.3 million, respectively, with $0.1 million and $0.4 million recorded in accrued interest and other accrued expenses, and $0.3 million recorded in other accrued expenses, respectively.

        In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's new senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Accordingly, the effective portion of changes in the market value of the swap is recorded in other comprehensive income. For the three months ended February 26, 2006 and February 27, 2005, $(0.3) million and $0.6 million, respectively, was recorded as an addition to (reduction of) interest expense. At February 26, 2006 and November 27, 2005, the fair value carrying amount of the instrument was recorded as follows:

	February 26, 2006	November 27, 2005
	(In thousands)
Accrued interest receivable	$0.3	$—
Other current assets	1.4	1.1
Long term receivable	1.9	1.7

Total net asset	$3.6	$2.8

        At February 26, 2006 and November 27, 2005, accumulated other comprehensive income associated with the interest rate swaps was $2.0 million and $1.6 million, respectively, net of income tax effects.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. The Company does not designate its foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At February 26, 2006, the Company had forward contracts to sell a total of 9.0 million Canadian dollars with expiration dates ranging from March 15, 2006 through November 15, 2006. At February 26, 2006 and November 27, 2005, the fair value of the Company's net obligation under the forward contracts was a liability of $0.3 million and $0.3 million, respectively. For the quarter ended February, 26, 2006, recognized foreign currency transaction gains were insignificant, compared with gains of $2.4 million for the first quarter of 2005.

Note 12:    Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plan for the three months ended February 26, 2006 and February 27, 2005 are as follows (in thousands):

	Three months ended
	February 26, 2006	February 27, 2005
Service cost	$150	$158
Interest cost	219	191
Expected return on plan assets	(221)	(178)
Amortization of unrecognized losses	67	63
Amortization of unrecognized transition asset	(22)	(22)
Amortization of unrecognized prior service cost	51	44

Net periodic pension cost*	$244	$256

Cash contributions	$274	$—

*
Net periodic pension cost recognized for the three months ended February 26, 2006 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2006. Similarly, net periodic pension cost for the three months ended February 27, 2005 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plan of approximately $1.8 million during the remainder of fiscal 2006.

Note 13:    Stockholders' Deficit

        Total comprehensive income for the quarters ended February 26, 2006 and February 27, 2005 was $24.1 million and $17.9 million, respectively.

        Activity in Stockholders' deficit is as follows (in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at November 27, 2005		$702	$365,900	$(781,463)	$2,638	$—	$(412,223)
Comprehensive income:
Net income for the three months ended February 26, 2006	$22,972	—	—	22,972	—	—	22,972
Change in fair value of cash flow hedge	365	—	—	—	365	—	365
Foreign currency translation adjustment	752	—	—	—	752	—	752
Exercise of stock options	—	—	107	—	—		107
Purchase of treasury stock	—	—	—	—	—	(120)	(120)
Directors' deferred stock compensation	—	—	111	—	—	—	111
Adjustment of temporary equity subject to redemption	—	—	176	—	—	—	176

Balance at February 26, 2006	$24,089	$702	$366,294	$(758,491)	$3,755	$(120)	$(387,860)

Note 14:    Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve for $1.9 million ($2.4 million prior to discounting at 4.50%) associated with this remediation project, and it is reasonably possible that up to an additional $0.2 million may be incurred to complete the project.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company has identified cadmium in the ground water at the site and intends to address that during fiscal 2006. The Company has recorded a reserve of approximately $0.7 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

        The Company removed three underground storage tanks previously used for diesel, gasoline, and waste oil from its South Gate, California facility in March 1994 and remediated the soil in the area. Since August 1998, the Company has been working with the California Regional Water Quality Control Board, Los Angeles Region to monitor ground water at the site.

        While the Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision by the agencies involved, these matters could have a material adverse effect.

        The state of California adopted new flame retardant regulations related to manufactured mattresses and box springs which became effective January 1, 2005. The Company believes that it is in full compliance with those regulations. The Company believes that those regulations have not had a significant impact on the Company's results of operations or financial position.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, the Company's tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest. Because the Company is not currently undergoing examinations of any of its corporate income tax returns by tax authorities, the Company believes that it is unlikely that an audit could be initiated which would result in an assessment and payment of taxes related to these positions during the one year following February 26, 2006. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in the accompanying balance sheet.

Note 15:    Common Stock and Options Subject to Redemption

        In connection with its adoption of FAS 123(R), the Company reclassified as temporary equity amounts previously included in additional paid-in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable for a 180 day period following death or disability of the share or option holder.

Note 16:    Related Party Transactions

        During the three months ended February 26, 2006 and February 27, 2005, the Company incurred management fees of $0.5 million and $0.5 million, respectively, payable to KKR, Sealy Corporation's primary owners. As a result of the IPO, these fees will no longer be paid after the second quarter of fiscal 2006. Also during the three months ended February 27, 2005, the Company incurred $0.7 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company's board of directors.

Note 17:    Segment Information

        The Company has determined that it has two operating segments, domestic and international, that qualify for aggregation as prescribed in SFAS 131. Accordingly, the Company has one reportable industry segment, the manufacture and marketing of innerspring and specialty bedding. Sales outside the United States were $81.2 million and $72.3 million for the first quarter of 2006 and 2005, respectively. In addition, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $52.1 million and $50.4 million as of February 26, 2006 and November 27, 2005, respectively.

        Geographic distribution of sales:

	February 26, 2006		February 27, 2005
	(dollars in millions)
US domestic	$314.5	79.5%	$286.7	79.9%
International:
Canada	36.3	9.2	28.4	7.9
Europe	24.1	6.1	25.6	7.1
Other International Locations	20.8	5.2	18.3	5.1

Total international	81.2	20.5	72.3	20.1

Total company	$395.7	100.0%	$359.0	100.0%

Note 18:    Guarantor/Non-Guarantor Financial Information

        Sealy Mattress Corporation (a wholly-owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Notes (as defined below) (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

        The following supplemental consolidating condensed financial statements present:

  1.
  Condensed consolidating balance sheets as of February 26, 2006 and November 27, 2005 and condensed consolidating statements of operations and cash flows for the three months ended February 26, 2006 and February 27, 2005.

  2
  Sealy Corporation (as "Non-Guarantor Parent"), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

  3.
  Elimination entries necessary to consolidate the Non-Guarantor Parent and all of its subsidiaries.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

February 26, 2006

(in thousands)

	Sealy Corporation Non-guarantor Parent	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1	$5,485	$8,274	$—	$13,760
Accounts receivable, net	—	—	292	136,770	66,915	—	203,977
Inventories	—	—	1,515	49,278	15,692	—	66,485
Assets held for sale	—	—	—	1,405	—	—	1,405
Prepaid expenses, deferred income taxes and other current assets	2,086	—	2,569	25,053	1,929	—	31,637

	2,086	—	4,377	217,991	92,810	—	317,264
Property, plant and equipment, at cost	—	—	7,571	255,625	72,219	—	335,415
Less accumulated depreciation	—	—	(4,029)	(139,146)	(23,272)	—	(166,447)

	—	—	3,542	116,479	48,947	—	168,968
Other assets:
Goodwill		—	24,741	304,774	55,972	—	385,487
Other intangibles, net		—	—	4,122	364	—	4,486
Net investment in and advances to (from) subsidiaries	(287,802)	(287,802)	931,204	(170,421)	(64,578)	(120,601)	—
Debt issuance costs, net, and other assets	297	—	24,510	5,580	1,922	—	32,309

	(287,505)	(287,802)	980,455	144,055	(6,320)	(120,601)	422,282

Total assets	$(285,419)	$(287,802)	$988,374	$478,525	$135,437	$(120,601)	$908,514

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$2,038	$9,250	$—	$11,288
Accounts payable	—	—	267	73,290	36,916	—	110,473
Accrued customer incentives and advertising	—	—	—	30,374	4,106	—	34,480
Accrued compensation	—	—	259	38,603	7,306	—	46,168
Accrued interest	—	—	497	9,464	58	—	10,019
Other accrued expenses	(59)	—	1,097	51,304	4,763	—	57,105

	(59)	—	2,120	205,073	62,399	—	269,533
Due to (from) Parent Company	(6,857)	—	—	6,857	—	—	—
Long-term obligations	87,879	—	844,500	985	16,313	—	949,677
Other noncurrent liabilities	—	—	—	34,854	8,340	—	43,194
Deferred income taxes	—	—	4,659	2,066	5,767	—	12,492
Common stock & options subject to redemption	21,478	—	—	—	—	—	21,478
Stockholders' deficit	(387,860)	(287,802)	137,095	228,690	42,618	(120,601)	(387,860)

Total liabilities and stockholders' deficit	$(285,419)	$(287,802)	$988,374	$478,525	$135,437	$(120,601)	$908,514

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet

November 27, 2005

(in thousands)

	Sealy Corporation Non-guarantor Parent	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1	$25,387	$11,166	$—	$36,554
Accounts receivable, net	—	—	60	106,559	68,795	—	175,414
Inventories	—	—	1,429	42,836	15,876	—	60,141
Assets held for sale	—	—	—	1,405	—	—	1,405
Prepaid expenses, deferred income taxes and other current assets	1,948	—	2,200	24,349	2,378	—	30,875

	1,948	—	3,690	200,536	98,215	—	304,389
Property, plant and equipment, at cost	—	—	7,542	252,190	69,203	—	328,935
Less accumulated depreciation	—	—	(3,949)	(135,176)	(21,833)	—	(160,958)

	—	—	3,593	117,014	47,370	—	167,977
Other assets:
Goodwill	—	—	24,741	304,774	55,131	—	384,646
Other intangibles, net	—	—	—	4,192	367	—	4,559
Net investment in and advances to (from) subsidiaries	(313,217)	(313,217)	901,550	(177,037)	(56,964)	(41,115)	—
Debt issuance costs, net, and other assets	304		25,168	5,793	1,851	—	33,116

	(312,913)	(313,217)	951,459	137,722	385	(41,115)	422,321

Total assets	$(310,965)	$(313,217)	$958,742	$455,272	$145,970	$(41,115)	$894,687

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$922	$11,847	$—	$12,769
Accounts payable	—	—	269	82,894	36,395	—	119,558
Accrued customer incentives and advertising	—	—		31,184	6,774	—	37,958
Accrued compensation	—	—	411	35,506	8,221	—	44,138
Accrued interest	—	—	824	17,471	119	—	18,414
Other accrued expenses	69	—	1,599	37,451	8,310	—	47,429

	69		3,103	205,428	71,666	—	280,266
Due to (from) Parent Company	(6,231)	—	—	6,231	—	—	—
Long-term obligations	85,766	—	839,500	858	22,851	—	948,975
Other noncurrent liabilities	—	—	116	35,421	8,122	—	43,659
Deferred income taxes	—	—	4,416	2,247	5,693	—	12,356
Common stock & options subject to redemption	21,654	—	—	—	—	—	21,654
Stockholders' deficit	(412,223)	(313,217)	111,607	205,087	37,638	(41,115)	(412,223)

Total liabilities and stockholders' deficit	$(310,965)	$(313,217)	$958,742	$455,272	$145,970	$(41,115)	$894,687

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Three Months Ended February 26, 2006

(in thousands)

	Sealy Corporation Non-guarantor Parent	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$15,707	$304,657	$78,446	$(3,075)	$395,735
Costs and expenses:
Cost of goods sold	—	—	9,410	164,922	47,781	(3,075)	219,038
Selling, general and administrative	—	—	1,550	100,557	21,497	—	123,604
Amortization of intangibles	—	—	—	72	50	—	122
Royalty (income) expense, net	—	—	—	(4,216)	527	—	(3,689)

Income from operations	—	—	4,747	43,322	8,591	—	56,660
Interest expense	2,120	120	16,076	(82)	502	—	18,736
Other income	—	—	—	(19)	(168)	—	(187)
Income from equity investees	(24,298)	(24,371)	(21,987)	—	—	70,656	—
Income from nonguarantor equity investees	—	—	—	(4,263)	—	4,263	—
Capital charge and intercompany interest allocation	—	—	(15,232)	14,217	1,015	—	—

Income before income taxes	22,178	24,251	25,890	33,469	7,242	(74,919)	38,111
Income tax expense (benefit)	(794)	(47)	1,519	11,195	2,979	—	14,852

Income before cumulative effect	22,972	24,298	24,371	22,274	4,263	(74,919)	23,259
Cumulative effect of change in accounting principle	—	—	—	287	—	—	287

Net income	$22,972	$24,298	$24,371	$21,987	$4,263	$(74,919)	$22,972

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Three Months Ended February 27, 2005

(in thousands)

	Sealy Corporation Non-guarantor Parent	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$15,385	$280,555	$68,739	$(5,656)	$359,023
Costs and expenses:
Cost of goods sold	—	—	9,130	152,495	44,004	(5,656)	199,973
Selling, general and administrative	—	—	1,537	87,487	19,307	—	108,331
Amortization of intangibles	—	—	—	72	103	—	175
Royalty (income) expense, net	—	—	—	(3,102)	474	—	(2,628)

Income from operations	—	—	4,718	43,603	4,851	—	53,172
Interest expense	1,928	76	17,517	(73)	279	—	19,727
Other income, net	—	—	—	(2)	(91)	—	(93)
Income from equity investees	(21,853)	(21,900)	(19,590)	—	—	63,343	—
Income from non-guarantor equity investees	—	—	—	(2,423)	—	2,423	—
Capital charge and intercompany interest allocation	—	—	(16,549)	15,803	746	—	—

Income before income taxes	19,925	21,824	23,340	30,298	3,917	(65,766)	33,538
Income tax expense (benefit)	(709)	(29)	1,440	10,708	1,494	—	12,904

Net income	$20,634	$21,853	$21,900	$19,590	$2,423	$(65,766)	$20,634

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Three Months Ended February 26, 2006

(in thousands)

	Sealy Corporation Non-guarantor Parent	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$1,949	$(17,316)	$676	$635	$(14,056)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(31)	(3,326)	(2,220)	—	(5,577)
Proceeds from the sale of property, plant, and equipment	—	—	—	16	13	—	29
Net activity in investment in and advances to (from) subsidiaries and affiliates	—	—	(6,918)	(668)	7,586	—	—

Net cash provided by (used in) investing activities	—	—	(6,949)	(3,978)	5,379	—	(5,548)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facilities	—	—	5,000	—	(8,295)	—	(3,295)
Other borrowings	—	—	—	—	(774)	—	(774)
Other	—	—	—	1,392	—	(635)	757

Net cash provided by (used in) financing activities	—	—	5,000	1,392	(9,069)	(635)	(3,312)

Effect of exchange rate changes on cash	—	—	—	—	122	—	122

Change in cash and cash equivalents	—	—	—	(19,902)	(2,892)	—	(22,794)
Cash and cash equivalents:
Beginning of period	—	—	1	25,387	11,166	—	36,554

End of period	$—	$—	$1	$5,485	$8,274	$—	$13,760

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Three Months Ended February 27, 2005

(in thousands)

	Sealy Corporation Non-guarantor Parent	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$(1,501)	$249	$3,144	$—	$1,892

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(34)	(5,599)	(65)	—	(5,698)
Proceeds from the sale of property, plant and equipment	—	—	—	4,648	—	—	4,648
Net activity in investment in and advances to (from) subsidiaries and affiliates	—	—	(4,965)	(354)	5,319	—	—

Net cash provided by (used in) investing activities	—	—	(4,999)	(1,305)	5,254	—	(1,050)
Cash flows from financing activities:
Repayments of long-term obligations, net	—	—	(5,000)	—	—	—	(5,000)
Net borrowings under revolving credit facilities	—	—	11,500	—	5,751	—	17,251
Other	—	—	—	29	2,909	—	2,938

Net cash provided by financing activities	—	—	6,500	29	8,660	—	15,189

Effect of exchange rate changes on cash	—	—	—	—	(972)	—	(972)

Change in cash and cash equivalents	—	—	—	(1,027)	16,086	—	15,059
Cash and cash equivalents:
Beginning of period	—	—	2	5,142	17,635	—	22,779

End of period	$—	$—	$2	$4,115	$33,721	$—	$37,838

SEALY CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q as well as our management's discussion and analysis included in our Registration Statement on Form S-1 (File No. 333-126280) and related prospectus dated April 6, 2006, and all of our other filings with the SEC from April 6, 2006 through the date of this report. Except where the context suggests otherwise, the terms "we," "us" and "our" refer to Sealy Corporation and its subsidiaries.

BUSINESS OVERVIEW

        We believe that we are the largest bedding manufacturer in the world, with a wholesale domestic market share of 20.7% in 2004. Based on preliminary data from the International Sleep Products Association, we believe our market share in 2005 is comparable to 2004. We manufacture and market a complete line of bedding (innerspring and non-innerspring) products including mattresses and box springs, holding leading positions in key market segments, such as luxury bedding products, and among leading retailers. According to Home Furnishing News in 2005, the Sealy brand ranked 15th among the top 150 home products brands. Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster, and Bassett brands and accounted for approximately 88.9% of our total net sales for the year ended November 27, 2005. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products. Though sales of such products were not significant through the first quarter of 2006, we expect to experience growth in these product lines as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately 48% of our box spring component parts requirements. We believe that our industry is resilient to economic downturns due in part to the large portion of purchases, approximately 70%, which are for mattress replacements. The growth of the bedding industry has been supported by economic and demographic factors such as increasing disposable income among the "baby boomer" segment of the population, an increase in the number of bedrooms per home and second home purchases, and growing awareness of the health benefits of quality sleep.

        In 2004, we successfully completed the rollout of our single-sided, "no-flip" Sealy Posturepedic UniCased® and Stearns & Foster product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history. The manufacture and sale of these products for our Sealy Posturepedic lines began in mid-2003, followed by the introduction of the new Stearns & Foster lines in the first fiscal quarter of 2004. Our initial profitability from the sales of these new products was limited as we worked to gain manufacturing efficiency with the new designs and supported our customers' transition to the new products with price rollbacks. In 2004, with these issues substantially behind us, we began to realize the anticipated contribution of these products to our sales growth and profitability, which has continued into the first quarter of fiscal 2006. Our profitability has been further enhanced by rapid growth among our luxury bedding lines ($1,000 and up retail price points). Our shares of the Luxury and Ultra-Luxury product segments are greater than our overall market share, and our Stearns & Foster and Luxury Posturepedic lines directly target these segments.

        In the first quarter of fiscal 2006, we introduced our latest product offerings from the Stearns & Foster lines, to be followed in the second through fourth quarters by our newest Sealy Posturepedic products. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to the new product lines.

        Late in the first quarter of 2005, we introduced our new TrueForm visco-elastic bedding product line to take advantage of the rapid growth of the specialty bedding category. This market, which includes latex foam, visco-elastic, air-adjustable and other non-innerspring mattress products, has experienced substantial growth both domestically and internationally. We believe that by successfully leveraging our strong brand advantage and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding category.

        Our industry continues to be challenged by the high cost of steel and petroleum products, which affect the cost of our steel innerspring and our polyurethane foam and polyethylene component parts. During fiscal 2005 and into the first quarter of fiscal 2006, the cost of these components has continued to remain elevated above their recent historical averages, and we expect this trend to continue for the remainder of fiscal 2006. Through February 26, 2006, we have been able to successfully address these cost pressures through a price increase announced in November 2005, and through cost reduction efforts.

        Historically, the bedding industry has had limited exposure to competition from imports due to high shipping costs, short lead times, the large number of finished goods SKUs and the importance of brands. Furthermore, we also believe that the relatively low labor content of our domestically produced mattresses lessens any competitive advantage provided by lower Asian labor costs. Although Asian bedding manufacturers have begun to explore the feasibility of exporting their products into the United States, we do not expect that competition from Asian bedding imports will have a significant impact on our business. We believe that by focusing on further improvements in the efficiency of our supply chain, controlling costs, and continuing to invest in product innovation and our brands, we can ensure that our domestically produced products will remain competitive with Asian bedding imports.

        We have continued to see sales growth in our international operations over the last several years, with our foreign subsidiaries contributing 20.5% during the first quarter of fiscal 2006. However, our Brazilian subsidiary, contributing less than 1% of our total revenues for fiscal 2005 and the first quarter of fiscal 2006, has continued to perform below our expectations and has not yet achieved profitability. While we do not believe that we have, as yet, suffered any impairment with respect to our investment in long-lived assets in Brazil, we will continue to monitor that operation closely as we evaluate our strategic alternatives in that market.

        On April 6, 2004 we completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of our capital stock. In connection with the merger, we recapitalized substantially all of our outstanding debt. A full description of the effects of the merger and recapitalization is included in our Registration Statement on Form S-1 (File No. 333-126280) and related prospectus dated April 6, 2006, filed with the Securities and Exchange Commission. Although we incurred substantially increased levels of debt in the recapitalization, our cost of capital was reduced due to lower interest rates on the new debt compared with our earlier financing. On April 14, 2005, we further reduced our cost of capital by amending and restating our senior secured credit agreement. The amendment provided an additional $100 million of senior secured term loans which were used to repay our senior unsecured term loans, reducing our future interest costs. Utilizing our strong operating cash flow since the recapitalization, we have been able to repay $210 million of our senior secured term debt significantly ahead of schedule. Our strategy for 2006 is to continue to deleverage our business through additional prepayments of our long-term debt as permitted by our senior credit agreements and our operating cash flow.

  Subsequent Event—Initial Public Offering of Our Common Stock and Use of Proceeds

        On April 12, 2006, we completed an initial public offering ("IPO") of our common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. During the second quarter, we have used or expect to use the net proceeds from the IPO as follows: (i) on April 12, 2006,

$125 million was distributed as a cash dividend to stockholders of record as of April 6, 2006, immediately prior to the IPO; (ii) on April 21, 2006, approximately $90.0 million was paid to redeem our Senior Subordinated PIK Notes, including accrued interest and prepayment penalties thereon; (iii) on April 26, 2006, we completed a series of open market transactions whereby approximately $51.6 million was paid to repurchase and retire approximately $47.5 million aggregate principal amount of the our Senior Subordinated Notes (the "Notes") due in 2014, at market prices ranging from 105.25% to 105.94% of par, along with accrued interest thereon; (iv) on April 12, 2006 we paid $11.0 million to KKR to terminate the management services agreement with them; (v) we have paid approximately $17.2 million to members of management for transaction-related bonuses; and (vi) approximately $4.4 million will be used for other costs associated with the IPO, including the reimbursement of approximately $2.1 million of IPO-related costs incurred through February 26, 2006, included in prepaid expenses and other current assets on our balance sheet, included in Part I, Item 1 herein.

        On a pro forma basis, had the IPO occurred at the beginning of the first quarter of fiscal 2006, our interest expense would have been approximately $3.2 million lower than reported, and selling, general and administrative expenses would have been reduced by approximately $0.1 million due to the elimination of $0.5 million in management fees paid to KKR, partially offset by $0.4 million of share-based compensation expense arising from options to purchase our stock granted to certain of our management employees in connection with the IPO.

RESULTS OF OPERATIONS

  Tabular Information

        The following table sets forth our summarized results of operations for three months ended February 26, 2006 and February 27, 2005, expressed in millions of dollars as well as a percentage of each year's net sales:

	For the three months ended
	February 26, 2006		February 27, 2005
	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$395.7	100.0%	$359.0	100.0%
Total cost of goods sold	219.0	55.3	200.0	55.7

Gross Profit	176.7	44.7	159.0	44.3
Selling, general and administrative	123.6	31.2	108.3	30.2
Amortization of intangibles	0.1	0.0	0.2	0.1
Royalty income, net of royalty expense	(3.7)	(0.9)	(2.6)	(0.7)

Income from operations	56.7	14.3	53.1	14.8
Interest expense	18.7	4.7	19.7	5.5
Other income, net	(0.2)	—	(0.1)	—

Income before income taxes	38.2	9.6	33.5	9.3
Income taxes	14.9	3.8	12.9	3.6

Income before cumulative effect of change in accounting principle	23.3	5.9	20.6	5.7
Cumulative effect of change in accounting principle	0.3	0.1	—	—

Net Income	23.0	5.8%	$20.6	5.7%

Effective tax rate	39.0%		38.5%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

        Geographic distribution of sales:

	Three Months Ended:
	February 26, 2006	February 27, 2005
US Domestic	79.5%	79.9%
International:
Canada	9.2	7.9
Europe	6.1	7.1
Other	5.2	5.1

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Three Months Ended:
	February 26, 2006		February 27, 2005
	millions	percentage of net sales	millions	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$314.5	100.0%	$286.7	100.0%
Total cost of goods sold	169.4	53.9	153.6	53.6

Gross profit	145.1	46.1	133.1	46.4
Total International (US Dollars):
Total net sales	81.2	100.0	72.3	100.0
Total cost of goods sold	49.6	61.1	46.4	64.2

Gross profit	31.6	38.9	25.9	35.8
Canada:
US Dollars:
Total net sales	36.3	100.0	28.4	100.0
Total cost of goods sold	20.2	55.6	17.3	60.9

Gross profit	16.1	44.4	11.1	39.1
Canadian Dollars:
Total net sales	42.0	100.0	34.5	100.0
Total cost of goods sold	23.4	55.7	21.5	62.3

Gross profit	18.6	44.3	13.0	37.7
Europe:
US Dollars:
Total net sales	24.1	100.0	25.6	100.0
Total cost of goods sold	16.8	69.7	17.3	67.6

Gross profit	7.3	30.3	8.3	32.4
Euros:
Total net sales	20.1	100.0	19.3	100.0
Total cost of goods sold	14.1	70.1	13.0	67.4

Gross profit	6.0	29.9	6.3	32.6
Other International (US Dollars):
Total net sales	20.8	100.0	18.3	100.0
Total cost of goods sold	12.6	60.6	11.8	64.5

Gross profit	$8.2	39.4%	$6.5	35.5%

  Quarter Ended February 26, 2006 compared with Quarter Ended February 27, 2005

        Net Sales.    Our net sales for the quarter ended February 26, 2006, were $395.7 million, an increase of $36.7 million, or 10.2% from the quarter ended February 27, 2005. Total domestic net sales were $314.5 million for the first quarter of 2006 compared to $286.7 million for the first quarter of 2005. The domestic net sales increase of $27.8 million was attributable to a 10.1% increase in average unit selling price, slightly offset by a 0.4% decrease in volume. The increase in average unit selling price is due to improved sales mix from our Stearns & Foster and specialty bedding product lines, which we define as those products utilizing visco-elastic or latex foam cores rather than innersprings, and due to price increases announced in November 2005 to offset the effects of rising raw material costs. Total international sales were $81.2 million in the first quarter of 2006 compared to $72.3 million in the first quarter of 2005, an increase of $8.9 million, or 12.3%. In our Canadian market, local currency sales gains of 21.7% translated into gains of 27.8% in US Dollars. Local currency sales gains in our Canadian market were driven by a 23.6% increase in average unit selling price resulting from sales mix improvement and the November 2005 price increases, combined with a 3.4% increase in volume. In our European market, local currency sales gains of 4.1% translated into a decrease of 5.9% in US dollars. Local currency sales gains in the European market were primarily attributable to a 12.8% increase in volume attributable to increased OEM sales of latex bed cores, partially offset by a 7.7% decline in average unit selling price associated with the increased sales of lower-priced latex bed cores. Non-OEM sales in our European market decreased approximately 11.8%. Elsewhere, sales gains in our Mexico and Argentina markets were slightly offset by a sales volume decline in Brazil.

        Gross Profit.    Our gross profit for the quarter was $176.7 million, an increase of $17.7 million over the comparable prior year period. As a percentage of net sales, gross profit increased 0.4 percentage points to 44.7%. This increase (as a percentage of net sales) is due primarily to improvements in international operations, partially offset by a decrease in our domestic gross profit margin. Domestic gross profit increased $12.0 million to $145.1 million, which represented a decline of 0.3 percentage points to 46.1%. This decrease is driven by higher floor sample costs associated with the launch of our new Stearns & Foster product line. The 10.1% increase in average unit selling price was more than offset by increases in the cost of materials. On a per unit basis, material costs increased 14.0% relative to the first quarter of 2005 due primarily to increased foam and wood product costs as well as changes in the sales mix toward higher price-point products. Variable conversion costs as a percentage of sales decreased due to continued improvements in manufacturing efficiencies. Fixed manufacturing costs as a percentage of sales were consistent with the prior year period. On a per unit basis, variable conversion costs and fixed manufacturing costs increased 5.4% primarily due to higher employee health insurance costs. We believe this increase is temporary and is associated with the transition to a new third party administrator. We expect such costs to return to historical levels in subsequent periods. Gross profit for the international business increased 3.1 percentage points to 38.9% of net sales. This increase is primarily due to higher average unit selling prices in Canada, as well as in our South American markets, partially offset by increased material costs.

        Selling, General, Administrative.    Our selling, general, and administrative expense as a percent of net sales was 31.2% and 30.2% for the quarters ended February 26, 2006 and February 27, 2005, respectively, an increase of 1.0 percentage point. This increase is primarily the result of higher promotional expenses associated with the roll out of our new Stearns & Foster and Posturepedic product lines, higher marketing costs, and a decline in foreign currency exchange gains, which were $2.4 million higher in the prior year period, partially offset by lower cooperative advertising costs and salary costs, which declined as a percentage of net sales.

        Royalty income, net of royalty expense.    Our royalty income, net of royalty expenses, for the three months ended February 26, 2006 increased $1.1 million from the three months ended February 27, 2005, primarily due to higher domestic royalty revenue.

        Interest Expense.    Our interest expense for the first quarter of fiscal 2006 decreased $1.0 million from the prior year period to $18.7 million, primarily due to lower debt levels resulting from $115 million in voluntary prepayments of our senior term debt, partially offset by slightly higher borrowing costs. Our weighted average borrowing costs for the first quarter of fiscal 2006 and 2005 were 7.7% and 7.4%, respectively. The increase in our borrowing cost was due to higher interest rates on the variable rate component of our floating rate debt, largely offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 amendment of our senior secured credit agreement and the related extinguishment of our senior unsecured term loan.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the quarter ended February 26, 2006 is approximately 39.0% compared to 38.5% for quarter ended February 27, 2005.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $5.6 million for the three months ended February 26, 2006. We expect total 2006 capital expenditures to be approximately $53 million, including approximately $20.5 million for additional production capacity in the United States and Europe. We believe that annual capital expenditure limitations in our current debt agreements will not significantly prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At February 26, 2006, we had approximately $77.6 million available under our revolving credit facility after taking into account letters of credit issued totaling $32 million. Our net weighted average borrowing cost was 7.7% and 7.4% for the three months ended February 26, 2006 and February 27, 2005, respectively. The increase in our borrowing cost was due to higher interest rates on the variable rate component of our floating rate debt, largely offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 amendment of our senior secured credit agreement and the related extinguishment of our senior unsecured term loan. As a result of the IPO completed April 12, 2006, approximately $90.0 million of the net proceeds were used to retire the Senior Subordinated PIK Notes including accrued interest and prepayment penalties thereon, and approximately $51.6 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under the 8.25% Senior Subordinated Notes along with accrued interest and market premiums thereon. Due to these debt reductions, we expect to reduce our annual interest costs by approximately $12.8 million.

  Debt

        As part of the April 2004 recapitalization, we incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity, and a $560 million senior secured term loan facility with an eight-year maturity. We also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of the Notes. Since the recapitalization and through February 26, 2006, we have repaid $210 million of the original $560.0 million outstanding under our senior secured term loan. In doing so, we have effectively prepaid all principal payments due prior to the maturity of the loan in 2012. Most of the prepayments have been funded from our operating cash flow, along with $15.4 million outstanding under our senior secured revolving credit facility at February 26, 2006. As of May 15, 2006, we have $8.1 million outstanding under our revolving credit facility.

        Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement. At February 26, 2006, we were unable to determine the amount of such required prepayment, if any, that would be due following the first quarter of fiscal 2007 with respect to any excess cash flow for the 2006 fiscal year.

        On April 14, 2005, we amended our senior secured credit agreement to provide for an additional $100 million of senior secured term borrowings. The proceeds from the additional borrowing were used to repay the $100 million outstanding under our senior unsecured term loan, effectively reducing the interest rate on this amount of debt by 275 basis points. The amendment also reduced the applicable interest rate margin charged on our senior secured term loan, provided certain financial leverage ratio tests are met. This amendment, along with a prior amendment on August 6, 2004, reduced the applicable margin by a total of 50 basis points. In addition, this amendment provides us with greater flexibility for Sealy Mattress Company to make dividend payments to us, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment.

        On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million from December 2005 through November 2007. To retain the designation of this swap as a hedging instrument, we must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

        The outstanding Notes consist of $389.5 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). During the fourth quarter of fiscal 2005, we repurchased $0.5 million principal amount of the Notes. During the second quarter of fiscal 2006, we used a portion of the proceeds from the IPO to retire approximately $47.5 million aggregate principal amount of the Notes. We expect this retirement to reduce our annual interest cost by approximately $3.9 million, including a reduction of approximately $0.2 million in the amortization of debt issuance costs related to the Notes.

        On July 16, 2004, we issued $75.0 million aggregate principal amount of senior subordinated pay-in-kind (PIK) notes to certain institutional investors in transactions exempt from registration under the Securities Act of 1933. The PIK notes accrue interest in-kind at 10% per year, compounded semi-annually, and mature on July 15, 2015. On April 21, 2006, we used approximately $90 million of the proceeds from the IPO to redeem the entire outstanding principal amount of the PIK notes and pay accrued interest thereon through the date of the redemption, along with a related redemption premium. We expect this redemption to reduce our annual interest cost by approximately $8.9 million.

        At February 26, 2006 we were in compliance with the covenants contained within our senior credit agreements and note indenture.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following February 26, 2006. We will be required to make scheduled principal payments of approximately $11.3 million during the next twelve months, substantially all of which is for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make substantial prepayments on our senior debt during that time.

        While we believe that we will have the necessary liquidity through our operating cash flow and revolving credit facility for the next several years to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future borrowings under the senior credit agreements in an amount sufficient to enable us to do so. In addition, the expiration of the revolving credit facility in 2010, followed by the maturities of the senior and subordinated debt in the following years through 2015, will likely require us to refinance such debt as it matures. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Three Months Ended:
	February 26, 2006	February 27, 2005
	(in millions)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(14.1)	$1.9
Investing activities	(5.5)	(1.1)
Financing activities	(3.3)	15.2
Effect of exchange rate changes on cash	0.1	(1.0)

Change in cash and cash equivalents	(22.8)	15.0
Cash and cash equivalents:
Beginning of period	36.6	22.8

End of period	$13.8	$37.8

Quarter Ended February 26, 2006 Compared With Quarter Ended February 27, 2005

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $16 million to a $14.1 million net use of cash for the three months ended February 26, 2006, compared to $1.9 million net source of cash for the three months ended February 27, 2005. This decline was primarily the result of changes in working capital, timing of various vendor payments and lower cash requirements for tax payments in the prior year period due to operating losses in fiscal 2004, partially offset by lower cash payments for interest in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to a larger initial interest payment on the Notes made in December, 2004.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities increased approximately $4.4 million from the first quarter of 2005 primarily due to $4.6 million of proceeds from the sale of our former Randolph, Massachusetts manufacturing facility received in the first quarter of fiscal 2005.

        Cash Flows from Financing Activities.    Our cash flow from financing activities for the three months ended February 26, 2006 decreased $18.5 million to a net use of $3.3 million from a net source of $15.2 million for the three months ended February 27, 2005. Cash flows from net borrowings under our revolving credit facilities decreased $21 million from the first quarter of fiscal 2005, as we reduced the net outstanding balance by $3.3 million during the first quarter of fiscal 2006, compared to net borrowings of $17.3 million during the prior year period. There were no prepayments of our senior secured term debt during the first quarter of fiscal 2006, compared with prepayments of $5 million during the first quarter of fiscal 2005.

  IPO Costs

        Through February 26, 2006, we have incurred approximately $2.1 million of costs in connection with the IPO. Total direct costs of the IPO, excluding underwriting fees deducted directly from IPO proceeds, are currently estimated to be $4.4 million (including the $2.1 million already incurred). We expect all such costs, along with approximately $34.5 million of expenses to be incurred in connection with the IPO, to be recovered from the net proceeds of the IPO during the second quarter of fiscal 2006.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of reserve positions and changes to reserves that we consider appropriate, as well as related interest. Because we are not currently undergoing examinations of any of our corporate income tax returns by tax authorities, we believe that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during the remainder of 2006. We also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in our balance sheet.

  Debt Covenants

        Our long-term obligations contain various financial tests and covenants. Our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing our new senior subordinated notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, each of which we have previously filed with the Securities and Exchange Commission.

        The covenants contained in our senior secured credit facilities are based on what we refer to herein as "Adjusted EBITDA". In the senior secured credit facilities, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such facilities. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants.

        EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, they are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended February 26, 2006 and February 27, 2005:

	Three Months Ended
	February 26, 2006	February 27, 2005
Income before cumulative effect of change in accounting principle	$23.3	$21.9
Interest cost	18.7	17.8
Income taxes	14.9	13.6
Depreciation and amortization	5.7	5.5

EBITDA	62.6	58.8
Management fees to KKR	0.5	0.5
Unusual and nonrecurring losses:
Post-closing residual plant costs	0.3	0.5
Non-cash compensation	0.4	—
Other (various)	0.1	(0.2)

Adjusted EBITDA	$63.9	$59.6

        The following table reconciles EBITDA to cash flow from operations:

	February 26, 2006	February 27, 2005
Income before cumulative effect of change in accounting principle	$23.3	$21.9
Interest	18.7	17.8
Income Taxes	14.9	13.6
Depreciation & Amortization	5.7	5.5

EBITDA	62.6	58.8
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(18.7)	(17.8)
Income taxes	(14.9)	(13.6)
Non-cash charges against (credits to) net income	1.3	10.4
Changes in operating assets & liabilities.	(44.4)	(35.9)

Cash flow from operations	$(14.1)	$1.9

  Forward Looking Statements

        "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operational results. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

  •
  the level of competition in the bedding industry;

  •
  legal and regulatory requirements;

  •
  the success of new products;

  •
  our relationships with our major suppliers;

  •
  fluctuations in costs of raw materials;

  •
  our relationship with significant customers and licensees;

  •
  our labor relations;

  •
  departure of key personnel;

  •
  encroachments on our intellectual property;

  •
  product liability claims;

  •
  the timing, cost and success of opening new manufacturing facilities;

  •
  our level of indebtedness;

  •
  interest rate risks;

  •
  future acquisitions;

  •
  an increase in return rates; and

  •
  other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements include in this Quarterly Report on From 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management's discussion and analysis section of our Registration Statement on Form S-1 (File No. 333-126280) and related prospectus dated April 6,.

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would not be material to our earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At February 26, 2006, we had forward contracts to sell a total of 9.0 million Canadian dollars with expiration dates ranging from March 15, 2006 through November 15, 2006. At February 26, 2006, the fair value of our net obligation under the forward contracts was $0.3 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

  Interest Rate Risk

        As more fully discussed in Note 10 to our Condensed Consolidated Financial Statements (Part I, Item 1 included herein), we had entered into two interest rate swap agreements associated with debt existing prior to the April 2004 recapitalization. Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. The combined fair value carrying amount of these swap instruments at February 26, 2006 and November 27, 2005 was a net obligation of $1.4 million and $1.9 million, respectively.

        On June 3, 2004, we entered into an interest rate swap agreement on July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument was an asset of $3.6 million at February 26, 2006 and $2.8 million at November 27, 2005.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at February 26, 2006, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.3 million dollar impact on our annual interest expense.

  Commodity Price Risks

        The cost of our steel innerspring and our polyurethane foam and polyethylene component parts are impacted by volatility in the price of steel and petroleum. We expect the cost of the components to remain elevated above their recent historical averages throughout 2006. Thus far, we have been able to successfully address these cost pressures through a price increase announced in May of 2004 and November of 2005, and through cost reduction efforts. We do not engage in commodity hedging programs.

Item 4.    Internal Control and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In connection with the evaluation of our disclosure controls and procedures for the year ended November 28, 2004, and in connection with observations by our independent registered public accountants identified in their 2004 audit of our consolidated financial statements for fiscal 2004, management identified certain deficiencies in our financial statement close process primarily related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process. Management discussed these deficiencies with our Audit Committee and we are currently addressing these deficiencies. Beginning with the financial statement close process for the first fiscal quarter of 2005, we instituted an enhanced management review and approval process for various reserves and accruals. In addition, we enhanced our balance sheet review procedures for the individual plant locations. The Company continued these enhanced procedures for the financial statement close process for the quarter ended February 26, 2006. While the Company made progress during fiscal 2005 and continued this progress through the first quarter of 2006 as it relates to the overall control of the financial statement close process, management believes that such deficiencies have not been sufficiently remediated to conclude that significant deficiencies no longer exist. We expect to continue to improve the financial statement close process in 2006 as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2007.

        There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 14 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(d)
Use of Proceeds

        On April 12, 2005, we completed our initial public offering (the "IPO") of 32,200,000 shares of common stock (the "IPO Shares"). We sold 20,000,0000 shares (the "Company Shares") at a price to the public of $16.00 per share and selling stockholders sold 12,200,000 shares (the "Selling Stockholder Shares") at a price to the public of $16.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-126280). The registration statement was declared effective by the Securities and Exchange Commission on April 6, 2006. Citigroup Global Markets Inc., Goldman, Sachs & Co, J.P. Morgan Securities Inc. and Banc of America Securities LLC served as joint book-running managers. The net proceeds to us from the sale of the Company Shares, after deducting the underwriting discount, were approximately $299.2 million. The underwriters received a discount of $1.04 per share on the Company Shares, for a total underwriting discount of $20.8 million. During the second quarter, we have used or expect to use the net proceeds from the IPO as follows: (i) on April 12, 2006, $125 million was distributed as a cash dividend to stockholders of record as of April 6, 2006, immediately prior to the IPO; (ii) on April 21, 2006, approximately $90.0 million was paid to redeem our Senior Subordinated PIK Notes, including accrued interest and prepayment penalties thereon; (iii) on April 26, 2006, we completed a series of open market transactions whereby approximately $51.6 million was paid to repurchase and retire approximately $47.5 million aggregate principal amount of the our Senior Subordinated Notes (the "Notes") due in 2014, at market prices ranging from 105.25% to 105.94% of par, along with accrued interest thereon; (iv) on April 12, 2006 we paid $11.0 million to KKR to terminate the management services agreement with them; (v) we have paid approximately $17.2 million to members of management for transaction-related bonuses; and (vi) approximately $4.4 million will be used for other costs associated with the IPO, including the reimbursement of approximately $2.1 million of IPO-related costs incurred through February 26, 2006, included in prepaid expenses and other current assets on our balance sheet, included in Part I, Item 1 herein. We did not receive any proceeds from the sale by the selling stockholders of the Selling Stockholder Shares.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

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

SEALY CORPORATION
Signature	Title

/s/ DAVID J. MCILQUHAM David J. McIlquham	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES B. HIRSHORN James B. Hirshorn	Senior Executive Vice President Finance, Operations, Research & Development (Principal Accounting Officer)

Date: May 17, 2006

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1— Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements
SEALY CORPORATION Supplemental Consolidating Condensed Balance Sheet February 26, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Balance Sheet November 27, 2005 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Three Months Ended February 26, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Three Months Ended February 27, 2005 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Three Months Ended February 26, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Three Months Ended February 27, 2005 (in thousands)
SEALY CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Internal Control and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES