Form 10-Q
period 2006-05-28
SEALY CORP
filed 2006-07-12
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 28, 2006
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

        The number of shares of the registrant's common stock outstanding as of July 10, 2006 is approximately: 90,997,924.

PART I.        FINANCIAL INFORMATION

Item 1—Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	May 28, 2006	May 29, 2005
Net sales	$376,712	$355,890
Cost of goods sold	208,136	198,777

Gross Profit	168,576	157,113
Selling, general and administrative expenses	123,111	110,465
Expenses associated with initial public offering of common stock	28,510	—
Amortization of intangibles	133	112
Royalty income, net of royalty expense	(3,706)	(3,716)

Income from operations	20,528	50,252
Interest expense	17,893	20,378
Debt extinguishment and refinancing expenses	5,295	6,248
Other income, net	(379)	(65)

Income (loss) before income tax expense (benefit)	(2,281)	23,691
Income tax expense (benefit)	(2,407)	17,270

Net income	$126	$6,421

Earnings per common share—Basic	$0.00	$0.09

Earnings per common share—Diluted	$0.00	$0.09

Weighted average number of common shares outstanding:
Basic	82,065	70,323
Diluted	88,440	75,054

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Six Months Ended
	May 28, 2006	May 29, 2005
Net sales	$772,447	$714,913
Cost of goods sold	427,174	398,750

Gross Profit	345,273	316,163
Selling, general and administrative expenses	246,715	218,796
Expenses associated with initial public offering of common stock	28,510	—
Amortization of intangibles	255	287
Royalty income, net of royalty expense	(7,395)	(6,344)

Income from operations	77,188	103,424
Interest expense	36,629	40,105
Debt extinguishment and refinancing expenses	5,295	6,248
Other income, net	(566)	(158)

Income before income tax expense	35,830	57,229
Income tax expense	12,445	30,174

Income before cumulative effect of a change in accounting principle	23,385	27,055
Cumulative effect on prior years (to November 28, 2005) of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	287	—

Net income	$23,098	$27,055

Earnings per common share—Basic
Income before cumulative effect of a change in accounting principle	$0.30	$0.38
Cumulative effect of a change in accounting principle	0.00	—

Earnings per common share—Basic	$0.30	$0.38

Earnings per common share—Diluted
Income before cumulative effect of a change in accounting principle	$0.28	$0.35
Cumulative effect of a change in accounting principle	0.00	—

Earnings per common share—Diluted	$0.28	$0.35

Weighted average number of common shares outstanding:
Basic	76,273	70,285
Diluted	82,458	77,848

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)

	May 28, 2006	November 27, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,207	$36,554
Accounts receivable, net of allowances for bad debts, cash discounts and returns	184,096	175,414
Inventories	67,827	60,141
Assets held for sale	1,405	1,405
Prepaid expenses and other current assets	21,676	14,320
Deferred income taxes	16,583	16,555

	315,794	304,389
Property, plant and equipment—at cost	346,450	328,935
Less: accumulated depreciation	(171,110)	(160,958)

	175,340	167,977
Other assets:
Goodwill	388,286	384,646
Other intangibles	4,508	4,559
Debt issuance costs, net, and other assets	28,849	33,116

	421,643	422,321

	$912,777	$894,687

Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of long-term obligations	$21,955	$12,769
Accounts payable	108,920	119,558
Accrued incentives and advertising	31,351	37,958
Accrued compensation	30,390	44,138
Accrued interest	16,809	18,414
Other accrued expenses	39,381	47,429

	248,806	280,266
Long-term obligations, net of current portion	796,092	948,975
Other noncurrent liabilities	45,314	43,659
Deferred income taxes	13,644	12,356
Commitments and contingencies	—	—
Common stock and options subject to redemption	21,310	21,654
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 200,000 shares; Issued and outstanding: 2006—90,836; 2005—70,480 (including shares classified above as subject to redemption: 2006—263; 2005—263)	905	702
Additional paid-in capital	662,799	365,900
Accumulated deficit	(883,365)	(781,463)
Accumulated other comprehensive income	7,272	2,638

	(212,389)	(412,223)

	$912,777	$894,687

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit
(in thousands)
(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Par Value				Total
Balance at November 27, 2005	$65,322	70,480	$702	$365,900	$(781,463)	$2,638	$(412,223)
Net income	23,098	—	—	—	23,098	—	23,098
Foreign currency translation adjustment	4,207					4,207	4,207
Change in fair value of cash flow hedge	427					427	427
Initial Public Offerring (IPO):
Proceeds from IPO, net of underwriting discount of $20,800	—	20,000	200	299,000	—	—	299,200
Direct costs of IPO	—	—	—	(3,689)	—	—	(3,689)
Stock-based compensation:
Conversion of options to shares in connection with the IPO	—	192	2	348	—	—	350
Compensation associated with stock option grants	—	—	—	546	—	—	546
Directors' deferred stock compensation	—	—	—	186	—	—	186
Cash dividend	—	—	—	—	(125,000)	—	(125,000)
Exercise of stock options	—	164	1	(1,596)	—	—	(1,595)
Excess tax benefit on options exercised or converted	—	—	—	1,760	—	—	1,760
Adjustment of temporary equity subject to redemption	—	—	—	344	—	—	344

Balance at May 28, 2006	$27,732	90,836	$905	$662,799	$(883,365)	$7,272	$(212,389)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 28, 2006	May 29, 2005
Cash flows from operating activities:
Net income	$23,098	$27,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,994	10,719
Deferred income taxes	975	17,344
Non-cash interest expense:
Senior Subordinated PIK Notes	3,348	3,886
Amortization of debt issuance costs and other	756	2,084
Stock-based compensation	2,074	251
(Gain) loss on sale of assets	564	(53)
Write-off of debt issuance costs related to debt extinguishments	1,725	3,384
Cumulative effect of accounting change	287	—
Other, net	(177)	314
Changes in operating assets and liabilities:
Accounts receivable	(8,682)	(12,611)
Inventories	(7,686)	(4,355)
Prepaid expenses and other current assets	(6,644)	4,294
Accounts payable	(12,114)	6,992
Accrued expenses	(29,140)	(22,387)
Other liabilities	778	(2,182)

Net cash provided by (used in) operating activities	(19,844)	34,735

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(16,047)	(14,807)
Proceeds from the sale of property, plant and equipment	464	4,648

Net cash used in investing activities	(15,583)	(10,159)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24,489	295,511	—
Cash dividend	(125,000)	—
Repayments of long-term obligations, including premiums paid of $2,703 in 2006	(139,317)	(35,000)
Borrowings under revolving credit facilities	108,718	178,122
Repayments of amounts borrowed under revolving credit facilities	(121,576)	(172,861)
Other borrowings	2,594	8,149
Exercise of employee stock options, including related excess tax benefits	1,814	252
Other	—	(251)

Net cash provided by (used in) financing activities	22,744	(21,589)

Effect of exchange rate changes on cash	336	(728)

Change in cash and cash equivalents	(12,347)	2,259
Cash and cash equivalents:
Beginning of period	36,554	22,779

End of period	$24,207	$25,038

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

        On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of the Company's capital stock. Certain of the Company's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the "Notes") issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the Notes. At May 28, 2006, KKR controlled approximately 52% of the issued and outstanding common stock of the Company.

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

Note 2:    Initial Public Offering of Common Stock and Use of Proceeds

        On April 12, 2006, the Company completed an initial public offering ("IPO") of its common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. The following table presents the sources and uses of cash from the IPO:

(in millions)
Source:
Gross proceeds from issuance of 20 million shares of common stock at $16.00 per share	$320.0

Use of Proceeds:
Cash dividend to shareholders of record immediately prior to the IPO	$125.0
Repayment of Senior Subordinated PIK Notes, including 1% prepayment penalty thereon[1]	90.0
Repurchase of $47.5 million aggregate principal amount of the Notes, plus market premiums of $2.7 million[1] and accrued interest of $1.4 million	51.6
Underwriting discount at $1.04 per share for 20 million shares	20.8
Cash bonuses to members of management[2]	17.5
Management Services Agreement termination fee paid to KKR[2]	11.0
Other fees and expenses associated with the IPO[3]	3.7
Net cash available for use by the Company	0.4

Total uses of proceeds from the IPO	$320.0

1
1        PIK Note penalty of $0.9 million and Note repurchase premium of $2.7 million are included in "debt extinguishment and refinancing expenses" in the accompanying statements of operations for the three and six months ended May 28, 2006.

2
Bonuses of $17.5 million and fee of $11.0 million are included in "expenses associated with initial public offering of common stock" in the accompanying statements of operations for the three and six months ended May 28, 2006.

3
Direct costs of IPO were charged against additional paid-in capital in the accompanying balance sheet. Includes approximately $0.7 million of fees unpaid as of May 28, 2006 and included in accrued expenses in the accompanying balance sheet.

        The Company's statements of operations for the three and six months ended May 28, 2006 include the following charges related to the IPO and associated debt extinguishments:

(in millions)
Compensation expense associated with transaction-related bonuses	$17.5
Fee paid to KKR for termination of Management Services Agreement	11.0

Total charges included in "expenses associated with initial public offering of common stock"	28.5
Cash premiums and prepayment penalties totaling $3.6 million plus non-cash charges of $1.7 million resulting from the repurchase of Notes and retirement of PIK Notes, included in "debt extinguishment and refinancing expenses"	5.3
Non-cash compensation resulting from the settlement of certain equity share options in exchange for common stock, included in "selling, general and administrative expenses"	0.4

Total charges related to the IPO and associated debt extinguishments	$34.2

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

        From the time of the Company's adoption of FAS 123(R) through the first quarter of fiscal 2006, no new stock options were granted, nor were outstanding options modified. During the three months ended May 28, 2006, the Company granted new options to purchase 1,781,160 shares of common stock, and recognized compensation expense associated with these grants of approximately $0.6 million. As of May 28, 2006, there was approximately $7.9 million of unrecognized compensation costs associated with these grants. That cost is expected to be recognized over a weighted average period of 4.2 years. The options granted during the second quarter of fiscal 2006 had a weighted average grant-date fair value of $5.09 per option. The Company valued these stock option grants using the Black-Scholes valuation model with the following assumptions:

Expected volatility	30%
Expected dividend yield	1.88% – 1.90%
Expected term (in years)	5.0 – 6.3
Risk-free rate	4.85% – 4.98%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is based on the Company's current quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date. Expected term is estimated based on the simplified method allowed under Staff Accounting Bulletin No. 107, issued by the United States Securities and Exchange Commission. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

        The Company also recognized compensation expense during the three months ended May 28, 2006 related to 192,236 options which were settled by the issuance of shares of stock in connection with the IPO on April 6, 2006. Non-cash compensation of approximately $0.4 million, reflecting the excess of the fair value of the shares received over the fair value of the options converted, is included in selling, general and administrative expenses. Cash compensation expense of approximately $2.8 million, resulting from the payment of taxes on behalf of employees benefiting from the conversion, is included in "expenses associated with initial public offering of common stock" in the accompanying statements of operations.

        During the three and six months ended May 28, 2008 and May 29, 2005, the Company recognized expense of $0.6 million and $0.9 million, respectively, for fiscal 2006 and $0.1 million and $0.3 million, respectively, for fiscal 2005, resulting from the accretion of an obligation to three executives of the Company for their right to sell to the Company, upon their retirement, shares of the Company's common stock currently held as well as vested or partially vested options.

Note 4:    Inventories

        The major components of inventories were as follows:

	May 28, 2006	November 27, 2005
	(in thousands)
Raw materials	$41,177	$32,336
Work in process	17,416	18,945
Finished goods	9,234	8,860

	$67,827	$60,141

Note 5:    Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products, and a 20-year warranty on its TrueForm product line introduced late in the first quarter of fiscal 2005. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the Company's accrued warranty obligations for each of the six months ended May 28, 2006 and May 29, 2005 and the year ended November 27, 2005 was as follows (in thousands):

	May 28, 2006	November 27, 2005	May 29, 2005
Accrued warranty obligations at beginning of period	$14,321	$13,857	$13,857
Warranty claims	(8,426)	(14,484)	(8,173)
Warranty provisions	8,543	14,948	7,822

Accrued warranty obligations at end of period	$14,438	$14,321	$13,506

        Warranty claims for the year ended November 27, 2005 include approximately $8.9 million for claims associated with products sold prior to November 28, 2004 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $2.8 million, $4.3 million and $2.9 million for the quarter ended May 28, 2006, the year ended November 27, 2005 and the quarter ended May 29, 2005, respectively.

Note 6:    Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the six months ended May 28, 2006 are as follows (in thousands):

Balance as of November 27, 2005	$384,646
Increase due to foreign currency translation	3,640

Balance as of May 28, 2006	$388,286

        Total other intangibles of $4.5 million (net of accumulated amortization of $5.0 million) as of May 28, 2006 consist primarily of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and unamortized pension prior service costs of $1.4 million.

Note 7:    Long-Term Obligations

        Long-term debt as of May 28, 2006 and November 27, 2005 consisted of the following:

	May 28, 2006	November 27, 2005
	(in thousands)
Senior Revolving Credit Facility	$5,419	$18,814
Senior Secured Term Loan	450,000	450,000
Senior Subordinated Notes	342,000	389,500
Senior Subordinated PIK Notes	—	85,766
Other	20,628	17,664

	818,047	961,744
Less current portion	(21,955)	(12,769)

	$796,092	$948,975

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At May 28, 2006, amounts outstanding under the senior revolving credit facility included $5.4 million under the Canadian portion of the facility. At May 28, 2006, the Company had approximately $88.2 million available under the revolving credit facility after taking into account letters of credit issued totaling $31.4 million.

        Annually, the Company may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in its senior secured credit agreement. At May 28, 2006, the Company estimates that approximately $10.3 million would be due following the first quarter of fiscal 2007 with respect to excess cash flow for the 2006 fiscal year, and such amount is included in the current portion of long-term obligations in the accompanying balance sheet.

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

        At May 28, 2006 the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the Notes.

        The Company has corrected its presentation within the statement of cash flows of activity related to borrowings and repayments under its revolving credit facility. Such borrowings and repayments, formerly presented on a net basis, are now shown in their gross amounts. This correction had no effect on total cash flows from financing activities.

        Subsequent to May 28, 2006, the Company has repaid $10.0 million of its senior secured term loan.

Note 8:    Debt Extinguishment and Refinancing Expenses

        Debt extinguishment and refinancing expenses for the three and six months ended May 28, 2006 include $5.3 million of expense resulting from the extinguishment of debt retired with proceeds from the IPO (Note 2), including non-cash charges of $1.7 million resulting from the write-off of debt issuance costs associated with the retired debt.

        For the three and six months ended May 29, 2005, debt extinguishment and refinancing expenses include approximately $6.2 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on April 14, 2005, including non-cash charges of approximately $3.4 million resulting from the write-off of debt issuance costs.

Note 9:    Other Income, Net

        Other income, net, includes interest income for the three and six months ended May 28, 2006 and May 29, 2005 of $0.4 million and $0.6 million for fiscal 2006 and $0.1 million and $0.2 million for fiscal 2005, respectively.

Note 10:    Conditional Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 becomes effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of the beginning of fiscal 2006 and has recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, the Company recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities. These resulted from obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2008 to 2032, the Company may be able to renegotiate such leases to extend the terms. On a pro forma basis for the six months ended May 29, 2005, the effects would have been immaterial.

        In addition to the above obligations, the Company also has certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. The Company has not recognized the asset retirement obligations in its financial statements for asbestos because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated.

The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

Note 11:    Recently Issued Accounting Pronouncements

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

Note 12:    Hedging Strategy

        In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation was being amortized into interest expense over the remaining life of the interest rate swap agreement. Due to the retirement of the existing debt in connection with the April 2004 recapitalization, the remaining unamortized balance of $4.7 million included in accumulated other comprehensive loss was charged to expense during the second fiscal quarter of 2004. Subsequent to the June 3, 2002 dedesignation, changes in the fair market value of the interest rate swap have been recorded in interest expense. For the three and six months ended May 28, 2006 and May 29, 2005, an insignificant amount and $(0.1) million for fiscal 2006, respectively, and $0.1 million and $(0.3) million for fiscal 2005, respectively, was recorded as net addition to (reduction of) interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At May 28, 2006 and November 27, 2005, the fair value carrying amount of this instrument was a current liability of $0.4 million and $1.6 million, respectively.

        During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement was not designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For the three and six months ended May 28, 2006 and May 29, 2005, $0.1 million and $0.2 million for fiscal 2006 and a de minimis amount and $0.4 million for fiscal 2005, respectively, was recorded as an addition to net interest expense as a result of the cash interest paid on the swap net of the non-cash interest associated with the change in its fair market value. At May 28, 2006 and November 27, 2005, the fair value carrying amount of this instrument was a current liability of $0.4 million and $0.3 million, respectively.

        In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Accordingly, the effective portion of changes in the market value of the swap is recorded in other comprehensive income. For the three and six months ended May 28, 2006 and May 29, 2005, $(0.4) million and $(0.7) million for fiscal 2006 and $0.4 million and $1.1 million for fiscal 2005, respectively, was recorded as an addition to (reduction of) interest expense. At May 28, 2006 and November 27, 2005, the fair value carrying amount of the instrument was recorded as follows:

	May 28, 2006	November 27, 2005
	(In millions)
Accrued interest receivable	$0.4	$—
Other current assets	1.8	1.1
Long term receivable	1.6	1.7

Total net asset	$3.8	$2.8

        At May 28, 2006 and November 27, 2005, accumulated other comprehensive income associated with the interest rate swaps was $2.0 million and $1.6 million, respectively, net of income tax effects.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. The Company does not designate its foreign currency forward and option contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At May 28, 2006, the Company had forward contracts to sell a total of 22.0 million Canadian dollars with expiration dates ranging from March 15, 2006 through November 15, 2006. At May 28, 2006 and November 27, 2005, the fair value of the Company's net obligation under the forward contracts was a liability of $0.4 million and $0.3 million, respectively. For the three and six months ended May 28, 2006, recognized foreign currency transaction losses were $0.2 million and $0.2 million, respectively, compared with gains of $0.4 million and $2.8 million for the three and six months ended May 29, 2005, respectively.

Note 13:    Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plan for the three and six months ended May 28, 2006 and May 29, 2005 are as follows (in thousands):

	Three months ended		Six months ended
	May 28, 2006	May 29, 2005	May 28, 2006	May 29, 2005
Service cost	$145	$140	$295	$298
Interest cost	195	201	414	392
Expected return on plan assets	(216)	(194)	(437)	(372)
Amortization of unrecognized gains and losses	(7)	10	60	73
Amortization of unrecognized transition asset	(22)	(22)	(44)	(44)
Amortization of unrecognized prior service cost	48	55	99	99

Net periodic pension cost*	$143	$190	$387	$446

Cash contributions	$425	$300	$699	$300

*
Net periodic pension cost recognized for the three and six months ended May 28, 2006 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2006. Similarly, net periodic pension cost for the three and six months ended May 29, 2005 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plan of approximately $1.4 million during the remainder of fiscal 2006.

Note 14:    Income Taxes

        The Company's effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and six months ended May 28, 2006 was approximately 105.5% and 34.7%, respectively, compared to 72.9% and 52.7%, respectively, for the three and six months ended May 29, 2005. The effective rates for the fiscal 2006 periods reflect a reduction in income tax expense due to recognition of a benefit of approximately $1.5 million resulting from a reduction in the Company's income tax reserve as a result of discussions and resolutions with tax authorities. The effect of this reduction was a 65.8 percentage point increase in the expected effective tax rate. The effective rates for the fiscal 2005 periods were significantly increased due to the provision of approximately $7.2 million of income taxes on foreign earnings repatriated to the United States during fiscal 2005.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, the Company's tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest. Because the Company is not currently undergoing examinations of any of its corporate income tax returns by tax authorities, the Company believes that it is unlikely that an audit could be initiated which would result in an assessment and payment of taxes related to these positions during the one year following May 28, 2006. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in the accompanying balance sheet.

Note 15:    Comprehensive Income

        Total comprehensive income for the three and six months ended May 28, 2006 was $3.6 million and $27.7 million, respectively, and for the three and six months ended May 29, 2005 was $4.5 million and $22.4 million, respectively.

Note 16:    Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor groundwater remediation at the site. The Company has recorded a reserve for $1.8 million ($2.3 million prior to discounting at 4.50%) associated with this remediation project, and it is reasonably possible that up to an additional $0.2 million may be incurred to complete the project. Also in connection with this site, the Company received a written complaint in May 2006 from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and our liability, if any, cannot be reasonably estimated at this time, we have not made any accruals related to this matter.

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

        The Company removed three underground storage tanks previously used for diesel, gasoline, and waste oil from its South Gate, California facility in March 1994 and remediated the soil in the area. Since August 1998, the Company has been working with the California Regional Water Quality Control Board, Los Angeles Region to monitor groundwater at the site.

        While the Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material adverse effect.

        The state of California adopted new flame retardant regulations related to manufactured mattresses and box springs which became effective January 1, 2005. The Company believes that it is in full compliance with those regulations. The Company believes that those regulations have not had a significant impact on the Company's results of operations or financial position.

Note 17:    Common Stock and Options Subject to Redemption

        In connection with its adoption of FAS 123(R), the Company reclassified as temporary equity amounts previously included in additional paid-in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable for a 180 day period following death or disability of the share or option holder.

Note 18:    Related Party Transactions

        During the three and six months ended May 28, 2006 and May 29, 2005, the Company incurred management fees of $0.3 and $0.8 for fiscal 2006 and $0.5 and $1.0 for fiscal 2005, respectively, payable to KKR, Sealy Corporation's primary owners. The Company also used $11.0 million of IPO proceeds to pay KKR a termination fee to end the Management Services Agreement between the Company and KKR. As a result, these fees will no longer be paid after the second quarter of fiscal 2006. Also during the three and six months ended May 27, 2005, the Company incurred $0.5 million and $1.2 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company's board of directors.

Note 19:    Segment Information

        The Company has determined that it has two operating segments, domestic and international, that qualify for aggregation as prescribed in SFAS 131. Accordingly, the Company has one reportable industry segment, the manufacture and marketing of innerspring and specialty bedding. Sales outside the United States for the three and six months ended May 28, 2006 and May 29, 2005 were $85.2 million and $166.4 million and $71.6 million and $143.9 million, respectively. In addition, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $56.3 million and $50.7 million as of May 28, 2006 and November 27, 2005, respectively.

Geographic Distribution of Sales:

	Three months ended				Six months ended
	May 28, 2006		May 29, 2005		May 28, 2006		May 29, 2005
	(in millions)
US domestic	$291.5	77.4%	$284.3	79.9%	$606.0	78.4%	$571.0	79.9%
International:
Canada	37.8	10.0	27.5	7.7	74.1	9.6	55.9	7.8
Europe	28.3	7.5	26.5	7.4	52.4	6.8	52.1	7.3
Other international locations	19.1	5.1	17.6	5.0	39.9	5.2	35.9	5.0

Total international	85.2	22.6	71.6	20.1	166.4	21.6	143.9	20.1

Total company	$376.7	100.0%	$355.9	100.0%	$772.4	100.0%	$714.9	100.0%

Note 20:    Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a wholly-owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Notes (as defined below) (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

        The following supplemental consolidating condensed financial statements present:

  1.
  Condensed consolidating balance sheets as of May 28, 2006 and November 27, 2005 and condensed consolidating statements of operations and cash flows for the three and six months ended May 28, 2006 and May 29, 2005.

  2.
  Sealy Corporation (as "Guarantor Parent"), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

  3.
  Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet
May 28, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$337	$—	$1	$14,647	$9,222	$—	$24,207
Accounts receivable, net	400	—	452	115,162	68,082	—	184,096
Inventories	—	—	1,238	48,625	17,964	—	67,827
Assets held for sale	—	—	—	1,405	—	—	1,405
Prepaid expenses, deferred income taxes and other current assets	13	—	2,912	32,884	2,450	—	38,259

	750	—	4,603	212,723	97,718	—	315,794
Property, plant and equipment, at cost	—	—	8,105	260,828	77,517	—	346,450
Less accumulated depreciation	—	—	(4,512)	(141,108)	(25,490)	—	(171,110)

	—	—	3,593	119,720	52,027	—	175,340
Other assets:
Goodwill		—	24,741	304,773	58,772	—	388,286
Other intangibles, net		—	—	4,049	459	—	4,508
Net investment in and advances to (from) subsidiaries	(281,730)	(281,730)	887,301	(113,750)	(63,146)	(146,945)	—
Debt issuance costs, net, and other assets		—	22,007	5,036	1,806	—	28,849

	(281,730)	(281,730)	934,049	200,108	(2,109)	(146,945)	421,643

Total assets	$(280,980)	$(281,730)	$942,245	$532,551	$147,636	$(146,945)	$912,777

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$10,304	$1,959	$9,692	$—	$21,955
Accounts payable	—	—	320	68,287	40,313	—	108,920
Accrued customer incentives and advertising	—	—	—	26,333	5,018	—	31,351
Accrued compensation	—	—	323	22,679	7,388	—	30,390
Accrued interest	—	—	833	15,842	134	—	16,809
Other accrued expenses	(8)	—	796	33,631	4,962	—	39,381

	(8)	—	12,576	168,731	67,507	—	248,806
Due to (from) Parent Company	(89,893)	—	—	89,893	—	—	—
Long-term obligations	—	—	781,696	800	13,596	—	796,092
Other noncurrent liabilities	—	—	—	36,507	8,807	—	45,314
Deferred income taxes	—	—	4,701	2,757	6,186	—	13,644
Common stock & options subject to redemption	21,310	—	—	—	—	—	21,310
Stockholders' deficit	(212,389)	(281,730)	143,272	233,863	51,540	(146,945)	(212,389)

Total liabilities and stockholders' deficit	$(280,980)	$(281,730)	$942,245	$532,551	$147,636	$(146,945)	$912,777

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet
November 27, 2005
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1	$25,387	$11,166	$—	$36,554
Accounts receivable, net	—	—	60	106,559	68,795	—	175,414
Inventories	—	—	1,429	42,836	15,876	—	60,141
Assets held for sale	—	—	—	1,405	—	—	1,405
Prepaid expenses, deferred income taxes and other current assets	1,948	—	2,200	24,349	2,378	—	30,875

	1,948	—	3,690	200,536	98,215	—	304,389
Property, plant and equipment, at cost	—	—	7,542	252,190	69,203	—	328,935
Less accumulated depreciation	—	—	(3,949)	(135,176)	(21,833)	—	(160,958)

	—	—	3,593	117,014	47,370	—	167,977
Other assets:
Goodwill	—	—	24,741	304,774	55,131	—	384,646
Other intangibles, net	—	—	—	4,192	367	—	4,559
Net investment in and advances to (from) subsidiaries	(313,217)	(313,217)	901,550	(177,037)	(56,964)	(41,115)	—
Debt issuance costs, net, and other assets	304		25,168	5,793	1,851	—	33,116

	(312,913)	(313,217)	951,459	137,722	385	(41,115)	422,321

Total assets	$(310,965)	$(313,217)	$958,742	$455,272	$145,970	$(41,115)	$894,687

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$922	$11,847	$—	$12,769
Accounts payable	—	—	269	82,894	36,395	—	119,558
Accrued customer incentives and advertising	—	—		31,184	6,774	—	37,958
Accrued compensation	—	—	411	35,506	8,221	—	44,138
Accrued interest	—	—	824	17,471	119	—	18,414
Other accrued expenses	69	—	1,599	37,451	8,310	—	47,429

	69		3,103	205,428	71,666	—	280,266
Due to (from) Parent Company	(6,231)	—	—	6,231	—	—	—
Long-term obligations	85,766	—	839,500	858	22,851	—	948,975
Other noncurrent liabilities	—	—	116	35,421	8,122	—	43,659
Deferred income taxes	—	—	4,416	2,247	5,693	—	12,356
Common stock & options subject to redemption	21,654	—	—	—	—	—	21,654
Stockholders' deficit	(412,223)	(313,217)	111,607	205,087	37,638	(41,115)	(412,223)

Total liabilities and stockholders' deficit	$(310,965)	$(313,217)	$958,742	$455,272	$145,970	$(41,115)	$894,687

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Three Months Ended May 28, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$16,393	$323,660	$82,907	$(46,248)	$376,712
Costs and expenses:
Cost of goods sold	—	—	9,636	194,430	50,318	(46,248)	208,136
Selling, general and administrative	(3)	—	1,542	98,678	22,894	—	123,111
Expenses associated with IPO	—	—	—	27,958	552	—	28,510
Amortization of intangibles	—	—	—	72	61	—	133
Royalty (income) expense, net	—	—	—	(4,256)	550	—	(3,706)

Income from operations	3	—	5,215	6,778	8,532	—	20,528
Interest expense	1,240	131	16,252	(121)	391	—	17,893
Other (income) expense, net	1,160	—	4,135	(256)	(123)	—	4,916
Income from equity investees	(3,315)	(3,420)	(2,875)	—	—	9,610	—
Income from nonguarantor equity investees	—	—	—	(5,376)	—	5,376	—
Capital charge and intercompany interest allocation	—	—	(15,403)	14,460	943	—	—

Income before income taxes	918	3,289	3,106	(1,929)	7,321	(14,986)	(2,281)
Income tax expense (benefit)	792	(26)	(314)	(4,804)	1,945	—	(2,407)

Net income	$126	$3,315	$3,420	$2,875	$5,376	$(14,986)	$126

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Three Months Ended May 29, 2005
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$14,959	$276,062	$69,894	$(5,025)	$355,890
Costs and expenses:
Cost of goods sold	—	—	9,139	150,311	44,352	(5,025)	198,777
Selling, general and administrative	3	—	1,500	88,027	20,935	—	110,465
Amortization of intangibles	—	—	—	72	40	—	112
Royalty (income) expense, net	—	—	—	(4,265)	549	—	(3,716)

Income from operations	(3)	—	4,320	41,917	4,018	—	50,252
Interest expense	1,973	100	17,960	(18)	363	—	20,378
Other (income) expense, net	—	—	6,248	2	(67)	—	6,183
Income from equity investees	(7,661)	(7,733)	(9,488)	—	—	24,882	—
Income from non-guarantor equity investees	—	—	—	800	—	(800)	—
Capital charge and intercompany interest allocation	—	—	(16,960)	16,321	639	—	—

Income before income taxes	5,685	7,633	6,560	24,812	3,083	(24,082)	23,691
Income tax expense (benefit)	(736)	(28)	(1,173)	15,324	3,883	—	17,270

Net income	$6,421	$7,661	$7,733	$9,488	$(800)	$(24,082)	$6,421

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Six Months Ended May 28, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$32,100	$628,317	$161,353	$(49,323)	$772,447
Costs and expenses:
Cost of goods sold	—	—	19,046	359,352	98,099	(49,323)	427,174
Selling, general and administrative	(3)	—	3,092	199,235	44,391	—	246,715
Expenses Associated with IPO	—	—	—	27,958	552	—	28,510
Amortization of intangibles	—	—	—	144	111	—	255
Royalty (income) expense, net	—	—	—	(8,472)	1,077	—	(7,395)

Income from operations	3	—	9,962	50,100	17,123	—	77,188
Interest expense	3,360	251	32,328	(203)	893	—	36,629
Other (income) expense, net	1,160	—	4,135	(275)	(291)	—	4,729
Income from equity investees	(27,615)	(27,791)	(24,862)	—	—	80,268	—
Income from nonguarantor equity investees	—	—	—	(9,639)	—	9,639	—
Capital charge and intercompany interest allocation	—	—	(30,635)	28,677	1,958	—	—

Income before income taxes	23,098	27,540	28,996	31,540	14,563	(89,907)	35,830
Income tax expense (benefit)	—	(75)	1,205	6,391	4,924	—	12,445

Income before cumulative effect	23,098	27,615	27,791	25,149	9,639	(89,907)	23,385
Cumulative effect of change in accounting principle	—	—	—	287	—	—	287

Net income	$23,098	$27,615	$27,791	$24,862	$9,639	$(89,907)	$23,098

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Six Months Ended May 29, 2005
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$30,344	$556,617	$138,633	$(10,681)	$714,913
Costs and expenses:
Cost of goods sold	—	—	18,269	302,806	88,356	(10,681)	398,750
Selling, general and administrative	3	—	3,037	175,514	40,242	—	218,796
Amortization of intangibles	—	—	—	144	143	—	287
Royalty (income) expense, net	—	—	—	(7,367)	1,023	—	(6,344)

Income from operations	(3)	—	9,038	85,520	8,869	—	103,424
Interest expense	3,901	176	35,477	(91)	642	—	40,105
Other (income) expense, net	—	—	6,248		(158)	—	6,090
Income from equity investees	(29,514)	(29,633)	(29,078)	—	—	88,225	—
Income from non-guarantor equity investees	—	—	—	(1,623)	—	1,623	—
Capital charge and intercompany interest allocation	—	—	(33,509)	32,124	1,385	—	—

Income before income taxes	25,610	29,457	29,900	55,110	7,000	(89,848)	57,229
Income tax expense (benefit)	(1,445)	(57)	267	26,032	5,377	—	30,174

Net income	$27,055	$29,514	$29,633	$29,078	$1,623	$(89,848)	$27,055

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Six Months Ended May 28, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$5,110	$(32,089)	$7,135	$—	$(19,844)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(166)	(11,438)	(4,443)	—	(16,047)
Proceeds from the sale of property, plant, and equipment	—	—	—	439	25	—	464
Net activity in investment in and advances to (from) subsidiaries and affiliates	(82,875)	—	45,260	31,369	6,246	—	—

Net cash provided by (used in) investing activities	(82,875)	—	45,094	20,370	1,828	—	(15,583)
Cash flows from financing activities:
Proceeds from issuance of common stock	295,511						295,511
Dividend	(125,000)						(125,000)
Repayment of existing long-term debt	(89,114)		(50,203)	—	—	—	(139,317)
Equity received upon exercise of stock including related excess tax benefits	1,814						1,814
Borrowings under revolving credit facilities	—	—	104,700	—	4,018	—	108,718
Repayments on revolving credit facilities	—	—	(104,700)	—	(16,876)	—	(121,576)
Other borrowings	—	—	—	979	1,615	—	2,594

Net cash provided by (used in) financing activities	83,211	—	(50,203)	979	(11,243)	—	22,744

Effect of exchange rate changes on cash	—	—	—	—	336	—	336

Change in cash and cash equivalents	336	—	1	(10,740)	(1,944)	—	(12,347)
Cash and cash equivalents:
Beginning of period	—	—	1	25,387	11,166	—	36,554

End of period	$336	$—	$2	$14,647	$9,222	$—	$24,207

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Six Months Ended May 29, 2005
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$1,301	$29,727	$3,707	$—	$34,735

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(369)	(13,581)	(857)	—	(14,807)
Proceeds from the sale of property, plant and equipment	—	—	—	4,648	—	—	4,648
Net activity in investment in and advances to (from) subsidiaries and affiliates	—	—	39,273	(40,329)	1,056	—	—

Net cash provided by (used in) investing activities	—	—	38,904	(49,262)	199	—	(10,159)
Cash flows from financing activities:
Repayments of long-term obligations, net	—	—	(35,000)	—	—	—	(35,000)
Borrowings under revolving credit facilities	—	—	146,600	55	31,467	—	178,122
Repayments on revolving credit facilities	—	—	(151,600)	—	(21,261)	—	(172,861)
Other	—	—	(205)	26,655	(18,300)	—	8,150

Net cash provided by financing activities	—	—	(40,205)	26,710	(8,094)	—	(21,589)

Effect of exchange rate changes on cash	—	—	—	—	(728)	—	(728)

Change in cash and cash equivalents	—	—	—	7,175	(4,916)	—	2,259
Cash and cash equivalents:
Beginning of period	—	—	2	5,142	17,635	—	22,779

End of period	$—	$—	$2	$12,317	$12,719	$—	$25,038

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

        In the first quarter of fiscal 2006, we introduced our latest product offerings from the Stearns & Foster lines, followed in the second quarter by the introduction of our newest line up of Sealy Posturepedic products. The launch of the Posturepedic line, which accounts for over one-half of our sales in the United States, will be completed in the fourth quarter of fiscal 2006. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to the new product lines.

        Our industry continues to be challenged by the high cost of steel and petroleum products, which affect the cost of our steel innerspring and our polyurethane foam and polyethylene component parts. During fiscal 2005 and into the second quarter of fiscal 2006, the cost of these components has continued to remain elevated above their recent historical averages, and we expect these costs to continue at current levels or increase further over the remainder of fiscal 2006.

  Initial Public Offering of Our Common Stock and Use of Proceeds

        On April 12, 2006, we completed an initial public offering ("IPO") of our common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. For a detailed presentation of the sources and uses of cash from the IPO, see Note 2 to our condensed consolidated financial statements, included in Part I, Item 1 herein.

        On a pro forma basis, had the IPO occurred at the beginning of fiscal 2006, our interest expense for the three and six months ended May 28, 2006 would have been lower than reported by approximately $1.8 million and $5.0 million, respectively. Selling, general and administrative expenses would have been reduced by approximately $0.1 million and $0.4 million for the respective three and six month periods ended May 28, 2006 due to the elimination of management fees paid to KKR, partially offset by share-based compensation expense arising from options to purchase our stock granted to certain of our management employees in connection with the IPO.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for three months ended May 28, 2006 and May 29, 2005, expressed in millions of dollars as well as a percentage of each year's net sales:

	For the three months ended
	May 28, 2006		May 29, 2005
	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$376.7	100.0%	$355.9	100.0%
Total cost of goods sold	208.1	55.3	198.8	55.9

Gross Profit	168.6	44.7	157.1	44.1
Selling, general and administrative	123.1	32.7	110.5	31.0
Expenses associated with IPO	28.5	7.6	—	—
Amortization of intangibles	0.1	0.0	0.1	0.0
Royalty income, net of royalty expense	(3.7)	(1.0)	(3.7)	(1.0)

Income from operations	20.5	5.4	50.3	14.1
Interest expense	17.9	4.7	20.4	5.7
Debt extinguishment and refinancing	5.3	1.4	6.2	1.7
Other income, net	(0.4)	(0.1)	(0.1)	—

Income (loss) before income taxes	(2.3)	(0.6)	23.7	6.7
Income tax expense (benefit)	(2.4)	(0.6)	17.3	4.9

Net Income	0.1	0.0%	$6.4	1.8%

Effective tax rate	105.5%		72.9%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Three Months Ended:
	May 28, 2006	May 29, 2005
US Domestic	77.4%	79.9%
International:
Canada	10.0	7.7
Europe	7.5	7.4
Other	5.1	5.0

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Three Months Ended:
	May 28, 2006		May 29, 2005
	millions	percentage of net sales	millions	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$291.5	100.0%	$284.3	100.0%
Total cost of goods sold	156.3	53.6	153.2	53.9

Gross profit	135.2	46.4	131.1	46.1
Total International (US Dollars):
Total net sales	85.2	100.0	71.6	100.0
Total cost of goods sold	51.8	60.8	45.6	63.6

Gross profit	33.4	39.2	26.0	36.4
Canada:
US Dollars:
Total net sales	37.8	100.0	27.5	100.0
Total cost of goods sold	20.9	55.3	16.0	58.2

Gross profit	16.9	44.7	11.5	41.8
Canadian Dollars:
Total net sales	43.2	100.0	33.9	100.0
Total cost of goods sold	23.8	55.1	19.2	56.6

Gross profit	19.4	44.9	14.7	43.4
Europe:
US Dollars:
Total net sales	28.3	100.0	26.5	100.0
Total cost of goods sold	19.8	70.0	18.0	67.9

Gross profit	8.5	30.0	8.5	32.1
Euros:
Total net sales	23.2	100.0	20.4	100.0
Total cost of goods sold	16.2	69.8	13.8	67.6

Gross profit	7.0	30.2	6.6	32.3
Other International (US Dollars):
Total net sales	19.1	100.0	17.6	100.0
Total cost of goods sold	11.1	58.1	11.6	65.9

Gross profit	$8.0	41.9%	$6.0	34.1%

  Quarter Ended May 28, 2006 compared with Quarter Ended May 29, 2005

        Net Sales.    Our net sales for the quarter ended May 28, 2006, were $376.7 million, an increase of $20.8 million, or 5.9% from the quarter ended May 29, 2005. Total domestic net sales were $291.5 million for the second quarter of fiscal 2006 compared to $284.3 million for the second quarter of fiscal 2005. The domestic net sales increase of $7.2 million was attributable to a 9.0% increase in average unit selling price, partially offset by a 5.9% decrease in volume. The decrease in volume is primarily attributable to the impact of our customers transitioning to the new product lines as they replace existing inventories and existing floor models. Also impacting the volume were some overall volume declines during the second quarter across the industry. The increase in average unit selling price is primarily due to price increases announced in November 2005 to offset the effects of rising raw material costs, and due to improved sales mix from our specialty bedding product lines, which we define as those products utilizing visco-elastic or latex foam cores rather than innersprings. Total international sales were $85.2 million in the second quarter of fiscal 2006 compared to $71.6 million in the second quarter of fiscal 2005, an increase of $13.6 million, or 19.0%. Excluding the effects of foreign exchange rates, total international sales increased 17.4%. In our Canadian market, local currency sales gains of 27.4% translated into gains of 37.5% in US Dollars. Local currency sales gains in our Canadian market were driven by a 7.5% increase in average unit selling price resulting from sales mix improvement and the November 2005 price increases, combined with an 18.3% increase in volume. In our European market, local currency sales gains of 13.7% translated into an increase of 6.8% in US dollars. Local currency sales gains in the European market were primarily attributable to a 20.3% increase in volume attributable to increased sales of latex bed cores to other manufacturers, partially offset by a 5.5% decline in average unit selling price associated with the increased sales of lower-priced latex bed cores, which carry a lower unit price. Finished goods sales in our European market decreased approximately 1.0%. Elsewhere, sales gains in our Mexico and Argentina markets were partially offset by a sales volume decline in Brazil.

        Gross Profit.    Our gross profit for the quarter was $168.6 million, an increase of $11.5 million over the comparable prior year period. As a percentage of net sales, gross profit increased 0.6 percentage points to 44.7%. This increase (as a percentage of net sales) was due primarily to improvements in international operations, with a smaller improvement in our domestic gross profit margin percentage. Domestic gross profit increased $4.1 million to $135.2 million, which represented an increase of 0.3 percentage points to 46.4% of net sales. This increase is driven primarily by improved manufacturing efficiencies, partially offset by increased sales of lower margin floor sample models in support of the new Posturepedic line. The 9.0% increase in average unit selling price was more than offset by increases in the cost of materials. On a per unit basis, material costs increased 11.6% relative to the second quarter of 2005 due primarily to increased foam and wood product costs as well as changes in the sales mix toward higher price-point products. Fixed manufacturing costs as a percentage of sales were consistent with the prior year period. Gross profit for the international business increased 2.8 percentage points to 39.2% of net sales. This increase is primarily due to higher average unit selling prices in Canada, as well as in our South American markets, partially offset by increased material costs.

        Selling, General, Administrative.    Our selling, general, and administrative expense as a percent of net sales was 32.7% and 31.0% for the quarters ended May 28, 2006 and May 29, 2005, respectively, an increase of 1.7 percentage points. This increase is primarily due to $4.0 million of higher promotional expenses in the U.S. associated with the roll out of our new Posturepedic and Stearns & Foster product lines, and higher share-based compensation expense totaling approximately $1.7 million for the second quarter of fiscal 2006 compared with $0.2 million for the second quarter of fiscal 2005 (see Note 3 to our condensed consolidated financial statements, included in Part I, Item 1 herein, for additional information regarding our share-based compensation).

        Expenses Associated With IPO.    We incurred $28.5 million of expenses directly related to the IPO which included approximately $17.5 million of transaction-related bonuses paid to management employees, and $11.0 million paid to KKR for the termination of the Management Services Agreement.

        Royalty income, net of royalty expense.    Our royalty income, net of royalty expenses, for the three months ended May 28, 2006 was $3.7 million, largely unchanged compared with the three months ended May 29, 2005, with respect to both domestic and international royalty revenue.

        Interest Expense.    Our interest expense for the second quarter of fiscal 2006 decreased $2.5 million from the prior year period to $17.9 million, primarily due to lower debt levels resulting from $115 million in voluntary prepayments of our senior term debt since February 27, 2005, as well as the retirement of the PIK Notes and a portion of the 8.25% Senior Subordinated Notes in the second quarter of fiscal 2006 using proceeds from the IPO. These reductions were partially offset by slightly higher borrowing costs. Our weighted average borrowing costs for the second quarter of fiscal 2006 and 2005 were 7.9% and 7.7%, respectively. The increase in our borrowing cost was due to higher interest rates on the variable rate component of our floating rate debt, largely offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 amendment of our senior secured credit agreement and the related extinguishment of our senior unsecured term loan.

        Debt Extinguishment and Refinancing Expenses..    During the three months ended May 28, 2006 we incurred $5.3 million of debt extinguishment costs consisting of $3.6 million of cash expenses and $1.7 million of non-cash charges related to the extinguishment of debt retired using proceeds from the IPO. For the three months ended May 29, 2005, we incurred $6.2 million of debt extinguishment costs consisting of $2.8 million of cash expenses and $3.4 million of non-cash charges related to the refinancing of our senior term debt in April, 2005.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended May 28, 2006 is approximately 105.5% compared to 72.9% for the three months ended May 29, 2005. The effective rate for the fiscal 2006 period results from the excess of the total tax benefit over the pre-tax loss, due to recognition of a benefit of approximately $1.5 million resulting from a reduction in our income tax reserve as a result of discussions and resolutions with tax authorities. Our effective rate for the second quarter of 2005 was significantly increased due to the provision of approximately $7.2 million of income taxes on foreign earnings repatriated to the United States during fiscal 2005.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for six months ended May 28, 2006 and May 29, 2005, expressed in millions of dollars as well as a percentage of each year's net sales:

	For the six months ended
	May 28, 2006		May 29, 2005
	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$772.4	100.0%	$714.9	100.0%
Total cost of goods sold	427.2	55.3	398.7	55.8

Gross Profit	345.3	44.7	316.2	44.2
Selling, general and administrative	246.7	31.9	218.8	30.6
Expenses associated with IPO	28.5	3.7
Amortization of intangibles	0.3	0.0	0.3	0.0
Royalty income, net of royalty expense	(7.4)	(0.9)	(6.3)	(0.9)

Income from operations	77.1	10.0	103.4	14.5
Interest expense	36.6	4.7	40.1	5.6
Debt extinguishment and refinancing	5.3	0.7	6.2	0.9
Other expense, net	(0.6)	(0.1)	(0.1)	—

Income before income taxes	35.8	4.6	57.2	8.0
Income taxes	12.4	1.6	30.1	4.2

Income before cumulative effect of change in accounting principle	23.4	3.0	27.1	3.8
Cumulative effect of change in accounting principle	0.3	0.0	—	—

Net Income	23.1	3.0%	$27.1	3.8%

Effective tax rate	34.7%		52.7%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Six Months Ended:
	May 28, 2006	May 29, 2005
US Domestic	78.4%	79.9%
International:
Canada	9.6	7.8
Europe	6.8	7.3
Other	5.2	5.0

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Six Months Ended:
	May 28, 2006		May 29, 2005
	millions	percentage of net sales	millions	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$606.0	100.0%	$571.0	100.0%
Total cost of goods sold	325.7	53.7	306.7	53.7

Gross profit	280.3	46.3	264.3	46.3
Total International (US Dollars):
Total net sales	166.4	100.0	143.9	100.0
Total cost of goods sold	101.4	60.9	92.0	63.9

Gross profit	65.0	39.1	51.9	36.1
Canada:
US Dollars:
Total net sales	74.1	100.0	55.9	100.0
Total cost of goods sold	41.1	55.5	33.3	59.6

Gross profit	33.0	44.5	22.6	40.4
Canadian Dollars:
Total net sales	85.2	100.0	68.4	100.0
Total cost of goods sold	47.2	55.4	40.7	59.5

Gross profit	38.0	44.6	27.7	40.5
Europe:
US Dollars:
Total net sales	52.4	100.0	52.1	100.0
Total cost of goods sold	36.6	69.8	35.3	67.8

Gross profit	15.8	30.2	16.8	32.2
Euros:
Total net sales	43.3	100.0	39.7	100.0
Total cost of goods sold	30.3	69.8	26.8	67.5

Gross profit	13.0	30.2	12.9	32.5
Other International (US Dollars):
Total net sales	39.9	100.0	35.9	100.0
Total cost of goods sold	23.7	59.5	23.4	65.2

Gross profit	$16.2	40.5%	$12.5	34.8%

  Six Months Ended May 28, 2006 compared with Six Months Ended May 29, 2005

        Net Sales.    Our net sales for the six months ended May 28, 2006, were $772.4 million, an increase of $57.5 million, or 8.0% from the six months ended May 29, 2005. Total domestic net sales were $606.0 million for the first half of 2006 compared to $571.0 million for the first half of fiscal 2005. The domestic net sales increase of $35.0 million was attributable to a 9.6% increase in average unit selling price, partially offset by a 3.1% decrease in volume. The decrease in volume is primarily attributable to the impact of our customers transitioning to the new product lines as they replace existing inventories and existing floor models. Also impacting the volume were some overall volume declines during the second quarter across the industry. The increase in average unit selling price is primarily due to price increases announced in November 2005 to offset the effects of rising raw material costs, and due to improved sales mix from our specialty bedding product lines, which we define as those products utilizing visco-elastic or latex foam cores rather than innersprings. Total international sales were $166.4 million in the first half of fiscal 2006 compared to $143.9 million in the first half of fiscal 2005, an increase of $22.5 million, or 15.6%. On a constant currency basis, international sales increased 15.3%. In our Canadian market, local currency sales gains of 24.6% translated into gains of 32.6% in US Dollars. Local currency sales gains in our Canadian market were driven by a 12.7% increase in average unit selling price resulting from sales mix improvement and the November 2005 price increases, combined with a 10.6% increase in volume. In our European market, local currency sales gains of 9.1% translated into an increase of 0.6% in US dollars. Local currency sales gains in the European market were primarily attributable to a 16.1% increase in volume attributable to increased sales of latex bed cores to other manufacturers, partially offset by a 6.0% decline in average unit selling price associated with the increased sales of lower-priced latex bed cores, which carry a lower unit price. Finished goods sales in our European market decreased approximately 6.8%. Elsewhere, sales gains in our Mexico and Argentina markets were partially offset by a sales volume decline in Brazil.

        Gross Profit.    Our gross profit for the six months ended May 28, 2006 was $345.3 million, an increase of $29.1 million over the comparable prior year period. As a percentage of net sales, gross profit increased 0.5 percentage points to 44.7%. This increase (as a percentage of net sales) is due primarily to improvements in international operations. Domestic gross profit increased $16.1 million to $280.3 million or 46.3% of net sales, which is unchanged from the prior year period. Improved manufacturing efficiencies offset higher material costs to keep cost of sales as a percentage of net sales equal to the prior year period. On a per unit basis, material costs increased 12.8% relative to the first half of 2005 due primarily to increased foam and wood product costs as well as changes in the sales mix toward higher price-point products. Variable conversion costs as a percentage of sales decreased due to continued improvements in manufacturing efficiencies. Fixed manufacturing costs as a percentage of sales were consistent with the prior year period. On a per unit basis, variable conversion costs and fixed manufacturing costs increased 5.4% primarily due to higher employee health insurance costs. We believe this increase is temporary and is associated with the transition to a new third party administrator. During the second fiscal quarter of 2006, such costs had begun trending below prior year levels. Gross profit for the international business increased 3.0 percentage points to 39.1% of net sales. This increase is primarily due to higher average unit selling prices in Canada, as well as in our South American markets, partially offset by increased material costs.

        Selling, General, Administrative.    Our selling, general, and administrative expense as a percent of net sales was 31.9% and 30.6% for the six months ended May 28, 2006 and May 29, 2005, respectively, an increase of 1.3 percentage points. This increase is primarily due to $9.6 million of higher promotional expenses in the U.S. associated with the roll out of our new Posturepedic and Stearns & Foster product lines, higher advertising costs, and a decline in foreign currency exchange gains, which were $2.6 million higher in the prior year period, partially offset by lower cooperative advertising costs and delivery costs, which declined as a percentage of net sales.

        Expenses Associated With IPO.    We incurred $28.5 million of expenses directly related to the IPO which included approximately $17.5 million of transaction-related bonuses paid to management employees, and $11.0 million paid to KKR for the termination of the Management Services Agreement.

        Royalty income, net of royalty expense.    Our royalty income, net of royalty expenses, for the six months ended May 28, 2006 increased $1.1 million from the six months ended May 29, 2005, primarily due to higher domestic royalty revenue.

        Interest Expense.    Our interest expense for the first half of fiscal 2006 decreased $3.5 million from the prior year period to $36.6 million, primarily due to lower debt levels resulting from $120 million in voluntary prepayments of our senior term debt since November 28, 2004, as well as the retirement of the PIK Notes and a portion of the 8.25% Senior Subordinated Notes in the second quarter of fiscal

2006 using proceeds from the IPO. These reductions were partially offset by slightly higher borrowing costs. Our weighted average borrowing costs for the first half of fiscal 2006 and 2005 were 7.9% and 7.6%, respectively. The increase in our borrowing cost was due to higher interest rates on the variable rate component of our floating rate debt, largely offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 amendment of our senior secured credit agreement and the related extinguishment of our senior unsecured term loan.

        Debt Extinguishment and Refinancing Expenses.    During the six months ended May 28, 2006 we incurred $5.3 million of debt extinguishment costs consisting of $3.6 million of cash expenses and $1.7 million of non-cash charges related to the extinguishment of debt retired using proceeds from the IPO. During the six months ended May 29, 2005, we incurred $6.2 million of debt extinguishment costs consisting of $2.8 million of cash expenses and $3.4 million of non-cash charges related to the refinancing of our senior term debt in April, 2005.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the six months ended May 28, 2006 is approximately 34.7% compared to 52.75% for six months ended May 29, 2005. The effective rate for the fiscal 2006 period was reduced by a benefit of approximately $1.5 million resulting from a reduction in our income tax reserve as a result of discussions and resolutions with tax authorities. Our effective rate for the first half of 2005 was significantly increased due to the provision of approximately $7.2 million of income taxes on foreign earnings repatriated to the United States during fiscal 2005.

Liquidity and Capital Resources

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $16 million for the six months ended May 28, 2006. We expect total 2006 capital expenditures to be approximately $53 million, including approximately $20.5 million for additional production capacity in the United States and Europe. We believe that annual capital expenditure limitations in our current debt agreements will not significantly prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At May 28, 2006, we had approximately $88.2 million available under our revolving credit facility after taking into account letters of credit issued totaling $31.4 million. Our net weighted average borrowing cost was 7.9% and 7.6% for the six months ended May 28, 2006 and May 29, 2005, respectively. The increase in our borrowing cost was due to higher interest rates on the variable rate component of our floating rate debt, largely offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 amendment of our senior secured credit agreement and the related extinguishment of our senior unsecured term loan. As a result of the IPO completed April 12, 2006, approximately $90.0 million of the net proceeds were used to retire the Senior Subordinated PIK Notes including accrued interest and prepayment penalties thereon, and approximately $51.6 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under the 8.25% Senior Subordinated Notes along with accrued interest and market premiums thereon. Due to these debt reductions, we expect to reduce our annual interest costs by approximately $12.8 million.

  Debt

        As part of the April 2004 recapitalization, we incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity, and a $560 million senior secured term loan facility with an eight-year maturity. We also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of the Notes. Since the recapitalization and through May 28, 2006, we have repaid $210 million of the original $560.0 million outstanding under our senior secured term loan, and subsequent to May 28, 2006 we have repaid an additional $10.0 million. In doing so, we have effectively prepaid all principal payments due prior to the maturity of the loan in 2012. Most of the prepayments have been funded from our operating cash flow, along with $5.4 million outstanding under our senior secured revolving credit facility at May 28, 2006. As of July 10, 2006, we have $20.6 million outstanding under our revolving credit facility.

        Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement. At May 29, 2006, we estimate that approximately $10.3 million would be due following the first quarter of fiscal 2007 with respect to any excess cash flow for the 2006 fiscal year though such payment will likely be reduced due to voluntary prepayments made subsequent to May 28, 2006.

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

        The outstanding Notes consist of $342 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). During the fourth quarter of fiscal 2005, we repurchased $0.5 million principal amount of the Notes. During the second quarter of fiscal 2006, we used a portion of the proceeds from the IPO to retire approximately $47.5 million aggregate principal amount of the Notes. We expect this retirement to reduce our annual interest cost by approximately $3.9 million, including a reduction of approximately $0.2 million in the amortization of debt issuance costs related to the Notes.

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

        At May 28, 2006 we were in compliance with the covenants contained within our senior credit agreements and indenture governing the Notes.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following May 28, 2006. We will be required to make scheduled principal payments of approximately $22.0 million during the next twelve months, substantially all of which is for debt owed by our international subsidiaries as well as the $10.3 million of estimated mandatory prepayment on our senior term debt as noted above (such payment, which would be due in March of 2007, will likely be reduced due to voluntary repayments made subsequent to May 28, 2006). However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

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

  Dividend

        On June 29, 2006, our Board of Directors declared a cash dividend in the amount of $0.075 per share of common stock payable on August 1, 2006 to stockholders of record as of July 14, 2006. This will result in a dividend distribution of approximately $6.8 million to be paid during the third quarter of fiscal 2006.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Six Months Ended:
	May 28, 2006	May 29, 2005
	(in millions)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(19.8)	$34.7
Investing activities	(15.6)	(10.2)
Financing activities	22.7	(21.6)
Effect of exchange rate changes on cash	0.3	(0.7)

Change in cash and cash equivalents	(12.4)	2.2
Cash and cash equivalents:
Beginning of period	36.6	22.8

End of period	$24.2	$25.0

Six Months Ended May 28, 2006 Compared With Six Months Ended May 29, 2005

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $54.5 million to a $19.8 million net use of cash for the six months ended May 28, 2006, compared to a $34.7 million net source of cash for the six months ended May 29, 2005. Contributing to this decline were approximately $30.8 million of cash expenses and interest payments associated with the IPO and related debt extinguishments, approximately $14 million lower cash payments for taxes in the prior year period due to operating losses incurred in fiscal 2004, with the remaining decline primarily the result of changes in working capital and timing of various vendor payments, partially offset by lower cash payments for interest in the first half of fiscal 2006 as compared to the first half of fiscal 2005 due to a larger initial interest payment on the Notes made in December, 2004.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities increased approximately $5.4 million from the first half of fiscal 2005 primarily due to $4.6 million of proceeds from the sale of our former Randolph, Massachusetts manufacturing facility received in the first quarter of fiscal 2005 as compared with only $0.5 million of proceeds received in the first half of fiscal 2006, and $1.2 million higher capital expenditures for the first half of fiscal 2006 as compared with the prior year period.

        Cash Flows from Financing Activities.    Our cash flow from financing activities for the six months ended May 28, 2006 increased $44.3 million to a net source of $22.7 million from a net use of $21.6 million for the six months ended May 29, 2005. After payment of the $125 million dividend and $139.3 million of debt retirements, approximately $31.2 million of IPO proceeds remained available to cover operating cash costs related to the transaction. Notwithstanding debt retired with IPO proceeds, debt repayments, net of borrowings, were approximately $11.3 million higher during the six months ended May 29, 2005 due to $35 million of voluntary prepayments on the senior term debt made in the prior year period.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended May 28, 2006 and May 29, 2005:

	Three months ended		Six months ended
	May 28, 2006	May 29, 2005	May 28, 2006	May 29, 2005
Income before cumulative effect of change in accounting principle	$0.1	$6.4	$23.4	$27.1
Interest cost	17.9	20.4	36.6	40.1
Income taxes	(2.4)	17.3	12.4	30.2
Depreciation and amortization	5.3	5.2	11.0	10.7

EBITDA	$20.9	$49.3	$83.4	$108.1
Management fees to KKR	0.2	0.5	0.8	1.0
Unusual and nonrecurring losses:
IPO expenses	28.5	—	28.5	—
Post-closing residual plant costs	0.2	0.4	0.4	0.8
Non-cash compensation	1.6	0.3	2.1	—
Debt extinguishment or refinancing charges	5.3	6.2	5.3	6.2
Other (various)	0.2	(0.7)	0.4	(0.4)

Adjusted EBITDA	$56.9	$56.0	$120.9	$115.7

        The following table reconciles EBITDA to cash flow from operations:

	Six Months Ended
	May 28, 2006	May 29, 2005
Income before cumulative effect of change in accounting principle	$23.4	$27.1
Interest	36.6	40.1
Income Taxes	12.4	30.2
Depreciation & Amortization	11.0	10.7

EBITDA	83.4	108.1
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(36.6)	(40.1)
Income taxes	(12.4)	(30.2)
Non-cash charges against (credits to) net income	9.3	27.1
Changes in operating assets & liabilities.	(63.5)	(30.2)

Cash flow from operations	$(19.8)	$34.7

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

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At May 28, 2006, we had forward contracts to sell a total of 22.0 million Canadian dollars with expiration dates ranging from March 15, 2006 through November 15, 2006. At May 28, 2006, the fair value of our net obligation under the forward contracts was $0.4 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

    Interest Rate Risk

        As more fully discussed in Note 12 to our Condensed Consolidated Financial Statements (Part I, Item 1 included herein), we had entered into two interest rate swap agreements associated with debt existing prior to the April 2004 recapitalization. Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. The combined fair value carrying amount of these swap instruments at May 28, 2006 and November 27, 2005 was a net obligation of $0.8 million and $1.9 million, respectively.

        On June 3, 2004, we entered into an interest rate swap agreement on July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument was an asset of $3.8 million at May 28, 2006 and $2.8 million at November 27, 2005.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at May 28, 2006, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

    Commodity Price Risks

        The cost of our steel innerspring and our polyurethane foam and polyethylene component parts are impacted by volatility in the price of steel and petroleum. We expect the cost of the components to remain elevated above their recent historical averages, and we expect these costs to continue at current levels or increase further throughout fiscal 2006. Thus far, we have been able to successfully address these cost pressures through a price increase announced in May of 2004 and November of 2005, and through cost reduction efforts. We do not engage in commodity hedging programs.

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

        In connection with the evaluation of our disclosure controls and procedures for the year ended November 28, 2004, and in connection with observations by our independent registered public accountants identified in their 2004 audit of our consolidated financial statements for fiscal 2004, management identified certain deficiencies in our financial statement close process primarily related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process. Management discussed these deficiencies with our Audit Committee and we are currently addressing these deficiencies. Beginning with the financial statement close process for the first fiscal quarter of 2005, we instituted an enhanced management review and approval process for various reserves and accruals. In addition, we enhanced our balance sheet review procedures for the individual plant locations. The Company continued these enhanced procedures for the financial statement close process for the quarter ended May 28, 2006. While the Company made progress during fiscal 2005 and continued this progress through the first half of 2006 as it relates to the overall control of the financial statement close process, management believes that such deficiencies have not been sufficiently remediated to conclude that significant deficiencies no longer exist. We expect to continue to improve the financial statement close process in 2006 as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2007.

        There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d)
Use of Proceeds

        On April 12, 2005, we completed our initial public offering (the "IPO") of 32,200,000 shares of common stock (the "IPO Shares"). We sold 20,000,0000 shares (the "Company Shares") at a price to the public of $16.00 per share and selling stockholders sold 12,200,000 shares (the "Selling Stockholder Shares") at a price to the public of $16.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-126280). The registration statement was declared effective by the Securities and Exchange Commission on April 6, 2006. Citigroup Global Markets Inc., Goldman, Sachs & Co, J.P. Morgan Securities Inc. and Banc of America Securities LLC served as joint book-running managers. The net proceeds to us from the sale of the Company Shares, after deducting the underwriting discount, were approximately $299.2 million. The underwriters received a discount of $1.04 per share on the Company Shares, for a total underwriting discount of $20.8 million. During the second quarter, we have used the net proceeds from the IPO as follows: (i) on April 12, 2006, $125 million was distributed as a cash dividend to stockholders of record as of April 6, 2006, immediately prior to the IPO; (ii) on April 21, 2006, approximately $90.0 million was paid to redeem our Senior Subordinated PIK Notes, including accrued interest and prepayment penalties thereon; (iii) on April 26, 2006, we completed a series of open market transactions whereby approximately $51.6 million was paid to repurchase and retire approximately $47.5 million aggregate principal amount of the our Senior Subordinated Notes (the "Notes") due in 2014, at market prices ranging from 105.25% to 105.94% of par, along with accrued interest thereon; (iv) on April 12, 2006 we paid $11.0 million to KKR to terminate the management services agreement with them; (v) we have paid approximately $17.5 million to members of management for transaction-related bonuses; and (vi) approximately $3.7 million has been used for other costs associated with the IPO. Approximately $0.4 million of the net proceeds remained available for our use. We did not receive any proceeds from the sale by the selling stockholders of the Selling Stockholder Shares.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits

4.1
Second Supplemental Indenture, dated as of May 25, 2006, among Sealy Corporation, Sealy Mattress Corporation, Sealy Mattress Company, the Guarantors listed on Schedule I thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Sealy Corporation's Current Report on Form 8-K, filed on May 31, 2006).
31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
32	Certification pursuant to 18 U.S.C. Section 1350.

44

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      SEALY CORPORATION

Signature	Title

/s/ DAVID J. MCILQUHAM David J. McIlquham	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES B. HIRSHORN James B. Hirshorn	Senior Executive Vice President Finance, Operations, Research & Development (Principal Accounting Officer)

Date: July 12, 2006

QuickLinks

PART I. FINANCIAL INFORMATION
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements
SEALY CORPORATION Supplemental Consolidating Condensed Balance Sheet May 28, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Balance Sheet November 27, 2005 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Three Months Ended May 28, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Three Months Ended May 29, 2005 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Six Months Ended May 28, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Six Months Ended May 29, 2005 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Six Months Ended May 28, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Six Months Ended May 29, 2005 (in thousands)
SEALY CORPORATION
PART II. OTHER INFORMATION
SIGNATURES