Form 10-Q/A
period 2006-05-28
SEALY CORP
filed 2006-10-11
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This Quarterly Report on Form 10-Q/A (the "Amendment") amends and restates the Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2006 filed on July 12, 2006 (the "Original Filing"). Sealy Corporation has filed this Quarterly Report to correct the presentation of Guarantor/Non-Guarantor financial information disclosed in Note 20, Guarantor/Non-Guarantor Financial Information, to the Condensed Consolidated Financial Statements. This Quarterly Report on Form 10-Q/A corrects Item 1, Financial Information, and Item 4, Disclosure Controls and Procedures, solely as a result of, and to reflect, the correction. Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our principal executive and principal accounting officers, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certificates are attached as Exhibits 31.1, 31.2 and 32, respectively. Except for the restated information described above, this Quarterly Report on Form 10-Q/A continues to describe conditions as of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.

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

Note 20:    Guarantor/Non-Guarantor Financial Information (As Restated)

        In this Amendment, the Company has restated errors in the presentation of net sales, cost of goods sold, income from equity investees, income taxes, net income, inventory, net investment in and advances to (from) subsidiaries, due to (from) Parent Company, and stockholders' deficit line items for the Combined Guarantor Subsidiaries and the Combined Non-Guarantor Subsidiaries. The nature of the errors related principally to inappropriate eliminations of intercompany transactions within certain of the consolidating columns rather than the "Eliminations" column in the Supplemental Consolidating Balance Sheet and Income Statement as of and for the three and six month period ended May 28, 2006. Specifically, incorrect amounts were used to eliminate intercompany sales and profit in inventory as the result of a clerical error. These corrections are limited to consolidating amounts within this Note 20, and do not affect the Condensed Consolidated Financial Statements. The errors affected prior periods, however, the affects on these periods were deemed to be immaterial. The following schedules present the specific line item amounts which have changed as a result of this correction (in thousands):

Supplemental Consolidating Condensed Balance Sheet, May 28, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Inventories	$—	$—	$1,238	$48,625	$17,964	$—	$67,827
Net Investment in and advances to (from) subsidiaries	(281,730)	(281,730)	887,301	(113,750)	(63,146)	(146,945)	—
Due to (from) Parent Company	(89,893)	—	—	89,893	—	—	—
Stockholders' deficit	(212,389)	(281,730)	143,272	233,863	51,540	(146,945)	(212,389)
As Restated:
Inventories	—	—	1,238	49,314	20,049	(2,774)	67,827
Net Investment in and advances to (from) subsidiaries	(282,884)	(282,884)	886,114	(113,293)	(63,380)	(143,673)	—
Due to (from) Parent Company	(91,047)	—	—	91,047	—	—	—
Stockholders' deficit	(212,389)	(282,884)	142,085	233,855	53,391	(146,447)	(212,389)

Supplemental Consolidating Condensed Statements of Operations, Three Months Ended May 28, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Net sales	$—	$—	$16,393	$323,660	$82,907	$(46,248)	$376,712
Cost of goods sold	—	—	9,636	194,430	50,318	(46,248)	208,136
Income from equity investees	(3,315)	(3,420)	(2,875)	—	—	9,610	—
Income taxes	792	(26)	(314)	(4,804)	1,945	—	(2,407)
Net income	126	3,315	3,420	2,875	5,376	(14,986)	126
As Restated:
Net sales	—	—	16,393	284,793	88,974	(13,448)	376,712
Cost of goods sold	—	—	9,636	154,874	54,300	(10,674)	208,136
Income from equity investees	(1,401)	(1,473)	(1,477)	—	—	4,351	—
Income taxes	(1,122)	(59)	235	(3,113)	1,945	(293)	(2,407)
Net income	126	1,401	1,473	1,873	7,461	(12,208)	126

Supplemental Consolidating Condensed Statements of Operations, Six Months Ended May 28, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Net sales	$—	$—	$32,100	$628,317	$161,353	$(49,323)	$772,447
Cost of goods sold	—	—	19,046	359,352	98,099	(49,323)	427,174
Income from equity investees	(27,615)	(27,791)	(24,862)	—	—	80,268	—
Income taxes	—	(75)	1,205	6,391	4,924	—	12,445
Net income	23,098	27,615	27,791	24,862	9,639	(89,907)	23,098
As Restated:
Net sales	—	—	32,100	589,450	167,420	(16,523)	772,447
Cost of goods sold	—	—	19,046	319,796	102,081	(13,749)	427,174
Income from equity investees	(25,699)	(25,844)	(23,464)	—	—	75,007	—
Income taxes	(1,916)	(106)	1,754	8,082	4,924	(293)	12,445
Net income	23,098	25,699	25,844	23,860	11,724	(87,127)	23,098

Guarantor/Non-Guarantor Financial Statements

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

        The following supplemental consolidating condensed financial statements present:

  1.
  Consolidating condensed balance sheets as of May 28, 2006 (restated) and November 27, 2005 and consolidating condensed statements of operations and cash flows for the three and six months ended May 28, 2006 (restated) and May 29, 2005.

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

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet (as Restated)
May 28, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$337	$—	$1	$14,647	$9,222	$—	$24,207
Accounts receivable, net	400	—	452	115,162	68,082	—	184,096
Inventories	—	—	1,238	49,314	20,049	(2,774)	67,827
Assets held for sale	—	—	—	1,405	—	—	1,405
Prepaid expenses, deferred income taxes and other current assets	13	—	2,912	32,884	2,450	—	38,259

	750	—	4,603	213,412	99,803	(2,774)	315,794
Property, plant and equipment, at cost	—	—	8,105	260,828	77,517	—	346,450
Less accumulated depreciation	—	—	(4,512)	(141,108)	(25,490)	—	(171,110)

	—	—	3,593	119,720	52,027	—	175,340
Other assets:
Goodwill		—	24,741	304,773	58,772	—	388,286
Other intangibles, net		—	—	4,049	459	—	4,508
Net investment in and advances to (from) subsidiaries	(282,884)	(282,884)	886,114	(113,293)	(63,380)	(143,673)	—
Debt issuance costs, net, and other assets	—	—	22,007	5,036	1,806	—	28,849

	(282,884)	(282,884)	932,862	200,565	(2,343)	(143,673)	421,643

Total assets	$(282,134)	$(282,884)	$941,058	$533,697	$149,487	$(146,447)	$912,777

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$10,304	$1,959	$9,692	$—	$21,955
Accounts payable	—	—	320	68,287	40,313	—	108,920
Accrued customer incentives and advertising	—	—	—	26,333	5,018	—	31,351
Accrued compensation	—	—	323	22,679	7,388	—	30,390
Accrued interest	—	—	833	15,842	134	—	16,809
Other accrued expenses	(8)	—	796	33,631	4,962	—	39,381

	(8)	—	12,576	168,731	67,507	—	248,806
Due to (from) Parent Company	(91,047)	—	—	91,047	—	—	—
Long-term obligations	—	—	781,696	800	13,596	—	796,092
Other noncurrent liabilities	—	—	—	36,507	8,807	—	45,314
Deferred income taxes	—	—	4,701	2,757	6,186	—	13,644
Common stock & options subject to redemption	21,310	—	—	—	—	—	21,310
Stockholders' deficit	(212,389)	(282,884)	142,085	233,855	53,391	(146,447)	(212,389)

Total liabilities and stockholders' deficit	$(282,134)	$(282,884)	$941,058	$533,697	$149,487	$(146,447)	$912,777

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

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations (as Restated)
Three Months Ended May 28, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$16,393	$284,793	$88,974	$(13,448)	$376,712
Costs and expenses:
Cost of goods sold	—	—	9,636	154,874	54,300	(10,674)	208,136
Selling, general and administrative	(3)	—	1,542	98,678	22,894	—	123,111
Expenses associated with IPO	—	—	—	27,958	552	—	28,510
Amortization of intangibles	—	—	—	72	61	—	133
Royalty (income) expense, net	—	—	—	(4,256)	550	—	(3,706)

Income from operations	3	—	5,215	7,467	10,617	(2,774)	20,528
Interest expense	1,240	131	16,252	(121)	391	—	17,893
Other (income) expense, net	1,160	—	4,135	(256)	(123)	—	4,916
Income from equity investees	(1,401)	(1,473)	(1,477)	—	—	4,351	—
Income from nonguarantor equity investees	—	—	—	(5,376)	—	5,376	—
Capital charge and intercompany interest allocation	—	—	(15,403)	14,460	943	—	—

Income before income taxes	(996)	1,342	1,708	(1,240)	9,406	(12,501)	(2,281)
Income tax expense (benefit)	(1,122)	(59)	235	(3,113)	1,945	(293)	(2,407)

Net income	$126	$1,401	$1,473	$1,873	$7,461	$(12,208)	$126

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

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations (as Restated)
Six Months Ended May 28, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$32,100	$589,450	$167,420	$(16,523)	$772,447
Costs and expenses:
Cost of goods sold	—	—	19,046	319,796	102,081	(13,749)	427,174
Selling, general and administrative	(3)	—	3,092	199,235	44,391	—	246,715
Expenses Associated with IPO	—	—	—	27,958	552	—	28,510
Amortization of intangibles	—	—	—	144	111	—	255
Royalty (income) expense, net	—	—	—	(8,472)	1,077	—	(7,395)

Income from operations	3	—	9,962	50,789	19,208	(2,774)	77,188
Interest expense	3,360	251	32,328	(203)	893	—	36,629
Other (income) expense, net	1,160	—	4,135	(275)	(291)	—	4,729
Income from equity investees	(25,699)	(25,844)	(23,464)	—	—	75,007	—
Income from nonguarantor equity investees	—	—	—	(9,639)	—	9,639	—
Capital charge and intercompany interest allocation	—	—	(30,635)	28,677	1,958	—	—

Income before income taxes	21,182	25,593	27,598	32,229	16,648	(87,420)	35,830
Income tax expense (benefit)	(1,916)	(106)	1,754	8,082	4,924	(293)	12,445

Income before cumulative effect	23,098	25,699	25,844	24,147	11,724	(87,127)	23,385
Cumulative effect of change in accounting principle	—	—	—	287	—	—	287

Net income	$23,098	$25,699	$25,844	$23,860	$11,724	$(87,127)	$23,098

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

SEALY CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q/A as well as our management's discussion and analysis included in our Registration Statement on Form S-1 (File No. 333-126280) and related prospectus dated April 6, 2006, and all of our other filings with the SEC from April 6, 2006 through the date of this report. Except where the context suggests otherwise, the terms "we," "us" and "our" refer to Sealy Corporation and its subsidiaries.

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

    Forward Looking Statements

        "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.    When used in this Quarterly Report on Form 10-Q/A, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operational results. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q/A and are expressly qualified in their entirety by the cautionary statements include in this Quarterly Report on Form 10-Q/A. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

Item 4. Internal Control and Procedures

        As described in the Original Filing, under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the period covered by the Original Filing. Based on that evaluation our principal executive officer and principal accounting officer concluded that disclosure controls and procedures were effective as of the end of the period covered by the Original Filing. Subsequent to the Original Filing, as further described in Note 20 to the Condensed Consolidated Financial Statements, the Company identified errors in its guarantor/non-guarantor financial disclosure. Upon the discovery of these errors and upon evaluation of the control deficiencies resulting in the errors, our principal executive officer and principal accounting officer concluded that disclosure controls and procedures were not effective as of the end of the period covered by the Original Filing.

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

        In the third quarter of fiscal 2006, the Company changed the process for preparing the guarantor/non-guarantor footnote disclosures to include requirements for more detailed documentation and support for adjusting and eliminating amounts in the worksheets used to prepare the footnote disclosure. Further, the Company has implemented a more detailed review process that includes review of supporting documentation by the financial reporting group as well as additional analytical comparisons.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d)
Use of Proceeds

        On April 12, 2006, we completed our initial public offering (the "IPO") of 32,200,000 shares of common stock (the "IPO Shares"). We sold 20,000,0000 shares (the "Company Shares") at a price to the public of $16.00 per share and selling stockholders sold 12,200,000 shares (the "Selling Stockholder Shares") at a price to the public of $16.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-126280). The registration statement was declared effective by the Securities and Exchange Commission on April 6, 2006. Citigroup Global Markets Inc., Goldman, Sachs & Co, J.P. Morgan Securities Inc. and Banc of America Securities LLC served as joint book-running managers. The net proceeds to us from the sale of the Company Shares, after deducting the underwriting discount, were approximately $299.2 million. The underwriters received a discount of $1.04 per share on the Company Shares, for a total underwriting discount of $20.8 million. During the second quarter, we have used the net proceeds from the IPO as follows: (i) on April 12, 2006, $125 million was distributed as a cash dividend to stockholders of record as of April 6, 2006, immediately prior to the IPO; (ii) on April 21, 2006, approximately $90.0 million was paid to redeem our Senior Subordinated PIK Notes, including accrued interest and prepayment penalties thereon; (iii) on April 26, 2006, we completed a series of open market transactions whereby approximately $51.6 million was paid to repurchase and retire approximately $47.5 million aggregate principal amount of the our Senior Subordinated Notes (the "Notes") due in 2014, at market prices ranging from 105.25% to 105.94% of par, along with accrued interest thereon; (iv) on April 12, 2006 we paid $11.0 million to KKR to terminate the management services agreement with them; (v) we have paid approximately $17.5 million to members of management for transaction-related bonuses; and (vi) approximately $3.7 million has been used for other costs associated with the IPO. Approximately $0.4 million of the net proceeds remained available for our use. We did not receive any proceeds from the sale by the selling stockholders of the Selling Stockholder Shares.

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

Date: October 11, 2006

QuickLinks

EXPLANATORY NOTE
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
SEALY CORPORATION Supplemental Consolidating Condensed Balance Sheet (as Restated) May 28, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Balance Sheet November 27, 2005 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations (as Restated) Three Months Ended May 28, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Three Months Ended May 29, 2005 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations (as Restated) Six Months Ended May 28, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Six Months Ended May 29, 2005 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Six Months Ended May 28, 2006 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Six Months Ended May 29, 2005 (in thousands)
SEALY CORPORATION
PART II. OTHER INFORMATION
SIGNATURES