Form 10-Q
period 2006-08-27
SEALY CORP
filed 2006-10-11
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 27, 2006
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares of the registrant's common stock outstanding as of October 9, 2006 is approximately: 90,983,041.

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	August 27, 2006	August 28, 2005
Net sales	$415,124	$390,026
Cost of goods sold	229,941	214,081

Gross Profit	185,183	175,945
Selling, general and administrative expenses	127,207	117,908
Amortization of intangibles	144	122
Royalty income, net of royalty expense	(3,830)	(3,603)

Income from operations	61,662	61,518
Interest expense	15,981	19,308
Debt extinguishment and refinancing expenses	4,567	—
Other income, net	(75)	(70)

Income before income tax expense	41,189	42,280
Income tax expense	11,821	16,025

Net income	$29,368	$26,255

Earnings per common share—Basic	$0.32	$0.37

Earnings per common share—Diluted	$0.30	$0.35

Weighted average number of common shares outstanding:
Basic	90,959	70,454
Diluted	96,650	75,808

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Nine Months Ended
	August 27, 2006	August 28, 2005
Net sales	$1,187,571	$1,104,939
Cost of goods sold	657,115	612,831

Gross Profit	530,456	492,108
Selling, general and administrative expenses	373,922	336,704
Expenses associated with initial public offering of common stock	28,510	—
Amortization of intangibles	399	409
Royalty income, net of royalty expense	(11,225)	(9,947)

Income from operations	138,850	164,942
Interest expense	52,610	59,413
Debt extinguishment and refinancing expenses	9,862	6,248
Other income, net	(641)	(228)

Income before income tax expense	77,019	99,509
Income tax expense	24,266	46,199

Income before cumulative effect of a change in accounting principle	52,753	53,310
Cumulative effect of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	287	—

Net income	$52,466	$53,310

Earnings per common share—Basic
Income before cumulative effect of change in accounting principle	$0.65	$0.76
Cumulative effect of change in accounting principle	0.00	—

Earnings per common share—Basic	$0.65	$0.76

Earnings per common share—Diluted
Income before cumulative effect of a change in accounting principle	$0.60	$0. 71
Cumulative effect of change in accounting principle	0.00	—

Earnings per common share—Diluted	$0.60	$0.71

Weighted average number of common shares outstanding:
Basic	81,169	70,341
Diluted	87,185	75,073

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)

	August 27, 2006	November 27, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,206	$36,554
Accounts receivable, net of allowances for bad debts, cash discounts and returns	208,760	175,414
Inventories	66,465	60,141
Assets held for sale	2,338	1,405
Prepaid expenses and other current assets	22,719	14,320
Deferred income taxes	15,823	16,555

	338,311	304,389
Property, plant and equipment — at cost	347,711	328,935
Less: accumulated depreciation	(173,323)	(160,958)

	174,388	167,977
Other assets:
Goodwill	388,279	384,646
Other intangibles	4,399	4,559
Debt issuance costs, net, and other assets	27,615	33,116

	420,293	422,321

	$932,992	$894,687

Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of long-term obligations	$15,388	$12,769
Accounts payable	116,037	119,558
Accrued incentives and advertising	38,281	37,958
Accrued compensation	31,970	44,138
Accrued interest	6,467	18,414
Other accrued expenses	41,191	47,429

	249,334	280,266
Long-term obligations, net of current portion	795,782	948,975
Other noncurrent liabilities	44,059	43,659
Deferred income taxes	11,952	12,356
Common stock and options subject to redemption	20,263	21,654
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 200,000 shares; Issued and outstanding: 2006—90,983; 2005—70,480 (including shares classified above as subject to redemption: 2006—424; 2005—263)	904	702
Additional paid-in capital	664,588	365,900
Accumulated deficit	(860,821)	(781,463)
Accumulated other comprehensive income	6,931	2,638

	(188,398)	(412,223)

	$932,992	$894,687

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit
(in thousands)
(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Par Value				Total
Balance at November 27, 2005	$65,322	70,480	$702	$365,900	$(781,463)	$2,638	$(412,223)
Net income	52,466	—	—	—	52,466	—	52,466
Foreign currency translation adjustment	4,346	—	—	—	—	4,346	4,346
Change in fair value of cash flow hedge	(53)	—	—	—	—	(53)	(53)
Initial Public Offerring (IPO):
Proceeds from IPO, net of underwriting discount of $20,800	—	20,000	200	299,000	—	—	299,200
Direct costs of IPO	—	—	—	(3,689)	—	—	(3,689)
Stock-based compensation:
Conversion of options to shares in connection with the IPO	—	192	2	348	—	—	350
Compensation associated with stock option grants	—	—	—	1,153	—	—	1,153
Directors' deferred stock compensation	—	—	—	329	—	—	329
Cash dividend	—	—	—	—	(131,824)	—	(131,824)
Exercise of stock options	—	311	3	(2,730)	—	—	(2,727)
Excess tax benefit on options exercised or converted	—	—	—	2,884	—	—	2,884
Adjustment of temporary equity subject to redemption	—	—	(3)	1,393	—	—	1,390

Balance at August 27, 2006	$56,759	90,983	$904	$664,588	$(860,821)	$6,931	$(188,398)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	August 27, 2006	August 28, 2005
Cash flows from operating activities:
Net income	$52,466	$53,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,625	16,379
Deferred income taxes	1,700	16,525
Non-cash interest expense:
Senior Subordinated PIK Notes	3,348	5,902
Amortization of debt issuance costs and other	1,237	3,041
Stock-based compensation	3,040	920
(Gain) loss on sale of assets	402	(1,353)
Write-off of debt issuance costs related to debt extinguishments	6,302	3,384
Cumulative effect of accounting change	287	—
Other, net	(5,011)	1,830
Changes in operating assets and liabilities:
Accounts receivable	(33,346)	(25,394)
Inventories	(6,324)	(2,539)
Prepaid expenses and other current assets	(4,587)	5,310
Accounts payable	(4,589)	8,135
Accrued expenses	(35,179)	(18,501)
Other liabilities	511	(3,148)

Net cash provided by operating activities	(3,118)	63,801

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(20,674)	(19,756)
Proceeds from the sale of property, plant and equipment	494	9,800

Net cash used in investing activities	(20,180)	(9,956)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24,489	295,511	—
Cash dividend	(131,824)	—
Repayment of long-term debt	(586,614)	(60,000)
Borrowings under new credit facility	440,000	—
Borrowings under revolving credit facilities	137,191	194,172
Repayments of amounts borrowed under revolving credit facilities	(150,106)	(189,370)
Other borrowings	1,312	7,069
Exercise of employee stock options, including related excess tax benefits	3,012	427
Debt issuance costs	(657)	(251)
Other	—	(233)

Net cash provided by (used in) financing activities	7,825	(48,186)

Effect of exchange rate changes on cash	1,125	(427)

Change in cash and cash equivalents	(14,348)	5,232
Cash and cash equivalents:
Beginning of period	36,554	22,779

End of period	$22,206	$28,011

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1:    Basis of Presentation

        The interim condensed consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying annual condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 27, 2005 included within the Company's Registration Statement on Form S-1 (File No. 333-126280).

        On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of the Company's capital stock. Certain of the Company's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the "Notes") issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the Notes. At August 27, 2006, KKR controlled approximately 52% of the issued and outstanding common stock of the Company.

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

        All common stock and per share amounts presented in the condensed consolidated financial statements and accompanying notes thereto have been restated to reflect a 0.7595 for 1 reverse stock split which became effective on March 23, 2006.

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

1
PIK Note penalty of $0.9 million and Note repurchase premium of $2.7 million are included in "debt extinguishment and refinancing expenses" in the condensed consolidated statements of operations for the nine months ended August 27, 2006.

2
Bonuses of $17.5 million and fee of $11.0 million are included in "expenses associated with initial public offering of common stock" in the accompanying statements of operations for the nine months ended August 27, 2006.

3
Direct costs of IPO were charged against additional paid-in capital in the accompanying balance sheet. At August 27, 2006 there are no material unpaid fees associated with the IPO.

        The condensed consolidated statements of operations for the nine months ended August 27, 2006 also include the following charges related to the IPO and associated debt extinguishments:

(in millions)
Cash charges:
Compensation expense associated with transaction bonuses	$17.5
Fee paid to KKR for termination of Management Services Agreement	11.0

Total charges included in "expenses associated with initial public offering of common stock"	28.5
Cash premiums and prepayment penalties totaling $3.6 million plus non-cash charges of $1.7 million resulting from the repurchase of Notes and retirement of PIK Notes, included in "debt extinguishment and refinancing expenses"	5.3
Non-cash compensation resulting from the conversion of certain equity share options into common stock, included in "selling, general and administrative expenses"	0.4

Total charges related to the IPO	$34.2

Note 3:    Share-Based Compensation

        Effective August 29, 2005 (the beginning of the fourth quarter of fiscal 2005), the Company adopted the provisions of FAS No. 123 (revised 2004) "Share-Based Payment" ("FAS 123(R)"). Previously, as permitted by FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the

Company accounted for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and recorded no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. Prior to Sealy Corporation's June 30, 2005 filing of a registration statement on Form S-1, the Company had been considered a nonpublic entity as defined by both FAS 123 and FAS 123(R), and had used the minimum value method of measuring equity share options for pro forma disclosure purposes. Accordingly, the Company is required to apply the provisions of FAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company has continued to account for any portion of awards outstanding at August 29, 2005 using the provisions of APB 25 as previously permitted under FAS 123. In addition, the Company has discontinued pro forma disclosures previously required by FAS 123 for equity share options accounted for using the intrinsic value method of APB 25.

        From the time of the Company's adoption of FAS 123(R) through the first quarter of fiscal 2006, no new stock options were granted, nor were outstanding options modified. During the nine months ended August 27, 2006, the Company granted new options to purchase 2,020,983 shares of common stock, and recognized compensation expense associated with these grants of approximately $1.2 million. As of August 27, 2006, there was approximately $8.2 million of unrecognized compensation costs associated with these grants. That cost is expected to be recognized over a weighted average period of 4.0 years. The options granted during the third quarter of fiscal 2006 had a weighted average grant-date fair value of $3.97 per option and the weighted average grant-date fair value for all option grants during fiscal 2006 was $4.96 per option. The Company valued these stock option grants using the Black-Scholes valuation model with the following assumptions:

Expected volatility	29%–30%
Expected dividend yield	1.88–2.42%
Expected term (in years)	5.0–7.5
Risk-free rate	4.85%–5.10%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is based on the Company's current quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date. Expected term is estimated based on the simplified method allowed under Staff Accounting Bulletin No. 107, issued by the United States Securities and Exchange Commission. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        The Company also recognized compensation expense during the nine months ended August 27, 2006 related to 192,236 options which were converted to shares of stock in connection with the IPO on April 6, 2006. Non-cash compensation of approximately $0.4 million, reflecting the excess of the fair value of the shares received over the fair value of the options converted, is included in selling, general and administrative expenses. Cash compensation expense of approximately $2.8 million, resulting from the payment of taxes on behalf of employees benefiting from the conversion, is included in "expenses associated with initial public offering of common stock" in the accompanying statements of operations.

        During the three and nine months ended August 27, 2006 and August 28, 2005, the Company recognized expense of $0.3 million and $1.2 million, respectively, for fiscal 2006 and $0.2 million and $0.5 million, respectively, for fiscal 2005, resulting from the accretion of an obligation to three executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company's common stock.

Note 4:    Inventories

        The major components of inventories were as follows (in thousands):

	August 27, 2006	November 27, 2005
Raw materials	$40,285	$32,336
Work in process	17,082	18,945
Finished goods	9,098	8,860

	$66,465	$60,141

Note 5:    Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products, and a 20-year warranty on its TrueForm product line introduced late in the first quarter of fiscal 2005. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the Company's accrued warranty obligations for each of the nine months ended August 27, 2006 and August 28, 2005 and the year ended November 27, 2005 was as follows (in thousands):

	August 27, 2006	November 27, 2005	August 28, 2005
Accrued warranty obligations at beginning of period	$14,321	$13,857	$13,857
Warranty claims	(12,236)	(14,484)	(11,366)
Warranty provisions	12,580	14,948	11,940

Accrued warranty obligations at end of period	$14,665	$14,321	$14,431

        Warranty claims for the year ended November 27, 2005 include approximately $8.9 million for claims associated with products sold prior to November 28, 2004 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $4.0 million, $4.3 million and $3.5 million for the nine months ended August 27, 2006, the year ended November 27, 2005 and the nine months ended August 28, 2005, respectively.

Note 6:    Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the nine months ended August 27, 2006 are as follows (in thousands):

Balance as of November 27, 2005	$384,646
Increase due to foreign currency translation	3,633

Balance as of August 27, 2006	$388,279

        Total other intangibles of $4.4 million (net of accumulated amortization of $5.0 million) as of August 27, 2006 consist primarily of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and unamortized pension prior service costs of $1.4 million.

Note 7:    Assets Held for Sale

        The Company has assets held for sale totaling $2.4 million at August 27, 2006 and $1.4 million at November 27, 2005. The $2.4 million is for a facility that is expected to be sold within the next twelve months. The fiscal 2005 balance was for the Oakville, CT facility. The Company is continuing to remediate groundwater contamination at that site and does not expect to sell the facility in the next twelve months (see Note 17). As a result, the Company has reclassified this facility to other assets on the balance sheet.

Note 8:    Long-Term Obligations

        Long-term debt as of August 27, 2006 and November 27, 2005 consisted of the following:

	August 27, 2006	November 27, 2005
	(in thousands)
Senior Revolving Credit Facility	$6,309	$18,814
Senior Secured Term Loan	440,000	450,000
Senior Subordinated Notes	342,000	389,500
Senior Subordinated PIK Notes	—	85,766
Other	22,861	17,664

	811,170	961,744
Less current portion	(15,388)	(12,769)

	$795,782	$948,975

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At August 27, 2006, amounts outstanding under the senior revolving credit facility included $6.3 million under the Canadian portion of the facility. At August 27, 2006, the Company had approximately $86.6 million available under the revolving credit facility after taking into account letters of credit issued totaling $32.1 million.

        Annually, the Company may be required to make principal prepayments depending on certain financial ratios, as defined in its senior secured credit agreement. At August 27, 2006, the Company estimates that a payment will not have to be made with respect to excess cash flow for the 2006 fiscal year, and as such, no amount has been reclassified to current for an anticipated principal prepayment.

        On August 25, 2006, the Company entered into the Third Amended and Restated Credit Agreement (the "Third Amended and Restated Credit Agreement"), which amended and restated the Second Amended and Restated Credit Agreement, dated April 14, 2005 (the "Existing Credit Agreement"). The Third Amended and Restated Credit Agreement amended the Existing Credit Agreement to refinance the $440 million outstanding under the existing senior secured term loan in two tranches, one for $300 million maturing August 25, 2011 and one for $140 million due August 25, 2012. The Third Amended and Restated Credit Agreement also reduced the applicable interest rate margins charged on the senior secured term loan, provided certain financial leverage ratio tests are met. In addition, the Third Amended and Restated Credit Agreement provides Sealy Corporation with greater flexibility to receive dividend distributions from its subsidiaries, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of the Company's $125 million senior revolving credit facility were unchanged by the Third Amended and Restated Credit Agreement. In connection with the amendment and restatement, the Company incurred a charge of $4.6 million during the three months ended August 27, 2006, including $4.1 million for the write-off of deferred finance charges and $0.5 million of related fees and expenses (Note 9).

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

        At August 27, 2006 the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the Notes.

        The Company has corrected its presentation within the statement of cash flows of activity related to borrowings and repayments under its revolving credit facility. Such borrowings and repayments, formerly presented on a net basis, are now shown in their gross amounts. This correction had no effect on total cash flows from financing activities.

Note 9:    Debt Extinguishment and Refinancing Expenses

        Debt extinguishment and refinancing expenses for the three months ended August 27, 2006 include $4.6 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on August 25, 2006 (Note 8), including non-cash charges of approximately $4.1 million resulting from the write-off of debt issuance costs. For the nine months ended August 27, 2006, debt extinguishment and refinancing expenses also include $5.3 million of expense resulting from the extinguishment of debt retired with proceeds from the IPO (Note 2), including non-cash charges of $1.7 million resulting from the write-off of debt issuance costs associated with the retired debt.

        For the nine months ended August 28, 2005, debt extinguishment and refinancing expenses include approximately $6.2 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on April 14, 2005, including non-cash charges of approximately $3.4 million resulting from the write-off of debt issuance costs. There was no debt extinguishment and refinancing expenses for the three months ended August 28, 2005.

Note 10:    Other Income, Net

        Other income, net, includes interest income for the three and nine months ended August 27, 2006 and August 28, 2005 of $0.1 million and $0.6 million for fiscal 2006 and $0.1 million and $0.2 million for fiscal 2005, respectively.

Note 11:    Conditional Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 became effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of the beginning of fiscal 2006 and has recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, the Company recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities. These resulted from obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2008 to 2032, the Company may be able to renegotiate such leases to extend the terms. On a pro forma basis for the nine months ended August 28, 2005, the effects would have been immaterial.

        In addition to the above obligations, the Company also owns certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. The Company has not recognized the asset retirement obligations in its financial statements for asbestos because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

Note 12:    Recently Issued Accounting Pronouncements

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as of the beginning of fiscal 2008 and is still assessing the potential impact of adoption.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company will apply this guidance for fiscal year end 2006.

        In September 2006, the FASB issued FAS 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is still assessing the potential impact of adoption.

        In September 2006, the FASB also issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Company will be the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. The Company is still assessing the potential impact of adoption.

Note 13:    Hedging Strategy

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

        In June 2004, the Company entered into a swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Effective August 25, 2006, the Company de-designated $13 million of the interest rate swap for hedge accounting due to the amendment of the senior secured term loan agreement (Note 7). As a result of the dedesignation, $0.2 million previously recorded in accumulated other comprehensive income was recorded as a reduction of interest expense. The effective portion of changes in the market value of $137 million of the swap is recorded in other comprehensive income and will be amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and nine months ended August 27, 2006 and August 28, 2005, $(0.5) million and $(1.1) million for fiscal 2006 and $0.2 million and $1.3 million for fiscal 2005, respectively, was recorded as an addition to (reduction of) interest expense, excluding the impact of the de-designation noted above. At August 27, 2006 and November 27, 2005, the fair value carrying amount of the instrument was recorded as follows (in thousands):

	August 27, 2006	November 27, 2005
Accrued interest receivable	$577	$—
Other current assets	1,811	1,042
Long term receivable	1,034	1,716

Total net asset	$3,422	$2,758

        At August 27, 2006 and November 27, 2005, accumulated other comprehensive income associated with the interest rate swap was $1.5 million and $1.6 million, respectively, net of income tax effects.

        The Company had also entered into two interest rate swap agreements associated with debt that no longer exists. Although the related debt was repaid, the swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of floating rate debt to a fixed rate and the subsequent swap effectively reestablished a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. Changes in the fair market value of these swaps are recorded in interest expense. At August 27, 2006 and November 27, 2005, the fair value carrying amount of these instruments was a current liability of $0.5 million and $1.9 million, respectively.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward and option contracts. The Company does not designate its foreign currency forward and option contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At August 27, 2006, the Company had forward contracts to sell a total of 7.0 million Canadian dollars and 10.0 million Mexican pesos with expiration dates ranging from September 15, 2006 through February 15, 2007. At August 27, 2006 and November 27, 2005, the fair value of the Company's net obligation under the forward contracts was a liability of $0.2 million and $0.3 million, respectively. For the three and nine months ended August 27, 2006, recognized foreign currency transaction gains were $0.2 million and $0.1 million, respectively, compared with losses of $0.1 million and gains of $2.3 million for the three and nine months ended August 28, 2005, respectively.

Note 14:    Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plan for the three and six months ended August 27, 2006 and August 28, 2005 are as follows (in thousands):

	Three months ended		Nine months ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
Service cost	$147	$148	$442	$446
Interest cost	207	195	621	587
Expected return on plan assets	(218)	(186)	(655)	(558)
Amortization of unrecognized gains and losses	30	36	90	109
Amortization of unrecognized transition asset	(22)	(21)	(66)	(65)
Amortization of unrecognized prior service cost	50	50	149	149

Net periodic pension cost*	$194	$222	$581	$668

Cash contributions	$425	$300	$1,125	$600

*
Net periodic pension cost recognized for the three and nine months ended August 27, 2006 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2006. Similarly, net periodic pension cost for the three and nine months ended August 28, 2005 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plan of approximately $1.0 million during the remainder of fiscal 2006.

Note 15:    Income Taxes

        The Company's effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and nine months ended August 27, 2006 is approximately 28.7% and 31.5%, respectively, compared to 37.9% and 46.4%, respectively, for the three and nine months ended August 28, 2005. The effective rates for the fiscal 2006 periods reflect a reduction in income tax expense due to recognition of benefits of approximately $2.4 million and $3.9 million for the three months and nine months ended August 28, 2006 resulting from reduction in the Company's income tax reserves due to resolutions with tax authorities and the elimination of certain federal and state tax exposures due to expiring statutes. A benefit of approximately $1 million resulted from the reduction of the valuation allowance on capital loss carry-forwards due to the availability of capital gains. The effective rate for the nine month fiscal 2005 period was significantly increased due to the provision of approximately $7.2 million of income taxes on foreign earnings repatriated to the United States during fiscal 2005.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, the Company's tax advisors, or resolution of issues in the courts. In addition the Company is still assessing the potential impact of FIN 48 (Note 11). The Company's tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest and penalties. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues have been presented to the

Company and the Company believes that such audits will not result in an assessment and payment of taxes related to these positions during the one year following August 27, 2006. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in the accompanying balance sheet.

Note 16:    Comprehensive Income

        Comprehensive income for the three and nine months ended August 27, 2006 was $27.7 million and $56.4 million, respectively, and for the three and nine months ended August 28, 2005 was $28.4 million and $50.9 million, respectively.

Note 17:    Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection's approval, and has concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor groundwater remediation at the site. The Company has recorded a reserve for $2.0 million ($2.7 million prior to discounting at 4.50%) associated with this remediation project, and it is reasonably possible that up to an additional $0.2 million may be incurred to complete the project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and our liability, if any, cannot be reasonably estimated at this time, we have not made any accruals related to this matter.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company has identified cadmium in the ground water at the site and intends to address that during fiscal 2007. The Company has recorded a reserve of approximately $0.8 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

Note 18:    Common Stock and Options Subject to Redemption

        In connection with its adoption of FAS 123(R), the Company reclassified as temporary equity amounts previously included in additional paid-in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable for a 180 day period following death or disability of the share or option holder.

Note 19:    Related Party Transactions

        The Company also used $11.0 million of IPO proceeds to pay KKR a termination fee to end the Management Services Agreement between the Company and KKR. As a result, these fees are no longer being paid starting in April 2006. The Company incurred management fees of $0.8 for the nine months ended August 27, 2006 and $0.5 and $1.5 for the three and nine months ended August 28, 2005, respectively, payable to KKR, Sealy Corporation's primary owners. Also during the three and nine months ended August 28, 2005, the Company incurred $0.2 million and $1.3 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company's board of directors.

Note 20:    Segment Information

        The Company has determined that it has two operating segments, domestic and international, that qualify for aggregation as prescribed in SFAS 131. Accordingly, the Company has one reportable industry segment, the manufacture and marketing of innerspring and specialty bedding. Sales outside the United States for the three and nine months ended August 27, 2006 and August 28, 2005 were $96.7 million and $263.1 million and $77.8 million and $221.7 million, respectively. In addition, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $55.9 million and $50.7 million as of August 27, 2006 and November 27, 2005, respectively.

Geographic Distribution of Sales (in thousands):

	Three months ended				Nine months ended
	August 27, 2006		August 28, 2005		August 27, 2006		August 28, 2005
US domestic	$318,394	76.7%	$312,218	80.1%	$924,434	77.8%	$883,214	79.9%
International:
Canada	42,927	10.3	34,181	8.7	116,988	9.9	90,041	8.1
Europe	31,357	7.6	26,659	6.8	83,765	7.1	78,747	7.1
Other international locations	22,446	5.4	16,968	4.4	62,384	5.2	52,937	4.9

Total international	96,730	23.3	77,808	19.9	263,137	22.2	221,725	20.1

Total company	$415,124	100.0%	$390,026	100.0%	$1,187,571	100.0%	$1,104,939	100.0%

Note 21:    Guarantor/Non-Guarantor Financial Information

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

        The following supplemental condensed consolidating financial statements present:

  1.
  Condensed consolidating balance sheets as of August 27, 2006 and November 27, 2005 and condensed consolidating statements of operations and cash flows for the three and nine months ended August 27, 2006 and August 28, 2005.

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

SEALY CORPORATION

Supplementa l Condensed Consolidating Balance Sheet
August 27, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,456	$—	$1	$11,080	$6,669	$—	$22,206
Accounts receivable, net	17	—	604	133,487	74,652	—	208,760
Inventories	—	—	1,233	46,080	21,414	(2,262)	66,465
Assets held for sale	—	—	—	2,338	—	—	2,338
Prepaid expenses, deferred income taxes and other current assets	—	—	2,969	33,390	2,183	—	38,542

	4,473	—	4,807	226,375	104,918	(2,262)	338,311
Property, plant and equipment, at cost	—	—	8,338	260,368	79,005	—	347,711
Less accumulated depreciation	—	—	(4,618)	(142,295)	(26,410)	—	(173,323)

	—	—	3,720	118,073	52,595	—	174,388
Other assets:
Goodwill		—	24,741	304,773	58,765	—	388,279
Other intangibles, net		—	—	3,976	423	—	4,399
Net investment in and advances to (from) subsidiaries	(253,727)	(253,727)	909,508	(109,180)	(53,923)	(238,951)	—
Debt issuance costs, net, and other assets			17,448	8,145	2,022	—	27,615

	(253,727)	(253,727)	951,697	207,714	7,287	(238,951)	420,293

Total assets	$(249,254)	$(253,727)	$960,224	$552,162	$164,800	$(241,213)	$932,992

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$1,400	$1,898	$12,090	$—	$15,388
Accounts payable	—	—	209	74,513	41,315	—	116,037
Accrued customer incentives and advertising	—	—	—	31,174	7,107	—	38,281
Accrued compensation	—	—	497	24,018	7,455	—	31,970
Accrued interest	—	—	317	6,033	117	—	6,467
Other accrued expenses	116	—	1,290	33,452	6,333	—	41,191

	116	—	3,713	171,088	74,417	—	249,334

Due to (from) Parent Company	(81,235)	—	—	81,235	—	—	—
Long-term obligations	—	—	780,600	875	14,307	—	795,782
Other noncurrent liabilities	—	—	—	35,220	8,839	—	44,059
Deferred income taxes	—	—	4,584	1,192	6,176	—	11,952
Common stock & options subject to redemption	20,263	—	—	—	—	—	20,263
Stockholders' deficit	(188,398)	(253,727)	171,327	262,552	61,061	(241,213)	(188,398)

Total liabilities and stockholders' deficit	$(249,254)	$(253,727)	$960,224	$552,162	$164,800	$(241,213)	$932,992

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheet
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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations
Three Months Ended August 27, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$16,989	$310,037	$94,891	$(6,793)	$415,124
Costs and expenses:
Cost of goods sold	—	—	9,823	168,374	58,962	(7,218)	229,941
Selling, general and administrative	133	—	1,714	101,354	24,006	—	127,207
Amortization of intangibles	—	—	—	73	71	—	144
Royalty (income) expense, net	—	—	—	(4,400)	570	—	(3,830)

Income from operations	(133)	—	5,452	44,636	11,282	425	61,662
Interest expense	—	138	15,342	(122)	623	—	15,981
Other income (loss)	(17)	—	4,566	10	(67)	—	4,492
Income from equity investees	(29,498)	(29,582)	(29,563)	—	—	88,643	—
Income from nonguarantor equity investees	—	—	—	(6,984)	—	6,984	—
Capital charge and intercompany interest allocation	—	—	(14,392)	13,484	908	—	—

Income before income taxes	29,382	29,444	29,499	38,248	9,818	(95,202)	41,189
Income tax expense (benefit)	14	(54)	(83)	8,782	3,077	85	11,821

Net income	$29,368	$29,498	$29,582	$29,466	$6,741	$(95,287)	$29,368

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations
Three Months Ended August 28, 2005
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$17,241	$303,325	$75,098	$(5,638)	$390,026
Costs and expenses:
Cost of goods sold	—	—	9,915	162,631	47,173	(5,638)	214,081
Selling, general and administrative	3	—	1,713	95,630	20,562	—	117,908
Amortization of intangibles	—	—	—	73	49	—	122
Royalty (income) expense, net	—	—	—	(4,117)	514	—	(3,603)

Income from operations	(3)	—	5,613	49,108	6,800	—	61,518
Interest expense	2,022	103	16,781	(155)	557	—	19,308
Other income, net	—	—	—	(13)	(57)	—	(70)
Income from equity investees	(27,553)	(27,608)	(24,806)	—	—	79,967	—
Income from non-guarantor equity investees	—	—	—	(4,341)	—	4,341	—
Capital charge and intercompany interest allocation	—	—	(15,763)	15,099	664	—	—

Income before income taxes	25,528	27,505	29,401	38,518	5,636	(84,308)	42,280
Income tax expense (benefit)	(727)	(48)	1,793	13,712	1,295	—	16,025

Net income	$26,255	$27,553	$27,608	$24,806	$4,341	$(84,308)	$26,255

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations
Nine Months Ended August 27, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$49,089	$899,487	$262,311	$(23,316)	$1,187,571
Costs and expenses:
Cost of goods sold	—	—	28,869	488,170	161,043	(20,967)	657,115
Selling, general and administrative	130	—	4,806	300,589	68,397	—	373,922
Expenses Associated with IPO	—	—	—	27,958	552	—	28,510
Amortization of intangibles	—	—	—	217	182	—	399
Royalty (income) expense, net	—	—	—	(12,872)	1,647	—	(11,225)

Income from operations	(130)	—	15,414	95,425	30,490	(2,349)	138,850
Interest expense	3,360	389	47,670	(325)	1,516	—	52,610
Other (income) expense, net	1,143	—	8,701	(265)	(358)	—	9,221
Income from equity investees	(55,197)	(55,426)	(53,027)	—	—	163,650	—
Income from nonguarantor equity investees	—	—	—	(16,623)	—	16,623	—
Capital charge and intercompany interest allocation	—	—	(45,027)	42,161	2,866	—	—

Income before income taxes	50,564	55,037	57,097	70,477	26,466	(182,622)	77,019
Income tax expense (benefit)	(1,902)	(160)	1,671	16,864	8,001	(208)	24,266

Income before cumulative effect	52,466	55,197	55,426	53,613	18,465	(182,414)	52,753
Cumulative effect of change in accounting principle	—	—	—	287	—	—	287

Net income	$52,466	$55,197	$55,426	$53,326	$18,465	$(182,414)	$52,466

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations
Nine Months Ended August 28, 2005
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$47,585	$859,942	$213,731	$(16,319)	$1,104,939
Costs and expenses:
Cost of goods sold	—	—	28,184	465,437	135,529	(16,319)	612,831
Selling, general and administrative	6	—	4,750	271,144	60,804	—	336,704
Amortization of intangibles	—	—	—	217	192	—	409
Royalty (income) expense, net	—	—	—	(11,484)	1,537	—	(9,947)

Income from operations	(6)	—	14,651	134,628	15,669	—	164,942
Interest expense	5,923	279	52,258	(246)	1,199	—	59,413
Other (income) expense	—	—	6,248	(13)	(215)	—	6,020
Income from equity investees	(57,067)	(57,241)	(53,884)	—	—	168,192	—
Income from non-guarantor equity investees	—	—	—	(5,964)	—	5,964	—
Capital charge and intercompany interest allocation	—	—	(49,272)	47,223	2,049	—	—

Income before income taxes	51,138	56,962	59,301	93,628	12,636	(174,156)	99,509
Income tax expense (benefit)	(2,172)	(105)	2,060	39,744	6,672	—	46,199

Net income	$53,310	$57,067	$57,241	$53,844	$5,964	$(174,156)	$53,310

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows
Nine Months Ended August 27, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$9,146	$(22,473)	$10,209	$—	$(3,118)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(400)	(15,564)	(4,710)	—	(20,674)
Proceeds from the sale of property, plant, and equipment	—	—	—	460	34	—	494
Net activity in investment in and advances to (from) subsidiaries and affiliates	(73,129)	—	49,411	26,072	(2,354)	—	—

Net cash provided by (used in) investing activities	(73,129)	—	49,011	10,968	(7,030)	—	(20,180)
Cash flows from financing activities:
Proceeds from issuance of common stock	295,511	—	—	—	—	—	295,511
Dividend	(131,824)	—	—	—	—	—	(131,824)
Proceeds from issuance of long-term debt	—	—	440,000	—	—	—	440,000
Repayment of existing long-term debt	(89,114)	—	(497,500)	—	—	—	(586,614)
Equity received upon exercise of stock including related excess tax benefits	3,012	—	—	—	—	—	3,012
Borrowings under revolving credit facilities	—	—	120,600	—	16,591	—	137,191
Repayments on revolving credit facilities	—	—	(120,600)	—	(29,506)	—	(150,106)
Debt Issuance Cost	—	—	(657)	—	—	—	(657)
Other borrowings	—	—	—	(2,802)	4,114	—	1,312

Net cash provided by (used in) financing activities	77,585	—	(58,157)	(2,802)	(8,801)	—	7,825

Effect of exchange rate changes on cash	—	—	—	—	1,125	—	1,125

Change in cash and cash equivalents	4,456	—	—	(14,307)	(4,497)	—	(14,348)
Cash and cash equivalents:
Beginning of period	—	—	1	25,387	11,166	—	36,554

End of period	$4,456	$—	$1	$11,080	$6,669	$—	$22,206

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows
Nine Months Ended August 28, 2005
(in thousands)
(unaudited)

	Sealy Corporation Non-Guarantor Parent	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$3,860	$55,977	$3,964	$—	$63,801

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(609)	(18,170)	(977)	—	(19,756)
Proceeds from the sale of property, plant and equipment	—	—	—	9,800	—	—	9,800
Net activity in investment in and advances to (from) subsidiaries	—	—	61,954	(64,518)	2,564	—	—

Net cash provided by (used in) investing activities	—	—	61,345	(72,888)	1,587	—	(9,956)
Cash flows from financing activities:
Repayments of senior secured term loan	—	—	(60,000)	—	—	—	(60,000)
Net borrowings under revolving credit facilities	—	—	(5,000)	—	9,802	—	4,802
Other borrowings	—	—	—	—	7,069	—	7,069
Intercompany dividend associated with international reparation	—	—	—	26,449	(26,449)	—	—
Other	—	—	(205)	148	—	—	(57)

Net cash provided by (used in) financing activities	—	—	(65,205)	26,597	(9,578)	—	(48,186)

Effect of exchange rate changes on cash	—	—	—	—	(427)	—	(427)
Change in cash and cash equivalents	—	—	—	9,686	(4,454)	—	5,232
Cash and cash equivalents:
Beginning of period	—	—	2	5,142	17,635	—	22,779

End of period	$—	$—	$2	$14,828	$13,181	$—	$28,011

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

BUSINESS OVERVIEW

        Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster, and Bassett brands and accounted for nearly 90% of our total net sales for the year ended November 27, 2005. In addition to our innerspring bedding, we also produce a variety of specialty bedding products which are made of materials such as visco-elastic (memory foam) and latex foam.

        In the first quarter of fiscal 2006, we introduced our latest product offerings from the Stearns & Foster lines, followed in the second quarter by the introduction of our newest line up of Sealy Posturepedic products. The launch of the Posturepedic line, which accounts for approximately one-half of our sales in the United States, will be completed in the fourth quarter of fiscal 2006. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to the new product lines.

        Our industry continues to be challenged by the high cost of petroleum products and steel, which affect the cost of our polyurethane foam and polyethylene component parts and our steel innerspring. During fiscal 2005 and into the third quarter of fiscal 2006, the cost of these components has continued to remain elevated above their recent historical averages, and we expect these costs to continue at current levels over the remainder of fiscal 2006.

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

        On a pro forma basis, had the IPO occurred at the beginning of fiscal 2006, our interest expense for the nine months ended August 27, 2006 would have been lower than reported by approximately $5.0 million. Selling, general and administrative expenses would have been reduced by approximately $0.4 million for the nine month period ended August 27, 2006 due to the elimination of management fees paid to KKR, partially offset by share-based compensation expense arising from options to purchase our stock granted to certain of our management employees in connection with the IPO. Interest expense and selling, general and administrative expenses would not have changed for the three months ended August 27, 2006.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for three months ended August 27, 2006 and August 28, 2005, expressed in thousands of dollars as well as a percentage of each year's net sales:

	For the three months ended
	August 27, 2006		August 28, 2005
	in thousands	percentage of net sales	in thousands	percentage of net sales
Total net sales	$415,124	100.0%	$390,026	100.0%
Total cost of goods sold	229,941	55.4	214,081	54.9

Gross Profit	185,183	44.6	175,945	45.1
Selling, general and administrative	127,207	30.6	117,908	30.2
Amortization of intangibles	144	0.0	122	0.0
Royalty income, net of royalty expense	(3,830)	(0.9)	(3,603)	(0.9)

Income from operations	61,662	14.9	61,518	15.8
Interest expense	15,981	3.9	19,308	5.0
Debt extinguishment and refinancing	4,567	1.1	—	—
Other income, net	(75)	(0.0)	(70)	(0.0)

Income before income taxes	41,189	9.9	42,280	10.8
Income tax expense	11,821	2.9	16,025	4.1

Net Income	$29,368	7.0%	$26,255	6.7%

Effective tax rate	28.7%		37.9%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

        Geographic distribution of sales:

	Three Months Ended:
	August 27, 2006	August 28, 2005
US Domestic	76.7%	80.1%
International:
Canada	10.3	8.7
Europe	7.6	6.8
Other	5.4	4.4

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Three Months Ended:
	August 27, 2006		August 28, 2005
	in thousands	percentage of netsales	in thousands	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$318,394	100.0%	$312,218	100.0%
Total cost of goods sold	170,328	53.5	165,451	53.0

Gross profit	148,066	46.5	146,767	47.0
Total International (US Dollars):
Total net sales	96,730	100.0	77,808	100.0
Total cost of goods sold	59,613	61.6	48,631	62.5

Gross profit	37,117	38.4	29,177	37.5
Canada:
US Dollars:
Total net sales	42,927	100.0	34,181	100.0
Total cost of goods sold	23,820	55.5	19,725	57.7

Gross profit	19,107	44.5	14,456	42.3
Canadian Dollars:
Total net sales	48,210	100.0	41,799	100.0
Total cost of goods sold	26,750	55.5	24,120	57.7

Gross profit	21,460	44.5	17,679	42.3
Europe:
US Dollars:
Total net sales	31,357	100.0	26,659	100.0
Total cost of goods sold	21,604	68.9	18,469	69.3

Gross profit	9,753	31.1	8,190	30.7
Euros:
Total net sales	24,798	100.0	21,863	100.0
Total cost of goods sold	17,082	68.9	15,144	69.3

Gross profit	7,716	31.1	6,719	30.7
Other International (US Dollars):
Total net sales	22,446	100.0	16,968	100.0
Total cost of goods sold	14,189	63.2	10,437	61.5

Gross profit	8,257	36.8	6,531	38.5

  Quarter Ended August 27, 2006 compared with Quarter Ended August 28, 2005

        Net Sales.    Our net sales for the quarter ended August 27, 2006, were $415.1 million, an increase of $25.1 million, or 6.4% from the quarter ended August 28, 2005. Total unit sales for the quarter increased 1.3% over the comparable prior year period. Total domestic net sales were $318.4 million for the third quarter of fiscal 2006 compared to $312.2 million for the third quarter of fiscal 2005. The domestic net sales increase of $6.2 million was attributable to a 5.9% increase in average unit selling price, partially offset by a 3.7% decrease in volume. The decrease in volume is primarily attributable to the impact of our customers transitioning to the new Posturepedic product line as they replace existing inventories and existing floor models. Because the core Posturepedic product line represents over half our sales, we expect the impact of this transition to continue into the fourth quarter. The most significant change in the line is that it now complies with federal fire safety standards that go into effect on July 1, 2007 for all mattress manufacturers. In 2007, we will re-merchandise the promotional line to comply with these new federal standards. Rapid growth in our promotional and specialty bedding lines, which we define as those products utilizing cores made of foam or other materials rather than innersprings, has partially offset declines due to the transition. The increase in average unit selling price is primarily due to price increases announced in November 2005 to offset the effects of rising raw material costs and the growth of specialty product lines which carry significantly higher prices. This increase was partially offset by a shift in the mix of sales to include a higher volume of sales of our promotional products, such as our 125th Anniversary products, which have a lower average unit selling price, and a higher volume of Posturepedic floor samples sales, which are sold at a discount. Total international sales were $96.7 million in the third quarter of fiscal 2006 compared to $77.8 million in the third quarter of fiscal 2005, an increase of $18.9 million, or 24.3%. Excluding the effects of foreign exchange rates, total international sales increased 18.9%. In our Canadian market, local currency sales gains of 15.3% translated into gains of 25.6% in US dollars. Local currency sales gains in our Canadian market were driven by a 15.1% increase in unit volume and 9.2% increase in average unit selling price. In our European market, local currency sales gains of 13.4% translated into an increase of 17.6% in US dollars. Local currency sales gains in the European market were attributable to a 10.2% increase in unit volume driven primarily by increased sales of latex bed cores to other manufacturers and a 2.9% increase in average unit selling price. Other international sales gains were primarily due to volume gains in Mexico and Argentina.

        Gross Profit.    Our gross profit for the quarter was $185.2 million, an increase of $9.2 million over the comparable prior year period. As a percentage of net sales, gross profit decreased 0.5 percentage points to 44.6%. This decrease (as a percentage of net sales) was due primarily to a decline in our domestic gross profit margin percentage, and an increase in the mix of international sales despite improvements in international gross margin. Domestic gross profit increased $1.3 million to $148.1 million, which, as a percentage of sales, represented a decrease of 0.5 percentage points to 46.5% of net sales. This decrease was driven by an increase in floor sample discounts associated with the transition to our new Posturepedic line and an increase in the sales mix of lower margin promotional bedding, partially offset by price increases and improved manufacturing efficiencies. The margin improvement from the 5.9% increase in average unit selling price was partially offset by increases in the cost of materials. On a per unit basis, material costs increased 9.3% relative to the third quarter of 2005 due primarily to increased foam and packaging costs. Gross profit for the international business increased $7.9 million to $37.1 million, which represented an increase of 0.9 percentage points to 38.4% of net sales. This increase is primarily due to a decrease in material costs in Canada resulting from favorable exchanges rates on imported raw materials.

        Selling, General, Administrative.    Our selling, general, and administrative expense as a percent of net sales was 30.6% and 30.2% for the quarters ended August 27, 2006 and August 28, 2005, respectively, an increase of 0.4 percentage points. This increase is primarily due to $3.5 million of higher promotional expenses in the U.S. associated with the roll out of our new Posturepedic product line, and higher national advertising costs. In addition, the three month period ending August 28, 2005 included a $2 million gain on the disposal of two former facilities.

        Royalty income, net of royalty expense.    Our royalty income, net of royalty expenses, for the three months ended August 27, 2006 was $3.8 million, up slightly compared with the three months ended August 28, 2005, with respect to both domestic and international royalty revenue.

        Interest Expense.    Our interest expense for the third quarter of fiscal 2006 decreased $3.3 million from the prior year period to $16.0 million, primarily due to lower debt levels resulting from $86 million in voluntary prepayments of our senior term debt since May 29, 2005, as well as the retirement of the PIK Notes and a portion of the 8.25% Senior Subordinated Notes in the second quarter of fiscal 2006 using proceeds from the IPO. These reductions were partially offset by slightly higher borrowing costs. Our weighted average borrowing costs for the third quarter of fiscal 2006 and 2005 were 7.8% and 7.7%, respectively. The increase in our borrowing cost was due to higher interest rates on the variable rate component of our floating rate debt.

        Debt Extinguishment and Refinancing Expenses.    During the three months ended August 27, 2006, we incurred $4.6 million of debt extinguishment costs consisting of $0.5 million of cash expenses and $4.1 million of non-cash charges related to the refinancing of our senior secured term loans.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended August 27, 2006 is approximately 28.7% compared to 37.9% for the three months ended August 28, 2005. The effective rate for the fiscal 2006 period is primarily impacted by recognition of benefits of approximately $2.4 million from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures and approximately $1.0 million from the reduction of the valuation allowance on capital loss carry-forwards due to the availability of capital gains.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for nine months ended August 27, 2006 and August 28, 2005, expressed in thousands of dollars as well as a percentage of each year's net sales:

	For the nine months ended
	August 27, 2006		August 28, 2005
	in thousands	percentage of net sales	in thousands	percentage of net sales
Total net sales	$1,187,571	100.0%	$1,104,939	100.0%
Total cost of goods sold	657,115	55.3	612,831	55.5

Gross Profit	530,456	44.7	492,108	44.5
Selling, general and administrative	373,922	31.5	336,704	30.5
Expenses associated with IPO	28,510	2.4	—	—
Amortization of intangibles	399	—	409	—
Royalty income, net of royalty expense	(11,225)	(0.9)	(9,947)	(0.9)

Income from operations	138,850	11.7	164,942	14.9
Interest expense	52,610	4.5	59,413	5.3
Debt extinguishment and refinancing	9,862	0.8	6,248	0.6
Other expense, net	(641)	(0.1)	(228)	(0.0)

Income before income taxes and cumulative effect of change in accounting principle	77,019	6.5	99,509	9.0
Income taxes	24,266	2.1	46,199	4.2

Income before cumulative effect of change in accounting principle	52,753	4.4	53,310	4.8
Cumulative effect of change in accounting principle	287	—	—	—

Net Income	$52,466	4.4%	$53,310	4.8%

Effective tax rate	31.5%		46.4%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

  Geographic distribution of sales:

	Nine Months Ended:
	August 27, 2006	August 28, 2005
US Domestic	77.8%	79.9%
International:
Canada	9.9	8.1
Europe	7.1	7.1
Other	5.2	4.9

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Nine Months Ended:
	August 27, 2006		August 28, 2005
	thousands	percentage of net sales	thousands	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$924,434	100.0%	$883,214	100.0%
Total cost of goods sold	496,069	53.7	472,236	53.5

Gross profit	428,365	46.3	410,978	46.5
Total International (US Dollars):
Total net sales	263,137	100.0	221,725	100.0
Total cost of goods sold	161,045	61.2	140,595	63.4

Gross profit	102,092	38.8	81,130	36.6
Canada:
US Dollars:
Total net sales	116,988	100.0	90,041	100.0
Total cost of goods sold	64,875	55.5	52,979	58.8

Gross profit	52,113	44.5	37,062	41.2
Canadian Dollars:
Total net sales	133,387	100.0	110,226	100.0
Total cost of goods sold	73,988	55.5	64,834	58.8

Gross profit	59,399	44.5	45,392	41.2
Europe:
US Dollars:
Total net sales	83,765	100.0	78,747	100.0
Total cost of goods sold	58,142	69.4	53,772	68.3

Gross profit	25,623	30.6	24,975	31.7
Euros:
Total net sales	68,125	100.0	64,287	100.0
Total cost of goods sold	47,503	69.7	42,037	65.4

Gross profit	20,622	30.3	22,250	34.6
Other International (US Dollars):
Total net sales	62,384	100.0	52,937	100.0
Total cost of goods sold	38,028	61.0	33,844	63.9

Gross profit	24,356	39.0%	19,093	36.1%

  Nine Months Ended August 27, 2006 compared with Nine Months Ended August 28, 2005

        Net Sales.    Our net sales for the nine months ended August 27, 2006, were $1,187.6 million, an increase of $82.7 million, or 7.5% from the nine months ended August 28, 2005. Total unit sales for the period ended August 27, 2006 were 0.2% above the comparable prior year period. Total domestic net sales were $924.4 million for the first nine months of 2006 compared to $883.2 million for the first nine months of fiscal 2005. The domestic net sales increase of $41.2 million was attributable to a 8.3% increase in average unit selling price, partially offset by a 3.3% decrease in volume. The decrease in volume is primarily attributable to the impact of our customers transitioning to our new Posturepedic and Stearns & Foster models, partially offset by the strong growth of our promotional and specialty lines, which we define as those products utilizing cores made of foam or other materials rather than innersprings. Because the core Posturepedic and Stearns & Foster product lines represent over two-thirds of our sales, we expect this transition to continue until the fourth quarter. The most significant change in the lines is that the new products comply with federal fire safety standards that go into effect July 1, 2007 for all mattress manufacturers. In 2007, we will re-merchandise the promotional line to comply with these new federal standards. The increase in average unit selling price is primarily due to price increases announced in November 2005 to offset the effects of rising raw material costs, and due to improved sales mix from our specialty bedding product lines, partially offset by a greater portion of sales coming from lower priced promotional units. Total international sales were $263.1 million in the first nine months of fiscal 2006 compared to $221.7 million in the first nine months of fiscal 2005, an increase of $41.4 million, or 18.7%. Excluding the effect of currency fluctuations, international sales increased 16.3%. In our Canadian market, local currency sales gains of 21.0% translated into gains of 29.9% in US Dollars. Local currency sales gains in our Canadian market were driven by a 12.2% increase in volume, combined with a 7.8% increase in average unit selling price resulting from sales mix improvement and the November 2005 price increases. In our European market, local currency sales gains of 6.0% translated into an increase of 6.4% in US dollars. Local currency sales gains in the European market were attributable to a 14.7% increase in volume driven by increased sales of latex bed cores to other manufacturers, offset by a 7.6% decline in average unit selling price associated with the increased sales of lower-priced latex bed cores. Other international sales gains were primarily due to volume gains in Mexico and Argentina.

        Gross Profit.    Our gross profit for the nine months ended August 27, 2006 was $530.5 million, an increase of $38.4 million over the comparable prior year period. As a percentage of net sales, gross profit increased 0.2 percentage points to 44.7%. This increase (as a percentage of net sales) is due primarily to improvements in international operations. Domestic gross profit increased $17.4 million to $428.4 million or 46.3% of net sales, which is a decrease of 0.2 percentage points of net sales from the prior year period. This decrease was attributable to higher floor sample discounts associated with the transition to the new product lines and an increase in the sales mix of lower margin promotional bedding, partially offset by the higher average unit selling price and improved manufacturing efficiencies. On a per unit basis, material costs increased 11.5% relative to the first nine months of 2005 due primarily to increased foam and packaging costs. On a per unit basis, all other manufacturing costs increased 4.0%. Gross profit for the international business increased 2.2 percentage points to 38.8% of net sales. This increase is primarily due to higher average unit selling prices in Canada, as well as in our South American markets, partially offset by decreased average unit selling prices in Europe due to increased sales of lower-priced latex bed cores, which carry a lower unit price.

        Selling, General, Administrative.    Our selling, general, and administrative expense as a percent of net sales was 31.5% and 30.5% for the nine months ended August 27, 2006 and August 28, 2005, respectively, an increase of 1.0 percentage point. This increase is primarily due to $13.1 million of higher promotional expenses in the U.S. associated with the roll out of our new Posturepedic and Stearns & Foster product lines, higher advertising costs, and higher volume driven variable expenses such as cooperative advertising costs and delivery costs in both the domestic and international operations. In addition, the nine month period ending August 28, 2005 included a $2 million gain on the disposal of two former facilities.

        Expenses Associated With IPO.    We incurred $28.5 million of expenses directly related to the IPO in the second quarter 2006, which included approximately $17.5 million of transaction-related bonuses paid to management employees, and $11.0 million paid to KKR for the termination of the Management Services Agreement.

        Royalty income, net of royalty expense. Our royalty income, net of royalty expenses, for the nine months ended August 27, 2006 increased $1.3 million to $11.2 million from the nine months ended August 28, 2005, primarily due to increased sales to licensees.

        Interest Expense.    Our interest expense for the first nine months of fiscal 2006 decreased $6.8 million from the prior year period to $52.6 million, primarily due to lower debt levels resulting from $130 million in voluntary prepayments of our senior term debt since November 28, 2004, as well as the retirement of the PIK Notes and a portion of the 8.25% Senior Subordinated Notes in the second quarter of fiscal 2006 using proceeds from the IPO. These reductions were partially offset by slightly higher borrowing costs. Our weighted average borrowing costs for the first nine months of fiscal 2006 and 2005 were 7.7% and 7.4%, respectively. The increase in our borrowing cost was due to higher interest rates on the unhedged variable rate of our floating rate debt, largely offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 amendment of our senior secured credit agreement and the related extinguishment of our senior unsecured term loan.

        Debt Extinguishment and Refinancing Expenses.    During the nine months ended August 27, 2006 we incurred $9.9 million of debt extinguishment costs consisting of $3.6 million of cash expenses and $1.7 million of non-cash charges related to the extinguishment of debt retired using proceeds from the IPO as well as $0.5 million of cash expenses and $4.1 million of non-cash charges related to the refinancing of our senior term debt in August, 2006. During the nine months ended August 28, 2005, we incurred $6.2 million of debt extinguishment costs consisting of $2.8 million of cash expenses and $3.4 million of non-cash charges related to the refinancing of our senior term debt in April, 2005.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the nine months ended August 27, 2006 is approximately 31.5% compared to 46.4% for the nine months ended August 28, 2005. The effective rate for the fiscal 2006 period was reduced by a benefit of approximately $3.9 million resulting from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures and approximately $1.0 million from the reduction of the valuation allowance on capital loss carry-forwards due to the availability of capital gains. Our effective rate for the first nine months of 2005 was significantly increased due to the provision of approximately $7.2 million of income taxes on foreign earnings repatriated to the United States during fiscal 2005.

Liquidity and Capital Resources

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, interest payments on our outstanding senior subordinated notes, and dividend payments to shareholders. Capital expenditures totaled $20.7 million for the nine months ended August 27, 2006. We expect total 2006 capital expenditures to be approximately $45 million, including approximately $17.9 million for additional production capacity in the United States and Europe. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory for foreign sourced materials, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At August 27, 2006, we had approximately $86.6 million available under our revolving credit facility after taking into account letters of credit issued totaling $32.1 million. Our net weighted average borrowing cost was 7.7% and 7.4% for the nine months ended August 27, 2006 and August 28, 2005, respectively. The increase in our borrowing cost was due to higher interest rates on the variable rate component of our floating rate debt, largely offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 amendment of our senior secured credit agreement and the related extinguishment of our senior unsecured term loan. As a result of the IPO completed April 12, 2006, approximately $90.0 million of the net proceeds were used to retire the Senior Subordinated PIK Notes including accrued interest and prepayment penalties thereon, and approximately $51.6 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under the 8.25% Senior Subordinated Notes (the "Notes") along with accrued interest and market premiums thereon. In addition, on August 25, 2006, we amended our senior secured credit agreement which reduced the applicable interest rate margins charged on the senior secured term loans, as discussed below. Due to these debt reductions, we expect to reduce our annual interest costs by approximately $14.7 million.

  Debt

        As part of the April 2004 recapitalization, we incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity, and a $560 million senior secured term loan facility with an eight-year maturity. We also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of Notes.

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

        Since the recapitalization and through August 24, 2006, we repaid $220 million of the original $560 million outstanding under our senior secured term loan. On August 25, 2006, we amended our senior secured credit agreement to provide for two senior secured term loans, one for $300 million maturing August 25, 2011 and one for $140 million maturing August 25, 2012. This amendment reduced the applicable interest rate margins charged on the senior secured term loans, provided certain financial leverage ratio tests are met, by 50 basis points on the $300 million loan and 25 basis points on the $140 million loan. In addition, this amendment provides us with greater flexibility for Sealy Mattress Company to make dividend payments to us, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment. In connection with the amendment, we incurred a charge of $4.6 million during the three months ended August 27, 2006, including a non-cash charge of $4.1 million for the write-off of deferred finance charges and $0.5 million of related fees and expenses. We expect this amendment to reduce our annual interest cost by approximately $1.9 million, in addition to a reduction of approximately $0.8 million in the amortization of related debt issuance costs.

        Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of October 9, 2006, we have $2.7 million outstanding under our revolving credit facility.

        Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. At August 27, 2006, we estimate that we will not have to make a prepayment on these facilities since we expect our leverage ratio to be less than 3.25 by year end.

        On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million from December 2005 through November 2007. Concurrent with the refinancing of our senior secured term loan, we de-designated $13 million of this swap as a hedging instrument and recorded a reduction of interest expense of $0.2 million related to this de-designation. To retain the designation of this swap as a hedging instrument, we must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

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

        At August 27, 2006 we were in compliance with the covenants contained within our senior credit agreements and indenture governing the Notes.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following August 27, 2006. We will be required to make scheduled principal payments of approximately $15.4 million during the next twelve months, with $1.4 million for the $140 million tranche of senior secured term debt and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

        While we believe that we will have the necessary liquidity through our operating cash flow and revolving credit facility for the next several years to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future borrowings under the senior credit agreements in an amount sufficient to enable us to do so. In addition, the expiration of the revolving credit facility in 2010, followed by the maturities of the senior and subordinated debt in the following years through 2015, will likely require us to refinance such debt as it matures. We may not be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

  Dividend

        On October 11, 2006, our Board of Directors declared a cash dividend in the amount of $0.075 per share of common stock payable on November 1, 2006 to stockholders of record as of October 23, 2006. This will result in a dividend distribution of approximately $6.8 million to be paid during the fourth quarter of fiscal 2006.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Nine Months Ended:
	August 27, 2006	August 28, 2005
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(3,118)	$63,801
Investing activities	(20,180)	(9,956)
Financing activities	7,825	(48,186)
Effect of exchange rate changes on cash	1,125	(427)

Change in cash and cash equivalents	(14,348)	5,232
Cash and cash equivalents:
Beginning of period	36,554	22,779

End of period	$22,206	$28,011

Nine Months Ended August 27, 2006 Compared With Nine Months Ended August 28, 2005

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $66.9 million to a $3.1 net use of cash for the nine months ended August 27, 2006, compared to a $63.8 million net source of cash for the nine months ended August 28, 2005. Contributing to this decline were approximately $30.8 million of cash expenses and interest payments associated with the IPO and related debt extinguishments, approximately $16.3 million lower cash payments for taxes in the prior year period due to operating losses incurred in fiscal 2004, with the remaining decline primarily the result of changes in working capital and timing of various vendor payments, partially offset by lower cash payments for interest in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 due to a larger initial interest payment on the Notes made in December, 2004.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities increased approximately $10.2 million from the first nine months of fiscal 2005 primarily due to $9.8 million of proceeds from the sale of three of our former manufacturing facilities received in the first nine months of fiscal 2005 as compared with only $0.5 million of proceeds received in the first nine months of fiscal

2006, and $0.9 million higher capital expenditures for the first nine months of fiscal 2006 as compared with the prior year period.

        Cash Flows from Financing Activities.    Our cash flow from financing activities for the nine months ended August 27, 2006 increased $56.0 million to a net source of $7.8 million from a net use of $48.2 million for the nine months ended August 28, 2005. During the second quarter of 2006, a portion of the $295.5 million of IPO proceeds was used to make a $125 million dividend payment and to retire $139.3 million of debt. An additional $6.8 million dividend payment was made in the third quarter of 2006. Notwithstanding debt retired with IPO proceeds, debt repayments, net of borrowings, were approximately $26.5 million higher during the nine months ended August 28, 2005 due to $60 million of voluntary prepayments on the senior term debt made in the prior year period.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. In addition, the FASB recently issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), as described in Note 11 to the Condensed Consolidated Financial Statements, Part I, Item 1, included herein. We are still assessing the potential impact of adopting this interpretation. Our tax expense includes the impact of reserve positions and changes to reserves that we consider appropriate, as well as related interest. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues have been presented to the Company and the Company believes that such audits will not result in assessment and payment of taxes related to these positions during the one year following August 27, 2006. We also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in our balance sheet.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and nine months ended August 27, 2006 and August 28, 2005 (in thousands):

	Three months ended		Nine months ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
Income before cumulative effect of change in accounting principle	$29,368	$26,255	$52,753	$53,310
Interest cost	15,981	19,308	52,610	59,413
Income taxes	11,821	16,025	24,266	46,199
Depreciation and amortization	5,632	5,661	16,625	16,379

EBITDA	$62,802	$67,249	$146,254	$175,301
Management fees to KKR	—	525	775	1,539
Unusual and nonrecurring losses:
IPO expenses	—	—	28,510	—
Post-closing residual plant costs	171	(1,319)	604	(490)
Non-cash compensation	966	607	3,040	920
Debt extinguishment or refinancing charges	4,566	—	9,862	6,248
Other (various)	321	150	751	(653)

Adjusted EBITDA	$68,826	$67,212	$189,796	$182,865

        The following table reconciles EBITDA to cash flow from operations (in thousands):

	Nine Months Ended
	August 27, 2006	August 28, 2005
Income before cumulative effect of change in accounting principle	$52,753	$53,310
Interest	52,610	59,413
Income Taxes	24,266	46,199
Depreciation & Amortization	16,625	16,379

EBITDA	146,254	175,301
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(52,610)	(59,413)
Income taxes	(24,266)	(46,199)
Non-cash charges against (credits to) net income	11,018	30,249
Changes in operating assets & liabilities.	(83,514)	(36,137)

Cash flow from operations	$(3,118)	$63,801

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

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements include in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management's discussion and analysis section of our Registration Statement on Form S-1 (File No. 333-126280) and related prospectus dated April 6, 2006.

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

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At August 27, 2006, we had forward contracts to sell a total of 7 million Canadian dollars and 10 million Mexican pesos with expiration dates ranging from September 15, 2006 through February 15, 2007. At August 27, 2006, the fair value of our net obligation under the forward contracts was $0.2 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

  Interest Rate Risk

        As more fully discussed in Note 12 to our Condensed Consolidated Financial Statements (Part I, Item 1 included herein), we entered into two interest rate swap agreements associated with debt existing prior to the April 2004 recapitalization. Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. The combined fair value carrying amount of these swap instruments at August 27, 2006 and November 27, 2005 was a net obligation of $0.5 million and $1.9 million, respectively.

        On June 3, 2004, we entered into an interest rate swap agreement on July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. On August 25, 2006, we de-designated $13 million of this swap as a result of the refinancing of our senior secured term loans and reduced interest expense by $0.2 million related to the de-designation. The fair value of this swap instrument was an asset of $3.4 million at August 27, 2006 and $2.8 million at November 27, 2005.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at August 27, 2006, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

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

Item 4.    Internal Control and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

        In connection with the evaluation of our disclosure controls and procedures for the year ended November 28, 2004, and in connection with observations by our independent registered public accountants identified in their 2004 audit of our consolidated financial statements for fiscal 2004, management identified certain deficiencies in our financial statement close process primarily related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process. Management discussed these deficiencies with our Audit Committee and we are currently addressing these deficiencies. Beginning with the financial statement close process for the first fiscal quarter of 2005, we instituted an enhanced management review and approval process for various reserves and accruals. In addition, we enhanced our balance sheet review procedures for the individual plant locations. The Company continued these enhanced procedures for the financial statement close process for the quarter ended August 27, 2006. While the Company made progress during fiscal 2005 and continued this progress through the first nine months of 2006 as it relates to the overall control of the financial statement close process, management believes that such deficiencies have not been sufficiently remediated to conclude that significant deficiencies no longer exist. We expect to continue to improve the financial statement close process in 2006 as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2007.

        In connection with the evaluation of our disclosure controls and procedures for the period ended May 28, 2006, management identified unremediated deficiencies in our internal controls over financial reporting, as noted above, that resulted in the correction of an error in a footnote disclosure in the financial statements as of and for the three and six months ended May 28, 2006. In the third quarter of fiscal 2006, the Company changed the process for preparing the guarantor/non-guarantor footnote disclosures to include requirements for more detailed documentation and support for adjusting and eliminating amounts in the worksheets used to prepare the footnote disclosure. Further, the Company has implemented a more detailed review process that includes review of supporting documentation by the financial reporting group as well as additional analytical comparisons.

        There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 14 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(d)
Use of Proceeds

        On April 12, 2006, we completed our initial public offering (the "IPO") of 32,200,000 shares of common stock (the "IPO Shares"). We sold 20,000,0000 shares (the "Company Shares") at a price to the public of $16.00 per share and selling stockholders sold 12,200,000 shares (the "Selling Stockholder Shares") at a price to the public of $16.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-126280). The registration statement was declared effective by the Securities and Exchange Commission on April 6, 2006. Citigroup Global Markets Inc., Goldman, Sachs & Co, J.P. Morgan Securities Inc. and Banc of America Securities LLC served as joint book-running managers. The net proceeds to us from the sale of the Company Shares, after deducting the underwriting discount, were approximately $299.2 million. The underwriters received a discount of $1.04 per share on the Company Shares, for a total underwriting discount of $20.8 million. During the second and third quarters, we have used the net proceeds from the IPO as follows: (i) on April 12, 2006, $125 million was distributed as a cash dividend to stockholders of record as of April 6, 2006, immediately prior to the IPO; (ii) on April 21, 2006, approximately $90.0 million was paid to redeem our Senior Subordinated PIK Notes, including accrued interest and prepayment penalties thereon; (iii) on April 26, 2006, we completed a series of open market transactions whereby approximately $51.6 million was paid to repurchase and retire approximately $47.5 million aggregate principal amount of the our Senior Subordinated Notes (the "Notes") due in 2014, at market prices ranging from 105.25% to 105.94% of par, along with accrued interest thereon; (iv) on April 12, 2006 we paid $11.0 million to KKR to terminate the management services agreement with them; (v) we paid approximately $17.5 million to members of management for transaction-related bonuses; and (vi) approximately $3.7 million has been used for other costs associated with the IPO. We did not receive any proceeds from the sale by the selling stockholders of the Selling Stockholder Shares.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

10.1	Third Amended and Restated Credit Agreement, dated August 25, 2006 (incorporated herein by reference to Sealy Corporation Report on Form 8-K (File No. 1-8738) filed on August 30, 2006).
10.2	Amended Employment Agreement, dated September 12, 2006 by and between Sealy Corporation and James B. Hirshorn.
10.3	Employment Agreement, dated September 12, 2006 by and between Sealy Corporation and Jeffrey C. Ackerman.
31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
31.2	Principal Accounting Officer Certification of the Quarterly Financial Statements.
32	Certification pursuant to 18 U.S.C. Section 1350.

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
SEALY CORPORATION Supplementa l Condensed Consolidating Balance Sheet August 27, 2006 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheet November 27, 2005 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 27, 2006 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 28, 2005 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 27, 2006 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 28, 2005 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 27, 2006 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 28, 2005 (in thousands) (unaudited)
SEALY CORPORATION
PART II. OTHER INFORMATION
SIGNATURES