Form 10-K
period 2006-11-26
SEALY CORP
filed 2007-02-23
CIK 748015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to

Commission file number 333-117081-27

SEALY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1178482
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
Sealy Drive
One Office Parkway	27370
Trinity, North Carolina	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code—(336) 861-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelterated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of May 28, 2006 was $421,820,000.

The number of shares of the registrant’s common stock outstanding as of February 15, 2007 is approximately: 91,469,179.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

PART I

Item 1. Business

General

Sealy Corporation (hereinafter referred to as the “Company”, “Sealy”, “we”, “our”, or “us”), a Delaware corporation organized in 1984, is the largest bedding manufacturer in the world. Based on figures obtained from Furniture/Today, a furniture industry publication, we are also the leading bedding manufacturer in the United States with a wholesale domestic market share of approximately 21% in 2005, 1.6 times greater than that of our next largest competitor.

We manufacture and market a complete line of bedding products, including mattresses and mattress foundations. Our conventional (innerspring) bedding products in the Americas are manufactured and marketed under our Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brand names. In addition, we manufacture and market specialty (non-innerspring) visco-elastic and latex bedding products under the TrueForm, SpringFree, Stearns & Foster, Reflexions, Carrington Chase, MirrorForm and Pirelli brand names, which we sell into the rapidly growing and profitable specialty bedding category in the United States and internationally.

We believe that our Sealy brand name has been the number one selling brand in the domestic bedding industry for over 25 years and our Stearns & Foster brand name is one of the leading brands devoted to the fast growing luxury category of the industry. We believe going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy), one of the leading luxury brands (Stearns & Foster), and differentiated specialty bedding offerings gives us a competitive advantage and strengthens our relationships with our customers by allowing us to offer sleep solutions to a broad group of consumers.

We maintain an internet website at www.sealy.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and other reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission.

Initial Public Offering of Our Common Stock and Use of Proceeds

On April 12, 2006, we completed an initial public offering (“IPO”) of our common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. We used a portion of the proceeds to pay a cash dividend to shareholders of record immediately prior to the IPO of $125 million. We also used a portion of the proceeds from the IPO to repurchase and retire $47.5 million aggregate principal amount of our 8.25% Senior Subordinated Notes due 2014 in a series of open market transactions completed on April 26, 2006 at prices ranging from 105.25% to 105.92% of par, plus accrued interest. On April 21, 2006, we used approximately $90.0 million of IPO proceeds to redeem the entire outstanding balance of the senior subordinated pay-in-kind notes (“PIK Notes”), along with accrued interest and prepayment penalties through the date of the redemption. For a detailed presentation of the sources and uses of cash from the IPO, see Note 2 to our Consolidated Financial Statements.

Merger and Recapitalization

On April 6, 2004, we completed a merger with an affiliate of Kohlberg Kravis Roberts & Co. L.P., which we refer to collectively as KKR, whereby KKR acquired approximately 92% of our capital stock. Certain of our stockholders prior to the merger, including affiliates of Bain Capital, LLC and others, which we refer to collectively as Rollover Stockholders, retained approximately an 8% interest in our stock. In connection with the merger, we recapitalized substantially all of our outstanding debt. See Note 3 to our Consolidated Financial Statements for a full description of the effects of the merger and recapitalization. At November 26, 2006, KKR controlled approximately 51% of our issued and outstanding common stock.

Products

We offer a complete line of innerspring bedding products in sizes ranging from twin to king size, selling at retail price points from under $300 to approximately $5,000 per queen set domestically. While we sell products at all retail price points, we focus our product development and sales efforts toward mattress and box spring sets which sell at retail price points above $750 domestically. We believe that higher priced sectors of the market offer faster growth and greater profitability. For fiscal 2006, we derived approximately 65% of our total domestic sales from products with retail price points of $750 and above, with our sales in this market sector having increased by 24% over the past two years.

In 2004, we successfully completed the rollout of our new proprietary single-sided Sealy Posturepedic UniCased product line in the United States, Canada, and Mexico. These technologically advanced, one-sided bedding systems represent the broadest redesign in our history and are the result of significant customer and market research and extensive product research and development efforts. Our customers benefit from the features embodied in our one-sided UniCased product, including consistent edge-to-edge comfort, proper neck and spine orthopedic support and long lasting durability, providing what we believe to be an exceptional overall sleep experience and superior value to our customers. We believe these new product lines have yielded a higher average unit selling price as a result of this superior value for customers, as well as a shift in product mix to higher price points. In addition to our standardized manufacturing process, our proprietary product lines have been designed for a reduced degree of manufacturing complexity which has contributed to a reduction in material waste, improved manufacturing efficiency and lower net investment in working capital.

We also produce a variety of visco-elastic “memory foam” and latex foam bedding products for the specialty bedding category. The specialty bedding category, which includes air-adjustable mattress products, has experienced substantial growth. We believe that by successfully leveraging our strong premium brand positions, existing relationships with customers, marketing and distribution capabilities, product development capabilities and latex manufacturing technology, we have the potential to make significant gains in the specialty bedding category. In the first half of 2005, we introduced our new Sealy Posturepedic TrueForm and MirrorForm visco-elastic bedding products to take advantage of the rapid growth of the specialty bedding category. We have experienced additional growth in the specialty bedding category in 2005 and 2006 with the roll out of the TrueForm and MirrorForm products and the introduction of additional specialty bedding offerings to strengthen our competitive position. During fiscal 2006, our domestic specialty bedding sales grew 86% over fiscal 2005 sales and our fiscal 2005 domestic specialty bedding sales grew 130% over our fiscal 2004 sales.

In our international markets, we also offer a wide range of products. In each market, we offer a full line of innerspring and specialty products under the Sealy, Stearns & Foster, and local brand names. Our European business also sells latex and innerspring finished mattresses in the European retail market, as well as latex components to manufacturers worldwide.

Customers

We serve domestically a large and well diversified base of approximately 2,900 customers representing approximately 7,000 outlets, including furniture stores, specialty bedding stores, department stores and warehouse club stores. Our five largest customers accounted for approximately 19% of our net sales for fiscal 2006 and no single customer represented more than 10% of our net sales for this period. Our extensive customer relationships, large and well trained sales force, leading brand names and broad portfolio of product offerings have contributed to a leading market share among the top 25 domestic bedding retailers by wholesale dollars, a group that is growing faster than the broader market.

We believe our sales force is the largest and best trained in the domestic bedding industry, as evidenced by our high market share among our major retail accounts, new account growth and strong customer retention rates. Our sales strategy supports strong retail relationships through the use of cooperative advertising programs, in-store product displays, sales associate training and a focused, national advertising campaign to support our multiple brand platforms. A key component of our sales strategy is the leveraging of our portfolio of multiple leading brands across the full range of retail price points to capture and retain long term customer relationships.

Sales and Marketing

Our sales depend primarily on our ability to provide quality products with recognized brand names at competitive prices. Additionally, we work to build brand loyalty with our end-use consumers, principally through targeted national advertising and cooperative advertising with our dealers, along with superior “point-of-sale” materials designed to emphasize the various features and benefits of our products which differentiate them from other brands.

Our national account and regional account sales forces are organized along customer lines, and our field sales force is generally structured based on regions of the country and districts within those regions. We have a comprehensive training and development program for our sales force, including our University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer’s business and profitability.

Our sales force emphasizes follow-up service to retail stores and provides retailers with promotional and merchandising assistance, as well as extensive specialized professional training and instructional materials. Training for retail sales personnel focuses on several programs designed to assist retailers in maximizing the effectiveness of their own sales personnel, store operations, and advertising and promotional programs, thereby creating loyalty to, and enhanced sales of, our products.

Operations

We manufacture and distribute products to our customers primarily on a just-in-time basis from our network of 32 company-operated bedding and component manufacturing facilities located around the world. We manufacture most conventional bedding to order and have adopted just-in-time inventory techniques in our manufacturing process to more efficiently serve our dealers’ needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five business days of receipt from our plants located in close proximity to a majority of our customers. We believe there are a number of important advantages to this operating model such as the ability to provide superior service and uniform products to regional, national and global accounts, a significant reduction in our required inventory investment and short delivery times and increased consistency of service. We believe these operating capabilities, and the attendant ability to serve our customers, provide us with a competitive advantage.

We believe we are the only national, vertically integrated manufacturer of innerspring, box spring and latex components. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately half of our box spring component parts requirements. This vertical integration lessens our reliance upon certain key suppliers to the innerspring bedding manufacturing industry and provides us with a competitive advantage in the following ways:

•       providing a procurement advantage by lessening our reliance upon given suppliers and thus increasing our flexibility in production;

•       providing a production cost advantage via cost savings directly related to the components produced in-house; and

•       improving our ability to react to shifts in market demands, thus improving time to market.

We also have a proprietary, low cost, high quality continuous latex production capability in our European operations and started production in the first fiscal quarter of 2007 at our new site in Pennsylvania. Given the continuing growth of the specialty bedding category, we believe we are well positioned to offer differentiated, low cost products.

Suppliers

We are dependent upon a single supplier for certain polyethylene structural components in our mattress units. Such components are purchased under a measured supply agreement and are manufactured in accordance with proprietary process designs exclusive to the supplier. We have incorporated these methods of construction into many of our branded products. We continue to develop alternative supply sources, allowing acquisition of similar component parts which meet the functional requirement of various product lines, and expect to have additional suppliers for these components by the end of 2007. We also purchase a portion of our box spring parts from a single third party source and manufacture the remainder of these parts. Except for our dependence regarding certain polyethylene structural components, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our conventional bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

International

We derived approximately 23.6% of our fiscal 2006 net sales internationally, primarily from Canada and Europe. In Canada, we are the leading bedding manufacturer with a wholesale market share of approximately 18% in 2004 according to Furniture/Today. Our European business sells finished mattresses in the European retail market, as well as latex components to manufacturers worldwide. We believe our significant international presence provides an attractive growth opportunity not readily available to our primary competitors. We also generate royalties by licensing our brands, technology and trademarks to other manufacturers, including twelve international independent licensees.

We have 100% owned subsidiaries in Canada, Mexico, Puerto Rico, Argentina, Uruguay, Brazil, France and Italy, which have marketing and manufacturing responsibilities for those markets. We have three manufacturing facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Uruguay, Brazil, France and Italy which comprise all of the company-owned manufacturing operations outside of the U.S. at November 26, 2006. We operate a distribution center in Uruguay with products received from our subsidiary in Argentina. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia. Except for our European subsidiaries, which manufacture mostly latex foam products, and Argentina which manufactures mostly foam products, the remainder of our international subsidiaries manufacture and sell primarily conventional innerspring bedding.

We utilize licensing agreements in certain international markets. Licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets. Twelve foreign license agreements exist, which provide exclusive rights to market the Sealy brand in Thailand, Japan, the United Kingdom, Spain, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, Bahamas and the Dominican Republic. We operate a sales office in South Korea and use a contract manufacturer to service the South Korean market. In addition, we ship products directly into many small international markets.

For information regarding revenues and long lived assets by geographic area, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”. We

have two reportable segments:  the Americas and Europe. For more information regarding revenues, income and assets by reportable segment, see Note 19 to our Consolidated Financial Statements.

U.S. Bedding Industry

General

The U.S. bedding industry generated wholesale revenues of approximately $6.4 billion during calendar 2005, representing growth of 10.6% as compared to 2004 according to the International Sleep Products Association. Based on a sample of leading mattress manufacturers, including Sealy, the International Sleep Products Association reports that wholesale revenues for these manufacturers increased 6.4% in 2006. The U.S. bedding industry has historically displayed healthy revenue growth, driven by both growing unit demand and rising average unit selling prices. From 1985 to 2005, the International Sleep Products Association estimates that the U.S. bedding industry has grown revenues at a compound annual growth rate of approximately 6.6%, driven by compounded growth in units of 2.7% and compounded growth in average unit selling price of 3.8%. During this 20 year period, there has been just one year in which industry revenues declined (by 0.3% in 2001). This stability and resistance to economic downturns is partially due to replacement purchases, which account for an estimated 70% of bedding industry sales.

We believe we are well positioned to take advantage of two areas where bedding industry dynamics have been particularly favorable for growth: mattress sales at the premium end of the market (that is, greater than $1,000 per set) and sales of queen and king size mattresses. According to the International Sleep Products Association, mattress units sold in the United States at retail price points of at least $1,000, as a percentage of total mattress units sold, rose from 14.5% in 2001 to 21.4% in 2005. Additionally, queen and king size mattress units sold in the United States, as a percentage of total mattress units sold, rose from 43.3% in 2000 to 46.4% in 2004, according to the International Sleep Products Association. We believe we have a relatively higher market share in these categories compared to our overall domestic market share.

The specialty bedding category, which represents non-innerspring bedding products including visco-elastic (memory foam), and latex foam, air-adjustable and other mattress products represented approximately 22.3% of the overall U.S. mattress market revenue in 2005 according to the International Sleep Products Association. The International Sleep Products Association reports that, within their sample, the specialty bedding category has continued to experience substantial growth, with domestic specialty mattress sales growing in 2006 by 19.4% over 2005 sales.

Competition

The bedding industry is highly competitive and we encounter competition from many manufacturers in both domestic and foreign markets. According to data compiled by the U.S. Census Bureau, there are over 650 manufacturers of mattresses and box springs in the U.S. conventional bedding industry and these manufacturers principally compete by developing new products and distributing these new products in retail outlets. While many bedding manufacturers, including Sealy, offer multiple types of bedding products, some of our competitors focus on single product types. The single product focus of these competitors presents them with a competitive advantage, particularly in the specialty bedding market, but we believe going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy) and differentiated specialty bedding offerings give us a competitive advantage.

Our Strategy

We intend to profitably grow our business through the following strategic initiatives:

Drive product innovation

We believe ongoing product innovation is central to increasing market share and driving revenue growth in our industry. With respect to Sealy’s ability to introduce new products, we employ a cross-functional product development process and make substantial investments in consumer research and analysis. The combination of this research-based approach to satisfying customer needs and the collaborative input of our sales, marketing, research and development, engineering, purchasing, finance and manufacturing departments into the product design process will maximize our potential for successful new product introductions over time.

Sealy maintains an ongoing stream of product introductions. In 2004, we successfully completed the rollout of our new single-sided, proprietary Sealy Posturepedic UniCased, and Stearns & Foster product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history. The manufacture and sale of these products for our Sealy Posturepedic lines began early in 2003, followed by the introduction of the new Stearns & Foster lines in the first quarter of 2004.

In 2005, we introduced our new Sealy Posturepedic TrueForm and MirrorForm visco-elastic bedding products to take advantage of the rapid growth of the specialty bedding category. This market category has experienced substantial growth both domestically and internationally. We believe that by successfully leveraging our strong brand advantage, proprietary latex manufacturing technology, and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding category, which according to consumer and market research, will continue to be a significant category of the market.

In the fourth fiscal quarter of 2005 we began to introduce a new line of SpringFree latex mattresses. In the first quarter of fiscal year 2006 we introduced a new line of Sealy Posturepedic branded mattresses and boxsprings. We are launching in the first fiscal quarter of 2007 a new line of Stearns & Foster branded mattresses and boxsprings. These products incorporate the features that we determined were most desired by the consumer during our intensive market and consumer research. These product introductions, designed for global distribution, also provide an opportunity to decrease our average manufacturing cost per unit via design-for-manufacturing principles, the opportunity to leverage our purchasing scale and an intent to simplify the number of stock keeping units and assembly components manufactured.

Increase market share with new and existing customers

We expect to continue to drive market share gains through strategically positioning our products in customer outlets, increasing product turnover and growth in our existing retailer customer base and adding new customers. We have developed a comprehensive set of metrics designed to enable precise measuring and reaction to slot productivity and incremental slot velocity on the retailer floor, which we believe will assist retailers in driving sales of our products.

Maximize leading position in most attractive market sectors

We continue to concentrate our sales, marketing and product development efforts on the fastest growing and most profitable categories of the bedding market. With approximately 77 million “baby boomers” reaching their peak spending years and a growing awareness among consumers of the benefits of quality sleep, customer demand for higher end mattresses has increased. We have a relatively higher market share in the greater than $1,000 retail price point sector compared to our overall domestic market share. We expect that the combination of these factors and our substantial presence in the higher end of the market will aid our future growth.

In addition, we will continue to invest in the specialty bedding category by continuing to introduce innovative products. We believe our leading position with bedding retailers, especially in the higher priced sector of the market, will provide us the opportunity to gain share in this growing specialty bedding category.

Maintain our position as a leading supplier to the largest bedding retailers

Our extensive customer relationships, large and well trained sales force, leading brand names and broad portfolio of product offerings have contributed to what we believe to be a leading market share among the top 25 domestic bedding retailers by wholesale dollars, a group that is growing faster than the broader market. We seek to maximize this market share position and expect to benefit as more of our top customers grow at a faster rate than the overall market in the retail sector. In support of this goal, our industry leading sales force will continue to service these accounts and seek incremental business.

Increase our profit margins

We intend to increase our profit margins over time. We seek to accomplish this in the following principal ways:

•       Designing our new product lines for maximum manufacturing efficiency, yielding productivity improvements;

•       Implementing more efficient manufacturing techniques as well as other, discrete cost reduction initiatives;

•       Using management metrics to benchmark our manufacturing performance on key measures and drive comparative best practices across our manufacturing base;

•       Driving efficiency in our supply chain including strategic sourcing initiatives;

•       Increasing the focus on higher margin, premium and specialty bedding categories and providing compelling reasons to our customers and consumers to invest in these products; and

•       Leveraging our fixed cost base.

Our new product lines are designed by a cross-functional team to ensure optimum manufacturing performance and profit potential. For example, the rollout of our one-sided products has enhanced our manufacturing efficiency and increased our profitability. Our new UniCased lines were engineered to optimize our manufacturing capabilities, with reduced design and production complexity that has decreased production costs. Across all products, the transition to a one-sided design has led to a significant reduction in the number of panel and border fabric SKU’s, which has improved material yield, lowered labor costs per unit and lowered levels of working capital.

We have also undertaken a series of cost savings initiatives that we believe will continue to improve our profitability beyond the benefit of new product rollouts. We are streamlining our manufacturing operations by transitioning from a batch manufacturing process to a cellular manufacturing model with automated, dynamic production scheduling and control of our panel quilters. Further streamlining and efficiencies are being achieved through our expanding application of lean manufacturing principles. We are also seeking to optimize our existing manufacturing infrastructure through manufacturing network optimization, expanded in-house supply of certain components, and regional logistics, material and supply management.

Finally, we have recently implemented a comprehensive set of management metrics that provides extensive and timely data and analysis to support the management of our sales, marketing and operations activities. This process enables comparative benchmarking and institutionalization of manufacturing best practices across our 17 domestic mattress manufacturing facilities and will enable management to drive ongoing improvements in manufacturing costs, productivity and service levels, ultimately benefiting our overall profitability level. We also believe that this metrics system will help our customers sell additional Sealy product to their customers, through more precise measuring and reaction to slot productivity and incremental slot velocity on the retail floor, and more focused marketing (including national, regional, direct and point of sale materials), which we believe will ultimately benefit Sealy and all of its partners (both retailers and suppliers) in increasing sales, profitability and productivity.

Leverage our domestic capabilities worldwide

In December 2006 we announced a realignment of management to treat North America as a single market. The sales and marketing functions in Canada, the United States, Mexico and Puerto Rico now report to the President, North America. Similarly, the manufacturing, purchasing and logistics functions in Canada, the United States, Mexico and Puerto Rico now report to the Executive Vice President Operations, North America. We plan to grow our international business through market-oriented strategies. In Canada, where we have the leading market share position, we also intend to expand our presence by executing a strategy which is similar to that utilized in the U.S. market. In Europe, we seek to gain share from regional competition in a fragmented market by leveraging our sales, marketing and proprietary manufacturing expertise. In Mexico, Argentina, Uruguay and Brazil, we plan to profitably grow our positions by leveraging our sales, marketing and product development capabilities. In addition, we anticipate further growth from international licensees.

Other Company Information

Licensing

At November 26, 2006, there were 19 separate license arrangements in effect with seven domestic and twelve foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services (a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), Chairworks Manufacturing Group Limited (an office seating manufacture), Mantua Manufacturing Co. (a bed frame manufacturer) and KCB Enterprises (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

Our licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal years ended November 26, 2006, November 27, 2005 and November 28, 2004, the licensing group as a whole generated gross royalties of approximately $19.2 million, $16.0 million and $15.6 million, respectively.

Intellectual Property

We have approximately 260 worldwide patents, of which the patents and pending patent applications relating to our UniCased technology, along with those patents that protect our proprietary spring and coil designs, are believed by us to be our most valuable. These patents, having been just recently issued or still pending, afford us multiple years of continuing protection of certain mattress designs. We have filed for patent protection for the core UniCased technology in 13 countries to date and expect similar competitive benefits from the issuance of those patents in those countries. The patents covering our proprietary spring and coil designs also provide Sealy with a competitive advantage in the U.S. and in other countries where we have a presence, and these patents have a remaining enforceable period of at least 14 years.

We own thousands of trademarks, tradenames, service marks, logos and design marks, including Sealy, Stearns & Foster and Posturepedic. We also license the Bassett and Pirelli tradenames in various territories under certain long term agreements. With the exception of the Sealy New Jersey license, the domestic licenses are predominantly trademark licenses. Also, with the exception of the New Jersey license (which is of perpetual duration), each domestic license is limited by a period of years, all of which are for a length of five years or less.

Of our 300 worldwide trademarks, we believe that our Sealy, Posturepedic, Stearns & Foster marks and affiliated logos (the Sealy script, the “butterfly logo” and the Stearns & Foster “seal”) are the most well known. We have registered those marks in over 90 countries.

Our licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology utilized by us. We also provide our licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. Only the New Jersey, Australia, United Kingdom and Jamaica licenses are of perpetual duration (with some rights of termination), while the other licenses are for a set duration or are indeterminate in length and subject to reasonable notice provisions. All licenses have provisions for termination for cause (such as bankruptcy, misuse of the mark or violation of standards), approval of marketing materials, audit rights and confidentiality of proprietary data.

Warranties and Product Returns

Sealy, Stearns & Foster and Bassett bedding offer limited warranties on our manufactured products. The periods for “no-charge” warranty service vary among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy branded products offer a 10 year non-pro rated warranty service period. Our TrueForm visco-elastic line of bedding as well as our SpringFree latex product of bedding, introduced late in 2005, carries a 20 year warranty on the major component, the last ten years of which are pro rated on a straight-line basis. In 2006, we introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated for part of the twenty years. In fiscal 2000, we amended our warranty policy to no longer require the mattress to be periodically flipped. In fiscal 2007, we amended our warranty policy on Sealy brand promotional bedding to three years for our new line introduced in January 2007 and shipping in the second quarter of fiscal 2007.

Employees

As of November 26, 2006 we had 6,233 full time employees. Approximately 68% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our work force to be satisfactory. We have only experienced one work stoppage by some of our employees in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. We have not encountered any significant organizing activity at our non-union facilities in that time frame. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2007 through 2010. As of November 26, 2006, our domestic manufacturing plants employed 1,149, 626, 561 and 241 employees covered under collective bargaining agreements expiring in fiscal 2007, 2008, 2009 and 2010 respectively. At our international facilities, there were 818, 791, 642 and 730 employees covered under collective bargaining agreements expiring in fiscal 2007, 2008, 2009 and 2010, respectively.

Seasonality and Production Cycle

Our third fiscal quarter sales are typically 10% to 15% higher than other fiscal quarters. See Note 17 to our Consolidated Financial Statements.

Most of our sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within five business days of accepting the order). See “Risk Factors—Risks Related to Our Business—We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparison an unreliable indication of our performance.”

Regulatory Matters

Our conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. We believe that we are in material compliance with all such laws and regulations, including the new California flame retardant regulations related to manufactured mattresses and box springs which became effective January 1, 2005. Most of our products are also already compliant with the new Federal flame retardant standards which will become effective July 1, 2007. We do not expect the impact of those regulations to be significant to our results of operations or financial position.

Our principal waste products in North America are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. In the United States, we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act. In our facilities in Mountain Top, Pennsylvania, Argentina, France and Italy, we also manufacture foam. We believe that we are in material compliance with all applicable international, federal, state and local environmental statutes and regulations. Except as set forth in “Item 3—Legal Proceedings” below, compliance with international, federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation which would have a material impact on our operations. Except as set forth in “Item 3—Legal Proceedings” below, we have not been required to make and do not expect to make any material capital expenditures for environmental control facilities in the foreseeable future.

Item 1A.                Risk Factors

The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline.

The bedding industry is highly competitive, and we encounter competition from many manufacturers in both domestic and foreign markets. According to data compiled by the U.S. Census Bureau, there are over 650 manufacturers of mattresses and box springs in the U.S. conventional bedding industry. The highly competitive nature of the bedding industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. Some of our principal competitors have less debt than we have and may be better able to withstand changes in market conditions within the bedding industry. Additionally, we may encounter increased future competition and further consolidation in our industry which could magnify the competitive risks previously outlined.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings. There are a number of risks inherent in our new product line introductions, such as the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, introduction costs and manufacturing inefficiencies may be greater than anticipated, which could impact our profitability.

We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparison an unreliable indication of our performance.

We have historically experienced, and we expect to continue to experience, seasonal and quarterly fluctuations in net sales and operating income. As is the case with many bedding customers, our retail business is subject to seasonal influences, characterized by strong sales for the months of June through September, which impacts our third fiscal quarter results. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

A substantial decrease in business from our significant customers could have a material adverse effect on our sales and market share.

Our top five customers accounted for approximately 19% of our net sales for fiscal 2006. While we believe our relationships with these customers are stable, many arrangements are made by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in material write offs or loss of future business.

In the future, retailers in the United States may consolidate, restructure, reorganize or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only one brand of mattress products which could affect our ability to sell our products on favorable terms or to maintain or increase market share. As a result, our sales and profitability may decline.

Our profitability may be materially and adversely affected by increases in the cost of petroleum-based products, steel and other raw materials.

The major raw materials that we purchase for production are steel wire, fabrics, insulator pads and roll goods consisting of foam, high loft fiber and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand.

In particular, the market prices of foam materials were significantly impacted by the hurricanes that affected the Gulf Coast in August and September of 2005. These conditions caused a significant temporary disruption to the domestic production capacity of certain suppliers of a petroleum-based raw material used in the manufacture of polyurethane foam. Polyurethane foam is a major component of our bedding products. We believe that we will continue to experience upward pressure on pricing for these and other petroleum-based products. In addition, high loft fibers are a popular choice to replace polyurethane foam products in times of peak demand or shortage, thus we believe high loft fiber will also likely experience some upward pressure in 2007.

We also believe we may continue to experience slight upward pressure on steel pricing due to a number of factors, including increased steel scrap imports into Asia directly impacting the ability of domestic mills to maintain cost ratios. Worldwide production has not been able to keep up with the increased demand, due in part to decreased productive capacity in the United States. Furthermore, the weakening of the U.S. dollar has raised the relative price of steel imported into the United States. Consequently, we believe that the cost of cold rolled steel and steel drawn wire used in the production of the spring units and other components within our mattress and box springs will continue to remain elevated above recent historical averages throughout 2007. In the event we experience a significant increase in material costs, our profitability may be materially and adversely affected to the extent we are unable to pass on such higher costs to customers.

Our profitability may be materially and adversely affected by any interruption in supply from third party vendors.

We purchase our raw materials and certain components from a variety of suppliers, including box spring components from Leggett & Platt Inc., foam materials from Carpenter Co., and various subassemblies and components from national raw material and component suppliers. If we experience a loss or disruption in our supply of these components, we may have difficulty sourcing substitute components on terms favorable to us, or at all. In addition, any alternate source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability.

We are dependent upon a single supplier for certain polyethylene structural components in our mattress units. The process to produce these components is proprietary to the supplier and a disruption in their supply could materially and adversely affect our operations.

We are dependent upon a single supplier for certain key structural components which make up our various mattress brands. Such components are purchased under a measured supply agreement and are manufactured in accordance with proprietary process designs exclusive to the supplier. If we experience a loss or disruption in our supply of these components, we may have difficulty sourcing substitute components on terms favorable to us, or at all. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability.

Our significant international operations are subject to foreign exchange, tariff, tax, inflation and political risks and our ability to expand in certain international markets is limited by the terms of licenses we have granted to manufacture and sell Sealy products.

We currently conduct significant international operations and will likely pursue additional international opportunities. Our international operations are subject to the risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations. We have also limited our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy bedding products. Our licensees in Australia, Jamaica and the United Kingdom have perpetual licenses, subject to limited termination rights. Our licensees in the

Dominican Republic, the Bahamas, Israel, Japan, New Zealand, Saudi Arabia, Spain, South Africa and Thailand hold licenses for fixed terms with limited renewal rights. Fluctuations in the rate of exchange between the U.S. dollar and other currencies may affect stockholders’ equity and our financial condition or results of operations.

The loss of the services of one or more members of our senior management team could impair our ability to execute our business strategy and adversely affect our business.

We are dependent on the continued services of our senior management team, most of whom have substantial industry specific experience. For example, David J. McIlquham, our Chief Executive Officer since April 2002, and Lawrence J. Rogers, our current President of the North American Division (former President of the International Bedding Group from January 2001 through December 2006), have served in numerous capacities within our operations since joining us in 1990 and 1979, respectively. The loss of such key personnel could impair our ability to execute our business strategy and have a material adverse effect on our business.

We have a substantial amount of indebtedness, which may adversely affect our cash flow, our ability to comply with our debt covenants, repay our indebtedness and operate our business.

At November 26, 2006, we had outstanding indebtedness, net of cash, of approximately $787 million with additional availability of $79.2 million under the revolving credit facility after taking into account letters of credit for $31.7 million.

We paid $68.1 million of interest during fiscal 2006. In addition, a 1% increase in the interest rates applicable to the unhedged portion of our variable rate debt would result in approximately $3.0 million in additional annual cash interest expense. We have scheduled quarterly principal payments due on our $300 million senior secured term loan of 1.25% of the then outstanding principal from November 2007 through August 2010 and quarterly principal payments of 21.25% of the then outstanding principal amount from November 2010 through the maturity date in August 2011. On our $115 million senior secured term loan, we have no scheduled quarterly principal prepayments due until the maturity date in August 2012. There are no scheduled principal prepayments due on our senior subordinated debt until the maturity date in June 2014. In addition, each year our senior secured term notes remain outstanding, we may be required to make principal prepayments depending on certain financial ratios, as defined in our senior secured credit agreement. There will be no such required prepayment due in 2007 due to our leverage ratio being below 3.25 to 1.00 at November 26, 2006. We are unable to estimate whether any such prepayments may be required after 2007.

Our substantial indebtedness could have important consequences. For example, it could:

•       make it more difficult for us to pay dividends on our common stock;

•       make it more difficult for us to satisfy our obligations with respect to our outstanding debt, and a failure to comply with any financial and other restrictive covenants could result in an event of default under our debt instruments and agreements;

•       require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•       limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•       make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•       limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

•       place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could materially and adversely affect our business, financial condition or results of operations.

Despite our current leverage, we may still be able to incur significant additional indebtedness. This could further exacerbate the risks that we face.

We will be able to incur significant additional indebtedness in the future. Although the indenture governing our 8.25% senior subordinated notes due June 2014 (the “2014 notes”) and the instruments governing the senior secured indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

The terms of the senior secured credit facilities and the indenture governing the 2014 notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our senior secured credit facilities and the indenture governing the 2014 notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on our subsidiaries, including restrictions that may limit our ability to engage in acts that may be in the Company’s best long term interests. The senior secured credit facilities include financial covenants, including requirements that we:

•       maintain a minimum interest coverage ratio; and

•       not exceed a maximum total leverage ratio.

The financial covenants contained in the senior secured credit facilities will become more restrictive over time. In addition, the senior secured credit facilities limit our subsidiaries’ ability to make capital expenditures and require that they use proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under them.

The senior secured credit facilities also include covenants restricting, among other things, our subsidiaries’ ability to:

•       incur or guarantee additional debt or issue preferred stock;

•       pay dividends, or make redemptions and repurchases, with respect to capital stock;

•       create or incur certain liens;

•       make certain loans, acquisitions, capital expenditures or investments; and

•       engage in mergers, acquisitions, asset sales and sale and lease-back transactions.

The indenture relating to the 2014 notes also contains numerous covenants including, among other things, restrictions on our subsidiaries’ ability to:

•       incur or guarantee additional indebtedness or issue disqualified or preferred stock;

•       create liens;

•       enter into sale and lease-back transactions;

•       pay dividends or make other equity distributions;

•       repurchase or redeem capital stock;

•       make investments or other restricted payments;

•       sell assets or consolidate or merge with or into other companies;

•       create limitations on the ability of Sealy Mattress Company and its restricted subsidiaries to make dividends or distributions to Sealy Mattress Corporation (a 100%-owned subsidiary of Sealy Corporation); and

•       engage in transactions with affiliates.

The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our debt agreements could result in a default under such agreements. If any such default occurs, the lenders under the debt agreements may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under our notes. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under the senior secured credit facilities were to be accelerated, our assets may not be sufficient to repay such debt in full or to repay our notes and our other debt.

The time and expense of defending against challenges to our trademarks, patents and other intellectual property could divert our management’s attention and substantial financial resources from our business. Our goodwill and ability to differentiate our products in the marketplace could be negatively affected if we were unsuccessful in defending against such challenges.

We hold over 300 worldwide trademarks, which we believe have significant value and are important to the marketing of our products to customers. We own 31 U.S. patents, a number of which have been registered in a total of 22 countries, and we have 7 domestic patents pending. In addition, we own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also own several U.S. copyright registrations, and a wide array of unpatented proprietary technology and know-how. We also license certain intellectual property rights from third parties.

Our ability to compete effectively with other companies depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Although our trademarks are currently registered in the United States and registered or pending in 96 foreign countries, we still face risks that our trademarks may be circumvented or violate the proprietary rights of others and we may be prevented from using our trademarks if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. We also face risks as to the degree of protection offered by the various patents, the likelihood that patents will be issued for pending patent applications or, with regard to the licensed intellectual property, that the licenses will not be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our goodwill and ability to differentiate our products in the marketplace could be negatively affected and our market share and profitability could be materially and adversely affected.

We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to enable us to pay dividends.

We are a holding company and conduct all of our operations through our subsidiaries and currently have no significant assets other than the capital stock of Sealy Mattress Corporation. As a result, we will rely on dividends and other payments or distributions from our subsidiaries to enable us to pay dividends.

The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries and the covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including Sealy Mattress Company’s senior secured credit facilities and the indenture governing the 2014 notes. For instance, the agreement governing Sealy Mattress Company’s senior secured credit facilities contains restrictions on the ability of Sealy Mattress Corporation to pay dividends or make other distributions to us subject to specified exceptions including an amount based upon 50% of cumulative consolidated net income from April 2004. In addition, the indenture governing the 2014 notes contains restrictions on the ability of Sealy Mattress Company to pay dividends or make other distributions to Sealy Mattress Corporation subject to specified exceptions including an amount based upon 50% of cumulative consolidated net income from April 2004.

Regulatory requirements relating to our products may increase our costs, alter our manufacturing processes and impair our product performance.

Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products and raw materials. These rules and regulations may change from time to time. Compliance with these regulations may negatively impact our business. For example, the California Home Furnishings Bureau adopted new open flame resistance standards under Technical Bulletin 603, and those standards became effective in January 2005. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance.

In February 2005, the U.S. Consumer Product Safety Commission (CPSC) passed 16 CFR Part 1633 that effectively applies the California open flame standard, but will add significant quality control, record keeping and testing requirements on mattress manufacturers, including Sealy. This rule is effective beginning July 1, 2007. The costs associated with the new products and processes needed to comply with the new requirements may not be fully absorbed by our customers and could affect our profitability. Moreover, some states and the U.S. Congress continue to consider open flame regulations for mattresses and bed sets or integral components that may be different or more stringent than the California or CPSC standard and we may be required to make different products for different states or change our processes or distribution practices nationwide. It is possible that some states’ more stringent standards, if adopted and enforceable, could make it difficult to manufacture a cost efficient product in those jurisdictions and compliance with proposed new rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.

In addition, our marketing and advertising practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties, which could require us to alter or end these practices or adopt new practices that are not as effective or are more expensive.

Environmental, health and safety requirements could expose us to material liabilities and changes in our operations as a result of environmental contamination, among other things.

As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents and other petroleum products, as well as certain foam ingredients that may subject us to regulation under numerous federal and state statutes governing the environment (including those environmental regulations that are applicable to our foreign operations such as Argentina, Brazil, Canada, France, Italy, Mexico, Uruguay and other jurisdictions). Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. As we abide by certain new open flame regulations, our products and processes may be governed more rigorously by certain state and federal environmental and OSHA standards as well as the provisions of California Proposition 65 and 16 CFR Part 1633.

We have made and will continue to make capital and other expenditures to comply with environmental requirements. We also have incurred and will continue to incur costs related to certain remediation activities. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. We are currently addressing the clean-up of environmental contamination at our former facility in South Brunswick, New Jersey and our former facility in Oakville, Connecticut. We have accrued approximately $0.8 million and $2.2 million for the Oakville and South Brunswick clean-ups, respectively, and we believe that these reserves should be adequate. While uncertainty exists as to the ultimate resolution of these two environmental matters and we believe that the accruals recorded are adequate, in the event of an adverse decision by one or more of the governing environmental authorities or if additional contamination is discovered, these matters could have a material effect on our profitability.

A change or deterioration in labor relations could disrupt our business or increase costs, which could lead to a material decline in sales or profitability.

As of November 26, 2006, we had 6,233 full time employees. Approximately 68% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2007 through 2010. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew the various collective bargaining agreements on a timely basis or on favorable terms, or at all.

Our pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.

We have a noncontributory, defined benefit pension plan covering current and former hourly employees at five of our active plants and seven previously closed facilities. We record a minimum liability associated with this plan equal to the excess of the accumulated benefit obligation over the fair value of plan assets. The minimum liability at November 26, 2006 was $3.7 million, and we expect to make estimated minimum funding contributions totaling approximately $1.7 million in 2007. If the performance of the assets in this pension plan does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plan could be higher than we expect. This pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to us by Sealy, Inc. (our 100%-owned subsidiary).

We administer our component operations at our Rensselaer, Indiana facility. Our leased facilities are occupied under operating leases, which expire from fiscal 2007 to 2033, including renewal options.

The following table sets forth certain information regarding manufacturing and distribution facilities operated by us at January 31, 2007:

		Approximate
		Square
Location		Footage	Title
United States
Arizona	Phoenix	76,000	Owned(a)
California	Richmond	238,000	Owned(a)
	South Gate	185,000	Owned(a)
Colorado	Colorado Springs	70,000	Owned(a)
	Denver	92,900	Owned(a)
Florida	Orlando	97,600	Owned(a)(b)
	Orlando	225,000	Owned(c)
Georgia	Atlanta	292,500	Owned(a)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer	131,000	Owned(a)
	Rensselaer	124,000	Owned(a)
Kansas	Kansas City	102,600	Leased
Maryland	Williamsport	144,000	Leased
Minnesota	St. Paul	93,600	Owned(a)
New York	Green Island	257,000	Owned(c)
North Carolina	High Point	151,200	Owned(a)
Ohio	Medina	140,000	Owned(a)
Oregon	Portland	140,000	Owned(a)
Pennsylvania	Clarion	85,000	Owned(a)
	Delano	143,000	Owned(a)
	Mountain Top	210,000	Owned(c)
Texas	Brenham	220,000	Owned(a)
	North Richland Hills	124,500	Owned(a)
Canada
Alberta	Edmonton	144,500	Owned(a)
Quebec	Saint Narcisse	76,000	Owned(a)
Ontario	Toronto	80,200	Leased
Argentina	Buenos Aires	85,000	Owned
Brazil	Sorocaba	92,000	Owned
Puerto Rico	Carolina	58,600	Owned(a)
Italy	Silvano d’Orba	170,600	Owned(a)(d)
France	Saleux	239,400	Owned(d)
Mexico	Toluca	157,100	Owned
Uruguay	Montevideo	39,500	Leased
		4,698,500

(a)           We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

(b)           We are in the process of selling our current Orlando facility and replacing it with the new leased facility in Orlando.

(c)            We engaged third parties to construct these facilities to be leased by us. Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires us to be considered the owner, for accounting purposes only, of these production facilities.

(d)          These properties are in our European segment. All other properties are included in our Americas segment.

In addition to the locations listed above, we maintain additional warehousing facilities in several of the states where our manufacturing facilities are located. We consider our present facilities to be generally well maintained and in sound operating condition.

Item 3.                        Legal Proceedings

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. We and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, we and our subsidiary agreed to conduct soil and groundwater remediation at the property. We sold the property in 1997. We and our subsidiary retained primary responsibility for the required remediation. We have completed essentially all soil remediation with the New Jersey Department of Environmental Protection’s approval, and have concluded a pilot test of the groundwater remediation system. During 2005, with the approval from the New Jersey Department of Environmental Protection, we removed and disposed of sediment in Oakeys Brook adjoining the site. We continue to monitor groundwater remediation at this site. We have recorded a reserve for $2.2 million ($2.7 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, we received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and our liability, if any, cannot be reasonably estimated at this time, we have not made any accruals related to this matter.

We are also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although we are conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. We have completed essentially all soil remediation under the remediation plan and are currently monitoring groundwater at the site. We have identified cadmium in the groundwater at the site and intend to address that during fiscal 2007. We have recorded a reserve of approximately $0.8 million associated with the additional work and ongoing monitoring. We believe the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

We removed three underground storage tanks previously used for diesel, gasoline, and waste oil from our South Gate, California facility in March 1994 and remediated the soil in the area. Since August 1998, we have been working with the California Regional Water Quality Control Board, Los Angeles Region to monitor groundwater at the site.

While we cannot predict the ultimate timing or costs of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, we believe that the accruals recorded are adequate and do not believe the resolution of these matters will have a material adverse effect on our financial position or our future operations; however, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material adverse effect.

Item 4.                        Submission of Matters to a Vote of Security Holders

Executive Officers of the Registrant

Name	Age	Position
David J. McIlquham	52	Chairman, President, Chief Executive Officer and Director
Lawrence J. Rogers	58	President, North America
Jeffrey C. Ackerman	43	Executive Vice President and Chief Financial Officer
G. Michael Hofmann	48	Executive Vice President of Operations, North America
Alfred R. Boulden	60	Senior Vice President, Field Sales
Jeffrey C. Claypool	59	Senior Vice President, Human Resources
Charles L. Dawson	50	Senior Vice President, National Accounts
Philip Dobbs	45	Senior Vice President, Marketing
Kenneth L. Walker	58	Senior Vice President, General Counsel and Secretary

The present principal occupations and recent employment history of each of the executive officers and key employees listed above is as follows:

David J. McIlquham.   Mr. McIlquham, age 52, has been Chief Executive Officer since April 2002 and has been President since February 2001. He was elected Chairman of our board of directors in April 2004. He had been Chief Operating Officer from February 2001 to April 2002. Prior to that, he had been Corporate Vice President, Sales and Marketing since September 1998 and was Corporate Vice President, Marketing since joining us in 1990 until 1998. He has been a director since April 2002.

Lawrence J. Rogers.   Mr. Rogers, age 58, has been the President, North America since December 15, 2006. Prior to that, Mr. Rogers was President, Sealy International. Since joining us in 1979, Mr. Rogers has served in numerous other capacities within our operations, including President of Sealy of Canada.

Jeffrey C. Ackerman.   Mr. Ackerman, age 43, has been Executive Vice President and Chief Financial Officer since joining us in January 2006. From 1997 until joining us, Mr. Ackerman was a Vice President, Finance with Dade Behring, Inc., a medical diagnostics company. From 1989 to 1997, he served in a variety of finance roles at the Frito-Lay branded snacks division of Pepsi Co.

G. Michael Hofmann.   Mr. Hofmann, age 48, has been Executive Vice President of Operations, North America since December 15, 2006. Prior to that Mr. Hofmann was Senior Vice President, Operations since October 2002. From 1982 until joining our company, Mr. Hofmann was with Hill-Rom Company, a medical equipment manufacturing division of Hillenbrand Industries, serving as its Vice President, Global Engineering from 2001 through 2002, and its Vice President and General Manager, Europe Capital Business Unit from 1995 through 2000.

Alfred R. Boulden.   Mr. Boulden, age 60, has been Senior Vice President, Field Sales since August 2001. Since joining us in 1991, Mr. Boulden has served in numerous sales positions.

Jeffrey C. Claypool.   Mr. Claypool, age 59, has been Senior Vice President, Human Resources since joining us in September 1991.

Charles L. Dawson.   Mr. Dawson, age 50, has been Senior Vice President, National Accounts since August 2001. Since joining us in 1986, Mr. Dawson has served in numerous sales positions.

Philip Dobbs.   Mr. Dobbs, age 45, has been Senior Vice President, Marketing since March 2005. From 2002 until joining our company, Mr. Dobbs was with Cadbury Schweppes, a chewing gum, mint and throat drop manufacturer, serving as its Vice President of Marketing. From 2000 through 2001, he served as Managing Director and President of Heinz Pet Food for HJ Heinz.

Kenneth L. Walker.   Mr. Walker, age 58, has been Senior Vice President, General Counsel and Secretary since joining us in May 1997.

Additional information regarding our Board and Committee Governing Documents, our Audit Committee, our director nomination process, and our Codes of Ethics for all employees of the Company required by this item is incorporated by reference to all information under the caption entitled “Corporate Governance” included in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”). In addition, Item 1. Business, above contains information relating to the availability of a copy of this code on our website.

PART II

Item 5.                        Market for Registrant’s Common Equity,  Related Stockholder Matters, and Issuer Purchases of Equity Securities

On April 12, 2006, we completed our initial public offering (the “IPO”) of 32,200,000 shares of common stock (the “IPO Shares”). We sold 20,000,000 shares (the “Company Shares”) at a price to the public of $16.00 per share and selling stockholders sold 12,200,000 shares (the “Selling Stockholder Shares”) at a price to the public of $16.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-126280). The registration statement was declared effective by the Securities and Exchange Commission on April 6, 2006. Citigroup Global Markets Inc., Goldman, Sachs & Co, J.P. Morgan Securities Inc. and Banc of America Securities LLC served as joint book-running managers. The underwriters received a discount of $1.04 per share on the Company Shares, for a total underwriting discount of $20.8 million. The net proceeds to us from the sale of the Company Shares, after deducting the underwriting discount, were approximately $299.2 million. During the second and third quarters, we used the net proceeds from the IPO as follows: (i) on April 12, 2006, $125 million was distributed as a cash dividend to stockholders of record as of April 6, 2006, immediately prior to the IPO; (ii) on April 21, 2006, approximately $90.0 million was paid to redeem our Senior Subordinated Pay-In-Kind Notes (our “PIK Notes”), including accrued interest and prepayment penalties thereon; (iii) on April 26, 2006, we completed a series of open market transactions whereby approximately $51.6 million was paid to repurchase and retire approximately $47.5 million aggregate principal amount of the our 2014 Notes, at market prices ranging from 105.25% to 105.94% of par, along with accrued interest thereon; (iv) on April 12, 2006 we paid $11.0 million to KKR to terminate the management services agreement with them; (v) we paid approximately $17.5 million to members of management for transaction related bonuses; and (vi) approximately $3.9 million has been used for other costs associated with the IPO. We did not receive any proceeds from the sale by the selling stockholders of the Selling Stockholder Shares.

Our common stock trades on the New York Stock Exchange under the symbol “ZZ.” The table below highlights quarterly stock market information and the amount of cash dividends declared per share of our common stock since the IPO.

	Sales Price ($)		Cash Dividend
	High	Low	Declared ($)
Fiscal 2006
Second quarter	18.20	12.95	0.075
Third quarter	14.25	11.64	0.075
Fourth quarter	15.40	12.88	0.075

Our ability to pay dividends is restricted by our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

During fiscal 2006, a total of 2,049,011 options to purchase our common stock were granted to certain of our employees under the Sealy Corporation 2004 Stock Option Plan. Options under the 2004 Plan are granted in part as “time options,” which vest and become exercisable ratably on a monthly basis generally over the first five years following the date of grant, and granted in part as “performance options,” which vest and become exercisable each fiscal year through fiscal 2008 upon the achievement of certain financial performance targets, and in any event by the eighth anniversary of the date of grant.

As of January 31, 2007, there were approximately 193 holders of record of our common stock.

We did not repurchase any of our Company’s common stock during the fourth quarter of fiscal 2006. On February 19, 2007, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Company’s common stock. In addition, we purchase shares representing common stock surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company’s 1998 and 2004 Stock Option Plans.

Item 6.                        Selected Financial Data

The following table presents selected historical financial and other data about us. The selected historical financial data for the years ended and as of December 1, 2002, November 30, 2003, November 28, 2004, November 27, 2005 and November 26, 2006 are derived from our audited consolidated financial statements and the notes thereto. The financial statements for the three years ended November 27, 2006 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and are included in “Financial Statements and Supplementary Data.”

The selected historical financial and other data set forth below should be read together with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto, appearing elsewhere in this report.

	Fiscal Year (1)
	2002	2003	2004	2005	2006
	(in millions, except per share data)
Statement of Operations Data:
Net sales(2)	$1,189.2	$1,189.9	$1,314.0	$1,469.6	$1,582.8
Cost of goods sold	679.7	695.1	740.1	818.0	874.9
Selling, general and administrative expenses	410.5	398.4	430.9	456.3	499.6
Other (income) expense(3)	(0.8)	(9.5)	120.8	(12.7)	15.4
Income (loss) from operations	99.8	105.9	22.2	208.0	192.9
Interest expense	72.6	68.5	72.7	79.6	72.0
Other (income) expense, net	3.1	0.9	(0.8)	5.4	9.1
Income (loss) before provision for income taxes	24.1	36.5	(49.7)	123.0	111.8
Provision for income tax expense	7.2	18.2	(9.6)	54.5	37.6
Income (loss) before cumulative effect of change in accounting principle	16.9	18.3	(40.1)	68.5	74.3
Cumulative effect of change in accounting
principle, net of tax	—	—	—	—	0.3
Net income (loss)	16.9	18.3	(40.1)	68.5	74.0
Liquidation preference for common L&M shares	18.6	20.5	7.8	—	—
Income (loss) available to common shareholders	$(1.7)	$(2.2)	$(47.9)	$68.5	$74.0
Basic net income (loss) per share:
Net income (loss) per share	$0.21	$0.22	$(0.53)	$0.97	$0.89
Cumulative effect of change in accounting principle	—	—	—	—	—
Liquidation preference for common L&M shares	(0.22)	(0.25)	(0.11)	—	—
Earnings per common share—Basic	$(0.01)	$(0.03)	$(0.64)	$0.97	$0.89
Weighted average shares	82.0	82.6	75.3	70.4	83.6
Diluted net income (loss) per share:
Net income (loss) per share	$0.21	$0.22	$(0.53)	$0.91	$0.83
Cumulative effect of change in accounting principle	—	—	—	—	—
Liquidation preference for common L&M shares	(0.22)	(0.25)	(0.11)	—	—
Earnings per common share—Diluted	$(0.01)	$(0.03)	$(0.64)	$0.91	$0.83
Weighted average shares	82.0	82.6	75.3	75.4	89.6
Balance Sheet Data (at end of period):
Current assets	$292.0	$356.7	$300.0	$304.4	$345.3
Total assets	904.9	959.1	898.5	915.9	1,002.7
Current liabilities	226.2	264.6	255.2	282.0	288.2
Long term debt, net of current portion	719.9	699.6	1,043.6	959.8	814.2
Total debt	753.2	747.3	1,052.1	972.8	832.5
Common stock and options subject to redemption	—	—	—	21.6	20.3
Stockholders’ deficit	(115.7)	(76.2)	(456.8)	(412.2)	(172.8)
Other Financial Data:
Depreciation & amortization	22.5	24.9	25.4	21.9	30.2

Capital expenditures	(16.8)	(13.4)	(22.8)	(29.4)	(30.9)
Cash flows provided by (used in):
Operating activities	100.3	87.1	43.5	135.0	58.2
Investing activities	(39.4)	0.6	(7.4)	(19.4)	(30.3)
Financing activities	(45.1)	(14.7)	(116.0)	(101.5)	(18.9)

(1)          We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended December 1, 2002, November 30, 2003, November 28, 2004, November 27, 2005 and November 26, 2006 were all 52-week years. All stock share amounts have been restated to reflect the 0.7595 to one reverse stock split which became effective on March 23, 2006.

(2)          Information for periods prior to fiscal 2003 has been restated from previously published reports due to the adoption of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” as of March 4, 2002, reflecting a reclassification of such costs from selling, general and administrative costs to a reduction of net sales. There was no change to reported net income.

(3)          Also includes the following items to the extent applicable for the periods presented: IPO expenses, recapitalization expense, stock based compensation, business closure charge, plant closing and restructuring charges, amortization of intangibles, asset impairment charge and net royalty income.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes included in this filing. Except where the context suggests otherwise, the terms “we,” “us” and “our” refer to Sealy Corporation and its subsidiaries.

Business Overview

We believe we are the largest bedding manufacturer in the world, with a domestic market share of approximately 21% in 2005. We believe our market share in 2006 is comparable to 2005. We manufacture and market a complete line of bedding (innerspring and non-innerspring) products, including mattresses and box springs, holding leading positions in key market categories such as luxury bedding products and among leading retailers. According to Home Furnishing News in 2005, the Sealy brand ranked 15th among the top 150 home products brands. Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brands and accounted for approximately 92% of our total net sales for the year ended November 26, 2006. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products. We expect to experience continued growth in these product lines as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately half of our box spring component parts requirements. The growth of the bedding industry has been supported by economic and demographic factors such as increasing disposable income among the “baby boomer” sector of the population, an increase in the number of bedrooms per home and second home purchases, and growing awareness of the health benefits of quality sleep.

In 2004, we successfully completed the rollout of our new single-sided, “no-flip” Sealy and Stearns & Foster UniCased product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history. The manufacture and sale of these products for our Sealy Posturepedic lines began in mid-2003, followed by the introduction of the new Stearns & Foster lines in the first fiscal quarter of 2004. Our initial profitability from the sales of these new products was limited as we worked to gain manufacturing efficiency with the new designs and supported our customers’ transition to the new products with price rollbacks. In 2004, with these issues substantially behind us, we began to realize the anticipated contribution of these products to our sales growth and profitability, which has continued through 2006. Our profitability has been further enhanced by rapid growth among our high end price point ($1,000 and up) luxury bedding lines. Our shares of the Luxury and Ultra-Luxury product categories are greater than our overall market share, and our Stearns & Foster and Luxury Posturepedic lines directly target these categories.

Late in the first fiscal quarter of 2005, we introduced our new TrueForm visco-elastic bedding product line, followed by the introduction of our Spring Free latex mattress in late 2005, to take advantage of the rapid growth of the specialty bedding category. This market, which includes latex foam, visco-elastic and air-adjustable mattress products, has experienced substantial growth both domestically and internationally. We believe that by successfully leveraging our strong brand advantage and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding category.

Our industry continues to be challenged by the high cost of steel and petroleum products, which affect the cost of our steel innerspring and our polyurethane foam and polyethylene component parts. During fiscal 2006, the cost of these components has continued to remain elevated above their recent historical averages, and we expect this trend to continue into fiscal 2007. Through November 26, 2006, we have been able to successfully address these cost pressures through price increases announced in May 2004 and November 2005 and cost reduction efforts. As discussed below under “—Foam Material Supply Disruption; Raw Materials” the effects of the 2005 Gulf Coast hurricanes caused significant temporary shortages which had an adverse impact on the cost of foam materials used in the manufacture of our products. In response to these shortages, the higher worldwide prices of petroleum and petroleum-based products, and an expected increase in lumber prices related to higher demand for lumber to support the reconstruction of areas devastated by the Gulf Coast hurricanes, we raised prices across all of our product lines in the United States and Canada. The price increases varied by product line and mattress size and took effect on November 14, 2005.

We have continued to see sales growth in our international operations over the last several years, with our foreign subsidiaries contributing 23.6% of our total revenues during fiscal 2006. However, our Brazilian subsidiary, contributing less than 1% of our revenues for fiscal 2006, has continued to perform below our expectations and has not yet achieved profitability. While we do not believe that we have suffered any impairment with respect to our investment in long lived assets in Brazil, we will continue to monitor that operation closely as we evaluate our strategic alternatives in that market.

Foam Material Supply Disruption; Raw Materials

The Gulf Coast hurricanes in late August and September of 2005 caused a significant temporary disruption to the productive capacity of facilities operated by certain suppliers of an essential raw material called TDI. This material is used to manufacture polyurethane foam, a material used in substantially all of our bedding products. As a result, there was a temporary foam shortage that affected North American manufacturers in the mattress, furniture, and automobile seating industries. Our principal foam supplier, which supplies substantially all of our foam requirements in the U.S. and Canada, gave notice that most types of foam they supply would be on temporary allocation, and we experienced some limited impact on production schedules across all of our North American mattress plants for approximately four weeks during the fourth quarter of fiscal 2005. By re-prioritizing our production and delivery schedules and utilizing our international operations to locate alternative sources of foam products, we were successful in limiting the impact of this disruption on our customers and our business. We were able to resume normal production schedules by October 17, 2005 and had resumed normal delivery schedules by October 27, 2005. The supply restrictions imposed by our supplier were removed during the first quarter of fiscal 2006. This disruption did not have a material impact on our results of operations for fiscal 2005 and 2006 and did not affect the roll-out of our TrueForm product line or other specialty bedding offerings.

The market prices of foam materials were significantly impacted by these hurricanes.  We believe that we will continue to experience upward pressure on pricing for these and other petroleum-based products. In addition, high loft fibers are a popular choice to replace polyurethane foam products in times of peak demand or shortage, thus we believe high loft fiber will also likely experience some upward pressure in 2007.

We also believe we may continue to experience slight upward pressure on steel pricing due to a number of factors, including increased steel scrap imports into Asia directly impacting the ability of domestic mills to maintain cost ratios. Worldwide production has not been able to keep up with the increased demand, due in part to decreased productive capacity in the United States. Furthermore, the weakening of the U.S. dollar has raised the relative price of steel imported into the United States. Consequently, we believe that the cost of cold rolled steel and steel drawn wire used in the production of the spring units and other components within our mattress and box springs will continue to remain elevated above their recent historical averages throughout 2007. In the event we experience a significant increase in material costs, our profitability may be materially and adversely affected to the extent we are unable to pass on such higher costs to customers.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP). The preparation of financial statements in accordance with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 herein. We believe the following accounting estimates are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Cooperative Advertising, Rebate and Other Promotional Programs—We enter into agreements with our customers to provide funds to the customer for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers whereby funds may be rebated to the customer. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebate funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Most of these agreements coincide with our fiscal year; however, our customers typically have ninety days following the end of a period to submit claims for reimbursement of advertising and promotional costs. Therefore, significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by our customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Costs of these programs totaled $247.9 million in 2006, of which $96.7 million associated with volume rebates, supply agreement amortization, slotting fees, end consumer rebates and other customer allowances was recorded as a reduction of sales and the remaining $151.2 million associated with cooperative advertising was recorded as selling, general and administrative expenses.

Allowance for Doubtful Accounts—We actively monitor the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our reserve for bad debts, we also consider other general economic factors. Our management believes that our process of specific review of customers combined with overall analytical review provides an accurate evaluation of ultimate collectibility of trade receivables. We recorded a bad debt provision of $2.7 million, or approximately 0.2 percent of sales, in fiscal 2006.

Warranties and Product Returns—Our warranty policy provides a 10 year non-pro rated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a 20 year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, introduced in 2005, the last ten years of which are pro rated on a straight-line basis. In 2006, we introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated for part of the twenty years. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. Our estimate involves an average lag time in days between the sale of a bed and the date of its return applied to the current rate of warranty returns. Our accrued warranty liability totaled $15.3 million as of November 26, 2006. During fiscal 2004, we enhanced our data collection process with respect to warranty returns. This enhancement allows us to determine the age of the bed based on the manufacture date and allows us to specifically identify and track reasons for the return. This information has enabled us to refine the estimation process with respect to the estimated future warranty obligation and, more importantly, provides better management information with which we can isolate and remedy any causes for product defects. The implementation of this enhanced process resulted in a $2.7 million increase in our accrued warranty liability in fiscal 2004 due to a change in the estimate of the portion of returns attributable to warranties.

Share Based Compensation Plans—We have four shared based compensation plans, as described more fully in Note 4 to our Consolidated Financial Statements included in Item 8. We adopted the provisions of FAS No. 123 (revised 2004 ) “Share Based Payment” (FAS 123(R)) effective August 29, 2005, the beginning of the fourth quarter of fiscal 2005. Previously, we accounted for our stock option and stock incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and made no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. For new awards issued and awards modified, repurchased, or cancelled after the date of adoption, the cost is equal to the fair value of the award at the date of the grant, and compensation expense is recognized for those awards earned over the service period. Certain of the equity awards vest based upon the Company achieving certain EBITDA performance targets. During the service period, management estimates whether or not the EBITDA performance targets will be met in order to determine the vesting period for those awards. At the date of grant, we determine the fair value of the awards using the Black-Scholes option pricing formula or the trinomial lattice model, as appropriate under the circumstances. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of Sealy Corporation’s stock, each of which impacts the fair value of the stock options.

Self-Insurance—We are self-insured for certain losses related to general liability, product liability, automobile, workers’ compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by us and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While management believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. During fiscal 2006, we recognized a reduction of reserves totaling $5.7 million which included a $2.3 million change in estimate due to a change from industry loss development factors to our own historical loss development factors. The remaining change relates to favorable loss development due to a reduction in both the frequency and severity of historical claims experience. All such charges related to plant labor and are therefore included in cost of goods sold for the period.

Impairment of Goodwill—We perform at least an annual assessment of our goodwill for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. We assess recoverability using several methodologies, which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit and discount rates. Discount rates are based upon the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the discounted fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, we would recognize impairment for the excess of carrying value over fair value. The total carrying value of our goodwill at November 26, 2006 was $388.2 million.

Commitments and Contingencies—We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Income Taxes—We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses and capital loss carryforwards, is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. Our net deferred tax assets at November 26, 2006 were $2.2 million, net of a $28.8 million valuation allowance. Significant judgment is also required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we may establish and have established reserves when we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.

Initial Public Offering

On April 12, 2006, we completed an IPO of our common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. We used a portion of the proceeds to pay a cash dividend to shareholders of record immediately prior to the IPO of $125 million. We also used a portion of the proceeds from the IPO to repurchase and retire $47.5 million aggregate principal amount of our 2014 Notes in a series of open market transactions completed on April 26, 2006 at prices ranging from 105.25% to 105.92% of par, plus accrued interest. On April 21, 2006, we used approximately $90.0 million of IPO proceeds to redeem the entire outstanding balance of the PIK Notes, along with accrued interest and prepayment penalties through the date of the redemption. For a detailed presentation of the sources and uses of cash from the IPO, see Note 2 to our Consolidated Financial Statements, included in Part II, Item 8 herein.

Merger and Recapitalization

On April 6, 2004, we completed a merger with an entity owned by affiliates of KKR whereby KKR acquired approximately 92% of our capital stock and the Rollover Stockholders retained approximately an 8% interest in our capital stock.

In connection with the merger, we repaid substantially all of our then-outstanding debt and accrued interest as of April 6, 2004 totaling $751.1 million. Our capital stock outstanding immediately prior to the merger, except with respect to those shares to be retained by the Rollover Stockholders, was cancelled and exchanged for a right to receive aggregate cash consideration of approximately $740.5 million plus direct costs of $7.6 million (the “Recapitalization”).

We issued new Class A common stock to KKR in exchange for cash in the amount of $436.1 million, and the Rollover Stockholders retained their Class A common stock in proportion to their respective ownership interests. Sealy Mattress Company issued new debt totaling $1.05 billion consisting of a new $125 million floating rate senior secured revolving credit facility with a six year maturity (under which no amounts were drawn at the time of the Recapitalization), a new $560 million floating rate senior secured term loan facility with an eight year maturity, $100 million under a floating rate senior unsecured term loan with a nine year maturity, and $390 million aggregate principal amount of new 8.25% senior subordinated notes due June 2014. On September 29, 2004, Sealy Mattress Company completed an exchange offer whereby all of the senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes).

Concurrent with the Recapitalization, the option agreements of three of our officers were amended to provide them with the right to put their vested shares held under their options back to us upon their retirement. We recorded an obligation of approximately $2.5 million to recognize the resulting obligation to repurchase vested shares under options held by these officers.

In connection with the Recapitalization, we incurred costs and expenses totaling $177.1 million, including $36.4 million capitalized as deferred debt issuance costs to be amortized over the respective terms of the new debt, and $7.6 million of costs charged against additional paid in capital associated with the repurchase of previously outstanding shares as noted above. The remaining $133.1 million of expenses resulted in a pre-tax charge against earnings for the year ended November 28, 2004, of which $132.7 million had been recognized during the six months ended May 30, 2004. Included in the charge were compensation expenses of approximately $53.8 million for the cash settlement and change in the measurement date for options that remained outstanding, management transaction bonuses and the cancellation of an executive’s contract. Also included were $11.8 million for the write off of debt issuance costs and premiums associated with debt extinguished in the transaction, and $20.4 million for the payment of premium and consent fees associated with the repayment of the previous public debt. The remaining charges represent other non-recurring charges primarily associated with advisory fees and expenses paid in connection with the Recapitalization. Of the total pre-tax charge of $133.1 million, approximately $42.2 million were noncash charges. Cash costs and pre-tax expenses connected with the Recapitalization, including the payment of certain previously accrued expenses of approximately $1.1 million, totaled approximately $136.9 million.

Results of Operations

Tabular Information

The following table sets forth our summarized results of operations for fiscal years 2004, 2005 and 2006, expressed in thousands of dollars as well as a percentage of each year’s net sales:

	Fiscal year
	2004		2005		2006
	(in thousands)
		(1)		(1)		(1)
Total net sales	$1,314,020	100.0%	$1,469,574	100.0%	$1,582,843	100.0%
Total cost of goods sold(2)	740,109	56.3	817,978	55.7	874,927	55.3
Gross Profit	573,911	43.7	651,596	44.3	707,916	44.7
Selling, general and administrative(2)	430,883	32.8	456,281	31.0	499,614	31.6
Expenses associated with initial public offering of common stock	—	—	—	—	28,510	1.8
Recapitalization expense	133,134	10.1	—	—	—	—
Plant closing and restructuring charges	624	—	—	—	—	—
Amortization of intangibles	1,208	0.1	566	—	5,707	0.4
Royalty income, net of royalty expense	(14,171)	(1.1)	(13,220)	(0.9)	(18,855)	(1.2)
Income from operations	22,233	1.8	207,969	14.2	192,940	12.1
Interest expense	72,731	5.5	79,564	5.4	71,961	4.5
Debt extinguishment and refinancing expenses	—	—	6,248	0.4	9,899	0.6
Other (income) expense, net	(861)	(0.1)	(895)	(0.1)	(750)	—
Income (loss) before income taxes and cumulative effect of change in accounting principle	(49,637)	(3.6)	123,052	8.5	111,830	7.0
Income taxes	(9,570)	(0.7)	54,573	3.7	37,576	2.4
Income (loss) before cumulative effect of change in accounting principle	(40,067)	(3.0)	68,479	4.7	74,254	4.7
Cumulative effect of change in accounting principle	—	—	—	—	287	—
Net income (loss)	$(40,067)	(2.9)%	68,479	4.8%	$73,967	4.6%
Effective tax rate	19.3%		44.3%		33.6%

(1)           Percentage of net sales

(2)           Included in our selling, general and administrative expenses for fiscal years 2004, 2005 and 2006 were $68.9 million, $73.1 million and $80.7 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to our customers, including approximately $7.0 million, $7.8 million and $8.6 million, respectively, of costs associated with internal transfers between our plant locations. With respect to these costs, our cost of goods sold may not be comparable with that reported by other entities.

The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Fiscal year
	2004	2005	2006
US Domestic	78.9%	78.9%	76.4%
International:
Canada	8.7	8.9	10.6
Europe	7.6	7.4	7.7
Other	4.8	4.8	5.3
Total	100.0%	100.0%	100.0%

The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	Fiscal year
	2004		2005		2006
	(in thousands)
Total Domestic
(US Dollars):		(1)		(1)		(1)
Total net sales	$1,036,252	100.0%	$1,160,068	100.0%	$1,209,012	100.0%
Total cost of goods sold	564,723	54.5	622,693	53.7	645,131	53.4
Gross profit	471,529	45.5	537,375	46.3	563,881	46.6
Total International
(US Dollars):
Total net sales	277,768	100.0	309,506	100.0	373,831	100.0
Total cost of goods sold	175,386	63.1	195,285	63.1	229,796	61.5
Gross profit	102,382	36.9	114,221	36.9	144,035	38.5
Canada
(US Dollars):
Total net sales	114,538	100.0	130,611	100.0	167,763	100.0
Total cost of goods sold	68,661	59.9	76,296	58.4	93,699	55.9
Gross profit	45,877	40.1	54,315	41.6	74,064	44.1
(Canadian Dollars):
Total net sales	149,774	100.0	158,138	100.0	190,371	100.0
Total cost of goods sold	89,649	59.9	92,371	58.4	106,336	55.9
Gross profit	60,125	40.1	65,767	41.6	84,035	44.1
Europe:
(US Dollars):
Total net sales	100,455	100.0	109,024	100.0	121,871	100.0
Total cost of goods sold	66,418	66.1	75,004	68.8	86,706	71.1
Gross profit	34,037	33.9	34,020	31.2	35,165	28.9
(Euros):
Total net sales	81,642	100.0	86,638	100.0	97,982	100.0
Total cost of goods sold	53,855	66.0	59,700	68.9	69,530	71.0
Gross profit	27,787	34.0	26,938	31.1	28,452	29.0
Other International
(US Dollars):
Total net sales	62,775	100.0	69,872	100.0	84,198	100.0
Total cost of goods sold	40,307	64.2	43,985	63.0	49,391	58.7
Gross profit	22,468	35.8	25,887	37.0	34,807	41.3

(1)          Percentage of net sales

Year Ended November 26, 2006 Compared With Year Ended November 27, 2005

Net Sales.   Net sales for the year ended November 26, 2006 were $1,582.8 million, an increase of $113.3 million, or 7.7% from the year ended November 27, 2005. Total unit sales for the year ended November 26, 2006 were 1.4% above the prior year. Total domestic net sales were $1,209.0 million for fiscal 2006 compared to $1,160.1 million for fiscal 2005. The domestic net sales increase of $48.9 million was attributable to a 7.4% increase in average unit selling price, partially offset by a 2.9% decrease in unit volume. The decrease in volume is primarily attributable to the impact of our customers transitioning to our new Posturepedic and Stearns & Foster models. The products affected by these changes represented approximately 70% of our total domestic sales. Additionally, we saw increased competitive pressures particularly in the $750 to $1500 retail price range. The decrease is partially offset by the strong growth of our promotional innerspring and specialty lines, which we define as those products utilizing cores made of foam or other materials rather than innerspring. The most significant change in the lines is that the new products comply with federal fire safety standards that go into effect July 1, 2007 for all mattress manufacturers. In 2007, we will re-merchandise the promotional line to comply with these new federal standards. The increase in average unit selling price is primarily due to price increases announced in November 2005 to offset the effects of rising raw material costs, partially offset by a greater portion of sales coming from lower priced promotional units. Total international sales were $373.8 million for fiscal 2006 compared to $309.5 million for fiscal 2005, an increase of $64.3 million, or 20.8%. Excluding the effect of currency fluctuations, international sales increased 17.9%. In our Canadian market, local currency sales gains of 20.4% translated into gains of 28.4% in US Dollars. Local currency sales gains in our Canadian market were driven by a 15.0% increase in unit volume, combined with a 4.7% increase in average unit selling price. In our European market, local currency sales gains of 21.5% translated into an increase of 20.1% in US dollars. Local currency sales gains in the European market were attributable to a 26.1% increase in unit volume driven by increased sales of latex bed cores to other manufacturers, combined with a 3.6% decrease in average unit selling price associated with the increased sales of lower priced latex bed cores. Other international sales gains were primarily due to volume gains in Mexico and Argentina.

Gross Profit.   Gross profit for fiscal 2006 was $707.9 million, an increase of $56.3 million compared to fiscal 2005. As a percentage of net sales, gross profit increased 0.4 percentage points to 44.7%. Domestic gross profit increased $26.5 million to $563.9 million or 46.6% of net sales, which is an increase of 0.3 percentage points of net sales from the prior year period. This increase was attributable to a 7.4% increase in average unit selling price, a $4.5 million dollar reduction in workers’ compensation reserves associated with claims from prior years and improved manufacturing efficiences. These improvements were partially offset by higher material costs and an increase in the sales mix of lower margin promotional bedding. On a per unit basis, domestic material costs increased 10.9% over the prior year due primarily to increased foam and packaging costs. Gross profit for the international business increased 1.6 percentage points to 38.5% of net sales. This increase is primarily due to higher average unit selling prices in Canada, as well as in our South American markets, partially offset by decreased average unit selling prices in Europe due to increased sales of lower priced latex bed cores, which carry a lower unit price and gross margin.

Selling, General, and Administrative.   Selling, general, and administrative expenses increased $43.3 million to $499.6 million for fiscal 2006 compared to $456.3 million for fiscal 2005. As a percentage of net sales, selling, general, and administrative expenses were 31.6% and 31.0% for the years ended November 26, 2006 and November 27, 2005. This increase as a percent of sales is primarily due to $15.0 million of higher promotional expenses in the U.S. associated with the roll out of our new Posturepedic and Stearns & Foster product lines, and higher volume driven variable expenses such as cooperative advertising costs and delivery costs in both the domestic and international operations partially offset by cost management efforts. In addition, fiscal 2005 included a $2 million gain on the disposal of two former facilities.

Expenses Associated With IPO.   We incurred $34.2 million of expenses directly related to the IPO in the second quarter 2006, which included approximately $17.5 million of transaction related bonuses paid to management employees, $11.0 million paid to KKR for the termination of the Management Services Agreement, and $5.7 million in expenses related to debt retirement and noncash compensation. (see Note 2 of the Consolidated Financial Statements in Item 8)

Royalty Income, net of royalty expense.   Royalty income, net of royalty expense, for fiscal 2006 increased $5.6 million to $18.9 million from fiscal 2005, primarily due to increased sales to licensees.

Interest Expense.   Our interest expense in fiscal 2006 decreased $7.6 million over fiscal 2005, primarily due to lower debt levels resulting from $155 million in voluntary prepayments of our senior term debt since November 28, 2004, as well as the retirement of the PIK Notes and a portion of the 8.25% Senior Subordinated Notes in the second quarter of fiscal 2006 using proceeds from the IPO. These reductions were partially offset by slightly higher borrowing costs. Our weighted average borrowing costs for fiscal 2006 and 2005 were 7.7% and 7.7%, respectively. Our borrowing cost remained flat due to higher interest rates on the unhedged variable rate of our floating rate debt being offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 and August 2006 amendments of our senior secured credit agreement and the related extinguishment of our senior unsecured term loan.

Debt Extinguishment and Refinancing Expenses.   During fiscal 2006 we incurred $9.9 million of debt extinguishment costs consisting of $3.6 million of cash expenses and $1.7 million of noncash charges related to the extinguishment of debt retired using proceeds from the IPO as well as $0.5 million of cash expenses and $4.1 million of noncash charges related to the refinancing of our senior term debt in August, 2006. During fiscal 2005, we incurred $6.2 million of debt extinguishment costs consisting of $2.8 million of cash expenses and $3.4 million of noncash charges related to the refinancing of our senior term debt in April, 2005.

Income Tax.   Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for fiscal 2006 and fiscal 2005 was 33.6% and 44.3%, respectively. The effective rate for the fiscal 2006 period was reduced by a benefit of approximately $2.7 million resulting from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures and approximately $1.4 million from the reduction of the valuation allowance on capital loss carryforwards due to the availability of capital gains. Our effective rate for fiscal 2005 was significantly increased due to the provision of approximately $7.7 million of income taxes on foreign earnings repatriated to the United States during fiscal 2005.

Year Ended November 27, 2005 Compared With Year Ended November 28, 2004

Net Sales.   Net sales for the year ended November 27, 2005 were $1,469.6 million, an increase of $155.6 million, or 11.8% from the year ended November 28, 2004. Total domestic sales were $1,160.1 million for fiscal 2005 compared to $1,036.2 million for fiscal 2004. The domestic sales increase of $123.9 million was attributable to a 4.0% increase in volume and a 7.7% increase in average unit selling price. The increase in average unit selling price is due primarily to price increases announced in May 2004 to offset the effects of rising steel costs, and an improved sales mix from our new UniCased Posturepedic and Stearns & Foster lines as well as our new visco-elastic and latex foam specialty bedding products. Also, net sales for the first quarter of 2004 were reduced by the effects of close-out pricing on existing products in conjunction with the roll-out of our new Stearns & Foster product lines. Total international sales were $309.5 million for fiscal 2005 compared to $277.8 million for fiscal 2004, an increase of $31.7 million, or 11.4%. This increase was significantly influenced by exchange rate fluctuations, most notably in our European and Canadian markets, where local currency sales gains of 6.1% and 5.6%, respectively, translated into gains of 8.5% and 14.1%, respectively, in U.S. dollars. Local currency sales gains in our Canadian market were driven by a 7.4% increase in average unit selling price resulting from price increases implemented in response to increased material costs and the successful introduction of our UniCased product line, partially offset by a 1.7% decrease in volume. Sales gains in the European market were primarily attributable to a 6.7% increase in volume, partially offset by a 0.6% decline in average unit selling price.

Gross Profit.   Gross profit for fiscal 2005, as a percentage of net sales, increased 0.6 percentage points to 44.3%. Gross profit for the domestic business, as a percentage of net sales, increased 0.8 percentage points to 46.3%. This increase (as a percentage of net sales) is due primarily to the increase in average unit selling price as discussed above and improved operating efficiencies, partially offset by increased material costs. On a per unit basis, material costs increased 15.1% relative to fiscal 2004 due primarily to increased steel and foam product costs as well as changes in the sales mix toward higher price-point products. Variable conversion costs, however, decreased 8.4% per unit, primarily due to increased manufacturing efficiency, lower health insurance costs, and lower product return costs. Warranty costs decreased approximately $4.4 million compared to the year ended November 28, 2004. Included in the fiscal 2004 provision is $2.7 million resulting from a change in estimate of the portion of product returns attributable to warranties and $1.1 million of other reserve adjustments associated with fiscal 2003. Excluding the effects of these changes, the provision decreased $0.6 million. This decrease is primarily due to improved quality control over the manufacturing processes which we believe will result in declining rates of future returns of products sold in fiscal 2005. This decrease is partially offset by a $0.8 million increase in the provision reflecting a change in estimate resulting from an increase in the average age of product returns, partially offset by an increase in the recoverable salvage value included in the warranty estimate. Gross profit for the international business, as a percentage of net sales, was unchanged from fiscal 2004 at 36.9%. Higher material costs were substantially offset by increased average unit selling prices in Canada and improved product mix in Argentina.

Selling, General, and Administrative.   Selling, general, and administrative expenses increased $25.4 million to $456.3 million for fiscal 2005 compared to $430.9 million for fiscal 2004. As a percentage of net sales, selling, general, and administrative expenses were 31.0% and 32.8% for the years ended November 27, 2005 and November 28, 2004. Contributing to the 1.8 percentage point decline was a $4.0 million net gain over fiscal 2004 related to foreign currency forward contracts, and $2.2 million of gains during fiscal 2005 on the disposal of assets held for sale. Advertising and promotional costs were also down 0.6 percentage points as a percent of sales. In addition, fiscal 2004 included a $4.0 million one time management bonus paid to the holders of the Company’s stock options in lieu of the cash dividend which was paid to stockholders in association with our issuance of additional debt and equity in July of 2004.

Recapitalization Expense.   We incurred approximately $133.1 million of recapitalization expenses in the year ended November 28, 2004 in connection with our merger with affiliates of KKR, which was completed on April 6, 2004 (see Note 3 to our Consolidated Financial Statements included in Part II, Item 8 herein).

Plant Closure and Restructuring Charges.   Charges of $0.6 million were incurred in 2004 related to the closure of our Randolph, Massachusetts manufacturing facility. Such charges consist primarily of employee severance and retention payments. The land and building were sold during the first quarter of fiscal 2005, which resulted in a gain of approximately $0.2 million included in selling, general and administrative expenses. We do not expect to incur any additional charges related to this plant closure.

Royalty Income, net of royalty expense.   Royalty income, net of royalty expense, for fiscal 2005 decreased $1.0 million from fiscal 2004, primarily due to higher royalty expense under the Pirelli licensing arrangement at our European subsidiary, where latex bedding is manufactured and sold under the Pirelli brand.

Interest Expense.   Our interest expense in fiscal 2005 increased $6.9 million over fiscal 2004 primarily due to incurring a full year of interest expense associated with the PIK notes in 2005 versus the four and one-half months such notes were outstanding in fiscal 2004, $2.4 million of accelerated amortization of deferred debt costs due to prepayment of debt in fiscal 2005 versus $1.2 million of such additional amortization incurred in fiscal 2004, and higher average debt levels resulting from the April 6, 2004 recapitalization as well as higher rates on the variable portion of our floating rate debt, partially offset by lower fixed interest rates. Our weighted average borrowing cost during fiscal 2005 was approximately 7.7% compared to approximately 7.6% for 2004. See also Note 3 to our Consolidated Financial Statements related to the recapitalization and its effects on our debt structure, as well as Note 9  to our Consolidated Financial Statements.

Income Tax.   Our effective tax rate for fiscal 2005 and fiscal 2004 was 44.3% and 19.3%, respectively. Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. For fiscal 2005, the rate was significantly increased due to the provision of approximately $7.7 million of income taxes on foreign earnings repatriated to the United States during fiscal 2005 (see Note 15 to our Consolidated Financial Statements included in Part II, Item 8 herein). In fiscal 2004, the rate was affected by certain non-deductible expenses associated with the recapitalization.

Liquidity and Capital Resources

Principal Sources of Funds

Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures and interest payments on our outstanding senior subordinated notes, and dividend payments to shareholders. Capital expenditures totaled $30.9 million for the year ended November 26, 2006, including approximately $12.4 million for additional production capacity in the United States and Europe. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At November 26, 2006, we had approximately $79.2 million available under our revolving credit facility after taking into account letters of credit issued totaling $31.7 million. Our net weighted average borrowing cost was 7.7% for both years ended November 26, 2006 and November 27, 2005. Our borrowing cost remained flat due to higher interest rates on the unhedged variable rate component of our floating rate debt being offset by lower interest rates on the fixed component of our senior secured term debt interest rate as a result of the April 2005 and August 2006 amendments of our senior credit agreement and the related extinguishment of our senior unsecured term loan. As a result of the IPO completed April 12, 2006, approximately $90 million of the net proceeds were used to retire the Senior Subordinated PIK Notes including accrued interest and prepayment penalties thereon, and approximately $52 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under our 2014 Notes along with accrued interest and market premiums thereon. In addition, on August 25, 2006, we amended our senior secured credit agreement which reduced the applicable interest rate margins charged on the senior secured term loans, as discussed below. Due to these debt reductions, we expect to reduce our annual interest costs by approximately $15 million.

Debt

As part of the Recapitalization we incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six year maturity, and a $560 million senior secured term loan facility with an eight year maturity. We also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of our 2014 Notes.

On April 14, 2005, we amended the senior secured credit agreement to provide for an additional $100 million of senior secured term borrowings. The proceeds from the additional borrowing were used to repay the $100 million outstanding under the senior unsecured term loan, effectively reducing the interest rate on this amount of debt by 275 basis points. The amendment also reduced the applicable interest rate margin charged on the senior secured term loan, provided certain financial leverage ratio tests are met. This amendment, along with a prior amendment on August 6, 2004, reduced the applicable margin by a total of 50 basis points.

Since the recapitalization and through August 24, 2006, we repaid $220 million of the original $560 million outstanding under the senior secured term loan. On August 25, 2006, we amended our senior secured credit agreement to provide for two senior secured term loans, one for $300 million maturing August 25, 2011 and one for $140 million maturing August 25, 2012. This amendment reduced the applicable interest rate margins charged on the senior secured term loans, provided certain financial leverage ratio tests are met, by 50 basis points on the $300 million loan and 25 basis points on the $140 million loan. In addition, this amendment provides us with greater flexibility for Sealy Mattress Company to make dividend payments to us, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment. In connection with the amendment, we incurred a charge of $4.6 million during the third fiscal quarter of 2006, including a noncash charge of $4.1 million for the write off of deferred finance charges and $0.5 million of related fees and expenses. We expect this amendment to reduce our annual interest cost by approximately $1.9 million, in addition to a reduction of approximately $0.8 million in the amortization of related debt issuance costs. Since August 25, 2006 we have repaid $25 million of the original $140 million outstanding on our term loan maturing August 25, 2012.

Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of February 15, 2007, we have $4.7 million outstanding under our revolving credit facility.

Borrowings under the new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate (“ABR”), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we are required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. There will be no such required prepayment on these facilities due in fiscal 2007 since our leverage ratio is less than 3.25 at November 26, 2006.

On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million from December 2005 through November 2007. Concurrent with the refinancing of our senior secured term loan, we de-designated $13 million of this swap as a hedging instrument and recorded a reduction of interest expense of $0.2 million related to this de-designation. To retain this designation of this swap as a hedging instrument, we must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

The outstanding 2014 Notes consist of $342 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the 2014 Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). During the fourth quarter of fiscal 2005, we repurchased $0.5 million principal amount of the 2014 Notes. During the second quarter of fiscal 2006, we used a portion of the proceeds from the IPO to retire approximately $47.5 million aggregate principal amount of the 2014 Notes. We expect this retirement to reduce our annual interest cost by approximately $4.1 million, including a reduction of approximately $0.2 million in the amortization of debt issuance costs related to the 2014 Notes.

On July 16, 2004, we issued $75.0 million aggregate principal amount of senior subordinated pay-in-kind (PIK) notes to certain institutional investors in transactions exempt from registration under the Securities Act of 1933. The PIK notes accrue interest in-kind at 10% per year, compounded semi-annually, and mature on July 15, 2015. On April 21, 2006, we used approximately $90 million of the proceeds from the IPO to redeem the outstanding principal amount of the PIK notes and pay accrued interest thereon through the date of the redemption, along with a related redemption premium. We expect this redemption to reduce our annual interest cost by approximately $8.9 million.

At November 26, 2006 we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants.

Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following November 26, 2006. We will be required to make scheduled principal payments of approximately $18.8 million during the next twelve months, substantially all of which is for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

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

On February 19, 2007, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Company’s common stock.

Dividend

During fiscal 2006, the Company paid out dividends totaling $138.6 million.

On January 10, 2007, our Board of Directors declared a cash dividend in the amount of $0.075 per share of common stock payable on February 1, 2007 to stockholders of record as of January 22, 2007. This will result in a dividend distribution of $6.9 million to be paid during the first quarter of fiscal 2007.

Cash Flow Analysis

The following table summarizes our changes in cash:

	Fiscal Year
	2004(*)	2005	2006
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$43,464	$134,972	$58,225
Investing activities	(7,432)	(19,375)	(30,337)
Financing activities	(116,021)	(101,523)	(18,938)
Effect of exchange rate changes on cash	1,668	(299)	116
Change in cash and cash equivalents	(78,321)	13,775	9,066
Cash and cash equivalents:
Beginning of period	101,100	22,779	36,554
End of period	$22,779	$36,554	$45,620

*                    2004 data includes the following amounts associated with the Recapitalization: Cash flows provided by (used in): operating activities $(90.9) million; investing activities $13.6 million; and financing activities $(35.6) million. See also Note 3 to our consolidated financial statements included in Part II, Item 8 herein.

Year Ended November 26, 2006 Compared With Year Ended November 27, 2005

Cash Flows from Operating Activities.   Our cash flow from operations decreased $76.7 million to a $58.2 net source of cash for the year ended November 26, 2006, compared to a $135.0 million net source of cash for the year ended November 27, 2005. Contributing to this decline were approximately $32.1 million of cash expenses and interest payments associated with the IPO and related debt extinguishments, approximately $16.3 million lower cash payments for taxes in the prior year period due to operating losses incurred in fiscal 2004, with the remaining decline primarily the result of changes in working capital and timing of various vendor payments, partially offset by lower cash payments for interest during fiscal 2006 as compared to the fiscal 2005 due to a larger initial interest payment on the Notes made in December, 2004.

Cash Flows from Investing Activities.   Our cash flows used in investing activities increased approximately $11.0 million from fiscal 2005 primarily due to $10.0 million of proceeds from the sale of three of our former manufacturing facilities received in fiscal 2005 as compared with only $0.5 million of proceeds for sales of property, plant and equipment received in fiscal 2006, and $1.5 million higher capital expenditures for fiscal 2006 as compared with the prior fiscal year.

Cash Flows from Financing Activities.   Our cash flow from financing activities for the year ended November 26, 2006 increased $82.6 million to a net use of $18.9 million from a net use of $101.5 million for the year ended November 27, 2005. During the second quarter of 2006, a portion of the $295.3 million of IPO proceeds was used to make a $125 million dividend payment and to retire $139.3 million of debt. Additional dividend payments for a total of $13.6 million were made in the third and fourth fiscal quarters of 2006. Excluding debt retired with IPO proceeds, debt repayments, net of borrowings, were approximately $88.3 million higher during the year ended November 27, 2005 due to $120 million of voluntary prepayments on the senior term debt made in the prior fiscal year.

Year Ended November 27, 2005 Compared With Year Ended November 28, 2004

Cash Flows from Operating Activities.   Our cash flow from operations increased $91.5 million to $135.0 million for the year ended November 27, 2005 compared to $43.5 million for the year ended November 28, 2004. This improvement was primarily due to effects of the recapitalization on cash used in operating activities during the year ended November 28, 2004, which included approximately $90.9 million associated with recapitalization expenses, improved working capital management, and improved operating margins, partially offset by higher cash interest payments of approximately $13.8 million over fiscal 2004, and higher tax payments of approximately $34.2 million over fiscal 2004.

Cash Flows from Investing Activities.   Our cash flows used in investing activities increased approximately $11.9 million to a net use of $19.4 million for the year ended November 27, 2005, compared with a net use of $7.4 million for the year ended November 28, 2004. Cash flows related to investment in property, plant and equipment included purchases and disposal proceeds of $29.4 million and $10.0 million, respectively, for the year ended November 27, 2005, and $22.8 million and $1.8 million, respectively, for the year ended November 28, 2004. Disposal proceeds in fiscal 2005 primarily resulted from the sales of our Randolph, Massachusetts, Lake Wales, Florida, and Memphis, Tennessee plants, all of which were classified as assets held for sale on our balance sheet at November 28, 2004. Cash flows provided by investing activities during the 2004 period included $13.6 million of proceeds from the sale of a note receivable from an affiliate in connection with the recapitalization.

Cash Flows from Financing Activities.   Our cash flow used in financing activities for the year ended November 27, 2005 decreased $14.5 million from the year ended November 28, 2004. In fiscal 2005, cash used for financing activities included $120.0 million in voluntary prepayments of our senior secured term debt, offset by $13.2 million of net borrowings under our revolving credit facility and $7.6 million of other borrowings, mostly by our European subsidiary. Net cash used for fiscal 2004 financing activities was primarily the result of $35.6 million of debt issuance costs resulting from the recapitalization that were not funded with recapitalization proceeds, plus the voluntary prepayment of $90.0 million of our senior secured term debt during the second half of the year, partially offset by borrowings under our revolving credit facility.

Debt Covenants

Our long term obligations contain various financial tests and covenants. The senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing the 2014 notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, each of which we have previously filed with the Securities and Exchange Commission.

Certain covenants contained in the senior secured credit facilities and 2014 notes are based on what we refer to herein as “Adjusted EBITDA.” In those agreements, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. For instance, the indenture governing the 2014 notes and the agreement governing Sealy Mattress Company’s senior secured credit facilities each contain financial covenant ratios, specifically leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in Sealy Mattress Company’s senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indenture governing the 2014 notes would prohibit Sealy Mattress Company and its subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. In addition, under the restricted payment covenants contained in the indenture governing the 2014 notes, the ability of Sealy Mattress Company to pay dividends is restricted by formula based on the amount of Adjusted EBITDA. While the determination of “unusual items” is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants discussed above.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, they are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the year ended November 26, 2006:

Year Ended
November 26, 2006
(in thousands)
Net Income before cumulative effect of change in accounting principle	74,254
Interest	71,961
Income Taxes	37,576
Depreciation and amortization	30,185
EBITDA	213,976
Management fees paid to KKR	721
Unusual items:
IPO expenses(a)	28,510
Workers compensation change in estimate(b)	(4,489)
Debt extinguishment or other refinancing charges(c)	9,899
Other (various)(d)	1,648
Adjusted EBITDA	$250,265

(a)           Consists of one-time charges associated with the IPO as follows: cash bonuses to members of management of $17.5 million and a $11 million management services agreement termination fee paid to KKR.

(b)          Consists of changes in estimates underlying the reserves for workers’ compensation claims including a change from industry loss development factors to our own historical loss development factors and continuing favorable loss development on our claims.

(c)           Consists of $5.3 million of expenses associated with the extinguishment of debt retired with proceeds of the IPO and $4.6 million of expenses associated with the refinancing of the Company’s senior secured credit agreement in August 2006.

(d)          Consists of various immaterial adjustments.

The following table reconciles EBITDA to cash flows from operations for the year ended November 26, 2006:

Fiscal Year
2006
(in thousands)
EBITDA	$213,976
Adjustments to EBITDA to arrive at cash flow from operations:
Cumulative effect of change in accounting principle	287
Interest expense	(71,961)
Income taxes	(37,576)
Noncash charges against (credits to) net income:
Deferred income taxes	2,037
Noncash interest expense	4,859
Other, net	(4,572)
Changes in operating assets & liabilities	(48,825)
Cash flow from operations	$58,225

As of and during the fiscal years ended November 28, 2004, November 27, 2005 and November 26, 2006, we were in compliance with the covenants contained within our debt instruments.

Off-Balance Sheet Arrangements

We occupy premises and utilize equipment under operating leases that expire at various dates through 2033. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the fiscal years ended November 26, 2006, November 27, 2005 and November 28, 2004, we recognized expenses of $19.6 million, $19.0 million and $18.1 million, respectively.

We are involved in a joint venture to develop markets for Sealy brand products in Asia. The joint venture is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. We account for our interest in the joint venture under the equity method, and our net investment of $1.7 million is recorded in our balance sheet at November 26, 2006. We believe that any possible commitments arising from this joint venture will not be significant to our consolidated financial position or results of operations.

Contractual Obligations and Commercial Commitments

As previously discussed, our debt at November 26, 2006 consists of $14.1 million outstanding under a $125 million senior secured revolving credit facility with a six year maturity, $300 million outstanding under a senior secured term loan facility with a five year maturity, $115 million outstanding under a senior secured term loan facility with a six year maturity, $342 million outstanding aggregate principal amount of senior subordinated notes due 2014 and an additional $23.9 million of other borrowings, most of which are owed by our international subsidiaries.

We engage in various hedging activities in order to mitigate the risk of variability in future cash flows resulting from floating interest rates on our debt and projected foreign currency purchase requirements. Accordingly, we have entered into contractual arrangements for interest rate swaps and forward purchases of foreign currency. The related assets and liabilities associated with the fair value of such derivative instruments are recorded on our balance sheet. Changes in the fair value of these derivatives are recorded in our income statement, except for those associated with our interest rate swap agreement which has been designated as a cash flow hedge for accounting purposes.

Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. Because we are not currently undergoing examinations of any of our corporate income tax returns by tax authorities, we believe that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during 2007. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

Our contractual obligations and other commercial commitments as of November 26, 2006 are summarized below (in thousands):

							Total
Contractual Obligations	2007	2008	2009	2010	2011	After 2012	Obligations
Principal maturities of long-term debt	$17,988	$18,578	$18,173	$92,227	$194,329	$491,223	$832,518
Projected interest on long-term debt(1)	62,002	60,776	60,616	60,450	58,883	140,552	443,279
Projected cash flows from derivatives(2)	(3,458)	—	—	—	—	—	(3,458)
Operating leases(3)	12,755	10,457	8,113	6,648	4,292	1,622	43,887
Obligations under license agreements(4)	3,045	3,765	3,929	982	—	—	11,721
Purchase commitments related to capital expenditures(5)	5,258	—	—	—	—	—	5,258
Total	$97,590	$93,576	$90,831	$160,307	$257,504	$633,397	$1,333,205

							Total
Other Commercial Commitments	2007	2008	2009	2010	2011	After 2012	Commitments
Standby Letters of Credit(6)	$31,688	—	—	—	—	—	$31,688

(1)          $453.0 million of our outstanding debt at November 26, 2006 is subject to floating interest rates. Interest payments are projected based on rates in effect at November 26, 2006 assuming no variable rate fluctuations going forward.

(2)          Net cash payments (receipts) on our hedging instruments consist of the projected net settlements of our interest rate swaps as of November 26, 2006 based on the projected interest rates used to value the swaps on that date. Also included are projected net payments to settle foreign currency forward purchase contracts of $0.1 million, based upon the fair value settlement position of those contracts at November 26, 2006.

(3)          Obligations under operating leases include only projected payments under current lease terms, excluding renewal options and assuming no exercise of any purchase options.

(4)          Amounts represent minimum guarantees owed under license agreements.

(5)          We have made firm purchase commitments of approximately $5.3 million as of November 26, 2006 related to the installation of a new production facility in the U.S. and a second latex production line at our European subsidiary, as well as equipment ordered for our components division.

(6)          We issue letters of credit in the ordinary course of business primarily to back our various obligations under workers compensation and other insurance programs, environmental liabilities, and open positions on certain of our derivative instruments. These obligations will renew automatically on an annual basis unless cancelled per our instructions.

As discussed in Note 16 to our consolidated financial statements included in Part II, Item 8 herein, we have a $3.7 million long term obligation arising from an underfunded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. During fiscal 2007, we estimate that we will make approximately $1.7 million in contributions to the plan. In fiscal 2006, we contributed $2.1 million into the plan.

We have an obligation to repurchase equity securities of certain of our executives upon their retirement. The value of the obligation is determined based on a formulated estimate of our book value per share. Future payments associated with this obligation are not included in the schedule above as their timing and amount is contingent upon when the executives retire and the number of underlying shares owned by the executives at that time. At November 26, 2006, we had a noncurrent liability on our balance sheet of $3.2 million for this obligation.

Only agreements to purchase goods or services with fixed or minimum obligations are included in the schedule above. It does not include normal purchases which are made in the ordinary course of business.

Foreign Operations and Export Sales

We operate three manufacturing facilities in Canada, and one each in Mexico, Argentina, Uruguay and Brazil. In addition, we own Sapsa Bedding S.A.S., a leading European manufacturer of latex bedding products in Europe, with headquarters in Italy and manufacturing operations in France and Italy. We also operate a distribution center in Uruguay with products received from our subsidiary in Argentina. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia. We operate a South Korean sales office and use a contract manufacturer to help service the South Korean market. We also export products directly into many small international markets, and have license agreements in Thailand, Japan, the United Kingdom, Spain, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic.

Impact of Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement as of the beginning of fiscal 2006, and it has not had a material impact on the Company’s financial position or results of operation.

In December 2004, the FASB issued FAS 123 (Revised), “Share Based Payment” (“FAS 123R”) which replaces FAS 123 and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). This statement requires compensation costs relating to share based payment transactions to be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock based compensation using the intrinsic value method as allowed under APB 25. We adopted the provisions of FAS 123R as of August 29, 2005, the first day of the fourth quarter of fiscal 2005. There was no material impact on our results of operations with regard to existing option awards outstanding on the date of adoption. We recognize compensation expense when new awards are granted, in accordance with the standard. In connection with its adoption of FAS 123R, we have reclassified as temporary equity amounts previously included in additional paid in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable in certain circumstances outside of our control.

In December 2004, the FASB issued FAS 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement has had no impact on our financial position or results of operations.

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. This statement also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. This statement will become effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We will adopt this statement as of the beginning of fiscal 2007.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies the term “conditional asset retirement obligation” as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 became effective for fiscal years ending after December 15, 2005. We adopted FIN 47 as of the beginning of fiscal 2006 and recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, we recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as of the beginning of fiscal 2008 and is still assessing the potential impact of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We have applied this guidance for fiscal year end 2006. In fiscal 2006, we determined that we had not capitalized costs for a facility constructed in fiscal 2003 and for a license agreement executed in fiscal 2005. We have reflected the capitalization of these items in our November 27, 2005 balance sheet and the cumulative impact on results of operations in the fourth quarter of fiscal 2006. These amounts were immaterial.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt this statement as of the beginning of fiscal 2008 and are still assessing the potential impact of adoption.

In September 2006, the FASB also issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for us will be the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for us. We are still assessing the potential impact of adoption.

General Business Risk

Our customers include furniture stores, specialty sleep shops, department stores, membership warehouse clubs, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

Fiscal Year

We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 26, 2006, November 27, 2005 and November 28, 2004 were all 52-week years.

Forward Looking Statements

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995.   When used in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operation results. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

•       our level of indebtedness;

•       interest rate risks;

•       future acquisitions;

•       an increase in return rates; and

•       other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, or the SEC.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements include in this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures

Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would not be material to our earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At November 26, 2006, we had forward contracts to sell a total of 6.0 million Canadian dollars with expiration dates ranging from December 15, 2006 through May 15, 2007. At November 26, 2006, the fair value of our net obligation under the forward contracts was $0.1 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

Interest Rate Risk

As more fully discussed in Note 12 to our Consolidated Financial Statements included in Part II, Item 7 herein, we had entered into two interest rate swap agreements associated with debt existing prior to the Recapitalization. Although the related debt was repaid in connection with the Recapitalization, the related swaps remained in effect until their expiration in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely offsetting. The combined fair value carrying amount of these swap instruments at November 26, 2006 and November 27, 2005 was a net obligation of $0.1 million and $1.9 million, respectively.

On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument was an asset of $2.8 million and $2.8 million at November 26, 2006 and November 27, 2005, respectively.

A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

Based on the unhedged portion of our variable rate debt outstanding at November 26, 2006, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

Commodity Price Risks

The cost of our steel innerspring and our polyurethane foam and polyethylene component parts are impacted by volatility in the price of steel and petroleum. We expect the cost of the components to remain elevated above their recent historical averages throughout 2007. Through November 26, 2006, we have been able to successfully address these cost pressures through price increases announced in May of 2004 and November of 2005 and through cost reduction efforts. As discussed above under “Foam Material Supply Disruption” the effects of the recent Gulf Coast hurricanes caused significant temporary shortages which had an adverse impact on the cost of foam materials used in the manufacture of our products. In response to these shortages, the higher world-wide prices of petroleum and petroleum-based products, and an expected increase in lumber prices as the demand for lumber increases to support the reconstruction of areas devastated by the Gulf Coast hurricanes, we announced on October 20, 2005 that we would raise prices across all of our product lines in the United States and Canada to offset rising costs of raw materials used in the manufacture of our bedding products. The price increases vary by product line and mattress size and took effect November 14, 2005. We do not engage in commodity hedging programs.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sealy Corporation

Trinity, North Carolina

We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (the “Company”) as of November 26, 2006 and November 27, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended November 26, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of November 26, 2006 and November 27, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 26, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, in fiscal 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 22, 2007

SEALY CORPORATION
Consolidated Balance Sheets
(in thousands, except per share amounts)

	November 26, 2006	November 27, 2005
ASSETS
Current assets:
Cash and cash equivalents	$45,620	$36,554
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2006—$22,580; 2005—$20,409)	193,838	175,414
Inventories	66,126	60,141
Assets held for sale	2,338	1,405
Prepaid expenses and other current assets	24,710	14,320
Deferred income taxes	12,627	16,555
	345,259	304,389
Property, plant and equipment—at cost:
Land	11,793	11,671
Buildings and improvements	118,798	101,312
Machinery and equipment	233,873	218,898
Construction in progress	32,703	9,226
	397,167	341,107
Less accumulated depreciation	178,957	162,313
	218,210	178,794
Other assets:
Goodwill	388,204	384,646
Other intangibles—net of accumulated amortization (2006—$5,591; 2005—$7,459)	13,026	14,962
Debt issuance costs, net, and other assets	38,033	33,116
	439,263	432,724
Total Assets	$1,002,732	$915,907

See accompanying notes to consolidated financial statements.

SEALY CORPORATION
Consolidated Balance Sheets
(in thousands, except per share amounts)

	November 26,	November 27,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion-long term obligations	$18,282	$12,927
Accounts payable	118,885	119,558
Accrued expenses:
Customer incentives and advertising	40,578	37,958
Compensation	35,484	44,138
Interest	17,286	18,480
Other	57,669	48,927
	288,184	281,988
Long term obligations, net of current portion	814,236	959,829
Other noncurrent liabilities	42,688	52,303
Deferred income taxes	10,199	12,356
Commitments and contingencies	—	—
Common stock and options subject to redemption	20,263	21,654
Stockholders’ deficit:
Preferred stock, $0.01 par value; Authorized 50,000 shares; Issued, none	—	—
Common stock, $0.01 par value; Authorized shares: 2006—200,000; 2005—150,000; Issued and outstanding: 2006—90,983; 2005—70,480 (including shares classified above as subject to redemption: 2006—424; 2005—263)	904	702
Additional paid-in capital	664,609	365,900
Accumulated deficit	(846,144)	(781,463)
Accumulated other comprehensive income	7,793	2,638
	(172,838)	(412,223)
Total Liabilities and Stockholders’ Deficit	$1,002,732	$915,907

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	November 26, 2006	November 27, 2005	November 28, 2004
Net sales—Non-affiliates	$1,582,843	$1,469,574	$1,306,990
Net sales—Affiliates	—	—	7,030
Total net sales	1,582,843	1,469,574	1,314,020
Cost and expenses:
Cost of goods sold—Non-affiliates	874,927	817,978	736,074
Cost of goods sold—Affiliates	—	—	4,035
Total cost of goods sold	874,927	817,978	740,109
Gross profit	707,916	651,596	573,911
Selling, general and administrative (including provisions for bad debts of $2,705; $3,231 and $3,149, respectively)	499,614	456,281	430,883
Expenses associated with initial public offering of common stock	28,510	—	—
Recapitalization expense	—	—	133,134
Plant closing and restructuring charges	—	—	624
Amortization of intangibles	5,707	566	1,208
Royalty income, net of royalty expense	(18,855)	(13,220)	(14,171)
Income from operations	192,940	207,969	22,233
Interest expense	71,961	79,564	72,731
Debt extinguishment and refinancing expenses	9,899	6,248	—
Other income, net	(750)	(895)	(861)
Income (loss) before income taxes	111,830	123,052	(49,637)
Income tax expense (benefit)	37,576	54,573	(9,570)
Net income (loss)	74,254	68,479	(40,067)
Cumulative effect of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	287	—	—
Liquidation preference for common L & M shares	—	—	7,841
Net income (loss)	$73,967	$68,479	$(47,908)
Earnings (loss) per common share—Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.89	$0.97	$(0.53)
Cumulative effect of change in accounting principle	—	—	—
Liquidation preference for common L&M shares	—	—	(0.11)
Net earnings (loss) available to common shareholders—Basic	$0.89	$0.97	$(0.64)
Earnings (loss) per common share—Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.83	$0.91	$(0.53)
Cumulative effect of change in accounting principle	—	—	—
Liquidation preference for common L&M shares	—	—	(0.11)
Net earnings (loss) available to common shareholders—Diluted	$0.83	$0.91	$(0.64)
Weighted average number of common shares outstanding:
Basic	83,622	70,376	75,301
Diluted	89,558	75,418	75,301

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Stockholders’ Deficit
(in thousands, except per share amounts)

Accumulated
	Class L		Class M		Class A		Class B		Additional			Other
Comprehensive	Common	Stock	Common	Stock	Common	Stock	Common	Stock	Paid-in	Accumulated	Treasury	Comprehensive
Income (Loss)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Total
Balance at November 30, 2003	$ 39,475	4,093	$ 15	4,276	$ 16	40,493	$ 153	49,034	$ 140	$ 146,240	$ (201,497)	$ (13,064)	$ (8,165)	$ (76,162)
Net loss	(40,067)	—	—	—	—	—	—	—	—	—	(40,067)	—	—	(40,067)
Foreign currency translation adjustment	11,388	—	—	—	—	—	—	—	—	—	—	—	11,388	11,388
Excess of additional pension liability over unrecognized prior service cost	(140)	—	—	—	—	—	—	—	—	—	—	—	(140)	(140)
Amortization of dedesignated cash flow hedge	595	—	—	—	—	—	—	—	—	—	—	—	595	595
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(508)	—	(508)
Change in fair value of cash flow hedge	(626)	—	—	—	—	—	—	—	—	—	—	—	(626)	(626)
Exercise of stock options	—	—	—	—	—	382	2	—	—	570	—	—	—	572
Effects of recapitalization:
Treasury stock repurchase, including direct costs	—	(4,093)	(15)	(4,276)	(16)	(34,743)	(131)	(49,034)	(140)	(153,038)	(608,378)	13,572	—	(748,146)
Issuance of common stock	—	—	—	—	—	66,236	700	—	—	435,350	—	—	—	436,050
Stock compensation related to rollover of options	—	—	—	—	—	—	—	—	—	24,571	—	—	—	24,571
Write off of dedesignated cash flow hedge	2,743	—	—	—	—	—	—	—	—		—	—	2,743	2,743
Issuance of officers’ equity put option	—	—	—	—	—	—	—	—	—	(2,496)	—	—	—	(2,496)
Cancellation of former officer’s equity put option	—	—	—	—	—	—	—	—	—	6,699	—	—	—	6,699
Issuance of common stock	—	—	—	—	—	8,243	82	—	—	47,279	—	—	—	47,361
Treasury stock repurchase and cancellation	—	—	—	—	—	(10,367)	(104)	—	—	(68,146)	—	—	—	(68,250)
Dividend paid	—	—	—	—	—	—	—	—	—	(50,353)	—	—	—	(50,353)
Balance at November 28, 2004	$ (26,107)	—	$ —	—	$ —	70,244	$ 702	—	$ —	$ 386,676	$ (849,942)	$ —	$ 5,795	$ (456,769)
Net income	68,479	—	—	—	—	—	—	—	—	—	68,479	—	—	68,479
Foreign currency translation adjustment	(4,921)	—	—	—	—	—	—	—	—	—	—	—	(4,921)	(4,921)
Excess of additional pension liability over unrecognized prior service cost	(475)	—	—	—	—	—	—	—	—	—	—	—	(475)	(475)
Change in fair value of cash flow hedge	2,239	—	—	—	—	—	—	—	—	—	—	—	2,239	2,239

SEALY CORPORATION

Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except per share amounts)

Accumulated
	Class L		Class M		Class A		Class B		Additional			Other
Comprehensive	Common	Stock	Common	Stock	Common	Stock	Common	Stock	Paid-in	Accumulated	Treasury	Comprehensive
Income (Loss)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Total
Exercise of stock options	—	—	—	—	—	219	2	—	—	258	—	—	—	260
Excess tax benefit on options exercised	—	—	—	—	—	—	—	—	—	88	—	—	—	88
Directors’ deferred stock compensation	—	—	—	—	—	—	—	—	—	400	—	—	—	400
Issuance of common stock	—	—	—	—	—	17	—	—	—	130	—	—	—	130
Transfer of temporary equity subject to redemption	—	—	—	—	—	—	(2)	—	—	(21,652)	—	—	—	(21,654)
Balance at November 27, 2005	$ 65,322	—	$ —	—	$ —	70,480	$ 702	—	$ —	$ 365,900	$ (781,463)	$ —	$ 2,638	$ (412,223)
Net income	73,967	—	—	—	—	—	—	—	—	—	73,967	—	—	73,967
Foreign currency translation adjustment, net	5,489	—	—	—	—	—	—	—	—	—	—	—	5,489	5,489
Excess of additional pension liability over unrecognized prior service cost, net of tax of $66	37	—	—	—	—	—	—	—	—	—	—	—	37	37
Amortization of dedesignated cash flow hedge, net of tax of $99	(247)	—	—	—	—	—	—	—	—	—	—	—	(247)	(247)
Change in fair value of cash flow hedge, net of tax of $246	(124)	—	—	—	—	—	—	—	—	—	—	—	(124)	(124)
Initial Public Offering (IPO):
Proceeds from IPO, net of underwriting discount of $20,800	—	—	—	—	—	20,000	200	—	—	299,000	—	—	—	299,200
Direct costs of IPO	—	—	—	—	—	—	—	—	—	(3,852)	—	—	—	(3,852)
Stock based compensation:
Conversion of options to shares in connection with the IPO	—	—	—	—	—	192	2	—	—	348	—	—	—	350
Compensation associated with stock option grants	—	—	—	—	—	—	—	—	—	1,655	—	—	—	1,655
Directors’ deferred stock compensation	—	—	—	—	—	—	—	—	—	464	—	—	—	464
Cash dividend	—	—	—	—	—	—	—	—	—	—	(138,648)	—	—	(138,648)
Exercise of stock options	—	—	—	—	—	311	3	—	—	(2,730)	—	—	—	(2,727)
Excess tax benefit on options exercised or converted	—	—	—	—	—	—	—	—	—	2,431	—	—	—	2,431
Adjustment of temporary equity subject to redemption	—	—	—	—	—	—	(3)	—	—	1,393	—	—	—	1,390
Balance at November 26, 2006	$ 79,122	—	$ —	—	$ —	90,983	$ 904	—	$ —	$ 664,609	$ (846,144)	$ —	$ 7,793	$ (172,838)

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Cash Flow
(in thousands)

	Year Ended
	November 26, 2006	November 27, 2005	November 28, 2004
Cash flows from operating activities:
Net income/ (loss)	$73,967	$68,479	$(40,067)
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation and amortization	30,185	21,873	25,367
Deferred income taxes	2,037	9,610	(17,253)
Non cash interest expense:
Discount (premium) on Senior Subordinated Notes, net	—	—	(227)
Non cash interest on PIK debt	3,348	7,974	2,792
Amortization of debt issuance costs and other	1,511	4,122	3,387
Non cash charges associated with recapitalization:
Stock based compensation	—	—	24,571
Write off of deferred debt charges	—	—	14,377
Other	—	—	3,279
Stock based compensation	2,658	—	—
Write off of debt issuance costs related to debt extinguishments	6,302	3,400	—
Other, net	(13,914)	3,216	2,227
Cumulative effect of accounting change	478	—	—
Loss on sale of assets	478	—	—
Changes in operating assets and liabilities:
Accounts receivable	(15,133)	(2,585)	(10,087)
Inventories	(3,297)	(8,218)	(2,510)
Prepaid expenses and other current assets	(5,557)	5,556	594
Accounts payable	(6,088)	22,992	11,088
Accrued expenses	(6,570)	1,217	19,719
Other liabilities	(12,180)	(2,664)	6,207
Net cash provided by operating activities	58,225	134,972	43,464
Cash flows from investing activities:
Purchase of property, plant and equipment	(30,872)	(29,354)	(22,773)
Proceeds from sale of property, plant and equipment	535	9,979	1,768
Cash received from affiliate notes and investments	—	—	13,573
Net cash used in investing activities	(30,337)	(19,375)	(7,432)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24,489	295,348	—	—
Cash dividends	(138,648)	—	(50,353)
Cash flows associated with financing of the recapitalization:
Proceeds from issuance of common stock	—	—	436,050
Treasury stock repurchase	—	—	(748,146)
Proceeds from issuance of new long term obligations	—	—	1,050,000
Repayment of existing long term debt	—	—	(737,128)
Debt issuance costs	—	—	(36,403)
Issuance of Senior Subordinated PIK Notes	—	—	75,000
Borrowings under new credit facilities	440,000	—	—
Repayments of existing long term debt	(611,614)	(120,642)	(90,000)
Borrowings under revolving credit facilities	172,181	208,404	85,800
Repayments of amounts borrowed under revolving credit facilities	(177,155)	(195,233)	(80,800)
Exercise of employee stock options, including related excess tax benefits	2,559	478	47,361
Treasury stock repurchase, including direct expenses	—	—	(68,250)
Other	(1,609)	5,470	848
Net cash used in financing activities	(18,938)	(101,523)	(116,021)
Effect of exchange rate changes on cash	116	(299)	1,668
Change in cash and cash equivalents	9,066	13,775	(78,321)
Cash and cash equivalents:
Beginning of period	36,554	22,779	101,100
End of period	$45,620	$36,554	$22,779
Supplemental disclosures:
Taxes paid (net of tax refunds $233, $168 and $2,292 in fiscal 2006, 2005 and 2004, respectively)	$42,430	$40,683	$6,440
Interest paid	$68,101	$76,421	$62,635

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements

Note 1:   Significant Accounting Policies

Business

Sealy Corporation and its subsidiaries (the “Company”), is engaged in the consumer products business and manufactures, distributes and sells conventional bedding products including mattresses and box springs, as well as specialty bedding products which include latex and visco elastic mattresses. The Company’s products are manufactured in a number of countries in North and South America and Europe. Substantially all of the Company’s trade accounts receivables are from retail customers.

Basis of Presentation

On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) whereby KKR acquired approximately 92% of the Company’s capital stock. Certain of the Company’s previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company’s stock. The merger was accounted for as a recapitalization. See Note 3 for further details on the recapitalization. Subsequent to the recapitalization, the Company contributed all of its 100% interest in Sealy Mattress Company to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent guarantor of the 8.25% Senior Subordinated Notes due 2014 (the “Notes”) issued by Sealy Mattress Company.

All stock share amounts presented in the consolidated financial statements and in the notes thereto have been restated to reflect a 0.7595 to one reverse stock split which became effective on March 23, 2006.

On April 12, 2006, the Company completed an initial public offering (“IPO”) of its common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. See Note 2 for further details on the sources and uses of cash from the IPO. Effective May 25, 2006, Sealy Corporation was named a guarantor of the Notes. At November 26, 2006, KKR controlled approximately 51% of the issued and outstanding common stock of the Company.

Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100%-owned subsidiary companies. Intercompany transactions are eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control and consolidation is not otherwise required under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” (FIN 46(r))  Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company’s equity in the net income and losses of these investments is reported in other (income) expense, net. See Note 10, “Other (Income) Expense, Net.” Also, based on triggering events, the Company assesses whether it has any primary beneficial interests in any variable interest entity (“VIE”) which would require consolidation of such entity in accordance with FIN 46(r). At November 26, 2006, the Company is not a beneficiary in a VIE.

Fiscal Year

The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November  26, 2006, November 27, 2005 and November 28, 2004 were 52-week years.

Recently Issued Accounting Pronouncements

In November of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement as of the beginning of fiscal 2006, and it has not had a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued FAS 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement has had no impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. This statement also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. This statement will become effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will adopt this statement as of the beginning of fiscal 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as of the beginning of fiscal 2008 and is still assessing the potential impact of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company implemented this guidance in the fiscal fourth quarter of 2006. See Notes 7 and 8.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is still assessing the potential impact of adoption.

In September 2006, the FASB also issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006, which for the Company will be the end of fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. The Company is still assessing the potential impact of adoption.

Revenue Recognition

The Company recognizes revenue, when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. The recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which is generally upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. The Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, slotting fees and supply agreement amortization, in accordance with Emerging Issues Task Force Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product” (“EITF 01-09”). Accordingly, $96.7 million, $76.7 million and $64.1 million, was recorded as a reduction of revenue for the years ended November 26, 2006, November 27, 2005 and November 28, 2004, respectively, associated with EITF 01-09.

Product Delivery Costs

Included in the Company’s selling, general and administrative expenses in the consolidated statement of operations for fiscal years 2006, 2005 and 2004 were $80.7 million, $73.1 million and $68.9 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to its customers, including approximately $8.6 million, $7.8 million and $7.0 million, respectively, of costs associated with internal transfers between plant locations.

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, foreign currency forward contracts and interest rate swap arrangements. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure to any one institution.

The Company’s accounts receivable arise from sales to numerous customers in a variety of markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 19.1%, 24.3% and 20.2% of the Company’s net sales for the years ended November 26, 2006, November 27, 2005 and November 28, 2004, respectively, and no single customer accounted for over 10.0% of the Company’s net sales in any of those years. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for potential credit losses. Such losses, in the aggregate, have not materially exceeded management’s estimates.

The counterparties to the Company’s foreign currency and interest rate swap agreements are major financial institutions. The Company has not experienced non-performance by any of its counterparties.

The Company is presently dependent upon a single supplier for certain polyethylene structural components in its mattress units manufactured in the Americas. Such components are purchased under a measured supply agreement, and are manufactured in accordance with proprietary process designs exclusive to the supplier. The Company has incorporated these methods of construction into many of its branded products. The Company continues to develop alternative supply sources, allowing acquisition of similar component parts which meet the functional requirement of various product lines, and expect to have additional suppliers for these components by the end of 2007. The Company also purchases a portion of its box spring parts from a single third party source and manufactures the remainder of these parts. Except for its dependence regarding certain polyethylene structural components, the Company does not consider itself to be dependent upon any single outside vendor as a source of supply to its conventional bedding business, and the Company believes that sufficient sources of supply for the same, similar or alternative components are available.

Approximately 68% of the employees at the Company’s 25 North American plants are represented by various labor unions with separate collective bargaining agreements. The Company’s current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2007 through 2010. Of the employees covered by collective bargaining agreements, approximately 35% are under contracts expiring in fiscal 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles  in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the accrued warranty obligation, allowance for doubtful accounts, discounts and returns, cooperative advertising and promotional accruals, valuation of goodwill and intangible assets, reserve for workers’ compensation claims, benefit plan obligations and expenses, environmental contingencies and tax assets, liabilities and expense.

See “Warranties” below regarding the effect of changes in estimates associated with the Company’s reserve for product warranties.

See “Self-Insurance” below regarding estimates associated with the Company’s reserve for workers’ compensation claims.

Foreign Currency

Subsidiaries located outside the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders’ deficit (accumulated other comprehensive income (loss)) and are not tax effected since they relate to investments which are permanent in nature. At November 26, 2006 and November 27, 2005, accumulated foreign currency translation adjustments were $7.8 million and $3.3 million, respectively. Foreign currency transaction gains and losses are recognized in earnings at the time they occur. The Company recorded foreign currency transaction (gains) losses of $(0.5) million, $(2.4) million and $1.6 million in fiscal 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are money market funds that are stated at cost, which approximates market value.

Checks Issued In Excess of Funds on Deposit

Accounts payable and accrued compensation expenses include reclassifications of outstanding checks in the amounts of $14.4 million and $1.4 million at November 26, 2006, and $14.3 million and $1.5 million at November 27, 2005, respectively. The change in the reclassified amount of checks issued in excess of funds on deposit is included in cash flows from operations in the statements of cash flows.

Inventory

The cost of inventories is determined by the “first-in, first-out” (FIFO) method, which approximates current cost. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company provides inventory reserves for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

Supply Agreements

The Company from time to time enters into long term supply agreements with its customers to sell its branded products to customers in exchange for minimum sales volume or a minimum percentage of the customer’s sales or space on the retail floor. Such agreements generally cover a period of two to five years. In these long term agreements, the Company reserves the right to pass on its cost increases to its customers. Other costs such as transportation and warranty costs are factored into the wholesale price of the Company’s products and passed on to the customer. Initial cash outlays by the Company are capitalized and amortized generally as a reduction of sales over the life of the contract. The majority of these cash outlays are ratably recoverable upon contract termination. Such capitalized amounts are included in “Prepaid expenses and other current assets” and “Debt issuance costs, net, and other assets” in the Company’s balance sheet.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and five to fifteen years for machinery and equipment. The Company uses the straight-line method for calculating the provision for depreciation. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Such assets which meet the criteria of FAS 144 to be reported as “assets held for sale” are shown as such in the accompanying balance sheets, and consist of land and buildings at the Company’s closed manufacturing facilities and facilities that the Company is actively marketing for sale and that the Company expects to sell within one year.

Deferred Debt Costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Additional interest expense arising from such prepayments during the fiscal years ended November 26, 2006 and November 27, 2005 was $0.3 million and $2.4 million, respectively. The Company has the following amounts recorded in debt issuance costs, net, and other assets:

	November 26, 2006	November 27, 2005
	(in thousands)
Gross cost	$18,578	$29,866
Accumulated amortization	(3,348)	(6,214)
Net deferred debt issuance costs	$15,230	$23,652

Royalty Income and Expense

The Company recognizes royalty income based on sales of Sealy, Stearns and Foster, and Bassett branded product by various licensees. The Company recognized gross royalty income of $19.2 million, $16.0 million and $15.6 million in fiscal 2006, 2005 and 2004, respectively. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of $.4 million, $2.8 million and $1.4 million in fiscal 2006, 2005 and 2004, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FAS 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (See Note 15 for disclosure of amounts related to deferred taxes and associated valuation allowances).

Significant judgment is required in evaluating the Company’s federal, state and foreign tax positions and in the determination of its tax provision. Despite management’s belief that the Company’s tax return positions are fully supportable, the Company may establish and has established reserves when it believes that certain tax positions are likely to be challenged and it may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company’s tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest. Because the Company is not currently undergoing examinations of any of its corporate income tax returns related to these reserve positions by tax authorities, management believes that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during 2007.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses, including cooperative advertising, for the years ended November 26, 2006, November 27, 2005 and November 28, 2004 amounted to $162.5 million, $153.8 million and $142.3 million, respectively. $151.2 million, $144.1 million and $129.5 million was recorded in selling, general, and administrative expenses for the years ended November 26, 2006, November 27, 2005 and November 28, 2004, respectively, with the remaining recorded as a reduction of revenue.

Warranties

The Company’s warranty policy provides a 10 year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a 20 year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, introduced in 2005, the last ten years of which are pro rated on a straight-line basis. In 2006, the Company introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated for part of the twenty years. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. The change in the Company’s accrued warranty obligations for the years ending November 26, 2006, November 27, 2005 and November 28, 2004 was as follows:

	2006	2005	2004
	(in thousands)
Accrued warranty obligations at beginning of year	$14,321	$13,857	$9,135
Warranty claims(1)	(15,832)	(14,484)	(14,607)
Warranty provision(2)	16,860	14,948	19,329
Accrued warranty obligations at end of year	$15,349	$14,321	$13,857

(1)          Warranty claims for the year ended November 26, 2006 include approximately $10.5 million for claims associated with products sold prior to November 27, 2005 that are still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $5.5 million, $4.3 million and $3.7 million for the years ended November 26, 2006, November 27, 2005 and November 28, 2004, respectively.

(2)          The provision for the year ended November 26, 2006 includes a decrease of approximately $1.7 million relating to increased recoverable salvage value included in the warranty obligation estimate. The warranty provision for the year ended November 27, 2005 includes approximately $0.4 million associated with a change of the sales agreement in the third quarter of fiscal 2005 with one of the Company’s customers such that the customer is now allowed to return defective products. Previously, the customer received a discount in lieu of returning products. In addition, the warranty provision for the year ended November 27, 2005 includes an increase of $1.8 million related to the increase in average age and a decrease of $1.3 million related to increased recoverable salvage value included in the warranty obligation estimate. The warranty provision for the year ended November 28, 2004 includes approximately $2.7 million resulting from a change in estimate of the portion of product returns attributable to warranties, $0.7 million due to a change in estimate related to the average age of warranty returns, and $1.1 million of other reserve adjustments associated with 2003.

Self-Insurance

The Company is self-insured for certain losses related to general liability, product liability, automobile, workers’ compensation and medical claims. The Company’s liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from the Company’s estimates, the Company’s results of operations could be impacted. During the fiscal year ended November 26, 2006, the Company recognized a reduction of reserves totaling $5.7 million, which included a $2.3 million change in estimate due to a change from industry loss development factors to the Company’s own historical loss development factors. The remaining change relates to favorable loss development due to a reduction in both the frequency and severity of historical claims experience. All such charges related to plant labor and are therefore included in cost of goods sold for the period.

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

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarifies the term “conditional asset retirement obligation” as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 became effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of the beginning of fiscal 2006 and has recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, the Company recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities as of November 28, 2005. During fiscal 2006, the Company recognized an additional $0.3 million in property, plant and equipment and other noncurrent liabilities for leases entered into during the year. The Company also recognized $31 thousand of accretion expense during fiscal 2006. These resulted from obligations in certain of the Company’s facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2008 to 2032, the Company may be able to renegotiate such leases to extend the terms. On a pro forma basis for the year ended November 27, 2005, the effects would have been immaterial.

In addition to the above obligations, the Company also owns certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. The Company has recognized an asset retirement obligation of $0.1 million to remove asbestos at a facility being renovated. The Company has not recognized asset retirement obligations in its financial statements for asbestos at other facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

Stock Options

Effective August 29, 2005 (the beginning of the fourth quarter of fiscal 2005) the Company adopted the provisions of FAS No. 123 (revised 2004) “Share Based Payment” (FAS 123(R)). Previously, as permitted by FAS No. 123, “Accounting for Stock Based Compensation” (FAS 123), the Company accounted for its stock option and stock incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and recorded no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. Prior to the Company’s June 30, 2005 filing of a registration statement on Form S-1, the Company had been considered a nonpublic entity as defined by both FAS 123 and FAS 123(R), and had used the minimum value method of measuring equity share options for pro forma disclosure purposes. Accordingly, the Company is required to apply the provisions of FAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. (See Note 4) The Company elected to use the alternative short cut method described in FASB Staff Position 123(R)-3 for determining the pool of available paid in capital against which any future tax benefit deficiencies arising from the exercise of options may be offset (the “APIC pool”). The Company shall continue to account for any portion of awards outstanding at August 29, 2005 using the provisions of APB 25 as previously permitted under FAS 123.

In connection with its adoption of FAS 123(R), the Company has reclassified as temporary equity amounts previously included in additional paid in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable in certain circumstances outside of the Company’s control (see Note 18).

Note 2:   Initial Public Offering of Common Stock and Use of Proceeds

On April 12, 2006, the Company completed an initial public offering (“IPO”) of its common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. The following table presents the sources and uses of cash from the IPO:

(in millions)
Source:
Gross proceeds from issuance of 20 million shares of common stock at $16.00 per share	$320.0
Use of Proceeds:
Cash dividend to shareholders of record immediately prior to the IPO	$125.0
Repayment of Senior Subordinated PIK Notes, including 1% prepayment penalty thereon(1)	90.0
Repurchase of $47.5 million aggregate principal amount of the Notes, plus market premiums of $2.7 million(1) and accrued interest of $1.4 million	51.6
Underwriting discount at $1.04 per share for 20 million shares	20.8
Cash bonuses to members of management(2)	17.5
Management Services Agreement termination fee paid to KKR(2)	11.0
Other fees and expenses associated with the IPO(3)	3.9
Net cash available for use by the Company	0.2
Total uses of proceeds from the IPO	$320.0

(1)          PIK Note penalty of $0.9 million and Note repurchase premium of $2.7 million are included in “debt extinguishment and refinancing expenses” in the condensed consolidated statements of operations for the year ended November 26, 2006.

(2)          Bonuses of $17.5 million and fee of $11.0 million are included in “expenses associated with initial public offering of common stock” in the accompanying statements of operations for the year ended November 26, 2006.

(3)          Direct costs of IPO were charged against additional paid in capital in the accompanying balance sheet. At November 26, 2006 there are no material unpaid fees associated with the IPO.

The condensed consolidated statements of operations for the year ended November 26, 2006 also include the following charges related to the IPO and associated debt extinguishments:

(in millions)
Cash charges:
Compensation expense associated with transaction bonuses	$17.5
Fee paid to KKR for termination of Management Services Agreement	11.0
Total charges included in “expenses associated with initial public offering of common stock”	28.5
Cash premiums and prepayment penalties totaling $3.6 million plus noncash charges of $1.7 million resulting from the repurchase of Notes and retirement of PIK Notes, included in “debt extinguishment and refinancing expenses”	5.3
Noncash compensation resulting from the conversion of certain equity share options into common stock, included in “selling, general and administrative expenses”	0.4
Total charges related to the IPO	$34.2

Note 3:   Merger and Recapitalization

On April 6, 2004, the Company completed a merger with an affiliate of KKR whereby KKR acquired approximately 92% of the Company’s capital stock. Certain of the Company’s stockholders prior to the merger, including affiliates of Bain Capital, LLC and others (the “Rollover Stockholders”), retained approximately an 8% interest in the Company’s stock. In connection with the merger, the Company recapitalized substantially all of its outstanding debt. The following table summarizes the estimated sources and uses of cash in connection with the recapitalization as if all amounts were funded as of the date of the recapitalization:

Sources:		Uses:
(in millions)
Available cash	$128.8	Purchase outstanding equity	$740.5
Settlement of MFI note	13.6	Repayment of existing debt and
Senior secured term loan facility	560.0	accrued interest	751.1
Senior unsecured term loan	100.0	Redemption of existing stock options	21.0
Senior subordinated notes	390.0	Fees, expenses and other
Equity contribution	436.1	transaction costs	115.9
Total sources	$1,628.5	Total uses	$1,628.5

The Company’s capital stock outstanding immediately prior to the merger, except with respect to those shares to be retained by the Rollover Stockholders, was cancelled and exchanged for aggregate cash consideration of approximately $740.5 million. The Company issued new Class A Common Stock to KKR and the Rollover Stockholders retained their Class A Common Stock in proportion to their respective ownership interests. All outstanding amounts under the existing Senior Credit Agreement were repaid. On April 6, 2004, the Company closed tender offers with respect to the outstanding $300 million aggregate principal amount of the 9.875% Senior Subordinated Notes and the outstanding $128 million aggregate principal amount of 10.875% Senior Subordinated Discount Notes for cash in amounts equal to 103.542% and 103.875% of the principal amounts, respectively. Approximately 91% and 99% of the 9.875% Senior Subordinated Notes and 10.875% Senior Subordinated Discount Notes were tendered, respectively, and the remaining amount was called and paid by the Company on May 6, 2004 for approximately $31.2 million including approximately $1.1 million of accrued interest and prepayment premiums of approximately $1.0 million. The Company also repaid the $50 million outstanding balance of its existing 10% Junior Subordinated Notes.

The Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six year maturity and a $560 million senior secured term loan facility with an eight year maturity. In addition, the Company borrowed $100 million under a senior unsecured term loan due in nine years. The Company also issued $390 million aggregate principal amount of new Senior Subordinated Notes due in 2014. See Note 9 for a full description of the terms and conditions of the aforementioned debt incurred in the recapitalization. The Company incurred approximately $36.4 million of costs associated with establishing the new senior credit facilities, the senior unsecured term loan and the issuance of the new Senior Subordinated Notes. Such costs are included in the above total amount for estimated fees, expenses and other costs and will be amortized as interest expense over the term of the respective debt.

All stock options to purchase the Company’s common stock outstanding immediately prior to the merger, whether or not vested, other than certain options held by members of management that those members elected to rollover (the “Rollover Options”) were cancelled and converted into a right to receive cash consideration upon the completion of the merger. Accordingly, the Company paid approximately $21.0 million to settle the options which were not rolled over, resulting in a charge to expense during the year ended November 28, 2004. The Rollover Options, which had intrinsic value of approximately $24.6 million upon the completion of the merger, now have an expiration date which was extended beyond that of the previously existing options, resulting in a new measurement date. Consequently, a noncash charge to expense of $24.6 million was recorded during the year ended November 28, 2004.

The Company incurred approximately $78.2 million of other cash costs primarily associated with debt breakage costs, merger advisory fees, management retention bonuses and other costs, of which $70.6 million was charged to expense in fiscal 2004, with the remaining $7.6 million of direct costs related to the repurchase of shares charged against additional paid in capital. The Company also incurred noncash charges of approximately $11.8 million primarily related to the write off of previous debt issuance costs, and various other noncash charges of approximately $5.1 million related to the recapitalization. Included in the amounts disclosed above are losses associated with the extinguishment of the previously existing debt totaling $32.2 million.

Note 4:   Share Based Compensation

Transition to Accounting for Share Based Payments Under FAS 123(R)

As previously discussed, the Company adopted the provisions of FAS No. 123(R) effective August 29, 2005, the beginning of the fourth quarter of fiscal 2005. Previously, the Company accounted for its stock option and stock incentive plans in accordance with APB 25 and made no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. Prior to the Company’s June 30, 2005 filing of a registration statement on Form S-1, the Company had been considered a nonpublic entity as defined by both FAS 123 and FAS 123(R), and had used the minimum value method of measuring equity share options for pro forma disclosure purposes. Accordingly, the Company is required to apply the provisions of FAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company has continued to account for any portion of awards outstanding at August 29, 2005 using the provisions of APB 25 as previously permitted under FAS 123. In addition, the Company has discontinued pro forma disclosures previously required by FAS 123 for equity share options accounted for using the intrinsic value method of APB 25.

Share Based Payment Arrangements

At November 26, 2006, the Company has four share based compensation plans as described below. The compensation cost that has been charged against income for those plans, included in selling, general and administrative expenses for the years ended November 26, 2006, November 27, 2005 and November 28, 2004 was $2.6 million, $1.1 million and $(0.1) million, respectively. For the year ended November 28, 2004, $45.6 million of share based compensation expense is included in recapitalization expense. The total income tax benefit recognized in the statements of operation for share based compensation arrangements was $1.1 million, $1.3 million and $17.4 million for fiscal years 2006, 2005 and 2004, respectively. No share based compensation cost has been capitalized and included in any assets in the accompanying balance sheets. Cash received from the exercise of share options under all plans during fiscal 2006, 2005 and 2004 was $0.1 million, $0.2 million, and $0.3 million, respectively, with tax benefits realized upon exercise during each fiscal year of $3.8 million, $0.5 million, and $8.6 million, respectively.

1998 Plan

Prior to the merger with KKR, all outstanding options were issued under the 1998 Stock Option Plan (“1998 Plan”). Options under the 1998 Plan were granted as Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. The options vested either 20% on the first through fifth anniversary of the grant or 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant. On April 6, 2004, all outstanding options under the 1998 Plan, whether or not vested, other than certain options held by members of management that those members elected to rollover (the “Rollover Options”), were canceled and converted into a right to receive cash consideration upon the completion of the Merger. The Rollover Options, which had an aggregate initial intrinsic value of $24.6 million at the time of the Merger, represent options to purchase Class A common stock in Sealy Corporation and are fully vested. The expiration dates of the existing options converted to Rollover Options were uniformly extended to ten years from the date of the merger, thus resulting in a new measurement date and recognition of expense for the intrinsic value. Recapitalization expense in the accompanying Statements of Operations for the year ended November 28, 2004 includes $21.0 million to settle options not rolled over and $24.6 million for the intrinsic value of the Rollover Options. Unless modified subsequent to August 29, 2005, all Rollover Options which remain outstanding will continue to be accounted for using the intrinsic value method of APB 25 in accordance with the transition method described above. Because all options under the 1998 Plan are accounted for under the intrinsic value method with the minimum value method having been used for disclosure purposes in previously issued financial statements, no information is presented herein with regard to significant assumptions used for fair value estimation purposes or regarding weighted average grant date fair value. At November 26, 2006, there is no unrecognized compensation cost related to the 1998 Plan. A summary of option activity under the 1998 Plan as of November 26, 2006, and changes for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 27, 2005	4,593,444	$1.49
Exercised	(578,778)	0.81
Canceled	(10,163)	0.20
Outstanding November 26, 2006 (all fully vested and exercisable)	4,004,503	$1.59
Weighted average remaining contractual term	7.4 years
Aggregate intrinsic value at November 26, 2006 (in thousands)	$55,008

2004 Plan

The Company’s Board of Directors adopted the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries (“2004 Plan”) that provides for the grant of cash and cashless exercise stock options, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the Compensation Committee of Sealy Corporation’s Board of Directors or certain of the committee’s designees. Twenty million shares of Sealy Corporation’s Class A common stock are available for grants under the plan. Options under the 2004 Plan are granted in part as “time options,” which vest and become exercisable ratably on a monthly basis generally over the first five years following the date of grant, and granted in part as “performance options,” which vest and become exercisable over the fiscal years through fiscal year 2008 upon the achievement of certain EBITDA performance targets, and in any event by the eighth anniversary of the date of grant. As of November 26, 2006, approximately 5.3 million time options and 5.6 million performance options were issued and outstanding. The Company has met its cumulative EBITDA performance target as of November 26, 2006, for all performance options issued prior to the third fiscal quarter of 2006; thus the 2006 portion of these performance options became vested. The Company has not met the EBITDA performance targets for the performance options granted in the third and fourth fiscal quarters of 2006; thus, the 2006 portion of these options has not become vested. (approximately 59% of the total outstanding performance options are vested as of November 26, 2006). Unless modified subsequent to August 29, 2005, all options issued under the 2004 Plan which were outstanding at August 29, 2005 will continue to be accounted for using the intrinsic value method of APB 25. Options granted under the 2004 plan subsequent to that date will be accounted for using the fair value method under FAS 123(R).

From the time of the Company’s adoption of FAS 123(R) through the first quarter of fiscal 2006, no new stock options were granted, nor were outstanding options modified. During fiscal 2006, the Company granted new options to purchase 2,049,011 shares of common stock, and recognized compensation expense associated with these grants of $1.7 million. As of November 26, 2006, there was $7.4 million of unrecognized compensation costs associated with these grants. That cost is expected to be recognized over a weighted average period of 7.0 years. The weighted average grant date fair value for all option grants during fiscal 2006 was $4.79 per option. The Company valued these stock option grants using the Black-Scholes valuation model or the trinomial lattice model as appropriate under the circumstances, with the following assumptions:

Expected volatility	30%
Expected dividend yield	1.86-2.42%
Expected term (in years)	5.00-9.29
Risk free rate	4.69%-5.21%

Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is based on the Company’s current quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date. Expected term is estimated based on the simplified method allowed under Staff Accounting Bulletin No. 107, issued by the United States Securities and Exchange Commission. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company also recognized compensation expense during fiscal 2006 related to 192,236 options which were converted to shares of stock in connection with the IPO on April 6, 2006. Noncash compensation of approximately $0.4 million, reflecting the excess of the fair value of the shares received over the fair value of the options converted, is included in selling, general and administrative expenses. Cash compensation expense of approximately $2.8 million, resulting from the payment of taxes on behalf of employees benefiting from the conversion, is included in “expenses associated with initial public offering of common stock” in the accompanying statements of operations.

A summary of option activity under the 2004 Plan as of November 26, 2006, and changes for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 27, 2005	9,492,924	$5.90
Granted	2,049,011	15.96
Exercised	(235,050)	5.80
Canceled	(409,282)	6.77
Outstanding November 26, 2006	10,897,603	$7.77
Weighted average remaining contractual term	8.0 Years
Aggregate intrinsic value (in thousands)	$82,433
Exercisable at November 26, 2006	4,963,434
Weighted average remaining contractual term	7.8 Years
Aggregate intrinsic value (in thousands)	$49,200

Special Retiree Put Obligations

Concurrent with the merger in 2004, three officers of the Company were given options to sell their shares of stock in Sealy Corporation back to the Company upon their retirement. The sales price per share is based on a formula which takes into account changes in the Company’s equity since the merger and recapitalization, including, among other things, consolidated net income, additional capital contributions, and capital distributions. The Company recognized an initial retiree put obligation concurrent with the recapitalization of approximately $2.5 million to recognize the resulting obligation to repurchase Rollover Shares held by these officers. Subsequent changes in the calculated sales price per share, primarily resulting from the consolidated net income of Sealy Corporation and subsidiaries subsequent to the Recapitalization in 2004 and the IPO in 2006, dividend distributions in July, 2004, August, 2006 and November, 2006, and certain other equity transactions resulted in compensation expense of  $0.1 million for the year ended November 26, 2006, $0.7 million for the year ended November 27, 2005, and a credit to earnings of $0.1 million for the year ended November 28, 2004 included in selling, general and administrative expense. One of the officers retired in fiscal 2006 and elected not to sell his shares of stock in Sealy Corporation back to the Company. As a result, $1.2 million was written off from the retiree put obligation in the fourth quarter of fiscal 2006 and is recorded as a part of selling, general and administrative expenses on the Consolidated Statement of Operations. The balance of the retiree put obligation, included in other noncurrent liabilities, at November 26, 2006 and November 27, 2005, was $3.2 million and $3.1 million, respectively. The equity share options underlying the retiree put obligation include both Rollover Options and the vested portion of new options granted to these employees under the 2004 Plan. The Company’s method of accounting for the retiree put obligation did not change as a result of its adoption of FAS 123(R).

Directors’ Deferred Stock Compensation

Under the Sealy Corporation Directors’ Deferred Compensation Plan, adopted as of the beginning of fiscal 2005, the members of the Company’s Board of Directors may make an annual election to receive their fees in the form of equity share units in lieu of cash. The number of units received is determined based on the number of shares that could be purchased with the directors’ fees at the current fair value of the shares. Directors will receive additional units for shares that could be purchased with future dividends, if any. Following a director’s departure from the board, but no sooner than six months thereafter, the director may receive payment for the balance of the deferred compensation share units. The form of payment, whether in shares of stock or in cash equivalent to the fair value of the shares at the time of payment, is at the discretion of the Company. The Company accounts for share units issued under the Plan as equity awards, recognizing a charge against earnings for the compensation expense associated with the Plan, with a corresponding credit to stockholders’ deficit. During the year ended November 27, 2005, the Company recognized compensation expense of $0.4 million associated with the Plan, including adjustments to reflect changes in the fair value of the share credits issued prior to August 29, 2005. Share units issued following the adoption of FAS 123(R) are not adjusted for subsequent changes in the fair value of the underlying stock, although units outstanding at the date of adoption continue to be so adjusted. During the year ended November 26, 2006, the Company recognized compensation expense of $0.5 million associated with the Plan. A summary of share unit activity under the Sealy Corporation Directors’ Deferred Compensation Plan as of November 26, 2006, and changes for the year then ended, is presented below:

	Share Units	Weighted Average Grant Date Fair Value
Outstanding November 27, 2005	36,611	$8.19
Granted	19,185	14.00
Outstanding November 26, 2006 (all fully vested at grant date)	55,796	$10.19

Note 5:   Inventories

The components of inventory as of November 26, 2006 and November 27, 2005 were as follows:

	2006	2005
	(in thousands)
Raw materials	$35,041	$32,336
Work in process	19,594	18,945
Finished goods	11,491	8,860
	$66,126	$60,141

Note 6:   Assets Held for Sale

The Company has assets held for sale totaling $2.3 million at November 26, 2006 and $1.4 million at November 27, 2005. The $2.3 million is for a facility that is expected to be sold within the next twelve months. The fiscal 2005 balance was for the Oakville, Connecticut facility. The Company had anticipated remediating groundwater contamination at that site and selling the facility during fiscal 2006. The remediation was not completed during fiscal 2006, and as a result, the Company does not expect to sell the facility in the next twelve months (see Note 18). The Company has reclassified this closed facility to other assets on the balance sheet.

Note 7:   Assets Constructed on Behalf of the Company

The Company has engaged third parties to construct production facilities to be leased by the Company. Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of these production facilities. Accordingly, the Company has recorded $36.1 million in construction in progress and buildings for these facilities at November 26, 2006 with offsetting financing obligations in the Consolidated Balance Sheets. These leases do not qualify for sale-leaseback treatment in accordance with FAS 98, “Accounting for Leases.”  During the lease terms, the Company recognizes building depreciation and interest expense for the obligations. In fiscal 2006, the Company determined that it had not capitalized costs for another facility constructed in fiscal 2003 under similar arrangements. The Company has reflected the capitalization of this facility and the related obligation in the November 27, 2005 balance sheet and the cumulative impact in the results of operations in the fourth quarter of fiscal 2006. These amounts were immaterial.

Note 8:   Goodwill and Other Intangible Assets

The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter.  The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Except for specific write offs of goodwill associated with business closures, the Company has not recorded any impairment charges during fiscal 2006, 2005 or 2004.

The changes in the carrying amount of goodwill for the years ended November 26, 2006 and November 27, 2005 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance at beginning of fiscal 2005	$361,593	$25,915	$387,508
Increase (decrease) due to foreign currency translation	197	(3,059)	(2,862)
Balance at end of fiscal 2005	361,790	22,856	$384,646
Increase (decrease) due to foreign currency translation	885	2,673	3,558
Balance at end of fiscal 2006	$362,675	$25,529	$388,204

Other intangibles as of November 26, 2006 and November 27, 2005, which are all in the Americas segment, consisted of the following:

	2006	2005
	(in thousands)
Licenses	$16,905	$21,050
Less accumulated amortization	(5,591)	(7,459)
Licenses—net	11,314	13,591
Intangible pension asset for unamortized prior service costs (Note 16)	1,712	1,371
Total other intangibles	$13,026	$14,962

Licenses are amortized on the straight-line method over periods ranging from 5 to 15 years. In fiscal 2006, the Company determined that it should have capitalized a license agreement executed in fiscal 2005. The Company has reflected the capitalization of this agreement and the related obligation in the November 27, 2005 balance sheet and has reflected cumulative impact on results of operations in the fourth quarter of fiscal 2006. These amounts were immaterial. The Company expects to recognize amortization expense (in thousands) relating to these intangibles of $3,372 in 2007, $3,351 in 2008, $3,350 in 2009, $705 in 2010, $454 in 2011 and $1,794 thereafter.

Note 9:   Long Term Obligations

Long term debt as of November 26, 2006 and November 27, 2005 consisted of the following:

	November 26, 2006	November 27, 2005
	(in thousands)
Senior Revolving Credit Facility	$14,090	$18,814
Senior Secured Term Loan	415,000	450,000
Senior Subordinated Notes	342,000	389,500
Senior Subordinated PIK Notes	—	85,766
Financing obligations (1)	37,535	11,012
Other	23,893	17,664
	832,518	972,756
Less current portion	18,282	(12,927)
	$814,236	$959,829

(1) Financing obligations are related to facilities in which the Company was involved in the construction that have been capitalized in accordance with EITF 97-10. The related leases have terms ranging from 10 to 15 years.

In connection with the Recapitalization, the Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six year maturity and a $560 million senior secured term loan facility with an eight year maturity. The Company also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of new Senior Subordinated Notes due in 2014.

On August 6, 2004, the Company entered into the Amended and Restated Credit Agreement, which amended and restated the original Senior Credit Agreement, dated April 6, 2004, to reduce the applicable interest rate margin charged on the senior secured term loans.

On April 14, 2005, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), which amended and restated the Amended and Restated Credit Agreement. The Second Amended and Restated Credit refinanced the $465 million then outstanding under the existing senior secured term loans plus an additional $100 million new term loan borrowings, the proceeds of which were used to repay the $100 million outstanding under the Company’s senior unsecured term loan due April 6, 2013. In connection with the Second Amended and Restated Credit Agreement, the Company incurred a charge of $6.2 million during the second quarter of fiscal 2005, including $3.3 million for the write off of deferred finance charges primarily related to the senior unsecured term loan, $2.0 million of prepayment penalties related to the senior unsecured term loan, and $0.9 million of related fees and expenses (Note 10).

On August 25, 2006, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”), which amended and restated the Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement refinanced the $440 million outstanding under the Second Amended and Restated Credit Agreement in two tranches, Tranche A for $300 million maturing August 25, 2011 and Tranche E for $140 million due August 25, 2012. The Third Amended and Restated Credit Agreement also reduced the applicable interest rate margins charged on the senior secured term loan, provided certain financial leverage ratio tests are met. In addition, the Third Amended and Restated Credit Agreement provides Sealy Corporation with greater flexibility to receive dividend distributions from its subsidiaries, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. In connection with the amendment and restatement, the Company incurred a charge of $4.6 million during the third quarter of fiscal 2006, including $4.1 million for the write off of deferred finance charges and $0.5 million of related fees and expenses (Note 13).

The terms and conditions of the Company’s $125 million senior revolving credit facility were unchanged by either the Second or Third Amended and Restated Credit Agreement. The Company may borrow up to $25 million of the $125 million senior revolving credit facility in Canada. As of November 26, 2006, the Company had $14.1 million outstanding under the Canadian portion of the $125 million revolving credit facility due in 2010. At November 26, 2006, the Company had approximately $79.2 million available under the revolving credit facility after taking into account letters of credit issued totaling $31.7 million.

As of November 26, 2006, there was $300 million outstanding under Tranche A of the senior secured term loan due in 2011 and $115 million outstanding under Tranche E of the senior secured term loan due in 2012. The senior secured credit facilities are guaranteed by all of the Company’s current and future domestic subsidiaries and are secured by substantially all of the assets of the Company and its current and future domestic subsidiaries by a first priority pledge of 100% of the capital stock of Sealy Mattress Company (the issuer of the debt and a 100% owned subsidiary of the Company through which all other subsidiaries are controlled), 100% of the capital stock of all other domestic subsidiaries, and a security interest in 65% of the capital stock of each direct foreign subsidiary of Sealy Mattress Company. The Company’s ultimate parent, Sealy Corporation, is the guarantor of these credit facilities. The senior credit facilities are governed by the Senior Credit Agreement which imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The Senior Credit Agreement also calls for the Company to maintain a maximum net leverage ratio and a minimum interest coverage ratio and imposes limitations on capital expenditures.

Borrowings under the Company’s new senior secured credit facilities bear interest at the Company’s choice of the Eurodollar rate or adjusted base rate (“ABR”), in each case, plus an applicable margin (ABR plus 0.50% on the revolving credit facility, Eurodollar rate plus 1.25% on Tranche A of the term loan facility, and Eurodollar rate plus 1.50% on Tranche E of the term loan facility as of November 26, 2006), subject to adjustment based on a pricing grid. On June 3, 2004, the Company entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. Concurrent with the Third Amended and Restated Credit Agreement, $13 million of this swap was de-designated as a hedging instrument and a reduction of interest expense of $0.2 million was recorded relating to this de-designation (see also Note 12). To retain the designation of this swap as a hedging instrument, the Company must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. Tranche A of the term loan facility requires quarterly principal payments of 1.25% of the then outstanding principal amount from November 2007 through August 2010 and quarterly principal payments of 21.25% of the then outstanding principal amount from November 2010 through the maturity date.  During the fourth quarter the Company made a voluntary prepayment on its Tranche E term loan and as a result has no further scheduled payment on that Tranche until the maturity date. The Company may be required to make mandatory principal prepayments depending on certain financial ratios. At November 26, 2006, no payment is required with respect to excess cash flow for the 2006 fiscal year, and as such, no amount has been reclassified to current for an anticipated principal repayment.

The outstanding Senior Subordinated Notes consist of $342.0 million aggregate principal amount maturing June 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, the Company completed an exchange offer whereby all of the Senior Subordinated Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). The Senior Subordinated Notes rank junior to all of the Company’s existing and future senior indebtedness and secured indebtedness, including any borrowings under the senior secured credit facilities and the senior unsecured term loan. The Senior Subordinated Notes are guaranteed by all of the Company’s domestic subsidiaries. The Senior Subordinated Notes are governed by an indenture which imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The indenture calls for the Company to offer prepayment of the notes at a price equal to 101% of the outstanding principal amount in the event of a change in control as defined in the indenture. In addition, prior to June 15, 2007, the Company may redeem up to 40% of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to 108.25% of the aggregate principal amount thereof with the net proceeds of certain equity offerings. After June 15, 2009, the Senior Subordinated Notes are subject to redemption at 30 to 60 days’ notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon and Special Interest, if any, to the applicable redemption date, if redeemed during the twelve month period beginning on June 15 of each of the years indicated below:

Year	Percentage of Principal Amount
2009	104.125%
2010	102.750%
2011	101.375%
2012 and thereafter	100.000%

The Company may also from time to time repurchase outstanding Senior Subordinated Notes on the open market for the purpose of retiring such notes. During the fourth quarter of fiscal 2005, the Company repurchased $0.5 million aggregate principal amount of the Senior Subordinated Notes at a price of 101.625%. In connection with the IPO (Note 2), the Company used a portion of the proceeds from the offering to repurchase and retire $47.5 million aggregate principal amount of the Senior Subordinated Notes in a series of open market transactions completed on April 26, 2006 at prices ranging from 105.25% to 105.92% of par, plus accrued interest.

At November 26, 2006, the company was in compliance with the covenants contained within its senior credit agreements and note indenture.

On July 16, 2004, the Company issued $75.0 million aggregate principal amount of senior subordinated pay-in-kind notes to certain institutional investors in transactions exempt from registration under the Securities Act of 1933. The PIK Notes accrue interest-in-kind at 10% per year, compounded semiannually and mature on July 15, 2015. On April 21, 2006, the Company used approximately $90.0 million of IPO proceeds to redeem the entire outstanding balance of the PIK Notes, along with accrued interest and prepayment penalties through the date of the redemption.

The Company’s net weighted average borrowing cost was 7.7% for both fiscal 2006 and 2005.

At November 26, 2006, the annual scheduled maturities of the principal amounts of long term obligations were (in thousands, and excluding future mandatory prepayments which may be required as discussed above):

2007	$18,282
2008	18,578
2009	18,173
2010	92,227
2011	194,329
Thereafter	490,929
$832,518

The Company has entered into capital leases for the acquisition of computer hardware and software and a warehouse management system. At November 26, 2006, cost and accumulated depreciation of approximately $2.0 million and $0.8 million, respectively, were included in property, plant and equipment for equipment held under this lease. Future minimum lease payments with the present value of the net minimum lease payments (included in other long term debt and current portion shown above) as of November 26, 2006 are as follows:

Fiscal Year
2007	$1,039
2008	912
2009	195
Total minimum lease payments	2,146
Less: Amount representing interest	(70)
Present value of net minimum lease payments	$2,076

Note 10:   Commitments

Leases

The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments at November 26, 2006.

Fiscal Year	Commitments Under Operating Leases
(in thousands)
2007	$12,755
2008	10,457
2009	8,113
2010	6,648
2011	4,292
Thereafter	1,622
$43,887

Rental expense charged to operations is as follows:

	Year Ended Nov. 26, 2006	Year Ended Nov. 27, 2005	Year Ended Nov. 28, 2004
	(in thousands)
Minimum rentals	$18,325	$15,220	$15,381
Contingent rentals (based upon delivery equipment mileage)	2,696	3,790	2,744
	$21,021	$19,010	$18,125

The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2033. Most of the operating leases provide for increased rent through increases in general price levels.

Other Purchase Commitments

In connection with the installation of a new production facility in the U.S and a second latex production line at the Company’s European subsidiary, as well as equipment ordered by the Company’s components division, the Company has firm purchase commitments of approximately $5.3 million outstanding at November 26, 2006.

Note 11:   Fair Value of Financial Instruments

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt under the senior secured credit facilities and the senior unsecured term loan approximate fair value because the interest rate adjusts to market interest rates. The fair value of long term debt under the Senior Subordinated Notes, based on a quoted market price, was $355.7 million at November 26, 2006.

Note 12:   Hedging Strategy

Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties.

In June 2004, the Company entered into a swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company’s senior credit facilities to a fixed rate basis, declining to $150 million from December 2005 through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Effective August 25, 2006, the Company de-designated $13 million of the interest rate swap for hedge accounting due to the amendment of the senior secured term loan agreement (Note 7). As a result of the dedesignation, $0.2 million previously recorded in accumulated other comprehensive income was recorded as a reduction of interest expense. The effective portion of changes in the market value of $137 million of the swap is recorded in other comprehensive income and will be amortized into interest expense over the remaining life of the interest rate swap agreement. For the years ended November 26, 2006, November 27, 2005 and November 28, 2005, $1.8 million, $1.2 million and $1.7 million, respectively, was recorded as an addition to interest expense, excluding the impact of the de-designation noted above. At November 26, 2006 and November 27, 2005, the fair value carrying amount of the instrument was recorded as follows (in thousands):

	November 26, 2006	November 27, 2005
Accrued interest receivable	$607	$—
Other current assets	2,160	1,042
Long term receivable	—	1,716
Total net asset	$2,767	$2,758

At November 26, 2006 and November 27, 2005, accumulated other comprehensive income associated with the interest rate swap was $1.2 million and $1.6 million, respectively, net of income tax effects.

The Company had also entered into two interest rate swap agreements associated with debt that no longer exists. Although the related debt was repaid, the swaps remained in effect until their expiration in December 2006. Because the first swap converted a portion of floating rate debt to a fixed rate and the subsequent swap effectively reestablished a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely offsetting. Changes in the fair market value of these swaps are recorded in interest expense. At November 26, 2006 and November 27, 2005, the fair value carrying amount of these instruments was a current liability of $0.1 million and $1.9 million, respectively.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward and option contracts. The Company does not designate its foreign currency forward and option contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings as part of selling, general, and administrative expenses on the Consolidated Statements of Operations. At November 26, 2006, the Company had forward contracts to sell a total of 6 million Canadian dollars with expiration dates ranging from December 2006 through May 2007. At November 26, 2006 and November 27, 2005, the fair value of the Company’s net obligation under the forward contracts was a liability of $0.1 million and $0.3 million, respectively.

Note 13:   Debt Extinguishment and Refinancing Expenses

Debt extinguishment and refinancing expenses for the year ended November 26, 2006 include $4.6 million of expense incurred in connection with the refinancing of the Company’s senior secured credit agreement on August 25, 2006 (Note 9), including noncash charges of approximately $4.1 million resulting from the write off of debt issuance costs. It also includes $5.3 million of expense resulting from the extinguishment of debt retired with proceeds from the IPO (Note 2), including noncash charges of $1.7 million resulting from the write off of debt issuance costs associated with the retired debt.

For the year ended November 27, 2005, debt extinguishment and refinancing expenses include approximately $6.2 million of expense incurred in connection with the refinancing of the Company’s senior secured credit agreement on April 14, 2005, including noncash charges of approximately $3.4 million resulting from the write off of debt issuance costs.

Note 14:   Other Income, Net

Other (income) expense, net includes interest income of $0.8 million, $0.9 million and $0.9 million for the years ended November 26, 2006, November 27, 2005, and November 27, 2004, respectively.

Note 15:   Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

	Year Ended
	Nov. 26, 2006	Nov. 27, 2005	Nov. 28, 2004
	(in thousands)
Current:
Federal	$19,698	$27,083	$(1,896)
International	14,201	16,532	9,319
State and local	1,648	1,348	259
	35,547	44,963	7,682
Deferred:
Federal	1,442	9,331	(17,630)
International	34	(42)	1,359
State and local	553	321	(981)
	2,029	9,610	(17,252)
Total tax expense	$37,576	$54,573	$(9,570)

Earnings (losses) before income taxes consisted of the following:

	Year Ended
	Nov. 26, 2006	Nov. 27, 2005	Nov. 28, 2004
	(in thousands)
United States	$77,143	$102,926	$(59,690)
International	34,687	20,126	10,053
	$111,830	$123,052	$(49,637)

The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year Ended
	Nov. 26, 2006	Nov. 27, 2005	Nov. 28, 2004
	(in thousands)
Income tax expense (benefit) computed at statutory U.S.
Federal income tax rate	$39,140	$43,068	$(17,373)
State and local income taxes, net of federal tax benefit	1,943	1,745	(3,066)
Country mix impacts of foreign operations	703	527	4,206
AJCA dividend repatriation	—	7,680	—
Change in valuation allowance on deferred tax assets	(1,358)	1,659	7,070
Effect of non deductible meals and entertainment	602	531	556
Income tax reserve adjustments	(2,668)	—	—
Other items, net	(786)	(637)	(963)
Total income tax expense	$37,576	$54,573	$(9,570)

Income tax reserve adjustments represent changes in estimated exposures related to prior year tax positions.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA created a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the third and fourth quarters of fiscal 2005, the Company distributed cash from its foreign subsidiaries and reported a dividend (as defined in the AJCA) subject to the special exclusion of $49 million and a related tax expense of $7.7 million in its fiscal 2005 federal and state income tax returns.

Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company’s total deferred tax assets and liabilities and their significant components are as follows:

	2006		2005
	Current	Noncurrent	Current	Noncurrent
	Asset	Asset	Asset	Asset
	(Liability)	(Liability)	(Liability)	(Liability)
	(in thousands)
Accrued salaries and benefits	$6,249	$11,163	$10,856	$13,176
Allowance for doubtful accounts	2,174	—	3,147	—
Plant shutdown, idle facilities, and environmental costs	252	916	186	974
Tax credit and loss carryforward benefit	2,504	26,098	959	27,408
Accrued warranty reserve	3,829	1,384	3,604	1,371
Other accrued reserves	1,374	—	1,316	—
Property, plant and equipment	(450)	(22,210)	(474)	(23,760)
Intangible assets	437	(9,437)	611	(10,442)
Debt financing costs	—	(430)	—	(2,521)
Prepaid advertising	—	(370)	(260)	(445)
Cash discounts	3,542	—	2,762	—
Inventory	1,155	—	1,247	—
All other	559	2,270	2,550	2,193
	21,625	9,384	26,504	7,954
Valuation allowance	(9,183)	(19,578)	(9,949)	(20,310)
	$12,442	$(10,194)	$16,555	$(12,356)

The fiscal 2006 current and noncurrent deferred tax asset (liability), above, include amounts that are recorded in other current liabilities and noncurrent assets on the balance sheet, as appropriate.

The Company has a valuation allowance against certain deferred tax assets of $28.8 million at November 26, 2006 and $30.3 million at November 27, 2005, primarily reflecting uncertainties regarding utilization of loss carryforward benefits. $8.6 million of the valuation allowance relates to net capital losses and reflects the uncertainty surrounding the Company’s ability to generate sufficient capital gains to utilize all the losses. During 2005 certain foreign deferred tax assets and corresponding valuation allowances that had previously been reserved were restored, as tax law changes retroactively gave the loss carryforwards an unlimited life. Other deferred tax assets and valuation allowances related to capital losses were adjusted due to the availability of capital gains.

At November 26, 2006, the Company had unused state net operating loss and tax credit benefits of $7.1 million generally expiring from 2007 through 2024. There is a valuation allowance against these benefits in the amount of $7.1 million which represents the portion that the Company, at this time, expects to expire unused.

A provision has not been made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries considered indefinitely invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. The calculation of such additional taxes is not practicable.

Significant judgment is required in evaluating the Company’s federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company’s belief that its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, the Company’s tax advisors, or resolution of issues in the courts. The Company’s tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest. Because the Company is not currently undergoing examinations of any of its corporate income tax returns related to these reserve positions by tax authorities, the Company believes that it is unlikely that an audit could be initiated which would result in an assessment and payment of taxes related to these positions during the one year following November 26, 2006. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 16:   Retirement Plans

Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company’s board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $6.1 million, $8.3 million and $7.2 million for the years ended November 26, 2006, November 27, 2005 and November 28, 2004, respectively.

Hourly employees working at eleven of the Company’s domestic manufacturing facilities are covered by union sponsored retirement plans. The Company’s pension cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The Company recognized expense for such contributions of $4.7 million, $4.6 million and $4.6 million for the years ended November 26, 2006, November 27, 2005 and November 28, 2004, respectively.

The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at five of its active plants and seven previously closed facilities. The plan provides retirement and survivorship benefits based on the employees’ credited years of service. The Company’s funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in various publicly traded stock, bond and money market mutual funds. The Company records a minimum liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets. Changes in the minimum liability in excess of pension costs recognized in earnings are charged to other comprehensive income, net of related deferred taxes. Because future compensation levels are not a factor in the plan’s benefit formula, the accumulated benefit obligation is approximately equal to the projected benefit obligation as reported below. Summarized information for the plan follows:

	2006	2005
	(in thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year(a)	$14,692	$12,805
Service cost	590	595
Interest cost	828	783
Plan changes	539	378
Actuarial (gains)/losses	126	579
Benefits paid	(437)	(313)
Expenses paid	(153)	(135)
Projected benefit obligation at end of year	$16,185	$14,692
Change in Plan Assets:
Fair value of plan assets at beginning of year	$9,882	$8,777
Actual return on assets	1,071	653
Employer contribution	2,111	900
Benefits paid	(437)	(313)
Expenses paid	(153)	(135)
Fair value of plan assets at end of year	$12,474	$9,882
Funded Status of Plan:
Funded status	$(3,710)	$(4,810)
Unrecognized actuarial loss	3,949	4,139
Unrecognized transition asset	(175)	(262)
Unrecognized prior service cost	1,712	1,371
Net amount recognized as of fiscal year end	$1,776	$438

(a)           Measurement date is November 30 of each year.

	2006	2005
	(in thousands)
Amounts Recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(3,710)	$(4,810)
Intangible asset	1,712	1,371
Accumulated other comprehensive income	3,774	3,877
Net amount recognized as of fiscal year end	$1,776	$438
Accumulated Benefit Obligation and Fair Value of Assets:
Accumulated benefit obligation	$(16,185)	$(14,692)
Projected benefit obligation	$(16,185)	$(14,692)
Fair value of assets	12,475	9,882
Unfunded Projected Benefit Obligation	$(3,710)	$(4,810)

	2006 Target	2006 Actual	2005 Actual
Allocation of plan assets:
Equity securities	60.00%	60.14%	60.16%
Debt securities	40.00%	39.70%	39.67%
Other	—	0.16%	0.17%
Total plan assets	100.00%	100.00%	100.00%

	2006	2005	2004
	(in thousands)
Components of Net Periodic Pension Cost:
Service cost	$590	$595	$554
Interest cost	828	783	681
Expected return on assets	(874)	(747)	(616)
Amortization of unrecognized net loss	119	144	184
Amortization of unrecognized transition asset	(87)	(87)	(87)
Amortization of unrecognized prior service cost	198	199	159
Net periodic pension cost	$774	$887	$875

	2006	2005	2004
Weighted average assumptions used to determine net periodic benefit cost:
Settlement (discount) rate	6.00%	6.00%	6.25%
Expected long term return on plan assets	8.25%	8.25%	8.50%
Weighted average rate of increase in future compensation levels	N/A	N/A	N/A

Estimated Future Benefit Payments:
Fiscal 2007	$311
Fiscal 2008	339
Fiscal 2009	400
Fiscal 2010	431
Fiscal 2011	513
Fiscal 2012-2016	3,499
Employer Contributions Expected to be Paid in Fiscal 2007	$1,730

Note 17:   Summary of Interim Financial Information (Unaudited)

Quarterly financial data for the years ended November 26, 2006 and November 27, 2005, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share data)
2006:
Net sales	$395,735	$376,712	$415,124	$395,272
Gross profit	176,697	168,576	185,183	177,460
Income before cumulative effect of a change in accounting principle	23,259	126	29,368	21,501
Net income	22,972	126	29,368	21,501
Earnings per common share, before cumulative effect of achange in accounting principle—Basic	0.33	—	0.32	0.24
Earnings per common share, before cumulative effect of achange in accounting principle—Diluted	0.30	—	0.30	0.22
2005:
Net sales	$359,023	$355,890	$390,026	$364,635
Gross profit	159,050	157,113	175,945	159,488
Net income	20,634	6,421	26,255	15,169
Earnings per share—Basic	0.29	0.09	0.37	0.22
Earnings per share—Diluted	0.28	0.09	0.35	0.20

Note 18:   Contingencies

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve for $2.2 million ($2.7 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and the Company’s liability, if any, cannot be reasonably estimated at this time, no amounts have been accrued related to this matter.

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

On October 12, 2006, the Canadian government passed legislation providing for tariff refunds on certain purchases of wood made by the Company from 2002 through 2005. The Company expects to receive approximately $2 million as refunds. This refund is contingent on certain other factors that are not certain to occur; thus, the Company has not recognized a receivable or income relating to this refund in 2006. The Company expects to receive this refund in the second quarter of fiscal 2007 and will record it when payment is certain.

Note 19:   Segment Information

The Company has determined that it has two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on the Company’s organizational structure which is organized around geographic areas. At November 26, 2006, the Company changed its reportable segments due to Europe meeting the segment reporting quantitative thresholds for the first time. The Company has restated the corresponding information for fiscal years 2005 and 2004 to be comparable to the current presentation.

Both reportable segments manufacture and market conventional bedding. The Americas segment’s operations are concentrated in the United States, Canada, Mexico, Argentina, Brazil and Puerto Rico. Europe’s operations are concentrated in western Europe. The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations before interest expense, income taxes, depreciation and amortization (“EBITDA”). The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

During fiscal 2006, 2005 and 2004, no one customer represented 10% or more of total net sales. Sales outside the United States were $373.8 million, $309.5 million and $277.8 million for fiscal 2006, 2005 and 2004, respectively. Additionally, long lived assets (principally property, plant and equipment) outside the United States were $57.6 million, $50.4 million and $52.8 million as of November 26, 2006, November 27, 2005 and November 28, 2004, respectively. Sales from Europe to the Americas were $9.0 million during fiscal 2006. There were no sales between Europe and the Americas in fiscal 2005 or 2004.

Segment information for the years ended November 26, 2006, November 27, 2005 and November 28, 2004, is presented below:

	November 26, 2006	Year Ended November 27, 2005	November 28, 2004
Net sales from external customers:
Americas	$1,451,949	$1,360,550	$1,213,564
Europe	121,871	109,024	100,455
	1,573,820	1,469,574	1,314,019
Capital expenditures:
Americas	25,384	26,515	20,281
Europe	5,488	2,839	2,492
	30,872	29,354	22,773
Total assets:
Americas	894,628	828,377	797,785
Europe	109,345	87,720	100,907
Intersegment eliminations	(1,241)	(190)	(190)
	1,002,732	915,907	898,502
EBITDA:
Americas	210,493	222,123	46,203
Europe	5,468	2,366	2,257
Intersegment eliminations	(1,985)	—	—
	213,976	224,489	48,460
Reconciliation of EBITDA to net income:
EBITDA from segments	213,976	224,489	48,460
Interest	71,961	79,564	72,731
Income taxes	37,576	54,573	(9,570)
Cumulative effect of change in accounting principle	287	—	—
Liquidation preference for common L & M shares	—	—	7,841
Depreciation and amortization	30,185	21,873	25,366
Net income	$73,967	$68,479	($47,908)

Note 20:   Plant Closings and Restructuring Charges

On May 1, 2004, the Company closed its manufacturing facility at Randolph, Massachusetts. Accordingly, the Company incurred restructuring charges of approximately $0.6 million during the fiscal year ended November 28, 2004 primarily associated with severance and retention costs. The Company also incurred additional period costs during the year as the business was primarily shifted to the new Albany facility.

Note 21:   Related Party Transactions

The Company previously had a secured note receivable from and a non-controlling minority equity interest in Mattress Discounters Corporation, a domestic mattress retailer, as well as a minority equity interest in Mattress Holdings Corporation (“MHC”). These interests were obtained through the Company’s previous largest stockholder, Bain Capital, LLC. In April 2003, the Company sold the note and the equity interest in Mattress Discounters Corporation to MHC and liquidated its holding in MHC leaving the Company with no direct interest in Mattress Discounters Corporation other than trade receivables in the normal course of business. In addition, as a result of the recapitalization discussed in Note 3, after April 6, 2004, Mattress Discounters Corporation ceased to be considered an affiliate of the Company. For the year ended November 28, 2004, the Company had sales to Mattress Discounters Corporation, through April 6, 2004, of $7 million.

The Company believes that the terms on which mattresses were supplied to Mattress Discounters Corporation were not materially different than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party.

The Company had no sales to affiliates for the years ended November 26, 2006 and November 27, 2005.

The Company used $11.0 million of IPO proceeds to pay KKR a termination fee to end the Management Services Agreement between the Company and KKR. As a result these fees are no longer being paid starting in April 2006. During the fiscal year November 26, 2006, the Company paid management fees of $0.8 million to KKR. During the year ended November 27, 2005, the Company incurred $1.4 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company’s board of directors, and paid management fees of $2.1 million to KKR. During the fiscal year ended November 28, 2004, the Company paid $0.5 million to Bain Capital, LLC for management fees. Also during fiscal 2004, included in fees, expenses and other transaction costs as shown in Note 3, are approximately $31.8 million of merger and acquisition advisory fees paid to KKR and Bain Capital, LLC in connection with the April, 2004 recapitalization.

Note 22:   Common Stock and Options Subject to Redemption

In connection with its adoption of FAS 123(R), the Company has reclassified as temporary equity amounts previously included in additional paid in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable for a 180 day period following the death or disability of the share or option holder. At November 26, 2006, such temporary equity of $20.3 million consisted of $1.6 million related to 423,923 shares of Class A common stock held by members of management, and $18.7 million associated with 3,801,431 vested equity share Rollover Options held by members of management for which the Company recognized compensation expense in connection with the 2004 recapitalization (see Note 3).

On December 15, 2006, a senior executive officer left the Company. In leaving the Company, his Rollover Options are no longer available for redemption. As such, temporary equity will be reduced and permanent equity will be increased in the first quarter of fiscal 2007 by $2.3 million, consisting of $0.1 million related to 20,245 shares of Class A common stock and $2.2 million associated with 469,296 vested equity share Rollover Options.

Note 23:   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
	(in thousands)
Numerator:
Net income (loss)	$74,254	$68,479	$(40,067)
Cumulative effect of a change in accounting principle	(287)	—	—
Liquidation preference for common L & M shares	—	—	(7,841)
Net income (loss) available to common shareholders	$73,967	$68,479	$(47,908)
Denominator:
Denominator for basic earnings per share—weighted average shares	83,622	70,376	75,301
Effect of dilutive securities:
Stock options	5,893	5,021	—
Other	43	21	—
Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	89,558	75,418	75,301

On December 15, 2006, a senior executive officer who left the Company exercised certain of his vested options. As a result of his exercise, the number of shares included in the denominator for basic earnings per share for the first quarter of fiscal 2007 will be increased by 413 thousand shares and the dilutive effect of stock options will be decreased by 1,712 thousand stock options. He still has the right to exercise 190,823 options.

Due to the loss available to common shareholders in fiscal 2004, the potentially dilutive securities would have been antidilutive. Accordingly, they are excluded from the calculation in dilutive earnings per share. The securities, representing options to purchase the Company’s common stock, that were excluded from the computation of diluted EPS because they would have been antidilutive were 4,814 thousand for fiscal 2004.

As of November 26, 2006 and November 27, 2005, the Company’s capital stock consists of Class A common stock, par value $0.01 per share (“Class A Common”). The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

On February 19, 2007, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of the Company’s common stock.

As of April 6, 2004, the Company’s capital stock consisted of Class A common stock, par value $0.01 per share (“Class A Common”), Class B common stock, par value $0.01 per share (“Class B Common”), Class L common stock, par value $0.01 per share (“Class L Common”), and Class M common stock, par value $0.01 per share (“Class M Common” and collectively with the Class A Common, Class B Common and Class L Common, “Common Stock”). The Class L Common and the Class M Common were senior in right of payment to the Class A Common and Class B Common. Holders of Class B Common and Class M Common have no voting rights except as required by law. The holders of Class A Common and Class L Common were entitled to one vote per share on all matters to be voted upon by the stockholders of the Company, including the election of directors. Class A Common and Class L Common were otherwise identical, except that the shares of Class L Common were entitled to a preference over Class A Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrues on a daily basis at a rate of 10% per annum, compounded annually. Class B Common and Class M Common were otherwise identical, except that the shares of Class M Common were entitled to a preference over Class B Common with respect to any distribution by the Company to holders of its capital stock equal to the original cost of such share ($40.50) plus an amount which accrued on a daily basis at a rate of 10% per annum, compounded annually. The Class B Common and the Class M Common were convertible into Class A Common and Class L Common, respectively, automatically upon consummation of an initial public offering by the Company.

Note 24:   Guarantor/Non-Guarantor Financial Information

Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the “Issuer”) that guarantee the Notes (as defined below) (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due in 2014 (the “Notes”) of the Issuer. Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

1.      Consolidating condensed balance sheets as of November 26, 2006 and November 27, 2005 and consolidating condensed statements of operations and cash flows for the fiscal years ended November 26, 2006, November 27, 2005 and November 28, 2004.

2       Sealy Corporation (as “Guarantor Parent”), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

3.      Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

Sealy Corporation has not received cash dividends from any of its subsidiaries during the fiscal years ended November 26, 2006, November 27, 2005, and November 28, 2004.

SEALY CORPORATION

Supplemental Consolidating Condensed Balance Sheet
November 26, 2006
(in thousands)

					Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$934	$—	$1	$36,182	$8,503	$—	$45,620
Accounts receivable, net	7	—	620	105,812	87,399	—	193,838
Inventories	—	—	1,218	45,977	20,352	(1,421)	66,126
Assets held for sale	—	—	—	2,338	—	—	2,338
Prepaid expenses, deferred income taxes and other current assets	1,001	—	1,913	31,628	2,795	—	37,337
	1,942	—	3,752	221,937	119,049	(1,421)	345,259
Property, plant and equipment, at cost	—	—	7,995	306,934	82,238	—	397,167
Less accumulated depreciation	—	—	(4,436)	(146,452)	(28,069)	—	(178,957)
	—	—	3,559	160,482	54,169	—	218,210
Other assets:
Goodwill	—	—	24,741	304,773	58,690	—	388,204
Other intangibles, net	8,773	—	—	4,246	7	—	13,026
Net investment in and advances to (from) subsidiaries	(229,646)	(229,646)	907,783	(84,993)	(43,982)	(319,516)	—
Debt issuance costs, net, and other assets	—	—	15,230	20,566	2,237	—	38,033
	(220,873)	(229,646)	947,754	244,592	16,952	(319,516)	439,263
Total Assets	$(218,931)	$(229,646)	$955,065	$627,011	$190,170	$(320,937)	$1,002,732
Liabilities and Stockholder’s deficit
Current liabilities:
Current portion—long term obligations	$—	$—	$3,750	$2,256	$12,276	$—	$18,282
Accounts payable	—	—	326	72,106	46,453	—	118,885
Accrued customer incentives and advertising	—	—	—	31,735	8,843	—	40,578
Accrued compensation	—	—	513	25,167	9,804	—	35,484
Accrued interest	66	—	922	16,099	199	—	17,286
Other accrued expenses	2,730	—	362	45,673	8,904	—	57,669
	2,796	—	5,873	193,036	86,479	—	288,184
Due to (from) Parent Company	(77,632)	—	—	77,632	—	—	—
Long term obligations	—	—	753,250	37,449	23,537	—	814,236
Other noncurrent liabilities	8,313	—	—	24,964	9,411	—	42,688
Deferred income taxes	167	—	1,125	3,196	5,711	—	10,199
Common stock & options subject to redemption	20,263	—	—	—	—	—	20,263
Stockholder’s deficit	(172,838)	(229,646)	194,817	290,734	65,032	(320,937)	(172,838)
Total liabilities and stockholders’ deficit	$(218,931)	$(229,646)	$955,065	$627,011	$190,170	$(320,937)	$1,002,732

SEALY CORPORATION
Supplemental Consolidating Condensed Balance Sheet
November 27, 2005
(in thousands)

					Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1	$25,387	$11,166	$—	$36,554
Accounts receivable, net	—	—	60	106,559	68,795	—	175,414
Inventories	—	—	1,429	42,836	15,876	—	60,141
Assets held for sale	—	—	—	1,405	—	—	1,405
							—
							—
Prepaid expenses, deferred income taxes and other current assets	1,948	—	2,200	24,349	2,378	—	30,875
	1,948	—	3,690	200,536	98,215	—	304,389
Property, plant and equipment, at cost	—	—	7,542	264,362	69,203	—	341,107
Less accumulated depreciation	—	—	(3,949)	(136,531)	(21,833)	—	(162,313)
	—	—	3,593	127,831	47,370	—	178,794
Other assets:
Goodwill	—	—	24,741	304,774	55,131	—	384,646
Other intangibles, net	10,403	—	—	4,192	367	—	14,962
							—
							—
Net investment in and advances to (from)subsidiaries	(313,217)	(313,217)	901,550	(177,037)	(56,964)	(41,115)	—
	—
Debt issuance costs, net, and other assets	304	—	25,168	5,793	1,851	—	33,116
	(302,510)	(313,217)	951,459	137,722	385	(41,115)	432,724
Total Assets	$(300,562)	$(313,217)	$958,742	$466,089	$145,970	$(41,115)	$915,907
Liabilities and Stockholder’s deficit
Current liabilities:
Current portion—long term obligations	$—	$—	$—	$1,080	$11,847	$—	$12,927
Accounts payable	—	—	269	82,894	36,395	—	119,558
							—
Accrued customer incentives and advertising	—	—	—	31,184	6,774	—	37,958
Accrued compensation	—	—	411	35,506	8,221	—	44,138
Accrued interest	—	—	824	17,537	119	—	18,480
Other accrued expenses	1,828	—	1,599	37,190	8,310	—	48,927
	1,828	—	3,103	205,391	71,666	—	281,988
Due to (from) Parent Company	(6,231)	—	—	6,231	—	—	—
Long term obligations	85,766	—	839,500	11,712	22,851	—	959,829
Other noncurrent liabilities	8,644	—	116	35,421	8,122	—	52,303
Deferred income taxes	—	—	4,416	2,247	5,693	—	12,356
							—
Common stock & options subject to redemption	21,654	—	—	—	—	—	21,654
Stockholder’s deficit	(412,223)	(313,217)	111,607	205,087	37,638	(41,115)	(412,223)
Total liabilities and stockholders’ deficit	$(300,562)	$(313,217)	$958,742	$466,089	$145,970	$(41,115)	$915,907

SEALY CORPORATION
Supplemental Consolidating Condensed Statements of Operations
Year Ended November 26, 2006
(in thousands)

					Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales—Non-affiliates	$—	$—	$65,749	$1,177,164	$371,902	$(31,972)	$1,582,843
Net Sales—Affiliates	—	—	—	—	—	—	—
Total net sales	—	—	65,749	1,177,164	371,902	(31,972)	1,582,843
Cost and expenses:
Cost of goods sold—Non-affiliates	—	—	38,208	636,605	230,666	(30,552)	874,927
Cost of goods sold—Non-Affiliates	—	—	—	—	—	—	—
Total cost of goods sold	—	—	38,208	636,605	230,666	(30,552)	874,927
Selling, general and administrative	188	—	6,592	396,700	96,134	—	499,614
IPO expense	—	—	—	27,958	552	—	28,510
Plant closing and restructuring charges	—	—	—	—	—	—	—
Amortization of intangibles	5,162	—	—	289	256	—	5,707
Royalty (income) expense, net	(3,782)	—	—	(17,295)	2,222	—	(18,855)
Income (loss) from operations	(1,568)	—	20,949	132,907	42,072	(1,420)	192,940
Interest expense	4,148	533	62,668	2,607	2,005	—	71,961
Other (income) expense, net	1,098	—	8,739	(268)	(420)	—	9,149
Loss (income) from equity investees	(78,417)	(78,756)	(80,805)	—	—	237,978	—
Loss (income) from non-guarantor equity investees	—	—	—	(20,872)	—	20,872	—
Capital charge and intercompany interest allocation	—	—	(47,028)	40,765	6,263	—	—
Income (loss) before income taxes	71,603	78,223	77,375	110,675	34,224	(260,270)	111,830
Income tax expense (benefit)	(2,364)	(194)	(1,381)	29,428	12,236	(149)	37,576
Income (loss) before cumulative effect	73,967	78,417	78,756	81,247	21,988	(260,121)	74,254
Cumulative effect of a change in accounting principle	—	—	—	221	66	—	287
Net income (loss)	$73,967	$78,417	$78,756	$81,026	$21,922	($260,121)	$73,967

SEALY CORPORATION
Supplemental Consolidating Condensed Statements of Operations
Year Ended November 27, 2005
(in thousands)

					Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales—Non-affiliates	$—	$—	$64,030	$1,128,997	$298,885	$(22,338)	$1,469,574
Net Sales—Affiliates	—	—	—	—	—	—	—
Total net sales	—	—	64,030	1,128,997	298,885	(22,338)	1,469,574
Cost and expenses:
Cost of goods sold—Non-affiliates	—	—	38,032	613,848	188,436	(22,338)	817,978
Cost of goods sold—Non-Affiliates	—	—	—	—	—	—	—
Total cost of goods sold	—	—	38,032	613,848	188,436	(22,338)	817,978
Selling, general and administrative	94	—	6,322	366,547	83,318	—	456,281
Recapitalization expense	—	—	—	2	(2)	—	—
Plant closing and restructuring charges	—	—	—	—	—	—	—
Amortization of intangibles	—	—	—	289	277	—	566
Royalty (income) expense, net	—	—	—	(15,267)	2,047	—	(13,220)
Income (loss) from operations	(94)	—	19,676	163,578	24,809	—	207,969
Interest expense	8,001	390	69,509	(397)	2,061	—	79,564
Other (income) expense, net	—	—	6,272	(209)	(710)	—	5,353
Loss (income) from equity investees	(73,683)	(73,683)	(73,345)	—	—	220,711	—
Loss (income) from non-guarantor equity investees	—	—	—	(7,313)	—	7,313	—
Capital charge and intercompany interest allocation	—	(390)	(56,782)	52,798	4,374	—	—
Income (loss) before income taxes	65,588	73,683	74,022	118,699	19,084	(228,024)	123,052
Income tax expense (benefit)	(2,891)	—	339	45,354	11,771	—	54,573
Net income (loss)	$68,479	$73,683	$73,683	$73,345	$7,313	$(228,024)	$68,479

SEALY CORPORATION
Supplemental Consolidating Condensed Statements of Operations
Year Ended November 28, 2004
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Seal Mattress Company	Combined Guarantor Subsidiaries	Combined Non -Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales—Non-affiliates	$—	$—	$51,935	$1,009,221	$265,878	$(20,044)	$1,306,990
Net Sales—Affiliates .	—	—	—	7,030	—	—	7,030
Total net sales	—	—	51,935	1,016,251	265,878	(20,044)	1,314,020
Cost and expenses:
Cost of goods sold—Non- affiliates	—	—	32,304	556,023	167,791	(20,044)	736,074
Cost of goods sold—Non- Affiliates .	—	—	—	4,035	—	—	4,035
Total cost of goods sold .	—	—	32,304	560,058	167,791	(20,044)	740,109
Selling, general and administrative	2	4	14,247	338,696	77,934	—	430,883
Recapitalization expense	—	41,753	36,871	50,224	4,286	—	133,134
Plant closing and restructuring charges	—	—	—	624	—	—	624
Amortization of intangibles .	—	—	—	289	919	—	1,208
Royalty (income) expense, net	—	—	—	(15,295)	1,124	—	(14,171)
Income (loss) from operations	(2)	(41,757)	(31,487)	81,655	13,824	—	22,233
Interest expense .	2,803	2,019	67,441	(470)	938	—	72,731
Other income, net	—	—	—	(436)	(425)	—	(861)
Loss (income) from equity investees	38,283	26,247	19,941	—	—	(84,471)	—
Loss (income) from non- guarantor equity investees	—	—	—	166	—	(166)	—
Capital charge and intercompany interest allocation	—	(22,829)	(88,808)	106,786	4,851	—	—
Income (loss) before income taxes .	(41,088)	(47,194)	(30,061)	(24,391)	8,460	84,637	(49,637)
Income tax expense (benefit) .	(1,021)	(8,911)	(3,814)	(4,450)	8,626	—	(9,570)
Net income (loss) .	$(40,067)	$(38,283)	$(26,247)	$(19,941)	$(166)	$84,637	$(40,067)
Liquidation preference for common L&M shares	7,841	—	—	—	—	—	7,841
Net income (loss)	(47,908)	(38,283)	(26,247)	(19,941)	(166)	84,637	(47,908)

SEALY CORPORATION
Supplemental Consolidating Condensed Statements of Cash Flows
Year Ended November 26, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$4,816	$33,054	$20,355	$—	$58,225
Cash flows from investing activities:
Purchase of property plant and equipment net	—	—	(494)	(23,358)	(7,020)	—	(30,872)
Proceeds from the sale of property, plant, and equipment, net	—	—	33	388	114	—	535
Net activity in investment in and advances to (from) subsidiaries and affiliates	(69,211)	—	79,265	5,224	(15,278)	—	—
Net cash provided by (used in) investing activities.	(69,211)	—	78,804	(17,746)	(22,184)	—	(30,337)
Cash flows from financing activities:
Proceeds from issuance of common stock	295,348	—	—	—	—	—	295,348
Dividend	(138,648)	—	—	—	—	—	(138,648)
Proceeds from issuance of long term debt	—	—	440,000	—	—	—	440,000
Repayment of existing long term debt.	(89,114)	—	(522,500)	—	—	—	(611,614)
Equity received upon exercise of stock including related excess tax benefits.	2,559	—	—	—	—	—	2,559
Borrowings under revolving credit facilities	—	—	121,900	—	50,281	—	172,181
Repayments on revolving credit facilities	—	—	(121,900)	—	(55,255)	—	(177,155)
Other	—	—	(1,120)	(4,513)	4,024	—	(1,609)
Net cash provided by (used in) financing activities.	70,145	—	(83,620)	(4,513)	(950)	—	(18,938)
Effect of exchange rate changes on cash.	—	—	—	—	116	—	116
Change in cash and cash equivalents.	934	—	—	10,795	(2,663)	—	9,066
Cash and cash equivalents:
Beginning of period	—	—	1	25,387	11,166	—	36,554
End of period.	$934	$—	$1	$36,182	$8,503	$—	$45,620

SEALY CORPORATION
Supplemental Consolidating Condensed Statements of Cash Flows
Year Ended November 27, 2005
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities.	$—	$—	$3,157	$115,840	$12,050	$3,925	$134,972
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(643)	(22,989)	(5,722)	—	(29,354)
Proceeds from the sale of property, plant, and equipment, net	—	—	—	9,979	—	—	9,979
Net activity in investment in and advances to (from) subsidiaries and affiliates.	—	—	123,190	(134,231)	11,041	—	—
Net cash provided by (used in) investing activities.	—	—	122,547	(147,241)	5,319	—	(19,375)
Cash flows from financing activities:
Repayment of existing long term debt.	—	—	(120,500)	(142)	—	—	(120,642)
Equity issuances	—	—	—	—	—	478	478
Borrowings under revolving credit facilities	—	—	160,500	—	47,904	—	208,404
Repayments on revolving credit facilities	—	—	(165,500)	—	(29,733)	—	(195,233)
Intercompany dividend associated with foreign repatriation	—	—	—	48,875	(48,875)	—	—
Other	—	—	(205)	2,913	7,165	(4,403)	5,470
Net cash provided by (used in) financing activities.	—	—	(125,705)	51,646	(23,539)	(3,925)	(101,523)
Effect of exchange rate changes on cash	—	—	—	—	(299)	—	(299)
Change in cash and cash equivalents.	—	—	(1)	20,245	(6,469)	—	13,775
Cash and cash equivalents:
Beginning of period	—	—	2	5,142	17,635	—	22,779
End of period.	$—	$—	$1	$25,387	$11,166	$—	$36,554

SEALY CORPORATION
Supplemental Consolidating Condensed Statements of Cash Flows
Year Ended November 28, 2004
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$8,368	$20,226	$14,908	$(38)	$43,464
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(611)	(19,238)	(2,924)	—	(22,773)
Proceeds from the sale of property, plant, and equipment, net	—	—	—	1,768	—	—	1,768
Cash received on affiliate note and investment	—	—	—	—	13,573	—	13,573
Net activity in investment in and advances to (from) subsidiaries and affiliates	(3,897)	358,141	(247,839)	(88,599)	(21,703)	3,897	—
Net cash provided by (used in) investing activities	(3,897)	358,141	(248,450)	(106,069)	(11,054)	3,897	(7,432)
Cash flows from financing activities:
Cash associated with financing of the recapitilaztion (Note 3):
Proceeds from the issuance of common stock	—	436,050	—	—	—	—	436,050
Treasury stock repurchase	—	(748,146)	—	—	—	—	(748,146)
Proceed from the issuance of new long term obligations	—	—	1,050,000	—	—	—	1,050,000
Repayment of existing long term debt	—	(49,989)	(687,139)	—	—	—	(737,128)
Debt issuance cost	—	—	(36,403)	—	—		(36,403)
Repayment of other long term debt	—	—	(90,000)	—	—	—	(90,000)
Issuance of Senior Subordinated PIK Notes	75,000						75,000
Equity issuances	47,500	63	—	—	—	(202)	47,361
Borrowings under revolving credit facilities	—	—	85,800	—	—	—	85,800
Repayments on revolving credit facilities	—	—	(80,800)	—	—	—	(80,800)
Purchase of treasury stock	(68,250)	—	—	—	—	—	(68,250)
Dividend paid	(50,353)	—	—	—	—	—	(50,353)
Other	—	3,881	(1,405)	—	2,029	(3,657)	848
Net cash provided by (used in) financing activities	3,897	(358,141)	240,053	—	2,029	(3,859)	(116,021)
Effect of exchange rate changes on cash	—	—	—	—	1,668	—	1,668
Change in cash and cash equivalents	—	—	(29)	(85,843)	7,551	—	(78,321)
Cash and cash equivalents:
Beginning of period	—	—	31	90,985	10,084	—	101,100
End of period	$—	$—	$2	$5,142	$17,635	$—	$22,779

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Beginning with the first fiscal quarter of 2006 and more specifically in the six months ended November 26, 2006, we implemented a remediation plan to enhance the design of our financial statement close process, particularly related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process. Our remediation plan included an enhanced management review and approval process for various reserves and accruals. In addition, we enhanced our balance sheet review procedures for the individual plant locations.

The specific remedial actions included:

Fulfillment of the Vice President Finance and Corporate Controller position to buttress existing review processes as well as design and implement improved controls as discussed below.

Creation and implementation of standardized reporting templates across the organization. Reporting templates include: reconciliation templates, disclosure questionnaires, fluctuation analysis, evidence of review and journal entry checklists.  Built into this process is a multiple level review.

Review of all significant accounting policies and the documentation of the company’s position through a formalized process of developing technical accounting position papers on all significant accounting matters and reviewing them with our auditor.

Development of a closing / external filing calendar with all significant tasks with due dates and accountabilities. This includes a detailed daily dashboard to monitor the day-by-day closing status.

Implementation of structured monthly reviews of the consolidated balance sheet and income statements as well as those of the consolidated subsidiaries.

Development of disclosure checklists and templates that were rolled out to various functions that provide input into our external filings.  These checklists include summary instructions, key deadlines, templates with specific information requests, MD&A templates and evidence of preparer and a multiple level review.

We believe that these remedial actions have strengthened our financial statement close process with respect to the review and approval of various account analyses and reserve/accrual calculations and consolidated financial/balance sheet review process.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the foregoing evaluation that occurred during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are preparing for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, for our fiscal year ending December 2, 2007, on which our auditors will be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. As a result, we expect to continue enhancing our internal controls over financial reporting throughout fiscal 2007.

Item 9B.               Other information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled “Election of Directors and Director Biographies,” “Board of Directors Information” and “General—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed no later than March 26, 2007.

The information required by this item regarding executive offices of the Company is incorporated herein by reference to “Executive Officers of the Company” in Part I of this report.

Code of Ethics

Our board adopted a code of business conduct and ethics applicable to directors, officers and employees to establish standards and procedures related to the compliance with laws, rules and regulations, treatment of confidential information, conflicts of interest, competition and fair dealing and reporting of violations of the code; and includes a requirement that we make prompt disclosure of any waiver of the code for executive officers or directors made by our board. A copy of the code of business conduct and ethics is available on our website and in print without charge to any person who sends a request to the office of the Secretary of the Company at One Office Parkway, Trinity, North Carolina 27370.

Item 11.                 Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation,” “Leadership Development and Compensation Committee Report,” “Board of Directors Information” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of November 26, 2006 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may make equity grants is the Sealy Corporation 2004 Stock Option Plan (the “2004 Stock Option Plan”) that was approved by the Board of Directors and the Company’s Shareholders on April 6, 2004. The 2004 Stock Option Plan was intended to replace the Sealy Corporation 1998 Stock Option Plan (the “1998 Stock Option Plan”) since the 2004 Stock Option Plan was approved, no further grants have been made under the 1998 Stock Option Plan. Stock option outstanding at the time of the Recapitalization became vested and fully exercisable at the Recapitalization.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	14,957,902	$6.12 per share	3,984,552	(2)

(1)          These numbers include the 2004 Stock Option Plan and the 1998 Stock Option Plan. The weighted average exercise price in column (b) of the table reflects all such stock options. Shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of the weighted average exercise price of stock options.

(2)          These are shares available for grant as of November 26, 2006 under the 2004 Stock Option Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of cash and cashless exercise stock options, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the compensation committee of our Board of Directors or certain of the committee’s designees. The 2004 Stock Option Plan provided twenty million shares of our Class A common stock for grants. Upon Sealy’s March 24, 2004 reverse stock split of .7595, the Company has taken the position that only 15,190,000 shares were reserved for grants under the 2004 Stock Option Plan. If stock options granted under the 2004 Stock Option Plan are forfeited or otherwise terminated, then the shares underlying that grant will become available for a subsequent grant under the 2004 Stock Option Plan. To the extent shares underlying forfeited or otherwise terminated options have become available for subsequent grants as of November 26, 2006, they are included in the table as available for grant.

The information required by this item is incorporated herein by reference to the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation” in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” and “General—Insider Transactions” in the Company’s Proxy Statement.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Audit Committee Report and Fees Paid to Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as a part of the report:

(1)         Financial Statements.

Consolidated Balance Sheets at November 26, 2006 and November 27, 2005.

Consolidated Statements of Operations for the years ended November 26, 2006, November 27, 2005 and November 28, 2004.

Consolidated Statements of Stockholders’ Deficit for the years ended November 26, 2006, November 27, 2005 and November 28, 2004.

Consolidated Statements of Cash Flows for the years ended November 26, 2006, November 27, 2005 and November 28, 2004.

Notes to Consolidated Financial Statements

(2)         Financial Statement Schedules.

Schedule I—Consolidated Valuation and Qualifying Accounts

(3)         Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed as a part of this report.

The following exhibits are filed as part of this Registration Statement:

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of March 3, 2004, by and between Sealy Corporation and Posturepedic Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed April 15, 2004) (Sealy Corporation agrees to furnish a copy of any omitted schedules or similar supplements to the SEC upon request)

2.2

First Amendment to the Agreement and Plan of Merger, dated April 5, 2004, by and between Sealy Corporation and Sealy Acquisition Corp. (incorporated herein by reference to Exhibit 2.2 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed April 15, 2004) (Sealy Corporation agrees to furnish a copy of any omitted schedules or similar supplements to the SEC upon request)

3.1

Amended and Restated Certificate of Incorporation of Sealy Corporation dated as of March 23, 2006 (incorporated herein by reference to Exhibit 3.1 to Sealy Corporation's Registration Statement on from S-1/A (File No. 1-8738) filed March 24, 2006)

3.2	Amended and restated Bylaws of Sealy Corporation (incorporated herein by reference to Exhibit 3.2 to Sealy Corporation's Registration Statement on from S-1/A (File No. 1-8738) filed March 24, 2006)
4.1

Indenture, dated as of April 6, 2004, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, with respect to the 8.25% Senior Subordinated Notes due 2014 and the 8.25% Senior Subordinated Exchange Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to Sealy Mattress Company's Registration Statement on from S-4 (File No. 333-117081) filed July 1, 2004)

4.2

First Supplemental Indenture, dated as of June 28, 2004, among Sealy Mattress Company, Sealy Corporation, Sealy Mattress Corporation and the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, with respect to the 8.25% Senior Subordinated Notes due 2014 and the 8.25% Senior Subordinated Exchange Notes due 2014 (incorporated herein by reference to Exhibit 4.3 to Sealy Mattress Company's Registration Statement on from S-4 (File No. 333-117081) filed July 1, 2004)

4.3

Note and Stock Purchase Agreement, dated as of July 16, 2004, between Sealy Corporation and the Purchasers named therein, with respect to the 10% Senior Subordinated Notes due 2015 and Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.4 to Sealy Corporation’s Registration Statement S-1 (File No. 1-8738) filed June 30, 2005)

4.4

Second Supplemental Indenture, dated as of May 25, 2006, among Sealy Corporation, Sealy Mattress Company, Sealy Mattress Corporation, the Guarantors listed on Schedule I thereto and The Bank of New York Trust Company, as trustee (incorporated herein by reference to Sealy Corporation Current Report on forom 8-K (File No. 1-8738) filed May 31, 2006)

*10.1

Sealy Profit Sharing Plan, Amended and Restated, dated December 1, 1989 (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738) filed February 27, 1996)

*10.2

Amendment No. 1 to Sealy Profit Sharing Plan (incorporated herein by reference to Exhibit 10.21 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)

*10.3

Amendment No. 2 to Sealy Profit Sharing Plan (incorporated herein by reference to Exhibit 10.22 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)

*10.4

Sealy Corporation Bonus Program (incorporated herein by reference to Exhibit 10.5 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738) filed February 27, 1996)

*10.5

Amendment No. 1 to Sealy Bonus Plan (incorporated herein by reference to Exhibit 10.17 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)

*10.6

Sealy Corporation 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.48 to Sealy Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 1, 1998 (File No. 1-8738) filed April 15, 1998)

*10.7

2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries (incorporated herein by reference to Exhibit 4.4 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)

*10.8	Form of Management Stockholder's Agreement (incorporated herein by reference to Exhibit 4.5 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)
*10.9	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 4.6 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)
*10.10	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 4.7 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)
*10.11	Form of Rollover Agreement (incorporated herein by reference to Exhibit 4.9 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)
10.12

Stockholders' Agreement, dated as of July 16, 2004, among Sealy Corporation, The Northwestern Mutual Life Insurance Company, Teachers Insurance and Annuity Association of America and Sealy Paterson LLC and Sealy Holding LLC (incorporated herein by reference to Exhibit 10.12 to Sealy Corporation's Registration Statement on from S-1/A (File No. 1-8738) filed March 24, 2006)

10.13

Stockholders' Agreement, dated as of April 6, 2004, among Sealy Corporation, Bain Capital Fund V, L.P., Bain Capital Fund V, L.P., BCIP Associates, BCIP Trust Associates, L.P., Harvard Private Capital Holdings, Inc., Sealy Investors 1, LLC, Sealy Investors 2, LLC, Sealy Investors 3, LLC and Sealy Holding LLC (incorporated herein by reference to Exhibit 10.13 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-117081) filed July 1, 2004)

10.14

Registration Rights Agreement, dated as of April 6, 2004, among Sealy Corporation and Sealy Holding LLC (incorporated herein by reference to Exhibit 10.14 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-117081) filed July 1, 2004)

10.15

Second Amended and Restated Credit Agreement dated April 14, 2005 among Sealy Mattress Company, Sealy Canada, LTD./LTEE, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, General Electric Capital Corporation, as co-documentation agent, Royal Bank of Canada as co-documentation agent, and other lenders from time to time parties thereto (incorporated herein by reference to Exhibit 10.21 to Sealy Mattress Corporation's Current Report on Form 8-K (File No. 333-117081) filed April 20, 2005)

*10.16

Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Jeffrey C. Claypool (incorporated herein by reference to Exhibit 10.8 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed January 2, 1998)

*10.17

Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.12 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed January 2, 1998)

*10.18

Amendment to Employment Agreement, dated as of December 17, 1997, between the employees named therein and Sealy Corporation (incorporated herein by reference to Exhibit 10.19 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed January 2, 1998)

*10.19

Amendment to Employment Agreement dated January 20, 2000 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.33 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-67478) filed December 21, 2001)

*10.20

Employment Agreement, dated as of May 25, 2001 by and between Sealy Corporation and Charles Dawson (incorporated herein by reference to Exhibit 10.37 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 2002 (File No. 1-8738) filed March 3, 2003)

*10.21

Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Al Boulden (incorporated herein by reference to Exhibit 10.35 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 2002 (File No. 1-8738) filed March 3, 2003)

*10.22

Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Kenneth L. Walker (incorporated herein by reference to Exhibit 10.36 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 2002 (File No. 1-8738) filed March 3, 2003)

*10.23

Employment Agreement, dated as of October 1, 2002 by and between Sealy Corporation and G. Michael Hofmann (incorporated herein by reference to Exhibit 10.38 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 2002 (File No. 1-8738) filed March 3, 2003)

*10.24

Amended Employment Agreement, dated as of January 14, 2005 by and between Sealy Corporation and James B. Hirshorn (incorporated herein by reference to Exhibit 10.27 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)

*10.25

Amended Employment Agreement, dated as of January 14, 2005 by and between Sealy Corporation and David J. McIlquham (incorporated herein by reference to Exhibit 10.21 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)

*10.26

Employment Agreement, dated April 1, 2005, by and between Sealy Corporation and Philip Dobbs (incorporated herein by reference to Exhibit 10.27 to Sealy Corporation's Registration Statement on from S-1/A (File No. 1-8738) filed March 24, 2006)

*10.27

Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993 (incorporated herein by reference to the appropriate Exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738))

*10.28

Sealy Corporation Directors' Deferred Compensation Plan dated December 13, 2004 (incorporated herein by reference to Exhibit 10.29 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)

*10.29

Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Bruce G. Barman (incorporated herein by reference to Exhibit 10.30 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)

*10.30

Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Jeffrey C. Claypool (incorporated herein by reference to Exhibit 10.31 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)

*10.31

Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.32 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)

*10.32

Employment Agreement dated September 12, 2006 by and between Sealy Corporation and Jeffrey C. Ackerman (incorporated by reference to exhibit 10.3 to Sealy Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2006 (File No. 1-8737) filed October 11, 2006)

*10.33

Amended and Restated Employment Agreement dated September 12, 2006 by and between Sealy Corporation and James B. Hirshorn (incorporated by reference to exhibit 10.2 to Sealy Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2006 (File No. 1-8737) filed October 11, 2006)

*10.34

Separation Agreement dated December 15, 2006 by and between Sealy Corporation and James B. Hirshorn (incorporated by reference to exhibit 10.1 to Sealy Corporation’s report on Form 8-K (File No. 1-8737) filed December 19, 2006)

10.35	Third Amended and Restated Credit Agreement, dated August 25, 2006 (incorporated herein by reference to Sealy Corporation Report on Form 8-K (File No. 1-8738) filed on August 30, 2006).

*10.36

Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.32 to Sealy Mattress Corporation’s Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)

10.38

Management Services Agreement with Kohlberg Kravis Roberts & Co. L.P. dated April 6, 2004 (incorporated herein by reference to Exhibit 10.33 to Sealy Corporation’s Registration Statement on Form S-1 (File No. 333-126280) filed August 12, 2005)

†10.39

Form of Management Services Termination Agreement (incorporated herein by reference to Exhibit 10.34 to Sealy Corporation’s Registration Statement on Form S-1 (File No. 333-126280) filed September 12, 2005)

10.40

Supply Agreement, dated February 18, 2003, between Sealy, Inc. and Nomaco Inc. (incorporated herein by reference to Exhibit 10.35 to Sealy Corporation’s Registration Statements on Form S-1 (File No. 333-126280) filed September 12, 2005) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.41

Joinder, dated as of September 8, 2004, to the Stockholders’ Agreement dated April 6, 2004 (incorporated herein by reference to Exhibit 10.36 to Sealy Corporation’s Registration Statement on Form S-1 (File No. 333-126280) filed Statement 12, 2005)

†12.1	Computation of Ratio of Earnings to Fixed Charges
†21.1	Subsidiaries of Sealy Corporation
†23.1

Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of its audit report into Sealy Corporation’s Registration Statement on Form S-8 (file No. 333-139794)

†31.1	Chief Executive Officer Certification of theType Described in Rule 13a-14(a) and Rule 15d-14(a)
†31.2	Chief Financial Officer Certification of the Type Described in Rule 13a-14(a) and Rule 15d-14(a)
†32.1	Certification Pursuant to 18 U.S.C. Section 1350.

*                    Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

†                     Filed herewith.

Schedule I—Consolidated Valuation and Qualifying Accounts

	Fiscal Year
Description	2004		2005		2006
Allowance for doubtful accounts
Balance Beginning of Period	$17,596		$8,570		$10,569
Charged to Costs and Expenses	3,149		3,231		2,705
Charged to Other Accounts	—		—		—
Deductions	12,175	(1)	1,232	(1)	4,731	(1)
Balance at End of Period	$8,570		$10,569		$8,543
Reserve for discounts and returns
Balance Beginning of Period	$5,433		$6,206		$9,840
Charged to Costs and Expenses	19,238		26,043		27,903
Charged to Other Accounts	—		—		—
Deductions	18,465	(2)	22,409	(2)	23,706	(2)
Balance at End of Period	$6,206		$9,840		$14,037
Reserve for inventory obsolescence
Balance Beginning of Period	$2,163		$1,535		$1,828
Charged to Costs and Expenses	360		293		1,500
Charged to Other Accounts	—		—		—
Deductions	988	(4)	—		1,497
Balance at End of Period	$1,535		$1,828		$1,831
Deferred tax asset valuation
Balance Beginning of Period	$13,907		$19,761		$30,259
Charged to Costs and Expenses	5,854		6,215		1,242
Charged to Other Accounts	—		4,283	(3)	(139)
Deductions	—		—		2,600
Balance at End of Period	$19,761		$30,259		$28,762

(1)          Uncollectible accounts written off, net of recoveries.

(2)          Cash discounts taken and accommodation returns.

(3)          Establish reserves for previously-expired foreign NOL carryforwards extended due to change in tax law.

(4)          Net deductions recorded to the inventory reserve to appropriately adjust balance.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY CORPORATION
By:	/s/ David J. McIlquham
David J. McIlquham
Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David J. McIlquham	Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2007
David J. McIlquham
/s/ Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 22, 2007
Jeffrey C. Ackerman
/s/ Brian F. Carroll	Director	February 22, 2007
Brian F. Carroll
/s/ James W. Johnston	Director	February 22, 2007
James W. Johnston
/s/ Gary E. Morin	Director	February 22, 2007
Gary E. Morin
/s/ Dean B. Nelson	Director	February 22, 2007
Dean B. Nelson
/s/ Paul Norris	Director	February 22, 2007
Paul Norris
/s/ Richard W. Roedel	Director	February 22, 2007
Richard W. Roedel
/s/ Scott M. Stuart	Director	February 22, 2007
Scott M. Stuart