Form 10-Q
period 2007-02-25
SEALY CORP
filed 2007-04-05
CIK 748015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 25, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 30, 2007 is approximately: 91,447,308.

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	February 25,	February 26,
	2007	2006
Net sales	$412,567	$395,735
Cost of goods sold	235,293	219,038
Gross profit	177,274	176,697
Selling, general and administrative expenses	126,913	123,604
Amortization of intangibles	783	122
Royalty income, net of royalty expense	(5,292)	(3,689)
Income from operations	54,870	56,660
Interest expense	15,905	18,736
Other income, net	(80)	(187)
Income before income tax expense	39,045	38,111
Income tax expense	14,411	14,852
Income before cumulative effect of change in accounting principle	24,634	23,259
Cumulative effect of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	—	287
Net income	$24,634	$22,972
Earnings per common share—Basic
Income before cumulative effect of change in accounting principle	$0.27	$0.33
Cumulative effect of a change in accounting principle	—	—
Earnings per common share—Basic	$0.27	$0.33
Earnings per common share—Diluted
Income before cumulative effect of change in accounting principle	$0.26	$0.30
Cumulative effect of a change in accounting principle	—	—
Earnings per common share—Diluted	$0.26	$0.30
Weighted average number of common shares outstanding:
Basic	91,349	70,482
Diluted	96,585	76,386

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets
(in thousands except per share amounts)
(unaudited)

	February 25,	November 26,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31,750	$45,620
Accounts receivable, net of allowances for bad debts, cash discounts and returns	217,704	193,838
Inventories	65,334	66,126
Assets held for sale	2,338	2,338
Prepaid expenses and other current assets	22,835	24,710
Deferred income taxes	12,932	12,627
	352,893	345,259
Property, plant and equipment—at cost	411,685	397,167
Less accumulated depreciation	(182,934)	(178,957)
	228,751	218,210
Other assets:
Goodwill	387,685	388,204
Other intangibles, net of accumulated amortization	12,284	13,026
Debt issuance costs, net, and other assets	39,316	38,033
	439,285	439,263
	$1,020,929	$1,002,732
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion—long-term obligations	$22,996	$18,282
Accounts payable	129,001	118,885
Accrued incentives and advertising	36,973	40,578
Accrued compensation	37,892	35,484
Accrued interest	11,220	17,286
Other accrued expenses	54,144	57,669
	292,226	288,184
Long-term obligations, net of current portion	811,756	814,236
Other noncurrent liabilities	42,382	42,688
Deferred income taxes	10,837	10,199
Common stock and options subject to redemption	17,517	20,263
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized shares: 2007 and 2006—200,000 Issued and outstanding: 2007—91,532; 2006—90,983 (including shares classified above as subject to redemption: 2007—402; 2006—424)	909	904
Additional paid-in capital	666,815	664,609
Accumulated deficit	(828,366)	(846,144)
Accumulated other comprehensive income	6,853	7,793
	(153,789)	(172,838)
	$1,020,929	$1,002,732

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit
(in thousands)
(unaudited)

						Accumulated
		Class A		Additional	Retained	Other
	Comprehensive	Common Stock		Paid-in	Earnings	Comprehensive
	Income	Shares	Amount	Capital	(Deficit)	Income	Total
Balance at November 26, 2006		90,983	$904	$664,609	$(846,144)	$7,793	$(172,838)
Net income	$24,634				24,634		24,634
Foreign currency translation adjustment	(721)					(721)	(721)
Change in fair value of cash flow hedge, net of tax of $104	(219)					(219)	(219)
Stock based compensation:
Compensation associated with stock option grants				331			331
Directors’ deferred stock compensation				174			174
Cash dividend					(6,856)		(6,856)
Exercise of stock options		549	5	(5,443)			(5,438)
Excess tax benefit on options exercised				4,348			4,348
Adjustment of temporary equity subject to redemption				2,746			2,746
Other				50			50
Balance at February 25, 2007	$23,694	91,532	$909	$666,815	$(828,366)	$6,853	$(153,789)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	February 25, 2007	February 26, 2006
Cash flows from operating activities:
Net income	$24,634	$22,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,322	5,700
Deferred income taxes	429	(23)
Non-cash interest expense:
Senior Subordinated PIK Notes	—	2,113
Amortization of debt issuance costs and other	687	235
Stock-based compensation	639	372
Excess tax benefits from share-based payment arrangements	(4,348)	—
Loss on sale of assets	161	22
Cumulative effect of accounting change	—	287
Other, net	(1,031)	(717)
Changes in operating assets and liabilities:
Accounts receivable	(24,358)	(28,563)
Inventories	899	(6,344)
Prepaid expenses and other current assets	1,724	(150)
Accounts payable	9,961	(9,085)
Accrued expenses	(12,135)	350
Other liabilities	(331)	(1,225)
Net cash provided by (used in) operating activities	4,253	(14,056)
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,913)	(5,577)
Proceeds from sale of property, plant and equipment	77	29
Net cash used in investing activities	(12,836)	(5,548)
Cash flows from financing activities:
Cash dividends	(6,856)	—
Borrowings under revolving credit facilities	8,627	78,841
Repayments under revolving credit facilities	(11,249)	(82,136)
Exercise of employee stock options, including related excess tax benefits	4,592	—
Other	(344)	(17)
Net cash used in financing activities	(5,230)	(3,312)
Effect of exchange rate changes on cash	(57)	122
Change in cash and cash equivalents	(13,870)	(22,794)
Cash and cash equivalents:
Beginning of period	45,620	36,554
End of period	$31,750	$13,760

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1:  Basis of Presentation

The interim condensed consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 26, 2006 included within the Company’s Annual Report on Form 10-K (File No. 001-08738).

On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) whereby KKR acquired 92% of the Company’s capital stock. Certain of the Company’s previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company’s stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the “Notes”) issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the Notes. At February 25, 2007, KKR controlled approximately 50.9% of the issued and outstanding common stock of the Company.

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

Note 2:  Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. This statement also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. This statement became effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted this statement as of the beginning of fiscal

2007. It did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as of the beginning of fiscal 2008 and is still assessing the potential impact of adoption.

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and does not expect it to have a material impact on the Company’s financial position or results of operations.

Note 3:  Share-Based Compensation

The Company accounts for all new stock options granted or outstanding options modified after August 29, 2005 ( the beginning of the fourth quarter of fiscal 2005) under the provisions of FAS No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”). The Company has continued to account for any portion of awards outstanding at August 29, 2005 using the provisions of Accounting Principles Board Opinion no. 25 “Accounting for Stock Issued to Employees,” as previously permitted under FAS No. 123, “Accounting for Stock-Based Compensation”.

No new stock options were granted, nor were outstanding options modified during the first quarter of fiscal 2006. During the three months ended February 25, 2007, the Company granted new options to purchase 432,461 shares of common stock, and recognized compensation expense associated with these grants of approximately $0.2 million. As of February 25, 2007, there was approximately $2.0 million of unrecognized compensation costs associated with these grants. That cost is expected to be recognized over a weighted average period of 7.7 years. The options granted during the first quarter of fiscal 2007 had a weighted average grant-date fair value of $5.08 per option. The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Expected volatility	30%
Expected dividend yield	2.011 - 2.031%
Expected term (in years)	6.71 - 7.88
Risk-free rate	4.54% - 4.72%

Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is based on the Company’s current quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is based on an analysis of the early exercise behavior of employees.

During the three months ended February 25, 2007, the Company recognized total compensation expense associated with stock options of $0.3 million.

During the three months ended February 25, 2007 and February 26, 2006, the Company recognized expense of $0.1 million and $0.3 million, respectively, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company’s common stock.

Note 4:  Inventories

The major components of inventories were as follows (in thousands):

	February 25,	November 26,
	2007	2006
Raw materials	$31,559	$35,041
Work in process	18,638	19,594
Finished goods	15,137	11,491
	$65,334	$66,126

Note 5:  Warranty Costs

The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products, a 20-year warranty on its TrueForm product line and a 20-year limited warranty on its RightTouch product line that covers only certain parts of the product and is prorated for part of the twenty years. In fiscal 2007, the Company amended its warranty policy on Sealy-branded promotional bedding to three years for the new line introduced in January 2007 and shipping in the second quarter of fiscal 2007. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the Company’s accrued warranty obligations for each of the three months ended February 25, 2007 and February 26, 2006 and the year ended November 26, 2006 was as follows (in thousands):

	February 25,	November 26,	February 26,
	2007	2006	2006
Accrued warranty obligations at beginning of period	$15,349	$14,321	$14,321
Warranty claims	(3,425)	(15,832)	(3,453)
Warranty provisions	2,930	16,860	3,691
Accrued warranty obligations at end of period	$14,854	$15,349	$14,559

Warranty claims for the year ended November 26, 2006 include approximately $10.5 million for claims associated with products sold prior to November 27, 2005 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $1.3 million, $5.5 million and $1.4 million for the three months ended February 25, 2007, the year ended November 26, 2006 and the three months ended February 26, 2006, respectively.

Note 6:  Assets Held for Sale

The Company has assets held for sale totaling $2.3 million at February 25, 2007 and at November 26, 2006. The amount is for a facility that was sold in March 2007. A gain on sale of the facility of approximately $2.6 million will be recorded in the second quarter of fiscal 2007.

Note 7:  Assets Constructed on Behalf of the Company

The Company has engaged third parties to construct production facilities to be leased by the Company. Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of these production facilities. Accordingly, the Company has recorded an additional $5.2 million in property, plant and equipment with an offsetting financing obligation in the Condensed Consolidated Balance Sheets for a facility that was placed in service in February 2007. During the lease terms, the Company recognizes building depreciation and interest expense for the obligations.

Note 8:  Goodwill and Other Intangible Assets

The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

The changes in the carrying amount of goodwill for the three months ended February 25, 2007 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of November 26, 2006	$362,675	$25,529	$388,204
Increase (decrease) due to foreign currency translation	(653)	134	(519)
Balance as of February 25, 2007	$362,022	$25,663	$387,685

Total other intangibles of $12.3 million (net of accumulated amortization of $8.0 million) as of February 25, 2007 consist primarily of licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and unamortized pension prior service costs of $1.7 million.

Note 9:  Long-Term Obligations

Long-term obligations as of February 25, 2007 and November 26, 2006 consisted of the following:

	February 25, 2007	November 26, 2006
	(in thousands)
Senior revolving credit facility	$11,215	$14,090
Senior secured term loans	415,000	415,000
Senior subordinated notes	342,000	342,000
Financing obligations	42,410	37,535
Other	24,127	23,893
	834,752	832,518
Less current portion	22,996	18,282
	$811,756	$814,236

The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At February 25, 2007, amounts outstanding under the senior revolving credit facility were $11.2 million under the Canadian portion of the facility. At February 25, 2007, the Company had approximately $82.3 million available under the revolving credit facility after taking into account letters of credit issued totaling $31.5 million.

Annually, the Company may be required to make principal prepayments depending on certain financial ratios, as defined in its senior secured credit agreement. At February 25, 2007, the Company is unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2008 with respect to excess cash flow for the 2007 fiscal year.

At February 25, 2007 the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the senior subordinated notes. The senior credit agreements and the senior subordinated notes restrict the Company’s ability to pay dividends.

Note 10:  Hedging Strategy

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

In June 2004, the Company entered into a swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company’s senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Effective August 25, 2006, the Company de-designated $13 million of the interest rate swap for hedge accounting due to an amendment of the senior secured term loan agreement. As a result of the dedesignation, $0.2 million previously recorded in accumulated other comprehensive income was recorded as a reduction of interest expense. The effective portion of changes in the market value of $137 million of the swap is recorded in other comprehensive income and will be amortized into interest expense over the remaining life of the interest rate swap agreement. For the three months ended February 25, 2007 and February 26, 2006, $0.6 million and $0.3 million, respectively, was recorded as a reduction of interest expense. At February 25, 2007 and November 26, 2006, the fair value carrying amount of the instrument was recorded as follows:

	February 25, 2007	November 26, 2006
	(in thousands)
Accrued interest receivable	$590	$607
Other current assets	1,806	2,160
Total net asset	$2,396	$2,767

At February 25, 2007 and November 26, 2006, accumulated other comprehensive income associated with the interest rate swap was $1.0 million and $1.2 million, respectively, net of income tax effects.

The Company had also entered into two interest rate swap agreements associated with debt that no longer exists. Although the related debt was repaid, the swaps remained in effect until their expiration in December 2006. Because the first swap converted a portion of floating rate debt to a fixed rate and the subsequent swap effectively reestablished a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings was largely off-setting. Changes in the fair market value of these swaps was recorded in interest expense. At November 26, 2006, the fair value carrying amount of these instruments was a current liability of $0.1 million.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward and option contracts. The Company does not designate its foreign currency forward and option contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At February 25, 2007, the Company had forward contracts to sell a total of 33.0 million Canadian dollars with expiration dates ranging from February 28, 2007 through November 30, 2007. At February 25, 2007 and November 26, 2006, the fair value of the Company’s net receivable under the forward contracts was an asset of $0.2 million and $0.1 million, respectively. For the three months ended February 25, 2007, recognized foreign currency transaction gains were $0.1 million, compared with an insignificant gain for the three months ended February 26, 2006.

Note 11:  Other Income, Net

Other income, net, includes interest income for the three months ended February 25, 2007 and February 26, 2006 of $0.1 million and $0.2 million, respectively.

Note 12:  Conditional Asset Retirement Obligations

The Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) as of the beginning of fiscal 2006 and has recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. During fiscal 2006, the Company recorded $0.4 million in property, plant and equipment and a liability of $0.9 million in other noncurrent liabilities. In the first quarter of fiscal 2007, the Company recorded an additional $0.1 million in property, plant and equipment and other noncurrent liabilities. These amounts resulted from obligations in certain of the Company’s facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2008 to 2022, the Company may be able to renegotiate such leases to extend the terms.

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

Note 13:  Defined Benefit Pension Expense

The components of net periodic pension cost recognized for the Company’s defined benefit pension plan for the three months ended February 25, 2007 and February 26, 2006 are as follows (in thousands):

	Three months ended
	February 25,	February 26,
	2007	2006
	(in thousands)
Service cost	$147	$150
Interest cost	207	219
Expected return on plan assets	(218)	(221)
Amortization of unrecognized gains and losses	30	67
Amortization of unrecognized transition asset	(22)	(22)
Amortization of unrecognized prior service cost	50	51
Net periodic pension cost*	$194	$244
Cash contributions	$145	$274

*                    Net periodic pension cost recognized for the three months ended February 25, 2007 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2007. Similarly, net periodic pension cost for the three months ended February 26, 2006 is based upon preliminary estimates.

The Company expects to make additional cash contributions to the plan of approximately $1.6 million during the remainder of fiscal 2007.

Note 14:  Income Taxes

The Company’s effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three months ended February 25, 2007 is approximately 36.9% compared to 39% for the three months ended February 26, 2006.

Significant judgment is required in evaluating the Company’s federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company’s belief that its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. In addition the Company is still assessing the potential impact of FIN 48 (Note 2). The Company’s tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest and penalties. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company believes that such audits will not result in an assessment or payment of taxes related to these positions during the one year following February 25, 2007. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15:  Comprehensive Income

Comprehensive income for the three months ended February 25, 2007 was $23.7 million and for the three months ended February 26, 2006 was $24.1 million.

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

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve for $2.2 million ($2.7 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and the Company’s liability, if any, cannot be reasonably estimated at this time, no amounts have been accrued related to this matter.

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

On October 12, 2006, the Canadian government passed legislation providing for tariff refunds on certain purchases of wood made by the Company from 2002 through 2005. The Company received $2.1 million as refunds in March 2007. The Company has not recognized a receivable or income relating to this refund in the first quarter of fiscal 2007. The Company will record this refund in the second quarter of fiscal 2007.

Note 17:    Related Party Transactions

The Company used $11.0 million of IPO proceeds received in the second quarter of fiscal 2006 to pay KKR a termination fee to end the Management Services Agreement between the Company and KKR. As a result these fees are no longer being paid starting in April 2006. During the three months ended February 26, 2006, the Company paid management fees of $0.5 million to KKR.

Note 18:    Segment Information

The Company has determined that it has two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on the Company’s organizational structure which is organized around geographic areas.

Both reportable segments manufacture and market conventional and specialty bedding. The Americas segment’s operations are concentrated in the United States, Canada, Mexico, Argentina, Brazil and Puerto Rico. Europe’s operations are concentrated in western Europe. The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations before interest expense, income taxes, depreciation and amortization (“EBITDA”). The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Sales outside the United States were $95.9 million and $81.2 million for the first quarter of fiscal 2007 and 2006 respectively. Sales from Europe to the Americas were $2.4 million and $4.5 million for the first quarter of fiscal 2007 and 2006 respectively. Long lived assets (principally property, plant and equipment) outside the United States were $57.0 million and $57.6 million as of February 25, 2007 and November 26, 2006, respectively.

	Three Months Ended
	February 25, 2007	Febraury 26, 2006
	(in thousands)
Net sales from external customers:
Americas	$380,562	$371,667
Europe	32,005	24,068
	412,567	395,735
Capital expenditures:
Americas	11,770	3,584
Europe	1,143	1,993
	12,913	5,577
EBITDA:
Americas	62,040	62,534
Europe	717	1,458
Inter-segment eliminations	(485)	(1,445)
	62,272	62,547
Reconciliation of EBITDA to net income:
EBITDA from segments	62,272	62,547
Interest	15,905	18,736
Income taxes	14,411	14,852
Depreciation and amortization	7,322	5,700
Cumulative effect of change in acconting principle	—	287
Net Income	$24,634	$22,972

	February 25, 2007	November 26, 2006
	(in thousands)
Total assets:
Americas	$913,210	$894,628
Europe	108,475	109,345
Intersegment eliminations	(756)	(1,241)
	1,020,929	1,002,732

Note 19:    Guarantor/Non-Guarantor Financial Information

Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the “Issuer”) that guarantee the Notes (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Notes of the Issuer. Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The Company has corrected certain errors in the presentation of net investment in subsidiaries, due from (to) subsidiaries and affiliates, stockholders’ deficit, income from equity investees, capital charge and intercompany interest allocation, income taxes, and net income line items for Sealy Mattress Corporation, the Combined Guarantor Subsidiaries and the Combined Non-Guarantor Subsidiaries from amounts previously reported. The nature of the errors related principally to eliminations of intercompany transactions within certain of the consolidating columns in the Supplemental Condensed Consolidating Balance Sheet as well as the Supplemental Condensed Consolidating Statements of Operations and Cash Flows. Specifically, an intercompany dividend from the Combined Non-Guarantor Subsidiaries to the Combined Guarantor Subsidiaries in fiscal 2005 was improperly eliminated, an amount allocated from Sealy Mattress Corporation to the Combined Guarantor Subsidiaries in fiscal 2005 was not properly reflected on the Supplemental Condensed Consolidating Balance Sheet, and an allocation of capital charges from Sealy Mattress Company to the Combined Guarantor Subsidiaries in fiscal 2006 was incorrect, all as the result of clerical errors. These corrections are limited to intercompany, investment and subsidiary equity consolidating amounts within this Note 19, and do not affect the Condensed Consolidated Financial Statements of the Company. The Company has also shown separately the net investment in subsidiaries and the due from (to) affiliates into separate line items on the Condensed Consolidating Balance Sheets. The following schedules present the specific line item amounts that have changed as a result of the separation of the intercompany line items and corrections (in thousands):

Supplemental Condensed Consolidating Balance Sheets as of November 26, 2006

			Sealy	Combined	Combined Non-
	Sealy	Sealy Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Net investment in subsidiaries	(229,646)	194,817	340,427	14,068	—	(319,666)	—
Due from (to) affiliates	77,632	(424,463)	567,356	(176,693)	(43,982)	150	—
Stockholders’ deficit	(172,838)	(229,646)	194,817	290,734	65,032	(320,937)	(172,838)
As Corrected:
Net investment in subsidiaries	(229,646)	186,057	329,602	14,068	—	(300,081)	—
Due from (to) affiliates	77,632	(415,703)	569,421	(137,551)	(93,949)	150	—
Stockholders’ (deficit) equity	(172,838)	(229,646)	186,057	329,876	15,065	(301,352)	(172,838)

Supplemental Condensed Consolidating Statements of Operations for the year ended November 26, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Loss (income) from equity investees	(78,417)	(78,756)	(80,805)	—	—	237,978	—
Capital charge and intercompany interest allocation	—	—	(47,028)	40,765	6,263	—	—
Income tax expense (benefit)	(2,364)	(194)	(1,381)	29,428	12,236	(149)	37,576
Net income (loss)	73,967	78,417	78,756	81,026	21,922	(260,121)	73,967
As Corrected:
Loss (income) from equity investees	(78,417)	(78,756)	(78,737)	—	—	235,910	—
Capital charge and intercompany interest allocation	—	—	(50,535)	44,272	6,263	—	—
Income tax expense (benefit)	(2,364)	(194)	58	27,989	12,236	(149)	37,576
Net income (loss)	73,967	78,417	78,756	78,958	21,922	(258,053)	73,967

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended, November 26, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Net cash provided by operating activities	—	—	4,816	33,054	20,355	—	58,225
Net activity in investment in and advances to (from) subsidiaries and affiliates	(69,211)	—	79,265	5,224	(15,278)	—	—
Net cash provided by (used in) investing activities	(69,211)	—	78,804	(17,746)	(22,184)	—	(30,337)
As Corrected:
Net cash provided by operating activities	—	—	6,882	30,879	20,464	—	58,225
Net activity in investment in and advances to (from) subsidiaries and affiliates	(69,211)	—	77,199	7,399	(15,387)	—	—
Net cash provided by (used in) investing activities	(69,211)	—	76,738	(15,571)	(22,293)	—	(30,337)

The following supplemental condensed consolidating financial statements present:

1.                Condensed consolidating balance sheets as of February 25, 2007 and November 26, 2006 and condensed consolidating statements of operations and cash flows for the three months ended February 25, 2007 and February 26, 2006.

2.                Sealy Corporation, who became a guarantor of the Notes effective May 25, 2006, (as “Guarantor Parent”), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

3.                Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

February 25, 2007
(in thousands)

					Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$460	$—	$1	$22,903	$8,386	$—	$31,750
Accounts receivable, net	30	—	600	139,694	77,380	—	217,704
Inventories	—	—	1,195	43,816	21,244	(921)	65,334
Assets held for sale	—	—	—	2,338	—	—	2,338
Prepaid expenses, deferred income taxes and other current assets	1,018	—	1,654	30,291	2,804	—	35,767
	1,508	—	3,450	239,042	109,814	(921)	352,893
Property, plant and equipment, at cost	—	—	7,860	320,793	83,032	—	411,685
Less accumulated depreciation	—	—	(3,745)	(149,568)	(29,621)	—	(182,934)
	—	—	4,115	171,225	53,411	—	228,751
Other assets:
Goodwill	—	—	24,741	304,773	58,171	—	387,685
Other intangibles, net	8,104	—	—	4,174	6	—	12,284
Net investment in subsidiaries	(206,095)	209,697	350,184	18,989	—	(372,775)	—
Due from (to) affiliates	71,065	(415,792)	572,647	(137,459)	(90,605)	144	—
Debt issuance costs, net and other assets	—	—	14,573	22,367	2,376	—	39,316
	(126,926)	(206,095)	962,145	212,844	(30,052)	(372,631)	439,285
Total assets	$(125,418)	$(206,095)	$969,710	$623,111	$133,173	$(373,552)	$1,020,929

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion - long-term obligations	$—	$—	$7,500	$2,058	$13,438	$—	$22,996
Accounts payable	—	—	248	82,391	46,362	—	129,001
Accrued customer incentives and advertising	—	—	—	32,206	4,767	—	36,973
Accrued compensation	—	—	401	28,978	8,513	—	37,892
Accrued interest	63	—	667	10,178	312	—	11,220
Other accrued expenses	3,016	—	572	45,476	5,080	—	54,144
	3,079	—	9,388	201,287	78,472	—	292,226
Long-term obligations	—	—	749,500	42,095	20,161	—	811,756
Other noncurrent liabilities	7,608	—	—	25,529	9,245	—	42,382
Deferred income taxes	167	—	1,125	3,829	5,716	—	10,837
Common stock and options subject to redemption	17,517	—	—	—	—	—	17,517
Stockholders’ equity (deficit)	(153,789)	(206,095)	209,697	350,371	19,579	(373,552)	(153,789)
Total liabilities and stockholders’ equity (deficit)	$(125,418)	$(206,095)	$969,710	$623,111	$133,173	$(373,552)	$1,020,929

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets
November 26, 2006 (as corrected)
(in thousands)

Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$934	$—	$1	$36,182	$8,503	$—	$45,620
Accounts receivable, net	7	—	620	105,812	87,399	—	193,838
Inventories	—	—	1,218	45,977	20,352	(1,421)	66,126
Assets held for sale	—	—	—	2,338	—	—	2,338
Prepaid expenses, deferred income taxes and other current assets	1,001	—	1,913	31,628	2,795	—	37,337
	1,942	—	3,752	221,937	119,049	(1,421)	345,259
Property, plant and equipment, at cost	—	—	7,995	306,934	82,238	—	397,167
Less accumulated depreciation	—	—	(4,436)	(146,452)	(28,069)	—	(178,957)
	—	—	3,559	160,482	54,169	—	218,210
Other assets:
Goodwill	—	—	24,741	304,773	58,690	—	388,204
Other intangibles, net	8,773	—	—	4,246	7	—	13,026
Net investment in subsidiaries	(229,646)	186,057	329,602	14,068	—	(300,081)	—
Due from (to) affiliates	77,632	(415,703)	569,421	(137,551)	(93,949)	150	—
Debt issuance costs, net and other assets	—	—	15,230	20,566	2,237	—	38,033
	(143,241)	(229,646)	938,994	206,102	(33,015)	(299,931)	439,263
Total assets	$(141,299)	$(229,646)	$946,305	$588,521	$140,203	$(301,352)	$1,002,732
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion—long-term obligations	$—	$—	$3,750	$2,256	$12,276	$—	$18,282
Accounts payable	—	—	326	72,106	46,453	—	118,885
Accrued customer incentives and advertising	—	—	—	31,735	8,843	—	40,578
Accrued compensation	—	—	513	25,167	9,804	—	35,484
Accrued interest	66	—	922	16,099	199	—	17,286
Other accrued expenses	2,730	—	362	45,673	8,904	—	57,669
	2,796	—	5,873	193,036	86,479	—	288,184
Long-term obligations	—	—	753,250	37,449	23,537	—	814,236
Other noncurrent liabilities	8,313	—	—	24,964	9,411	—	42,688
Deferred income taxes	167	—	1,125	3,196	5,711	—	10,199
Common stock and options subject to redemption	20,263	—	—	—	—	—	20,263
Stockholders’ equity (deficit)	(172,838)	(229,646)	186,057	329,876	15,065	(301,352)	(172,838)
Total liabilities and stockholders’ equity (deficit)	$(141,299)	$(229,646)	$946,305	$588,521	$140,203	$(301,352)	$1,002,732

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations
Three Months Ended February 25, 2007
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$19,470	$306,519	$95,699	$(9,121)	$412,567
Cost and expenses:
Cost of goods sold	—	—	11,473	172,901	60,539	(9,620)	235,293
Selling, general and administrative	64	—	1,917	100,851	24,081	—	126,913
Amortization of intangibles	710	—	—	73	—	—	783
Royalty (income) expense, net	(1,124)	—	—	(4,909)	741	—	(5,292)
Income from operations	350	—	6,080	37,603	10,338	499	54,870
Interest expense	95	143	14,495	149	1,023	—	15,905
Other income, net	(8)	—	—	(1)	(71)	—	(80)
Loss (income) from equity investees	(24,470)	(24,559)	(21,332)	—	—	70,361	—
Loss (income) from non-guarantor equity investees	—	—	—	(5,696)	—	5,696	—
Capital charge and intercompany interest allocation	—	—	(13,579)	12,447	1,132	—	—
Income (loss) before income taxes	24,733	24,416	26,496	30,704	8,254	(75,558)	39,045
Income tax expense (benefit)	99	(54)	1,937	9,381	3,043	5	14,411
Net income (loss)	$24,634	$24,470	$24,559	$21,323	$5,211	$(75,563)	$24,634

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations
Three Months Ended February 26, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$15,707	$304,657	$78,446	$(3,075)	$395,735
Costs and expenses:
Cost of goods sold	—	—	9,410	164,922	47,781	(3,075)	219,038
Selling, general and administrative	—	—	1,550	100,557	21,497	—	123,604
Amortization of intangibles	—	—	—	72	50	—	122
Royalty (income) expense, net	—	—	—	(4,216)	527	—	(3,689)
Income from operations	—	—	4,747	43,322	8,591	—	56,660
Interest expense	2,120	120	16,076	(82)	502	—	18,736
Other income, net	—	—	—	(19)	(168)	—	(187)
Loss (income) from equity investees	(24,298)	(24,371)	(21,987)	—	—	70,656	—
Loss (income) from nonguarantor equity investees	—	—	—	(4,263)	—	4,263	—
Capital charge and intercompany interest allocation	—	—	(15,232)	14,217	1,015	—	—
Income (loss) before income taxes and cumulative effect	22,178	24,251	25,890	33,469	7,242	(74,919)	38,111
Income tax expense (benefit)	(794)	(47)	1,519	11,195	2,979	—	14,852
Income (loss) before cumulative effect	22,972	24,298	24,371	22,274	4,263	(74,919)	23,259
Cumulative effect of change in accounting principle	—	—	—	287	—	—	287
Net income (loss)	$22,972	$24,298	$24,371	$21,987	$4,263	$(74,919)	$22,972

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows
Three Months Ended February 25, 2007
(in thousands)

		Sealy	Sealy	Combined	Combined
	Sealy	Mattress	Mattress	Guarantor	Non-Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$3,866	$(6,957)	$7,344	$—	$4,253
Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(690)	(10,945)	(1,278)	—	(12,913)
Proceeds from the sale of property, plant, and equipment	—	—	—	61	16	—	77
Net activity in investment in and advances from (to) subsidiaries and affiliates	1,740	—	(3,176)	5,489	(4,053)	—	—
Net cash provided by (used in) investing activities	1,740	—	(3,866)	(5,395)	(5,315)	—	(12,836)
Cash flows from financing
Dividend	(6,856)	—	—	—	—	—	(6,856)
Equity received upon exercise of stock including related excess tax benefits	4,592	—	—	—	—	—	4,592
Borrowings under revolving credit facilities	—	—	—	—	8,627	—	8,627
Repayments on revolving credit facilities	—	—	—	—	(11,249)	—	(11,249)
Other	50	—	—	(927)	533	—	(344)
Net cash used in financing activities	(2,214)	—	—	(927)	(2,089)	—	(5,230)
Effect of exchange rate changes on cash	—	—	—	—	(57)	—	(57)
Change in cash and cash equivalents	(474)	—	—	(13,279)	(117)	—	(13,870)
Cash and cash equivalents:
Beginning of period	934	—	1	36,182	8,503	—	45,620
End of period	$460	$—	$1	$22,903	$8,386	$—	$31,750

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows
Three Months Ended February 26, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$1,949	$(17,316)	$676	$635	$(14,056)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(31)	(3,326)	(2,220)	—	(5,577)
Proceeds from the sale of property, plant, and equipment	—	—	—	16	13	—	29
Net activity in investment in and advances to (from) subsidiaries and affiliates	—	—	(6,918)	(668)	7,586	—	—
Net cash provided by (used in) investing activities	—	—	(6,949)	(3,978)	5,379	—	(5,548)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	—	52,100	—	26,741	—	78,841
Repayments under revolving credit facilities			(47,100)		(35,036)		(82,136)
Other	—	—	—	1,392	(774)	(635)	(17)
Net cash provided by (used in) financing activities	—	—	5,000	1,392	(9,069)	(635)	(3,312)
Effect of exchange rate changes on cash	—	—	—	—	122	—	122
Change in cash and cash equivalents	—	—	—	(19,902)	(2,892)	—	(22,794)
Cash and cash equivalents:
Beginning of period	—	—	1	25,387	11,166	—	36,554
End of period	$—	$—	$1	$5,485	$8,274	$—	$13,760

SEALY CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q as well as our management’s discussion and analysis included in our Annual Report on Form 10-K (File No. 001-08738). Except where the context suggests otherwise, the terms “we,” “us” and “our” refer to Sealy Corporation and its subsidiaries.

BUSINESS OVERVIEW

Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster, and Bassett brands and accounted for approximately 92% of our total net sales for the year ended November 26, 2006. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products.

In the first quarter of fiscal 2007, we introduced a new line of Stearns & Foster branded mattresses and boxsprings that incorporates the features we determined were the most desired by the consumer during our intensive market and consumer research. We expect that this launch will be completed in the third quarter of fiscal 2007. In addition, we introduced new Sealy-branded products that are compliant with the new Federal flame retardant standards which become effective July 1, 2007. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to the new product lines.

Our industry continues to be challenged by the volatility in the price of petroleum and steel products, which affects the cost of our polyurethane foam, polyethylene foam and steel innerspring component parts. During fiscal 2006 and into the first quarter of fiscal 2007, the cost of these components has continued to remain elevated above their recent historical averages, and we expect these costs to continue at current levels over the remainder of fiscal 2007.

RESULTS OF OPERATIONS

Tabular Information

The following table sets forth our summarized results of operations for the three months ended February 25, 2007 and February 26, 2006, expressed in thousands of dollars as well as a percentage of each period’s net sales:

	For the three months ended:
	February 25, 2007		February 26, 2006
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total net sales	$412,567	100.0%	$395,735	100.0%
Total cost of goods sold	235,293	57.0	219,038	55.3
Gross profit	177,274	43.0	176,697	44.7
Selling, general and administrative expenses	126,913	30.8	123,604	31.2
Amortization of intangibles	783	0.2	122	—
Royalty income, net of royalty expense	(5,292)	(1.3)	(3,689)	(0.9)
Income from operations	54,870	13.3	56,660	14.3
Interest expense	15,905	3.8	18,736	4.7
Other income, net	(80)	—	(187)	—
Income before income taxes and cumulative effect	39,045	9.5	38,111	9.6
Income taxes	14,411	3.5	14,852	3.8
Income before cumulative effect of change in accounting principle	24,634	6.0	23,259	5.9
Cumulative effect of change in accounting principle	—	—	287	0.1
Net income	$24,634	6.0%	$22,972	5.8%
Effective tax rate	36.9%		39.0%

The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Three Months Ended:
	February 25,	February 26,
	2007	2006
US Domestic	76.8%	79.5%
International:
Canada	9.8	9.2
Europe	7.8	6.1
Other	5.6	5.2
Total	100.0%	100.0%

The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Three Months Ended
	February 25,		February 26,
	2007		2006
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Domestic (US Dollars):
Total net sales	$316,707	100.0%	$314,554	100.0%
Total cost of goods sold	176,016	55.6	169,408	53.9
Gross profit	140,691	44.4	145,146	46.1
Total International (US Dollars):
Total net sales	95,860	100.0	81,181	100.0
Total cost of goods sold	59,277	61.8	49,630	61.1
Gross profit	36,583	38.2	31,551	38.9
Canada:
US Dollars:
Total net sales	40,446	100.0	36,296	100.0
Total cost of goods sold	23,041	57.0	20,205	55.7
Gross profit	17,405	43.0	16,091	44.3
Canadian Dollars:
Total net sales	46,880	100.0	42,048	100.0
Total cost of goods sold	26,689	56.9	23,394	55.6
Gross profit	20,191	43.1	18,654	44.4
Europe:
US Dollars:
Total net sales	32,005	100.0	24,068	100.0
Total cost of goods sold	22,520	70.4	16,818	69.9
Gross profit	9,485	29.6	7,250	30.1
Euros:
Total net sales	24,480	100.0	20,149	100.0
Total cost of goods sold	17,227	70.4	14,128	70.1
Gross profit	7,253	29.6	6,021	29.9
Other International (US Dollars):
Total net sales	23,409	100.0	20,817	100.0
Total cost of goods sold	13,716	58.7	12,607	60.6
Gross profit	$9,693	41.3%	$8,210	39.4%

Quarter Ended February 25, 2007 compared with Quarter Ended February 26, 2006

Net Sales.   Our net sales for the quarter ended February 25, 2007, were $412.6 million, an increase of $16.8 million, or 4.3% from the quarter ended February 26, 2006. Total domestic net sales were $316.7 million for the first quarter of fiscal 2007 compared to $314.6 million for the first quarter of fiscal 2006. The domestic net sales increase of $2.1 million was attributable to a 4.5% increase in volume partially offset by a 3.7% decrease in average unit selling price. The increase in volume is primarily attributable to the strong performance of our promotional products such as our 125th Anniversary beds as well as our specialty bedding products. The decrease in average unit selling price is primarily due to the higher volume of promotional bedding sales. In addition strategic pricing actions were taken on selected products such as the Stearns & Foster and TrueForm lines. Total international sales increased $14.7 million, or 18.1%. Excluding the effect of currency fluctuations, international sales increased 14.8%. The increase represents a 33.2% increase in unit volume, partially offset by a decrease in average unit selling price. In the Canadian market, local currency sales gains of 11.5% translated into gains of 11.4%  in US dollars. Local currency gains in the Canadian market were driven by a 25.2% increase in volume, which was partially offset by a 10.9% decline in average unit selling price. The changes in volume and average unit selling price were a result of strategic pricing actions on selected products and increases in lower margin promotional product sales. In our European market, local currency gains of 21.5%, or 33.0% in US dollars were driven by a 52.6% increase in volume, partially offset by a 20.4% decrease in local currency average unit selling price. The decrease in average unit selling price is attributed to increased sales of lower priced latex bed cores to other manufacturers. Finished goods sales in Europe increased 18.6%.

Gross Profit.   Our gross profit for the quarter was $177.3 million, an increase of $0.6 million over the comparable prior year period. As a percentage of net sales, gross profit decreased 1.7 percentage points to 43.0%. This was due primarily to a decrease in our domestic gross profit margin. Domestic gross profit decreased $4.5 million to $140.7 million, which, as a percentage of sales, represented a decrease of 1.7 percentage points to 44.4% of net sales. This decrease is driven by an increase in sales of lower margin promotional products, strategic  pricing actions, the addition of flame retardant materials to most of our products, as well as startup costs associated with the new latex facility in Mountain Top, PA. Partially offsetting this decrease were the continued improvements in our manufacturing efficiencies as well as lower employee health insurance costs arising from our transition to a new, third party administrator. On a per unit basis, material costs increased 2.8% relative to the first quarter of 2006 primarily due to additional costs to make our products compliant with the 2007 federal flame retardancy regulations, partially offset by product mix as well as improved yield on raw materials. Gross profit for the international business increased $5.0 million to $36.6 million, which as a percentage of sales represents a decrease of 0.7 percentage points to 38.2% of net sales. This decrease is primarily due to strategic pricing actions and sales of lower margin promotional products in Canada, partially offset by a decrease in material costs in Canada resulting from favorable exchange rates on imported raw materials.

Selling, General, Administrative.   Our selling, general, and administrative expense increased $3.3 million to $126.9 million. This increase is due primarily to a $2.2 million increase in cooperative advertising costs, a $2.1 million increase in delivery costs due to higher unit volume and a $1.5 million increase in other sales and administration costs. This increase is partially offset by a reduction of $2.5 million in promotional expenses in the U.S. associated with the 2006 roll out of our new Stearns & Foster product lines. As a percent of net sales this expense was 30.8% and 31.2% for the quarters ended February 25, 2007 and February 26, 2006, respectively, a decrease of 0.4 percentage points.

Royalty income, net of royalty expense.   Our royalty income, net of royalty expenses, for the three months ended February 25, 2007 was $5.3 million, an increase of $1.6 million compared with the three months ended February 26, 2006, primarily due to a $0.5 million decrease in royalty expense as a result of capitalizing the Pirelli lease agreement in the fourth quarter of fiscal 2006 as well as a $0.7 million increase in international royalty revenue.

Interest Expense.   Our interest expense for the first quarter of fiscal 2007 decreased $2.8 million from the prior year period to $15.9 million, primarily due to lower debt levels resulting from the retirement of the $89.1 million of senior subordinated Pay-In-Kind Notes (“PIK Notes”) and $47.5 million of the 8.25% Senior Subordinated Notes due June 2014 (“2014 Notes”) in the second quarter of fiscal 2006 using proceeds from the initial public offering (“IPO”) as well as $35 million in voluntary prepayments of our senior term debt since February 26, 2006. Our weighted average borrowing costs for the first quarter of fiscal 2007 and 2006 remained unchanged at 7.7%. Our borrowing costs remained flat due to higher interest rates on the unhedged variable rate of our floating rate debt being offset by lower interest rates on the fixed component of our senior secured term debt as a result of the August 2006 amendment of our senior secured credit agreement.

Income Tax.   Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended February 25, 2007 is 36.9% compared to 39.0% for the three months ended February 26, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Funds

Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, interest payments on our outstanding senior subordinated notes, and dividend payments to shareholders. Capital expenditures totaled $12.9 million for the three months ended February 25, 2007. We expect total 2007 capital expenditures to be approximately $40 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At February 25, 2007, we had approximately $82.3 million available under our revolving credit facility after taking into account letters of credit issued totaling $31.5 million. Our net weighted average borrowing cost remained unchanged at 7.7%  for the three months ended February 25, 2007 and February 26, 2006. Our borrowing cost remained flat due to higher interest rates on the unhedged variable rate component of our floating rate debt being offset by lower interest rates on the fixed component of our senior secured term debt as a result of the August 2006 amendment of our senior credit agreement.  As a result of the IPO completed April 12, 2006, approximately $90 million of the net proceeds were used to retire the PIK Notes including accrued interest and prepayment penalties thereon, and approximately $52 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under our 2014 Notes along with accrued interest and market premiums thereon. In addition, on August 25, 2006, we amended our senior secured credit agreement which reduced the applicable interest rate margins charged on the senior secured term loans, as discussed below.

Debt

We have incurred substantial debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in 2010 and senior secured term loan facilities maturing in August 2011 and August 2012 with an outstanding balance of $415 million at February 25, 2007. We also have an outstanding principal balance of $342 million at February 25, 2007 on the 2014 Notes.

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

Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of March 29, 2007, we had $85.7 million outstanding under our revolving credit facility.

Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate (‘‘ABR’’), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. At February 25, 2007, we are unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2008 with respect to excess cash flow for the 2007 fiscal year.

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

On July 16, 2004, we issued $75.0 million aggregate principal amount of PIK Notes to certain institutional investors in transactions exempt from registration under the Securities Act of 1933. The PIK notes accrue interest in-kind at 10% per year, compounded semi-annually, and mature on July 15, 2015. On April 21, 2006, we used approximately $90 million of the proceeds from the IPO to redeem the outstanding principal amount of the PIK notes and pay accrued interest thereon through the date of the redemption, along with a related redemption premium.

At February 25, 2007, we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants.

Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following February 25, 2007. We will be required to make scheduled principal payments of $23.0 million during the next twelve months, with $7.5 million for our senior secured term loans, $2.1 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

While we believe that we will have the necessary liquidity through our operating cash flow and revolving credit facility for the next several years to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future borrowings under the senior credit agreements in an amount sufficient to enable us to do so. In addition, the expiration of the revolving credit facility in 2010, followed by the maturities of the senior and subordinated debt in the following years, will likely require us to refinance such debt as it matures. We may not be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

On February 19, 2007, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Company’s common stock.

Dividend

On April 3, 2007, our Board of Directors declared a cash dividend in the amount of $0.075 per share of common stock payable on May 1, 2007 to stockholders of record as of April 19, 2007. This will result in a dividend distribution of approximately $6.9 million to be paid during the second quarter of fiscal 2007.

Cash Flow Analysis

The following table summarizes our changes in cash:

	Three Months Ended:
	February 25, 2007	February 26, 2006
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$4,253	$(14,056)
Investing activities	(12,836)	(5,548)
Financing activities	(5,230)	(3,312)
Effect of exchange rate changes on cash	(57)	122
Change in cash and cash equivalents	(13,870)	(22,794)
Cash and cash equivalents:
Beginning of period	45,620	36,554
End of period	$31,750	$13,760

Three Months Ended February 25, 2007 Compared With Three Months Ended February 26, 2006

Cash Flows from Operating Activities.   Our cash flow from operations increased $18.3 million to $4.3 million net cash provided for the three months ended February 25, 2007, compared to a $14.1 million net use of cash for the three months ended February 25, 2006. This change was primarily the result of changes in working capital and timing of various payments.

Cash Flows from Investing Activities.   Our cash flows used in investing activities increased approximately $7.3 million to $12.8 million net use of cash for the three months ended February 25, 2007, compared to a $5.5 million net use of cash for three months ended February 26, 2006 due to higher capital expenditures for the first three months of fiscal 2007 as compared with the prior year period. The increased capital expenditures were primarily due to the construction of our new facility in Mountain Top, PA.

Cash Flows from Financing Activities.   Our cash flow used in financing activities for the three months ended February 25, 2007 increased $1.9 million to a $5.2 million net use of cash from a net use of $3.3 million for the three months ended February 26, 2006. This increase is primarily due to a $6.9 million cash dividend paid in the first quarter of fiscal 2007 partially offset by $4.6 million related to the exercise of employee stock options in the first three months of fiscal 2007.

Income Taxes

Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. In addition, the FASB recently issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), as described in Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1, included herein. We are still assessing the potential impact of adopting this interpretation. Our tax expense includes the impact of reserve positions and changes to reserves that we consider appropriate, as well as related interest. While the Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in assessment and payment of taxes related to these positions during one year following February 25, 2007. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

Debt Covenants

Our long-term obligations contain various financial tests and covenants. Our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing our senior subordinated notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, each of which we have previously filed with the Securities and Exchange Commission.

The covenants contained in our senior secured credit facilities are based on what we refer to herein as “Adjusted EBITDA”. In the senior secured credit facilities, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such facilities. While the determination of “unusual items” is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants.

EBITDA and Adjusted EBITDA are not recognized terms under generally accepted accounting principles (“GAAP”) and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, they are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended February 25, 2007:

Three Months Ended February 25, 2007
(in thousands)
Net income	$24,634
Interest expense	15,905
Income taxes	14,411
Depreciation and amortization	7,322
EBITDA	62,272
Unusual and nonrecurring losses:
Other (various)(a)	1,547
Adjusted EBITDA	$63,819

(a)           Consists of various immaterial adjustments

The following table reconciles EBITDA to cash flow from operations:

Three Months Ended February 25, 2007
(in thousands)
EBITDA	$62,272
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(15,905)
Income taxes	(14,411)
Non-cash charges against (credits to) net income	(3,463)
Changes in operating assets & liabilities	(24,240)
Cash flow from operations	$4,253

Forward Looking Statements

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995.   When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operational results. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

•       our level of indebtedness;

•       interest rate risks;

•       future acquisitions;

•       an increase in return rates; and

•       other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on From 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management’s discussion and analysis section of our Annual Report on Form 10-K (File No. 001-08738).

Foreign Currency Exposures

Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximately $0.4 million dollar impact on our financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At February 25, 2007, we had forward contracts to sell a total of 33 million Canadian dollars with expiration dates ranging from February 28, 2007 through November 30, 2007. At February 25, 2007, the fair value of our net asset under the forward contracts was $0.2 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

Interest Rate Risk

On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument was an asset of $2.4 million at February 25, 2007 and $2.8 million at November 26, 2006.

A 10% increase or decrease in market interest rates that affect our interest rate derivative instrument would not have a material impact on our earnings during the next fiscal year.

Based on the unhedged portion of our variable rate debt outstanding at February 25, 2007, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

Commodity Price Risks

The cost of our steel innerspring and our polyurethane foam and polyethylene component parts are impacted by volatility in the price of steel and petroleum. We believe the cost of the components could remain slightly elevated above their recent historical averages throughout fiscal 2007. Through February 25, 2007, we have been able to successfully address these cost pressures through price increases announced May of 2004 and November of 2005 and through cost reduction efforts. We do not engage in commodity hedging programs

Item 4.                        Internal Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the ‘‘Evaluation Date’’). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (‘‘SEC’’) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The table below shows our repurchases of the Company’s common stock during the first quarter of fiscal 2007. These repurchases represent common stock surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company’s 1998 and 2004 Stock Option Plans. These shares were not repurchased as part of a publicly announced repurchase plan or program.

Period	Total number of shares purchased	Average price paid per share
November 27, 2006 - December 24, 2006	542,866	$15.55
December 25, 2006 - January 21, 2007	—	—
January 22, 2007 - February 25, 2007	137,863	17.40
Total	680,729	$15.92

On February 19, 2007, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100 million of our Company’s common stock. No shares were repurchased under this plan during the quarter ended February 25, 2007. Through March 30, 2007 we have has repurchased 84,900 shares of the Company’s common stock for an aggregate purchase price of $1.5 million.

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

SEALY CORPORATION
Signature	Title
/s/ DAVID J. MCILQUHAM	Chairman and Chief Executive Officer
David J. McIlquham	(Principal Executive Officer)
/s/ JEFFREY C. ACKERMAN	Executive Vice President and Chief Financial Officer
Jeffrey C. Ackerman	(Principal Accounting Officer)

Date: April 4, 2007