Form 10-Q
period 2007-05-27
SEALY CORP
filed 2007-07-10
CIK 748015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 27, 2007

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

The number of shares of the registrant’s common stock outstanding as of July 2, 2007 is approximately: 91,481,769.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

SEALY CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	May 27, 2007	May 28, 2006
Net sales	$401,828	$376,712
Cost of goods sold	229,310	208,136
Gross profit	172,518	168,576
Selling, general and administrative expenses	135,532	123,111
Expenses associated with intial public offering of common stock	—	28,510
Amortization of intangibles	830	133
Royalty income, net of royalty expense	(4,411)	(3,706)
Income from operations	40,567	20,528
Interest expense	15,229	17,893
Debt extinguishment and refinancing expenses	—	5,295
Other income, net	(134)	(379)
Income (loss) before income tax expense (benefit)	25,472	(2,281)
Income tax expense (benefit)	9,339	(2,407)
Net income	$16,133	$126
Earnings per common share—Basic	$0.18	$0.00
Earning per common share—Diluted	$0.17	$0.00
Weighted average number of common shares outstanding:
Basic	91,467	82,065
Diluted	96,146	88,440

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Six Months Ended
	May 27,	May 28,
	2007	2006
Net sales	$814,395	$772,447
Cost of goods sold	464,603	427,174
Gross profit	349,792	345,273
Selling, general and administrative expenses	262,445	246,715
Expenses associated with intial public offering of common stock	—	28,510
Amortization of intangibles	1,613	255
Royalty income, net of royalty expense	(9,703)	(7,395)
Income from operations	95,437	77,188
Interest expense	31,134	36,629
Debt extinguishment and refinancing expenses	—	5,295
Other income, net	(214)	(566)
Income before income tax expense	64,517	35,830
Income tax expense	23,750	12,445
Income before cumulative effect of change in accounting principle	40,767	23,385
Cumulative effect of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	—	287
Net income	$40,767	$23,098
Earnings per common share—Basic
Income before cumulative effect of change in accounting principle	$0.45	$0.30
Cumulative effect of a change in accounting principle	—	—
Earnings per common share—Basic	$0.45	$0.30
Earnings per common share—Diluted
Income before cumulative effect of change in accounting principle	$0.42	$0.28
Cumulative effect of a change in accounting principle	—	—
Earning per common share—Diluted	$0.42	$0.28
Weighted average number of common shares outstanding:
Basic	91,409	76,273
Diluted	96,683	82,458

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands except per share amounts)
(unaudited)

	May 27,	November 26,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,722	$45,620
Accounts receivable, net of allowances for bad debts, cash discounts and returns	207,999	193,838
Inventories	71,210	66,126
Assets held for sale	—	2,338
Prepaid expenses and other current assets	27,871	24,710
Deferred income taxes	13,355	12,627
	342,157	345,259
Property, plant and equipment—at cost	425,158	397,167
Less accumulated depreciation	(191,078)	(178,957)
	234,080	218,210
Other assets:
Goodwill	390,534	388,204
Other intangibles, net of accumulated amortization	11,818	13,026
Debt issuance costs, net, and other assets	38,372	38,033
	440,724	439,263
	$1,016,961	$1,002,732
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion—long-term obligations	$26,830	$18,282
Accounts payable	126,672	118,885
Accrued incentives and advertising	37,153	40,578
Accrued compensation	31,362	35,484
Accrued interest	19,450	17,286
Other accrued expenses	51,227	57,669
	292,694	288,184
Long-term obligations, net of current portion	797,570	814,236
Other noncurrent liabilities	43,646	42,688
Deferred income taxes	10,960	10,199
Common stock and options subject to redemption	16,671	20,263
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized shares: 2007 and 2006—200,000 Issued and outstanding: 2007—91,373; 2006—90,983 (including shares classified above as subject to redemption: 2007—399; 2006—424)	908	904
Additional paid-in capital	662,694	664,609
Accumulated deficit	(819,101)	(846,144)
Accumulated other comprehensive income	10,919	7,793
	(144,580)	(172,838)
	$1,016,961	$1,002,732

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Condensed Consolidated Statement of Stockholders’ Deficit
(in thousands)
(unaudited)

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Accumulated	Comprehensive
	Income	Shares	Amount	Capital	Deficit	Income	Total
Balance at November 26, 2006	$—	90,983	$904	$664,609	$(846,144)	$7,793	$(172,838)
Net income	40,767				40,767		40,767
Foreign currency translation adjustment	3,740					3,740	3,740
Excess of additional pension liability over unrecognized prior service cost, net of tax of $55	(82)					(82)	(82)
Change in fair value of cash flow hedge, net of tax of $295	(532)					(532)	(532)
Stock-based compensation:
Compensation associated with stock option grants				1,058			1,058
Directors’ deferred stock compensation				213			213
Cash dividend					(13,724)		(13,724)
Repurchase of common stock		(317)	(3)	(5,373)			(5,376)
Exercise of stock options		707	7	(7,333)			(7,326)
Excess tax benefit on options exercised				5,879			5,879
Adjustment of temporary equity subject to redemption				3,591			3,591
Other				50			50
Balance at May 27, 2007	$43,893	91,373	$908	$662,694	$(819,101)	$10,919	$(144,580)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	May 27, 2007	May 28, 2006
Cash flows from operating activities:
Net income	$40,767	$23,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,183	10,994
Deferred income taxes	220	975
Non-cash interest expense:
Senior Subordinated PIK Notes	—	3,348
Amortization of debt issuance costs and other	1,471	756
Stock-based compensation	1,774	2,074
Excess tax benefits from share-based payment arrangements	(5,879)	(1,760)
(Gain) loss on sale of assets	(2,404)	564
Write-off of debt issuance costs related to debt extinguishments	—	1,725
Cumulative effect of accounting change	—	287
Other, net	(940)	(177)
Changes in operating assets and liabilities:
Accounts receivable	(11,199)	(8,682)
Inventories	(4,221)	(7,686)
Prepaid expenses and other current assets	(3,979)	(6,644)
Accounts payable	6,233	(12,114)
Accrued expenses	(14,356)	(27,380)
Other liabilities	(208)	778
Net cash provided by (used in) operating activities	22,462	(19,844)
Cash flows from investing activities:
Purchase of property, plant and equipment	(22,404)	(16,047)
Proceeds from sale of property, plant and equipment	4,938	464
Net cash used in investing activities	(17,466)	(15,583)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24,489	—	295,511
Cash dividends	(13,724)	(125,000)
Repayments of long-term obligations, including premims paid of $2,703 in 2006	(10,000)	(139,317)
Borrowings under revolving credit facilities	20,207	108,718
Repayments under revolving credit facilities	(25,517)	(121,576)
Repurchase of common stock	(5,376)	—
Exercise of employee stock options, including related excess tax benefits	5,900	1,814
Other	19	2,594
Net cash (used in) provided by financing activities	(28,491)	22,744
Effect of exchange rate changes on cash	(403)	336
Change in cash and cash equivalents	(23,898)	(12,347)
Cash and cash equivalents:
Beginning of period	45,620	36,554
End of period	$21,722	$24,207

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

On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) whereby KKR acquired 92% of the Company’s capital stock. Certain of the Company’s previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company’s stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the “Notes”) issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the Notes. At May 27, 2007, KKR controlled approximately 51% of the issued and outstanding common stock of the Company.

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

During the three and six months ended May 27, 2007, the Company granted new options to purchase 17,821 and 450,282 shares, respectively, of common stock, and recognized compensation expense associated with these grants of approximately $0.3 million and $0.5 million during the three and six months ended May 27, 2007, respectively. During the three months ended May 28, 2006, the Company granted new options to purchase 1,781,160 shares of common stock and recognized compensation expense associated with these grants of approximately $0.6 million. No new stock options were granted, nor were outstanding options modified during the first quarter of fiscal 2006. The options granted during the second quarter of fiscal 2007 had a weighted average grant-date fair value of $5.06 per option. The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Expected volatility	30%
Expected dividend yield	1.76 - 2.03%
Expected term (in years)	6.71 - 7.88
Risk-free rate	4.54% - 4.72%

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

As of May 27, 2007, the Company had approximately $7.2 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 5.7 years.

During the three and six months ended May 27, 2007 and May 28, 2006, the Company recognized total non-cash compensation expense associated with stock options of $0.7 million and $1.1 million, respectively, for fiscal 2007 and $1.0 million and $1.0 million, respectively, for fiscal 2006.

During the three and six months ended May 27, 2007 and May 28, 2006, the Company recognized expense of $0.4 million and $0.5 million, respectively, for fiscal 2007 and $0.6 million and $0.9 million, respectively, for fiscal 2006, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company’s common stock.

Note 4: Inventories

The major components of inventories were as follows (in thousands):

	May 27,	November 26,
	2007	2006
Raw materials	$37,463	$35,041
Work in process	21,431	19,594
Finished goods	12,316	11,491
	$71,210	$66,126

Note 5: Warranty Costs

The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products, a 20-year warranty on its TrueForm product line and a 20-year limited warranty on its RightTouch product line that covers only certain parts of the product and is prorated for part of the twenty years. In fiscal 2007, the Company amended its warranty policy on Sealy-branded promotional bedding to three years for the new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the Company’s accrued warranty obligations for each of the six months ended May 27, 2007 and May 28, 2006 and the year ended November 26, 2006 was as follows (in thousands):

	May 27,	November 26,	May 28,
	2007	2006	2006
Accrued warranty obligations at beginning of period	$15,349	$14,321	$14,321
Warranty claims	(7,778)	(15,832)	(8,426)
Warranty provisions	6,415	16,860	8,543
Accrued warranty obligations at end of period	$13,986	$15,349	$14,438

Warranty claims for the year ended November 26, 2006 include approximately $10.5 million for claims associated with products sold prior to November 27, 2005 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $3.3 million, $5.5 million and $2.8 million for the three months ended May 27, 2007, the year ended November 26, 2006 and the three months ended May 28, 2006, respectively.

Note 6: Assets Held for Sale

The Company had assets held for sale totaling $2.3 million at November 26, 2006. These assets were sold in March 2007. A pretax gain on sale of the facility of approximately $2.6 million was recorded in the second quarter of fiscal 2007 as a reduction of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 7: Assets Constructed on Behalf of the Company

The Company has engaged third parties to construct production facilities to be leased by the Company. Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of these production facilities. Accordingly, in the first quarter of fiscal 2007, the Company recorded an additional $5.2 million in property, plant and equipment with an offsetting financing obligation in the Condensed Consolidated Balance Sheets for a facility that was placed in service in February 2007. During the lease terms, the Company recognizes building depreciation and interest expense for the obligations.

Note 8: Goodwill and Other Intangible Assets

The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

The changes in the carrying amount of goodwill for the six months ended May 27, 2007 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of November 26, 2006	$362,675	$25,529	$388,204
Increase due to foreign currency translation	1,648	682	2,330
Balance as of May 27, 2007	$364,323	$26,211	$390,534

Total other intangibles of $11.8 million (net of accumulated amortization of $9.3 million) as of May 27, 2007 consist primarily of licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and unamortized pension prior service costs of $1.9 million.

Note 9: Long-Term Obligations

Long-term obligations as of May 27, 2007 and November 26, 2006 consisted of the following:

	May 27, 2007	November 26, 2006
	(in thousands)
Senior revolving credit facility	$8,801	$14,090
Senior secured term loans	405,000	415,000
Senior subordinated notes	342,000	342,000
Financing obligations	42,131	37,535
Other	26,468	23,893
	824,400	832,518
Less current portion	(26,830)	(18,282)
	$797,570	$814,236

The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At May 27, 2007, amounts outstanding under the senior revolving credit facility were $8.8 million under the Canadian portion of the facility. At May 27, 2007, the Company had approximately $84.7 million available under the revolving credit facility after taking into account letters of credit issued totaling $31.5 million.

Annually, the Company may be required to make principal prepayments depending on certain financial ratios, as defined in its senior secured credit agreement. At May 27, 2007, the Company is unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2008 with respect to excess cash flow for the 2007 fiscal year.

At May 27, 2007 the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the senior subordinated notes. The senior credit agreements and the senior subordinated notes restrict the Company’s ability to pay dividends.

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

In June 2004, the Company entered into a swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company’s senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Effective August 25, 2006, the Company de-designated $13 million of the interest rate swap for hedge accounting due to an amendment of the senior secured term loan agreement. As a result of the dedesignation, $0.2 million previously recorded in accumulated other comprehensive income was recorded as a reduction of interest expense. The effective portion of changes in the market value of $137 million of the swap is recorded in other comprehensive income and will be amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and six months ended May 27, 2007 and May 28, 2006, $0.6 million and $1.2 million, respectively, for fiscal 2007 and $0.4 million and $0.7 million, respectively, for fiscal 2006 were recorded as reductions of interest expense. At May 27, 2007 and November 26, 2006, the fair value carrying amount of the instrument was recorded as follows:

	May 27, 2007	November 26, 2006
	(in thousands)
Accrued interest receivable	$592	$607
Other current assets	1,254	2,160
Total net asset	$1,846	$2,767

At May 27, 2007 and November 26, 2006, accumulated other comprehensive income associated with the interest rate swap was $0.7 million and $1.2 million, respectively, net of income tax effects.

The Company had also entered into two interest rate swap agreements associated with debt that no longer exists. Although the related debt was repaid, the swaps remained in effect until their expiration in December 2006. Because the first swap converted a portion of floating rate debt to a fixed rate and the subsequent swap effectively reestablished a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings was largely off-setting. Changes in the fair market value of these swaps were recorded in interest expense. At November 26, 2006, the fair value carrying amount of these instruments was a current liability of $0.1 million.

On June 15, 2007 the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from charges in the benchmark interest rate. To retain the designation of this swap as a hedging instrument, the Company will have to select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward and option contracts. The Company does not designate its foreign currency forward and option contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At May 27, 2007, the

Company had forward contracts to sell a total of 27 million Canadian dollars with expiration dates ranging from May 31, 2007 through November 30, 2007. At May 27, 2007 and November 26, 2006, the fair value of the Company’s net receivable under the forward contracts was a liability of $1.5 million and an asset of $0.1 million, respectively. For the three and six months ended May 27, 2007, recognized foreign currency transaction losses were $1.5 million and $1.3 million, respectively, compared with gains of $0.2 million and $0.2 million for the three and six months ended May 28, 2006, respectively.

Note 11: Other Income, Net

Other income, net, includes interest income for the three and six months ended May 27, 2007 and May 28, 2006 of $0.1 million and $0.2 million, respectively, for fiscal 2007 and $0.4 million and $0.6 million, respectively, for fiscal 2006.

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

In addition to the above obligations, the Company also owns certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. In the fourth quarter of fiscal 2006, the Company recognized an asset retirement obligation of $0.1 million to remove asbestos at a facility that was renovated in the second quarter of fiscal 2007. The Company has not recognized asset retirement obligations in its financial statements for asbestos at other facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

Note 13: Defined Benefit Pension Expense

The components of net periodic pension cost recognized for the Company’s defined benefit pension plan for the three and six months ended May 27, 2007 and May 28, 2006 are as follows:

	Three months ended		Six Months Ended
	May 27, 2007	May 28, 2006	May 27, 2007	May 28, 2006
	(in thousands)		(in thousands)
Service cost	$177	$145	$324	$295
Interest cost	245	195	452	414
Expected return on plan assets	(268)	(216)	(486)	(437)
Amortization of unrecognized gains and losses	38	(7)	68	60
Amortization of unrecognized transition asset	(22)	(22)	(44)	(44)
Amortization of unrecognized prior service cost	56	48	106	99
Net periodic pension cost*	$226	$143	$420	$387
Cash contributions	$444	$425	$589	$699

*                    Net periodic pension cost recognized for the three and six months ended May 27, 2007 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2007. Similarly, net periodic pension cost for the three and six months ended May 28, 2006 is based upon preliminary estimates.

The Company expects to make additional cash contributions to the plan of approximately $1.1 million during the remainder of fiscal 2007.

Note 14: Income Taxes

The Company’s effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and six months ended May 27, 2007 was approximately 36.7 % and 36.8%, respectively, compared to 105.5% and 34.7%, respectively, for the three and six months ended May 28, 2006.

Significant judgment is required in evaluating the Company’s federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company’s belief that its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. In addition the Company is still assessing the potential impact of FIN 48 (Note 2). The Company’s tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest and penalties. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company believes that such audits will not result in an assessment or payment of taxes related to these positions during the one year following May 27, 2007. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15: Comprehensive Income

Comprehensive income for the three and six months ended May 27, 2007 was $20.2 million and $43.9 million, respectively, and for the three and six months ended May 28, 2006 was $3.6 million and $27.7 million, respectively.

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

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve for $2.3 million ($2.9 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and the Company’s liability, if any, cannot be reasonably estimated at this time, no amounts have been accrued related to this matter.

The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company has identified cadmium in the ground water at the site and intends to address that during fiscal 2007. The Company has recorded a reserve of approximately $1.1 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

On October 12, 2006, the Canadian government passed legislation providing for tariff refunds on certain purchases of wood made by the Company from 2002 through 2005. During the second quarter of fiscal 2007, certain factors on which the refund was contingent were resolved; thus, the Company recorded $2.5 million as refunds in the second quarter of fiscal 2007 as a reduction of costs of goods sold on the Condensed Consolidated Statements of Operations.

Note 17: Related Party Transactions

The Company used $11.0 million of IPO proceeds received in the second quarter of fiscal 2006 to pay KKR a termination fee to end the Management Services Agreement between the Company and KKR. As a result these fees are no longer being paid starting in April 2006. During the three and six months ended May 28, 2006, the Company paid management fees of $0.3 million and $0.8 million, respectively, to KKR.

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

Sales outside the United States for the three and six months ended May 27, 2007 and May 28, 2006 were $98.7 million and $194.5 million, respectively, for fiscal 2007 and $85.2 million and $166.4 million, respectively, for fiscal 2006. Sales from Europe to the Americas for the three and six months ended May 27, 2007 and May 28, 2006 were $4.2 million and $6.6 million, respectively, for fiscal 2007 and $1.6 million and $6.1 million, respectively, for fiscal 2006. Long lived assets (principally property, plant and equipment) outside the United States were $58.8 million and $57.6 million as of May 27, 2007 and November 26, 2006, respectively.

	Three Months Ended		Six Months Ended
	May 27, 2007	May 28, 2006	May 27, 2007	May 28, 2006
	(in thousands)		(in thousands)
Net sales to external customers:
Americas	$367,334	$348,372	$747,896	$720,039
Europe	34,494	28,340	66,499	52,408
	401,828	376,712	814,395	772,447
Capital expenditures:
Americas	9,234	9,133	21,004	12,717
Europe	257	1,337	1,400	3,330
	9,491	10,470	22,404	16,047
EBITDA:
Americas	46,936	19,630	108,976	82,164
Europe	1,538	1,772	2,255	3,230
Inter-segment eliminations	88	(496)	(397)	(1,941)
	48,562	20,906	110,834	83,453
Reconciliation of EBITDA to net income:
EBITDA from segments	48,562	20,906	110,834	83,453
Interest	15,229	17,893	31,134	36,629
Income taxes	9,339	(2,407)	23,750	12,445
Depreciation and amortization	7,861	5,294	15,183	10,994
Cumulative effect of change in acconting principle	—	—	—	287
Net Income	$16,133	$126	$40,767	$23,098

	May 27, 2007	November 26, 2006
	(in thousands)
Total assets:
Americas	$904,551	$894,628
Europe	113,254	109,345
Intersegment eliminations	(844)	(1,241)
	$1,016,961	$1,002,732

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

The Company has corrected certain errors in the presentation of net investment in subsidiaries, due from (to) affiliates, stockholders’ deficit, income from equity investees, capital charge and intercompany interest allocation, income taxes, and net income line items for Sealy Mattress Corporation, the Combined Guarantor Subsidiaries and the Combined Non-Guarantor Subsidiaries from amounts previously reported. The nature of the errors related principally to eliminations of intercompany transactions within certain of the consolidating columns in the Supplemental Condensed Consolidating Balance Sheet as well as the Supplemental Condensed Consolidating Statements of Operations and Cash Flows. Specifically, an intercompany dividend from the Combined Non-Guarantor Subsidiaries to the Combined Guarantor Subsidiaries in fiscal 2005 was improperly eliminated, an amount allocated from Sealy Mattress Corporation to the Combined Guarantor Subsidiaries in fiscal 2005 was not properly reflected on the Supplemental Condensed Consolidating Balance Sheet, and an allocation of capital charges from Sealy Mattress Company to the Combined Guarantor Subsidiaries in fiscal 2006 was incorrect, all as the result of clerical errors. These corrections are limited to intercompany, investment and subsidiary equity consolidating amounts within this Note 19, and do not affect the Condensed Consolidated Financial Statements of the Company. The Company has also shown separately the net investment in subsidiaries and the due from (to) affiliates on the Condensed Consolidating Balance Sheets. The following schedules present the specific line item amounts that have changed as a result of the separation of the intercompany line items and corrections (in thousands):

Supplemental Condensed Consolidating Balance Sheets as of November 26, 2006

			Sealy	Combined	Combined
	Sealy	Sealy Mattress	Mattress	Guarantor	Non-Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Net investment in subsidiaries	(229,646)	194,817	340,427	14,068	—	(319,666)	—
Due from (to) affiliates	77,632	(424,463)	567,356	(176,693)	(43,982)	150	—
Stockholders’ deficit	(172,838)	(229,646)	194,817	290,734	65,032	(320,937)	(172,838)
As Corrected:
Net investment in subsidiaries	(229,646)	186,057	329,602	14,068	—	(300,081)	—
Due from (to) affiliates	77,632	(415,703)	569,421	(137,551)	(93,949)	150	—
Stockholders’ (deficit) equity	(172,838)	(229,646)	186,057	329,876	15,065	(301,352)	(172,838)

Supplemental Condensed Consolidating Statements of Operations for the year ended November 26, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Loss (income) from equity investees	(78,417)	(78,756)	(80,805)	—	—	237,978	—
Capital charge and intercompany interest allocation	—	—	(47,028)	40,765	6,263	—	—
Income tax expense (benefit)	(2,364)	(194)	(1,381)	29,428	12,236	(149)	37,576
Net income (loss)	73,967	78,417	78,756	81,026	21,922	(260,121)	73,967
As Corrected:
Loss (income) from equity investees	(78,417)	(78,756)	(78,737)	—	—	235,910	—
Capital charge and intercompany interest allocation	—	—	(50,535)	44,272	6,263	—	—
Income tax expense (benefit)	(2,364)	(194)	58	27,989	12,236	(149)	37,576
Net income (loss)	73,967	78,417	78,756	78,958	21,922	(258,053)	73,967

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended, November 26, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Net cash provided by operating activities	—	—	4,816	33,054	20,355	—	58,225
Net activity in investment in and advances to (from) subsidiaries and affiliates	(69,211)	—	79,265	5,224	(15,278)	—	—
Net cash provided by (used in) investing activities	(69,211)	—	78,804	(17,746)	(22,184)	—	(30,337)
As Corrected:
Net cash provided by operating activities	—	—	6,882	30,879	20,464	—	58,225
Net activity in investment in and advances to (from) subsidiaries and affiliates	(69,211)	—	77,199	7,399	(15,387)	—	—
Net cash provided by (used in) investing activities	(69,211)	—	76,738	(15,571)	(22,293)	—	(30,337)

The following supplemental condensed consolidating financial statements present:

1.                Condensed consolidating balance sheets as of May 27, 2007 and November 26, 2006 and condensed consolidating statements of operations for the three and six months ended May 27, 2007 and May 28, 2006, and condensed consolidating statements of cash flows for the six months ended May 27, 2007 and May 28, 2006.

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

SEALY CORPORATION
Supplemental Condensed Consolidating Balance Sheets
May 27, 2007
(in thousands)

					Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10	$—	$1	$12,136	$9,575	$—	$21,722
Accounts receivable, net	30	—	598	122,966	84,405	—	207,999
Inventories	—	—	1,494	45,532	25,269	(1,085)	71,210
Assets held for sale	—	—	—	—	—	—	—
Prepaid expenses, deferred income taxes and other current assets	1,017	—	1,290	35,733	3,186	—	41,226
	1,057	—	3,383	216,367	122,435	(1,085)	342,157
Property, plant and equipment, at cost	—	—	8,599	329,402	87,157	—	425,158
Less accumulated depreciation	—	—	(3,682)	(155,259)	(32,137)	—	(191,078)
	—	—	4,917	174,143	55,020	—	234,080
Other assets:
Goodwill	—	—	24,741	304,773	61,020	—	390,534
Other intangibles, net	7,547	—	—	4,267	4	—	11,818
Net investment in subsidiaries	(185,897)	229,992	367,265	27,990	—	(439,350)	—
Due from (to) affiliates	59,615	(415,889)	566,251	(119,345)	(90,804)	172	—
Debt issuance costs, net and other assets	—	—	13,866	21,894	2,612	—	38,372
	(118,735)	(185,897)	972,123	239,579	(27,168)	(439,178)	440,724
Total assets	$(117,678)	$(185,897)	$980,423	$630,089	$150,287	$(440,263)	$1,016,961
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$9,107	$2,925	$14,798	$—	$26,830
Accounts payable	—	—	278	74,108	52,286	—	126,672
Accrued customer incentives and advertising	—	—	—	32,331	4,822	—	37,153
Accrued compensation	—	—	422	21,649	9,291	—	31,362
Accrued interest	60	—	1,212	17,968	210	—	19,450
Other accrued expenses	2,897	—	394	41,803	6,133	—	51,227
	2,957	—	11,413	190,784	87,540	—	292,694
Long-term obligations	—	—	737,893	41,740	17,937	—	797,570
Other noncurrent liabilities	7,107	—	—	26,207	10,332	—	43,646
Deferred income taxes	167	—	1,125	3,910	5,758	—	10,960
Common stock and options subject to redemption	16,671	—	—	—	—	—	16,671
Stockholders’ deficit	(144,580)	(185,897)	229,992	367,448	28,720	(440,263)	(144,580)
Total liabilities and stockholders’ deficit	$(117,678)	$(185,897)	$980,423	$630,089	$150,287	$(440,263)	$1,016,961

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

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Three Months Ended May 27, 2007
(in thousands)

			Sealy	Combined	Combined
	Sealy	Sealy Mattress	Mattress	Guarantor	Non-Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$19,687	$291,962	$100,687	$(10,508)	$401,828
Cost and expenses:
Cost of goods sold	—	—	11,299	163,988	64,367	(10,344)	229,310
Selling, general and administrative	57	—	1,875	107,084	26,516	—	135,532
Amortization of intangibles	728	—	—	71	31	—	830
Royalty (income) expense, net	(838)	—	—	(4,410)	837	—	(4,411)
Income from operations	53	—	6,513	25,229	8,936	(164)	40,567
Interest expense	91	153	14,252	158	575	—	15,229
Other income, net	—	—	—	(45)	(89)	—	(134)
Loss (income) from equity investees	(16,155)	(16,252)	(12,725)	—	—	45,132	—
Loss (income) from non-guarantor equity investees	—	—	—	(4,618)	—	4,618	—
Capital charge and intercompany interest allocation	—	—	(13,301)	12,353	948	—	—
Income (loss) before income taxes	16,117	16,099	18,287	17,381	7,502	(49,914)	25,472
Income tax expense (benefit)	(16)	(56)	2,035	4,608	2,796	(28)	9,339
Net income (loss)	$16,133	$16,155	$16,252	$12,773	$4,706	$(49,886)	$16,133

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Three Months Ended May 28, 2006
(in thousands)

			Sealy	Combined	Combined
	Sealy	Sealy Mattress	Mattress	Guarantor	Non-Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$16,393	$284,793	$88,974	$(13,448)	$376,712
Costs and expenses:
Cost of goods sold	—	—	9,636	154,874	54,300	(10,674)	208,136
Selling, general and administrative	(3)	—	1,542	98,678	22,894	—	123,111
Expenses asscoiated with IPO	—	—	—	27,958	552	—	28,510
Amortization of intangibles	—	—	—	72	61	—	133
Royalty (income) expense, net	—	—	—	(4,256)	550	—	(3,706)
Income from operations	3	—	5,215	7,467	10,617	(2,774)	20,528
Interest expense	1,240	131	16,252	(121)	391	—	17,893
Other (income) expense, net	1,160	—	4,135	(256)	(123)	—	4,916
Loss (income) from equity investees	(1,401)	(1,473)	(1,477)	—	—	4,351	—
Loss (income) from nonguarantor equity investees	—	—	—	(5,376)	—	5,376	—
Capital charge and intercompany interest allocation	—	—	(15,403)	14,460	943	—	—
Income (loss) before income taxes	(996)	1,342	1,708	(1,240)	9,406	(12,501)	(2,281)
Income tax expense (benefit)	(1,122)	(59)	235	(3,113)	1,945	(293)	(2,407)
Net income (loss)	$126	$1,401	$1,473	$1,873	$7,461	$(12,208)	$126

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Six Months Ended May 27, 2007
(in thousands)

					Combined
			Sealy	Combined	Non-
	Sealy	Sealy Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$39,157	$598,481	$196,386	$(19,629)	$814,395
Cost and expenses:
Cost of goods sold	—	—	22,772	336,889	124,906	(19,964)	464,603
Selling, general and administrative	121	—	3,792	207,935	50,597	—	262,445
Amortization of intangibles	1,438	—	—	144	31	—	1,613
Royalty (income) expense, net	(1,962)	—	—	(9,319)	1,578	—	(9,703)
Income from operations	403	—	12,593	62,832	19,274	335	95,437
Interest expense	186	296	28,747	307	1,598	—	31,134
Other income, net	(8)	—	—	(46)	(160)	—	(214)
Loss (income) from equity investees	(40,625)	(40,811)	(34,057)	—	—	115,493	—
Loss (income) from non-guarantor equity investees	—	—	—	(10,314)	—	10,314	—
Capital charge and intercompany interest allocation	—	—	(26,880)	24,800	2,080	—	—
Income (loss) before income taxes	40,850	40,515	44,783	48,085	15,756	(125,472)	64,517
Income tax expense (benefit)	83	(110)	3,972	13,989	5,839	(23)	23,750
Net income (loss)	$40,767	$40,625	$40,811	$34,096	$9,917	$(125,449)	$40,767

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Six Months Ended May 28, 2006
(in thousands)

					Combined
				Combined	Non-
	Sealy	Sealy Mattress	Sealy Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$32,100	$589,450	$167,420	$(16,523)	$772,447
Costs and expenses:
Cost of goods sold	—	—	19,046	319,796	102,081	(13,749)	427,174
Selling, general and administrative	(3)	—	3,092	199,235	44,391	—	246,715
Expenses asscoiated with IPO	—	—	—	27,958	552	—	28,510
Amortization of intangibles	—	—	—	144	111	—	255
Royalty (income) expense, net	—	—	—	(8,472)	1,077	—	(7,395)
Income from operations	3	—	9,962	50,789	19,208	(2,774)	77,188
Interest expense	3,360	251	32,328	(203)	893	—	36,629
Other (income) expense, net	1,160	—	4,135	(275)	(291)	—	4,729
Loss (income) from equity investees	(25,699)	(25,844)	(23,464)	—	—	75,007	—
Loss (income) from nonguarantor equity investees	—	—	—	(9,639)	—	9,639	—
Capital charge and intercompany interest allocation	—	—	(30,635)	28,677	1,958	—	—
Income (loss) before income taxes and cumulative effect	21,182	25,593	27,598	32,229	16,648	(87,420)	35,830
Income tax expense (benefit)	(1,916)	(106)	1,754	8,082	4,924	(293)	12,445
Income (loss) before cumulative effect	23,098	25,699	25,844	24,147	11,724	(87,127)	23,385
Cumulative effect of change in accounting principle	—	—	—	287	—	—	287
Net income (loss)	$23,098	$25,699	$25,844	$23,860	$11,724	$(87,127)	$23,098

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended May 27, 2007
(in thousands)

					Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$8,407	$2,547	$11,508	$—	$22,462
Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(1,627)	(19,017)	(1,760)	—	(22,404)
Proceeds from the sale of property, plant, and equipment	—	—	—	4,913	25	—	4,938
Net activity in investment in and advances from (to) subsidiaries and affiliates	12,226	—	3,220	(10,864)	(4,582)	—	—
Net cash provided by (used in) investing activities	12,226	—	1,593	(24,968)	(6,317)	—	(17,466)
Cash flows from financing activities:
Dividend	(13,724)	—	—	—	—	—	(13,724)
Equity received upon exercise of stock including related excess tax benefits	5,900	—	—	—	—	—	5,900
Repurchase of common stock	(5,376)	—	—	—	—	—	(5,376)
Repayments of long-term obligations	—	—	(10,000)	—	—	—	(10,000)
Borrowings under revolving credit facilities	—	—	—	—	20,207	—	20,207
Repayments on revolving credit facilities	—	—	—	—	(25,517)	—	(25,517)
Other	50	—	—	(1,625)	1,594	—	19
Net cash used in financing activities	(13,150)	—	(10,000)	(1,625)	(3,716)	—	(28,491)
Effect of exchange rate changes on cash	—	—	—	—	(403)	—	(403)
Change in cash and cash equivalents	(924)	—	—	(24,046)	1,072	—	(23,898)
Cash and cash equivalents:
Beginning of period	934	—	1	36,182	8,503	—	45,620
End of period	$10	$—	$1	$12,136	$9,575	$—	$21,722

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended May 28, 2006
(in thousands)

		Sealy	Sealy	Combined	Combined Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$5,110	$(32,089)	$7,135	$—	$(19,844)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(166)	(11,438)	(4,443)	—	(16,047)
Proceeds from the sale of property, plant, and equipment	—	—	—	439	25	—	464
Net activity in investment in and advances to (from) subsidiaries and affiliates	(82,875)	—	45,260	31,369	6,246	—	—
Net cash provided by (used in) investing activities	(82,875)	—	45,094	20,370	1,828	—	(15,583)
Cash flows from financing activities:
Proceeds from issuance of common stock	295,511	—	—	—	—	—	295,511
Dividend	(125,000)	—	—	—	—	—	(125,000)
Repyament of existing long- term debt	(89,114)	—	(50,203)	—	—	—	(139,317)
Equity received upon exercise of stock including related excess tax benefits	1,814	—	—	—	—	—	1,814
Borrowings under revolving credit facilities	—	—	104,700	—	4,018	—	108,718
Repayments under revolving credit facilities	—	—	(104,700)	—	(16,876)	—	(121,576)
Other	—	—	—	979	1,615	—	2,594
Net cash provided by (used in) financing activities	83,211	—	(50,203)	979	(11,243)	0	22,744
Effect of exchange rate changes on cash	—	—	—	—	336	—	336
Change in cash and cash equivalents	336	—	1	(10,740)	(1,944)	—	(12,347)
Cash and cash equivalents:
Beginning of period	—	—	1	25,387	11,166	—	36,554
End of period	$336	$—	$2	$14,647	$9,222	$—	$24,207

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

In the first quarter of fiscal 2007, we introduced a new line of Stearns & Foster branded mattresses and boxsprings that incorporates the features we determined were the most desired by the consumer during our intensive market and consumer research. In the second quarter of fiscal 2007, we introduced a new line of Posturepedic Reserve branded mattresses and boxsprings. We expect that these launches will be completed in the third quarter of fiscal 2007. In addition, we introduced new Sealy-branded products that are compliant with the new Federal flame retardant standards which became effective July 1, 2007. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to the new product lines.

Our industry continues to be challenged by the volatility in the price of petroleum and steel products, which affects the cost of our polyurethane foam, polyester and rayon fibers, polyethylene foam and steel innerspring component parts. During fiscal 2006 and into the first half of fiscal 2007, the cost of these components has continued to remain elevated above their recent historical averages, and we expect these costs to continue at or above current levels over the remainder of fiscal 2007.

RESULTS OF OPERATIONS

Tabular Information—Current Fiscal Quarter

The following table sets forth our summarized results of operations for the three months ended May 27, 2007 and May 28, 2006, expressed in thousands of dollars as well as a percentage of each period’s net sales:

	For the three months ended:
	May 27, 2007		May 28, 2006
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$401,828	100.0%	$376,712	100.0%
Cost of goods sold	229,310	57.1	208,136	55.3
Gross profit	172,518	42.9	168,576	44.7
Selling, general and administrative expenses	135,532	33.7	123,111	32.7
Expenses associated with IPO	—	—	28,510	7.6
Amortization of intangibles	830	0.2	133	—
Royalty income, net of royalty expense	(4,411)	(1.1)	(3,706)	(1.0)
Income from operations	40,567	10.1	20,528	5.4
Interest expense	15,229	3.8	17,893	4.7
Debt extinguishment and refinancing	—	—	5,295	1.4
Other income, net	(134)	—	(379)	(0.1)
Income (loss) before income taxes	25,472	6.3	(2,281)	(0.6)
Income tax expense (benefit)	9,339	2.3	(2,407)	(0.6)
Net income	$16,133	4.0%	$126	0.0%
Effective tax rate	36.7%		105.5%

The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Three Months Ended:
	May 27,	May 28,
	2007	2006
US Domestic	75.4%	77.4%
International:
Canada	10.1	10.0
Europe	8.6	7.5
Other	5.9	5.1
Total	100.0%	100.0%

The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Three Months Ended
	May 27,		May 28,
	2007		2006
		(percentage		(percentage
	(in thousands)	of net sales)	(in thousands)	of net sales)
Total Domestic (US Dollars):
Net sales	$303,172	100.0%	$291,487	100.0%
Cost of goods sold	167,666	55.3	156,334	53.6
Gross profit	135,506	44.7	135,153	46.4
Total International (US Dollars):
Net sales	98,656	100.0	85,225	100.0
Cost of goods sold	61,644	62.5	51,802	60.8
Gross profit	37,012	37.5	33,423	39.2
Canada:
US Dollars:
Net sales	40,552	100.0	37,765	100.0
Cost of goods sold	23,432	57.8	20,850	55.2
Gross profit	17,120	42.2	16,915	44.8
Canadian Dollars:
Net sales	45,824	100.0	43,127	100.0
Cost of goods sold	26,485	57.8	23,829	55.3
Gross profit	19,339	42.2	19,298	44.7
Europe:
US Dollars:
Net sales	34,494	100.0	28,340	100.0
Cost of goods sold	24,764	71.8	19,720	69.6
Gross profit	9,730	28.2	8,620	30.4
Euros:
Net sales	25,758	100.0	23,180	100.0
Cost of goods sold	18,488	71.8	16,100	69.5
Gross profit	7,270	28.2	7,080	30.5
Other International (US Dollars):
Net sales	23,610	100.0	19,120	100.0
Cost of goods sold	13,448	57.0	11,232	58.7
Gross profit	$10,162	43.0%	$7,888	41.3%

Quarter Ended May 27, 2007 compared with Quarter Ended May 28, 2006

Net Sales.   Our net sales for the quarter ended May 27, 2007, were $401.8 million, an increase of $25.1 million, or 6.7% from the quarter ended May 28, 2006. Total domestic net sales were $303.2 million for the second quarter of fiscal 2007, an increase of 4.0% over the second quarter of fiscal 2006. The domestic net sales increase of $11.7 million was attributable to a 7.9% increase in volume partially offset by a 3.6% decrease in average unit selling price. The increase in volume is primarily attributable to the strong performance of our promotional products such as our 125th Anniversary beds as well as our specialty bedding products, which grew approximately 69% over the comparable prior year period, and early sales of the new Stearns & Foster line. The decrease in average unit selling price is primarily due to strategic pricing actions taken in the fiscal first quarter of 2007 on selected products such as the Stearns & Foster and

TrueForm lines and higher volumes of lower priced mattress sales. Total international sales increased $13.4 million, or 15.8%. Excluding the effect of currency fluctuations, international sales increased 11.3%. This represents a 47.3% increase in unit volume, partially offset by a decrease in average unit selling price. In Canada, local currency sales gains of 6.3% translated into gains of 7.4%  in US dollars. Local currency gains in Canada were driven by an 11.7% increase in volume, which were partially offset by a 4.9% decline in average unit selling price. The changes in volume and average unit selling price were a result of selective pricing actions and increased promotional product sales. In our European market, local currency sales gains of 11.1% translated into gains of 21.7% in US dollars. Local currency gains in Europe were driven by an 83.1% increase in volume, partially offset by a 39.3% decrease in average unit selling price. Increased sales of OEM latex bed cores, which have lower prices, drove the unit growth and the decrease in average unit selling price. Local currency finished goods sales in Europe increased 2.5%.   Elsewhere, we experienced sales gains in our Mexico, Argentina and Brazil markets.

Gross Profit.   Our gross profit for the quarter was $172.5 million, an increase of $3.9 million over the comparable prior year period. As a percentage of net sales, gross profit decreased 1.8 percentage points to 42.9%. This was due to a decrease in gross profit margins in both the domestic and international operations. Domestic gross profit increased $0.4 million to $135.5 million, which, as a percentage of sales, represented a decrease of 1.7 percentage points to 44.7% of net sales. This decrease is driven by the above mentioned pricing actions, the addition of flame retardant materials to most of our products, an increase in sales of lower margin promotional products, as well as startup costs of $1.3 million associated with the new latex facility in Mountain Top, PA. Partially offsetting this decrease were continued improvements in our manufacturing efficiencies, $2.5 million of refunds on lumber tariffs received from Canadian suppliers (see note 16, Contingencies, in Part I), as well as lower employee health insurance costs arising from our transition to a new, third party administrator. On a per unit basis, material costs increased 3.4% relative to the second quarter of fiscal 2006 primarily due to additional costs to make our products compliant with the 2007 federal flame retardancy regulations, partially offset by product mix as well as improved labor productivity and  yield on raw materials. International gross profit margin decreased from 39.2% to 37.5% of net sales, primarily as a result of lower gross profit margins in Canada and in Europe. The gross profit margin decrease in Canada resulted from increased sales of lower margin promotional products and pricing actions taken that reduced average unit selling prices. In Europe, the gross profit margin decrease resulted from an increased mix of lower margin sales of latex bed cores to other manufacturers.

Selling, General, Administrative.   Our selling, general, and administrative expense increased $12.4 million to $135.5 million. This increase is due primarily to increases in volume variable expenses, which included a $5.2 million increase in cooperative advertising costs to support the revenue increases and a $2.9 million increase in delivery costs due to higher unit volume. Other cost increases included a $3.4 million increase in promotional expenses in the U.S. associated with the 2007 roll out of our new Stearns & Foster and Posturepedic Reserve product lines, a $2.8 million increase in spending on national advertising and $1.7 million of costs associated with an organizational realignment. This increase is partially offset by a $2.6 million gain on sale of the Orlando facility as well as $1.0 million decrease in other sales and administration costs. As a percent of net sales this expense was 33.7% and 32.7% for the quarters ended May 27, 2007 and May 28, 2006, respectively, an increase of 1.0 percentage point.

Expenses Associated With IPO.   During the three months ended May 28, 2006, we incurred $28.5 million of expenses directly related to our initial public offering which included approximately $17.5 million of transaction-related bonuses paid to management employees, and $11.0 million paid to KKR for the termination of the Management Services Agreement.

Royalty income, net of royalty expense.   Our royalty income, net of royalty expenses, for the three months ended May 27, 2007 was $4.4 million, an increase of $0.7 million compared with the three months ended May 28, 2006, primarily due to a $0.4 million increase in international royalty revenue.

Interest Expense.   Our interest expense for the second quarter of fiscal 2007 decreased $2.7 million from the prior year period to $15.2 million, primarily due to lower debt levels resulting from the retirement of the $89.1 million of senior subordinated Pay-In-Kind Notes (“PIK Notes”) and $47.5 million of the 8.25% Senior Subordinated Notes due June 2014 (“2014 Notes”) in the second quarter of fiscal 2006 using proceeds from the initial public offering (“IPO”) as well as $45 million in voluntary prepayments of our senior term debt since May 28, 2006. Our net weighted average borrowing cost was 7.4% and 7.9% for the three months ended May 27, 2007 and May 28, 2006, respectively. The decrease in our borrowing cost was due to lower interest rates on the unhedged variable rate component of our floating rate debt as well as lower interest rates on the fixed component of our senior secured term debt as a result of the August 2006 amendment of our senior credit agreement.

Debt Extinguishment and Refinancing Expenses.   During the three months ended May 28, 2006 we incurred $5.3 million of debt extinguishment costs consisting of $3.7 million of cash expenses and $1.7 million of non-cash charges related to the extinguishment of debt retired using proceeds from the IPO. We did not incur comparable costs during the three months ended May 27, 2007.

Income Tax.   Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended May 27, 2007 was 36.7% compared to 105.5% for the three months ended May 28, 2006. The effective rate for the fiscal 2007 period was lower than the fiscal 2006 period due to recognition of a benefit of approximately $1.5 million resulting from a reduction in our income tax reserve as a result of resolutions with tax authorities.

Tabular Information—Year to Date

The following table sets forth our summarized results of operations for the six months ended May 27, 2007 and May 28, 2006, expressed in thousands of dollars as well as a percentage of each period’s net sales:

	For the six months ended:
	May 27, 2007		May 28, 2006
		(percentage		(percentage
	(in thousands)	of net sales)	(in thousands)	of net sales)
Net sales	$814,395	100.0%	$772,447	100.0%
Cost of goods sold	464,603	57.0	427,174	55.3
Gross profit	349,792	43.0	345,273	44.7
Selling, general and administrative expenses	262,445	32.2	246,715	31.9
Expenses associated with IPO	—	—	28,510	3.7
Amortization of intangibles	1,613	0.2	255	—
Royalty income, net of royalty expense	(9,703)	(1.2)	(7,395)	(0.9)
Income from operations	95,437	11.8	77,188	10.0
Interest expense	31,134	3.8	36,629	4.7
Debt extinguishment and refinancing	—	—	5,295	0.7
Other income, net	(214)	—	(566)	(0.1)
Income before income taxes and cumulative effect	64,517	8.0	35,830	4.6
Income taxes	23,750	2.9	12,445	1.6
Income before cumulative effect of change in accounting principle	40,767	5.1	23,385	3.0
Cumulative effect of change in accounting principle	—	—	287	—
Net income	$40,767	5.1%	$23,098	3.0%
Effective tax rate	36.8%		34.7%

The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Six Months Ended:
	May 27,	May 28,
	2007	2006
US Domestic	76.1%	78.4%
International:
Canada	9.9	9.6
Europe	8.2	6.8
Other	5.8	5.2
Total	100.0%	100.0%

The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the six months ended:
	May 27, 2007		May 28, 2006
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Domestic (US Dollars):
Net sales	$619,879	100.0%	$606,041	100.0%
Cost of goods sold	343,682	55.4	325,742	53.7
Gross profit	276,197	44.6	280,299	46.3
Total International (US Dollars):
Net sales	194,516	100.0	166,406	100.0
Cost of goods sold	120,921	62.2	101,432	61.0
Gross profit	73,595	37.8	64,974	39.0
Canada:
US Dollars:
Net sales	80,998	100.0	74,061	100.0
Cost of goods sold	46,473	57.4	41,055	55.4
Gross profit	34,525	42.6	33,006	44.6
Canadian Dollars:
Net sales	92,704	100.0	85,177	100.0
Cost of goods sold	53,175	57.4	47,237	55.5
Gross profit	39,529	42.6	37,940	44.5
Europe:
US Dollars:
Net sales	66,499	100.0	52,408	100.0
Cost of goods sold	48,294	72.6	36,538	69.7
Gross profit	18,205	27.4	15,870	30.3
Euros:
Net sales	50,235	100.0	43,328	100.0
Cost of goods sold	36,484	72.6	30,151	69.6
Gross profit	13,751	27.4	13,177	30.4
Other International (US Dollars):
Net sales	47,019	100.0	39,937	100.0
Cost of goods sold	26,154	55.6	23,839	59.7
Gross profit	$20,865	44.4%	$16,098	40.3%

Six Months Ended May 27, 2007 compared with Six Months Ended May 28, 2006

Net Sales.   Our net sales for the six months ended May 27, 2007, were $814.4 million, an increase of $41.9 million, or 5.4% from the six months ended May 28, 2006. Total domestic net sales were $619.9 million for the first half of fiscal 2007 compared to $606.0 million for the first half of fiscal 2006. The domestic net sales increase of $13.8 million was attributable to a 6.1% increase in volume partially offset by an 3.6% decrease in average unit selling price. The increase in volume is primarily attributable to the strong performance of our promotional products such as our 125th Anniversary beds as well as our specialty bedding products. The decrease in average unit selling price is primarily due to the higher volume of lower priced mattress sales. In addition strategic pricing actions were taken on selected products such as the Stearns & Foster and TrueForm lines. Total international sales increased $28.1 million, or 16.9%. Excluding the effect of currency fluctuations, international sales increased 13.5%. The increase represents a 40.4% increase in unit volume, partially offset by a decrease in average unit selling price. In Canada, local currency sales gains of 8.8% translated into gains of 9.4% in US dollars. Local currency gains in the Canada were driven by an 18.3% increase in volume, which were partially offset by a 8.0% decline in average unit selling price. The changes in volume and average unit selling price were a result of selective pricing actions and increased promotional product sales. In our European market, local currency gains of 15.9% translated into gains of 26.9% in US dollars. Local currency gains in Europe were driven by a 68.7% increase in volume, partially offset by 31.3% decrease in average unit selling price. The decrease in average unit selling price is attributed to increased sales of latex bed cores to other manufacturers. Local currency finished goods sales in Europe increased 10.0%. Elsewhere, we experienced sales gains in our Mexico, Argentina and Brazil markets.

Gross Profit.   Our gross profit for the six months ended May 27, 2007 was $349.8 million, an increase of $4.5 million over the comparable prior year period. As a percentage of net sales, gross profit decreased 1.7 percentage points to 43.0%. This was due primarily to a decrease in our domestic gross profit margin. Domestic gross profit decreased $4.1 million to $276.2 million, which, as a percentage of sales, represented a decrease of 1.7 percentage points to 44.6%. This decrease is driven by the addition of flame retardant materials to most of our products, strategic pricing actions, an increase in sales of lower margin promotional products, as well as $1.9 million of startup costs associated with the new latex facility in Mountain Top, PA. Partially offsetting this decrease were continued improvements in our manufacturing efficiencies, lower employee health insurance costs arising from our transition to a new, third party administrator, as well as $2.5 million of refunds on lumber tariffs received from Canadian suppliers (see Note 16, Contingencies, in Part I), On a per unit basis, material costs increased 3.1% relative to the first half of fiscal 2006 primarily due to additional costs to make our products compliant with the 2007 federal flame retardancy regulations, partially offset by product mix as well as improved yield on raw materials. International gross margin decreased from 39.0% to 37.8% as a result of lower margins in Canada and Europe. The gross profit margin decrease in Canada resulted from increased sales of lower margin promotional products and pricing action taken that reduced average unit selling prices. In Europe, the gross profit margin decrease resulted from an increased mix of lower margin sales of latex bed cores to other manufacturers.

Selling, General, Administrative.   Our selling, general, and administrative expense increased $15.7 million to $262.4 million. This increase is due primarily to volume variable expenses, which included a $7.3 million increase in cooperative advertising costs to support the revenue increases and a $5.0 million increase in delivery costs due to higher unit volume. Other cost increases included a $0.9 million increase in promotional expenses in the U.S. associated with the 2007 roll out of our new Stearns & Foster product lines, a $3.0 million increase in the spending on national advertising, $1.9 million of costs associated with an organizational realignment and a $0.2 million increase in other sales and administration costs. This increase is partially offset by a gain on the sale of our Orlando facility of $2.6 million. As a percent of net sales this expense was 32.2% and 31.9% for the six months ended May 27, 2007 and May 28, 2006, respectively.

Expenses Associated With IPO.   During the six months ended May 28, 2006, we incurred $28.5 million of expenses directly related to the IPO which included approximately $17.5 million of transaction-related bonuses paid to management employees, and $11.0 million paid to KKR for the termination of the Management Services Agreement.

Royalty income, net of royalty expense.   Our royalty income, net of royalty expenses, for the six months ended May 27, 2007 was $9.7 million, an increase of $2.3 million compared with the six months ended May 28, 2006, primarily due to an increase in international royalty revenue.

Interest Expense.   Our interest expense for the first half of fiscal 2007 decreased $5.5 million from the prior year period to $31.1 million, primarily due to lower debt levels resulting from the retirement of the $89.1 million of PIK Notes and $47.5 million of the 2014 Notes in the second quarter of fiscal 2006 using proceeds from the IPO as well as $45 million in voluntary prepayments of our senior term debt since May 28, 2006. Our net weighted average borrowing cost was 7.5% and 7.9% for the six months ended May 27, 2007 and May 28, 2006, respecitively. The decrease in our borrowing cost was due to lower interest rates on the unhedged variable rate component of our floating rate debt as well as lower interest rates on the fixed component of our senior secured term debt as a result of the August 2006 amendment of our senior credit agreement.

Debt Extinguishment and Refinancing Expenses.   During the six months ended May 28, 2006 we incurred $5.3 million of debt extinguishment costs consisting of $3.7 million of cash expenses and $1.7 million of non-cash charges related to the extinguishment of debt retired using proceeds from the IPO. We did not incur comparable costs during the six months ended May 27, 2007.

Income Tax.   Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the six months ended May 27, 2007 was 36.8% compared to 34.7% for the six months ended May 28, 2006. The effective rate for the fiscal 2006 period was lower than the fiscal 2007 period due to recognition of a benefit of approximately $1.5 million resulting from a reduction in our income tax reserve as a result of resolutions with tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Funds

Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, interest payments on our outstanding senior subordinated notes, and dividend payments to shareholders. Capital expenditures totaled $22.4 million for the six months ended May 27, 2007. We expect total 2007 capital expenditures to be approximately $40 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At May 27, 2007, we had approximately $84.7 million available under our revolving credit facility after taking into account letters of credit issued totaling $31.5 million. Our net weighted average borrowing cost was 7.5% and 7.9% for the six months ended May 27, 2007 and May 28, 2006, respectively. The decrease in our borrowing cost was due to lower interest rates on the unhedged variable rate component of our floating rate debt as well as lower interest rates on the fixed component of our senior secured term debt as a result of the August 2006 amendment of our senior credit agreement as discussed below in greater detail. As a result of the IPO completed April 12, 2006, approximately $90 million of the net proceeds were used to retire the PIK Notes including accrued interest and prepayment penalties thereon, and approximately $52 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under our 2014 Notes along with accrued interest and market premiums thereon.

Debt

We have incurred debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in 2010 and senior secured term loan facilities maturing in August 2011 and August 2012 with an outstanding balance of $405 million at May 27, 2007. We also have an outstanding principal balance of $342 million at May 27, 2007 on the 2014 Notes.

On August 25, 2006, we amended our senior secured credit agreement to provide for two senior secured term loans, one for $300 million maturing August 25, 2011 and one for $140 million maturing August 25, 2012. This amendment reduced the applicable interest rate margins charged on the senior secured term loans, provided certain financial leverage ratio tests are met, by 50 basis points on the $300 million loan and 25 basis points on the $140 million loan. In addition, this amendment provides us with greater flexibility for Sealy Mattress Company to make dividend payments to us, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment. Since August 25, 2006 we have repaid $32.9 million of the original $140 million outstanding on our term loan maturing August 25, 2012 and $2.1 million of the original $300 million outstanding on our term loan maturing August 25, 2011.

Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of June 28, 2007, we had $11.5 million outstanding under our revolving credit facility.

Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate (‘‘ABR’’), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. At May 27, 2007, we are unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2008 with respect to excess cash flow for the 2007 fiscal year.

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

On June 15, 2007 we entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. To retain the designation of this swap as a hedging instrument, we will have to select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

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

At May 27, 2007, we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our Company’s stock. As of May 27, 2007, we had repurchased $5.4 million under this program.

Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following May 27, 2007. We will be required to make scheduled principal payments of $26.8 million during the next twelve months, with $9.1 million for our senior secured term loans, $2.0 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

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

Dividend

On July 10, 2007, our Board of Directors declared a cash dividend in the amount of $0.075 per share of common stock payable on August 1, 2007 to stockholders of record as of July 23, 2007. This will result in a dividend distribution of approximately $6.9 million to be paid during the third quarter of fiscal 2007.

Cash Flow Analysis

The following table summarizes our changes in cash:

	Six Months Ended:
	May 27, 2007	May 28, 2006
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$22,462	$(19,844)
Investing activities	(17,466)	(15,583)
Financing activities	(28,491)	22,744
Effect of exchange rate changes on cash	(403)	336
Change in cash and cash equivalents	(23,898)	(12,347)
Cash and cash equivalents:
Beginning of period	45,620	36,554
End of period	$21,722	$24,207

Six Months Ended May 27, 2007 Compared With Six Months Ended May 28, 2006

Cash Flows from Operating Activities.   Our cash flow from operations increased $42.3 million to $22.5 million net cash provided for the six months ended May 27, 2007, compared to a $19.8 million net use of cash for the six months ended May 28, 2006. Contributing to this increase were approximately $30.8 million of cash expenses and interest payments associated with the IPO in fiscal 2006, $4.4 million lower cash payments for interest in the first half of fiscal 2007 as compared to the first half of fiscal 2006 due to lower average debt balances, with the remaining increase primarily the result of changes in working capital and timing of various vendor payments.

Cash Flows from Investing Activities.   Our cash flows used in investing activities increased approximately $1.9 million to $17.5 million net use of cash for the six months ended May 27, 2007, compared to a $15.6 million net use of cash for six months ended May 28, 2006 due to $6.4 million higher capital expenditures for the first six months of fiscal 2007 as compared with the prior year period. The increased capital expenditures were primarily due to the construction of our new facility in Mountain Top, PA. These expenditures were partially offset by $4.5 million higher gains on sales of assets, including $2.6 million related to the sale of our Orlando facility.

Cash Flows from Financing Activities.   Our cash flow used in financing activities for the six months ended May 27, 2007 increased $51.2 million to a $28.5 million net use of cash from a net source of $22.7 million for the six months ended May 28, 2006. This decrease is primarily due to $13.7 million of cash dividends paid in the first half of fiscal 2007 and $5.4 million used to repurchase our common stock during the first half of fiscal 2007 partially offset by an increase of $4.1 million related to the exercise of employee stock options in the first half of fiscal 2007 as compared with the prior year period. In addition, the prior period included $31.2 million of proceeds from our initial public offering that still were available at May 28, 2006 to cover operating cash costs related to the transaction.

Income Taxes

Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. In addition, the FASB recently issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), as described in Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1, included herein. We are still assessing the potential impact of adopting this interpretation. Our tax expense includes the impact of reserve positions and changes to reserves that we consider appropriate, as well as related interest. While the Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in assessment and payment of taxes related to these positions during one year following May 27, 2007. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended May 27, 2007:

	Three Months Ended:	Six Months Ended:
	May 27, 2007	May 27, 2007
	(in thousands)	(in thousands)
Net income	$16,133	$40,767
Interest expense	15,229	31,134
Income taxes	9,339	23,750
Depreciation and amortization	7,861	15,183
EBITDA	48,562	110,834
Unusual and nonrecurring (income) losses:
Refund of Canadian lumber tariff	(2,518)	(2,518)
North American realignment	1,734	1,911
Gain on sale of Orlando facility	(2,557)	(2,557)
Non-cash compensation	1,127	1,766
Mountain Top, PA start-up costs	1,417	2,147
Other (various)(a)	1,001	1,181
Adjusted EBITDA	$48,766	$112,764

(a)           Consists of various immaterial adjustments

The following table reconciles EBITDA to cash flow from operations:

Six Months Ended:
27-May-07
(in thousands)
EBITDA	$110,834
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(31,134)
Income taxes	(23,750)
Non-cash credits to net income	(5,758)
Changes in operating assets & liabilities	(27,730)
Cash flow from operations	$22,462

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

Foreign Currency Exposures

Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximately $0.9 million dollar impact on our financial position for the six months ended May 27, 2007. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At May 27, 2007, we had forward contracts to sell a total of 27 million Canadian dollars with expiration dates ranging from May 31, 2007 through November 30, 2007. At May 27, 2007, the fair value of our net liability under the forward contracts was $1.5 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

Interest Rate Risk

On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument was an asset of $1.8 million at May 27, 2007 and $2.8 million at November 26, 2006.

On June 15, 2007 the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010.

A 10% increase or decrease in market interest rates that affect our interest rate derivative instrument would not have a material impact on our earnings during the next fiscal year.

Based on the unhedged portion of our variable rate debt outstanding at May 27, 2007, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

Commodity Price Risks

The cost of our steel innerspring, polyurethane foam, polyester and rayon fibers and polyethylene component parts are impacted by volatility in the price of steel and petroleum. We believe the cost of the components could remain slightly elevated above their recent historical averages throughout fiscal 2007. Through May 27, 2007, we have been able to partially offset these cost pressures through price increases announced May of 2004 and November of 2005 and through cost reduction efforts. We do not engage in commodity hedging programs.

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

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The table below shows our repurchases of the Company’s common stock during the second quarter of fiscal 2007.

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publically announced program(2)	Approximate dollar value of shares that may yet be purchased under program
February 26 - March 25, 2007	85,873	$17.04	84,900	$98,545,952
March 26 - April 22, 2007	344,163	17.23	148,700	96,033,206
April 23 - May 27, 2007	82,600	17.06	82,600	94,623,832
Total	512,636	$17.17	316,200	$94,623,832

(1)          These amounts include common stock surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company’s 1998 and 2004 Stock Option Plans. For the quarter ended May 27, 2007, the following shares of Sealy Corporation common stock were surrended by participants in the Plans and included in the total number of shares purchased: February 26 - March 25, 2007 - 973 shares at an average price per share of $9.22; March 26 - April 22, 2007 - 195,463 shares at an average price per share of $17.48; and April 23 - May 27, 2007 - no shares were purchased from participants in the Plans.

(2)          Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company’s common stock, was initially approved by our Board of Directors on February 19, 2007.

Our ability to pay dividends is restricted by our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

(a)   The annual meeting of the shareholders of the Company was held on April 25, 2007.

(b)   Election of the directors is set forth in (c) below.

(c)   The shareholders elected all of the Company’s nominees for directors and ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 2, 2007.

(1)   Election of Directors

	Shares For	Shares Withheld
Brian F. Carroll	70,075,356	6,350,450
James W. Johnston	75,225,842	1,199,964
David J. McIlquham	70,081,170	6,344,636
Gary E. Morin	76,212,523	212,283
Dean Nelson	70,151,193	6,274,613
Paul J. Norris	71,196,150	5,229,656
Richard W. Roedell	75,733,204	692,602
Scott M. Stuart	70,099,583	6,326,223

(2)   Ratification of Appointment of Independent Registered Public Accounting Firm

For	76,371,849
Against	49,634
Abstained	4,322

Item 5.                        Other Information

None

Item 6.                        Exhibits

31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
32	Certification pursuant to 18 U.S.C. Section 1350.

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

Date: July 10, 2007