Form 10-Q
period 2007-08-26
SEALY CORP
filed 2007-10-04
CIK 748015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 26, 2007

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

The number of shares of the registrant’s common stock outstanding as of September 28, 2007 is approximately: 90,935,598.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

SEALY CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Quarter Ended
	August 26, 2007	August 27, 2006
Net sales	$446,380	$415,124
Cost of goods sold	266,492	229,941
Gross profit	179,888	185,183
Selling, general and administrative expenses	140,097	127,207
Amortization of intangibles	871	144
Royalty income, net of royalty expense	(3,771)	(3,830)
Income from operations	42,691	61,662
Interest expense	15,936	15,981
Debt extinguishment and refinancing expenses	249	4,567
Other income, net	(70)	(75)
Income before income tax expense	26,576	41,189
Income tax expense	5,105	11,821
Net income	$21,471	$29,368
Earnings per common share—Basic	$0.23	$0.32
Earning per common share—Diluted	$0.22	$0.30
Weighted average number of common shares outstanding:
Basic	91,465	90,959
Diluted	96,376	96,650

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Condensed Consolidated Statements of Operations (Continued)
(in thousands, except per share data)
(unaudited)

	Nine Months Ended
	August 26,	August 27,
	2007	2006
Net sales	$1,260,775	$1,187,571
Cost of goods sold	731,095	657,115
Gross profit	529,680	530,456
Selling, general and administrative expenses	402,542	373,922
Expenses associated with intial public offering of common stock	—	28,510
Amortization of intangibles	2,484	399
Royalty income, net of royalty expense	(13,474)	(11,225)
Income from operations	138,128	138,850
Interest expense	47,070	52,610
Debt extinguishment and refinancing expenses	249	9,862
Other income, net	(284)	(641)
Income before income tax expense	91,093	77,019
Income tax expense	28,855	24,266
Income before cumulative effect of change in accounting principle	62,238	52,753
Cumulative effect of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	—	287
Net income	$62,238	$52,466
Earnings per common share—Basic
Income before cumulative effect of change in accounting principle	$0.68	$0.65
Cumulative effect of a change in accounting principle	—	—
Earnings per common share—Basic	$0.68	$0.65
Earnings per common share—Diluted
Income before cumulative effect of change in accounting principle	$0.64	$0.60
Cumulative effect of a change in accounting principle	—	—
Earning per common share—Diluted	$0.64	$0.60
Weighted average number of common shares outstanding:
Basic	91,427	81,169
Diluted	96,586	87,185

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	August 26,	November 26,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 14,648	$ 45,620
Accounts receivable, net of allowances for bad debts, cash discounts and returns	229,370	193,838
Inventories	65,277	66,126
Assets held for sale	—	2,338
Prepaid expenses and other current assets	20,799	24,710
Deferred income taxes	13,434	12,627
	343,528	345,259
Property, plant and equipment—at cost	434,331	397,167
Less accumulated depreciation	(195,096)	(178,957)
	239,235	218,210
Other assets:
Goodwill	391,786	388,204
Other intangibles, net of accumulated amortization	11,125	13,026
Debt issuance costs, net, and other assets	37,281	38,033
	440,192	439,263
	$ 1,022,955	$ 1,002,732
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion—long-term obligations	$ 30,152	$ 18,282
Accounts payable	139,065	118,885
Accrued incentives and advertising	44,944	40,578
Accrued compensation	32,419	35,484
Accrued interest	11,770	17,286
Other accrued expenses	45,230	57,669
	303,580	288,184
Long-term obligations, net of current portion	776,110	814,236
Other noncurrent liabilities	45,019	42,688
Deferred income taxes	10,399	10,199
Common stock and options subject to redemption	16,244	20,263
Stockholders’ deficit:
Common stock, $0.01 par value; Authorized shares: 2007 and 2006—200,000 Issued and outstanding: 2007—91,394; 2006—90,983 (including shares classified above as subject to redemption: 2007—392; 2006—424)	908	904
Additional paid-in capital	662,862	664,609
Accumulated deficit	(804,484)	(846,144)
Accumulated other comprehensive income	12,317	7,793
	(128,397)	(172,838)
	$ 1,022,955	$ 1,002,732

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Condensed Consolidated Statement of Stockholders’ Deficit
(in thousands)
(unaudited)

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Accumulated	Comprehensive
	Income	Shares	Amount	Capital	Deficit	Income	Total
Balance at November 26, 2006	$—	90,983	$904	$664,609	$(846,144)	$7,793	$(172,838)
Net income	62,238				62,238		62,238
Foreign currency translation adjustment	5,460					5,460	5,460
Excess of additional pension liability over unrecognized prior service cost, net of tax of $55	(82)					(82)	(82)
Change in fair value of cash flow hedge, net of tax of $503	(854)					(854)	(854)
Stock-based compensation:
Compensation associated with stock option grants				1,587			1,587
Directors’ deferred stock compensation				260			260
Cash dividend					(20,578)		(20,578)
Repurchase of common stock		(429)	(4)	(7,096)			(7,100)
Exercise of stock options		840	8	(7,010)			(7,002)
Excess tax benefit on options exercised				6,443			6,443
Adjustment of temporary equity subject to redemption				4,019			4,019
Other				50			50
Balance at August 26, 2007	$66,762	91,394	$908	$662,862	$(804,484)	$12,317	$(128,397)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	August 26,	August 27,
	2007	2006
Cash flows from operating activities:
Net income	$62,238	$52,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,064	16,625
Deferred income taxes	(332)	1,700
Non-cash interest expense:
Senior Subordinated PIK Notes	—	3,348
Amortization of debt issuance costs and other	2,171	1,237
Stock-based compensation	2,411	3,040
Excess tax benefits from share-based payment arrangements	(6,443)	(2,884)
(Gain) loss on sale of assets	(2,318)	402
Write-off of debt issuance costs related to debt extinguishments	709	6,302
Cumulative effect of accounting change	—	287
Other, net	(1,003)	(5,011)
Changes in operating assets and liabilities:
Accounts receivable	(31,275)	(33,346)
Inventories	1,814	(6,324)
Prepaid expenses and other current assets	4,012	(4,587)
Accounts payable	17,858	(4,589)
Accrued expenses	(19,655)	(32,295)
Other liabilities	199	511
Net cash provided by (used in) operating activities	53,450	(3,118)
Cash flows from investing activities:
Purchase of property, plant and equipment	(33,526)	(20,674)
Proceeds from sale of property, plant and equipment	4,998	494
Net cash used in investing activities	(28,528)	(20,180)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24,489	—	295,511
Cash dividends	(20,578)	(131,824)
Repayments of long-term obligations, including discounts taken of $460 in 2007 and premiums paid of $2,703 in 2006	(37,540)	(586,614)
Borrowings under new credit facility	—	440,000
Borrowings under revolving credit facilities	116,596	137,191
Repayments under revolving credit facilities	(110,821)	(150,106)
Repurchase of common stock	(7,100)	—
Exercise of employee stock options, including related excess tax benefits	6,898	3,012
Debt issuance costs	—	(657)
Other	(2,695)	1,312
Net cash (used in) provided by financing activities	(55,240)	7,825
Effect of exchange rate changes on cash	(654)	1,125
Change in cash and cash equivalents	(30,972)	(14,348)
Cash and cash equivalents:
Beginning of period	45,620	36,554
End of period	$14,648	$22,206

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1: Basis of Presentation

The interim condensed consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for the year ended November 26, 2006 included within the Company’s Annual Report on Form 10-K (File No. 001-08738).

On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) whereby KKR acquired 92% of the Company’s capital stock. Certain of the Company’s previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company’s stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the “2014 Notes”) issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the 2014 Notes. At August 26, 2007, KKR controlled approximately 51% of the issued and outstanding common stock of the Company.

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

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and is still assessing the potential impact of adoption.

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and does not expect it to have a material impact on the Company’s financial position or results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The Company is still assessing the potential impact of adoption.

Note 3: Share-Based Compensation

The Company accounts for all new stock options granted or outstanding options modified after August 29, 2005 (the beginning of the fourth quarter of fiscal 2005) under the provisions of FAS No. 123 (revised 2004) “Share-Based Payment” (“FAS 123(R)”). The Company has continued to account for any portion of awards outstanding at August 29, 2005 using the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” as previously permitted under FAS No. 123, “Accounting for Stock-Based Compensation”.

During the three and nine months ended August 26, 2007, the Company granted new options to purchase 28,332 and 478,614 shares, respectively, of common stock, and recognized compensation expense associated with these grants of approximately $0.1 million and $0.6 million during the three and nine months ended August 26, 2007, respectively. During the three and nine months ended August 27, 2006, the Company granted new options to purchase 239,823 and 2,020,983 shares of common stock, respectively, and recognized compensation expense associated with these grants of approximately $0.6 million and $1.2 million, respectively. The options granted during the third quarter of fiscal 2007 had a weighted average grant-date fair value of $5.37 per option and the weighted average grant-date fair value for all option grants during fiscal 2007 was $5.19 per option. The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Expected volatility	30%
Expected dividend yield	1.76 - 2.03%
Expected term (in years)	6.71 - 7.88
Risk-free rate	4.54% - 4.85%

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

As of August 26, 2007, the Company had approximately $6.5 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 5.5 years.

During the three and nine months ended August 26, 2007 and August 27, 2006, the Company recognized total non-cash compensation expense associated with stock options of $0.5 million and $1.6 million, respectively, for fiscal 2007 and $0.6 million and $1.6 million, respectively, for fiscal 2006.

During the three and nine months ended August 26, 2007 and August 27, 2006, the Company recognized expense of $0.1 million and $0.6 million, respectively, for fiscal 2007 and $0.3 million and $1.2 million, respectively, for fiscal 2006, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company’s common stock.

Note 4: Inventories

The major components of inventories were as follows (in thousands):

	August 26,	November 26,
	2007	2006
Raw materials	$34,426	$35,041
Work in process	17,727	19,594
Finished goods	13,124	11,491
	$65,277	$66,126

Note 5: Warranty Costs

The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products as well as a 20-year warranty on its TrueForm product line and a 20-year limited warranty on its RightTouch product line which cover only certain parts of the products and are prorated for part of the twenty years. In fiscal 2007, the Company amended its warranty policy on Sealy-branded promotional bedding to three years for the new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the Company’s accrued warranty obligations for each of the nine months ended August 26, 2007 and August 27, 2006 and the year ended November 26, 2006 was as follows (in thousands):

	August 26,	November 26,	August 27,
	2007	2006	2006
Accrued warranty obligations at beginning of period	$15,349	$14,321	$14,321
Warranty claims	(12,240)	(15,832)	(12,236)
Warranty provisions	12,237	16,860	12,580
Accrued warranty obligations at end of period	$15,346	$15,349	$14,665

Warranty claims for the year ended November 26, 2006 include approximately $10.5 million for claims associated with products sold prior to November 27, 2005 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $4.5 million, $5.5 million and $4.0 million for the nine months ended August 26, 2007, the year ended November 26, 2006 and the nine months ended August 27, 2006, respectively.

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

The changes in the carrying amount of goodwill for the nine months ended August 26, 2007 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of November 26, 2006	$362,675	$25,529	$388,204
Increase due to foreign currency translation	2,471	1,111	3,582
Balance as of August 26, 2007	$365,146	$26,640	$391,786

Total other intangibles of $11.1 million (net of accumulated amortization of $10.2 million) as of August 26, 2007 consist primarily of licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and unamortized pension prior service costs of $1.9 million.

Note 9: Long-Term Obligations

Long-term obligations as of August 26, 2007 and November 26, 2006 consisted of the following:

	August 26,	November 26,
	2007	2006
	(in thousands)
Senior revolving credit facility	$20,000	$14,090
Senior secured term loans	405,000	415,000
Senior subordinated notes	314,000	342,000
Financing obligations	41,885	37,535
Other	25,377	23,893
	806,262	832,518
Less current portion	(30,152)	(18,282)
	$776,110	$814,236

The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At August 26, 2007, amounts outstanding under the senior revolving credit facility included $20 million under the U.S. portion of the facility. No amounts were outstanding under the Canadian portion at August 26, 2007. At August 26, 2007, the Company had approximately $78 million available under the revolving credit facility after taking into account letters of credit issued totaling $27 million.

During the third quarter of fiscal 2007, the Company repurchased and retired $28 million aggregate principal amount of the 2014 Notes on the open market at prices ranging from 98.0% to 98.5% of par, plus accrued interest. In connection with these transactions, the Company recorded a gain on the retirement of $0.5 million off-set by non-cash charges of $0.7 million resulting from the write-off of debt issuance costs associated with the retired debt. This net expense of $0.2 million was recorded in the debt extinguishment and refinancing expenses line on the Condensed Consolidated Statements of Operations.

Annually, the Company may be required to make principal prepayments depending on certain financial ratios, as defined in its senior secured credit agreement. At August 26, 2007, the Company is unable to estimate the amount of such required payment, if any, that would be due following the first quarter of fiscal 2008 with respect to excess cash flow for the 2007 fiscal year.

At August 26, 2007, the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the senior subordinated notes. The senior credit agreements and the senior subordinated notes restrict the Company’s ability to pay dividends.

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

In June 2004, the Company entered into a swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company’s senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Effective August 25, 2006, the Company de-designated $13 million of the interest rate swap for hedge accounting due to an amendment of the senior secured term loan agreement. As a result of the amendment, $0.2 million previously recorded in accumulated other comprehensive income was recorded as a reduction of interest expense. The effective portion of changes in the market value of $137 million of the swap is recorded in other comprehensive income and will be amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and nine months ended August 26, 2007 and August 27, 2006, $0.6 million and $1.8 million, respectively, for fiscal 2007 and $0.5 million and $1.1 million, respectively, for fiscal 2006 were recorded as reductions of interest expense. At August 26, 2007 and November 26, 2006, the fair value carrying amount of the instrument was recorded as follows:

	August 26, 2007	November 26, 2006
	(in thousands)
Accrued interest receivable	$593	$607
Other current assets	674	2,160
Total net asset	$1,267	$2,767

At August 26, 2007 and November 26, 2006, accumulated other comprehensive income associated with the interest rate swap was $0.4 million and $1.2 million, respectively, net of income tax effects.

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

On June 15, 2007 the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from charges in the benchmark interest rate. The Company will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward contracts. The Company does not designate its foreign currency forward contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At August 26, 2007, the Company had forward contracts to sell a total of 14 million Canadian dollars with expiration dates ranging from August 30, 2007 through November 30, 2007. At August 26, 2007 and November 26, 2006, the fair value of the Company’s forward contracts was a liability of $1.1 million and an asset of $0.1 million, respectively. For the three and nine months ended August 26, 2007, recognized foreign currency transaction gains (losses) were $0.3 million and $(1.0) million, respectively, compared with gains of $0.4 million and $0.6 million for the three and nine months ended August 27, 2006, respectively.

Note 11: Other Income, Net

Other income, net, includes interest income for the three and nine months ended August 26, 2007 and August 27, 2006 of $0.1 million and $0.3 million, respectively, for fiscal 2007 and $0.1 million and $0.6 million, respectively, for fiscal 2006.

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

Note 13: Defined Benefit Pension Expense

The components of net periodic pension cost recognized for the Company’s defined benefit pension plan for the three and nine months ended August 26, 2007 and August 27, 2006 are as follows:

	Three months ended		Nine Months Ended
	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
	(in thousands)		(in thousands)
Service cost	$177	$147	$501	$442
Interest cost	245	207	697	621
Expected return on plan assets	(268)	(218)	(754)	(655)
Amortization of unrecognized gains and losses	38	30	106	90
Amortization of unrecognized transition asset	(22)	(22)	(66)	(66)
Amortization of unrecognized prior service cost	56	50	162	149
Net periodic pension cost*	$226	$194	$646	$581
Cash contributions	$698	$425	$1,287	$1,125

*                    Net periodic pension cost recognized for the three and nine months ended August 26, 2007 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2007. Similarly, net periodic pension cost for the three and nine months ended August 27, 2006 is based upon preliminary estimates.

The Company expects to make additional cash contributions to the plan of approximately $0.4 million during the remainder of fiscal 2007.

Note 14: Income Taxes

The Company’s effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and nine months ended August 26, 2007 was approximately 19.2% and 31.7%, respectively, compared to 28.7% and 31.5%, respectively, for the three and nine months ended August 27, 2006. The effective rate for the three months ended August 26, 2007 was lower than the rate for the three months ended August 27, 2006 primarily as a result of a $7.0 million reduction in tax reserves due to the elimination of federal and state tax exposures from statutes of limitations expiring.

Significant judgment is required in evaluating the Company’s federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company’s belief that its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. In addition the Company is still assessing the potential impact of FIN 48 (Note 2). The Company’s tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest and penalties. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company believes that such audits will not result in an assessment or payment of taxes related to these positions during the one year period following August 26, 2007. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15: Comprehensive Income

Comprehensive income for the three and nine months ended August 26, 2007 was $22.9 million and $66.8 million, respectively, and for the three and nine months ended August 27, 2006 was $27.7 million and $56.4 million, respectively.

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

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve for $2.1 million ($2.8 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and the Company’s liability, if any, cannot be reasonably estimated at this time, no amounts have been accrued related to this matter.

The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company identified cadmium in the soil and ground water at the site and removed the cadmium contaminated soil and rock from the site during the third quarter of fiscal 2007. The Company has recorded a reserve of approximately $0.2 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

Note 17: Related Party Transactions

The Company used $11.0 million of initial public offering (“IPO”) proceeds received in the second quarter of fiscal 2006 to pay KKR a termination fee to end the Management Services Agreement between the Company and KKR. As a result these fees are no longer being paid starting in April 2006. During the nine months ended August 27, 2006, the Company paid management fees of $0.8 million to KKR.

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

Sales outside the United States for the three and nine months ended August 26, 2007 and August 27, 2006 were $111.3 million and $305.8 million, respectively, for fiscal 2007 and $96.7 million and $263.1 million, respectively, for fiscal 2006. Sales from Europe to the Americas for the three and nine months ended August 26, 2007 and August 27, 2006 were $1.1 million and $7.6 million, respectively, for fiscal 2007 and $0.8 million and $6.9 million, respectively, for fiscal 2006. Long lived assets (principally property, plant and equipment) outside the United States were $62.6 million and $57.6 million as of August 26, 2007 and November 26, 2006, respectively.

	Three Months Ended		Nine Months Ended
	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
	(in thousands)		(in thousands)
Net sales to external customers:
Americas	$410,548	$383,767	$1,158,444	$1,103,806
Europe	35,832	31,357	102,331	83,765
	446,380	415,124	1,260,775	1,187,571
Capital expenditures:
Americas	8,067	3,274	29,071	15,991
Europe	3,055	1,353	4,455	4,683
	11,122	4,627	33,526	20,674
EBITDA:
Americas	51,222	61,029	160,198	143,193
Europe	(495)	899	1,760	4,129
Inter-segment eliminations	(334)	873	(731)	(1,068)
	50,393	62,801	161,227	146,254
Reconciliation of EBITDA to net income:
EBITDA from segments	50,393	62,801	161,227	146,254
Interest	15,936	15,981	47,070	52,610
Income taxes	5,105	11,821	28,855	24,266
Depreciation and amortization	7,881	5,631	23,064	16,625
Cumulative effect of change in acconting principle	—	—	—	287
Net Income	$21,471	$29,368	$62,238	$52,466

	August 26, 2007	November 26, 2006
	(in thousands)
Total assets:
Americas	$908,194	$894,628
Europe	115,271	109,345
Intersegment eliminations	(510)	(1,241)
	$1,022,955	$1,002,732

Note 19: Guarantor/Non-Guarantor Financial Information

Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the “Issuer”) that guarantee the 2014 Notes (the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 2014 Notes of the Issuer. Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2014 Notes. Although holders of the 2014 Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 2014 Notes. As a result, the claims of creditors of the

Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the 2014 Notes.

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

Supplemental Condensed Consolidating Statements of Cash Flows for the year ended November 26, 2006

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

The following supplemental condensed consolidating financial statements present:

1.                Condensed consolidating balance sheets as of August 26, 2007 and November 26, 2006, condensed consolidating statements of operations for the three and nine months ended August 26, 2007 and August 27, 2006, and condensed consolidating statements of cash flows for the nine months ended August 26, 2007 and August 27, 2006.

2.                Sealy Corporation, who became a guarantor of the 2014 Notes effective May 25, 2006 (as “Guarantor Parent”), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non- Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

3.                Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY CORPORATION
Supplemental Condensed Consolidating Balance Sheets
August 26, 2007
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$100	$—	$1	$7,197	$7,350	$—	$14,648
Accounts receivable, net	30	—	607	140,240	88,493	—	229,370
Inventories	—	—	1,332	41,937	22,784	(776)	65,277
Assets held for sale	—	—	—	—	—	—	—
Prepaid expenses, deferred income taxes and other current assets	1,017	—	923	29,751	2,542	—	34,233
	1,147	—	2,863	219,125	121,169	(776)	343,528
Property, plant and equipment, at cost	—	—	8,758	333,851	91,722	—	434,331
Less accumulated depreciation	—	—	(3,587)	(158,565)	(32,944)	—	(195,096)
	—	—	5,171	175,286	58,778	—	239,235
Other assets:
Goodwill	—	—	24,741	304,773	62,272	—	391,786
Other intangibles, net	6,928	—	—	4,195	2	—	11,125
Net investment in subsidiaries	(162,949)	253,033	387,743	34,572	—	(512,399)	—
Due from (to) affiliates	52,390	(415,982)	561,859	(106,466)	(91,986)	185	—
Debt issuance costs, net and other assets	—	—	12,494	22,035	2,752	—	37,281
	(103,631)	(162,949)	986,837	259,109	(26,960)	(512,214)	440,192
Total assets	$(102,484)	$(162,949)	$994,871	$653,520	$152,987	$(512,990)	$1,022,955
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$12,857	$3,302	$13,993	$—	$30,152
Accounts payable	—	—	253	82,059	56,753	—	139,065
Accrued customer incentives and advertising	—	—	—	38,021	6,923	—	44,944
Accrued compensation	—	—	440	22,704	9,275	—	32,419
Accrued interest	57	—	723	10,763	227	—	11,770
Other accrued expenses	2,659	—	297	36,136	6,138	—	45,230
	2,716	—	14,570	192,985	93,309	—	303,580
Long-term obligations	—	—	726,143	41,596	8,371	—	776,110
Other noncurrent liabilities	6,786	—	—	27,655	10,578	—	45,019
Deferred income taxes	167	—	1,125	3,265	5,842	—	10,399
Common stock and options subject to redemption	16,244	—	—	—	—	—	16,244
Stockholders’ equity (deficit)	(128,397)	(162,949)	253,033	388,019	34,887	(512,990)	(128,397)
Total liabilities and stockholders’ equity (deficit)	$(102,484)	$(162,949)	$994,871	$653,520	$152,987	$(512,990)	$1,022,955

SEALY CORPORATION
Supplemental Condensed Consolidating Balance Sheets (Continued)
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

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Three Months Ended August 26, 2007
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$20,928	$323,370	$109,594	$(7,512)	$446,380
Cost and expenses:
Cost of goods sold	—	—	12,382	191,884	70,048	(7,822)	266,492
Selling, general and administrative	73	—	1,985	109,490	28,549	—	140,097
Amortization of intangibles	740	—	—	72	59	—	871
Royalty (income) expense, net	(851)	—	—	(3,771)	851	—	(3,771)
Income from operations	38	—	6,561	25,695	10,087	310	42,691
Interest expense	86	171	14,284	511	884	—	15,936
Other (income) expense, net	—	—	249	—	(70)	—	179
Loss (income) from equity investees	(21,507)	(21,600)	(18,715)	—	—	61,822	—
Loss (income) from non- guarantor equity investees	—	—	—	(4,738)	—	4,738	—
Capital charge and intercompany interest allocation	—	—	(13,358)	12,337	1,021	—	—
Income (loss) before income taxes	21,459	21,429	24,101	17,585	8,252	(66,250)	26,576
Income tax expense (benefit)	(12)	(78)	2,501	(1,142)	3,848	(12)	5,105
Net income (loss)	$21,471	$21,507	$21,600	$18,727	$4,404	$(66,238)	$21,471

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations (Continued)
Three Months Ended August 27, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$16,989	$310,037	$94,891	$(6,793)	$415,124
Costs and expenses:
Cost of goods sold	—	—	9,823	168,374	58,962	(7,218)	229,941
Selling, general and administrative	133	—	1,714	101,354	24,006	—	127,207
Amortization of intangibles	—	—	—	73	71	—	144
Royalty (income) expense, net	—	—	—	(4,400)	570	—	(3,830)
Income from operations	(133)	—	5,452	44,636	11,282	425	61,662
Interest expense	—	138	15,342	(122)	623	—	15,981
Other income (expense), net	(17)	—	4,566	10	(67)	—	4,492
Income from equity investees	(29,498)	(29,582)	(29,563)	—	—	88,643	—
Income from nonguarantor equity investees	—	—	—	(6,984)	—	6,984	—
Capital charge and intercompany interest allocation	—	—	(14,392)	13,484	908	—	—
Income before income taxes	29,382	29,444	29,499	38,248	9,818	(95,202)	41,189
Income tax expense (benefit)	14	(54)	(83)	8,782	3,077	85	11,821
Net income	$29,368	$29,498	$29,582	$29,466	$6,741	$(95,287)	$29,368

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations (Continued)
Nine Months Ended August 26, 2007
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ —	$ —	$ 60,085	$ 921,851	$ 305,980	$ (27,141)	$ 1,260,775
Cost and expenses:
Cost of goods sold	—	—	35,154	528,773	194,954	(27,786)	731,095
Selling, general and administrative	194	—	5,777	317,425	79,146	—	402,542
Amortization of intangibles	2,178	—	—	216	90	—	2,484
Royalty (income) expense, net	(2,813)	—	—	(13,090)	2,429	—	(13,474)
Income from operations	441	—	19,154	88,527	29,361	645	138,128
Interest expense	272	467	43,031	818	2,482	—	47,070
Other (income) expense, net	(8)	—	249	(46)	(230)	—	(35)
Loss (income) from equity investees	(62,132)	(62,411)	(52,772)	—	—	177,315	—
Loss (income) from non- guarantor equity investees	—	—	—	(15,052)	—	15,052	—
Capital charge and intercompany interest allocation	—	—	(40,238)	37,137	3,101	—	—
Income (loss) before income taxes	62,309	61,944	68,884	65,670	24,008	(191,722)	91,093
Income tax expense (benefit)	71	(188)	6,473	12,847	9,687	(35)	28,855
Net income (loss)	$ 62,238	$ 62,132	$ 62,411	$ 52,823	$ 14,321	$ (191,687)	$ 62,238

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations (Continued)
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

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Cash Flows
Nine Months Ended August 26, 2007
(in thousands)

					Combined
		Sealy	Sealy	Combined	Non-
	Sealy	Mattress	Mattress	Guarantor	Guarantor
	Corporation	Corporation	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$—	$11,976	$17,737	$23,737	$—	$53,450
Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(2,033)	(25,721)	(5,772)	—	(33,526)
Proceeds from the sale of property, plant, and equipment	—	—	—	4,932	66	—	4,998
Net activity in investment in and advances from (to) subsidiaries and affiliates	19,896	—	7,612	(23,366)	(4,142)	—	—
Net cash provided by (used in) investing activities	19,896	—	5,579	(44,155)	(9,848)	—	(28,528)
Cash flows from financing activities:
Dividend	(20,578)	—	—	—	—	—	(20,578)
Equity received upon exercise of stock including related excess tax benefits	6,898	—	—	—	—	—	6,898
Repurchase of common stock	(7,100)	—	—	—	—	—	(7,100)
Repayments of long-term obligations	—	—	(37,540)	—	—	—	(37,540)
Borrowings under revolving credit facilities	—	—	94,500	—	22,096	—	116,596
Repayments on revolving credit facilities	—	—	(74,500)	—	(36,321)	—	(110,821)
Other	50	—	(15)	(2,567)	(163)	—	(2,695)
Net cash used in financing activities	(20,730)	—	(17,555)	(2,567)	(14,388)	—	(55,240)
Effect of exchange rate changes on cash	—	—	—	—	(654)	—	(654)
Change in cash and cash equivalents	(834)	—	—	(28,985)	(1,153)	—	(30,972)
Cash and cash equivalents:
Beginning of period	934	—	1	36,182	8,503	—	45,620
End of period	$100	$—	$1	$7,197	$7,350	$—	$14,648

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Cash Flows (Continued)
Nine Months Ended August 27, 2006
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$9,146	$(22,473)	$10,209	$—	$(3,118)
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	—	(400)	(15,564)	(4,710)	—	(20,674)
Proceeds from the sale of property, plant, and equipment	—	—	—	460	34	—	494
Net activity in investment in and advances to (from) subsidiaries and affiliates	(73,129)	—	49,411	26,072	(2,354)	—	—
Net cash provided by (used in) investing activities	(73,129)	—	49,011	10,968	(7,030)	—	(20,180)
Cash flows from financing activities:
Proceeds from issuance of common stock	295,511	—	—	—	—	—	295,511
Dividend	(131,824)	—	—	—	—	—	(131,824)
Proceeds from issuance of long-term debt	—	—	440,000	—	—	—	440,000
Repayment of existing long-term debt	(89,114)	—	(497,500)	—	—	—	(586,614)
Equity received upon exercise of stock including related excess tax benefits	3,012	—	—	—	—	—	3,012
Borrowings under revolving credit facilities	—	—	120,600	—	16,591	—	137,191
Repayments on revolving credit facilities	—	—	(120,600)	—	(29,506)	—	(150,106)
Debt issuance costs	—	—	(657)	—	—	—	(657)
Other borrowings	—	—	—	(2,802)	4,114	—	1,312
Net cash provided by (used in) financing activities	77,585	—	(58,157)	(2,802)	(8,801)	—	7,825
Effect of exchange rate changes on cash	—	—	—	—	1,125	—	1,125
Change in cash and cash equivalents	4,456	—	—	(14,307)	(4,497)	—	(14,348)
Cash and cash equivalents:
Beginning of period	—	—	1	25,387	11,166	—	36,554
End of period	$4,456	$—	$1	$11,080	$6,669	$—	$22,206

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

In the first quarter of fiscal 2007, we introduced a new line of Stearns & Foster branded mattresses and box springs that incorporates the features we determined were the most desired by the consumer during our intensive market and consumer research. We also introduced a new line of Posturepedic Reserve branded mattresses and box springs. These launches were essentially completed in the third quarter of fiscal 2007. In addition, we introduced new Sealy-branded products that are compliant with the new Federal flame retardant standards, 16 CFR Part 1633 passed by the U.S. Consumer Product Safety Commission, which became effective July 1, 2007. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to the new product lines.

Our industry continues to be challenged by the volatility in the price of petroleum and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring and box spring components. Due to production capacity constraints, we have also seen an increase in price for rayon fibers. During fiscal 2006 and into the third quarter of fiscal 2007, the cost of these components has continued to remain elevated above their recent historical averages, and we expect these costs to continue at or above current levels over the remainder of fiscal 2007.

We have two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on our organizational structure which is organized around geographic areas. Both reportable segments manufacture and market conventional and specialty bedding. The Americas segment’s operations are concentrated in the United States, Canada, Mexico, Argentina, Brazil and Puerto Rico. Europe’s operations are concentrated in western Europe.

RESULTS OF OPERATIONS

Tabular Information—Current Fiscal Quarter

The following table sets forth our summarized results of operations for the three months ended August 26, 2007 and August 27, 2006, expressed in thousands of dollars, as well as a percentage of each period’s net sales:

	For the three months ended:
	August 26, 2007		August 27, 2006
		(percentage		(percentage
	(in thousands)	of net sales)	(in thousands)	of net sales)
Net sales	$446,380	100.0%	$415,124	100.0%
Cost of goods sold	266,492	59.7	229,941	55.4
Gross profit	179,888	40.3	185,183	44.6
Selling, general and administrative expenses	140,097	31.4	127,207	30.6
Amortization of intangibles	871	0.2	144	—
Royalty income, net of royalty expense	(3,771)	(0.8)	(3,830)	(0.9)
Income from operations	42,691	9.5	61,662	14.9
Interest expense	15,936	3.5	15,981	3.9
Debt extinguishment and refinancing	249	0.1	4,567	1.1
Other income, net	(70)	—	(75)	—
Income before income taxes	26,576	5.9	41,189	9.9
Income tax expense	5,105	1.1	11,821	2.8
Net income	$21,471	4.8%	$29,368	7.1%
Effective tax rate	19.2%		28.7%

The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Three Months Ended:
	August 26,	August 27,
	2007	2006
Americas:
United States	75.1%	76.7%
Canada	11.4	10.3
Other	5.5	5.4
Total Americas	92.0	92.4
Europe	8.0	7.6
Total	100.0%	100.0%

The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the Three Months Ended
	August 26, 2007		August 27, 2006
		(percentage		(percentage
	(in thousands)	of net sales)	(in thousands)	of net sales)
Total Americas (US Dollars):
Net sales	$410,548	100.0%	$383,767	100.0%
Cost of goods sold	239,653	58.4	208,337	54.3
Gross profit	170,895	41.6	175,430	45.7
United States (US Dollars):
Net sales	335,084	100.0	318,394	100.0
Cost of goods sold	196,173	58.5	170,328	53.5
Gross profit	138,911	41.5	148,066	46.5
Canada:
US Dollars:
Net sales	51,031	100.0	42,927	100.0
Cost of goods sold	29,136	57.1	23,820	55.5
Gross profit	21,895	42.9	19,107	44.5
Canadian Dollars:
Net sales	54,121	100.0	48,210	100.0
Cost of goods sold	30,896	57.1	26,750	55.5
Gross profit	23,225	42.9	21,460	44.5
Other Americas (US Dollars):
Net sales	24,433	100.0	22,446	100.0
Cost of goods sold	14,344	58.7	14,189	63.2
Gross profit	10,089	41.3	8,257	36.8
Europe:
US Dollars:
Net sales	35,832	100.0	31,357	100.0
Cost of goods sold	26,839	74.9	21,604	68.9
Gross profit	8,993	25.1	9,753	31.1
Euros:
Net sales	26,323	100.0	24,798	100.0
Cost of goods sold	19,712	74.9	17,082	68.9
Gross profit	$6,611	25.1%	$7,716	31.1%

Quarter Ended August 26, 2007 compared with Quarter Ended August 27, 2006

Net Sales.   Our consolidated net sales for the quarter ended August 26, 2007, were $446.4 million, an increase of $31.3 million, or 7.5% from the quarter ended August 27, 2006. Total Americas net sales were $410.5 million for the third quarter of fiscal 2007, an increase of 7.0% over the third quarter of fiscal 2006. This increase was primarily related to our U.S. and Canadian operations within the Americas segment. Total U.S. net sales were $335.1 million for the third quarter of fiscal 2007, an increase of 5.2% over the third quarter of fiscal 2006. In response to the softness of the U.S. bedding industry, our focus has been on driving unit volume. The U.S. net sales increase of $16.7 million was attributable to a 10.3% increase in unit volume partially offset by a 4.6% decrease in average unit selling price. The increase in unit volume is primarily attributable to the strong sales of our Posturepedic Reserve beds, which we began shipping in our second fiscal quarter of 2007, as well as the continued success of our specialty bedding products, which grew approximately 73% over the comparable prior year period. The decrease in average unit selling price is primarily due to increased sales of our Reserve beds, decreased sales of higher priced luxury Posturepedic beds and strategic pricing actions taken in the fiscal first quarter of 2007 on selected products such as the TrueForm line, partially offset by a favorable mix of higher-end specialty and Stearns & Foster sales. In Canada, local currency sales gains of 12.3% translated into gains of 18.9% in U.S. dollars. Local currency gains in Canada were driven by a 15.9% increase in unit volume, which was partially offset by a 3.1% decline in average unit selling price. The changes in volume and average unit selling price were a result of selective pricing actions. Elsewhere in the Americas, we experienced sales gains in our Mexico and Argentina markets. In our European segment, local currency sales gains of 6.2% translated into gains of 14.3% in U.S. dollars. Local currency gains in Europe were driven by a 63.2% increase in unit volume, partially offset by a 35% decrease in average unit selling price. Increased sales of OEM latex bed cores, which have lower prices, drove the unit growth and the decrease in average unit selling price. Local currency finished goods sales in Europe increased 8.5%.

Gross Profit.   Our consolidated gross profit for the quarter was $179.9 million, a decrease of $5.3 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 4.3 percentage points to 40.3%. This was due to a decrease in gross profit margins in both of our segments. Total Americas gross profit for the quarter was $170.9 million, a decrease of $4.5 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 4.1 percentage points to 41.6%. This decrease was primarily due to a decrease in gross profit margins in our U.S. and Canadian operations. U.S. gross profit decreased $9.2 million to $138.9 million, which, as a percentage of sales, represents a decrease of 5.0 percentage points to 41.5% of net sales. This decrease was primarily driven by the addition of $9.5 million of flame retardant materials to the remainder of our products as well as the above mentioned shift in sales mix and pricing actions. Partially offsetting this decrease were continued improvements in our manufacturing efficiencies. On a per unit basis, material costs increased 7.9% relative to the third quarter of fiscal 2006 primarily due to additional costs to make our products compliant with the 2007 federal flame retardancy regulations as well as steps taken to provide greater value through the Reserve and Stearns & Foster beds, partially offset by improved yields on raw materials. The gross profit margin in Canada decreased 1.6 percentage points to 42.9% of net sales due to the selective pricing actions mentioned above that reduced average unit selling prices. In our European segment, the gross profit margin decrease resulted from a shift in sales of latex bed cores to other manufacturers to lower margin accounts.

Selling, General, Administrative.   Our consolidated selling, general, and administrative expense increased $12.9 million to $140.1 million. This increase was due to $7.5 million of increases in volume variable expenses, which included a $5.0 million increase in cooperative advertising costs and a $1.7 million increase in delivery costs due to higher unit volume. Other cost increases included a $3.6 million increase in promotional expenses in the U.S. operations associated with new product roll outs in the quarter and other promotional expenses, $1.4 million of costs associated with an organizational realignment in the U.S., a $1.3 million increase in spending on national advertising, and $1.0 million of higher selling costs to support the international sales growth, particularly in Europe. These increases were partially offset by $1.9 million of cost reductions. As a percent of net sales this expense was 31.4% and 30.6% for the quarters ended August 26, 2007 and August 27, 2006, respectively, an increase of 0.8 percentage points.

Royalty income, net of royalty expense.   Our consolidated royalty income, net of royalty expenses, for the three months ended August 26, 2007 remained flat as compared with the prior year period at $3.8 million.

Interest Expense.   Our consolidated interest expense for the third quarter of fiscal 2007 remained flat as compared with the prior year period at $16.0 million. Our net weighted average borrowing cost was 7.8% for the three months ended August 26, 2007 and August 27, 2006. Our borrowing cost was favorably impacted by the retirement of $28.0 million of our 2014 Notes late in the quarter and by lower rates on the fixed component of our senior secured term debt as a result of the August 2006 amendment of our senior credit agreement. This was offset by higher interest rates on the unhedged variable rate component of our floating rate debt.

Debt Extinguishment and Refinancing Expenses.   During the three months ended August 26, 2007, we incurred $0.2 million of debt extinguishment costs consisting of $0.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $28 million of our 2014 Notes. During the three months ended August 27, 2006 we incurred $4.6 million of debt extinguishment costs consisting of $0.5 million of cash expenses and $4.1 million of non-cash charges related to the refinancing of our senior secured term loans.

Income Tax.   Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended August 26, 2007 was 19.2% compared to 28.7% for the three months ended August 27, 2006. The effective rate for the fiscal 2007 period was lower than the fiscal 2006 period primarily as the result of a $7.0 million reduction in tax reserves due to the elimination of federal and state tax exposures from statutes of limitations expiring.

Tabular Information—Year to Date

The following table sets forth our summarized results of operations for the nine months ended August 26, 2007 and August 27, 2006, expressed in thousands of dollars as well as a percentage of each period’s net sales:

	For the nine months ended:
	August 26, 2007		August 27, 2006
		(percentage		(percentage
	(in thousands)	of net sales)	(in thousands)	of net sales)
Net sales	$1,260,775	100.0%	$1,187,571	100.0%
Cost of goods sold	731,095	58.0	657,115	55.3
Gross profit	529,680	42.0	530,456	44.7
Selling, general and administrative expenses	402,542	31.9	373,922	31.5
Expenses associated with IPO	—	—	28,510	2.4
Amortization of intangibles	2,484	0.2	399	—
Royalty income, net of royalty expense	(13,474)	(1.1)	(11,225)	(0.9)
Income from operations	138,128	11.0	138,850	11.7
Interest expense	47,070	3.7	52,610	4.5
Debt extinguishment and refinancing	249	—	9,862	0.8
Other income, net	(284)	—	(641)	(0.1)
Income before income taxes and cumulative effect	91,093	7.3	77,019	6.5
Income taxes	28,855	2.3	24,266	2.1
Income before cumulative effect of change in accounting principle	62,238	5.0	52,753	4.4
Cumulative effect of change in accounting principle	—	—	287	—
Net income	$62,238	5.0%	$52,466	4.4%
Effective tax rate	31.7%		31.5%

The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Nine Months Ended:
	August 26,	August 27,
	2007	2006
Americas:
United States	75.7%	77.8%
Canada	10.5	9.9
Other	5.7	5.2
Total Americas	91.9	92.9
Europe	8.1	7.1
Total	100.0%	100.0%

The following table shows our net sales and margin profitability for our Americas and Europe segments, as well as the major geographic regions within our Americas segment:

	For the nine months ended:
	August 26,		August 27,
	2007		2006
		(percentage		(percentage
	(in thousands)	of net sales)	(in thousands)	of net sales)
Total Americas (US Dollars):
Net sales	$1,158,444	100.0%	$1,103,806	100.0%
Cost of goods sold	655,929	56.6	598,972	54.3
Gross profit	502,515	43.4	504,834	45.7
United States (US Dollars):
Net sales	954,963	100.0	924,434	100.0
Cost of goods sold	539,855	56.5	496,069	53.7
Gross profit	415,108	43.5	428,365	46.3
Canada:
US Dollars:
Net sales	132,028	100.0	116,988	100.0
Cost of goods sold	75,610	57.3	64,875	55.5
Gross profit	56,418	42.7	52,113	44.5
Canadian Dollars:
Net sales	146,824	100.0	133,387	100.0
Cost of goods sold	84,070	57.3	73,988	55.5
Gross profit	62,754	42.7	59,399	44.5
Other Americas (US Dollars):
Net sales	71,453	100.0	62,384	100.0
Cost of goods sold	40,464	56.6	38,028	61.0
Gross profit	30,989	43.4	24,356	39.0
Europe:
US Dollars:
Net sales	102,331	100.0	83,765	100.0
Cost of goods sold	75,166	73.5	58,142	69.4
Gross profit	27,165	26.5	25,623	30.6
Euros:
Net sales	76,558	100.0	68,125	100.0
Cost of goods sold	56,221	73.4	47,503	69.7
Gross profit	$20,337	26.6%	$20,622	30.3%

Nine Months Ended August 26, 2007 compared with Nine Months Ended August 27, 2006

Net Sales.   Our consolidated net sales for the nine months ended August 26, 2007, were $1,260.8 million, an increase of $73.2 million, or 6.2% from the nine months ended August 27, 2006. Total Americas net sales were $1,158.4 million for the first nine months of fiscal 2007 compared to $1,103.8 million for the first nine months of fiscal 2006. This increase was primarily related to our U.S. and Canadian operations within the Americas segment. Total U.S. net sales were $955.0 million for the first nine months of fiscal 2007 compared to $924.4 million for the first nine months of fiscal 2006. In response to the softness of the U.S. bedding industry, our focus has been on driving unit volume. The U.S. net sales increase of $30.5 million was attributable to a 7.6% increase in unit volume partially offset by a 4.0% decrease in average unit selling price. The increase in unit volume is primarily attributable to the strong performance of our Sealy brand promotional product sales, which were up 23% from the prior year period, as well as our specialty bedding product sales, which increased 70% over the comparable prior year period. The decrease in average unit selling price is primarily due to the higher volume of lower priced mattresses, such as our promotional products. In addition, strategic pricing actions were taken on selected products such as the Stearns & Foster and TrueForm lines to drive unit volume. In Canada, local currency sales gains of 10.1% translated into gains of 12.9% in US dollars. Local currency gains in Canada were driven by a 17.4% increase in unit volume, which were partially offset by a 6.2% decline in average unit selling price. The changes in volume and average unit selling price were a result of selective pricing actions and increased promotional product sales. Elsewhere in the Americas, we experienced sales gains in our Mexico and Argentina markets. In our European segment, local currency gains of 12.4% translated into gains of 22.2% in US dollars. Local currency gains in Europe were driven by a 66.7% increase in unit volume, partially offset by 32.6% decrease in average unit selling price. The decrease in average unit selling price is attributable to increased sales of latex bed cores to other manufacturers. Local currency finished goods sales in Europe increased 9.5%.

Gross Profit.   Our consolidated gross profit for the nine months ended August 26, 2007 was $529.7 million, a decrease of $0.8 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 2.7 percentage points to 42.0%. This was due primarily to a decrease in our U.S. and Canada gross profit margins within our Americas segment. Total Americas gross profit decreased $2.3 million to $502.5 million, which, as a percentage of sales, represented a decrease of 2.3 percentage points to 43.4%. U.S. gross profit decreased $13.3 million to $415.1 million, which, as a percentage of sales, represented a decrease of 2.8 percentage points to 43.5%. This decrease was driven by the addition of $19.1 million of flame retardant materials to most of our products, the change in product mix and the strategic pricing actions mentioned above, and $2.6 million of startup costs associated with the new latex facility in Mountain Top, PA. Partially offsetting this decrease were continued improvements in our manufacturing efficiencies, lower employee health insurance costs arising from our transition to a new, third party administrator, as well as $2.5 million of refunds on lumber tariffs received from Canadian suppliers (see Note 16, Contingencies, in Part I). On a per unit basis, material costs increased 4.8% relative to the first nine months of fiscal 2006 primarily due to additional costs to make our products compliant with the 2007 federal flame retardancy regulations, partially offset by improved yield on raw materials. Gross profit margin in our Canadian operations decreased 1.8 percentage points to 42.7% resulting from pricing actions taken that reduced average unit selling prices and increased sales of lower margin promotional products. In our European segment, the gross profit margin decrease resulted from an increased mix of lower margin sales of latex bed cores to other manufacturers.

Selling, General, Administrative.   Our consolidated selling, general, and administrative expense increased $28.6 million to $402.5 million. This increase was due to $23.0 million of volume variable expenses, which included a $12.4 million increase in cooperative advertising costs and a $6.7 million increase in delivery costs due primarily to higher unit volume. Other cost increases included a $4.5 million increase in promotional expenses in the U.S. operations associated with the 2007 roll out of our new

Posturepedic Reserve products and Stearns & Foster product line and other promotional expenses, a $4.3 million increase in spending on national advertising, and $3.3 million of costs associated with an organizational realignment in the U.S.. This increase was partially offset by a $3.9 million reduction in compensation and other sales and administration costs in addition to a gain on the sale of our Orlando facility of $2.6 million. As a percent of net sales this expense was 31.9% and 31.5% for the nine months ended August 26, 2007 and August 27, 2006, respectively.

Expenses Associated With IPO.   During the second quarter of fiscal 2006, we incurred $28.5 million of expenses directly related to the IPO, which included approximately $17.5 million of transaction-related bonuses paid to management employees and $11.0 million paid to KKR for the termination of the Management Services Agreement.

Royalty income, net of royalty expense.   Our consolidated royalty income, net of royalty expenses, for the nine months ended August 26, 2007 was $13.5 million, an increase of $2.2 million compared with the nine months ended August 27, 2006, primarily due to an increase in international royalty revenue.

Interest Expense.   Our consolidated interest expense for the first nine months of fiscal 2007 decreased $5.5 million from the prior year period to $47.1 million, primarily due to lower debt levels resulting from the retirement of the $89.1 million of PIK Notes and $47.5 million of the 2014 Notes in the second quarter of fiscal 2006 using proceeds from the IPO, an additional retirement of $28 million of the 2014 Notes late in the third quarter of fiscal 2007, as well as $35 million in voluntary prepayments of our senior term debt since August 27, 2006. Our net weighted average borrowing cost was 7.6% and 7.7% for the nine months ended August 26, 2007 and August 27, 2006, respectively. The decrease in our borrowing cost was due to lower interest rates on the unhedged variable rate component of our floating rate debt as well as lower interest rates on the fixed component of our senior secured term debt as a result of the August 2006 amendment of our senior credit agreement.

Debt Extinguishment and Refinancing Expenses.   During the nine months ended August 26, 2007, we incurred $0.2 million of debt extinguishment costs consisting of $0.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $28 million of our 2014 Notes. During the nine months ended August 27, 2006 we incurred $9.9 million of debt extinguishment costs consisting of $3.6 million of cash expenses and $1.7 million of non-cash charges related to the extinguishment of debt retired using proceeds from the IPO as well as $0.5 million of cash expenses and $4.1 million of non-cash charges related to the refinancing of our senior term debt in August 2006.

Income Tax.   Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the nine months ended August 26, 2007 was 31.7% compared to 31.5% for the nine months ended August 27, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Funds

Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, interest payments on our outstanding senior subordinated notes, and dividend payments to shareholders. Capital expenditures totaled $33.5 million for the nine months ended August 26, 2007. We expect total 2007 capital expenditures to be approximately $40 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At August 26, 2007, we had approximately $78.0 million available under our revolving credit facility after taking into account letters of credit issued totaling $27.0 million. Our net weighted average borrowing cost was 7.6% and 7.7% for the nine months ended August 26, 2007 and August 27, 2006, respectively. The decrease in our borrowing cost was due to lower interest rates on the unhedged variable rate component of our floating rate debt as well as lower interest rates on the fixed component of our senior secured term debt as a result of the August 2006 amendment of our senior credit agreement as discussed below in greater detail. As a result of the IPO completed April 12, 2006, approximately $90 million of the net proceeds were used to retire the PIK Notes including accrued interest and prepayment penalties thereon, and approximately $52 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under our 2014 Notes along with accrued interest and market premiums thereon. In addition, we retired $28 million of our 2014 Notes during the third quarter of fiscal 2007.

Debt

We have incurred debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in 2010 and senior secured term loan facilities maturing in August 2011 and August 2012 with outstanding balances of $425 million at August 26, 2007 for the senior facilities. We also have an outstanding principal balance of $314 million at August 26, 2007 on the 2014 Notes.

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

Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of September 27, 2007, we had $15 million outstanding under our revolving credit facility.

Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate (“ABR”), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. At August 26, 2007, we are unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2008 with respect to excess cash flow for the 2007 fiscal year.

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

On June 15, 2007 we entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. To retain the designation of this swap as a hedging instrument, we will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

The outstanding 2014 Notes consist of $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the 2014 Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). During the third quarter of fiscal 2007, we retired $28 million aggregate principal amount of the 2014 Notes. During the second quarter of fiscal 2006, we used a portion of the proceeds from the IPO to retire approximately $47.5 million aggregate principal amount of the 2014 Notes.

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

At August 26, 2007, we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our Company’s stock. As of August 26, 2007, we had repurchased $7.1 million under this program, $1.7 million of which was repurchased during the third quarter of fiscal 2007. From August 27 through October 3, 2007, we repurchased an additional 529,000 shares for $7.7 million under this program.

Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following August 26, 2007. We will be required to make scheduled principal payments of $30.2 million during the next twelve months, with $12.9 million for our senior secured term loans, $2.3 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

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

Dividend

On October 3, 2007, our Board of Directors declared a cash dividend in the amount of $0.075 per share of common stock payable on November 1, 2007 to stockholders of record as of October 22, 2007. This will result in a dividend distribution of approximately $6.8 million to be paid during the fourth quarter of fiscal 2007.

Cash Flow Analysis

The following table summarizes our changes in cash:

	Nine Months Ended:
	August 26,	August 27,
	2007	2006
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$53,450	$(3,118)
Investing activities	(28,528)	(20,180)
Financing activities	(55,240)	7,825
Effect of exchange rate changes on cash	(654)	1,125
Change in cash and cash equivalents	(30,972)	(14,348)
Cash and cash equivalents:
Beginning of period	45,620	36,554
End of period	$14,648	$22,206

Nine Months Ended August 26, 2007 Compared With Nine Months Ended August 27, 2006

Cash Flows from Operating Activities.   Our cash flow from operations increased $56.6 million to $53.5 million net cash provided for the nine months ended August 26, 2007, compared to a $3.1 million net use of cash for the nine months ended August 27, 2006. Contributing to this increase were approximately $30.8 million of prior year cash expenses and interest payments associated with the initial public offering and related debt extinguishments in fiscal 2006. The remaining increase is primarily the result of changes in working capital and timing of various vendor payments.

Cash Flows from Investing Activities.   Our cash flows used in investing activities increased approximately $8.3 million to $28.5 million net use of cash for the nine months ended August 26, 2007, compared to a $20.2 million net use of cash for the nine months ended August 27, 2006 due to $12.9 million higher capital expenditures for the first nine months of fiscal 2007 as compared with the prior year period. The increased capital expenditures were primarily due to the construction of our new facility in Mountain Top, PA. These expenditures were partially offset by $4.5 million higher proceeds on sales of assets, including $4.8 million received from the sale of our Orlando facility.

Cash Flows from Financing Activities.   Our cash flow used in financing activities for the nine months ended August 26, 2007 increased $63.1 million to a $55.2 million net use of cash from a net source of $7.8 million for the nine months ended August 27, 2006. This increased use of cash is primarily due to $20.6 million of cash dividends paid in the first nine months of fiscal 2007, $37.5 million of debt repayments and $7.1 million used to repurchase our common stock during the first nine months of fiscal 2007, partially offset by an increase of $3.9 million related to the exercise of employee stock options in the first nine months of fiscal 2007 as compared with the prior year period. In addition, the prior year period included $295.5 million of proceeds from our initial public offering offset by $131.8 million of cash dividends and $139.3 million of debt retirements.

Income Taxes

Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. In addition, the FASB recently issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), as described in Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1, included herein. We are still assessing the potential impact of adopting this interpretation. Our tax expense includes the impact of reserve positions and changes to reserves that we consider appropriate, as well as related interest. While the Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in assessment and payment of taxes related to these positions during the one year period following August 26, 2007. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and nine months ended August 26, 2007:

	Three Months Ended:	Nine Months Ended:
	August 26, 2007	August 26, 2007
	(in thousands)	(in thousands)
Net income	$21,471	$62,238
Interest expense	15,936	47,070
Income taxes	5,105	28,855
Depreciation and amortization	7,881	23,064
EBITDA	50,393	161,227
Unusual and nonrecurring losses:
North American realignment	1,362	3,274
Other (various)(a)	1,783	1,799
Adjusted EBITDA	$53,538	$166,300

(a)           Consists of various immaterial adjustments

The following table reconciles EBITDA to cash flow from operations:

Nine Months Ended:
August 26, 2007
(in thousands)
EBITDA	$161,227
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(47,070)
Income taxes	(28,855)
Non-cash charges against (credits to) net income	(4,805)
Changes in operating assets & liabilities	(27,047)
Cash flow from operations	$53,450

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

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management’s discussion and analysis section of our Annual Report on Form 10-K (File No. 001-08738).

Foreign Currency Exposures

Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximately $1.3 million dollar impact on our financial position for the nine months ended August 26, 2007. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward contracts. At August 26, 2007, we had forward contracts to sell a total of 14 million Canadian dollars with expiration dates ranging from August 30, 2007 through November 30, 2007. At August 26, 2007, the fair value of our net liability under the forward contracts was $1.1 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

Interest Rate Risk

On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument was an asset of $1.3 million at August 26, 2007 and $2.8 million at November 26, 2006.

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

Based on the unhedged portion of our variable rate debt outstanding at August 26, 2007, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

Commodity Price Risks

The costs of our steel innerspring, polyurethane foam, polyester and polyethylene component parts are impacted by volatility in the price of steel and petroleum. Due to tightness in supply, we have also seen an increase in the price of rayon fibers. We believe the cost of the components could remain slightly elevated above their recent historical averages throughout fiscal 2007. We do not engage in commodity hedging programs.

Item 4.                        Internal Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The table below shows our repurchases of the Company’s common stock during the third quarter of fiscal 2007.

Period	Total number of shares purchased (1)	Average price paid per share(1)	Total number of shares purchased during quarter as part of publically announced program(2)	Approximate dollar value of shares that may yet be purchased under program
May 28 - June 24, 2007	18,112	$16.47	—	$94,623,832
June 25 - July 22, 2007	—	—	—	94,623,832
July 23 - August 26, 2007	113,100	15.25	113,100	92,899,229
Total	131,212		113,100

(1)          These amounts include common stock surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company’s 1998 and 2004 Stock Option Plans. For the quarter ended August 26, 2007, the following shares of Sealy Corporation common stock were surrendered by participants in the Plans and included in the total number of shares purchased: May 28 – June 24, 2007—18,112 shares at an average price per share of $16.47; no shares were purchased from participants in the Plans during the periods June 25 – July 22, 2007 and July 23 – August 26, 2007.

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

Item 3.                        Defaults Upon Senior Securities

None

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 5.                        Other Information

None

Item 6.                        Exhibits

10.1	Amendment No. 1 to the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaires, adopted July 25, 2007.
31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
32	Certification pursuant to 18 U.S.C. Section 1350.

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

Date: October 4, 2007