Form 10-K
period 2007-12-02
SEALY CORP
filed 2008-01-31
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 2, 2007
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
Registrant's telephone number, including area code—(336) 861-3500
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelterated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of May 27, 2007 was $727,588,756.

         The number of shares of the registrant's common stock outstanding as of January 18, 2008 is approximately: 90,813,976.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:

         Portions of the Registrant's proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

PART I

Item 1.    Business

General

        Sealy Corporation (hereinafter referred to as the "Company", "Sealy", "we", "our", or "us"), a Delaware corporation organized in 1984, is the largest bedding manufacturer in the world. Based on Furniture/Today, a furniture industry publication, we are also the leading bedding manufacturer in the United States with a wholesale domestic market share of approximately 20.6% in 2006, 1.45 times greater than that of our next largest competitor.

        We manufacture and market a complete line of bedding products, including mattresses and mattress foundations. Our conventional (innerspring) bedding products are manufactured and marketed in the Americas under our Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brand names. In addition, we manufacture and market specialty (non-innerspring) visco-elastic and latex bedding products under the TrueForm, SpringFree, Stearns & Foster, Reflexions, Carrington Chase, MirrorForm and Pirelli brand names, which we sell into the quickly growing and profitable specialty bedding category in the United States and internationally.

        We believe that our Sealy brand name has been the number one selling brand in the domestic bedding industry for over 25 years and our Stearns & Foster brand name is one of the leading brands devoted to the fast growing luxury category in the industry. We believe going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy), one of the leading luxury brands (Stearns & Foster), and differentiated specialty bedding offerings gives us a competitive advantage and strengthens our relationships with our customers by allowing us to offer sleep solutions to a broad group of consumers.

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

Initial Public Offering of Our Common Stock and Use of Proceeds

        On April 12, 2006, we completed an initial public offering ("IPO") of our common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. We used a portion of the proceeds to pay a cash dividend to shareholders of record immediately prior to the IPO of $125 million. We also used a portion of the proceeds from the IPO to repurchase and retire $47.5 million aggregate principal amount of our 8.25% Senior Subordinated Notes due 2014 in a series of open market transactions completed on April 26, 2006 at prices ranging from 105.25% to 105.92% of par, plus accrued interest. On April 21, 2006, we used approximately $90.0 million of IPO proceeds to redeem the entire outstanding balance of the senior subordinated pay-in-kind notes ("PIK Notes"), along with accrued interest and prepayment penalties through the date of the redemption. For a detailed presentation of the sources and uses of cash from the IPO, see Note 2 to our Consolidated Financial Statements in Item 8.

Merger and Recapitalization

        On April 6, 2004, we completed a merger with an affiliate of Kohlberg Kravis Roberts & Co. L.P., which we refer to collectively as KKR, whereby KKR acquired approximately 92% of our capital stock. Certain of our stockholders prior to the merger, including affiliates of Bain Capital, LLC and others, which we refer to collectively as Rollover Stockholders, retained approximately an 8% interest in our stock. In connection with the merger, we recapitalized substantially all of our outstanding debt. At December 2, 2007, KKR controlled approximately 51% of our issued and outstanding common stock.

Our Segments

        We have two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on our organizational structure, which is organized around geographic areas. Both of our reportable segments manufacture and market conventional bedding products. The Americas segment operations are concentrated in the United States, Canada, Mexico, Puerto Rico, Argentina and Brazil with our dominant operations being in the United States. Europe operations are concentrated in western Europe. We derived approximately 8.2% of our fiscal 2007 net sales from our European segment, with the remainder of our net sales coming from the Americas segment. For more information regarding revenues, income and assets by reportable segment, see Note 18 to our Consolidated Financial Statements in Item 8.

Products

        We produce mattresses across a range of technologies, including innerspring, visco-elastic "memory foam", air-adjustable and latex and sell them in a diversity of geographies in the Americas and Europe. The majority of our products continue to be in the domestic innerspring market where we offer a complete line of innerspring bedding products in sizes ranging from twin to king size, selling at retail price points from under $300 to approximately $5,000 per queen set domestically. While we sell products at all retail price points, we focus our product development and sales efforts toward mattress and box spring sets which sell at retail price points above $750 domestically. We believe that higher priced sectors of the market offer faster growth and greater profitability. For fiscal 2007, we derived approximately 63% of our total domestic sales from products with retail price points of $750 and above, with our sales in this market sector having increased by 8% over the past two years.

        In the first quarter of fiscal 2007, we introduced a new line of Stearns & Foster branded mattresses and box springs that incorporates the features we determined were the most desired by the customer during our market and consumer research studies. We also introduced a new line of Posturepedic Reserve branded mattresses and box springs. These launches were essentially completed in the third quarter of fiscal 2007. In addition, we introduced new Sealy-branded products that are compliant with the new Federal flame retardant standard, 16 CFR Part 1633 passed by the U.S. Consumer Product Safety Commission, which became effective July 1, 2007. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to our new product lines.

        In the Americas and Europe, we also produce a variety of latex foam, visco-elastic "memory foam" and air-adjustable bedding products for the specialty bedding category. The specialty bedding category has experienced substantial growth in recent years. We believe that by successfully leveraging our strong premium brand positions, existing relationships with customers, marketing and distribution capabilities, product development capabilities and latex manufacturing technology, we have the potential to make significant gains in the specialty bedding category. In the U.S., we introduced our new Sealy Posturepedic TrueForm and MirrorForm visco-elastic bedding products to take advantage of the rapid growth of the specialty bedding category. We have experienced additional growth in the specialty bedding category in 2006 and 2007 since the roll out of the TrueForm and MirrorForm products and the introduction of additional specialty bedding offerings to strengthen our competitive position for our customers. During fiscal 2007, our U.S. specialty bedding sales grew 56% over fiscal 2006 sales and our fiscal 2006 domestic specialty bedding sales grew 86% over our fiscal 2005 sales. In our other international markets within the Americas, we also offer a wide range of products. In each market, we offer a full line of innerspring and specialty products under the Sealy, Stearns & Foster and local brand names.

        In Europe, we are primarily focused on the production marketing and distribution of latex product which is produced through a continuous production process and is sold to customers in the European retail market. Additionally, Europe sells latex components to other mattress, furniture and automotive manufacturers worldwide. While our primary focus in Europe is on latex product, we also produce and sell innerspring product within the European retail market.

        In our international markets, we also offer a wide range of products. In each market, we offer a full line of innerspring and specialty products under the Sealy and local brand names.

Customers

        Our five largest customers on a consolidated basis accounted for approximately 24% of our net sales for fiscal 2007 and no single customer represented more than 10% of our net sales during fiscal 2007. In the Americas, no single customer represented more than 10% of our net sales for this period. In the U.S., we serve a large and well diversified base of approximately 2,900 customers representing approximately 7,000 outlets, including furniture stores, specialty bedding stores, department stores and warehouse club stores. Our extensive customer relationships, large and well trained sales force effective marketing, leading brand names and broad portfolio of product offerings have contributed to a leading market share among the top 25 U.S. bedding retailers by wholesale dollars, a group that we believe is growing faster than the broader market.

        We believe our sales force is the largest and best trained in the U.S. bedding industry, as evidenced by our high market share among our major retail accounts, new account growth and strong customer retention rates. Our sales strategy supports strong retail relationships through the use of cooperative advertising programs, in-store product displays, sales associate training and a national advertising campaign to support our multiple brand platforms. A key component of our sales strategy is the leveraging of our portfolio of multiple leading brands across the full range of retail price points to capture and retain long term customer relationships.

        In Europe, we sell finished mattresses to approximately 4,000 customers including furniture stores, specialty bedding stores and department stores. Additionally, Europe sells latex components to original equipment manufacturers (OEMs) in a variety of industries, though the primary focus is bedding or furniture applications. One customer comprises approximately 11.6% of sales within Europe.

Sales and Marketing

        Our sales depend primarily on our ability to provide quality products with recognized brand names at competitive prices. Additionally, we work to build brand loyalty with our end-use consumers, principally through targeted in-country national advertising and cooperative advertising with our dealers, along with superior "point-of-sale" materials designed to emphasize the various features and benefits of our products which differentiate them from other brands.

        In the U.S., our national account and regional account sales forces are organized along customer lines, and our field sales force is generally structured based on regions of the country and districts within those regions. We have a comprehensive training and development program for our sales force, including our University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

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

Operations

        We manufacture and distribute products to our customers primarily on a just-in-time basis from our network of 32 company-operated bedding and component manufacturing facilities located around the world. We manufacture most conventional bedding to order and employ just-in-time inventory techniques in our manufacturing process to more efficiently serve our dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five business days of receipt from our plants located in close proximity to a majority of our customers. We believe there are a number of important advantages to this operating model such as the ability to provide superior service and uniform products to regional, national and global accounts, a significant reduction in our required inventory investment and short delivery times and increased consistency of service. We believe these operating capabilities, and the ability to serve our customers, provide us with a competitive advantage.

        We believe we are the most vertically integrated U.S. manufacturer of innerspring, box spring and latex components. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability for producing substantially all of our mattress innerspring requirements and approximately half our box spring component parts requirements. This vertical integration lessens our reliance upon certain key suppliers to the innerspring bedding manufacturing industry and provides us with the following competitive advantages:

  •
  procurement advantage by lessening our reliance upon industry suppliers and thus increasing our flexibility in production;

  •
  production cost advantage via cost savings directly related to our vertically integrated components production capabilities; and

  •
  improving our ability to react to shifts in market demands, thus improving time to market.

        Our Europe segment is a leading manufacturer of latex bedding products in Europe, with manufacturing operations in France and Italy. The Europe segment has a proprietary, low cost, high quality continuous latex production capability. This same process was placed in service in the second fiscal quarter of 2007 at our new domestic production facility in Pennsylvania. Given the continuing growth of the specialty bedding category, we believe we are well positioned to offer differentiated products at lower cost.

Suppliers

        In the U.S., we are dependent upon a single supplier for certain polyethylene structural components in our mattress units. Such components are purchased under a measured supply agreement and are manufactured in accordance with proprietary process designs co-developed and exclusive to the supplier. We have incorporated these methods of construction into many of our branded products. We continue to develop alternative supply sources, allowing acquisition of similar component parts which meet the functional requirements of various product lines. We also purchase a portion of our box spring parts from third party sources and manufacture the remainder of these parts. We are also dependent on a single supplier for the visco-elastic components and assembly of our TrueForm product line. Except for our dependence regarding certain polyethylene structural and visco-elastic components and assembly of our TrueForm product line, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

International

        We derived approximately 25.5% of our fiscal 2007 net sales internationally, primarily from Canada and Europe. We also generate income from royalties by licensing our brands, technology and trademarks to other manufacturers, including twelve international independent licensees.

        We have 100% owned subsidiaries in Canada, Mexico, Puerto Rico, Argentina, Uruguay, Brazil, France and Italy, which have marketing and manufacturing responsibilities for those markets. We have three manufacturing facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Uruguay, Brazil, France and Italy which comprise all of the company-owned manufacturing operations outside of the U.S. at December 2, 2007. We operate a distribution center in Uruguay with products received from our subsidiary in Argentina. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia. We operate a sales office in South Korea and use a contract manufacturer to service the South Korean market. In addition, we ship products directly into many small international markets.

        Our international operations are subject to the risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, see "Risk Factors" in Item 1A.

        For information regarding revenues and long lived assets by geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" as well as Note 18 to our Consolidated Financial Statements in Item 8. We have two reportable segments: the Americas and Europe.

Bedding Industry

General

        Our U.S. business within our Americas segment represents the dominant portion of our operations. The U.S. bedding industry generated wholesale revenues of approximately $6.8 billion during the calendar year 2006, according to the International Sleep Products Association. Based on a sample of leading mattress manufacturers, including Sealy, the International Sleep Products Association estimates that wholesale revenues for these manufacturers increased approximately 4.7% in 2006. The U.S. bedding industry has historically displayed healthy revenue growth, driven by both growing unit demand and rising average unit selling prices. From 1987 to 2006, the International Sleep Products Association estimates that the U.S. bedding industry has grown revenues at a compound annual growth rate of approximately 6.4%, driven by compounded growth in units of 2.4% and compounded growth in average unit selling price of 3.9%. During this 19 year period, there has been just one year in which industry revenues declined (by 0.3% in 2001). This stability and resistance to economic downturns is partially due to replacement purchases, which account for an estimated 70% of bedding industry sales.

        We believe we are well positioned to take advantage of two areas where bedding industry dynamics have been particularly favorable for growth: mattress sales at the premium end of the market (that is, greater than $1,000 per set) and sales of queen and king size mattresses. According to the International Sleep Products Association, mattress units sold in the United States by manufacturers representing 35.7% of total industry units at retail price points of at least $1,000, as a percentage of total industry mattress units sold, rose from 14.5% in 2001 to 22.3% in 2006. Additionally, queen and king size mattress units sold in the United States, as a percentage of total mattress units sold, rose from 43.3% in 2000 to 49.4% in 2006, according to the International Sleep Products Association. We believe we have a relatively higher market share in these categories compared to our overall domestic market share.

        The specialty bedding category, which represents non-innerspring bedding products including visco-elastic (memory foam), latex foam, air-adjustable and other mattress products represented approximately 22.5% of the overall U.S. mattress market revenue in 2006 according to the International Sleep Products Association. Also according to the International Sleep Products Association, the specialty bedding category has continued to experience substantial growth, with domestic specialty mattress sales growing in 2006 by 12.2% over 2005 sales.

Competition

        The bedding industry is highly competitive and we encounter competition from many manufacturers in both domestic and foreign markets. According to data compiled by the U.S. Census Bureau, there are over 550 manufacturers of mattresses and box springs in the U.S. conventional bedding industry, and these manufacturers principally compete by developing new products and distributing these new products in retail outlets. While many bedding manufacturers, including Sealy, offer multiple types of bedding products, some of our competitors focus on single product types. The single product focus of these competitors presents them with a competitive advantage, particularly in the specialty bedding market, but we believe going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy) and differentiated specialty bedding offerings give us a competitive advantage. We, together with Simmons Company and Serta, Inc., collectively accounted for approximately 47.8% of wholesale revenues in 2006, based on figures obtained from International Sleep Products Association and Furniture/Today industry publications.

Our Strategy

        We intend to deliver profitable sales growth from three sources: U.S. innerspring products, U.S. specialty products and our International markets. We also intend to leverage our scale to reduce costs and maintain our leading position with bedding retailers.

Demonstrable product and point of retail innovation for innerspring

        We believe ongoing product innovation is central to increasing market share and driving revenue growth in our industry. With respect to Sealy's ability to introduce new products, we employ a cross-functional product development process and make substantial investments in consumer research and analysis. The combination of this research-based approach to satisfying customer needs and the collaborative input of our sales, marketing, research and development, engineering, purchasing, finance and manufacturing departments into the product design process will maximize our potential for successful new product introductions over time.

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

        We have made significant investments in people and tools to increase our capacity for conducting research on new materials and designs. In 2005, we built our own flammability testing facility which allows us to experiment with materials and designs that ensure that our new products meet the federal flame retardant standard 16 CFR Part 1633 passed by the U.S. Consumer Product Safety Commission and accelerate the product development cycle.

        In January 2008, we unveiled an innovative new Sealy Posturepedic innerspring line which is designed to eliminate tossing and turning caused by pressure points. The line was designed in conjunction with orthopedic surgeons, and reviewed by the Orthopedic Advisory Board. These mattresses come in three series, Preferred, Reserve and Signature and range in retail price points from $599 to more than $1,000 in queen set.

Commitment to specialty products

        The specialty bedding category includes visco-elastic "memory-foam", latex foam and air-adjustable products and has experienced substantial growth both domestically and internationally. We believe that by successfully leveraging our strong brand advantage, proprietary latex manufacturing technology, and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding category, which according to consumer and market research, will continue to be a significant category of the market.

        In 2005, we introduced our new Sealy Posturepedic TrueForm and MirrorForm visco-elastic bedding products to take advantage of the fast growing specialty bedding category. In fiscal 2006, we expanded the line with additional products. In the second half of fiscal 2007, we made significant changes to our Sealy Posturepedic TrueForm product designs and supply chain. While we are not vertically integrated with this product line to the extent we are with our innerspring and latex foam products, these innovative and proprietary changes give us the opportunity to distinguish the line from competitor products and improve the profitability of these products.

        In the fourth fiscal quarter of 2005, we began to introduce a new line of SpringFree latex mattresses. In 2006, we began the construction of a proprietary, continuous latex production facility in Mountain Top, PA utilizing the technology employed in our European manufacturing facilities. This facility started up in the first quarter of fiscal 2007 and is now fully operational. We have also begun the installation of a second production line in this facility, which we expect to be operational by the end of the third fiscal quarter of 2008.

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

        In January 2008, we realigned our sales force by creating a new position of Executive Vice President of Sales. This position has the responsibility for overseeing all aspects of our U.S. sales force, including domestic sales, national accounts and sales training. This change was made to align our sales force with our overall strategic vision and to enable us to operate more effectively.

Maximize leading position in most attractive market sectors

        We continue to concentrate our sales, marketing and product development efforts on the fastest growing and most profitable categories of the bedding market. With approximately 77 million "baby boomers" reaching their peak spending years and a growing awareness among consumers of the benefits of quality sleep, customer demand for higher end mattresses has increased. We have a relatively higher market share in the greater than $1,000 retail price point sector compared to our overall domestic market share. We expect that the combination of these factors and our substantial presence in the higher end of the market will aid our future growth.

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

  •
  Leveraging our fixed cost base.

        We have recently implemented a comprehensive set of management metrics that provide extensive and timely data and analysis to support the management of our sales, marketing and operations activities. This process enables comparative benchmarking and institutionalization of manufacturing best practices across our 22 domestic mattress manufacturing facilities and will enable management to drive ongoing improvements in manufacturing costs, productivity and service levels, ultimately benefiting our overall profitability level. We have also begun introducing these management metrics in our international facilities.

        We also believe that the use of a metrics system will help our customers sell additional Sealy product to their customers, through more precise measuring and reaction to slot productivity and incremental slot velocity on the retail floor, and more focused marketing (including national, regional, direct and point of sale materials), which we believe will ultimately benefit Sealy and all of its partners (both retailers and suppliers) in increasing sales, profitability and productivity.

Rigorously control expenses

        Our new product lines are designed by a cross-functional team to ensure optimum manufacturing performance and profit potential. For example, the rollout of our one-sided products has enhanced our manufacturing efficiency and increased our profitability. Our UniCased lines were engineered to optimize our manufacturing capabilities, with reduced design and production complexity that has decreased production costs. Across all products, the transition to a one-sided design has led to a significant reduction in the number of panel and border fabric SKU's, which has improved material yield, lowered labor costs per unit and lowered levels of working capital.

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

        Beyond the manufacturing facilities and product design, we believe that there are opportunities to drive efficiencies in our Sales, General and Administrative areas through a focus on continuous improvement. This improvement can come from the application of performance metrics and process improvement actions in all expense areas.

Drive disproportionate growth in our international markets

        In December 2006 we announced a realignment of management to treat North America as a single market. The sales and marketing functions in Canada, the United States, Mexico and Puerto Rico now report to the President, North America. Similarly, the manufacturing, purchasing and logistics functions in Canada, the United States, Mexico and Puerto Rico now report to the Executive Vice President Operations, North America. We plan to grow our international business through market-oriented strategies. In Canada, where we have the leading market share position, we also intend to expand our presence by executing a strategy which is similar to that utilized in the U.S. market. In Europe, we seek to gain share from regional competition in a fragmented market by leveraging our sales, marketing and proprietary manufacturing expertise. In Mexico, Argentina and Uruguay, we plan to profitably grow our positions by leveraging our sales, marketing and product development capabilities. In Brazil we will be transitioning the business away from lower priced product manufactured in Brazil, to higher priced product sold through fewer distribution points. In addition, we anticipate further growth from international licensees.

Other Company Information

Licensing

        At December 2, 2007, there were 19 separate license arrangements in effect with seven domestic and twelve foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services (a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), Chairworks Manufacturing Group Limited (an office seating manufacturer), Mantua Manufacturing Co. (a bed frame manufacturer) and KCB Enterprises (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

        Our twelve foreign license agreements provide exclusive rights to market the Sealy brand in Thailand, Japan, the United Kingdom, Spain, Australia, New Zealand, South Africa, Israel, Saudi Arabia, Jamaica, Bahamas and the Dominican Republic. These licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets.

        Our licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal years ended December 2, 2007, November 26, 2006, and November 27, 2005, the licensing group as a whole generated unaffiliated gross royalties of approximately $19.2 million, $19.2 million, and $16.0 million, respectively.

Intellectual Property

        We have approximately 260 worldwide patents, of which the patents and pending patent applications relating to our UniCased technology, along with those patents that protect our proprietary spring and coil designs as well as our latex production process, are believed by us to be our most valuable. These patents, having been just recently issued or still pending, afford us multiple years of continuing protection of certain mattress designs. We have filed for patent protection for the core UniCased technology in 13 countries to date and expect similar competitive benefits from the issuance of those patents in those countries. The patents covering our proprietary spring and coil designs also provide Sealy with a competitive advantage in the U.S. and in other countries where we have a presence, and these patents have a remaining enforceable period of at least 13 years.

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

        Of our over 300 worldwide trademarks, we believe that our Sealy, Posturepedic, and Stearns & Foster marks and affiliated logos (the Sealy script, the "butterfly logo" and the Stearns & Foster "seal") are the most well known. We have registered those marks in over 90 countries.

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

Warranties and Product Returns

        Sealy, Stearns & Foster and Bassett bedding offer limited warranties on our manufactured products. The periods for "no-charge" warranty service vary among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy branded products offer a 10 year non-pro rated warranty service period. Our TrueForm visco-elastic line of bedding as well as our SpringFree latex line of bedding, carry a 20 year warranty on the major component, the last ten years of which are pro rated on a straight-line basis. In 2006, we introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated for part of the twenty years. In fiscal 2000, we amended our warranty policy to no longer require the mattress to be periodically flipped. In fiscal 2007, we amended our warranty policy on Sealy brand promotional bedding to three years for our new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on our financial results or position.

Employees

        As of December 2, 2007 we had 6,099 full time employees. Approximately 67% of our employees at our 26 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our work force to be satisfactory. We have only experienced two work stoppages by some of our employees in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The only significant organizing activity at our non-union plants during this time was a petition filed by the Teamsters seeking to organize the production employees at our Mountain Top, Pennsylvania facility. At the subsequent election, the union was defeated by a wide margin. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2008 through 2010. As of December 2, 2007, our domestic manufacturing plants employed 535, 576 and 1,310 employees covered under collective bargaining agreements expiring in fiscal 2008, 2009, and 2010, respectively. At our international facilities, there were 939, 806 and 1,051 employees covered under collective bargaining agreements expiring in fiscal 2008, 2009 and 2010, respectively.

Seasonality and Production Cycle

        Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. See Note 16 to our Consolidated Financial Statements in Item 8.

        Most of our sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within five business days of accepting the order). See "Risk Factors—Risks Related to Our Business—We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparison an unreliable indication of our performance."

Regulatory Matters

        Our conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. We believe that we are in compliance with all such laws and regulations, including the new California flame retardant regulations related to manufactured mattresses and box springs which became effective January 1, 2005. In addition, we introduced new Sealy-branded products that are compliant with the new Federal flame retardant standards, 16 CFR Part 1633 passed by the U.S. Consumer Product Safety Commission which became effective July 1, 2007. The impact of these regulations was not significant to our results of operations or financial position.

        Our principal waste products in North America are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose of (primarily by recycling) small amounts of used machine lubricating oil and air compressor waste oil. In the United States, we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act. In our facilities in Mountain Top, Pennsylvania, Argentina, France and Italy, we also manufacture foam. We believe that we are in compliance with all applicable international, federal, state and local environmental statutes and regulations. Except as set forth in "Item 3—Legal Proceedings" below, compliance with international, federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation which would have a material impact on our operations. Except as set forth in "Item 3—Legal Proceedings" below, we have not been required to make and do not expect to make any material capital expenditures for environmental control facilities in the foreseeable future.

Item 1A.    Risk Factors

The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline.

        The bedding industry is highly competitive, and we encounter competition from many manufacturers in both domestic and foreign markets. According to data compiled by the U.S. Census Bureau, there are over 550 manufacturers of mattresses and box springs in the U.S. conventional bedding industry. We, along with Simmons Company and Serta, Inc., accounted for approximately 47.8% of wholesale revenues in 2006, according to figures obtained from International Sleep Products Association and Furniture/Today industry publications. The highly competitive nature of the bedding industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. Some of our principal competitors have less debt than we have and may be better able to withstand changes in market conditions within the bedding industry. Additionally, we may encounter increased future competition and further consolidation in our industry which could magnify the competitive risks previously outlined.

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

        Our top five customers on a consolidated basis accounted for approximately 24% of our net sales for fiscal 2007. While we believe our relationships with these customers are stable, many arrangements are made by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in material write offs or loss of future business.

        In the future, retailers may consolidate, restructure, reorganize or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only one brand of mattress products which could affect our ability to sell our products on favorable terms or to maintain or increase market share. As a result, our sales and profitability may decline.

Our profitability may be materially and adversely affected by increases in the cost of petroleum-based products, steel and other raw materials.

        Our industry continues to be challenged by the volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Due to tightness in supply, we have also seen an increase in price for rayon fibers. During fiscal 2006 and 2007, the cost of these components continued to remain elevated above their recent historical averages, and we expect these costs to continue at or above current levels throughout 2008.

        In particular, the market prices of foam materials were significantly impacted by the rise in the price of feedstock used in the manufacture of polyurethane foam. Polyurethane foam is a major component of our bedding products. We believe that we will continue to experience upward pressure on pricing for these and other petroleum-based products. In addition, we experienced upward pressure from high loft fire retardant fibers which are a popular choice to replace polyurethane foam product in times of peak demand or shortage.

        We also experienced slight upward pressure on steel pricing due to a number of factors, including increased steel scrap pricing directly impacting the ability of domestic mills to maintain cost ratios. Worldwide production has not been able to keep up with the increased demand, due in part to decreased productive capacity in the United States. Furthermore, the weakening of the U.S. dollar and the imposition of export tariffs levied by the Chinese government has raised the relative price of steel imported into the United States. Consequently, we believe that the cost of cold rolled steel and steel drawn wire used in the production of the spring units and other components within our mattress and box springs will remain elevated above recent historical averages throughout 2008.

Our profitability may be materially and adversely affected by any interruption in supply from third party vendors.

        We purchase our raw materials and certain components from a variety of suppliers, including box spring components from Leggett & Platt Inc., foam materials from Carpenter Co., polyethylene structural components from Nomaco and various subassemblies and components from national raw material and component suppliers. If we experience a loss or disruption in our supply of these components, we may have difficulty sourcing substitute components on terms favorable to us, or at all. In addition, any alternate source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability.

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

We are dependent upon a single supplier for the visco-elastic components and assembly of our TrueForm product line. A disruption in the supply of these products and services could adversely affect our operations.

        We are dependent upon a single supplier for certain structural components and assembly of our TrueForm product line. These products are purchased under a measured supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier. If we experience a loss or disruption in our supply of these products, we may have difficulty sourcing substitute components on terms favorable to us, or at all. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability.

Our significant international operations are subject to foreign exchange, tariff, tax, inflation and political risks and our ability to expand in certain international markets is limited by the terms of licenses we have granted to manufacture and sell Sealy products.

        We currently conduct significant international operations and may pursue additional international opportunities. Our international operations are subject to the risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations. We have also limited our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy bedding products. Our licensees in Australia, Jamaica and the United Kingdom have perpetual licenses, subject to limited termination rights. Our licensees in the Dominican Republic, the Bahamas, Israel, Japan, New Zealand, Saudi Arabia, Spain, South Africa and Thailand hold licenses for fixed terms with limited renewal rights. Fluctuations in the rate of exchange between the U.S. dollar and other currencies may affect stockholders' equity and our financial condition or results of operations.

The loss of the services of one or more members of our senior management team could impair our ability to execute our business strategy and adversely affect our business.

        We are dependent on the continued services of our senior management team, most of whom have substantial industry specific experience. For example, David J. McIlquham, our Chief Executive Officer since April 2002, and Lawrence J. Rogers, our current President, North America (former President, Sealy International from January 2001 through December 2006), have served in numerous capacities within our operations since joining us in 1990 and 1979, respectively. The loss of such key personnel could impair our ability to execute our business strategy and have a material adverse effect on our business.

We have a substantial amount of indebtedness, which may adversely affect our cash flow, our ability to comply with our debt covenants and operate our business.

        At December 2, 2007, we had outstanding indebtedness, net of cash, of approximately $779 million with additional availability of $56.4 million under the revolving credit facility after taking into account letters of credit for $27.0 million.

        We paid $62.1 million of interest during fiscal 2007. In addition, a 1% increase in the interest rates applicable to the unhedged portion of our variable rate debt would result in approximately $3.3 million in additional annual cash interest expense. We have scheduled quarterly principal payments due on Tranche A of our senior secured term loan of 1.25% of the then outstanding principal from November 2007 through August 2010 and quarterly principal payments of 21.25% of the then outstanding principal amount from November 2010 through the maturity date in August 2011. On Tranche E of our senior secured term loan, we have no scheduled quarterly principal prepayments due until the maturity date in August 2012. There are no scheduled principal prepayments due on our senior subordinated debt until the maturity date in June 2014. In addition, each year our senior secured term notes remain outstanding, we may be required to make principal prepayments depending on certain financial ratios, as defined in our senior secured credit agreement. We do not expect there to be any mandatory prepayments due in fiscal 2008. We are unable to estimate whether any such prepayments may be required after 2008.

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

        We will be able to incur significant additional indebtedness in the future. Although the indenture governing our 8.25% senior subordinated notes due June 2014 (the "2014 Notes") and the instruments governing the senior secured indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

The terms of the senior secured credit facilities and the indenture governing the 2014 Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

        Our senior secured credit facilities and the indenture governing the 2014 Notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on our subsidiaries, including restrictions that may limit our ability to engage in acts that may be in the Company's best long term interests. The senior secured credit facilities include financial covenants, including requirements that we:

  •
  maintain a minimum interest coverage ratio; and

  •
  not exceed a maximum total leverage ratio.

        The financial covenants contained in the senior secured credit facilities will become more restrictive over time. In addition, the senior secured credit facilities limit our subsidiaries' ability to make capital expenditures and require that they use proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under them.

        The senior secured credit facilities also include covenants restricting, among other things, our subsidiaries' ability to:

  •
  incur or guarantee additional debt or issue preferred stock;

  •
  pay dividends, or make redemptions and repurchases, with respect to capital stock;

  •
  create or incur certain liens;

  •
  make certain loans, acquisitions, capital expenditures or investments; and

  •
  engage in mergers, acquisitions, asset sales and sale and lease-back transactions.

        The indenture relating to the 2014 Notes also contains numerous covenants including, among other things, restrictions on our subsidiaries' ability to:

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

Unfavorable economic conditions could negatively affect our revenues and profitability.

        Our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth and profitability performance. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to fail to meet contractual terms or their payment obligations. Such failures may impact our cash flow and ability to repay our indebtedness. A decline in economic conditions may have a material adverse effect on our business.

The time and expense of defending against challenges to our trademarks, patents and other intellectual property could divert our management's attention and substantial financial resources from our business. Our goodwill and ability to differentiate our products in the marketplace could be negatively affected if we were unsuccessful in defending against such challenges.

        We hold over 300 worldwide trademarks, which we believe have significant value and are important to the marketing of our products to customers. We own 45 U.S. patents, a number of which have been registered in a total of 22 countries, and we have six domestic patents pending. In addition, we own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also own several U.S. copyright registrations, and a wide array of unpatented proprietary technology and know-how. We also license certain intellectual property rights from third parties.

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

        We are a holding company and conduct all of our operations through our subsidiaries and currently have no significant assets other than the capital stock of Sealy Mattress Corporation and the license to use the Pirelli brand name in European territories. As a result, we will rely on dividends and other payments or distributions from our subsidiaries to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries and the covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including Sealy Mattress Company's senior secured credit facilities and the indenture governing the 2014 Notes. For instance, the agreement governing Sealy Mattress Company's senior secured credit facilities contains restrictions on the ability of Sealy Mattress Corporation to pay dividends or make other distributions to us subject to specified exceptions including an amount based upon 50% of cumulative consolidated net income from April 2004. In addition, the indenture governing the 2014 Notes contains restrictions on the ability of Sealy Mattress Company to pay dividends or make other distributions to Sealy Mattress Corporation subject to specified exceptions including an amount based upon 50% of cumulative consolidated net income from April 2004.

Regulatory requirements relating to our products may increase our costs, alter our manufacturing processes and impair our product performance.

        Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products and raw materials. These rules and regulations may change from time to time. Compliance with these regulations may negatively impact our business. For example, the California Home Furnishings Bureau adopted new open flame resistance standards under Technical Bulletin 603, that became effective in January 2005. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance.

        In February 2005, the U.S. Consumer Product Safety Commission (CPSC) passed 16 CFR Part 1633 that effectively applies the California open flame standard, but added significant quality control, record keeping and testing requirements on mattress manufacturers, including Sealy. This rule became effective on July 1, 2007. The costs associated with the new products and processes needed to comply with these requirements has not been fully absorbed by our customers and could affect our future profitability. Moreover, some states and the U.S. Congress continue to consider open flame regulations for mattresses and bed sets or integral components that may be different or more stringent than the California or CPSC standard and we may be required to make different products for different states or change our processes or distribution practices nationwide. It is possible that some states' more stringent standards, if adopted and enforceable, could make it difficult to manufacture a cost efficient product in those jurisdictions and compliance with proposed new rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.

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

        We have made and will continue to make capital and other expenditures to comply with environmental requirements. We also have incurred and will continue to incur costs related to certain remediation activities. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. We are currently addressing the clean-up of environmental contamination at our former facility in South Brunswick, New Jersey and our former facility in Oakville, Connecticut. We have accrued approximately $0.2 million and $2.3 million for the Oakville and South Brunswick clean-ups, respectively, and we believe that these reserves are adequate. While uncertainty exists as to the ultimate resolution of these two environmental matters and we believe that the accruals recorded are adequate, in the event of an adverse decision by one or more of the governing environmental authorities or if additional contamination is discovered, these matters could have a material effect on our profitability.

A change or deterioration in labor relations could disrupt our business or increase costs, which could lead to a material decline in sales or profitability.

        As of December 2, 2007, we had 6,099 full time employees. Approximately 67% of our employees at our 26 North American plants are represented by various labor unions with separate collective bargaining agreements. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2008 through 2010. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew the various collective bargaining agreements on a timely basis or on favorable terms, or at all.

Our pension plans are currently underfunded and we will be required to make cash payments to the plans, reducing the cash available for our business.

        We have noncontributory, defined benefit pension plans covering current and former hourly employees at five of our active plants and seven previously closed facilities as well as the employees of a facility of our Canadian operations. We record a minimum liability associated with these plans equal to the excess of the accumulated benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" at December 2, 2007 was $7.4 million, and we expect to make estimated minimum funding contributions totaling approximately $2.5 million in 2008. If the performance of the assets in these pension plans does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plans could be higher than we expect. The domestic pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to us by Sealy, Inc. (our 100%-owned subsidiary).

        We administer our component operations at our Rensselaer, Indiana facility. Our leased facilities are occupied under operating leases, which expire from fiscal 2008 to 2033, including renewal options.

        The following table sets forth certain information regarding manufacturing and distribution facilities operated by us at January 18, 2008:

Location		Approximate Square Footage	Title
United States
Arizona	Phoenix	76,000	Owned(a)
California	Richmond	238,000	Owned(a)
	South Gate	185,000	Owned(a)
Colorado	Colorado Springs	70,000	Owned(a)
	Denver	92,900	Owned(a)
Florida	Orlando	225,000	Owned(b)
Georgia	Atlanta	292,500	Owned(a)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer	131,000	Owned(a)
	Rensselaer	124,000	Owned(a)
Kansas	Kansas City	102,600	Leased
Maryland	Williamsport	144,000	Leased
Minnesota	St. Paul	93,600	Owned(a)
New York	Green Island	257,000	Owned(b)
North Carolina	High Point	151,200	Owned(a)
Ohio	Medina	140,000	Owned(a)
Oregon	Portland	140,000	Owned(a)
Pennsylvania	Clarion	85,000	Owned(a)
	Delano	143,000	Owned(a)
	Mountain Top	210,000	Owned(b)
Texas	Brenham	220,000	Owned(a)
	North Richland Hills	124,500	Owned(a)
Canada
Alberta	Edmonton	144,500	Owned(a)
Quebec	Saint Narcisse	76,000	Owned(a)
Ontario	Toronto	80,200	Leased
Argentina	Buenos Aires	85,000	Owned
Brazil	Sorocaba	92,000	Owned
Puerto Rico	Carolina	58,600	Owned(a)
Italy	Silvano d'Orba	170,600	Owned(a)(c)
France	Saleux	239,400	Owned(c)
Mexico	Toluca	157,100	Owned
Uruguay	Montevideo	39,500	Leased

		4,600,900

(a)
We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

(b)
We engaged third parties to construct these facilities to be leased by us. Emerging Issues Task Force Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction" ("EITF 97-10"), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires us to be considered the owner, for accounting purposes only, of these production facilities.

(c)
These properties are in our European segment. All other properties are included in our Americas segment.

        In addition to the locations listed above, we maintain additional warehousing facilities in several of the states and countries where our manufacturing facilities are located. We consider our present facilities to be generally well maintained and in sound operating condition.

Item 3.    Legal Proceedings

        We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. A negative outcome of these matters is considered remote, and management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        We are currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. We and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, we and our subsidiary agreed to conduct soil and groundwater remediation at the property. We do not believe that our manufacturing processes were the source of contamination. We sold the property in 1997. We and our subsidiary retained primary responsibility for the required remediation. We have completed essentially all soil remediation with the New Jersey Department of Environmental Protection's approval, and a groundwater remediation system on the site. During 2005, with the approval from the New Jersey Department of Environmental Protection, we removed and disposed of sediment in Oakeys Brook adjoining the site. We continue to monitor groundwater remediation at this site. We have recorded a reserve for $2.3 million ($2.8 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, we received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and our liability, if any, cannot be reasonably estimated at this time, we have not made any accruals related to this matter.

        We are also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although we are conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. We have completed essentially all soil remediation under the remediation plan and are currently monitoring groundwater at the site. We identified cadmium in the soil and ground water at the site and removed the cadmium contaminated soil and rock from the site during fiscal 2007. We have recorded a reserve of approximately $0.2 million associated with the additional work and ongoing monitoring. We believe the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Registrant

Name	Age	Position
David J. McIlquham	53	Chairman and Chief Executive Officer and Director
Lawrence J. Rogers	59	President, North America
Jeffrey C. Ackerman	44	Executive Vice President and Chief Financial Officer
G. Michael Hofmann	49	Executive Vice President of Operations, North America
Jeffrey C. Claypool	60	Senior Vice President, Human Resources
Charles L. Dawson	51	Senior Vice President, National Accounts
Philip Dobbs	46	Senior Vice President, Marketing
Kenneth L. Walker	59	Senior Vice President, General Counsel and Secretary

        The present principal occupations and recent employment history of each of the executive officers and key employees listed above is as follows:

        David J. McIlquham.    Mr. McIlquham, age 53, has been Chief Executive Officer since April 2002. He was elected Chairman of our board of directors in April 2004. He had been President from February 2001 to April 2007 and Chief Operating Officer from February 2001 to April 2002. Prior to that, he had been Corporate Vice President, Sales and Marketing since September 1998 and was Corporate Vice President, Marketing since joining us in 1990 until 1998. He has been a director since April 2002.

        Lawrence J. Rogers.    Mr. Rogers, age 59, has been the President, North America since December 15, 2006. Prior to that, Mr. Rogers was President, Sealy International. Since joining us in 1979, Mr. Rogers has served in numerous other capacities within our operations, including President of Sealy of Canada.

        Jeffrey C. Ackerman.    Mr. Ackerman, age 44, has been Executive Vice President and Chief Financial Officer since joining us in January 2006. From 1997 until joining us, Mr. Ackerman was a Vice President, Finance with Dade Behring, Inc., a medical diagnostics company. From 1989 to 1997, he served in a variety of finance roles at the Frito-Lay branded snacks division of PepsiCo Inc.

        G. Michael Hofmann.    Mr. Hofmann, age 49, has been Executive Vice President of Operations, North America since December 15, 2006. Prior to that Mr. Hofmann was Senior Vice President, Operations since October 2002. From 1982 until joining our company, Mr. Hofmann was with Hill-Rom Company, a medical equipment manufacturing division of Hillenbrand Industries, serving as its Vice President, Global Engineering from 2001 through 2002, and its Vice President and General Manager, Europe Capital Business Unit from 1995 through 2000.

        Jeffrey C. Claypool.    Mr. Claypool, age 60, has been Senior Vice President, Human Resources since joining us in September 1991.

        Charles L. Dawson.    Mr. Dawson, age 51, has resigned effective January 31, 2008. He was a Senior Vice President, National Accounts from August 2005 and held various sales positions since joining us in 1986.

        Philip Dobbs.    Mr. Dobbs, age 46, has been Senior Vice President, Marketing since March 2005. From 2002 until joining our company, Mr. Dobbs was with Cadbury Schweppes, a chewing gum, mint and throat drop manufacturer, serving as its Vice President of Marketing. From 2000 through 2001, he served as Managing Director and President of Heinz Pet Food for HJ Heinz.

        Kenneth L. Walker.    Mr. Walker, age 59, has been Senior Vice President, General Counsel and Secretary since joining us in May 1997.

        Additional information regarding our Board, our Nominating and Corporate Governance Committee, our Audit Committee, our director nomination process, and our Codes of Business Conduct and Ethics for all employees of the Company required by this item is incorporated by reference to all information under the caption entitled "Corporate Governance and Related Matters" included in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement"). In addition, Item 1. Business, above contains information relating to the availability of a copy of our Codes of Business Conduct and Ethics on our website.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our common stock trades on the New York Stock Exchange under the symbol "ZZ." The table below highlights quarterly stock market information and the amount of cash dividends declared per share of our common stock since the initial public offering ("IPO").

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2007
First quarter	18.00	14.28	0.075
Second quarter	18.13	16.00	0.075
Third quarter	17.15	13.95	0.075
Fourth quarter	15.60	11.80	0.075

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2006
Second quarter	18.20	12.95	0.075
Third quarter	14.25	11.64	0.075
Fourth quarter	15.40	12.88	0.075

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        During fiscal 2007, a total of 503,586 options to purchase our common stock were granted to certain of our employees under the Sealy Corporation 2004 Stock Option Plan. Options under the 2004 Plan are granted in part as "time options," which vest and become exercisable ratably on a monthly basis generally over the first three to five years following the date of grant, and granted in part as "performance options," which vest and become exercisable each fiscal year through fiscal 2008 upon the achievement of certain financial performance targets, and in any event by the eighth anniversary of the date of grant.

        As of January 18, 2008, there were approximately 192 holders of record of our common stock.

        The table below shows our repurchases of the Company's common stock during the fourth quarter of fiscal 2007. These repurchases represent common stock repurchased as part of our publically announced repurchase program. Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. During the fourth quarter of fiscal 2007, no shares were surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company's 1998 and 2004 Stock Option Plans.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program
August 27 - September 23, 2007	364,500	$14.86	364,500	$87,483,932
September 24 - October 21, 2007	263,700	14.17	263,700	$83,746,985
October 22 - December 2, 2007	—		—	$83,746,985

Total	628,200		628,200

Item 6.    Selected Financial Data

        The following table presents selected historical financial and other data about us. The selected historical financial data for the years ended and as of November 30, 2003, November 28, 2004, November 27, 2005, November 26, 2006, and December 2, 2007 are derived from our audited Consolidated Financial Statements and the notes thereto. The consolidated financial statements for the three years ended December 2, 2007 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and are included in "Financial Statements and Supplementary Data."

        The selected historical financial and other data set forth below should be read together with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto, appearing elsewhere in this report.

	Fiscal Year(1)
	2003	2004	2005	2006	2007
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$1,189.9	$1,314.0	$1,469.6	$1,582.8	$1,702.1
Cost of goods sold	695.1	740.1	818.0	874.9	992.5
Selling, general and administrative expenses	398.4	430.9	456.3	499.6	545.6
Other (income) expense(2)	(9.5)	120.8	(12.7)	15.4	(15.2)

Income from operations	105.9	22.2	208.0	192.9	179.2
Interest expense	68.5	72.7	79.6	72.0	64.0
Other (income) expense, net	0.9	(0.8)	5.4	9.1	0.7

Income (loss) before provision for income taxes	36.5	(49.7)	123.0	111.8	114.5
Provision for income tax expense (benefit)	18.2	(9.6)	54.5	37.6	35.1

Income (loss) before cumulative effect of change in accounting principle	18.3	(40.1)	68.5	74.3	79.4
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.3	—

Net income (loss)	18.3	(40.1)	68.5	74.0	79.4
Liquidation preference for common L&M shares	20.5	7.8	—	—	—

Income (loss) available to common shareholders	$(2.2)	$(47.9)	$68.5	$74.0	$79.4

Basic net income (loss) per share:
Net income (loss) per share	$0.22	$(0.53)	$0.97	$0.89	$0.87
Cumulative effect of change in accounting principle	—	—	—	—	—
Liquidation preference for common L&M shares	(0.25)	(0.11)	—	—	—

Earnings per common share—Basic	$(0.03)	$(0.64)	$0.97	$0.89	$0.87

Weighted average shares	82.6	75.3	70.4	83.6	91.3
Diluted net income (loss) per share:
Net income (loss) per share	$0.22	$(0.53)	$0.91	$0.83	$0.82
Cumulative effect of change in accounting principle	—	—	—	—	—
Liquidation preference for common L&M shares	(0.25)	(0.11)	—	—	—

Earnings per common share—Diluted	$(0.03)	$(0.64)	$0.91	$0.83	$0.82

Weighted average shares	82.6	75.3	75.4	89.6	96.3

Balance Sheet Data (at end of period):
Current assets	$356.7	$300.0	$304.4	$345.3	$343.7
Total assets	959.1	898.5	915.9	1,002.7	1,025.1
Current liabilities	264.6	255.2	282.0	288.2	321.9
Long term debt, net of current portion	699.6	1,043.6	959.8	814.2	757.3
Total debt	747.3	1,052.1	972.8	832.5	793.8
Common stock and options subject to redemption	—	—	21.6	20.3	16.2
Stockholders' deficit	(76.2)	(456.8)	(412.2)	(172.8)	(129.4)
Other Financial Data:
Dividends per common share	—	—	—	0.23	0.30
Depreciation and amortization	24.9	25.4	21.9	30.2	30.5
Capital expenditures	(13.4)	(22.8)	(29.4)	(30.9)	(42.4)
Cash flows provided by (used in):
Operating activities	87.1	43.5	135.0	58.2	94.4
Investing activities	0.6	(7.4)	(19.4)	(30.3)	(37.4)
Financing activities	(14.7)	(116.0)	(101.5)	(18.9)	(86.2)

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 30, 2003, November 28, 2004, November 27, 2005, and November 26, 2006 were all 52-week years. The fiscal year ended December 2, 2007 was a 53-week year. All stock share amounts have been restated to reflect the 0.7595 to one reverse stock split which became effective on March 23, 2006.

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

Business Overview

        We believe we are the largest bedding manufacturer in the world, with a domestic market share of approximately 20.6% in 2006. We believe our market share in 2007 is comparable to 2006. We manufacture and market a complete line of bedding (innerspring and non-innerspring) products, including mattresses and box springs, holding leading positions in key market categories such as luxury bedding products and among leading retailers. According to Home Furnishing News in 2007, the Sealy brand ranked 10th among the top 150 home products brands. Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brands and accounted for approximately 88% of our total net sales for the year ended December 2, 2007. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products. We expect to experience continued growth in these product lines as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring and latex mattress components requirements and approximately half of our box spring component parts requirements. The growth of the bedding industry has been supported by economic and demographic factors such as increasing disposable income among the "baby boomer" sector of the population, an increase in the number of bedrooms per home and second home purchases, and growing awareness of the health benefits of quality sleep.

        In 2004, we successfully completed the rollout of our new single-sided, "no-flip" Sealy and Stearns & Foster UniCased product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history. The manufacture and sale of these products for our Sealy Posturepedic lines began in mid-2003, followed by the introduction of the new Stearns & Foster lines in the first fiscal quarter of 2004. Our initial profitability from the sales of these new products was limited as we worked to gain manufacturing efficiency with the new designs and supported our customers' transition to the new products with price rollbacks. In 2004, with these issues substantially behind us, we began to realize the anticipated contribution of these products to our sales growth and profitability, which has continued through 2007. Our shares of the Luxury and Ultra-Luxury product categories are greater than our overall market share, and our Stearns & Foster and Luxury Posturepedic lines directly target these categories.

        Late in the first fiscal quarter of 2005, we introduced our new TrueForm visco-elastic bedding product line, followed by the introduction of our SpringFree latex mattress in late 2005, to take advantage of the rapid growth of the specialty bedding category. This market, which includes latex foam, visco-elastic and air-adjustable mattress products, has experienced substantial growth both domestically and internationally. We believe that by successfully leveraging our strong brand advantage and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding category.

        Our industry continues to be challenged by the volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Due to tightness in supply, we have also seen an increase in price for rayon fibers. During fiscal 2006 and 2007, the cost of these components remained elevated above their recent historical averages, and we expect these costs to continue at or above current levels into 2008.

        We have continued to see sales growth in our international operations over the last several years, with our foreign subsidiaries contributing 25.5% of our total revenues during fiscal 2007. However, our Brazilian subsidiary, contributing less than 1.0% of our revenues for fiscal 2007, has continued to perform below our expectations and has not yet achieved profitability. On January 4, 2008, management made the decision to cease manufacturing operations in Brazil and move to a distribution business model that is supplied by production from other Sealy manufacturing facilities. As a result, the Company will incur certain costs related to one-time terminations of employees at this facility. Additionally, the assets of this facility are expected to be transferred and used in other facilities in South America. While we do not believe that we have suffered any impairment with respect to our investment in long lived assets in Brazil, we will continue to monitor that operation closely as we evaluate our strategic alternatives in that market.

Foam Material Supply Disruption; Raw Materials

        The market prices of foam material were significantly impacted by the hurricanes of 2005 and the rise in petroleum prices. We believe that we will continue to experience upward pressure on pricing for these and other petroleum-based products. In addition, high loft fibers are a popular choice to replace polyurethane foam products in times of peak demand or shortage, thus we believe high loft fiber will also likely experience some upward pressure in 2008.

        We also experienced slight upward pressure on steel pricing due to a number of factors, including increased steel scrap pricing directly impacting the ability of domestic mills to maintain cost ratios. Worldwide production has not been able to keep up with the increased demand, due in part to decreased productive capacity in the United States. Furthermore, the weakening of the U.S. dollar and the imposition of export tariffs levied by the Chinese government has raised the relative price of steel imported into the United States. Consequently, we believe that the cost of cold rolled steel and steel drawn wire used in the production of the spring units and other components within our mattress and box springs will remain elevated above recent historical averages throughout 2008.

Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP). The preparation of financial statements in accordance with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 1 to our Consolidated Financial Statements included in Item 8. We believe the following accounting estimates are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

        Cooperative Advertising, Rebate and Other Promotional Programs—We enter into agreements with our customers to provide funds to the customer for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers whereby funds may be rebated to the customer. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebate funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Most of these agreements coincide with our fiscal year; however, our customers typically have ninety days following the end of a period to submit claims for reimbursement of advertising and promotional costs. Therefore, significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by our customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Costs of these programs totaled $275.7 million, $247.9 million and $220.8 million in fiscal 2007, 2006 and 2005, respectively. Of these costs, amounts associated with volume rebates, supply agreement amortization, slotting fees, end consumer rebates and other customer allowances which were recorded as a reduction of sales were $104.4 million, $96.7 million and $76.7 million in fiscal 2007, 2006 and 2005, respectively. The costs associated with cooperative advertising were recorded as selling, general and administrative expenses and were $171.2 million, $151.2 million and $144.1 million in fiscal 2007, 2006 and 2005, respectively.

        Allowance for Doubtful Accounts—We actively monitor the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our reserve for bad debts, we also consider other general economic factors. Our management believes that our process of specific review of customers combined with overall analytical review provides an accurate evaluation of ultimate collectibility of trade receivables. We recorded a bad debt provision of $6.6 million, or approximately 0.4 percent of sales, in fiscal 2007. Provisions for bad debts recorded in fiscal 2006 and 2005 were $2.7 million and $3.2 million, respectively.

        Warranties and Product Returns—Our warranty policy provides a 10 year non-pro rated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a 20 year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, introduced in 2005, the last ten years of which are pro rated on a straight-line basis. In 2006, we introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated for part of the twenty years. In fiscal 2007, we amended our warranty policy on Sealy brand promotional bedding to three years for our new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on our financial results or position. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. Our estimate involves an average lag time in days between the sale of a bed and the date of its return applied to the current rate of warranty returns. We utilize warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Our accrued warranty liability totaled $16.0 million and $15.3 million as of December 2, 2007 and November 26, 2006, respectively.

        Share-Based Compensation Plans—We have four share based compensation plans, as described more fully in Note 3 to our Consolidated Financial Statements included in Item 8. We adopted the provisions of FAS No. 123 (revised 2004) "Share-Based Payment" (FAS 123(R)) effective August 29, 2005, the beginning of the fourth quarter of fiscal 2005. Previously, we accounted for our stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and made no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. For new awards issued and awards modified, repurchased, or cancelled after the date of adoption, the cost is equal to the fair value of the award at the date of the grant, and compensation expense is recognized for those awards earned over the service period. Certain of the equity awards vest based upon the Company achieving certain EBITDA performance targets. During the service period, management estimates whether or not the EBITDA performance targets will be met in order to determine the vesting period for those awards. At the date of grant, we determine the fair value of the awards using the Black-Scholes option pricing formula or the trinomial lattice model, as appropriate under the circumstances. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of Sealy Corporation's stock, each of which impacts the fair value of the stock options.

        Self-Insurance Liabilities—We are self-insured for certain losses related to general liability, product liability, automobile, workers' compensation and medical claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by us and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While management believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. During fiscal 2007, we recognized a reduction of reserves totaling $0.9 million due to favorable loss development from a reduction in both the frequency and severity of historical claims experience. During fiscal 2006, we recognized a reduction of reserves totaling $5.7 million which included a $2.3 million change in estimate due to a change from industry loss development factors to our own historical loss development factors. The remaining change relates to favorable loss development due to a reduction in both the frequency and severity of historical claims experience. All such charges relate to plant labor and are therefore included in cost of goods sold for the period.

        Impairment of Goodwill—We perform at least an annual assessment of our goodwill for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. We assess recoverability using several methodologies, which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit and discount rates. Discount rates are based upon the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the discounted fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, we would recognize impairment for the excess of carrying value over fair value. The total carrying value of our goodwill was $395.5 million and $388.2 million at December 2, 2007 and November 26, 2006, respectively.

        Commitments and Contingencies—We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. A negative outcome of these matters is considered remote, and management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        Income Taxes—We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses and capital loss carryforwards, is not more likely than not. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the Consolidated Financial Statements. Our net deferred tax assets at December 2, 2007 were $12.9 million, net of a $25.2 million valuation allowance. Significant judgment is also required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we may establish and have established reserves when we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. In addition, the FASB recently issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), as described in Note 1 to the Consolidated Financial Statements included in Item 8. We are still assessing the potential impact of adopting this interpretation. Our tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.

        Conditional Asset Retirement Obligations—In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 became effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of the beginning of fiscal 2006 and has recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, the Company recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities as of November 28, 2005. During fiscal 2006, the Company recognized an additional $0.3 million in property, plant and equipment and other noncurrent liabilities for leases entered into during the year. In fiscal 2007, the Company recognized an additional $0.1 million in property, plant and equipment and other noncurrent liabilities for leases entered into during the year. The Company also recognized accretion expense of $0.1 million during fiscal 2007 and an insignificant amount during fiscal 2006. These resulted from obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2008 to 2032, the Company may be able to renegotiate such leases to extend the terms. On a pro forma basis for the year ended November 27, 2005, the effects would have been immaterial.

        In addition to the above obligations, the Company also owns certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. In the fourth quarter of 2006, the Company recognized an asset retirement obligation of $0.1 million to remove asbestos at a U.S. facility that was renovated in the second quarter of fiscal 2007. Also, in fiscal 2007, the Company removed asbestos at an European facility. The Company has recognized an asset retirement obligation of $0.2 million for the remaining asbestos in its European facilities. The Company has not recognized asset retirement obligations in its financial statements for asbestos at any other facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

Initial Public Offering

        On April 12, 2006, we completed an initial public offering ("IPO") of our common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. We used a portion of the proceeds to pay a cash dividend to shareholders of record immediately prior to the IPO of $125 million. We also used a portion of the proceeds from the IPO to repurchase and retire $47.5 million aggregate principal amount of our 8.25% senior subordinated notes due June 2014 (the "2014 Notes") in a series of open market transactions completed on April 26, 2006 at prices ranging from 105.25% to 105.92% of par, plus accrued interest. On April 21, 2006, we used approximately $90.0 million of IPO proceeds to redeem the entire outstanding balance of the senior subordinated pay-in-kind notes ("PIK Notes"), along with accrued interest and prepayment penalties through the date of the redemption. For a detailed presentation of the sources and uses of cash from the IPO, see Note 2 to our Consolidated Financial Statements, included in Item 8.

Merger and Recapitalization

        On April 6, 2004, we completed a merger with an entity owned by affiliates of KKR whereby KKR acquired approximately 92% of our capital stock. Certain of our stockholders prior to the merger, including affiliates of Bain Capital, LLC and others, which we refer to collectively as Rollover Stockholders retained approximately an 8% interest in our capital stock. Additionally, we refinanced our existing debt agreements in connection with this merger. Subsequently on September 29, 2004, Sealy Mattress Company (a 100% owned subsidiary of the Company), completed an exchange offer whereby all of the senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes).

Results of Operations

Tabular Information

        The following table sets forth our summarized results of operations for fiscal years 2005, 2006 and 2007, expressed in thousands of dollars as well as a percentage of each year's net sales:

	Fiscal year(1)
	2005		2006		2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$1,469,574	100.0%	$1,582,843	100.0%	$1,702,065	100.0
Cost of goods sold(2)	817,978	55.7	874,927	55.3	992,455	58.3

Gross profit	651,596	44.3	707,916	44.7	709,610	41.7
Selling, general and administrative expenses(2)	456,281	31.0	499,614	31.6	545,608	32.1
Expenses associated with IPO	—	—	28,510	1.8	—	—
Amortization of intangibles	566	—	5,707	0.4	3,356	0.2
Royalty income, net of royalty expense	(13,220)	(0.9)	(18,855)	(1.2)	(18,562)	(1.1)

Income from operations	207,969	14.2	192,940	12.1	179,208	10.5
Interest expense	79,564	5.4	71,961	4.5	63,976	3.8
Debt extinguishment and refinancing	6,248	0.4	9,899	0.6	1,222	0.1
Other income, net	(895)	(0.1)	(750)	—	(421)	—

Income before income taxes and cumulative effect	123,052	8.5	111,830	7.0	114,431	6.6
Income taxes	54,573	3.7	37,576	2.4	35,058	2.1

Income before cumulative effect of change in accounting principle	68,479	4.8	74,254	4.6	79,373	4.5
Cumulative effect of change in accounting principle	—	—	287	—	—	—

Net income	$68,479	4.8%	$73,967	4.6%	$79,373	4.5

Effective tax rate	44.3%		33.6%		30.6%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2005 and November 26, 2006 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

(2)
Included in our selling, general and administrative expenses for fiscal years 2005, 2006 and 2007 were $73.1 million, $80.7 million, and $91.2 million respectively, in shipping and handling costs associated with the delivery of finished mattress products to our customers, including approximately $7.8 million, $8.6 million, and $8.4 million respectively, of costs associated with internal transfers between our plant locations. With respect to these costs, our cost of goods sold may not be comparable with that reported by other entities.

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Fiscal year(1)
	2005	2006	2007
Americas:
United States	78.9%	76.4%	74.5%
Canada	8.9	10.6	11.5
Other	4.8	5.3	5.8

Total Americas	92.6	92.3	91.8
Europe	7.4	7.7	8.2

Total	100.0%	100.0%	100.0%

    (1)
    We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2005 and November 26, 2006 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	Fiscal year(1)
	2005		2006		2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$1,360,550	100.0%	$1,460,972	100.0%	$1,561,739	100.0%
Cost of goods sold	742,974	54.6	788,221	54.0	887,975	56.9

Gross profit	617,576	45.4	672,751	46.0	673,764	43.1
United States (US Dollars):
Net sales	1,160,068	100.0	1,209,012	100.0	1,266,355	100.0
Cost of goods sold	622,693	53.7	645,131	53.4	719,537	56.8

Gross profit	537,375	46.3	563,881	46.6	546,818	43.2
Canada:
US Dollars:
Net sales	130,611	100.0	167,763	100.0	196,264	100.0
Cost of goods sold	76,296	58.4	93,699	55.9	111,737	56.9

Gross profit	54,315	41.6	74,064	44.1	84,527	43.1
Canadian Dollars:
Net sales	158,138	100.0	190,371	100.0	210,724	100.0
Cost of goods sold	92,371	58.4	106,336	55.9	120,004	56.9

Gross profit	65,767	41.6	84,035	44.1	90,720	43.1
Other Americas (US Dollars):
Net sales	69,871	100.0	84,197	100.0	99,120	100.0
Cost of goods sold	43,985	63.0	49,391	58.7	56,701	57.2

Gross profit	25,886	37.0	34,806	41.3	42,419	42.8
Europe:
US Dollars:
Net sales	109,024	100.0	121,871	100.0	140,326	100.0
Cost of goods sold	75,004	68.8	86,706	71.1	104,480	74.5

Gross profit	34,020	31.2	35,165	28.9	35,846	25.5
Euros:
Net sales	86,638	100.0	97,982	100.0	103,350	100.0
Cost of goods sold	59,700	68.9	69,530	71.0	76,885	74.4

Gross profit	$26,938	31.1%	$28,452	29.0%	$26,465	25.6%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2005 and November 26, 2006 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

Year Ended December 2, 2007 Compared With Year Ended November 26, 2006

        Net Sales.    Our consolidated net sales for the year ended December 2, 2007 were $1,702.1 million, an increase of $119.2 million, or 7.5% from the year ended November 26, 2006. Fiscal year 2006 was a 52 week year, while fiscal year 2007 was a 53 week year. The increase in net sales attributable to the 53rd week was $32.3 million. Total Americas net sales were $1,561.7 million for fiscal 2007, an increase of 6.9% over fiscal 2006. This increase was primarily related to our U.S. and Canadian operations within the Americas segment. Total U.S. net sales were $1,266.4 million for fiscal 2007 compared to $1,209.0 million for fiscal 2006. In response to the challenging market conditions in the U.S. bedding industry and increased competition in the luxury portion of the market, our focus has been on driving unit volume. By driving unit volume, we were able to maintain the number of slots on the floors of our retail customers. We believe that by maintaining these slots, we are in a better position to take advantage of any improvement in industry conditions, and more importantly, insure that we will have sufficient distribution points for new products. This strategy drove a U.S. net sales increase of $57.3 million which was attributable to an 8.8% increase in unit volume, partially offset by a 3.7% decrease in average unit selling price. The increase in unit volume is primarily attributable to the strong performance of our Sealy brand promotional product sales, which were up 16% from the prior year period, and growth of our specialty bedding product sales, which increased 64% over the comparable prior year period. The decrease in our average unit selling price is primarily due to the higher volume of lower priced mattresses, such as our Sealy brand promotional products and lower sales of higher priced luxury innerspring products. In 2008, we intend to fill many of the slots we currently have at our retail partners with a new line of Posturepedic products to compete more effectively at the higher price points. In addition, strategic pricing actions were taken on selected products such as the Stearns & Foster and TrueForm lines to drive unit volume. In Canada, local currency sales gains of 10.7% translated into gains of 17.0% in U.S. dollars. Local currency sales gains in our Canadian market were driven by a 16.2% increase in unit volume, combined with a 4.8% decrease in average unit selling price. The changes in unit volume and average unit selling price were the result of selective pricing actions and promotional activity with national accounts. Elsewhere in the Americas, we experienced sales gains in our Mexico and Argentina markets. In our European segment, local currency sales gains of 5.5% translated into an increase of 15.1% in U.S. dollars. Local currency sales gains in the European market were attributable to a 67.5% increase in unit volume driven by increased sales of latex bed cores to other manufacturers, combined with a 37.0% decrease in average unit selling price associated with the increased sales of lower priced latex bed cores. Finished goods sales in Europe increased 7.0% in local currency or 16.3% in U.S. dollars in fiscal 2007.

        Gross Profit.    Gross profit for fiscal 2007 was $709.6 million, an increase of $1.7 million compared to fiscal 2006. The 2007 results include the impact of the 53rd week, which represented $13.1 million. As a percentage of net sales, gross profit decreased 3.0 percentage points to 41.7%. This was due primarily to an decrease in our U.S. and Canada gross profit margins within our Americas segment. Total Americas gross profit increased $1.0 million to $673.8 million, which as a percentage of sales, represented a decrease of 2.9 percentage points to 43.1%. U.S. gross profit decreased $17.1 million to $546.8 million or 43.2% of net sales, which is a decrease of 3.4 percentage points of net sales from the prior year period. This decrease in percentage of net sales was driven by the addition of $26.4 million of flame retardant materials to our products, the change in product mix and strategic pricing actions mentioned above and $2.6 million of start-up costs associated with the new latex facility in Mountain Top, PA. In addition, 2006 results included a $5.7 million favorable adjustment due to changes in estimates underlying the reserves for workers' compensation claims in 2006 and prior years. Partially offsetting these effects were continued improvements in our manufacturing efficiencies, lower employee health insurance costs arising from our transition to a new third party administrator, as well as $2.5 million of refunds on lumber tariffs received from Canadian suppliers (see Note 17 of the Consolidated Financial Statements in Item 8). On a per unit basis, U.S. material costs increased 5.1% over the prior year due primarily to additional costs to make our products compliant with the 2007 federal flame retardancy regulations, partially offset by improved yield on raw materials. In Canada, our gross profit margin decreased 1.0 percentage points to 43.1% of net sales primarily due to pricing actions taken that reduced average unit selling prices. In our European segment, the gross profit margin decrease resulted from increased sales of lower priced latex bed cores to other manufacturers, which carry a lower unit price and gross margin.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $46.0 million to $545.6 million for fiscal 2007 compared to $499.6 million for fiscal 2006. As a percentage of net sales, selling, general, and administrative expenses were 32.1% and 31.6% for the years ended December 2, 2007 and November 26, 2006. This increase as a percent of sales is primarily due to $34.7 million of volume driven variable expenses, including a $20.1 million increase in cooperative advertising costs and a $10.5 million increase in delivery costs due primarily to higher unit volume. Other cost increases included a $4.7 million increase in promotional expenses in the U.S. operations associated with the 2007 roll out of our new Posturepedic Reserve products and Stearns & Foster product line and other promotional expenses, a $6.4 million increase in spending on national advertising and $3.9 million of costs associated with an organizational realignment in the U.S. This increase was partially offset by a $2.9 million reduction in compensation and other sales and administration costs in addition to a gain on the sale of our Orlando facility of $2.6 million.

        Expenses Associated With IPO.    During fiscal 2006, we incurred $34.2 million of expenses directly related to the initial public offering ("IPO"), which included approximately $17.5 million of transaction related bonuses paid to management employees and $11.0 million paid to KKR for the termination of the Management Services Agreement, and $5.7 million in expenses related to debt retirement and noncash compensation. (see Note 2 of the Consolidated Financial Statements in Item 8)

        Royalty Income, net of royalty expense.    Our consolidated royalty income, net of royalty expense, for fiscal 2007 decreased $0.3 million to $18.6 million from fiscal 2006, primarily due to a decrease in international royalty revenue.

        Interest Expense.    Our consolidated interest expense in fiscal 2007 decreased $8.0 million from fiscal 2006, primarily due to lower debt levels resulting from $46.6 million in voluntary prepayments of our senior term debt since November 27, 2005, the retirement of $89.1 million of PIK Notes and $47.5 million of the 2014 Notes in the second quarter of fiscal 2006 using proceeds from the IPO as well as the retirement of $68.1 million of the 2014 Notes in fiscal 2007. These reductions were partially offset by slightly higher borrowing costs. Our weighted average borrowing costs for fiscal 2007 and 2006 were 7.8% and 7.7%, respectively.

        Debt Extinguishment and Refinancing Expenses.    During fiscal 2007 we incurred $1.2 million of debt extinguishment costs consisting of $1.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $68.1 million of our 2014 Notes. During fiscal 2006, we incurred $9.9 million of debt extinguishment costs consisting of $3.6 million of cash expenses and $1.7 million of noncash charges related to the extinguishment of debt retired using proceeds from the IPO as well as $0.5 million of cash expenses and $4.1 million of noncash charges related to the refinancing of our senior term debt in August, 2006.

        Income Tax.    Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for fiscal 2007 and fiscal 2006 was 30.6% and 33.6%, respectively. The effective rate for the fiscal 2007 period was reduced by a benefit of approximately $4.4 million resulting from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures due to the expiration of statutes of limitations and approximately $1.8 million from the reduction of the valuation allowance on capital loss carryforwards due to the availability of capital gains, and the reversal of previously established valuation allowances for Mexican deferred tax assets, partially offset by valuation allowances established during the year. The effective rate for the fiscal 2006 period was reduced by a benefit of approximately $2.7 million resulting from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures and approximately $1.4 million from the reduction of the valuation allowance on capital loss carryforwards due to the availability of capital gains.

Year Ended November 26, 2006 Compared With Year Ended November 27, 2005

        Net Sales.    Our consolidated net sales for the year ended November 26, 2006 were $1,582.8 million, an increase of $113.3 million, or 7.7% from the year ended November 27, 2005. Total unit sales for the year ended November 26, 2006 were 1.4% above the prior year. Total Americas net sales were $1,461.0 million for fiscal 2006, an increase of 7.4% over fiscal 2005. This increase was primarily related to our U.S. and Canadian operations within the Americas segment. Total U.S. net sales were $1,209.0 million for fiscal 2006 compared to $1,160.1 million for fiscal 2005. The U.S. net sales increase of $48.9 million was attributable to a 7.4% increase in average unit selling price, partially offset by a 2.9% decrease in unit volume. The decrease in unit volume is primarily attributable to the impact of our customers transitioning to our new Posturepedic and Stearns & Foster models. The products affected by these changes represented approximately 70% of our total U.S. sales. Additionally, we saw increased competitive pressures particularly in the $750 to $1,500 retail price range. The decrease is partially offset by the strong growth of our promotional innerspring and specialty lines, which we define as those products utilizing cores made of foam or other materials rather than innerspring. The most significant change in the lines is that the new products were designed to comply with federal fire safety standards that went into effect July 1, 2007 for all mattress manufacturers. The increase in average unit selling price is primarily due to price increases announced in November 2005 to offset the effects of rising raw material costs, partially offset by a greater portion of sales coming from lower priced promotional units. In Canada, local currency sales gains of 20.4% translated into gains of 28.4% in U.S. dollars. Local currency sales gains in Canada were driven by a 15.0% increase in unit volume, combined with a 4.7% increase in average unit selling price. Other sales gains in the Americas were primarily due to unit volume gains in Mexico and Argentina. In our European segment, local currency sales gains of 13.1% translated into an increase of 11.8% in U.S. dollars. Local currency sales gains in Europe were attributable to a 13.5% increase in unit volume driven by increased sales of latex bed cores to other manufacturers, combined with a 0.3% decrease in average unit selling price associated with the increased sales of lower priced latex bed cores.

        Gross Profit.    Consolidated gross profit for fiscal 2006 was $707.9 million, an increase of $56.3 million compared to fiscal 2005. As a percentage of net sales, gross profit increased 0.4 percentage points to 44.7%. This was due primarily to an increase in our U.S. and Canada gross profit margins within our Americas segment. Total Americas gross profit increased $55.2 million to $672.8 million, which, as a percentage of sales, represented a increase of 0.6 percentage points to 46.0%. U.S. gross profit increased $26.5 million to $563.9 million or 46.6% of net sales, which is an increase of 0.3 percentage points of net sales from the prior year period. This increase was attributable to a 7.4% increase in average unit selling price, a $4.5 million dollar reduction in workers' compensation reserves associated with claims from prior years and improved manufacturing efficiences. These improvements were partially offset by higher material costs and an increase in the sales mix of lower margin promotional bedding. On a per unit basis, domestic material costs increased 10.9% over the prior year due primarily to increased foam and packaging costs. In Canada, gross profit as a percentage of sales increased 2.5 percentage points to 44.1% due primarily to higher average unit selling prices. Elsewhere in the Americas, gross margin increased in Mexico, Argentina and Brazil due to higher average unit selling prices. In our European segment, gross margin as a percentage of sales decreased 2.3 percentage points to 28.9% due to lower average unit selling prices resulting from increased sales of lower priced latex bed cores, which carry a lower unit price and gross margin.

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

        Expenses Associated With IPO.    We incurred $34.2 million of expenses directly related to the IPO in the second quarter 2006, which included approximately $17.5 million of transaction related bonuses paid to management employees and $11.0 million paid to KKR for the termination of the Management Services Agreement, and $5.7 million in expenses related to debt retirement and noncash compensation. (see Note 2 of the Consolidated Financial Statements in Item 8)

        Royalty Income, net of royalty expense.    Royalty income, net of royalty expense, for fiscal 2006 increased $5.6 million to $18.9 million from fiscal 2005, primarily due to increased sales to licensees.

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

Liquidity and Capital Resources

Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, interest payments on our outstanding senior subordinated notes, dividend payments to shareholders, stock repurchases and debt repurchases. Capital expenditures totaled $42.4 million for the year ended December 2, 2007, including approximately $8.1 million for additional facilities and production capacity in the United States. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At December 2, 2007, we had approximately $56.4 million available under our revolving credit facility after taking into account letters of credit issued totaling $27.0 million. Our net weighted average borrowing cost was 7.8% and 7.7% for the years ended December 2, 2007 and November 26, 2006, respectively. As a result of the IPO completed April 12, 2006, approximately $90 million of the net proceeds were used to retire the Senior Subordinated PIK Notes including accrued interest and prepayment penalties thereon, and approximately $52 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under our 2014 Notes along with accrued interest and market premiums thereon. We also retired $28.0 million of our 2014 Notes during the third quarter of fiscal 2007 and an additional $40.1 million during the fourth quarter of fiscal 2007. In addition, on August 25, 2006, we amended our senior secured credit agreement which reduced the applicable interest rate margins charged on the senior secured term loans, as discussed below. Since this date, we have repaid $36.6 million of the outstanding balance of the term loans, including $11.6 million of payments made in fiscal 2007.

Debt

        We have incurred debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in 2010 and senior secured term loan facilities maturing in August 2011 and August 2012. Outstanding balances on these senior facilities were $445.0 million at December 2, 2007. We also have an outstanding principal balance of $273.9 million at December 2, 2007 on our 2014 Notes.

        On August 25, 2006, we amended our senior secured credit agreement to provide for two senior secured term loans, one for $300 million maturing August 25, 2011 and one for $140 million maturing August 25, 2012. This amendment reduced the applicable interest rate margins charged on the senior secured term loans, provided certain financial leverage ratio tests are met, by 50 basis points on the $300 million loan and 25 basis points on the $140 million loan. In addition, this amendment provides us with greater flexibility for Sealy Mattress Company to make dividend payments to us, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment. In connection with the amendment, we incurred a charge of $4.6 million during the third fiscal quarter of 2006, including a noncash charge of $4.1 million for the write off of deferred finance charges and $0.5 million of related fees and expenses. Since August 25, 2006 we have repaid $32.9 million of the original $140 million outstanding on our term loan maturing August 25, 2012 and $3.7 million of the original $300 million outstanding on our term loan maturing August 25, 2011.

        Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of January 17, 2008, we have $65.7 million outstanding under our revolving credit facility.

        Borrowings under the new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. We do not expect there to be any mandatory prepayments due in fiscal 2008.

        On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million from December 2005 through November 2007. Concurrent with the refinancing of our senior secured term loan, we de-designated $13 million of this swap as a hedging instrument and recorded a reduction of interest expense of $0.2 million related to this de-designation. This swap expired in December 2007.

        On June 15, 2007, we entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. We will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

        The outstanding 2014 Notes consist of $273.9 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the 2014 Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). During the fourth quarter of fiscal 2005, we repurchased $0.5 million principal amount of the 2014 Notes. During the second quarter of fiscal 2006, we used a portion of the proceeds from the IPO to retire approximately $47.5 million aggregate principal amount of the 2014 Notes. During the third and fourth quarters of fiscal 2007, we retired an additional $28.0 million and $40.1 million, respectively, aggregate principal amount of the 2014 Notes. We expect this redemption to reduce our annual interest cost by $5.9 million, including a reduction of $0.3 million in the amortization of debt issuance costs related to the 2014 Notes.

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

        At December 2, 2007 we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our Company's stock. As of December 2, 2007, we had repurchased $16.3 million under this program, $9.2 million of which was repurchased during the fourth quarter of fiscal 2007. From December 3, 2007 through January 17, 2008, there were no repurchases of shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following December 2, 2007. We will be required to make scheduled principal payments of approximately $36.4 million during the next twelve months, with $15.0 million for our senior secured term loans, $2.8 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

        While we believe that we will have the necessary liquidity through our operating cash flow and revolving credit facility for the next several years to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future borrowings under the senior credit agreements in an amount sufficient to enable us to do so. In addition, the expiration of the revolving credit facility in 2010, followed by the maturities of the senior and subordinated debt in the following years through 2014, will likely require us to refinance such debt as it matures. We may not be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

Dividend

        During fiscal 2007, the Company paid out dividends totaling $27.4 million.

        On January 3, 2008, our Board of Directors declared a cash dividend in the amount of $0.075 per share of common stock payable on February 1, 2008 to stockholders of record as of January 21, 2008. This will result in a dividend distribution of approximately $6.8 million to be paid during the first quarter of fiscal 2008.

Cash Flow Analysis

        The following table summarizes our changes in cash:

	Fiscal year(1)
	2005	2006	2007
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$134,972	$58,225	$94,382
Investing activities	(19,375)	(30,337)	(37,369)
Financing activities	(101,523)	(18,938)	(86,218)
Effect of exchange rate changes on cash	(299)	116	(1,808)

Change in cash and cash equivalents	13,775	9,066	(31,013)
Cash and cash equivalents:
Beginning of period	22,779	36,554	45,620

End of period	$36,554	$45,620	$14,607

    (1)
    We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2005 and November 26, 2006 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

Year Ended December 2, 2007 Compared With Year Ended November 26, 2006

        Cash Flows from Operating Activities.    Our cash flow from operations increased $36.2 million to a $94.4 million net source of cash for the year ended December 2, 2007, compared to a $58.2 million net source of cash for the year ended November 26, 2006. Contributing to this increase was the inclusion of approximately $32.1 million of expenses in net income and interest payments associated with the IPO and related debt extinguishments in the prior year, with the remaining increase primarily the result of changes in working capital and timing of various vendor payments.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities increased approximately $7.0 million from fiscal 2006 primarily due to $11.6 million higher capital expenditures for fiscal 2007 as compared with the prior fiscal year. The increased capital expenditures were primarily due to the completion of our new facility in Orlando, FL, the completion of the Mountain Top, PA facility and the commencement of work on a second production line at the same facility and the construction of a warehouse at our production site in Italy. These expenditures were partially offset by $4.5 million higher proceeds on sales of assets, including $4.8 million received from the sale of our Orlando, FL facility.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the year ended December 2, 2007 increased $67.3 million to a net use of $86.2 million from a net use of $18.9 million for the year ended November 26, 2006. This increase has been primarily driven by $16.3 million used to repurchase our common stock, the retirement of $68.1 million of our 2014 Notes and $11.6 million of payments on our senior secured term loans in fiscal 2007. These uses have been partially offset by an increase in the net borrowings against our outstanding senior revolving credit facility of $32.3 million in fiscal 2007. In fiscal 2006, we received $295.3 million of IPO proceeds which were used to make a $125 million dividend payment and to retire $139.3 million of debt.

Year Ended November 26, 2006 Compared With Year Ended November 27, 2005

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $76.7 million to a $58.2 net source of cash for the year ended November 26, 2006, compared to a $135.0 million net source of cash for the year ended November 27, 2005. Contributing to this decline were approximately $32.1 million of cash expenses and interest payments associated with the IPO and related debt extinguishments, with the remaining decline primarily the result of changes in working capital and timing of various vendor payments, partially offset by lower cash payments for interest during fiscal 2006 as compared to the fiscal 2005 due to a larger initial interest payment on the 2014 Notes made in December, 2004.

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

        Certain covenants contained in the senior secured credit facilities and 2014 Notes are based on what we refer to herein as "Adjusted EBITDA." In those agreements, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. For instance, the indenture governing the 2014 Notes and the agreement governing Sealy Mattress Company's senior secured credit facilities each contain financial covenant ratios, specifically leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in Sealy Mattress Company's senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indenture governing the 2014 Notes would prohibit Sealy Mattress Company and its subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. In addition, under the restricted payment covenants contained in the indenture governing the 2014 Notes, the ability of Sealy Mattress Company to pay dividends is restricted by formula based on the amount of Adjusted EBITDA. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants discussed above and are pursuant to the terms of the debt agreement or approval of the debtors.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the year ended December 2, 2007 (in thousands):

Net income	$79,373
Interest expense	63,976
Income taxes	35,058
Depreciation and amortization	30,493

EBITDA	208,900
Unusual and nonrecurring losses:
North American realignment(a)	3,898
Other (various)(b)	4,048

Adjusted EBITDA	$216,846

    (a)
    Consists of one-time charges associated with an organizational realignment in North America.

    (b)
    Consists of various immaterial adjustments.

        The following table reconciles EBITDA to cash flows from operations for the year ended December 2, 2007 (in thousands):

EBITDA	$208,900
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(63,976)
Income taxes	(35,058)
Non-cash charges against (credits to) net income:
Deferred income taxes	(5,207)
Non-cash interest expense	(469)
Other, net	2,361
Changes in operating assets & liabilities	(12,169)

Cash flow from operations	$94,382

        As of and during the fiscal years ended November 27, 2005, November 26, 2006, and December 2, 2007, we were in compliance with the covenants contained within our debt instruments.

Off-Balance Sheet Arrangements

        We occupy premises and utilize equipment under operating leases that expire at various dates through 2033. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the fiscal years ended December 2, 2007, November 26, 2006, and November 27, 2005, we recognized lease expenses of $20.7 million, $19.6 million, and $19.0 million, respectively.

        We are involved in a joint venture to develop markets for Sealy brand products in Asia. The joint venture is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. We account for our interest in the joint venture under the equity method, and our net investment of $2.7 million is recorded in our balance sheet at December 2, 2007. We believe that any possible commitments arising from this joint venture will not be significant to our consolidated financial position or results of operations.

Contractual Obligations and Commercial Commitments

        As previously discussed, our debt at December 2, 2007 consists of $41.6 million outstanding under a $125 million senior secured revolving credit facility maturing in 2010, $296.3 million outstanding under a senior secured term loan facility maturing in 2011, $107.1 million outstanding under a senior secured term loan facility maturing in 2012, $273.9 million outstanding aggregate principal amount of senior subordinated notes due 2014, $41.7 million due on our financing obligations and an additional $33.1 million of other borrowings, most of which are owed by our international subsidiaries.

        We engage in various hedging activities in order to mitigate the risk of variability in future cash flows resulting from floating interest rates on our debt and projected foreign currency purchase requirements. Accordingly, we have entered into contractual arrangements for interest rate swaps and forward purchases of foreign currency. The related assets and liabilities associated with the fair value of such derivative instruments are recorded on our balance sheet. Changes in the fair value of these derivatives are recorded in our income statement, except for those associated with our interest rate swap agreements which have been designated as a cash flow hedge for accounting purposes.

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. While we are currently undergoing examinations of our corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to us. We believe that such audits will not result in an assessment and payment of taxes related to these positions during the one year following December 2, 2007. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

        Our contractual obligations and other commercial commitments as of December 2, 2007 are summarized below (in thousands):

Contractual Obligations	2008	2009	2010	2011	2012	After 2013	Total Obligations
Principal maturities of long-term debt	$36,433	$19,183	$120,546	$194,944	$111,079	$311,570	$793,755
Projected interest on long-term debt(1)	54,789	52,981	51,805	43,679	31,865	54,921	290,040
Projected cash flows on derivatives(2)	3,237	4,542	2,464	—	—	—	10,243
Operating leases(3)	13,359	12,137	8,199	5,636	4,296	14,748	58,375
Obligations under license agreements(4)	4,206	4,389	1,097	—	—	—	9,692
Purchase commitments related to capital expenditures(5)	3,414	—	—	—	—	—	3,414
Other	17	—	—	—	—	—	17

Total	$115,455	$93,232	$184,111	$244,259	$147,240	$381,239	$1,165,536
Other Commercial Commitments	2008	2009	2010	2011	2012	After 2013	Total Commitments
Standby Letters of Credit(6)	$27,041	—	—	—	—	—	$27,041

(1)
$478.1 million of our outstanding debt at December 2, 2007 is subject to variable interest rates. Interest payments are projected based on rates in effect at December 2, 2007 assuming no variable rate fluctuations going forward. An increase in the interest rates applicable to the unhedged portion of our variable rate debt by 1% would result in approximately $3.3 million in additional annual cash interest expense.

(2)
Net cash payments on our hedging instruments consist of the projected net settlements of our interest rate swap as of December 2, 2007 based on the projected interest rates used to value the swap on that date.

(3)
Obligations under operating leases include only projected payments under current lease terms, excluding renewal options and assuming no exercise of any purchase options.

(4)
Amounts represent minimum guarantees owed under license agreements.

(5)
We have made firm purchase commitments of approximately $3.4 million as of December 2, 2007 related to the installation of a second latex production line in the U.S., as well as equipment ordered for our components division.

(6)
We issue letters of credit in the ordinary course of business primarily to back our various obligations under workers compensation and other insurance programs, environmental liabilities, and open positions on certain of our derivative instruments. These obligations will renew automatically on an annual basis unless cancelled per our instructions.

        As discussed in Note 15 to our Consolidated Financial Statements included in Item 8, we have a $7.4 million long term obligation arising from underfunded pension plans. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. During fiscal 2008, we estimate that we will make approximately $2.5 million in contributions to the plans. In fiscal 2007, we contributed $2.1 million into the plans.

        We have an obligation to repurchase equity securities of certain of our executives upon their retirement. The value of the obligation is determined based on a formulated estimate of our book value per share. Future payments associated with this obligation are not included in the schedule above as their timing and amount is contingent upon when the executives retire and the number of underlying shares owned by the executives at that time. At December 2, 2007, we had a noncurrent liability on our balance sheet of $3.7 million for this obligation.

        Only agreements to purchase goods or services with fixed or minimum obligations are included in the schedule above. It does not include normal purchases which are made in the ordinary course of business.

Foreign Operations and Export Sales

        We operate three manufacturing facilities in Canada, and one each in Mexico, Argentina, Uruguay and Brazil. We also operate a distribution center in Uruguay with products received from our subsidiary in Argentina. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia. We operate a South Korean sales office and use a contract manufacturer to help service the South Korean market. We also export products directly into many small international markets, and have license agreements in Thailand, Japan, the United Kingdom, Spain, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic. The results of these operations, along with the U.S. operations are considered a component of our Americas segment.

        In addition, we own Sapsa Bedding S.A.S., a leading European manufacturer of latex bedding products in Europe, with headquarters in Italy and manufacturing operations in France and Italy and which are components our Europe segment.

Impact of Recently Issued Accounting Pronouncements

        In May 2005, the FASB issued FAS 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. This statement also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. This statement became effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted this statement as of the beginning of fiscal 2007.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this interpretation as of the beginning of fiscal 2008 and are still assessing the potential impact of adoption.

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

        In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, which is consistent with our current practice. We have recognized the funded status of our defined benefit postretirement plan and have provided the required disclosures as of the end of fiscal 2007, which resulted in a $1.0 million decrease of total assets, no impact on total liabilities and a $1.0 million reduction of shareholders' equity (net of taxes). The adoption of this statement did not impact our results of operations. See Note 15 in the Consoldiated Financial Statements in Item 8 herein for further details pertaining to the adoption of this statement.

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company has elected not to apply the fair value option to any of its financial instruments.

        In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. We are still assessing the potential impact of adoption.

        In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2010. We are still assessing the potential impact of adoption.

        In December 2007, the FASB issued FAS 141(R), "Business Combinations—a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing the potential impact of adoption.

General Business Risk

        Our customers include furniture stores, specialty sleep shops, department stores, membership warehouse clubs, hospitality customers and other stores. In the future, these customers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of locations that carry our products. These customers are also subject to changes in consumer spending and the overall state of the economy, both domestically and internationally. Additionally, our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

Fiscal Year

        We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2007 was a 53-week year. The fiscal years ended November 26, 2006 and November 27, 2005 were 52-week years.

Forward Looking Statements

        "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operation results. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

  •
  our level of indebtedness;

  •
  interest rate risks;

  •
  future acquisitions;

  •
  an increase in return rates; and

  •
  other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, or the SEC.

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

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward contracts. At December 2, 2007, we did not have any such contracts outstanding. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are included in net income.

Interest Rate Risk

        We are exposed to interest rate risk on our variable rate debt. To manage this risk, we enter into interest rate swap agreements to convert certain variable rate debt to fixed rate debt. At December 2, 2007 and November 26, 2006, we had an interest rate swap agreement that fixed the floating portion of the interest rate at 3.725% on $150 million of our outstanding balance under the senior secured term loan. The fair value of this swap instrument was an asset of $2.8 million at November 26, 2006. This swap expired on December 3, 2007 and we had recognized a receivable of $0.7 million at December 2, 2007.

        As of December 2, 2007, we had an outstanding interest rate swap agreement effective December 3, 2007 that fixes the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to

$240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The fair value of this swap instrument was a liability of $10.2 million at December 2, 2007.

        We also entered into two interest rate swap agreements associated with debt that no longer exists. Although the related debt was repaid, the related swaps remained in effect until their expiration in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings was largely offsetting. The combined fair value carrying amount of these swap instruments at November 26, 2006 was a net obligation of $0.1 million.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instrument would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at December 2, 2007, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

Commodity Price Risks

        The cost of our steel innerspring, polyurethane foam, polyester and polyethylene component parts are impacted by volatility in the price of steel and petroleum. Due to a tightness in supply, we have also seen an increase in the price of rayon fibers. We expect the cost of the components to remain elevated above their recent historical averages and in some instances increase above current price levels. The Gulf Coast hurricanes of 2005 caused significant temporary shortages which had an adverse impact on the cost of foam materials used in the manufacture of our products. The impact from the hurricanes continues through to this day. We do not engage in commodity hedging programs.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (the "Company") as of December 2, 2007 and November 26, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended December 2, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of December 2, 2007 and November 26, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 2, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        As discussed in Notes 1, 3, 7 and 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", in fiscal 2005 and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", effective December 2, 2007. Also, as discussed in Note 1, the fiscal year ended December 2, 2007 included 53 weeks. The fiscal years ended November 26, 2006 and November 27, 2005 included 52 weeks.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 2, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
January 31, 2008

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 2, 2007	November 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,607	$45,620
Accounts receivable (net of allowance for doubtful accounts,
discounts and returns, 2007—$26,420; 2006—$22,580)	208,821	193,838
Inventories, net	73,682	66,126
Assets held for sale	—	2,338
Prepaid expenses and other current assets	26,497	24,710
Deferred income taxes	20,087	12,627

	343,694	345,259

Property, plant and equipment—at cost:
Land	13,065	11,793
Buildings and improvements	146,137	118,798
Machinery and equipment	270,905	233,873
Construction in progress	12,199	32,703

	442,306	397,167
Less accumulated depreciation	(198,434)	(178,957)

	243,872	218,210

Other assets:
Goodwill	395,460	388,204
Other intangibles—net of accumulated amortization (2007—$11,612; 2006—$5,591)	8,866	13,026
Debt issuance costs, net, and other assets	33,187	38,033

	437,513	439,263

Total Assets	$1,025,079	$1,002,732

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Balance Sheets (Continued)

(in thousands, except per share amounts)

	December 2, 2007	November 26, 2006
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion-long term obligations	$36,433	$18,282
Accounts payable	135,352	118,885
Accrued expenses:
Customer incentives and advertising	47,754	40,578
Compensation	32,422	35,484
Interest	16,526	17,286
Other	53,398	57,669

	321,885	288,184

Long term obligations, net of current portion	757,322	814,236
Other noncurrent liabilities	50,814	42,688
Deferred income taxes	8,295	10,199
Commitments and contingencies
Common stock and options subject to redemption	16,156	20,263
Stockholders' deficit:
Preferred stock, $0.01 par value; Authorized 50,000 shares; Issued, none	—	—
Common stock, $0.01 par value; Authorized 200,000 shares; Issued and outstanding: 2007-90,814; 2006—90,983(including shares classified above as subject to redemption: 2007—401; 2006—424)	902	904
Additional paid-in capital	654,626	664,609
Accumulated deficit	(794,160)	(846,144)
Accumulated other comprehensive income	9,239	7,793

	(129,393)	(172,838)

Total Liabilities and Stockholders' Deficit	$1,025,079	$1,002,732

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 2, 2007	November 26, 2006	November 27, 2005
Net sales	$1,702,065	$1,582,843	$1,469,574
Cost of goods sold	992,455	874,927	817,978

Gross profit	709,610	707,916	651,596
Selling, general and administrative expenses (including provisions for bad debts of $6,620, $2,705 and $3,231, respectively)	545,608	499,614	456,281
Expenses associated with intial public offering of common stock	—	28,510	—
Amortization of intangibles	3,356	5,707	566
Royalty income, net of royalty expense	(18,562)	(18,855)	(13,220)

Income from operations	179,208	192,940	207,969
Interest expense	63,976	71,961	79,564
Debt extinguishment and refinancing expenses	1,222	9,899	6,248
Other income, net	(421)	(750)	(895)

Income before income tax expense	114,431	111,830	123,052
Income tax expense	35,058	37,576	54,573

Income before cumulative effect of change in accounting principle	79,373	74,254	68,479
Cumulative effect of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	—	287	—

Net income	$79,373	$73,967	$68,479

Earnings per common share—Basic
Income before cumulative effect of change in accounting principle	$0.87	$0.89	$0.97
Cumulative effect of a change in accounting principle	—	—	—

Earnings per common share—Basic	$0.87	$0.89	$0.97

Earnings per common share—Diluted
Income before cumulative effect of change in accounting principle	$0.82	$0.83	$0.91
Cumulative effect of a change in accounting principle	—	—	—

Earning per common share—Diluted	$0.82	$0.83	$0.91

Weighted average number of common shares outstanding:
Basic	91,299	83,622	70,376
Diluted	96,337	89,558	75,418

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Stockholders' Deficit

(in thousands, except per share amounts)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 28, 2004	$(26,107)	70,244	$702	$386,676	$(849,942)	$5,795	$(456,769)

Net income	68,479				68,479		68,479
Foreign currency translation adjustment	(4,921)					(4,921)	(4,921)
Excess of additional pension liability over unrecognized prior service cost, net of tax of $317	(475)					(475)	(475)
Change in fair value of cash flow hedge, net of tax of $(1,492)	2,239					2,239	2,239
Exercise of stock options		219	2	258			260
Excess tax benefit on options exercised				88			88
Directors' deferred stock compensation				400			400
Issuance of common stock		17		130			130
Transfer of temporary equity subject to redemption			(2)	(21,652)			(21,654)

Balance at November 27, 2005	$65,322	70,480	$702	$365,900	$(781,463)	$2,638	$(412,223)

Net income	73,967				73,967		73,967
Foreign currency translation adjustment	5,489					5,489	5,489
Excess of additional pension liability over unrecognized prior service cost, net of tax of $66	37					37	37
Change in fair value of cash flow hedge, net of tax of $246	(247)					(247)	(247)
Amortization of dedesignated cash flow hedge, net of tax of $99	(124)					(124)	(124)
Initial public offering (IPO):
Proceeds from IPO, net of underwriting discount of $20,800		20,000	200	299,000			299,200
Direct costs of IPO				(3,852)			(3,852)
Stock-based compensation:
Conversion of options to shares in connection with the IPO		192	2	348			350
Compensation associated with stock option grants				1,655			1,655
Directors' deferred stock compensation				464			464
Cash dividend					(138,648)		(138,648)
Exercise of stock options		311	3	(2,730)			(2,727)
Excess tax benefit on options exercised				2,431			2,431
Adjustment of temporary equity subject to redemption			(3)	1,393			1,390

Balance at November 26, 2006	$79,122	90,983	$904	$664,609	$(846,144)	$7,793	$(172,838)

Net income	79,373				79,373		79,373
Foreign currency translation adjustment	11,183					11,183	11,183
Excess of additional pension liability over unrecognized prior service cost, net of tax of $568	(1,160)					(1,160)	(1,160)
Adjustment to initially adopt FASB Statement 158, net of income taxes of $699						(1,028)	(1,028)
Change in fair value of cash flow hedge, net of tax of $4,667	(7,549)					(7,549)	(7,549)
Stock-based compensation:
Compensation associated with stock option grants				2,124			2,124
Directors' deferred stock compensation				281			281
Cash dividend					(27,389)		(27,389)
Repurchase of common stock		(1,057)	(11)	(16,242)			(16,253)
Exercise of stock options		888	9	(6,888)			(6,879)
Excess tax benefit on options exercised				6,585			6,585
Adjustment of temporary equity subject to redemption				4,107			4,107
Other				50			50

Balance at December 2, 2007	$81,847	90,814	$902	$654,626	$(794,160)	$9,239	$(129,393)

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended
	December 2, 2007	November 26, 2006	November 27, 2005
Cash flows from operating activities:
Net income	$79,373	$73,967	$68,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,493	30,185	21,873
Deferred income taxes	(5,207)	2,037	9,610
Non-cash interest expense:
Senior Subordinated PIK Notes	—	3,348	7,974
Amortization of debt issuance costs and other	(469)	1,511	4,122
Stock-based compensation	2,891	2,658	—
Excess tax benefits from share-based payment arrangements	(6,585)	—	—
(Gain) loss on sale of assets	(1,695)	478	—
Write-off of debt issuance costs related to debt extinguishments	1,770	6,302	3,400
Cumulative effect of accounting change	—	478	—
Other, net	5,980	(13,914)	3,216
Changes in operating assets and liabilities:
Accounts receivable	(5,285)	(15,133)	(2,585)
Inventories	(5,456)	(3,297)	(8,218)
Prepaid expenses and other current assets	(2,251)	(5,557)	5,556
Accounts payable	13,243	(6,088)	22,992
Accrued expenses	(8,597)	(6,570)	1,217
Other liabilities	(3,823)	(12,180)	(2,664)

Net cash provided by operating activities	94,382	58,225	134,972

Cash flows from investing activities:
Purchase of property, plant and equipment	(42,434)	(30,872)	(29,354)
Proceeds from sale of property, plant and equipment	5,065	535	9,979

Net cash used in investing activities	(37,369)	(30,337)	(19,375)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24,489	—	295,348	—
Cash dividends	(27,389)	(138,648)	—
Repayments of long-term obligations, including discounts taken of $460 in 2007 and premiums paid of $2,703 in 2006	(79,202)	(611,614)	(120,642)
Borrowings under new credit facility	—	440,000	—
Borrowings under revolving credit facilities	233,990	172,181	208,404
Repayments under revolving credit facilities	(206,643)	(177,155)	(195,233)
Repurchase of common stock	(16,253)	—	—
Exercise of employee stock options, including related excess tax benefits	7,166	2,559	478
Other	2,113	(1,609)	5,470

Net cash used in financing activities	(86,218)	(18,938)	(101,523)

Effect of exchange rate changes on cash	(1,808)	116	(299)

Change in cash and cash equivalents	(31,013)	9,066	13,775
Cash and cash equivalents:
Beginning of period	45,620	36,554	22,779

End of period	$14,607	$45,620	$36,554

Supplemental disclosures:
Taxes paid (net of tax refunds of $94, $233 and $168 in fiscal 2007, 2006 and 2005, respectively	$39,944	$42,430	$40,683
Interest paid	$62,097	$68,101	$76,421

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements

Note 1: Basis of Presentation and Significant Accounting Policies

Business

        Sealy Corporation and its subsidiaries (the "Company"), is engaged in the consumer products business and manufactures, distributes and sells conventional bedding products including mattresses and box springs, as well as specialty bedding products which include latex and visco-elastic mattresses. The Company's products are manufactured in a number of countries in North and South America and Europe. Substantially all of the Company's trade accounts receivables are from retail customers.

Basis of Presentation

        On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of the Company's capital stock. Certain of the Company's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its 100% interest in Sealy Mattress Company to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent guarantor of the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes") issued by Sealy Mattress Company.

        All stock share amounts presented in the Consolidated Financial Statements and in the notes thereto have been restated to reflect a 0.7595 to one reverse stock split which became effective on March 23, 2006.

        On April 12, 2006, the Company completed an initial public offering ("IPO") of its common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. See Note 2 for further details on the sources and uses of cash from the IPO. Effective May 25, 2006, Sealy Corporation was named a guarantor of the 2014 Notes. At December 2, 2007, KKR controlled approximately 51% of the issued and outstanding common stock of the Company.

        Significant accounting policies used in the preparation of the Consolidated Financial Statements are summarized below.

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of the Company and its 100%-owned subsidiary companies. Intercompany transactions are eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control and consolidation is not otherwise required under FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities an interpretation of ARB No. 51." ("FIN 46(R)") Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company's equity in the net income and losses of these investments is reported in other income, net in the accompanying Consolidated Statements of Operations. Also, based on triggering events, the Company assesses whether it has any primary beneficial interests in any variable interest entity ("VIE") which would require consolidation of such entity in accordance with FIN 46(R). At December 2, 2007, the Company is not a beneficiary in a VIE.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Fiscal Year

        The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2007 was a 53-week year. The fiscal years ended November 26, 2006 and November 27, 2005 were 52-week years.

Recently Issued Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board ("the FASB") issued FAS 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. This statement also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. This statement became effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company adopted this statement as of the beginning of fiscal 2007.

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

        In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, which is consistent with the Company's current practice. The Company recognized the funded status of its defined benefit postretirement plans and has provided the required disclosures as of the end of fiscal 2007, which resulted in a $1.7 million decrease of intangible assets, a $0.7 million increase in deferred tax assets, no impact on total liabilities and a $1.0 million reduction of shareholders' deficit (net of taxes). The

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

adoption of this statement did not impact the Company's results of operations. See Note 15 for further details pertaining to the adoption of this statement.

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this statement as of the beginning of fiscal 2008 and has elected not to apply the fair value option to any of its financial instruments.

        In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The Company is still assessing the potential impact of adoption.

        In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2010. The Company has not yet determined the impact, if any, of this statement on its Consolidated Financial Statements.

        In December 2007, the FASB issued FAS 141(R), "Business Combinations—a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2010. The Company has not yet determined the impact, if any, of this statement on its Consolidated Financial Statements.

Revenue Recognition

        The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. The recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which is generally upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. The Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, slotting fees and supply agreement amortization, in accordance with EITF 01-09,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

"Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-09") and records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether the customers will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Accordingly, $104.4 million, $96.7 million, and $76.7 million, was recorded as a reduction of revenue for the years ended December 2, 2007, November 26, 2006, November 27, 2005, respectively, associated with EITF 01-09.

Product Delivery Costs

        Included in the Company's selling, general and administrative expenses in the consolidated statement of operations for fiscal years 2007, 2006, and 2005 were $91.2 million, $80.7 million, and $73.1 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to its customers, including approximately $8.4 million, $8.6 million, and $7.8 million, respectively, of costs associated with internal transfers between plant locations.

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

        The Company's accounts receivable arise from sales to numerous customers in a variety of markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 23.5%, 19.1%, and 24.3% of the Company's net sales for the years ended December 2, 2007, November 26, 2006, and November 27, 2005, respectively, and no single customer accounted for over 10% of the Company's net sales in any of those years. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Such losses, in the aggregate, have not materially exceeded management's estimates.

        The counterparties to the Company's foreign currency and interest rate swap agreements are major financial institutions. The Company has not experienced non-performance by any of its counterparties.

        The Company is presently dependent upon a single supplier for certain polyethylene structural components in its mattress units manufactured in the Americas. Such components are purchased under a measured supply agreement, and are manufactured in accordance with proprietary process designs exclusive to the supplier. The Company has incorporated these methods of construction into many of its branded products. The Company continues to develop alternative supply sources, allowing acquisition of similar component parts which meet the functional requirement of various product lines. The Company also purchases a portion of its box spring parts from third party sources and manufacture the remainder of these parts. The Company is also dependent on a single supplier for the visco-elastic components and assembly of its TrueForm product line. Except for its dependence regarding certain polyethylene structural and visco-elastic components and assembly of its TrueForm product line, the Company does not consider itself to be dependent upon any single outside vendor as

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

a source of supply to its conventional bedding or specialty businesses, and the Company believes that sufficient sources of supply for the same, similar or alternative components are available.

        Approximately 67% of the employees at the Company's 26 North American plants are represented by various labor unions with separate collective bargaining agreements. The Company's current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2008 through 2010. Of the employees covered by collective bargaining agreements, approximately 22% are under contracts expiring in fiscal 2008. Certain employees at the Company's international facilities are also covered by collective bargaining agreements which expire at various terms between fiscal 2008 and 2010.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the accrued warranty obligation, allowance for doubtful accounts, discounts and returns, cooperative advertising and promotional accruals, valuation of goodwill and intangible assets, reserve for workers' compensation claims, benefit plan obligations and expenses, environmental contingencies and tax assets, liabilities and expense.

        See "Warranties" below regarding the effect of changes in estimates associated with the Company's reserve for product warranties.

        See "Self-Insurance" below regarding estimates associated with the Company's reserve for workers' compensation claims.

        See "Income Taxes" below regarding estimates associated with the Company's valuation allowances against net deferred tax assets.

Foreign Currency

        Subsidiaries located outside the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' deficit (accumulated other comprehensive income (loss)) and are not tax effected since they relate to investments which are permanent in nature. At December 2, 2007 and November 26, 2006, accumulated foreign currency translation adjustments were $20.0 million and $7.8 million, respectively. Foreign currency transaction gains and losses are recognized in selling, general and administrative expenses at the time they occur. The Company recorded foreign currency transaction gains of $0.5 million, $0.5 million, and $2.4 million in fiscal 2007, 2006, and 2005, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity at the time of purchase of three months or less to be cash equivalents. Included as cash equivalents are money market funds that are stated at cost, which approximates market value.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Checks Issued In Excess of Funds on Deposit

        Accounts payable and accrued compensation expenses include reclassifications of book overdrafts in the amounts of $10.7 million and $1.4 million at December 2, 2007, and $14.4 million and $1.4 million at November 26, 2006, respectively. The change in the reclassified amount of checks issued in excess of funds on deposit is included in cash flows from operations in the statements of cash flows.

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

Supply Agreements

        The Company from time to time enters into long term supply agreements with its customers to sell its branded products to customers in exchange for minimum sales volume or a minimum percentage of the customer's sales or space on the retail floor. Such agreements generally cover a period of two to five years. In these long term agreements, the Company reserves the right to pass on its cost increases to its customers. Other costs such as transportation and warranty costs are factored into the wholesale price of the Company's products and passed on to the customer. Initial cash outlays by the Company are capitalized and amortized generally as a reduction of sales over the life of the contract. The majority of these cash outlays are ratably recoverable upon contract termination. Such capitalized amounts are included in "Prepaid expenses and other current assets" and "Debt issuance costs, net, and other assets" in the Company's consolidated balance sheets.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and five to fifteen years for machinery and equipment. The Company uses the straight-line method for calculating the provision for depreciation. Depreciation expense for fiscal 2007, 2006 and 2005 was $27.1 million, $24.5 million and $21.3 million, respectively. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Such assets which meet the criteria of FAS 144 to be reported as "assets held for sale" are shown as such in the accompanying balance sheets, and consist of land and buildings at the Company's closed manufacturing facilities and facilities that the Company is actively marketing for sale and that the Company expects to sell within one year. It is Company policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Goodwill

        Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. In accordance with FAS 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized but must be reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company performs at least an annual assessment of goodwill for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company assesses recoverability using several methodologies, which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit and discount rates. Discount rates are based upon the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the discounted fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, the Company would recognize impairment for the excess of carrying value over fair value.

Debt Issuance Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Additional interest expense arising from such prepayments during the fiscal years ended December 2, 2007, November 26, 2006 and November 25, 2005 was $0.1 million, $0.3 million and $2.4 million, respectively. The Company has the following amounts recorded in debt issuance costs, net, and other assets:

	December 2, 2007	November 26, 2006
	(in thousands)
Gross cost	$16,863	$18,578
Accumulated amortization	(5,928)	(3,348)

Net deferred debt issuance costs	$10,935	$15,230

Royalty Income and Expense

        The Company recognizes royalty income based on sales of Sealy, Stearns & Foster, and Bassett branded product by various licensees. The Company recognized gross royalty income of $19.2 million, $19.2 million, and $16.0 million in fiscal 2007, 2006, and 2005, respectively. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of $0.6 million, $0.4 million, and $2.8 million in fiscal 2007, 2006, and 2005, respectively.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Income Taxes

        Income taxes are accounted for under the asset and liability method in accordance with FAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (See Note 14 for disclosure of amounts related to deferred taxes and associated valuation allowances).

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's tax return positions are fully supportable, the Company may establish and has established reserves when it believes that certain tax positions are likely to be challenged and it may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. In addition, the FASB recently issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), as described in this note above. We are still assessing the potential impact of adopting this interpretation. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in an assessment and payment of taxes related to these positions during the one year following December 2, 2007.

Advertising Costs

        The Company expenses all advertising costs as incurred. In accordance with EITF 01-09, the estimated fair value of cooperative advertising costs paid to customers are recorded as a component of selling, general and administrative expense within the Consolidated Statements of Operations when the customer provides proof of advertising. We periodically assess the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising expenses, including cooperative advertising, for the years ended December 2, 2007, November 26, 2006, and November 27, 2005 amounted to $188.9 million, $162.5 million, and $153.8 million, respectively.

Warranties

        The Company's warranty policy provides a ten year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a twenty year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, the last ten years of which are pro rated on a straight-line basis. In 2006, the Company introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

for part of the twenty years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. The estimate involves an average lag time in days between the sale of a bed and the date of its return applied to the current rate of warranty returns.

        In 2007, the Company amended its warranty policy on Sealy branded promotional bedding to three years for the new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on the Company's financial results or position.

        The change in the Company's accrued warranty obligations for the years ending December 2, 2007, November 26, 2006, and November 27, 2005 was as follows:

	2007	2006	2005
	(in thousands)
Accrued warranty obligations at beginning of year	$15,349	$14,321	$13,857
Warranty claims(1)	(17,389)	(15,832)	(14,484)
Warranty provision(2)	18,004	16,860	14,948

Accrued warranty obligations at end of year	$15,964	$15,349	$14,321

(1)
Warranty claims for the year ended December 2, 2007 include approximately $14.0 million for claims associated with products sold prior to November 26, 2006 that are still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. The Company utilizes warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $6.2 million, $5.5 million, and $4.3 million for the years ended December 2, 2007, November 26, 2006, and November 27, 2005, respectively.

(2)
The provision for the year ended December 2, 2007 includes a decrease of approximately $2.1 million relating to increased recoverable salvage value included in the warranty obligation estimate. The provision for the year ended November 26, 2006 includes a decrease of approximately $1.7 million relating to increased recoverable salvage value included in the warranty obligation estimate. The warranty provision for the year ended November 27, 2005 includes approximately $0.4 million associated with a change of the sales agreement in the third quarter of fiscal 2005 with one of the Company's customers such that the customer is now allowed to return defective products. Previously, the customer received a discount in lieu of returning products. In addition, the warranty provision for the year ended November 27, 2005 includes an increase of $1.8 million related to the increase in average age and a decrease of $1.3 million related to increased recoverable salvage value included in the warranty obligation estimate.

Self-Insurance

        The Company is self-insured for certain losses related to general liability, product liability, automobile, workers' compensation and medical claims. The Company's liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from the Company's estimates, the Company's results of operations could be impacted. During the fiscal year ended December 2, 2007, the Company recognized a reduction of reserves totaling $0.9 million due to favorable loss development from a reduction in both the frequency and severity of historical claims experience. During the fiscal year ended November 26, 2006, the Company recognized a reduction of reserves totaling $5.7 million, which included a $2.3 million change in estimate due to a change from industry loss development factors to the Company's own historical loss development factors. The remaining change relates to favorable loss development due to a reduction in both the frequency and severity of historical claims experience. These charges related to plant labor and are therefore included in cost of goods sold for the period.

Research and Development

        Product development costs are charged to operations during the period incurred and are not considered material.

Environmental Costs

        Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities". Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

Conditional Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 became effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of the beginning of fiscal 2006 and has recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, the Company recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities as of November 28, 2005. The initial obligations recognized resulted from obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2008 to 2032, the Company may

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

be able to renegotiate such leases to extend the terms. After the initial adoption of FIN 47, the Company entered into additional leases with provisions similar to those described above which required the recognition of additional asset retirement obligations in fiscal 2006 and 2007. On a pro forma basis for the year ended November 27, 2005, the effects would have been immaterial.

        In addition to the above obligations, the Company also owns certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. In the fourth quarter of fiscal 2006, the Company recognized an asset retirement obligation of $0.1 million to remove asbestos at a U.S. facility that was renovated in the second quarter of fiscal 2007. Also, in fiscal 2007, the Company removed asbestos at an European facility. The Company has recognized an asset retirement obligation of $0.2 million for the remaining asbestos in its European facilities. The Company has not recognized asset retirement obligations in its financial statements for asbestos at any other facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

        FIN 47 results in the ongoing recognition of costs related to the depreciation of the assets and the accretion of the liability. The Company recognized accretion and depreciation expense of $0.1 million in fiscal 2007 and an insignificant amount in fiscal 2006. A reconciliation of the carrying amount of our asset retirement obligation for the years ended December 2, 2007 and November 26, 2006 is as follows:

	2007	2006
	(in thousands)
Asset retirement obligations at beginning of year	$1,112	$615
Liabilities incurred	273	466
Payments made	(125)	—
Accretion expense	62	31

Asset retirement obligations at end of year	$1,322	$1,112

Share-Based Compensation

        Effective August 29, 2005 (the beginning of the fourth quarter of fiscal 2005) the Company adopted the provisions of FAS No. 123 (revised 2004) "Share Based Payment" ("FAS 123(R)"). Previously, as permitted by FAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), the Company accounted for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and recorded no charges (except to the extent required by APB 25) against earnings with respect to options granted. Prior to the Company's June 30, 2005 filing of a registration statement on Form S-1, the Company had been considered a nonpublic entity as defined by both FAS 123 and FAS 123(R) and had used the minimum value method of measuring equity share options for pro forma disclosure purposes.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Accordingly, the Company is required to apply the provisions of FAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. (See Note 3) The Company elected to use the alternative short cut method described in FASB Staff Position 123(R)-3 for determining the pool of available paid in capital against which any future tax benefit deficiencies arising from the exercise of options may be offset (the "APIC pool"). The Company shall continue to account for any portion of awards outstanding at August 29, 2005 using the provisions of APB 25 as previously permitted under FAS 123.

        In connection with its adoption of FAS 123(R), the Company has reclassified as temporary equity amounts previously included in additional paid in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable in certain circumstances outside of the Company's control (See Note 20).

Commitments and Contingencies

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

Note 2: Initial Public Offering of Common Stock and Use of Proceeds

        On April 12, 2006, the Company completed an IPO of its common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. The following table presents the sources and uses of cash from the IPO:

(in millions)
Source:
Gross proceeds from issuance of 20 million shares of common stock at $16.00 per share	$320.0

Use of Proceeds:
Cash dividend to shareholders of record immediately prior to the IPO	$125.0
Repayment of Senior Subordinated PIK Notes, including 1% prepayment penalty thereon(1)	90.0
Repurchase of $47.5 million aggregate principal amount of the 2014 Notes, plus market premiums of $2.7 million(1) and accrued interest of $1.4 million	51.6
Underwriting discount at $1.04 per share for 20 million shares	20.8
Cash bonuses to members of management(2)	17.5
Management Services Agreement termination fee paid to KKR(2)	11.0
Other fees and expenses associated with the IPO(3)	3.9
Net cash available for use by the Company	0.2

Total uses of proceeds from the IPO	$320.0

(1)
PIK Note penalty of $0.9 million and Note repurchase premium of $2.7 million are included in "debt extinguishment and refinancing expenses" in the Consolidated Statements of Operations for the year ended November 26, 2006.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 2: Initial Public Offering of Common Stock and Use of Proceeds (Continued)

(2)
Bonuses of $17.5 million and fee of $11.0 million are included in "expenses associated with initial public offering of common stock" in the accompanying statements of operations for the year ended November 26, 2006.

(3)
Direct costs of IPO were charged against additional paid in capital in the accompanying consolidated balance sheet. At November 26, 2006, there were no material unpaid fees associated with the IPO.

        The Consolidated Statements of Operations for the year ended November 26, 2006 also include the following charges related to the IPO and associated debt extinguishments:

(in millions)
Cash charges:
Compensation expense associated with transaction bonuses	$17.5
Fee paid to KKR for termination of Management Services Agreement	11.0

Total charges included in "expenses associated with initial public offering of common stock"	28.5
Cash premiums and prepayment penalties totaling $3.6 million plus noncash charges of $1.7 million resulting from the repurchase of 2014 Notes and retirement of PIK Notes, included in "debt extinguishment and refinancing expenses"	5.3
Noncash compensation resulting from the conversion of certain equity share options into common stock, included in "selling, general and administrative expenses"	0.4

Total charges related to the IPO	$34.2

Note 3: Share-Based Compensation

  Share-Based Payment Arrangements

        At December 2, 2007, the Company has four share-based compensation plans as described below. The compensation cost that has been charged against income for those plans, included in selling, general and administrative expenses for the years ended December 2, 2007, November 26, 2006, and November 27, 2005 was $3.0 million, $2.6 million, and $1.1 million, respectively. The total income tax benefit recognized in the statements of operations for share based compensation arrangements was $1.2 million, $1.1 million, and $1.3 million for fiscal years 2007, 2006 and 2005, respectively. No share based compensation cost has been capitalized and included in any assets in the accompanying consolidated balance sheets. Cash received from the exercise of share options under all plans during fiscal 2007, 2006, and 2005 was $0.9 million, $0.1 million, and $0.2 million, respectively, with tax benefits realized upon exercise during each fiscal year of $8.1 million, $3.8 million, and $0.5 million, respectively.

  1998 Plan

        Prior to the merger with KKR, all outstanding options were issued under the 1998 Stock Option Plan ("1998 Plan"). Options under the 1998 Plan were granted as Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. The options vested either 20% on the first through fifth anniversary of the grant or 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant. On April 6, 2004, all outstanding options under the

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

1998 Plan, whether or not vested, other than certain options held by members of management that those members elected to rollover (the "Rollover Options"), were cancelled and converted into a right to receive cash consideration upon the completion of the merger with KKR. The Rollover Options, which had an aggregate initial intrinsic value of $24.6 million at the time of the merger with KKR, represent options to purchase Class A common stock in Sealy Corporation and are fully vested. The expiration dates of the existing options converted to Rollover Options were uniformly extended to ten years from the date of the merger, thus resulting in a new measurement date and recognition of expense for the intrinsic value. Unless modified subsequent to August 29, 2005, all Rollover Options which remain outstanding will continue to be accounted for using the intrinsic value method of APB 25 in accordance with the transition method described above. Because all options under the 1998 Plan are accounted for under the intrinsic value method with the minimum value method having been used for disclosure purposes in previously issued financial statements, no information is presented herein with regard to significant assumptions used for fair value estimation purposes or regarding weighted average grant date fair value. At December 2, 2007, there is no unrecognized compensation cost related to the 1998 Plan. A summary of option activity under the 1998 Plan as of December 2, 2007, and changes for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 26, 2006	4,004,503	$1.59
Exercised	(860,510)	2.16
Forfeited	(34,539)	0.77

Outstanding December 2, 2007(all fully vested and exercisable)	3,109,454	$1.44

Weighted average remaining contractual term	6.4 years
Aggregate intrinsic value at December 2, 2007(in thousands)	$36,055

  2004 Plan

        The Company's Board of Directors adopted the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") that provides for the grant of cash and cashless exercise stock options, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the Compensation Committee of Sealy Corporation's Board of Directors or certain of the committee's designees. The 2004 Stock Option Plan provided twenty million shares of Class A common stock for grants as new shares. Upon Sealy's March 23, 2006 reverse stock split of 0.7595, the Company has taken the position that only 15,190,000 shares are reserved for grants under the 2004 Stock Option Plan. Options under the 2004 Plan are granted in part as "time options," which vest and become exercisable ratably on a monthly basis generally over the first three to five years following the date of grant, and granted in part as "performance options," which vest and become exercisable over the fiscal years through fiscal year 2008 upon the achievement of certain EBITDA performance targets, and in any event by the eighth anniversary of the date of grant. As of December 2, 2007, approximately 4.7 million time options and 4.6 million performance options were issued and outstanding. The Company has not met the EBITDA performance targets for fiscal 2007 for the performance options; thus, the 2007 portion of these options has not become vested. Management has determined that the cumulative EBITDA performance targets for the performance options granted since the third fiscal quarter of 2006 will not be met; thus, these

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

performance options are being amortized over the first eight years following the date of grant. (approximately 56% of the total outstanding performance options are vested as of December 2, 2007). Unless modified subsequent to August 29, 2005, all options issued under the 2004 Plan which were outstanding at August 29, 2005 will continue to be accounted for using the intrinsic value method of APB 25. Options granted under the 2004 plan subsequent to that date will be accounted for using the fair value method under FAS 123(R).

        As of December 2, 2007, there was $6.1 million of unrecognized compensation costs associated with grants under the 2004 Plan. That cost is expected to be recognized over a weighted average period of 7.1 years. The weighted average grant date fair value for all option grants during fiscal 2007 and 2006 was $5.16, and $4.79 per option, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 were $21.0 million, $9.9 million and $1.3 million, respectively. The Company valued these stock option grants using the Black-Scholes valuation model or the trinomial lattice model as appropriate under the circumstances, with the following assumptions:

Year ended
	December 2, 2007	November 26, 2006
Expected volatility	30%	30%
Expected dividend yield	1.76% - 2.24%	1.86 - 2.42%
Expected term (in years)	6.71 - 8.39	5.00 - 9.29
Risk free rate	4.19% - 4.85%	4.69% - 5.21%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is based on the Company's current quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date. Expected term is estimated based on the simplified method allowed under Staff Accounting Bulletin No. 107, issued by the United States Securities and Exchange Commission, for options valued using the Black-Scholes valuation model. For options valued using the trinomial lattice model, expected term is based on an analysis of the early exercise behavior of employees. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

        A summary of option activity under the 2004 Plan as of December 2, 2007, and changes for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 26, 2006	10,897,603	$7.77
Granted	503,586	15.03
Exercised	(923,236)	6.60
Forfeited	(1,173,610)	9.54

Outstanding December 2, 2007	9,304,343	$8.06

Weighted average remaining contractual term	7.1 Years
Aggregate intrinsic value (in thousands)	$46,331
Exercisable at December 2, 2007	5,269,659	$7.05
Weighted average remaining contractual term	6.9 Years
Aggregate intrinsic value (in thousands)	$31,558

  Special Retiree Put Obligations

        Concurrent with the merger with KKR in 2004, three officers of the Company were given options to sell their shares of stock in Sealy Corporation back to the Company upon their retirement. The sales price per share is based on a formula which takes into account changes in the Company's equity since the merger and recapitalization, including, among other things, consolidated net income, additional capital contributions, and capital distributions. The Company recognized an initial retiree put obligation concurrent with the recapitalization of approximately $2.5 million to recognize the resulting obligation to repurchase shares retained by Company stockholders prior to the April 6, 2004 merger with KKR ("Rollover Shares") held by these officers. Subsequent changes in the calculated sales price per share, primarily resulting from the consolidated net income of Sealy Corporation and subsidiaries subsequent to the merger with KKR in 2004 and the IPO in 2006, dividend distributions in July, 2004 and quarterly since the IPO, and certain other equity transactions resulted in compensation expense of $0.5 million for the year ended December 2, 2007, $0.1 million for the year ended November 26, 2006 and $0.7 million for the year ended November 27, 2005 included in selling, general and administrative expense. One of the officers retired in fiscal 2006 and elected not to sell his shares of stock in Sealy Corporation back to the Company. As a result, the retiree put obligation was reduced by $1.2 million in the fourth quarter of fiscal 2006 and is recorded as a part of selling, general and administrative expenses on the Consolidated Statements of Operations. The balance of the retiree put obligation, included in other noncurrent liabilities, at December 2, 2007 and November 26, 2006, was $3.7 million and $3.2 million, respectively. The equity share options underlying the retiree put obligation include both Rollover Options and the vested portion of new options granted to these employees under the 2004 Plan. The Company's method of accounting for the retiree put obligation did not change as a result of its adoption of FAS 123(R).

  Directors' Deferred Stock Compensation

        Under the Sealy Corporation Directors' Deferred Compensation Plan, adopted as of the beginning of fiscal 2005, the members of the Company's Board of Directors may make an annual election to

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

receive their fees in the form of equity share units in lieu of cash. The number of units received is determined based on the number of shares that could be purchased with the directors' fees at the current fair value of the shares. Directors will receive additional units for shares that could be purchased with future dividends, if any. Following a director's departure from the board, but no sooner than six months thereafter, the director may receive payment for the balance of the deferred compensation share units. The form of payment, whether in shares of stock or in cash equivalent to the fair value of the shares at the time of payment, is at the discretion of the Company. The Company accounts for share units issued under the Plan as equity awards, recognizing a charge against earnings for the compensation expense associated with the Plan, with a corresponding credit to stockholders' deficit. During the year ended November 27, 2005, the Company recognized compensation expense of $0.4 million associated with the Plan, including adjustments to reflect changes in the fair value of the share credits issued prior to August 29, 2005. Share units issued following the adoption of FAS 123(R) are not adjusted for subsequent changes in the fair value of the underlying stock, although units outstanding at the date of adoption continue to be so adjusted. During the year ended December 2, 2007, the Company recognized compensation expense of $0.3 million associated with the Plan. A summary of share unit activity under the Sealy Corporation Directors' Deferred Compensation Plan as of December 2, 2007, and changes for the year then ended, is presented below:

	Share Units	Weighted Average Grant Date Fair Value
Outstanding November 26, 2006	55,796	$10.19
Granted	22,956	14.95

Outstanding December 2, 2007(all fully vested at grant date)	78,752	$11.58

Note 4: Inventories

        The components of inventory as of December 2, 2007 and November 26, 2006 were as follows:

	December 2, 2007	November 26, 2006
Raw materials	$30,327	$35,041
Work in process	27,647	19,594
Finished goods	15,708	11,491

	$73,682	$66,126

Note 5: Assets Held for Sale

        The Company had assets held for sale totaling $2.3 million at November 26, 2006 within the Americas segment. These assets were sold in March 2007. A pretax gain on sale of the facility of approximately $2.6 million was recorded in the second quarter of fiscal 2007 as a reduction of selling, general and administrative expenses in the Consolidated Statements of Operations.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 6: Assets Constructed on Behalf of the Company

        The Company has engaged third parties to construct production facilities to be leased by the Company. EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction" ("EITF 97-10"), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of these production facilities. Accordingly, in fiscal 2007, the Company recorded an additional $5.2 million in property, plant and equipment with an offsetting financing obligation in the Consolidated Balance Sheets for a facility that was placed in service in February 2007. During the lease terms, the Company recognizes building depreciation and interest expense for the obligations. The Company has recorded $39.0 million as of December 2, 2007 and $36.1 million as of November 26, 2006 in construction in progress and buildings related to these facilities with offsetting financial obligations in the Consolidated Balance Sheets. The recording of these assets is a non-cash item for the purposes of the Consolidated Statements of Cash Flow.

Note 7: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. The Company has not recorded any impairment charges during fiscal 2007, 2006 or 2005.

        The changes in the carrying amount of goodwill for the years ended December 2, 2007 and November 26, 2006 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of November 27, 2005	$361,790	$22,856	$384,646
Increase due to foreign currency translation	885	2,673	3,558

Balance as of November 26, 2006	362,675	25,529	388,204
Increase due to foreign currency translation	4,268	2,988	7,256

Balance as of December 2, 2007	$366,943	$28,517	$395,460

        Other intangibles as of December 2, 2007 and November 26, 2006, which are all in the Americas segment, consisted of the following:

	2007	2006
	(in thousands)
Licenses	$20,478	$16,905
Less accumulated amortization	(11,612)	(5,591)

Licenses—net	8,866	11,314
Intangible pension asset for unamortized prior service costs (Note 15)	—	1,712

Total other intangibles	$8,866	$13,026

        Licenses are amortized on the straight-line method over periods ranging from 5 to 15 years. The Company expects to recognize amortization expense relating to these intangibles of $3.5 million in

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 7: Goodwill and Other Intangible Assets (Continued)

2008, $3.5 million in 2009, $0.6 million in 2010, $0.3 million in 2011, $0.3 million in 2012 and $0.8 million thereafter.

        In connection with the adoption of FAS 158 as discussed in Note 15, the intangible pension asset for unamortized prior service costs was derecognized as an adjustment to accumulated other comprehensive income.

Note 8: Long Term Obligations

        Long term debt as of December 2, 2007 and November 26, 2006 consisted of the following:

	December 2, 2007	November 26, 2006
	(in thousands)
Senior revolving credit facility	$41,600	$14,090
Senior secured term loans	403,393	415,000
Senior subordinated notes	273,945	342,000
Financing obligations(1)	41,674	37,535
Other	33,143	23,893

	793,755	832,518
Less current portion	(36,433)	(18,282)

	$757,322	$814,236

    (1)
    Financing obligations are related to facilities in which the Company was involved in the construction that have been capitalized in accordance with EITF 97-10. The related leases have terms ranging from 10 to 15 years.

  Senior Credit Facility

        On April 14, 2005, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement"), which was the second amendment and restatement of the original senior credit facility dated April 6, 2004. The Second Amended and Restated Credit agreement refinanced the $465 million then outstanding under the existing senior secured term loans plus an additional $100 million new term loan borrowings, the proceeds of which were used to repay the $100 million outstanding under the Company's senior unsecured term loan due April 6, 2013. In connection with the Second Amended and Restated Credit Agreement, the Company incurred a charge of $6.2 million during the second quarter of fiscal 2005, including $3.3 million for the write off of deferred finance charges primarily related to the senior unsecured term loan, $2.0 million of prepayment penalties related to the senior unsecured term loan, and $0.9 million of related fees and expenses (Note 12).

        On August 25, 2006, the Company entered into the Third Amended and Restated Credit Agreement (the "Third Amended and Restated Credit Agreement"), which amended and restated the Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement refinanced the $440 million then outstanding under the Second Amended and Restated Credit Agreement in two tranches, Tranche A for $300 million maturing August 25, 2011 and Tranche E for $140 million due August 25, 2012. The Third Amended and Restated Credit Agreement

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

also reduced the applicable interest rate margins charged on the senior secured term loan, provided certain financial leverage ratio tests are met. In addition, the Third Amended and Restated Credit Agreement provides Sealy Corporation with greater flexibility to receive dividend distributions from its subsidiaries, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. In connection with the Third Amended and Restated Credit Agreement, the Company incurred a charge of $4.6 million during the third quarter of fiscal 2006, including $4.1 million for the write off of deferred finance charges and $0.5 million of related fees and expenses (Note 12).

        On November 28, 2007, the Company entered into a First Amendment to the Third Amended and Restated Credit Agreement which, subject to certain restrictions, permits Sealy Canada, Ltd., a 100% owned subsidiary of Sealy Corporation and a borrower under the senior credit facility, to declare and pay dividends to a U.S. subsidiary of Sealy Corporation that is also a guarantor of the senior credit facility.

        As of December 2, 2007, there was $296.3 million outstanding under Tranche A of the senior secured term loan due in 2011 and $107.1 million outstanding under Tranche E of the senior secured term loan due in 2012. Tranche A of the term loan facility requires quarterly principal payments of 1.25% of the then outstanding principal amount from November 2007 through August 2010 and quarterly principal payments of 21.25% of the then outstanding principal amount from November 2010 through the maturity date. During the second quarter of fiscal 2007, the Company made a voluntary prepayment on its Tranche E term loan and as a result has no further scheduled payment on that Tranche until the maturity date. The Company may be required to make mandatory principal prepayments depending on certain financial ratios. At December 2, 2007, no payment is required with respect to excess cash flow for the 2008 fiscal year, and as such, no amount has been reclassified to current for an anticipated principal repayment.

        The Company's senior credit facility includes a $125 million senior revolving credit facility, the terms of which were unchanged by either the Second or Third Amended and Restated Credit Agreement. The Company may borrow up to $25 million of the $125 million senior revolving credit facility in Canada. As of December 2, 2007, no amounts were outstanding under the Canadian portion and $41.6 million was outstanding under the U.S. portion of the $125 million revolving credit facility due in 2010. At December 2, 2007, the Company had approximately $56.4 million available under the revolving credit facility after taking into account letters of credit issued totaling $27.0 million.

        Borrowings under the Company's senior secured credit facilities bear interest at the Company's choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin (ABR plus 0.50% on the revolving credit facility, Eurodollar rate plus 1.25% on Tranche A of the term loan facility, and Eurodollar rate plus 1.50% on Tranche E of the term loan facility as of December 2, 2007), subject to adjustment based on a pricing grid. Weighted average interest rates at December 2, 2007 were 6.78% and 6.47% on Tranche A and Tranche E balances, respectively.

        The senior secured credit facilities are guaranteed by all of the Company's current and future domestic subsidiaries and are secured by substantially all of the assets of the Company and its current and future domestic subsidiaries by a first priority pledge of 100% of the capital stock of Sealy Mattress Company (the issuer of the debt and a 100% owned subsidiary of the Company through which all other subsidiaries are controlled), 100% of the capital stock of all other domestic subsidiaries,

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

and a security interest in 65% of the capital stock of each direct foreign subsidiary of Sealy Mattress Company. The Company is the guarantor of these credit facilities.

        The senior credit facilities are governed by the Senior Credit Agreement which imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The Senior Credit Agreement also calls for the Company to maintain a maximum net leverage ratio and a minimum interest coverage ratio and imposes limitations on capital expenditures. At December 2, 2007, the Company was in compliance with the covenants contained within its senior credit agreements.

  Interest Rate Agreements

        On June 3, 2004, the Company entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through December 3, 2007. Concurrent with the Third Amended and Restated Credit Agreement, $13 million of this swap was de-designated as a hedging instrument and a reduction of interest expense of $0.2 million was recorded relating to this de-designation (see also Note 11).

        On June 15, 2007, the Company entered into a new interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

  Senior Subordinated Notes

        The outstanding 2014 Notes are publicly traded, registered securities and consist of $273.9 million aggregate principal amount maturing June 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. The 2014 Notes rank junior to all of the Company's existing and future senior indebtedness and secured indebtedness, including any borrowings under the senior secured credit facilities. The 2014 Notes are guaranteed by all of the Company's domestic subsidiaries.

        The 2014 Notes are governed by an indenture which calls for the Company to offer prepayment of the notes at a price equal to 101% of the outstanding principal amount in the event of a change in control as defined in the indenture. After June 15, 2009, the 2014 Notes are subject to redemption at 30 to 60 days' notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon and Special Interest, if any, to the applicable

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

redemption date, if redeemed during the twelve month period beginning on June 15 of each of the years indicated below:

Year	Percentage of Principal Amount
2009	104.125%
2010	102.750%
2011	101.375%
2012 and thereafter	100.000%

        The Company may also from time to time repurchase outstanding 2014 Notes on the open market for the purpose of retiring such notes. During the fourth quarter of fiscal 2005, the Company repurchased $0.5 million aggregate principal amount of the 2014 Notes at a price of 101.625%. In connection with the IPO (Note 2), the Company used a portion of the proceeds from the offering to repurchase and retire $47.5 million aggregate principal amount of the 2014 Notes in a series of open market transactions completed on April 26, 2006 at prices ranging from 105.25% to 105.92% of par, plus accrued interest. During the third and fourth quarters of fiscal 2007, the Company repurchased and retired $68.1 million aggregate principal amount of the 2014 Notes on the open market at prices ranging from 98.0% to 100.0% of par, plus accrued interest.

        The indenture also imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. At December 2, 2007, the Company was in compliance with the covenants contained within the note indenture.

  PIK Notes

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

        The Company's net weighted average borrowing cost was 7.8% and 7.7% for fiscal 2007 and 2006, respectively. At December 2, 2007, the annual scheduled maturities of the principal amounts of long term obligations are as follows (in thousands, and excluding future mandatory prepayments which may be required as discussed above):

2008	$36,433
2009	19,183
2010	120,546
2011	194,944
2012	111,079
Thereafter	311,570

$793,755

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

        The Company has entered into capital leases for the acquisition of machinery and equipment, computer hardware and software and a warehouse management system, all of which have been recorded in machinery and equipment in the Consolidated Balance Sheets. Amortization of the assets recorded under capital lease arrangements are recorded as a component of depreciation expense. Details of capitalized leased assets are as follows:

	December 2, 2007	November 26, 2006
	(in thousands)
Machinery and equipment	$4,280	$2,000
Less: Accumulated depreciation	(1,607)	(804)

Net capitalized leased assets	$2,673	$1,196

        Future minimum lease payments with the present value of the net minimum lease payments (included in other long term debt and current portion shown above) as of December 2, 2007 are as follows (in thousands):

Fiscal Year
2008	$1,823
2009	657
2010	317
2011	20
2012	—
Thereafter	—

Total minimum lease payments	2,817
Less: Amount representing interest	(146)

Present value of net minimum lease payments	$2,671

Note 9: Commitments

  Leases

        The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual operating lease commitments at December 2, 2007.

Fiscal Year	Commitments Under Operating Leases
(in thousands)
2008	$13,359
2009	12,137
2010	8,199
2011	5,636
2012	4,296
Thereafter	14,748

$58,375

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 9: Commitments (Continued)

        Rental expense charged to operations is as follows:

	Year Ended Dec. 2, 2007	Year Ended Nov. 26, 2006	Year Ended Nov. 27, 2005
	(in thousands)
Minimum rentals	$18,922	$18,325	$15,220
Contingent rentals (based upon delivery equipment)	1,774	2,696	3,790

	$20,696	$21,021	$19,010

        The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2033. Most of the operating leases provide for increased rent through increases in general price levels.

  Other Purchase Commitments

        In connection with the installation of a second production line at a facility in the U.S and equipment ordered by the Company's components division, the Company has firm purchase commitments of approximately $3.4 million outstanding at December 2, 2007.

Note 10: Fair Value of Financial Instruments

        Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt under the senior secured credit facilities and the senior unsecured term loan approximate fair value because the interest rate adjusts to market interest rates. The fair value of long term debt under the 2014 Notes, based on a quoted market price, was $269.8 million at December 2, 2007.

Note 11: Hedging Strategy

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

        In June 2004, the Company entered into a swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's senior credit facilities to a fixed rate basis, declining to $150 million from December 2005 through December 3, 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Effective August 25, 2006, the Company de-designated $13 million of the interest rate swap for hedge accounting due to the amendment of the senior secured term loan agreement (Note 8). As a result of the de-designation, $0.2 million previously recorded in accumulated other comprehensive income was recorded as a reduction of interest expense. The effective portion of changes in the market value of $137 million of the swap is recorded in other comprehensive income and was amortized into

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 11: Hedging Strategy (Continued)

interest expense over the remaining life of the interest rate swap agreement. For the years ended December 2, 2007, November 26, 2006, and November 27, 2005, $(2.5 million), $(1.8 million), and $1.2 million, respectively, was recorded as (reduction of) addition to interest expense, excluding the impact of the de-designation noted above.

        On June 15, 2007, the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from charges in the benchmark interest rate. The Company will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. The fair value of this swap instrument was recorded in the consolidated balance sheets as a liability of $10.2 million at December 2, 2007. Over the next 12 months, the Company expects to reclassify $3.2 million of deferred losses from accumulated other comprehensive income to interest expense as related interest payments that are being hedged are recognized.

        At December 2, 2007 and November 26, 2006, the fair value carrying amount of the instruments indicated above was recorded as follows (in thousands):

	December 2, 2007	November 26, 2006
Accrued interest receivable	$711	$607
Other current assets	—	2,160
Other current liabilities	(3,237)	—
Other liabilities	(7,006)	—

Total net (liability) asset	$(9,532)	$2,767

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

        At December 2, 2007 and November 26, 2006, accumulated other comprehensive income associated with the interest rate swaps was $(6.3 million) and $1.2 million, respectively, net of income tax effects of $3.9 million and $0.7 million, respectively.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward contracts. The Company does not designate its foreign currency forward contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings as part of selling, general, and administrative expenses in the Consolidated Statements of Operations. At December 2, 2007, the Company did not

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 11: Hedging Strategy (Continued)

have any foreign currency forward contracts outstanding. At November 26, 2006, the fair value of the Company's net commitment under the forward contracts was an asset of $0.1 million.

Note 12: Debt Extinguishment and Refinancing Expenses

        Debt extinguishment and refinancing expenses for the year ended December 2, 2007 include $1.2 million of debt extinguishment costs consisting of $1.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $68.1 million of our 2014 Notes (Note 8).

        Debt extinguishment and refinancing expenses for the year ended November 26, 2006 include $4.6 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on August 25, 2006 (Note 8). Approximately $4.1 million of this expense was a noncash charge resulting from the write off of debt issuance costs. It also includes $5.3 million of expense resulting from the extinguishment of debt retired with proceeds from the IPO (Note 2). Approximately $1.7 million of this expense was a noncash charge resulting from the write off of debt issuance costs associated with the retired debt.

        For the year ended November 27, 2005, debt extinguishment and refinancing expenses include approximately $6.2 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on April 14, 2005, including noncash charges of approximately $3.4 million resulting from the write-off of debt issuance costs.

Note 13: Other Income, Net

        Other (income) expense, net includes interest income of $0.4 million, $0.8 million, and $0.9 million for the years ended December 2, 2007, November 26, 2006, and November 27, 2005, respectively.

Note 14: Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

	Year Ended
	Dec. 2, 2007	Nov. 26, 2006	Nov. 27, 2005
	(in thousands)
Current:
Federal	$21,951	$19,698	$27,083
International	16,272	14,201	16,532
State and local	2,042	1,648	1,348

	40,265	35,547	44,963
Deferred:
Federal	(1,678)	1,442	9,331
International	(3,162)	34	(42)
State and local	(367)	553	321

	(5,207)	2,029	9,610

Total tax expense	$35,058	$37,576	$54,573

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 14: Income Taxes (Continued)

        Earnings before income taxes consisted of the following:

	Year Ended
	Dec. 2, 2007	Nov. 26, 2006	Nov. 27, 2005
	(in thousands)
United States	$80,036	$77,143	$102,926
International	34,395	34,687	20,126

	$114,431	$111,830	$123,052

        The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year Ended
	Dec. 2, 2007	Nov. 26, 2006	Nov. 27, 2005
	(in thousands)
Income tax expense computed at statutory U.S.
Federal income tax expense	$40,052	$39,140	$43,068
State and local income taxes, net of federal tax benefit	1,815	1,943	1,745
Country mix impacts of foreign operations	73	703	527
AJCA dividend repatriation	—	—	7,680
Change in valuation allowance on deferred tax assets	(1,822)	(1,358)	1,659
Effect of non deductible meals and entertainment	709	602	531
Income tax reserve adjustments	(4,360)	(2,668)	—
Other items, net	(1,409)	(786)	(637)

Total income tax expense	$35,058	$37,576	$54,573

        Income tax reserve adjustments result from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures during fiscal 2007 and 2006.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the third and fourth quarters of fiscal 2005, the Company distributed cash from its foreign subsidiaries and reported a dividend (as defined in the AJCA) subject to the special exclusion of $49 million and a related tax expense of $7.7 million in its fiscal 2005 federal and state income tax returns.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 14: Income Taxes (Continued)

        Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

	2007		2006
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$6,093	$9,999	$6,249	$11,163
Allowance for doubtful accounts	2,897	—	2,174	—
Plant shutdown, idle facilities, and environmental costs	45	927	252	916
Tax credit and loss carryforward benefit	162	26,139	2,504	26,098
Accrued warranty reserve	4,406	1,373	3,829	1,384
Other accrued reserves	1,379	—	1,374	—
Property, plant and equipment	(87)	(22,161)	(450)	(22,210)
Intangible assets	2,774	(7,294)	437	(9,437)
Debt financing costs	—	(251)	—	(430)
Prepaid advertising	—	(306)	—	(370)
Cash discounts	5,387	—	3,542	—
Inventory	1,414	—	1,155	—
All other	621	4,607	559	2,270

	25,091	13,032	21,625	9,384

Valuation allowance	(5,004)	(20,222)	(9,183)	(19,578)

	$20,087	$(7,190)	$12,442	$(10,194)

        The fiscal 2007 and 2006 current and noncurrent deferred tax asset (liability), above, include amounts that are recorded in other current liabilities and noncurrent assets on the consolidated balance sheets, as appropriate.

        The Company has a valuation allowance against certain deferred tax assets of $25.2 million at December 2, 2007 and $28.8 million at November 26, 2006, primarily reflecting uncertainties regarding utilization of loss carryforward benefits. $3.9 million of the valuation allowance relates to net capital losses and reflects the uncertainty surrounding the Company's ability to generate sufficient capital gains to utilize all the losses. Other deferred tax assets and valuation allowances related to capital losses were adjusted due to expirations of capital loss carryforwards as well as the availability of capital gains. In fiscal 2007, the Company released $2.5 million of valuation allowances related to deferred tax assets in Mexico that are expected to be utilized.

        At December 2, 2007, the Company had unused state net operating loss and tax credit benefits of $6.3 million generally expiring from 2008 through 2025. There is a valuation allowance against these benefits in the amount of $6.3 million which represents the portion that, more likely than not, will expire unused.

        A provision has not been made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries considered indefinitely invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 14: Income Taxes (Continued)

management determined that the Company would repatriate the earnings. The calculation of such additional taxes is not practicable.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, the Company's tax advisors, or resolution of issues in the courts. In addition, the FASB recently issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), as described in Note 1. We are still assessing the potential impact of adopting this interpretation. The Company's tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest. While the Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in an assessment and payment of taxes related to these positions during the one year following December 2, 2007. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15: Retirement Plans

  Defined Contribution Plans

        Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $5.0 million, $6.1 million, and $8.3 million for the years ended December 2, 2007, November 26, 2006, and November 27, 2005, respectively.

        Hourly employees working at eleven of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. The Company's pension cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The Company recognized expense for such contributions of $5.3 million, $4.7 million, and $4.6 million for the years ended December 2, 2007, November 26, 2006, and November 27, 2005, respectively.

  Pension Plans

        In September 2006, FAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FAS Statements No. 87, 88, 106 and 132(R)" ("FAS 158") was issued. The objectives of FAS 158 are for an employer to a) recognize the overfunded status of a plan as an asset and the underfunded status of a plan as a liability in the balance sheet and to recognize changes in the funded status in comprehensive income or loss, and b) measure the funded status of a plan as of the date of its balance sheet date. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. FAS 158 requires initial application of the requirement to measure plan assets and benefit obligations as of the end of fiscal years ending after December 15, 2006. FAS 158 requires initial application of the requirement to measure plan assets and benefit obligations as of the balance sheet date as of the end of fiscal years ending after December 15, 2008. The Company adopted part (a) of the statement as of December 2, 2007. The Company will adopt part (b) of the statement in fiscal 2009. The following table summarizes

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 15: Retirement Plans (Continued)

the effect of required changes in the additional minimum pension liabilities ("AML") as of December 2, 2007 prior to the adoption of FAS 158 as well as the impact of the initial adoption of FAS 158:

	Before application of FAS 158	Adjustments	After application of FAS 158
	(in thousands)
Accrued pension liability	$(7,447)	—	$(7,447)
Intangible asset	1,727	(1,727)	—
Deferred tax asset	2,158	699	2,857
Accumulated other comprehensive income, net of tax	3,426	1,028	4,454

        The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at five of its active plants and seven previously closed U.S. facilities. Sealy Canada, Ltd. (a 100% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in various publicly traded stock, bond and money market mutual funds. The long-term rate of return for the plans is based on the weighted average of the plans' invested allocation and the historical returns for those asset categories. Because future compensation levels are not a factor in these plans' benefit formula, the accumulated benefit obligation is approximately equal to the projected benefit obligation as reported below. Sapsa Bedding, S.A.S. France (a 100% owned subsidiary of the Company) sponsors an unfunded indemnity plan which provides benefits to its employees. This plan does consider future compensation levels in the plan's benefit formula based on current inflation rates. The discount rate is

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 15: Retirement Plans (Continued)

based the returns on long-term bonds in the private sector and incorporates a long-term inflation rate. Summarized information for the plans follows:

	2007	2006
	(in thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year(a)	$16,185	$14,692
International defined benefit plans	4,622	—
Service cost	1,080	590
Interest cost	1,197	828
Plan changes	1,189	539
Actuarial losses	101	126
Changes in assumptions	(263)	—
Benefits paid	(514)	(437)
Expenses paid	(198)	(153)

Projected benefit obligation at end of year	$23,399	$16,185

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12,474	$9,882
International defined benefit plans	1,111	—
Actual return on assets	934	1,071
Employer contribution	2,092	2,111
Benefits paid	(461)	(437)
Expenses paid	(198)	(153)

Fair value of plan assets at end of year	$15,952	$12,474

Funded Status of Plan:
Funded status	$(7,447)	$(3,710)
Unrecognized actuarial loss	4,442	3,949
Unrecognized transition asset	(87)	(175)
Unrecognized prior service cost	2,956	1,712

Net amount recognized as of fiscal year end	$(136)	$1,776

(a)
Measurement date is November 30 of each year.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 15: Retirement Plans (Continued)

	2007	2006
	(in thousands)
Amounts Recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(7,447)	$(3,710)
Intangible asset	—	1,712
Accumulated other comprehensive income, pre-tax	7,311	3,774

Net amount recognized as of fiscal year end	$(136)	$1,776

Accumulated Benefit Obligation and Fair Value of Assets:
Accumulated benefit obligation	$(23,399)	$(16,185)
Projected benefit obligation	(23,399)	$(16,185)
Fair value of assets	15,952	12,475

Unfunded Projected Benefit Obligation	$(7,447)	$(3,710)

	2007	2006
	(in thousands)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$4,442	$3,949
Prior service costs	2,956	—
Transition obligation	(87)	(175)

Net amount recognized as of fiscal year end	$7,311	$3,774

	2007 Target	2007 Actual	2006 Actual
Allocation of plan assets:
Equity securities	60.00%	59.72%	60.14%
Debt securities	40.00%	39.74%	39.70%
Other	—	0.54%	0.16%

Total plan assets	100.00%	100.00%	100.00%

	2007	2006	2005
	(in thousands)
Components of Net Periodic Pension Cost:
Service cost	$1,080	$590	$595
Interest cost	1,197	828	783
Expected return on assets	(1,161)	(874)	(747)
Amortization of unrecognized net loss	169	119	144
Amortization of unrecognized transition asset	(87)	(87)	(87)
Amortization of unrecognized prior service cost	226	198	199

Net periodic pension cost	$1,424	$774	$887

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 15: Retirement Plans (Continued)

	2007	2006	2005
	(in thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$278	$(71)	$673
Prior service cost	1,020	—	—
Amortization of prior service cost	(226)	(198)	(199)
Amortization of net loss	(169)	(119)	(144)
Amortization of transition obligation	87	87	87

Total recognized in other comprehensive income	$990	$(301)	$417

	2007	2006	2005
Weighted average assumptions used to determine net periodic benefit cost:
Settlement (discount) rate	5.82%	6.00%	6.00%
Expected long term return on plan assets	6.79%	8.25%	8.25%
Weighted average rate of increase in future compensation levels	0.37%	N/A	N/A

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2008(in thousands):
Amortization of net actuarial loss	$155
Amortization of prior service cost	276
Amortization of transition obligation	(87)

Estimated Future Benefit Payments (in thousands):
Fiscal 2008	$391
Fiscal 2009	444
Fiscal 2010	486
Fiscal 2011	555
Fiscal 2012	627
Fiscal 2013-2017	4,349
Employer Contributions Expected to be Paid in Fiscal 2008	$2,454

  Other Employee Benefit Plans

        Employees of the Company's Italian subsidiary participate in an employee severance indemnity plan as required by Italian labor legislation. The Company has recognized a liability of $1.7 million and $1.6 million as of December 2, 2007 and November 26, 2006, respectively related to this plan which has been recorded as a component of other non-current liabilities in the accompanying consolidated balance sheets. This liability is required to be settled to retiree employees and is to be partially paid in advance if certain conditions are met. Benefits paid under this plan were $0.2 million, $0.2 million and $0.1 million in fiscal 2007, 2006 and 2005, respectively.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 16: Summary of Interim Financial Information (Unaudited)

        Quarterly financial data for the years ended December 2, 2007 and November 26, 2006, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share and per share data)
2007:
Net sales	$412,567	$401,828	$446,380	$441,290
Gross profit	177,274	172,518	179,888	179,930
Net income	24,634	16,133	21,471	17,135
Earnings per share—Basic	0.27	0.18	0.23	0.19
Earnings per share—Diluted	0.26	0.17	0.22	0.18
2006:
Net sales	$395,735	$376,712	$415,124	$395,272
Gross profit	176,697	168,576	185,183	177,460
Income before cumulative effect of a change in accounting principle	23,259	126	29,368	21,501
Net income	22,972	126	29,368	21,501
Earnings per common share, before cumulative effect of a change in accounting principle—Basic	0.33	—	0.32	0.24
Earnings per common share, before cumulative effect of a change in accounting principle—Diluted	0.30	—	0.30	0.22

Note 17: Contingencies

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of December 2, 2007 for $2.3 million ($2.8 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and the Company's liability, if any, cannot be reasonably estimated at this time, no amounts have been accrued related to this matter.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 17: Contingencies (Continued)

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company has identified cadmium in the ground water at the site and removed the contaminated soil and rock from the site during fiscal 2007. The Company has recorded a liability of approximately $0.2 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

        On October 12, 2006, the Canadian government passed legislation providing for tariff refunds on certain purchases of wood made by the Company from 2002 through 2005. During the second quarter of fiscal 2007, certain factors on which the refund was contingent were resolved; thus, the Company recorded $2.5 million as refunds in the second quarter of fiscal 2007 as a reduction of costs of goods sold in the Consolidated Statements of Operations.

Note 18: Segment Information

        The Company has determined that it has two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on the Company's organizational structure which is organized around geographic areas.

        Both reportable segments manufacture and market conventional bedding. The Americas segment's operations are concentrated in the United States, Canada, Mexico, Argentina, Brazil and Puerto Rico. Europe's operations are concentrated in western Europe. The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations before interest expense, income taxes, depreciation and amortization ("EBITDA"). The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

        During fiscal 2007, no one customer represented more than 10% of sales within the Americas segment. One customer represented approximately 11.6% of sales within the Europe segment in fiscal 2007. In fiscal 2006 and 2005, no one customer represented 10% or more of total net sales within the segments. Long lived assets (principally property, plant and equipment) outside the United States were $68.6 million, $57.6 million, and $50.4 million as of December 2, 2007, November 26, 2006, and November 27, 2005, respectively.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

        Sales by geographic area are as follows:

	Fiscal year
	2007	2006	2005
Americas:
United States	$1,266,355	$1,209,012	$1,160,068
Canada	196,264	167,763	130,611
Other International	99,120	84,197	69,871

Total Americas	1,561,739	1,460,972	1,360,550
Europe	140,326	121,871	109,024

Total	$1,702,065	$1,582,843	$1,469,574

Total International	$435,710	$373,831	$309,506

        Sales from Europe to the Americas were $9.3 million and $9.0 million during fiscal 2007 and 2006, respectively. There were no sales between Europe and the Americas in fiscal 2005.

        Segment information for the years ended December 2, 2007, November 26, 2006, and November 27, 2005, is presented below:

	Year Ended
	December 2, 2007	November 26, 2006	November 27, 2005
	(in thousands)
Net sales to external customers:
Americas	$1,561,739	$1,460,972	$1,360,550
Europe	140,326	121,871	109,024

	1,702,065	1,582,843	1,469,574

Capital expenditures:
Americas	35,099	25,384	26,515
Europe	7,335	5,488	2,839

	42,434	30,872	29,354

Total assets:
Americas	902,986	894,628	828,377
Europe	122,630	109,345	87,720
Intersegment eliminations	(537)	(1,241)	(190)

	1,025,079	1,002,732	915,907

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

EBITDA:
Americas	206,894	210,493	222,123
Europe	1,302	5,468	2,366
Inter-segment eliminations	704	(1,985)	—

	208,900	213,976	224,489

Reconciliation of EBITDA to net income:
EBITDA from segments	208,900	213,976	224,489
Interest expense	63,976	71,961	79,564
Income taxes	35,058	37,576	54,573
Depreciation and amortization	30,493	30,185	21,873
Cumulative effect of change in acconting principle	—	287	—

Net Income	$79,373	$73,967	$68,479

Note 19: Related Party Transactions

        During fiscal 2007, the Company paid premiums of $0.1 million for excess directors and officers liability insurance and excess liability insurance to KKR.

        In fiscal 2006, the Company used $11.0 million of IPO proceeds to pay KKR a termination fee to end the Management Services Agreement between the Company and KKR. As a result these fees are no longer being paid starting in April 2006. During the fiscal year November 26, 2006, the Company paid management fees of $0.8 million to KKR.

        During the year ended November 27, 2005, the Company incurred $1.4 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company's board of directors, and paid management fees of $2.1 million to KKR.

Note 20: Common Stock and Options Subject to Redemption

        In connection with its adoption of FAS 123(R), the Company reclassified as temporary equity amounts previously included in additional paid in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable for a 180 day period following the death or disability of the share or option holder. At December 2, 2007, such temporary equity of $16.2 million consisted of $1.5 million related to 401,288 shares of Class A common stock held by members of management, and $14.7 million associated with 2,907,136 vested equity share Rollover Options held by members of management for which the Company recognized compensation expense in fiscal 2004 recapitalization. At November 26, 2006, temporary equity of $20.3 million consisted of $1.6 million related to 423,923 shares of Class A common stock held by members of management, and $18.7 million associated with 3,801,431 vested equity share Rollover Options held by members of management.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 21: Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
	(in thousands)
Numerator:
Net income before cumulative effect of a change in accounting principle	$79,373	$74,254	$68,479
Cumulative effect of a change in accounting principle	—	(287)	—

Net income available to common shareholders	$79,373	$73,967	$68,479

Denominator:
Denominator for basic earnings per share—weighted average shares	91,299	83,622	70,376
Effect of dilutive securities:
Stock options	4,971	5,893	5,021
Other	67	43	21

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	96,337	89,558	75,418

        Options outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive (in thousands) are 1,478 and 1,938 for fiscal years 2007 and 2006, respectively. There were no antidilutive shares in fiscal 2005.

        As of December 2, 2007, November 26, 2006 and November 27, 2005, the Company's capital stock consists of Class A common stock, par value $0.01 per share ("Class A Common"). The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

        On February 19, 2007, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of the Company's common stock. The Company has repurchased $16.3 million under this program as of December 2, 2007.

Note 22: Subsequent Events

        On January 3, 2008, the Company declared a cash dividend in the amount of $0.075 per share of common stock payable on February 1, 2008 to stockholders of record as of January 21, 2008. This will result in a dividend distribution of approximately $6.8 million to be paid during the first quarter of fiscal 2008.

        On January 4, 2008, management made the decision to cease manufacturing operations in Brazil and move to a distribution business model that is supplied by production from other Sealy manufacturing facilities. As a result, the Company will incur certain costs related to one-time terminations of employees at this facility. Additionally, the assets of this facility are expected to be transferred and used in other facilities in South America.

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 23: Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the 2014 Notes (as defined below) (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due in 2014 (the "2014 Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2014 Notes. Although holders of the 2014 Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 2014 Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the 2014 Notes.

        Subsequent to the issuance of the Company's fiscal 2006 consolidated financial statements, the Company has corrected certain errors in the presentation of net investment in subsidiaries, due from (to) affiliates, stockholders' deficit, income (loss) from equity investees, capital charge and intercompany interest allocation, income taxes, and net income line items for Sealy Mattress Corporation, Sealy Mattress Company, the Combined Guarantor Subsidiaries and the Combined Non-Guarantor Subsidiaries from amounts previously reported. The nature of the errors related principally to eliminations of intercompany transactions within certain of the consolidating columns in the Supplemental Condensed Consolidating Balance Sheets as well as the Supplemental Condensed Consolidating Statements of Operations and Cash Flows. Specifically, an intercompany dividend from the Combined Non-Guarantor Subsidiaries to the Combined Guarantor Subsidiaries in fiscal 2005 was improperly eliminated, and an allocation of capital charges from Sealy Mattress Company to the Combined Guarantor Subsidiaries in fiscal 2006 was incorrect, all as the result of clerical errors. These corrections are limited to intercompany, investment and subsidiary equity consolidating amounts within this Note 23, and do not affect the Consolidated Financial Statements of the Company. The Company has also shown separately the net investment in subsidiaries and the due from (to) affiliates on the Condensed Consolidating Balance Sheets. The following schedules present the specific line item

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

amounts that have changed as a result of the separation of the intercompany line items and corrections (in thousands):

Supplemental Condensed Consolidating Balance Sheets as of November 26, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Net investment in and advances to (from) subsidiaries	(229,646)	(229,646)	907,783	(84,993)	(43,982)	(319,516)	—
Total assets	(218,931)	(229,646)	955,065	627,011	190,170	(320,937)	1,002,732
Due to (from) Parent Company	(77,632)	—	—	77,632	—	—	—
Stockholders' deficit	(172,838)	(229,646)	194,817	290,734	65,032	(320,937)	(172,838)
Total liabilities and stockholders' deficit	(218,931)	(229,646)	955,065	627,011	190,170	(320,937)	1,002,732
As Corrected:
Net investment in subsidiaries	(229,646)	186,057	329,602	14,068	—	(300,081)	—
Due from (to) affiliates	77,632	(415,703)	569,421	(137,551)	(93,949)	150	—
Total assets	(141,299)	(229,646)	946,305	588,521	140,203	(301,352)	1,002,732
Due to (from) Parent Company	—	—	—	—	—	—	—
Stockholders' equity (deficit)	(172,838)	(229,646)	186,057	329,876	15,065	(301,352)	(172,838)
Total liabilities and stockholders' equity (deficit)	(141,299)	(229,646)	946,305	588,521	140,203	(301,352)	1,002,732

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

Supplemental Condensed Consolidating Statements of Operations for the year ended November 26, 2006

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
As Originally Reported:
Loss (income) from equity investees	(78,417)	(78,756)	(80,805)	—	—	237,978	—
Capital charge and intercompany interest allocation	—	—	(47,028)	40,765	6,263	—	—
Income (loss) before income taxes	71,603	78,223	77,375	110,675	34,224	(260,270)	111,830
Income tax expense (benefit)	(2,364)	(194)	(1,381)	29,428	12,236	(149)	37,576
Income (loss) before cumulative effect	73,967	78,417	78,756	81,247	21,988	(260,121)	74,254
Net income (loss)	73,967	78,417	78,756	81,026	21,922	(260,121)	73,967
As Corrected:
Loss (income) from equity investees	(78,417)	(78,756)	(78,737)	—	—	235,910	—
Capital charge and intercompany interest allocation	—	—	(50,535)	44,272	6,263	—	—
Income (loss) before income taxes and cumulative effect	71,603	78,223	78,814	107,168	34,224	(258,202)	111,830
Income tax expense (benefit)	(2,364)	(194)	58	27,989	12,236	(149)	37,576
Income (loss) before cumulative effect	73,967	78,417	78,756	79,179	21,988	(258,053)	74,254
Net income (loss)	73,967	78,417	78,756	78,958	21,922	(258,053)	73,967

SEALY CORPORATION
Notes To Consolidated Financial Statements (Continued)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

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

        The following supplemental condensed consolidating financial statements present:

          1.     Condensed consolidating balance sheets as of December 2, 2007 and November 26, 2006 and condensed consolidating statements of operations and cash flows for the fiscal years ended December 2, 2007, November 26, 2006 and November 27, 2005.

          2      Sealy Corporation (as "Guarantor Parent"), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

          3.     Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

        Sealy Corporation has not received cash dividends from any of its subsidiaries during the fiscal years ended December 2, 2007, November 26, 2006, and November 27, 2005.

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

December 2, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4	$—	$1	$4,012	$10,590	$—	$14,607
Accounts receivable, net	29	—	720	101,675	106,397	—	208,821
Inventories	—	—	1,483	49,841	23,200	(842)	73,682
Prepaid expenses, deferred income taxes and other current assets	1,458	—	1,693	38,568	4,865	—	46,584

	1,491	—	3,897	194,096	145,052	(842)	343,694
Property, plant and equipment, at cost	—	—	9,051	336,196	97,059	—	442,306
Less accumulated depreciation	—	—	(3,685)	(160,839)	(33,910)	—	(198,434)

	—	—	5,366	175,357	63,149	—	243,872
Other assets:
Goodwill	—	—	24,741	304,773	65,946	—	395,460
Other intangibles, net	6,622	—	—	2,244	—	—	8,866
Net investment in subsidiaries	(151,637)	264,066	413,585	46,521	—	(572,535)	—
Due from (to) affiliates	40,091	(415,703)	535,242	(63,875)	(95,954)	199	—
Debt issuance costs, net and other assets	—	—	10,935	17,869	4,383	—	33,187

	(104,924)	(151,637)	984,503	307,532	(25,625)	(572,336)	437,513

Total assets	$(103,433)	$(151,637)	$993,766	$676,985	$182,576	$(573,178)	$1,025,079

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$15,000	$3,323	$18,110	$—	$36,433
Accounts payable	—	—	508	77,009	57,835	—	135,352
Accrued customer incentives and advertising	—	—	—	36,949	10,805	—	47,754
Accrued compensation	—	—	420	21,210	10,792	—	32,422
Accrued interest	56	—	1,040	15,216	214	—	16,526
Other accrued expenses	3,931	—	3,431	39,019	7,017	—	53,398

	3,987	—	20,399	192,726	104,773	—	321,885
Long-term obligations	—	—	703,938	41,517	11,867	—	757,322
Other noncurrent liabilities	5,356	—	7,006	25,483	12,969	—	50,814
Deferred income taxes	461	—	(1,643)	3,479	5,998	—	8,295
Common stock and options subject to redemption	16,156	—	—	—	—	—	16,156
Stockholders' equity (deficit)	(129,393)	(151,637)	264,066	413,780	46,969	(573,178)	(129,393)

Total liabilities and stockholders' equity (deficit)	$(103,433)	$(151,637)	$993,766	$676,985	$182,576	$(573,178)	$1,025,079

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

November 26, 2006 (as corrected)

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$934	$—	$1	$36,182	$8,503	$—	$45,620
Accounts receivable, net	7	—	620	105,812	87,399	—	193,838
Inventories	—	—	1,218	45,977	20,352	(1,421)	66,126
Assets held for sale	—	—	—	2,338	—	—	2,338
Prepaid expenses, deferred income taxes and other current assets	1,001	—	1,913	31,628	2,795	—	37,337

	1,942	—	3,752	221,937	119,049	(1,421)	345,259
Property, plant and equipment, at cost	—	—	7,995	306,934	82,238	—	397,167
Less accumulated depreciation	—	—	(4,436)	(146,452)	(28,069)	—	(178,957)

	—	—	3,559	160,482	54,169	—	218,210
Other assets:
Goodwill	—	—	24,741	304,773	58,690	—	388,204
Other intangibles, net	8,773	—	—	4,246	7	—	13,026
Net investment in subsidiaries	(229,646)	186,057	329,602	14,068	—	(300,081)	—
Due from (to) affiliates	77,632	(415,703)	569,421	(137,551)	(93,949)	150	—
Debt issuance costs, net and otherassets	—	—	15,230	20,566	2,237	—	38,033

	(143,241)	(229,646)	938,994	206,102	(33,015)	(299,931)	439,263

Total assets	$(141,299)	$(229,646)	$946,305	$588,521	$140,203	$(301,352)	$1,002,732

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion—long-term obligations	$—	$—	$3,750	$2,256	$12,276	$—	$18,282
Accounts payable	—	—	326	72,106	46,453	—	118,885
Accrued customer incentives and advertising	—	—	—	31,735	8,843	—	40,578
Accrued compensation	—	—	513	25,167	9,804	—	35,484
Accrued interest	66	—	922	16,099	199	—	17,286
Other accrued expenses	2,730	—	362	45,673	8,904	—	57,669

	2,796	—	5,873	193,036	86,479	—	288,184
Long-term obligations	—	—	753,250	37,449	23,537	—	814,236
Other noncurrent liabilities	8,313	—	—	24,964	9,411	—	42,688
Deferred income taxes	167	—	1,125	3,196	5,711	—	10,199
Common stock and options subject to redemption	20,263	—	—	—	—	—	20,263
Stockholders' equity (deficit)	(172,838)	(229,646)	186,057	329,876	15,065	(301,352)	(172,838)

Total liabilities and stockholders' equity (deficit)	$(141,299)	$(229,646)	$946,305	$588,521	$140,203	$(301,352)	$1,002,732

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended December 2, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$81,005	$1,221,730	$434,968	$(35,638)	$1,702,065
Cost and expenses:
Cost of goods sold	—	—	47,519	704,449	276,705	(36,218)	992,455
Selling, general and administrative	136	—	7,714	426,036	111,722	—	545,608
Amortization of intangibles	2,947	—	—	289	120	—	3,356
Royalty (income) expense, net	(3,699)	—	—	(18,178)	3,315	—	(18,562)

Income from operations	616	—	25,772	109,134	43,106	580	179,208
Interest expense	354	624	57,824	1,193	3,981	—	63,976
Other (income) expense, net	(8)	—	1,222	(47)	(366)	—	801
Loss (income) from equity investees	(76,331)	(76,331)	(74,806)	—	—	227,468	—
Loss (income) from non- guarantor equity investees	—	—	—	(22,132)	—	22,132	—
Capital charge and intercompany interest allocation	1	(624)	(35,805)	29,144	7,284	—	—

Income (loss) before income taxes	76,600	76,331	77,337	100,976	32,207	(249,020)	114,431
Income tax expense (benefit)	(2,773)	—	1,006	26,094	10,779	(48)	35,058

Net income (loss)	$79,373	$76,331	$76,331	$74,882	$21,428	$(248,972)	$79,373

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended November 26, 2006 (as corrected)

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$65,749	$1,177,164	$371,902	$(31,972)	$1,582,843
Costs and expenses:
Cost of goods sold	—	—	38,208	636,605	230,666	(30,552)	874,927
Selling, general and administrative	188	—	6,592	396,700	96,134	—	499,614
Expenses asscoiated with IPO	—	—	—	27,958	552	—	28,510
Amortization of intangibles	5,162	—	—	289	256	—	5,707
Royalty (income) expense, net	(3,782)	—	—	(17,295)	2,222	—	(18,855)

Income from operations	(1,568)	—	20,949	132,907	42,072	(1,420)	192,940
Interest expense	4,148	533	62,668	2,607	2,005	—	71,961
Other (income) expense, net	1,098	—	8,739	(268)	(420)	—	9,149
Loss (income) from equity investees	(78,417)	(78,756)	(78,737)	—	—	235,910	—
Loss (income) from non-guarantor equity investees	—	—	—	(20,872)	—	20,872	—
Capital charge and intercompany interest allocation	—	—	(50,535)	44,272	6,263	—	—

Income (loss) before income taxes and cumulative effect	71,603	78,223	78,814	107,168	34,224	(258,202)	111,830
Income tax expense (benefit)	(2,364)	(194)	58	27,989	12,236	(149)	37,576

Income (loss) before cumulative effect	73,967	78,417	78,756	79,179	21,988	(258,053)	74,254
Cumulative effect of change in accounting principle	—	—	—	221	66	—	287

Net income (loss)	$73,967	$78,417	$78,756	$78,958	$21,922	$(258,053)	$73,967

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended November 27, 2005

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Seal Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$64,030	$1,128,997	$298,885	$(22,338)	$1,469,574
Cost and expenses:
Cost of goods sold	—	—	38,032	613,848	188,436	(22,338)	817,978
Selling, general and administrative	94	—	6,322	366,547	83,318	—	456,281
Recapitalization expense	—	—	—	2	(2)	—	—
Amortization of intangibles	—	—	—	289	277	—	566
Royalty (income) expense, net	—	—	—	(15,267)	2,047	—	(13,220)

Income (loss) from operations	(94)	—	19,676	163,578	24,809	—	207,969
Interest expense	8,001	390	69,509	(397)	2,061	—	79,564
Other (income) expense, net	—	—	6,272	(209)	(710)	—	5,353
Loss (income) from equity investees	(73,683)	(73,683)	(73,345)	—	—	220,711	—
Loss (income) from non-guarantor equity investees	—	—	—	(7,313)	—	7,313	—
Capital charge and intercompany interest allocation	—	(390)	(56,782)	52,798	4,374	—	—

Income (loss) before income taxes	65,588	73,683	74,022	118,699	19,084	(228,024)	123,052
Income tax expense (benefit)	(2,891)	—	339	45,354	11,771	—	54,573

Net income (loss)	$68,479	$73,683	$73,683	$73,345	$7,313	$(228,024)	$68,479

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended December 2, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$5,753	$65,431	$23,198	$—	$94,382

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(2,326)	(30,205)	(9,903)	—	(42,434)
Proceeds from the sale of property, plant, and equipment	—	—	1	4,975	89	—	5,065
Net activity in investment in and advances from (to) subsidiaries and affiliates	35,496	—	34,229	(68,781)	(944)	—	—

Net cash provided by (used in) investing activities	35,496	—	31,904	(94,011)	(10,758)	—	(37,369)
Cash flows from financing activities:
Dividend	(27,389)	—	—	—	—	—	(27,389)
Equity received upon exercise of stock including related excess tax benefits	7,166	—	—	—	—	—	7,166
Repurchase of common stock	(16,253)	—	—	—	—	—	(16,253)
Repayments of long-term obligations	—	—	(79,202)	—	—	—	(79,202)
Borrowings under revolving credit facilities	—	—	211,900	—	22,090	—	233,990
Repayments on revolving credit facilities	—	—	(170,300)	—	(36,343)	—	(206,643)
Other	50	—	(55)	(3,590)	5,708	—	2,113

Net cash used in financing activities	(36,426)	—	(37,657)	(3,590)	(8,545)	—	(86,218)

Effect of exchange rate changes on cash	—	—	—	—	(1,808)	—	(1,808)

Change in cash and cash equivalents	(930)	—	—	(32,170)	2,087	—	(31,013)
Cash and cash equivalents:
Beginning of period	934	—	1	36,182	8,503	—	45,620

End of period	$4	$—	$1	$4,012	$10,590	$—	$14,607

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended November 26, 2006 (as corrected)

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$6,882	$30,879	$20,464	$—	$58,225

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(494)	(23,358)	(7,020)	—	(30,872)
Proceeds from the sale of property, plant, and equipment	—	—	33	388	114	—	535
Net activity in investment in and advances to (from) subsidiaries and affiliates	(69,211)	—	77,199	7,399	(15,387)	—	—

Net cash provided by (used in) investing activities	(69,211)	—	76,738	(15,571)	(22,293)	—	(30,337)

Cash flows from financing activities:
Proceeds from issuance of common stock	295,348	—	—	—	—	—	295,348
Dividend	(138,648)	—	—	—	—	—	(138,648)
Proceeds from issuance of long-term debt	—	—	440,000	—	—	—	440,000
Repayment of existing long-term debt	(89,114)	—	(522,500)	—	—	—	(611,614)
Equity received upon exercise of stock including related excess tax benefits	2,559	—	—	—	—	—	2,559
Borrowings under revolving credit facilities	—	—	121,900	—	50,281	—	172,181
Repayments under revolving credit facilities	—	—	(121,900)	—	(55,255)	—	(177,155)
Other	—	—	(1,120)	(4,513)	4,024	—	(1,609)

Net cash provided by (used in) financing activities	70,145	—	(83,620)	(4,513)	(950)	—	(18,938)

Effect of exchange rate changes on cash	—	—	—	—	116	—	116

Change in cash and cash equivalents	934	—	—	10,795	(2,663)	—	9,066
Cash and cash equivalents:
Beginning of period	—	—	1	25,387	11,166	—	36,554

End of period	$934	$—	$1	$36,182	$8,503	$—	$45,620

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Year Ended November 27, 2005

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities.	$—	$—	$3,157	$115,840	$12,050	$3,925	$134,972

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(643)	(22,989)	(5,722)	—	(29,354)
Proceeds from the sale of property, plant, and equipment	—	—	—	9,979	—	—	9,979
Net activity in investment in and advances to (from) subsidiaries and affiliates.	—	—	123,190	(134,231)	11,041	—	—

Net cash provided by (used in) investing activities.	—	—	122,547	(147,241)	5,319	—	(19,375)

Cash flows from financing activities:
Repayment of existing long term debt.	—	—	(120,500)	(142)	—	—	(120,642)
Equity issuances	—	—	—	—	—	478	478
Borrowings under revolving credit facilities	—	—	160,500	—	47,904	—	208,404
Repayments on revolving credit facilities	—	—	(165,500)	—	(29,733)	—	(195,233)
Intercompany dividend associated with foreign repatriation	—	—	—	48,875	(48,875)	—	—
Other	—	—	(205)	2,913	7,165	(4,403)	5,470

Net cash provided by (used in) financing activities.	—	—	(125,705)	51,646	(23,539)	(3,925)	(101,523)

Effect of exchange rate changes on cash	—	—	—	—	(299)	—	(299)

Change in cash and cash equivalents.	—	—	(1)	20,245	(6,469)	—	13,775
Cash and cash equivalents:
Beginning of period	—	—	2	5,142	17,635	—	22,779

End of period.	$—	$—	$1	$25,387	$11,166	$—	$36,554

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the foregoing evaluation that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external puposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deterioriate.

        Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the internal control over financial reporting of Sealy Corporation and subsidiaries (the "Company") as of December 2, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 2, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 2, 2007 of the Company and our report dated January 31, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and the number of weeks included in fiscal years 2007, 2006 and 2005.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
January 31, 2008

Item 9B.    Other information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed no later than March 31, 2008.

        The information required by this item regarding executive offices of the Company is incorporated herein by reference to "Executive Officers of the Company" in Part I of this report.

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

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Leadership Development and Compensation Committee Report," "Board of Directors Information" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 2, 2007 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may make equity grants is the Sealy Corporation 2004 Stock Option Plan (the "2004 Stock Option Plan") that was approved by the Board of Directors and the Company's Shareholders on April 6, 2004. The 2004 Stock Option Plan was intended to replace the Sealy Corporation 1998 Stock Option Plan (the "1998 Stock Option Plan"). Since the 2004 Stock Option Plan was approved, no further grants have been made under the 1998 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	12,492,549	$6.40 per share	4,634,972	(2)

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

(2)
These are shares available for grant as of December 2, 2007 under the 2004 Stock Option Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of cash and cashless exercise stock options, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the compensation committee of our Board of Directors or certain of the committee's designees. The 2004 Stock Option Plan provided twenty million shares of our Class A common stock for grants. Upon Sealy's March 23, 2006 reverse stock split of 0.7595, the Company has taken the position that only 15,190,000 shares are reserved for grants under the 2004 Stock Option Plan. If stock options granted under the 2004 Stock Option Plan are forfeited or otherwise terminated, then the shares underlying that grant will become available for a subsequent grant under the 2004 Stock Option Plan. To the extent shares underlying forfeited or otherwise terminated options have become available for subsequent grants as of December 2, 2007, they are included in the table as available for grant.

        Additional information required by this item is incorporated herein by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated herein by reference to Note 19 of the accompanying Consolidated Financial Statements included in Item 8 of this 10-K and the section entitled "Executive Compensation" and "General—Insider Transactions" in the Company's Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the section entitled "Audit Committee Report and Fees Paid to Independent Registered Public Accounting Firm" in the Company's Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents filed as a part of the report:

  (1)
  Financial Statements.

    Consolidated Balance Sheets at December 2, 2007 and November 26, 2006.

    Consolidated Statements of Operations for the years ended December 2, 2007, November 26, 2006, and November 27, 2005.

    Consolidated Statements of Stockholders' Deficit for the years ended December 2, 2007, November 26, 2006, and November 27, 2005.

    Consolidated Statements of Cash Flows for the years ended December 2, 2007, November 26, 2006, and November 27, 2005.

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
2.2
First Amendment to the Agreement and Plan of Merger, dated April 5, 2004, by and between Sealy Corporation and Sealy Acquisition Corp. (incorporated herein by reference to Exhibit 2.2 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed April 15, 2004) (Sealy Corporation agrees to furnish a copy of any omitted schedules or similar supplements to the SEC upon request)
3.1
Amended and Restated Certificate of Incorporation of Sealy Corporation dated as of March 23, 2006 (incorporated herein by reference to Exhibit 3.1 to Sealy Corporation's Registration Statement on Form S-1/A (File No. 1-8738) filed March 24, 2006)
3.2	Amended and restated Bylaws of Sealy Corporation dated as of December 20, 2007 (incorporated herein by reference to Sealy Corporation's report on Form 8-K (File No. 1-8738) filed December 21, 2007)
4.1
Indenture, dated as of April 6, 2004, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, with respect to the 8.25% Senior Subordinated Notes due 2014 and the 8.25% Senior Subordinated Exchange Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-117081) filed July 1, 2004)
4.2
First Supplemental Indenture, dated as of June 28, 2004, among Sealy Mattress Company, Sealy Corporation, Sealy Mattress Corporation and the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, with respect to the 8.25% Senior Subordinated Notes due 2014 and the 8.25% Senior Subordinated Exchange Notes due 2014 (incorporated herein by reference to Exhibit 4.3 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-117081) filed July 1, 2004)
4.3
Note and Stock Purchase Agreement, dated as of July 16, 2004, between Sealy Corporation and the Purchasers named therein, with respect to the 10% Senior Subordinated Notes due 2015 and Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.4 to Sealy Corporation's Registration Statement S-1 (File No. 1-8738) filed June 30, 2005)
4.4
Second Supplemental Indenture, dated as of May 25, 2006, among Sealy Corporation, Sealy Mattress Company, Sealy Mattress Corporation, the Guarantors listed on Schedule I thereto and The Bank of New York Trust Company, as trustee (incorporated herein by reference to Sealy Corporation Current Report on Form 8-K (File No. 1-8738) filed May 31, 2006)
*10.1
Sealy Profit Sharing Plan, Amended and Restated, dated December 1, 1989 (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738) filed February 27, 1996)
*10.2
Amendment No. 1 to Sealy Profit Sharing Plan (incorporated herein by reference to Exhibit 10.21 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)

*10.3
Amendment No. 2 to Sealy Profit Sharing Plan (incorporated herein by reference to Exhibit 10.22 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)
*10.4
Sealy Corporation Bonus Program (incorporated herein by reference to Exhibit 10.5 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738) filed February 27, 1996)
*10.5
Amendment No. 1 to Sealy Bonus Plan (incorporated herein by reference to Exhibit 10.17 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)
*10.6
Sealy Corporation 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.48 to Sealy Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 1, 1998 (File No. 1-8738) filed April 15, 1998)
*10.7
2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries (incorporated herein by reference to Exhibit 4.4 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)
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
10.12
Stockholders' Agreement, dated as of July 16, 2004, among Sealy Corporation, The Northwestern Mutual Life Insurance Company, Teachers Insurance and Annuity Association of America and Sealy Paterson LLC and Sealy Holding LLC (incorporated herein by reference to Exhibit 10.12 to Sealy Corporation's Registration Statement on from S-1/A (File No. 1-8738) filed March 24, 2006)
10.13
Stockholders' Agreement, dated as of April 6, 2004, among Sealy Corporation, Bain Capital Fund V, L.P., Bain Capital Fund V, L.P., BCIP Associates, BCIP Trust Associates, L.P., Harvard Private Capital Holdings, Inc., Sealy Investors 1, LLC, Sealy Investors 2, LLC, Sealy Investors 3, LLC and Sealy Holding LLC (incorporated herein by reference to Exhibit 10.13 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-117081) filed July 1, 2004)
10.14
Registration Rights Agreement, dated as of April 6, 2004, among Sealy Corporation and Sealy Holding LLC (incorporated herein by reference to Exhibit 10.14 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-117081) filed July 1, 2004)

10.15
Second Amended and Restated Credit Agreement dated April 14, 2005 among Sealy Mattress Company, Sealy Canada, LTD./LTEE, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, General Electric Capital Corporation, as co-documentation agent, Royal Bank of Canada as co-documentation agent, and other lenders from time to time parties thereto (incorporated herein by reference to Exhibit 10.21 to Sealy Mattress Corporation's Current Report on Form 8-K (File No. 333-117081) filed April 20, 2005)
*10.16
Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Jeffrey C. Claypool (incorporated herein by reference to Exhibit 10.8 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed January 2, 1998)
*10.17
Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.12 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed January 2, 1998)
*10.18
Amendment to Employment Agreement, dated as of December 17, 1997, between the employees named therein and Sealy Corporation (incorporated herein by reference to Exhibit 10.19 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed January 2, 1998)
*10.19
Amendment to Employment Agreement dated January 20, 2000 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.33 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-67478) filed December 21, 2001)
*10.20
Employment Agreement, dated as of May 25, 2001 by and between Sealy Corporation and Charles Dawson (incorporated herein by reference to Exhibit 10.37 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 2002 (File No. 1-8738) filed March 3, 2003)
*10.21
Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Kenneth L. Walker (incorporated herein by reference to Exhibit 10.36 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 2002 (File No. 1-8738) filed March 3, 2003)
*10.22
Employment Agreement, dated as of October 1, 2002 by and between Sealy Corporation and G. Michael Hofmann (incorporated herein by reference to Exhibit 10.38 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 2002 (File No. 1-8738) filed March 3, 2003)
*10.23
Amended Employment Agreement, dated as of January 14, 2005 by and between Sealy Corporation and David J. McIlquham (incorporated herein by reference to Exhibit 10.21 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)
*10.24
Employment Agreement, dated April 1, 2005, by and between Sealy Corporation and Philip Dobbs (incorporated herein by reference to Exhibit 10.27 to Sealy Corporation's Registration Statement on from S-1/A (File No. 1-8738) filed March 24, 2006)
*10.25
Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993 (incorporated herein by reference to the appropriate Exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738))

*10.26
Sealy Corporation Directors' Deferred Compensation Plan dated December 13, 2004 (incorporated herein by reference to Exhibit 10.29 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)
*10.27
Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Jeffrey C. Claypool (incorporated herein by reference to Exhibit 10.31 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)
*10.28
Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.32 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)
*10.29
Employment Agreement dated September 12, 2006 by and between Sealy Corporation and Jeffrey C. Ackerman (incorporated by reference to exhibit 10.3 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2006 (File No. 1-8737) filed October 11, 2006)
*10.30
Amended and Restated Employment Agreement dated September 12, 2006 by and between Sealy Corporation and James B. Hirshorn (incorporated by reference to exhibit 10.2 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2006 (File No. 1-8737) filed October 11, 2006)
*10.31
Separation Agreement dated December 15, 2006 by and between Sealy Corporation and James B. Hirshorn (incorporated by reference to exhibit 10.1 to Sealy Corporation's report on Form 8-K (File No. 1-8737) filed December 19, 2006)
10.32	Third Amended and Restated Credit Agreement, dated August 25, 2006 (incorporated herein by reference to Sealy Corporation Report on Form 8-K (File No. 1-8738) filed on August 30, 2006).
10.33
Management Services Agreement with Kohlberg Kravis Roberts & Co. L.P. dated April 6, 2004 (incorporated herein by reference to Exhibit 10.33 to Sealy Corporation's Registration Statement on Form S-1 (File No. 333-126280) filed August 12, 2005)
10.34
Form of Management Services Termination Agreement (incorporated herein by reference to Exhibit 10.34 to Sealy Corporation's Registration Statement on Form S-1 (File No. 333-126280) filed September 12, 2005)
10.35
Supply Agreement, dated February 18, 2003, between Sealy, Inc. and Nomaco Inc. (incorporated herein by reference to Exhibit 10.35 to Sealy Corporation's Registration Statements on Form S-1 (File No. 333-126280) filed September 12, 2005) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
10.36
Joinder, dated as of September 8, 2004, to the Stockholders' Agreement dated April 6, 2004 (incorporated herein by reference to Exhibit 10.36 to Sealy Corporation's Registration Statement on Form S-1 (File No. 333-126280) filed Statement 12, 2005)
*10.37
Amendment No. 1 to the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries adopted July 25, 2007 (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2007 (File No. 1-8738) filed October 4, 2007)

†*10.38	Amendment No. 1 to the Sealy Corporation 1998 Stock Option Plan adopted October 26, 2007.
†*10.39	Amendment No. 2 to the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its subsidiaries adopted October 26, 2007.
†12.1	Computation of Ratio of Earnings to Fixed Charges
†21.1	Subsidiaries of Sealy Corporation
†23.1
Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of its audit report into Sealy Corporation's Registration Statement on Form S-8 (file No. 333-139794)
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

†
Filed herewith.

Schedule I—Consolidated Valuation and Qualifying Accounts

	Fiscal Year
	2005		2006		2007
Allowance for doubtful accounts
Balance beginning of period	$8,570		$10,569		$8,543
Charged to costs and expenses	3,231		2,705		6,620
Charged to other accounts	—		—		—
Deductions	1,232	(1)	4,731	(1)	5,458	(1)
Balance at end of period	$10,569		$8,543		$9,705
Reserve for discounts and returns
Balance beginning of period	$6,206		$9,840		$14,037
Charged to costs and expenses	26,043		27,903		29,246
Charged to other accounts	—		—
Deductions	22,409	(2)	23,706	(2)	26,568	(2)
Balance at end of period	$9,840		$14,037		$16,715
Reserve for inventory obsolescence
Balance beginning of period	$1,535		$1,828		$1,831
Charged to costs and expenses	293		1,500		1,809
Charged to other accounts	—		—
Deductions	—		1,497	(4)	992	(4)
Balance at end of period	$1,828		$1,831		$2,648
Deferred tax asset valuation
Balance beginning of period	$19,761		$30,259		$28,762
Charged to costs and expenses	6,215		1,242		2,702
Charged to other accounts	4,283	(3)	(139)		(1,712)
Deductions	—		2,600		4,525
Balance at end of period	$30,259		$28,762		$25,227

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

Date: January 31, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MCILQUHAM David J. McIlquham	Chief Executive Officer (Principal Executive Officer) and Director	January 31, 2008
/s/ JEFFREY C. ACKERMAN Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 31, 2008
/s/ BRIAN F. CARROLL Brian F. Carroll	Director	January 31, 2008
/s/ JAMES W. JOHNSTON James W. Johnston	Director	January 31, 2008
/s/ GARY E. MORIN Gary E. Morin	Director	January 31, 2008
/s/ DEAN B. NELSON Dean B. Nelson	Director	January 31, 2008
/s/ PAUL NORRIS Paul Norris	Director	January 31, 2008

/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	January 31, 2008
/s/ SCOTT M. STUART Scott M. Stuart	Director	January 31, 2008

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SEALY CORPORATION Consolidated Balance Sheets (in thousands, except per share amounts)
SEALY CORPORATION Consolidated Statements of Operations (in thousands, except per share amounts)
SEALY CORPORATION Consolidated Statements of Stockholders' Deficit (in thousands, except per share amounts)
SEALY CORPORATION Consolidated Statements of Cash Flow (in thousands)
SEALY CORPORATION Notes To Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Schedule I—Consolidated Valuation and Qualifying Accounts
SIGNATURES