Form 10-Q
period 2008-03-02
SEALY CORP
filed 2008-04-08
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 2, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the registrant's common stock outstanding as of March 28, 2008 is approximately: 90,982,170.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 2, 2008	February 25, 2007
Net sales	$391,929	$412,567
Cost of goods sold	238,734	235,293

Gross profit	153,195	177,274
Selling, general and administrative expenses	116,744	126,913
Amortization of intangibles	915	783
Royalty income, net of royalty expense	(4,860)	(5,292)

Income from operations	40,396	54,870
Interest expense	15,376	15,905
Other income, net	(99)	(80)

Income before income tax expense	25,119	39,045
Income tax expense	8,905	14,411

Net income	$16,214	$24,634

Earnings per common share—Basic	$0.18	$0.27

Earnings per common share—Diluted	$0.17	$0.26

Weighted average number of common shares outstanding:
Basic	90,865	91,349
Diluted	95,167	96,585

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 2, 2008	December 2, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,303	$14,607
Accounts receivable, net of allowances for bad debts, cash discounts and returns	216,093	208,821
Inventories	71,412	73,682
Prepaid expenses and other current assets	22,623	26,497
Deferred income taxes	19,043	20,087

	350,474	343,694

Property, plant and equipment—at cost	457,757	442,306
Less accumulated depreciation	(207,013)	(198,434)

	250,744	243,872

Other assets:
Goodwill	397,457	395,460
Other intangibles, net of accumulated amortization	8,232	8,866
Deferred income taxes	6,934	—
Debt issuance costs, net, and other assets	35,117	33,187

	447,740	437,513

	$1,048,958	$1,025,079

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$35,926	$36,433
Accounts payable	140,563	135,352
Accrued incentives and advertising	30,293	47,754
Accrued compensation	31,822	32,422
Accrued interest	11,341	16,526
Other accrued expenses	52,833	53,398

	302,778	321,885

Long-term obligations, net of current portion	780,587	757,322
Other noncurrent liabilities	74,101	50,814
Deferred income taxes	6,261	8,295
Common stock and options subject to redemption	15,242	16,156
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2008 and 2007—200,000 Issued and outstanding: 2008—90,982; 2007—90,814 (including shares classified above as subject to redemption: 2008—399; 2007—401)	906	902
Additional paid-in capital	655,876	654,626
Accumulated deficit	(795,217)	(794,160)
Accumulated other comprehensive income	8,424	9,239

	(130,011)	(129,393)

	$1,048,958	$1,025,079

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at December 2, 2007		90,814	$902	$654,626	$(794,160)	$9,239	$(129,393)
Net income	16,214				16,214		16,214
Foreign currency translation adjustment	3,255					3,255	3,255
Adjustment to defined benefit plan liability,
net of tax of $28	41					41	41
Change in fair value of cash flow hedge, net of tax of $2,449	(4,111)					(4,111)	(4,111)
Cumulative effect of a change in accounting principle -
adoption of FIN 48					(10,460)		(10,460)
Share-based compensation:
Compensation associated with stock option grants				534			534
Directors' deferred stock compensation				(36)			(36)
Cash dividend					(6,811)		(6,811)
Exercise of stock options		168	4	(938)			(934)
Excess tax benefit on options exercised				776			776
Adjustment of temporary equity subject to redemption			—	914			914

Balance at March 2, 2008	$15,399	90,982	$906	$655,876	$(795,217)	$8,424	$(130,011)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 2, 2008	February 25, 2007
Cash flows from operating activities:
Net income	$16,214	$24,634
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	8,377	7,322
Deferred income taxes	(361)	429
Non-cash interest expense:
Amortization of debt issuance costs and other	905	687
Share-based compensation	623	639
Excess tax benefits from share-based payment arrangements	(776)	(4,348)
Loss on sale of assets	5	161
Other, net	290	(1,031)
Changes in operating assets and liabilities:
Accounts receivable	(4,420)	(24,358)
Inventories	3,024	899
Prepaid expenses and other current assets	4,518	1,724
Accounts payable	2,238	9,961
Accrued expenses	(28,980)	(12,135)
Other liabilities	861	(331)

Net cash provided by operating activities	2,518	4,253

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,062)	(12,913)
Proceeds from sale of property, plant and equipment	1	77

Net cash used in investing activities	(9,061)	(12,836)

Cash flows from financing activities:
Cash dividends	(6,811)	(6,856)
Repayments of long-term obligations	(3,712)	—
Borrowings under revolving credit facilities	143,877	8,627
Repayments under revolving credit facilities	(118,077)	(11,249)
Exercise of employee stock options, including related excess tax benefits	785	4,592
Other	(1,984)	(344)

Net cash used in financing activities	14,078	(5,230)

Effect of exchange rate changes on cash	(839)	(57)

Change in cash and cash equivalents	6,696	(13,870)
Cash and cash equivalents:
Beginning of period	14,607	45,620

End of period	$21,303	$31,750

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1:  Basis of Presentation

        The interim Condensed Consolidated Financial Statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim Condensed Consolidated Financial Statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements for the year ended December 2, 2007 included within the Company's Annual Report on Form 10-K (File No. 001-08738).

        On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of the Company's capital stock. Certain of the Company's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes") issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the 2014 Notes. At March 2, 2008, KKR controlled approximately 51% of the issued and outstanding common stock of the Company.

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

Note 2:  Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of this interpretation effective December 3, 2007. As a result of the adoption of this interpretation, the Company recorded an approximate $10.5 million increase to the liability for uncertain tax positions in the Condensed Consolidated Balance Sheets for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the December 3, 2007, balance of accumulated deficit. See Note 14.

        In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles

("GAAP") and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-b, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 3, 2007. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of FAS 157 are as follows: asset retirement obligations, reporting units measured at fair value in the first step of a goodwill impairment test under FAS 142, long-lived assets measured at fair value for an impairment assessment under FAS 146.

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of December 3, 2008 and has elected not to apply the fair value option to any of its financial instruments.

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

        In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning in fiscal 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.

Note 3:  Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new stock options granted or outstanding options modified after August 29, 2005 (the beginning of the fourth quarter of fiscal 2005) under the provisions of FAS No. 123 (revised 2004) "Share-Based Payment" ("FAS 123(R)").

        During the three months ended March 2, 2008, the Company granted no new options to purchase shares, of common stock. During the three months ended February 25, 2007, the Company granted new options to purchase 432,461 shares of common stock, and recognized compensation expense associated with these grants of approximately $0.2 million. The options granted during the first quarter of fiscal 2007 had a weighted average grant-date fair value of $5.08 per option. The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Three Months Ended February 25, 2007
Expected volatility	30%
Expected dividend yield	2.011 – 2.031%
Expected term (in years)	6.71 – 7.88
Risk-free rate	4.54% – 4.72%

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

        A summary of option activity under the 1998 Plan for the three months ended March 2, 2008, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding December 2, 2007	3,109,454	$1.44
Exercised	(206,769)	2.39

Outstanding March 2, 2008 (all fully vested and exercisable)	2,902,685	$1.38
Weighted average remaining contractual term	6.1 years
Aggregate intrinsic value at December 2, 2007 (in thousands)	$22,446

        A summary of option activity under the 2004 Plan for the three months ended March 2, 2008, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding December 2, 2007	9,304,343	$8.06
Exercised	(162,154)	5.78
Forfeited	(136,589)	9.32

Outstanding March 2, 2008	9,005,600	$8.08
Weighted average remaining contractual term	6.9 years
Aggregate intrinsic value (in thousands)	$9,254
Exercisable at March 2, 2008	5,336,420
Weighted average remaining contractual term	6.7 years
Aggregate intrinsic value (in thousands)	$10,270

        As of March 2, 2008, the Company had approximately $5.5 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 5.0 years.

        During the three months ended March 2, 2008 and February 25, 2007, the Company recognized total non-cash compensation expense associated with stock options of $0.5 million and $0.3 million, respectively.

        During the three months ended March 2, 2008 and February 25, 2007, the Company recognized expense of $0.1 million, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company's common stock.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of March 2, 2008, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the recognition of the related unrecognized compensation cost is being recognized over the remainder of the requisite service period.

Note 4:  Inventories

        The major components of inventories were as follows (in thousands):

	March 2, 2008	December 2, 2007
Raw materials	$29,632	$30,327
Work in process	22,536	27,647
Finished goods	19,244	15,708

	$71,412	$73,682

Note 5:  Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products as well as a 20-year warranty on its TrueForm product line and a 20-year limited warranty on its RightTouch product line which cover only certain parts of the products and are prorated for part of the twenty years. In fiscal 2007, the Company amended its warranty policy on Sealy branded promotional bedding to three years for the new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the Company's accrued warranty obligations for each of the three months ended March 2, 2008 and February 25, 2007 and the year ended December 2, 2007 was as follows (in thousands):

	March 2, 2008	December 2, 2007	February 25, 2007
Accrued warranty obligations at beginning of period	$15,964	$15,349	$15,349
Warranty claims	(4,580)	(17,389)	(3,425)
Warranty provisions	7,109	18,004	2,930

Accrued warranty obligations at end of period	$18,493	$15,964	$14,854

        Warranty claims for the year ended December 2, 2007 include approximately $14.0 million for claims associated with products sold prior to November 26, 2006 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $1.4 million, $6.2 million and $1.3 million for the three months ended March 2, 2008, the year ended December 2, 2007 and the three months ended February 25, 2007, respectively.

Note 6:  Assets Constructed on Behalf of the Company

        The Company has engaged third parties to construct production facilities to be leased by the Company. Emerging Issues Task Force Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction" ("EITF 97-10"), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of these production facilities if the lessee has substantially all of the construction period risks. Accordingly, in the first quarter of fiscal 2007, the Company recorded an additional $5.2 million in property, plant and equipment with an offsetting financing obligation in the Condensed Consolidated Balance Sheets for a facility that was placed in service in February 2007. During the lease terms, the Company recognizes building depreciation and interest expense for the obligations.

Note 7:  Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the three months ended March 2, 2008 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of December 2, 2007	$366,943	$28,517	$395,460
Increase due to foreign currency translation	859	1,138	1,997

Balance as of March 2, 2008	$367,802	$29,655	$397,457

        Total other intangibles of $8.2 million (net of accumulated amortization of $12.9 million) as of March 2, 2008 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years.

Note 8:  Long-Term Obligations

        Long-term obligations as of March 2, 2008 and December 2, 2007 consisted of the following:

	March 2, 2008	December 2, 2007
	(in thousands)
Senior revolving credit facility	$67,400	$41,600
Senior secured term loans	399,681	403,393
Senior subordinated notes	273,945	273,945
Financing obligations	42,939	41,674
Other	32,548	33,143

	816,513	793,755
Less current portion	(35,926)	(36,433)

	$780,587	$757,322

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At March 2, 2008, amounts outstanding under the senior revolving credit facility included $67.4 million under the U.S. portion of the facility. No amounts were outstanding under the Canadian portion at March 2, 2008. At March 2, 2008, the Company had approximately $33.9 million available under the revolving credit facility after taking into account letters of credit issued totaling $23.7 million.

        Annually, the Company may be required to make principal prepayments depending on certain financial ratios, as defined in its senior secured credit agreement. At March 2, 2008, the Company is unable to estimate the amount of such required payment, if any, that would be due following the first quarter of fiscal 2009 with respect to excess cash flow for the 2008 fiscal year. No prepayments based on these conditions have been made prior to March 2, 2008.

        At March 2, 2008, the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the senior subordinated notes. The senior credit agreements and the senior subordinated notes restrict the Company's ability to pay dividends.

Note 9:  Hedging Strategy

        Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining valuations from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties.

        In June 2004, the Company entered into a swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through December 3, 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. For the three months ended February 25, 2007, $0.6 million was recorded as a reduction of interest expense related to this swap agreement.

        On June 15, 2007, the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from charges in the benchmark interest rate. The Company will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. The fair value of this swap instrument was recorded in the consolidated balance sheets as a liability of $17.0 and $10.2 million at March 2, 2008 and December 2, 2007, respectively. Over the next 12 months, the Company expects to reclassify $7.5 million of deferred losses from accumulated other comprehensive income to interest expense as related interest payments that are being hedged are recognized.

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair values of these swaps totaled $0.3 million as of March 2, 2008 and were recorded as a component of other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet. The Company has not formally documented these interest rate swaps as hedges. Therefore, the change in the fair value of these contracts of $0.3 million for the first quarter of fiscal 2008 has been recorded as a reduction of interest expense.

        At March 2, 2008 and December 2, 2007, the fair value carrying amount of the instruments indicated above was recorded as follows:

	March 2, 2008	December 2, 2007
	(in thousands)
Accrued interest receivable	$—	$711
Other noncurrent assets	327	—
Accrued interest payable	(227)	—
Other current liabilities	(7,319)	(3,237)
Other liabilities	(9,484)	(7,006)

Total net liability	$(16,703)	$(9,532)

        At March 2, 2008 and December 2, 2007, accumulated other comprehensive income associated with interest rate swaps qualifying for hedge accounting treatment was $(10.4 million) and $(6.3 million), respectively, net of income tax effects.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward contracts. The Company does not designate its foreign currency forward contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At March 2, 2008, the Company had an outstanding forward contract to sell a total of 6.0 million Canadian dollars with an expiration date of March 4, 2008. At March 2, 2008, the fair value of the Company's forward contracts was an asset of an insignificant amount. At December 2, 2007, the Company did not have any foreign currency forward contracts outstanding. For the three months ended March 2, 2008, recognized foreign currency transaction gains were $0.7 million, compared with gains of $0.1 million for the three months ended February 25, 2007, respectively.

Note 10:  Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts discussed in Note 9 above. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note 2 above, the Company has only adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-b. The following table provides a summary of the fair values of assets and liabilities under FAS 157:

		Fair Value Measurements at March 2, 2008 Using
	March 2, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(16,461)	$—	$(16,461)	$—

Note 11:  Other Income, Net

        Other income, net, includes interest income for the three months ended March 2, 2008 and February 25, 2007 of $0.1 million.

Note 12:  Conditional Asset Retirement Obligations

        Under the provisions of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), the Company recorded an additional $0.1 million in property, plant and equipment and other noncurrent liabilities in the first quarter of fiscal 2007. These amounts resulted from obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2008 to 2022, the Company may be able to renegotiate such leases to extend the terms.

        In addition to the above obligations, the Company also owns certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor the asbestos and ensure that it remains stable and is required to notify any potential buyer of its existence. In fiscal 2007, the Company removed asbestos at a European facility and a domestic facility. The Company has recognized an asset retirement obligation of $0.2 million for the remaining asbestos in its European facilities. The Company has not recognized asset retirement obligations in the condensed consolidated financial statements for asbestos at other facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

Note 13:  Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S., Canada and France for the three months ended March 2, 2008 and February 25, 2007 are as follows:

	Three Months Ended
	March 2, 2008	February 25, 2007
	(in thousands)
Service cost	$272	$147
Interest cost	339	207
Expected return on plan assets	(335)	(218)
Amortization of unrecognized gains and losses	39	30
Amortization of unrecognized transition asset	(22)	(22)
Amortization of unrecognized prior service cost	69	50

Net periodic pension cost*	$362	$194

Cash contributions	$444	$145

    *
    Net periodic pension cost recognized for the three months ended March 2, 2008 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2008. Similarly, net periodic pension cost for the three months ended February 25, 2007 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plans of approximately $1.7 million during the remainder of fiscal 2008. The funded status of the plans as of March 2, 2008 and December 2, 2007 was $7.3 million and $7.4 million, respectively.

Note 14:  Income Taxes

        The Company's effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three months ended March 2, 2008 and February 25, 2007 was approximately 35.5% and 36.9%, respectively. The effective rate for the three months ended March 2, 2008 was lower than the rate for the three months ended February 25, 2007 primarily due to the incremental benefit of the U.S. manufacturing deduction.

        The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As a result of the implementation, the Company recognized a $10.5 million net increase to the liability for uncertain tax positions including interest and penalties of $0.7 million and $2.5 million, respectively. These increases were accounted for as a cumulative effect adjustment and recognized as an increase in the beginning accumulated deficit in the consolidated balance sheet (unaudited). Including the cumulative effect adjustment, the Company had approximately $25.9 million of total unrecognized tax benefits as of December 3, 2007. The statement of financial position as of March 2, 2008 includes accrued interest of $4.8 million and penalties of $3.8 million due to unrecognized tax benefits of which $4.3 million and $3.6 million were recorded in connection with the implementation, with an additional $0.5 million interest and $0.2 million penalties recorded in income tax expense in the first quarter. As of December 3, 2007, $13.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. The remaining $12.0 million represents the correlative relief for state and international items, plus the valuation allowance applied to state net operating loss adjustments. The Company does not expect a significant decrease in unrecognized tax benefits within the next twelve months. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company believes that such audits will not result in an assessment or payment of taxes related to these positions during the one year period following March 2, 2008. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15:  Comprehensive Income

        Comprehensive income for the three months ended March 2, 2008 and February 25, 2007 was $15.4 million and $23.7 million, respectively.

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets for $2.3 million ($2.8 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and the Company's liability, if any, cannot be reasonably estimated at this time, no amounts have been accrued related to this matter.

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

Note 17:  Related Party Transactions

        During the three months ended March 2, 2008, the Company paid premiums of $0.1 million for excess directors and officers liability insurance and excess liability insurance to KKR.

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

        Sales by geographic area are as follows:

	Three Months Ended
	March 2, 2008	February 25, 2007
Americas:
United States	$281,290	$316,707
Canada	44,367	40,446
Other International	27,441	23,409

Total Americas	353,098	380,562
Europe	38,831	32,005

Total	$391,929	$412,567

Total International	$110,639	$95,860

        Sales from Europe to the Americas for the three months ended March 2, 2008 and February 25, 2007 were $1.9 million and $2.4 million, respectively. Long lived assets (principally property, plant and equipment) outside the United States were $73.5 million and $68.6 million as of March 2, 2008 and December 2, 2007, respectively.

	March 2, 2008	February 25, 2007
	(in thousands)
Net sales to external customers:
Americas	$353,098	$380,562
Europe	38,831	32,005

	391,929	412,567

Capital expenditures:
Americas	8,546	11,770
Europe	516	1,143

	9,062	12,913

EBITDA:
Americas	46,926	62,040
Europe	2,020	717
Inter-segment eliminations	(74)	(485)

	48,872	62,272

Reconciliation of EBITDA to net income:
EBITDA from segments	48,872	62,272
Interest	15,376	15,905
Income taxes	8,905	14,411
Depreciation and amortization	8,377	7,322

Net Income	$16,214	$24,634

	March 2, 2008	December 2, 2007
	(in thousands)
Total assets:
Americas	$888,069	$902,986
Europe	129,857	122,630
Intersegment eliminations	31,032	(537)

	$1,048,958	$1,025,079

Note 19:  Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

	Three months ended
	March 2, 2008	February 25, 2007
	(in thousands)
Numerator:
Net income available to common shareholders	$16,214	$24,634

Denominator:
Denominator for basic earnings per share—weighted average shares	90,865	91,349
Effect of dilutive securities:
Stock options	4,219	5,177
Other	83	59

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	95,167	96,585

Note 20:  Restructuring Activities

        On January 4, 2008, management made the decision to cease manufacturing operations in Brazil and move to a distribution business model that is supplied by production from other Sealy manufacturing facilities. As a result, the Company incurred certain costs related to one time termination costs of employees at this facility of approximately $0.5 million in the first quarter of fiscal 2008.

Note 21:  Subsequent Event

        On March 12, 2008, David J. McIlquham resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. In accordance with his employment agreement and Company Policy, certain benefits are to be paid to Mr. McIlquham in connection with his resignation. The total of these payments, which were accrued subsequent to the end of the fiscal quarter was $2.7 million. Additionally, Mr. McIlquham holds a total of 5,392,952 stock options as of March 12, 2008 of which 3,691,296 were then vested and may be exercised during the two year period following his resignation.

Note 22:  Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the 2014 Notes (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 2014 Notes of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2014 Notes. Although holders of the 2014 Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor

Subsidiaries, and such subsidiaries will not be obligated with respect to the 2014 Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the 2014 Notes.

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of March 2, 2008 and December 2, 2007, Condensed Consolidating Statements of Operations for the three months ended March 2, 2008 and February 25, 2007, and Condensed Consolidating Statements of Cash Flows for the three months ended March 2, 2008 and February 25, 2007.

  2.
  Sealy Corporation, who became a guarantor of the 2014 Notes effective May 25, 2006 (as "Guarantor Parent"), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non- Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

  3.
  Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

March 2, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$—	$1	$3,624	$17,655	$—	$21,303
Accounts receivable, net	—	—	18	121,687	94,388	—	216,093
Inventories	—	—	1,522	47,107	23,486	(703)	71,412
Prepaid expenses, deferred income taxes and other current assets	1,457	—	400	34,073	5,736	—	41,666

	1,480	—	1,941	206,491	141,265	(703)	350,474
Property, plant and equipment, at cost	—	—	9,308	346,538	101,911	—	457,757
Less accumulated depreciation	—	—	(3,966)	(165,967)	(37,080)	—	(207,013)

	—	—	5,342	180,571	64,831	—	250,744
Other assets:
Goodwill	—	—	24,741	304,773	67,943	—	397,457
Other intangibles, net	6,060	—	—	2,172	—	—	8,232
Net investment in subsidiaries	(146,657)	269,087	421,420	58,745	—	(602,595)	—
Due from (to) affiliates	33,651	(415,744)	559,349	(88,958)	(88,451)	153	—
Debt issuance costs, net and other assets	—	—	10,348	24,069	7,634	—	42,051

	(106,946)	(146,657)	1,015,858	300,801	(12,874)	(602,442)	447,740

Total assets	$(105,466)	$(146,657)	$1,023,141	$687,863	$193,222	$(603,145)	$1,048,958

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$15,000	$2,392	$18,534	$—	$35,926
Accounts payable	—	—	409	75,841	64,313	—	140,563
Accrued customer incentives and advertising	—	—	—	25,127	5,166	—	30,293
Accrued compensation	—	—	334	21,663	9,825	—	31,822
Accrued interest	52	—	707	10,263	319	—	11,341
Other accrued expenses	4,316	—	7,481	35,389	5,647	—	52,833

	4,368	—	23,931	170,675	103,804	—	302,778
Long-term obligations	—	—	726,026	42,598	11,963	—	780,587
Other noncurrent liabilities	4,475	—	9,484	47,813	12,329	—	74,101
Deferred income taxes	460	—	(5,387)	5,177	6,011	—	6,261
Common stock and options subject to redemption	15,242	—	—	—	—	—	15,242
Stockholders' equity (deficit)	(130,011)	(146,657)	269,087	421,600	59,115	(603,145)	(130,011)

Total liabilities and stockholders' equity (deficit)	$(105,466)	$(146,657)	$1,023,141	$687,863	$193,222	$(603,145)	$1,048,958

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets (Continued)

December 2, 2008

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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended March 2, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$18,130	$270,513	$110,690	$(7,404)	$391,929
Cost and expenses:
Cost of goods sold	—	—	10,982	164,379	70,915	(7,542)	238,734
Selling, general and administrative	(54)	—	1,741	86,739	28,318	—	116,744
Amortization of intangibles	800	—	—	72	43	—	915
Royalty (income) expense, net	(1,044)	—	—	(4,860)	1,044	—	(4,860)

Income from operations	298	—	5,407	24,183	10,370	138	40,396
Interest expense	77	143	14,063	451	642	—	15,376
Other (income) expense, net	—	—	—	—	(99)	—	(99)
Loss (income) from equity investees	(16,150)	(16,191)	(14,894)	—	—	47,235	—
Loss (income) from non-guarantor equity investees	—	—	—	(10,746)	—	10,746	—
Capital charge and intercompany interest allocation	—	—	(13,128)	11,375	1,753	—	—

Income (loss) before income taxes	16,371	16,048	19,366	23,103	8,074	(57,843)	25,119
Income tax expense (benefit)	157	(102)	3,175	8,228	(2,598)	45	8,905

Net income (loss)	$16,214	$16,150	$16,191	$14,875	$10,672	$(57,888)	$16,214

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations (Continued)

Three Months Ended February 25, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$19,470	$306,519	$95,699	$(9,121)	$412,567
Costs and expenses:
Cost of goods sold	—	—	11,473	172,901	60,539	(9,620)	235,293
Selling, general and administrative	64	—	1,917	100,851	24,081	—	126,913
Amortization of intangibles	710	—	—	73	—	—	783
Royalty (income) expense, net	(1,124)	—	—	(4,909)	741	—	(5,292)

Income from operations	350	—	6,080	37,603	10,338	499	54,870
Interest expense	95	143	14,495	149	1,023	—	15,905
Other income (expense), net	(8)	—	—	(1)	(71)	—	(80)
Loss (income) from equity investees	(24,470)	(24,559)	(21,332)	—	—	70,361	—
Loss (income) from nonguarantor equity investees	—	—	—	(5,696)	—	5,696	—
Capital charge and intercompany interest allocation	—	—	(13,579)	12,447	1,132	—	—

Income (loss) before income taxes	24,733	24,416	26,496	30,704	8,254	(75,558)	39,045
Income tax expense (benefit)	99	(54)	1,937	9,381	3,043	5	14,411

Net income (loss)	$24,634	$24,470	$24,559	$21,323	$5,211	$(75,563)	$24,634

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Three Months Ended March 2, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$2,093	$(17,421)	$17,846	$—	$2,518

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(73)	(7,849)	(1,140)	—	(9,062)
Proceeds from the sale of property, plant, and equipment	—	—	(1)	2	—	—	1
Net activity in investment in and advances from (to) subsidiaries and affiliates	6,045	—	(24,107)	26,359	(8,297)	—	—

Net cash provided by (used in) investing activities	6,045	—	(24,181)	18,512	(9,437)	—	(9,061)
Cash flows from financing activities:
Dividend	(6,811)	—	—	—	—	—	(6,811)
Equity received upon exercise of stock including related excess tax benefits	785	—	—	—	—	—	785
Repurchase of common stock	—	—	—	—	—	—	—
Repayments of long-term obligations	—	—	(3,712)	—	—	—	(3,712)
Borrowings under revolving credit facilities	—	—	134,800	—	9,077	—	143,877
Repayments on revolving credit facilities	—	—	(109,000)	—	(9,077)	—	(118,077)
Other	—	—	—	(1,479)	(505)	—	(1,984)

Net cash used in financing activities	(6,026)	—	22,088	(1,479)	(505)	—	14,078

Effect of exchange rate changes on cash	—	—	—	—	(839)	—	(839)

Change in cash and cash equivalents	19	—	—	(388)	7,065	—	6,696
Cash and cash equivalents:
Beginning of period	4	—	1	4,012	10,590	—	14,607

End of period	$23	$—	$1	$3,624	$17,655	$—	$21,303

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows (Continued)

Three Months Ended February 25, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$3,866	$(6,957)	$7,344	$—	$4,253

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(690)	(10,945)	(1,278)	—	(12,913)
Proceeds from the sale of property, plant, and equipment	—	—	—	61	16	—	77
Net activity in investment in and advances to (from) subsidiaries and affiliates	1,740	—	(3,176)	5,489	(4,053)	—	—

Net cash provided by (used in) investing activities	1,740	—	(3,866)	(5,395)	(5,315)	—	(12,836)

Cash flows from financing activities:
Dividend	(6,856)	—	—	—	—	—	(6,856)
Equity received upon exercise of stock including related excess tax benefits	4,592	—	—	—	—	—	4,592
Borrowings under revolving credit facilities	—	—	—	—	8,627	—	8,627
Repayments under revolving credit facilities	—	—	—	—	(11,249)	—	(11,249)
Other	50	—	—	(927)	533	—	(344)

Net cash provided by (used in) financing activities	(2,214)	—	—	(927)	(2,089)	—	(5,230)

Effect of exchange rate changes on cash	—	—	—	—	(57)	—	(57)

Change in cash and cash equivalents	(474)	—	—	(13,279)	(117)	—	(13,870)
Cash and cash equivalents:
Beginning of period	934	—	1	36,182	8,503	—	45,620

End of period	$460	$—	$1	$22,903	$8,386	$—	$31,750

SEALY CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q as well as our management's discussion and analysis included in our Annual Report on Form 10-K (File No. 001-08738). Except where the context suggests otherwise, the terms "we," "us" and "our" refer to Sealy Corporation and its subsidiaries.

BUSINESS OVERVIEW

        Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster, and Bassett brands and accounted for approximately 88% of our total net sales for the year ended December 2, 2007. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products.

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

        Our industry continues to be challenged by the extreme volatility in the price of petroleum and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring and box spring components. During fiscal 2007 and into the first quarter of fiscal 2008, the cost of these components has continued to remain elevated above their recent historical averages, and we expect these costs, particularly those related to steel and polyurethane foam, to increase significantly over the remainder of fiscal 2008.

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

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended March 2, 2008 and February 25, 2007, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	March 2, 2008		February 25, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$391,929	100.0%	$412,567	100.0%
Cost of goods sold	238,734	60.9	235,293	57.0

Gross profit	153,195	39.1	177,274	43.0
Selling, general and administrative expenses	116,744	29.8	126,913	30.8
Amortization of intangibles	915	0.2	783	0.2
Royalty income, net of royalty expense	(4,860)	(1.2)	(5,292)	(1.3)

Income from operations	40,396	10.3	54,870	13.3
Interest expense	15,376	3.9	15,905	3.8
Other income, net	(99)	—	(80)	—

Income before income taxes	25,119	6.4	39,045	9.5
Income taxes	8,905	2.3	14,411	3.5

Net income	$16,214	4.1%	$24,634	6.0%

Effective tax rate	35.5%		36.9%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Three Months Ended:
	March 2, 2008	February 25, 2007
Americas:
United States	71.8%	76.8%
Canada	11.3	9.8
Other	7.0	5.6

Total Americas	90.1	92.2
Europe	9.9	7.8

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the three months ended:
	March 2, 2008		February 25, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$353,098	100.0%	$380,562	100.0%
Cost of goods sold	210,103	59.5	212,773	55.9

Gross profit	142,995	40.5	167,789	44.1
United States (US Dollars):
Net sales	281,290	100.0	316,707	100.0
Cost of goods sold	168,585	59.9	176,016	55.6

Gross profit	112,705	40.1	140,691	44.4
Total International (US Dollars):
Net sales	110,639	100.0	95,860	100.0
Cost of goods sold	70,149	63.4	59,277	61.8

Gross profit	40,490	36.6	36,583	38.2
Canada:
US Dollars:
Net sales	44,367	100.0	40,446	100.0
Cost of goods sold	25,337	57.1	23,041	57.0

Gross profit	19,030	42.9	17,405	43.0
Canadian Dollars:
Net sales	44,182	100.0	46,880	100.0
Cost of goods sold	25,231	57.1	26,689	56.9

Gross profit	18,951	42.9	20,191	43.1
Other Americas (US Dollars):
Net sales	27,441	100.0	23,409	100.0
Cost of goods sold	16,181	59.0	13,716	58.6

Gross profit	11,260	41.0	9,693	41.4
Europe:
US Dollars:
Net sales	38,831	100.0	32,005	100.0
Cost of goods sold	28,631	73.7	22,520	70.4

Gross profit	10,200	26.3	9,485	29.6
Euros:
Net sales	26,320	100.0	24,480	100.0
Cost of goods sold	19,408	73.7	17,227	70.4

Gross profit	$6,912	26.3%	$7,253	29.6%

  Quarter Ended March 2, 2008 compared with Quarter Ended February 25, 2007

        Net Sales.    Our consolidated net sales for the quarter ended March 2, 2008, were $391.9 million, a decrease of $20.6 million, or 5.0% from the quarter ended February 25, 2007. Total Americas net sales were $353.1 million for the first quarter of fiscal 2008, a decrease of 7.2% from the first quarter of fiscal 2007. This decrease was primarily related to our U.S. operations within the Americas segment. Total U.S. net sales were $281.3 million for the first quarter of fiscal 2007, a decrease of 11.2% from the first quarter of fiscal 2007. The U.S. net sales decrease of $35.4 million was attributable to a 10.5% decrease in wholesale unit volume and a 1.4% decrease in wholesale average unit selling price. The decrease in unit volume is primarily attributable to our Sealy brand promotional product sales which were down 22% from the prior year period as we have successfully shifted unit sales into Sealy Posturepedic product because of the success of our Reserve collection. Also, partially offsetting the decline in Sealy brand promotional product revenues is the continued growth of our specialty bedding product sales which increased 17% over the comparable prior year period. The average unit selling price has begun to increase sequentially from the fiscal fourth quarter 2007 primarily due to a price increase on orders taken after December 17, 2007. In Canada, local currency sales decreases of 5.8% translated into gains of 9.7% in U.S. dollars. Local currency sales performance in Canada was driven by a 6.6% decrease in unit volume, which was partially offset by a 1.0% increase in average unit selling price. The decrease in unit volume is partially attributable to our Sealy brand promotional product sales, which were down 28.5%. Elsewhere in the Americas, we experienced sales gains in our Mexico and Argentina markets. In our European segment, local currency sales gains of 7.5% translated into gains of 21.3% in U.S. dollars. Local currency gains in Europe were driven by a 43.6% increase in unit volume, partially offset by a 25.1% decrease in average unit selling price. Increased sales of OEM latex bed cores, which have lower prices, drove the unit growth and the decrease in average unit selling price. Local currency finished goods sales in Europe increased 0.4%.

        Gross Profit.    Our consolidated gross profit for the quarter was $153.2 million, a decrease of $24.1 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 3.9 percentage points to 39.1%. This was due to a decrease in gross profit margins in both of our segments. Total Americas gross profit for the quarter was $143.0 million, a decrease of $24.8 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 3.6 percentage points to 40.5%. This decrease was primarily due to a decrease in gross profit margins in our U.S. operations. U.S. gross profit decreased $28.0 million to $112.7 million, which, as a percentage of sales, represents a decrease of 4.3 percentage points to 40.1% of net sales. The decrease in percentage of net sales was driven primarily by a an increase in material costs including an incremental $5.1 million in costs required for the Company's products to be in compliance with the July 2007 federal flame retardant regulations as well as higher inflation on core inputs such as steel and foam. In addition, the domestic profit margin was negatively impacted by higher warranty reserves and a deleveraging of overhead expenses on lower volume. Partially offsetting these effects were continued improvements in our manufacturing efficiencies particularly factory labor and product scrap costs. The gross profit margin in Canada remained flat at 42.9% of net sales. In our European segment, the gross profit margin decrease resulted from a shift in sales mix toward more latex bed cores to other manufacturers and finished goods sales to lower margin accounts.

        Selling, General, Administrative.    Our consolidated selling, general, and administrative expense decreased $10.2 million to $116.7 million. As a percent of net sales this expense was 29.8% and 30.8% for the quarters ended March 2, 2008 and February 25, 2007, respectively, a decrease of 1.0 percentage points. This decrease in both absolute dollars and as a percent of sales is primarily due to a $5.4 million reduction in volume driven variable expenses including an $8.7 million decrease in cooperative advertising costs partially offset by a $2.1 million increase in delivery costs due primarily to higher diesel fuel costs higher foreign currency valuations relative to the US dollar and increased International unit volume. In addition, salary and fringe related costs decreased $2.9 million and there was lower spending on professional services relative to the first quarter of fiscal 2007. Promotional expenses related to launching new products in the U.S. were $1.1 million lower than in 2007 which included costs associated with the 2007 roll out of our Stearns & Foster products and Sealy Posturepedic Reserve collection. These decreases were partially offset by $0.9 million of severance costs associated with a reduction in personnel.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the three months ended March 2, 2008 remained flat as compared with the prior year period at $4.9 million.

        Interest Expense.    Our consolidated interest expense for the first quarter of fiscal 2008 declined $0.5 million as compared with the prior year period at $15.4 million. Our net weighted average borrowing cost was 7.6% and 7.7% for the three months ended March 2, 2008 and February 25, 2007, respectively. Our borrowing cost was favorably impacted by the retirement of $68.1 million of our 2014 Notes late in fiscal 2007. This was offset by higher interest rates on the unhedged variable rate component of our floating rate debt.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended March 2, 2008 was 35.5% compared to 36.9% for the three months ended February 25, 2007. The effective rate for the fiscal 2008 period was lower than the fiscal 2007 period primarily due to the incremental benefit of the U.S. manufacturing deduction.

        The Company adopted the provisions of Interpretation No. 48 effective December 3, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an increase of approximately $10.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 3, 2007, balance of the accumulated deficit. As of December 3, 2007, the gross amount of unrecognized tax benefits was approximately $25.9 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $13.9 million.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, interest payments on our outstanding senior subordinated notes, and dividend payments to shareholders. Capital expenditures totaled $9.1 million for the three months ended March 2, 2008. We expect total 2008 capital expenditures to be approximately $35.0 to $40.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At March 2, 2008, we had approximately $33.9 million available under our revolving credit facility after taking into account letters of credit issued totaling $23.7 million. Our net weighted average borrowing cost was 7.6% and 7.7% for the three months ended March 2, 2008 and February 25, 2007, respectively.

  Debt

        We have incurred debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in 2010 and senior secured term loan facilities maturing in August 2011 and August 2012 with outstanding balances of $467.1 million at March 2, 2008 for the senior facilities. We also have an outstanding principal balance of $273.9 million at March 2, 2008 on the 2014 Notes.

        On August 25, 2006, we amended our senior secured credit agreement to provide for two senior secured term loans, one for $300 million maturing August 25, 2011 and one for $140 million maturing August 25, 2012. This amendment reduced the applicable interest rate margins charged on the senior secured term loans, provided certain financial leverage ratio tests are met, by 50 basis points on the $300 million loan and 25 basis points on the $140 million loan. In addition, this amendment provides us with greater flexibility for Sealy Mattress Company to make dividend payments to us, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment. Since August 25, 2006 we have repaid $32.8 million of the original $140 million outstanding on our term loan maturing August 25, 2012 and $7.5 million of the original $300 million outstanding on our term loan maturing August 25, 2011.

        Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of March 28, 2008, we had $69.1 million outstanding under the U.S. portion of our revolving credit facility and $2.0 million outstanding under the Canadian portion. After taking into account letters of credit issued totaling $23.7 million, the Company had approximately $30.2 million available under the revolving credit facility at March 28, 2008.

        Borrowings under our senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. At March 2, 2008, we are unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2009 with respect to excess cash flow for the 2008 fiscal year.

        On June 3, 2004, we entered into an interest rate swap agreement effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million from December 2005 through December 3, 2007. This swap terminated on December 3, 2007.

        On June 15, 2007 we entered into an interest rate swap agreement fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. To retain the designation of this swap as a hedging instrument, we will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The Company has not formally documented these interest rate swaps as hedges. Therefore, changes in the fair value of these interest rate swaps are recorded as a component of interest expense.

        The outstanding 2014 Notes consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the 2014 Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). During the third and fourth quarters of fiscal 2007, we retired $68.1 million aggregate principal amount of the 2014 Notes. At March 2, 2008, the outstanding balance of the 2014 Notes was $274 million.

        At March 2, 2008, we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our Company's stock. As of March 2, 2008, we had repurchased shares for $16.3 million under this program, none of which was repurchased during the first quarter of fiscal 2008. From March 2 through March 28, 2008, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following March 2, 2008. We will be required to make scheduled principal payments of $35.9 million during the next twelve months, with $15.0 million for our senior secured term loans, $2.1 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

        While we believe that we will have the necessary liquidity through our operating cash flow and revolving credit facility for the next several years to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future borrowings under the senior credit agreements in an amount sufficient to enable us to do so. For example, our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. Non-compliance with such ratios could prevent us from being able to access these facilities for liquidity purposes and could require us to immediately repay all amounts outstanding under such facilities. In addition, the expiration of the revolving credit facility in 2010, followed by the maturities of the senior and subordinated debt in the following years, will likely require us to refinance such debt as it matures. We may not be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

  Dividend

        The Company announced on April 8, 2008 that its Board of Directors voted to suspend the Company's quarterly dividend. This decision is intended to increase the Company's financial flexibility and will enable it to better allocate its capital in order to enhance shareholder returns over time.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Three Months Ended:
	March 2, 2008	February 25, 2007
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$2,518	$4,253
Investing activities	(9,061)	(12,836)
Financing activities	14,078	(5,230)
Effect of exchange rate changes on cash	(839)	(57)

Change in cash and cash equivalents	6,696	(13,870)
Cash and cash equivalents:
Beginning of period	14,607	45,620

End of period	$21,303	$31,750

Three Months Ended March 2, 2008 Compared With Three Months Ended February 25, 2007

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $1.7 million to $2.5 million net cash provided for the three months ended March 2, 2008, compared to a $4.3 million net cash provided for the three months ended February 25, 2007. This decrease is primarily the result of a reduction in net income, partially offset by changes in working capital and timing of various vendor payments.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities decreased approximately $3.7 million to $9.1 million net use of cash for the three months ended March 2, 2008, compared to the three months ended February 25, 2007 due to $3.9 million of lower capital expenditures for the first three months of fiscal 2008 as compared to the same fiscal period in the prior year. The decrease in our capital expenditures was primarily due to the inclusion of expenditures related to the construction of our facility in Mountain Top, PA in the three months ended February 25, 2007.

        Cash Flows from Financing Activities.    Our cash flow provided by financing activities for the three months ended March 2, 2008 was $14.1 million compared with a net use of cash in financing activities of $5.2 million for the three months ended February 25, 2007. This change has been primarily driven by $25.8 million of net borrowings on our revolving credit facility during the three months ended March 2, 2008 compared with net payments of $2.6 million on our revolving credit facility during the three months ended February 25, 2007.

  Income Taxes

        Effective December 3, 2007, we adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), as described in Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1, included herein. Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in assessment and payment of taxes related to these positions during the one year period following March 2, 2008. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

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

        EBITDA and Adjusted EBITDA are not recognized terms under generally accepted accounting principles ("GAAP") and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, they are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 2, 2008:

Three Months Ended
March 2, 2008
(in thousands)
Net income	$16,214
Interest expense	15,376
Income taxes	8,905
Depreciation and amortization	8,377

EBITDA	48,872
Unusual and nonrecurring losses:
Reorganization charges	1,056
Other (various)(a)	1,978

Adjusted EBITDA	$51,906

    (a)
    Consists of various immaterial adjustments

        The following table reconciles EBITDA to cash flow from operations:

Three Months Ended: March 2, 2008
(in thousands)
EBITDA	$48,872
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(15,376)
Income taxes	(8,905)
Non-cash charges against (credits to) net income	686
Changes in operating assets & liabilities	(22,759)

Cash flow from operations	$2,518

  Critical Accounting Policies

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Form 10-K for the fiscal year ended December 2, 2007, except as follows:

        Income Taxes—Effective December 3, 2007, we adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), as described in Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1, included herein. Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified.

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

  Contractual Obligations and Commercial Commitments

        We adopted FIN 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As of the date of the adoption, our reserve for uncertain tax positions (including penalties and interest) was $10.5 million. In the three months ended March 2, 2008, the liability for uncertain tax positions increased $1.4 million (including penalties and interest), partially offset by an adjustment to deferred taxes of $0.6 million. At March 2, 2008, $31.4 million of the reserve for uncertain tax positions (including penalties and interest) was classified as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

        There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2007. Refer to our Annual report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management's discussion and analysis section of our Annual Report on Form 10-K (File No. 001-08738).

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximately $1.0 million dollar impact on our financial position for the three months ended March 2, 2008. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward contracts. At March 2, 2008, the Company had an outstanding forward contract to sell a total of $6.0 million Canadian dollars with an expiration date of March 4, 2008. At March 2, 2008, the fair value of the Company's forward contracts was an asset of an insignificant amount.. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

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

        On June 15, 2007 the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The fair value of this swap instrument was a liability of $17.0 million at March 2, 2008 and $10.2 million at December 2, 2007.

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair values of these swaps totaled $0.3 million as of March 2, 2007 and were recorded as a component of other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instrument would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at March 2, 2008, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.3 million dollar impact on our annual interest expense.

  Commodity Price Risks

        The costs of our steel innerspring, polyurethane foam, polyester and polyethylene component parts are impacted by the extreme volatility in the price of steel and petroleum. We expect the cost of the components to remain elevated above their recent historical averages and particularly for steel and polyurethane foam, expect prices to increase significantly above current price levels. Domestic supplies of these raw materials are being limited by supplier consolidation and the exporting of these raw materials outside of the U.S. due to the weakening dollar. In the first quarter of fiscal 2008, we entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. We do not engage in commodity hedging programs.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Effective March 12, 2008, David J. McIlquham resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Concurrent with this date, Lawrence J. Rogers was appointed interim Chief Executive Officer and Paul Norris was appointed Non-Executive Chairman of the Board of Directors. The full transition and performance of our internal controls as they relate to our Chief Executive Officer have been completed with no impact to the effectiveness of the design and operation of our disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors

        Subsequent to the quarter ended March 2, 2008, David J. McIlquham resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Lawrence J. Rogers was appointed interim Chief Executive Officer and Paul Norris was appointed Non-Executive Chairman of the Board of Directors. While Mr. McIlquham had substantial industry experience, we do not believe that his departure will have a material adverse effect on our business. Mr. Rogers has served in numerous capacities within our operations, since 1979 most recently as President of Sealy North America.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows our repurchases of the Company's common stock during the first quarter of fiscal 2008.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
December 3, 2007– December 30, 2007	—		—	$83,746,985
December 31, 2007– January 27, 2008	—		—	83,746,985
January 28, 2008–March 2, 2008	200,729	$11.80	—	83,746,985

Total	200,729		—

(1)
These amounts include common stock surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company's 1998 and 2004 Stock Option Plans. For the quarter ended March 2, 2008, the following shares of Sealy Corporation common stock were surrendered by participants in the Plans and included in the total number of shares purchased: January 28–March 2, 2008—200,729 shares at an average price per share of $11.80; No shares were purchased from participants in the Plans during the periods December 3, 2007–December 30, 2007 and December 31, 2007–January 27, 2008.

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

SEALY CORPORATION
Signature	Title

/s/ LAWRENCE J. ROGERS Lawrence J. Rogers	Interim Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY C. ACKERMAN Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: April 8, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets March 2, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets (Continued) December 2, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended March 2, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations (Continued) Three Months Ended February 25, 2007 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended March 2, 2008 (in thousands)
SEALY CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES