Form 10-Q
period 2008-06-01
SEALY CORP
filed 2008-07-08
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 1, 2008
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

        The number of shares of the registrant's common stock outstanding as of June 27, 2008 is approximately: 91,020,819.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	June 1, 2008	May 27, 2007
Net sales	$375,375	$401,828
Cost of goods sold	227,002	229,310

Gross profit	148,373	172,518
Selling, general and administrative expenses	116,359	135,532
Amortization of intangibles	954	830
Royalty income, net of royalty expense	(4,276)	(4,411)

Income from operations	35,336	40,567
Interest expense	15,369	15,229
Other income, net	(81)	(134)

Income before income tax expense	20,048	25,472
Income tax expense	8,091	9,339

Net income	$11,957	$16,133

Earnings per common share—Basic	$0.13	$0.18

Earnings per common share—Diluted	$0.13	$0.17

Weighted average number of common shares outstanding:
Basic	90,999	91,467
Diluted	93,965	96,146

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	June 1, 2008	May 27, 2007
Net sales	$767,304	$814,395
Cost of goods sold	465,736	464,603

Gross profit	301,568	349,792
Selling, general and administrative expenses	233,103	262,445
Amortization of intangibles	1,869	1,613
Royalty income, net of royalty expense	(9,136)	(9,703)

Income from operations	75,732	95,437
Interest expense	30,745	31,134
Other income, net	(180)	(214)

Income before income tax expense	45,167	64,517
Income tax expense	16,996	23,750

Net income	$28,171	$40,767

Earnings per common share—Basic	$0.31	$0.45

Earnings per common share—Diluted	$0.30	$0.42

Weighted average number of common shares outstanding:
Basic	90,932	91,409
Diluted	94,758	96,683

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 1, 2008	December 2, 2007
ASSETS
Current assets:
Cash and cash equivalents	$44,247	$14,607
Accounts receivable, net of allowances for bad debts, cash discounts and returns	190,872	208,821
Inventories	74,558	73,682
Prepaid expenses and other current assets	24,194	26,497
Deferred income taxes	16,446	20,087

	350,317	343,694

Property, plant and equipment—at cost	464,854	442,306
Less accumulated depreciation	(214,776)	(198,434)

	250,078	243,872

Other assets:
Goodwill	397,522	395,460
Other intangibles, net of accumulated amortization	7,465	8,866
Deferred income taxes	6,812	—
Debt issuance costs, net, and other assets	31,928	33,187

	443,727	437,513

	$1,044,122	$1,025,079

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$33,908	$36,433
Accounts payable	159,366	135,352
Accrued incentives and advertising	25,978	47,754
Accrued compensation	25,115	32,422
Accrued interest	16,381	16,526
Other accrued expenses	48,568	53,398

	309,316	321,885

Long-term obligations, net of current portion	753,427	757,322
Other noncurrent liabilities	71,048	50,814
Deferred income taxes	7,549	8,295
Common stock and options subject to redemption	8,081	16,156
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2008 and 2007—200,000 Issued and outstanding: 2008—91,018; 2007—90,814 (including shares classified above as subject to redemption: 2008—277; 2007—401)	907	902
Additional paid-in capital	664,237	654,626
Accumulated deficit	(783,260)	(794,160)
Accumulated other comprehensive income	12,817	9,239

	(105,299)	(129,393)

	$1,044,122	$1,025,079

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at December 2, 2007		90,814	$902	$654,626	$(794,160)	$9,239	$(129,393)
Net income	28,171				28,171		28,171
Foreign currency translation adjustment	3,694					3,694	3,694
Adjustment to defined benefit plan liability, net of tax of $46	69					69	69
Change in fair value of cash flow hedge, net of tax of $43	(185)					(185)	(185)
Cumulative effect of a change in accounting principle—adoption of FIN 48					(10,460)		(10,460)
Share-based compensation:
Compensation associated with stock option grants				1,723			1,723
Directors' deferred stock compensation				(40)			(40)
Cash dividend					(6,811)		(6,811)
Exercise of stock options		204	4	(926)			(922)
Excess tax benefit on options exercised				781			781
Adjustment of temporary equity subject to redemption			1	8,073			8,074

Balance at June 1, 2008	$31,749	91,018	$907	$664,237	$(783,260)	$12,817	$(105,299)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 1, 2008	May 27, 2007
Cash flows from operating activities:
Net income	$28,171	$40,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,120	15,183
Deferred income taxes	2,741	220
Amortization of debt issuance costs and other	1,174	1,471
Share-based compensation	1,998	1,774
Excess tax benefits from share-based payment arrangements	(781)	(5,879)
Loss (gain) on sale of assets	311	(2,404)
Other, net	662	(940)
Changes in operating assets and liabilities:
Accounts receivable	21,471	(11,199)
Inventories	268	(4,221)
Prepaid expenses and other current assets	1,594	(3,979)
Other assets	2,852	—
Accounts payable	18,325	6,233
Accrued expenses	(34,513)	(14,356)
Other liabilities	1,387	(208)

Net cash provided by operating activities	62,780	22,462

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,866)	(22,404)
Proceeds from sale of property, plant and equipment	12	4,938

Net cash used in investing activities	(13,854)	(17,466)

Cash flows from financing activities:
Cash dividends	(6,811)	(13,724)
Proceeds from issuance of long-term obligations	1,748	—
Repayments of long-term obligations	(16,882)	(10,000)
Borrowings under revolving credit facilities	206,258	20,207
Repayments under revolving credit facilities	(203,085)	(25,517)
Repurchase of common stock	—	(5,376)
Exercise of employee stock options, including related excess tax benefits	803	5,900
Other	—	19

Net cash used in financing activities	(17,969)	(28,491)

Effect of exchange rate changes on cash	(1,317)	(403)

Change in cash and cash equivalents	29,640	(23,898)
Cash and cash equivalents:
Beginning of period	14,607	45,620

End of period	$44,247	$21,722

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

        On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of the Company's capital stock. Certain of the Company's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes") issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the 2014 Notes. At June 1, 2008, KKR controlled approximately 51% of the issued and outstanding common stock of the Company.

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

Note 2: Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of this interpretation effective December 3, 2007. As a result of the adoption of this interpretation, the Company recorded an increase of approximately $10.5 million to the liability for uncertain tax positions in the Condensed Consolidated Balance Sheets for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the December 3, 2007, balance of accumulated deficit. See Note 16.

        In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

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

        In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which amends and expands the disclosure

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

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

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Lives of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company will adopt this interpretation as of the beginning of fiscal 2010 and is still assessing the potential impact of adoption.

Note 3: Change in Estimate

        During the second quarter of fiscal 2008, the Company completed an analysis of its returns claims experience based on historical return trends for the Company's U.S. business, which is a component of the Americas segment, using newly available information as a result of a new and improved product return process that allows it to better track and match claims received to the sales for which those claims were initially recorded. This analysis was applied to both its warrantable and other product returns. The effect of this change in estimate for warranty claims was to reduce other accrued liabilities and cost of sales by approximately $4.5 million. The change in estimate for other product returns reduced other accounts receivable balances by approximately $3.7 million, with a corresponding increase in net sales. For both the three and six month period ended June 1, 2008, the change in estimate increased operating income by $8.2 million and net income by $5.1 million. This change in estimate also increased net income per basic and diluted share by $0.06 and $0.05, respectively for the three and six months ended June 1, 2008.

Note 4: Share-Based Compensation

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

        During the three and six months ended June 1, 2008, the Company granted new options to purchase 1,352,455 shares of common stock and recognized compensation expense associated with these grants of approximately $0.1 million. During the three and six months ended May 27, 2007, the Company granted new options to purchase 17,821 and 450,282 shares, respectively, of common stock, and recognized compensation expense associated with these grants of approximately $0.3 million and $0.5 million during the three and six months ended May 27, 2007, respectively. The options granted during the second quarter of fiscal 2008 and the second quarter of fiscal 2007 had a weighted average

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

grant-date fair value of $2.92 and 5.06, respectively, per option. The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

	Three Months Ended June 1, 2008	Three Months Ended May 27, 2007
Expected volatility	40%	30%
Expected dividend yield	0.00%–3.35%	1.76%–2.03%
Expected term (in years)	5.87–6.53	6.71–7.88
Risk-free rate	2.48%–3.03%	4.54%–4.72%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield was based on the Company's prior quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date for options granted prior to the suspension of the dividend in the second quarter of fiscal 2008. The expected dividend yield for options granted after the decision was made to suspend the dividend was assumed to be zero. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is based on an analysis of the early exercise behavior of employees.

        A summary of option activity under the 1998 Plan for the six months ended June 1, 2008, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding December 2, 2007	3,109,454	$1.44
Exercised	(246,028)	2.08

Outstanding June 1, 2008 (all fully vested and exercisable)	2,863,426	$1.39
Weighted average remaining contractual term	5.9 years
Aggregate intrinsic value at June 1, 2008 (in thousands)	$13,830

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        A summary of option activity under the 2004 Plan for the three months ended June 1, 2008, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding December 2, 2007	9,304,343	$8.06
Granted	1,352,455	8.91
Exercised	(162,154)	5.78
Forfeited	(2,181,930)	8.64

Outstanding June 1, 2008	8,312,714	$8.09
Weighted average remaining contractual term	6.6 years
Aggregate intrinsic value (in thousands)	$0
Exercisable at June 1, 2008	4,566,488
Weighted average remaining contractual term	6.4 years
Aggregate intrinsic value (in thousands)	$0

        As of June 1, 2008, the Company had approximately $5.1 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 3.0 years.

        During the three and six months ended June 1, 2008 and May 27, 2007, the Company recognized total non-cash compensation expense associated with stock options of $1.2 million and $1.7 million, respectively for fiscal 2008 and $0.7 million and $1.1 million, respectively, for fiscal 2007. The non-cash compensation expense recognized for the three and six months ended June 1, 2008 includes a charge of approximately $0.7 million related to a modification of awards given to our former President and Chief Executive Officer. This charge has been recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

        During the three and six months ended June 1, 2008 and May 27, 2007, the Company recognized expense of $0.2 million and $0.3 million, respectively for fiscal 2008 and $0.4 million and $0.5 million, respectively, for fiscal 2007, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company's common stock.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options, in some cases, occurs over the remainder of the requisite service period or, in other cases, the options will not vest. As of June 1, 2008, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the recognition of the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. The Company has not recognized compensation cost in the current period for options to purchase 674,532 shares of common stock that do not vest if the performance targets are not achieved.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 5: Inventories

        The major components of inventories were as follows (in thousands):

	June 1, 2008	December 2, 2007
Raw materials	$35,024	$30,327
Work in process	25,839	27,647
Finished goods	13,695	15,708

	$74,558	$73,682

Note 6: Warranty Costs

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

        As indicated in Note 3, during the second quarter of fiscal 2008, the Company completed an analysis of its warranty claims experience. The analysis was based on historical return trends using newly available information as a result of a new and improved product return process that allows the Company to better track and match claims received to the sales for which those claims were initially recorded. As a result of the analysis performed, the Company changed its estimate of its accrued warranty obligations. This resulted in a reduction of accrued warranty obligations and cost of sales of approximately $4.5 million. The change in the Company's accrued warranty obligations for each of the six months ended June 1, 2008 and May 27, 2007 and the year ended December 2, 2007 was as follows (in thousands):

	June 1, 2008	December 2, 2007	May 27, 2007
Accrued warranty obligations at beginning of period	$15,964	$15,349	$15,349
Warranty claims	(9,981)	(17,389)	(7,778)
Warranty provisions	13,623	18,004	6,415
Change in estimate	(4,484)	—	—

Accrued warranty obligations at end of period	$15,122	$15,964	$13,986

        Warranty claims for the year ended December 2, 2007 included approximately $14.0 million for claims associated with products sold prior to November 26, 2006 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $3.1 million,

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 6: Warranty Costs (Continued)

$6.2 million and $3.3 million for the six months ended June 1, 2008, the year ended December 2, 2007 and the six months ended May 27, 2007, respectively.

Note 7: Assets Held for Sale

        In March 2007, the Company sold a facility that had been classified as an asset held for sale. A pretax gain on sale of this facility of approximately $2.6 million was recorded in the second quarter of fiscal 2007 as a reduction of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 8: Assets Constructed on Behalf of the Company

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

Note 9: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the six months ended June 1, 2008 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of December 2, 2007	$366,943	$28,517	$395,460
Increase due to foreign currency translation	255	1,807	2,062

Balance as of June 1, 2008	$367,198	$30,324	$397,522

        Total other intangibles of $7.5 million (net of accumulated amortization of $14.1 million) as of June 1, 2008 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Long-Term Obligations

        Long-term obligations as of June 1, 2008 and December 2, 2007 consisted of the following:

	June 1, 2008	December 2, 2007
	(in thousands)
Senior revolving credit facility	$44,800	$41,600
Senior secured term loans	395,931	403,393
Senior subordinated notes	273,945	273,945
Financing obligations	42,773	41,674
Other	29,886	33,143

	787,335	793,755
Less current portion	(33,908)	(36,433)

	$753,427	$757,322

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At June 1, 2008, amounts outstanding under the senior revolving credit facility included $44.8 million under the U.S. portion of the facility. No amounts were outstanding under the Canadian portion at June 1, 2008. At June 1, 2008, the Company had approximately $64.3 million available under the revolving credit facility after taking into account letters of credit issued totaling $15.9 million.

        Annually, the Company may be required to make principal prepayments depending on certain financial ratios, as defined in its senior secured credit agreement. At June 1, 2008, the Company is unable to estimate the amount of such required payment, if any, that would be due following the first quarter of fiscal 2009 with respect to excess cash flow for the 2008 fiscal year. No prepayments based on these conditions have been made prior to June 1, 2008.

        At June 1, 2008, the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the senior subordinated notes. The senior credit agreements and the senior subordinated notes restrict the Company's ability to pay dividends.

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

        In June 2004, the Company entered into a swap agreement having the effect of converting $200 million of the floating-rate debt under the Company's senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through December 3, 2007. The Company formally designated this swap agreement as a cash flow hedge and expected the hedge to be highly effective in

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Hedging Strategy (Continued)

offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. For the three and six months ended May 27, 2007, $0.6 million and $1.2 million respectively, was recorded as a reduction of interest expense related to this swap agreement.

        On June 15, 2007, the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from charges in the benchmark interest rate. The Company will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. The fair value of this swap instrument was recorded in the consolidated balance sheets as a liability of $10.5 and $10.2 million at June 1, 2008 and December 2, 2007, respectively. Over the next 12 months, the Company expects to reclassify $4.7 million of deferred losses from accumulated other comprehensive income to interest expense as related interest payments that are being hedged are recognized.

        Additionally, the Company entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair value of these swaps was an insignificant amount as of June 1, 2008 and was recorded as a component of other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet. The Company has not formally documented these interest rate swaps as hedges. Therefore, the change in the fair value of these contracts for the three months ended June 1, 2008 of $0.3 million has been recorded as additional interest expense. For the six months ended June 1, 2008, an insignificant amount has been recorded as a reduction of interest expense.

        At June 1, 2008 and December 2, 2007, the fair value carrying amount of the instruments indicated above was recorded as follows:

	June 1, 2008	December 2, 2007
	(in thousands)
Accrued interest receivable	$—	$711
Other noncurrent assets	16	—
Accrued interest payable	(1,480)	—
Other current liabilities	(4,745)	(3,237)
Other liabilities	(5,726)	(7,006)

Total net liability	$(11,935)	$(9,532)

        At June 1, 2008 and December 2, 2007, accumulated other comprehensive income associated with interest rate swaps qualifying for hedge accounting treatment was $(6.5 million) and $(6.3 million), respectively, net of income tax effects.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Hedging Strategy (Continued)

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward contracts. The Company does not designate its foreign currency forward contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At June 1, 2008, the Company had an outstanding forward contract to sell a total of 6.0 million Canadian dollars with an expiration date of June 2, 2008. At June 1, 2008, the fair value of the Company's forward contract was a liability of an insignificant amount. At December 2, 2007, the Company did not have any foreign currency forward contracts outstanding. For the three and six months ended June 1, 2008, recognized foreign currency transaction gains (losses) were $(0.1 million) and $0.6 million, respectively, compared with losses of $1.5 million and $1.3 million for the three and six months ended May 27, 2007, respectively.

Note 12: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts discussed in Note 11 above. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note 2 above, the Company has only adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the condensed consolidated financial statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-b. The following table provides a summary of the fair value of assets and liabilities under FAS 157 (in thousands):

		Fair Value Measurements at June 1, 2008 Using
	June 1, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(11,968)	$—	$(11,968)	$—

Note 13: Other Income, Net

        Other income, net, includes interest income for the three and six months ended June 1, 2008 and May 27, 2007 of $0.1 million and $0.2 million, respectively for both fiscal 2008 and fiscal 2007.

Note 14: Conditional Asset Retirement Obligations

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Conditional Asset Retirement Obligations (Continued)

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

Note 15: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S., Canada and France for the three and six months ended June 1, 2008 and May 27, 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 1, 2008	May 27, 2007	June 1, 2008	May 27, 2007
	(in thousands)		(in thousands)
Service cost	$272	$177	$544	$324
Interest cost	339	245	679	452
Expected return on plan assets	(335)	(268)	(669)	(486)
Amortization of unrecognized gains and losses	39	38	79	68
Amortization of unrecognized transition asset	(22)	(22)	(44)	(44)
Amortization of unrecognized prior service cost	69	56	138	106

Net periodic pension cost*	$362	$226	$727	$420

Cash contributions	$501	$444	$945	$589

*
Net periodic pension cost recognized for the three and six months ended June 1, 2008 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2008. Similarly, net periodic pension cost for the three and six months ended May 27, 2007 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plans of approximately $1.2 million during the remainder of fiscal 2008. The plans were underfunded by $7.0 million and $7.4 million as of June 1, 2008 and December 2, 2007, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Income Taxes

        The Company's effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and six months ended June 1, 2008 was 40.4% and 37.6%, respectively compared to approximately 36.7% and 36.8%, respectively, for the three and six months ended May 27, 2007. The effective rate for the three and six months ended June 1, 2008 was higher than the rate for the three and six months ended May 27, 2007 primarily due to capital loss benefits recognized in fiscal 2007 and lower pre-tax income in fiscal 2008 compared to fiscal 2007.

        The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As a result of the adoption, the Company recognized a $10.5 million net increase to the liability for uncertain tax positions including interest and penalties of $0.7 million and $2.5 million, respectively. These increases were accounted for as a cumulative effect adjustment and recognized as an increase in the beginning accumulated deficit in the consolidated balance sheet (unaudited). Including the cumulative effect adjustment, the Company had approximately $25.9 million of total unrecognized tax benefits as of December 3, 2007. The statement of financial position as of June 1, 2008 includes accrued interest of $5.5 million and penalties of $4.0 million due to unrecognized tax benefits of which $4.3 million and $3.6 million were recorded in connection with the adoption. An additional $0.6 million interest and $0.2 million penalties were recorded in income tax expense in the three months ended June 1, 2008, and an additional $1.1 million interest and $0.3 million penalties were recorded in income tax expense in the six months ended June 1, 2008. As of December 3, 2007, $13.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. The remaining $12.0 million represents the correlative relief for state and international items, plus the valuation allowance applied to state net operating loss adjustments. The Company does not expect a significant decrease in unrecognized tax benefits within the next twelve months. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company has not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following June 1, 2008. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 17: Comprehensive Income

        Comprehensive income for the three and six months ended June 1, 2008 was $16.4 million and $31.7 million, respectively, and for the three and six months ended May 27, 2007, was $20.2 million and $43.9 million.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Commitments and Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet for $2.6 million ($3.3 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and the Company's liability, if any, cannot be reasonably estimated at this time, no amounts have been accrued related to this matter.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Commitments and Contingencies (Continued)

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

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. On March 12, 2008, David J. McIlquham resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. In accordance with his employment agreement and Company Policy, certain benefits are to be paid to Mr. McIlquham in connection with his resignation. Additionally, during the second quarter, the Company terminated other employees who were also entitled to severance benefits. In connection with Mr. McIlquham's resignation and the termination of the other employees, the Company recorded charges related to severance obligations due to these individuals. For the three and six months ended June 1, 2008 severance costs of $3.4 million and $4.3 million, respectively were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. These amounts are inclusive of the $0.7 million of compensation cost that was recognized in connection with a modification of the terms of Mr. McIlquham's stock options made in connection with his resignation (Note 4). Severance benefits of $2.4 million have been accrued as of June 1, 2008 and are included as a component of accrued liabilities within the accompanying Condensed Consolidated Balance Sheet as of June 1, 2008.

Note 19: Related Party Transactions

        During the three and six months ended June 1, 2008, the Company was billed for premiums of $0.1 million and $0.2 million, respectively for excess directors and officers liability insurance and excess liability insurance to KKR. As of June 1, 2008, $0.1 million of this amount was accrued as a component of other accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

Note 20: Segment Information

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Segment Information (Continued)

        Sales by geographic area are as follows:

	Three Months Ended		Six Months Ended
	June 1, 2008	May 27, 2007	June 1, 2008	May 27, 2007
Americas:
United States	$258,678	$303,172	$539,968	$619,879
Canada	44,892	40,552	89,259	80,998
Other International	26,701	23,610	54,142	47,019

Total Americas	330,271	367,334	683,369	747,896
Europe	45,104	34,494	83,935	66,499

Total	$375,375	$401,828	$767,304	$814,395

Total International	$116,697	$98,656	$227,336	$194,516

        Sales from Europe to the Americas for the three and six months ended June 1, 2008 and May 27, 2007 were $1.8 million and $3.7 million, respectively for fiscal 2008 and $4.2 million and $6.6 million, respectively, for fiscal 2007. Long lived assets (principally property, plant and equipment) outside the United States were $71.7 million and $68.6 million as of June 1, 2008 and December 2, 2007, respectively.

	Three Months Ended		Six Months Ended
	June 1, 2008	May 27, 2007	June 1, 2008	May 27, 2007
	(in thousands)		(in thousands)
Net sales to external customers:
Americas	$330,271	$367,334	$683,369	$747,896
Europe	45,104	34,494	83,935	66,499

	375,375	401,828	767,304	814,395

Capital expenditures:
Americas	4,032	9,234	12,578	21,004
Europe	772	257	1,288	1,400

	4,804	9,491	13,866	22,404

EBITDA:
Americas	42,800	46,936	89,492	108,976
Europe	1,403	1,538	3,423	2,255
Inter-segment eliminations	(43)	88	117	(397)

	44,160	48,562	93,032	110,834

Reconciliation of EBITDA to net income:
EBITDA from segments	44,160	48,562	93,032	110,834
Interest	15,369	15,229	30,745	31,134
Income taxes	8,091	9,339	16,996	23,750
Depreciation and amortization	8,743	7,861	17,120	15,183

Net Income	$11,957	$16,133	$28,171	$40,767

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Segment Information (Continued)

	June 1, 2008	December 2, 2007
	(in thousands)
Total assets:
Americas	$879,480	$902,986
Europe	133,567	122,630
Intersegment eliminations	31,075	(537)

	$1,044,122	$1,025,079

Note 21: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

	Three months ended		Six months ended
	June 1, 2008	May 27, 2007	June 1, 2008	May 27, 2007
	(in thousands)		(in thousands)
Numerator:
Net income available to common shareholders	$11,957	$16,133	$28,171	$40,767

Denominator:
Denominator for basic earnings per share—weighted average shares	90,999	91,467	90,932	91,409
Effect of dilutive securities:
Stock options	2,871	4,615	3,737	5,213
Other	95	64	89	61

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	93,965	96,146	94,758	96,683

Note 22: Restructuring Activities

        On January 4, 2008, management made the decision to cease manufacturing operations in Brazil and move to a distribution business model that is supplied by production from other Sealy manufacturing facilities. As a result, the Company incurred certain costs related to one time termination costs of employees at this facility of approximately $0.5 million for the three and six months ended June 1, 2008. As of June 1, 2008, $0.2 million was accrued within the accompanying condensed consolidated balance sheet as a component of accrued compensation.

Note 23: Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the 2014 Notes (the "Guarantor Subsidiaries"), and are 100% owned subsidiaries of the Issuer, have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 2014 Notes of the Issuer. Substantially all of the Issuer's operating income and cash

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of June 1, 2008 and December 2, 2007, Condensed Consolidating Statements of Operations for the three and six months ended June 1, 2008 and May 27, 2007, and Condensed Consolidating Statements of Cash Flows for the six months ended June 1, 2008 and May 27, 2007.

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

SEALY CORPORATION
Supplemental Condensed Consolidating Balance Sheets
June 1, 2008
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$91	$—	$1	$4,189	$39,966	$—	$44,247
Accounts receivable, net	—	—	6	107,968	82,898	—	190,872
Inventories	—	—	1,663	48,288	25,331	(724)	74,558
Prepaid expenses, deferred income taxes and other current assets	1,457	—	368	34,001	4,814	—	40,640

	1,548	—	2,038	194,446	153,009	(724)	350,317
Property, plant and equipment, at cost	—	—	9,578	350,973	104,303	—	464,854
Less accumulated depreciation	—	—	(4,306)	(171,288)	(39,182)	—	(214,776)

	—	—	5,272	179,685	65,121	—	250,078
Other assets:
Goodwill	—	—	24,741	304,773	68,008	—	397,522
Other intangibles, net	5,365	—	—	2,100	—	—	7,465
Net investment in subsidiaries	(130,334)	285,481	431,333	64,716	—	(651,196)	—
Due from (to) affiliates	34,630	(415,815)	536,522	(66,564)	(88,971)	198	—
Debt issuance costs, net and other assets	—	—	9,761	21,677	7,302	—	38,740

	(90,339)	(130,334)	1,002,357	326,702	(13,661)	(650,998)	443,727

Total assets	$(88,791)	$(130,334)	$1,009,667	$700,833	$204,469	$(651,722)	$1,044,122

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$15,000	$3,670	$15,238	$—	$33,908
Accounts payable	—	—	280	88,077	71,009	—	159,366
Accrued customer incentives and advertising	—	—	—	19,587	6,391	—	25,978
Accrued compensation	—	—	363	14,799	9,953	—	25,115
Accrued interest	47	—	1,077	14,876	381	—	16,381
Other accrued expenses	4,464	—	5,045	32,980	6,079	—	48,568

	4,511	—	21,765	173,989	109,051	—	309,316
Long-term obligations	—	—	699,676	42,334	11,417	—	753,427
Other noncurrent liabilities	3,456	—	5,726	49,137	12,729	—	71,048
Deferred income taxes	460	—	(2,981)	3,785	6,285	—	7,549
Common stock and options subject to redemption	8,081	—	—	—	—	—	8,081
Stockholders' equity (deficit)	(105,299)	(130,334)	285,481	431,588	64,987	(651,722)	(105,299)

Total liabilities and stockholders' equity (deficit)	$(88,791)	$(130,334)	$1,009,667	$700,833	$204,469	$(651,722)	$1,044,122

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

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Three Months Ended June 1, 2008
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$18,334	$248,087	$116,919	$(7,965)	$375,375
Cost and expenses:
Cost of goods sold	—	—	10,654	148,850	75,442	(7,944)	227,002
Selling, general and administrative	21	—	1,850	84,946	29,542	—	116,359
Amortization of intangibles	847	—	—	73	34	—	954
Royalty (income) expense, net	(1,170)	—	—	(4,276)	1,170	—	(4,276)

Income from operations	302	—	5,830	18,494	10,731	(21)	35,336
Interest expense	72	127	13,251	604	1,315	—	15,369
Other (income) expense, net	—	—	—	—	(81)	—	(81)
Loss (income) from equity investees	(11,835)	(11,906)	(9,351)	—	—	33,092	—
Loss (income) from non-guarantor equity investees	—	—	—	(5,483)	—	5,483	—
Capital charge and intercompany interest allocation	—	—	(12,273)	11,363	910	—	—

Income (loss) before income taxes	12,065	11,779	14,203	12,010	8,587	(38,596)	20,048
Income tax expense (benefit)	108	(56)	2,297	2,640	3,147	(45)	8,091

Net income (loss)	$11,957	$11,835	$11,906	$9,370	$5,440	$(38,551)	$11,957

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Three Months Ended May 27, 2007
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$19,687	$291,962	$100,687	$(10,508)	$401,828
Costs and expenses:
Cost of goods sold	—	—	11,299	163,988	64,367	(10,344)	229,310
Selling, general and administrative	57	—	1,875	107,084	26,516	—	135,532
Amortization of intangibles	728	—	—	71	31	—	830
Royalty (income) expense, net	(838)	—	—	(4,410)	837	—	(4,411)

Income from operations	53	—	6,513	25,229	8,936	(164)	40,567
Interest expense	91	153	14,252	158	575	—	15,229
Other income (expense), net	—	—	—	(45)	(89)	—	(134)
Loss (income) from equity investees	(16,155)	(16,252)	(12,725)	—	—	45,132	—
Loss (income) from nonguarantor equity investees	—	—	—	(4,618)	—	4,618	—
Capital charge and intercompany interest allocation	—	—	(13,301)	12,353	948	—	—

Income (loss) before income taxes	16,117	16,099	18,287	17,381	7,502	(49,914)	25,472
Income tax expense (benefit)	(16)	(56)	2,035	4,608	2,796	(28)	9,339

Net income (loss)	$16,133	$16,155	$16,252	$12,773	$4,706	$(49,886)	$16,133

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Six Months Ended June 1, 2008
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$36,464	$518,600	$227,609	$(15,369)	$767,304
Cost and expenses:
Cost of goods sold	—	—	21,636	313,229	146,357	(15,486)	465,736
Selling, general and administrative	(33)	—	3,591	171,685	57,860	—	233,103
Amortization of intangibles	1,647	—	—	145	77	—	1,869
Royalty (income) expense, net	(2,214)	—	—	(9,136)	2,214	—	(9,136)

Income from operations	600	—	11,237	42,677	21,101	117	75,732
Interest expense	149	270	27,314	1,055	1,957	—	30,745
Other (income) expense, net	—	—	—	—	(180)	—	(180)
Loss (income) from equity investees	(27,985)	(28,097)	(24,245)	—	—	80,327	—
Loss (income) from non-guarantor equity investees	—	—	—	(16,229)	—	16,229	—
Capital charge and intercompany interest allocation	—	—	(25,401)	22,738	2,663	—	—

Income (loss) before income taxes	28,436	27,827	33,569	35,113	16,661	(96,439)	45,167
Income tax expense (benefit)	265	(158)	5,472	10,868	549	—	16,996

Net income (loss)	$28,171	$27,985	$28,097	$24,245	$16,112	$(96,439)	$28,171

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Operations
Six Months Ended May 27, 2007
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$39,157	$598,481	$196,386	$(19,629)	$814,395
Costs and expenses:
Cost of goods sold	—	—	22,772	336,889	124,906	(19,964)	464,603
Selling, general and administrative	121	—	3,792	207,935	50,597	—	262,445
Amortization of intangibles	1,438	—	—	144	31	—	1,613
Royalty (income) expense, net	(1,962)	—	—	(9,319)	1,578	—	(9,703)

Income from operations	403	—	12,593	62,832	19,274	335	95,437
Interest expense	186	296	28,747	307	1,598	—	31,134
Other income, net	(8)	—	—	(46)	(160)	—	(214)
Loss (income) from equity investees	(40,625)	(40,811)	(34,057)	—	—	115,493	—
Loss (income) from non-guarantor equity investees	—	—	—	(10,314)	—	10,314	—
Capital charge and intercompany interest allocation	—	—	(26,880)	24,800	2,080	—	—

Income (loss) before income taxes	40,850	40,515	44,783	48,085	15,756	(125,472)	64,517
Income tax expense (benefit)	83	(110)	3,972	13,989	5,839	(23)	23,750

Net income (loss)	$40,767	$40,625	$40,811	$34,096	$9,917	$(125,449)	$40,767

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended June 1, 2008
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(2)	$—	$5,667	$10,625	$46,490	$—	$62,780

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(125)	(11,399)	(2,342)	—	(13,866)
Proceeds from the sale of property, plant, and equipment	—	—	—	5	7	—	12
Net activity in investment in and advances from (to) subsidiaries and affiliates	6,097	—	(1,280)	3,807	(8,624)	—	—

Net cash provided by (used in) investing activities	6,097	—	(1,405)	(7,587)	(10,959)	—	(13,854)
Cash flows from financing activities:
Dividend	(6,811)	—	—	—	—	—	(6,811)
Equity received upon exercise of stock including related excess tax benefits	803	—	—	—	—	—	803
Repurchase of common stock	—	—	—	—	—	—	—
Proceeds from issuance of long term obligations	—	—	—	—	1,748	—	1,748
Repayments of long-term obligations	—	—	(7,462)	(2,861)	(6,559)	—	(16,882)
Borrowings under revolving credit facilities	—	—	189,300	—	16,958	—	206,258
Repayments on revolving credit facilities	—	—	(186,100)	—	(16,985)	—	(203,085)
Other	—	—	—	—	—	—	—

Net cash used in financing activities	(6,008)	—	(4,262)	(2,861)	(4,838)	—	(17,969)

Effect of exchange rate changes on cash	—	—	—	—	(1,317)	—	(1,317)

Change in cash and cash equivalents	87	—	—	177	29,376	—	29,640
Cash and cash equivalents:
Beginning of period	4	—	1	4,012	10,590	—	14,607

End of period	$91	$—	$1	$4,189	$39,966	$—	$44,247

SEALY CORPORATION
Supplemental Condensed Consolidating Statements of Cash Flows
Six Months Ended May 27, 2007
(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$8,407	$2,547	$11,508	$—	$22,462

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(1,627)	(19,017)	(1,760)	—	(22,404)
Proceeds from the sale of property, plant, and equipment	—	—	—	4,913	25	—	4,938
Net activity in investment in and advances to (from) subsidiaries and affiliates	12,226	—	3,220	(10,864)	(4,582)	—	—

Net cash provided by (used in) investing activities	12,226	—	1,593	(24,968)	(6,317)	—	(17,466)

Cash flows from financing activities:
Dividend	(13,724)	—	—	—	—	—	(13,724)
Equity received upon exercise of stock including related excess tax benefits	5,900	—	—	—	—	—	5,900
Repurchase of common stock	(5,376)	—	—	—	—	—	(5,376)
Repayment of long-term obligations	—	—	(10,000)	—	—	—	(10,000)
Borrowings under revolving credit facilities	—	—	—	—	20,207	—	20,207
Repayments under revolving credit facilities	—	—	—	—	(25,517)	—	(25,517)
Other	50	—	—	(1,625)	1,594	—	19

Net cash provided by (used in) financing activities	(13,150)	—	(10,000)	(1,625)	(3,716)	—	(28,491)

Effect of exchange rate changes on cash	—	—	—	—	(403)	—	(403)

Change in cash and cash equivalents	(924)	—	—	(24,046)	1,072	—	(23,898)
Cash and cash equivalents:
Beginning of period	934	—	1	36,182	8,503	—	45,620

End of period	$10	$—	$1	$12,136	$9,575	$—	$21,722

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

        In January 2008, we unveiled an innovative new Sealy Posturepedic innerspring line which is designed to eliminate tossing and turning caused by pressure points. The line was designed in conjunction with orthopedic surgeons, and reviewed by the Orthopedic Advisory Board. These mattresses come in three series, Preferred, Reserve and Signature and range in retail price points from $599 to more than $1,000 per queen set. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to the new product lines.

        Our industry continues to be challenged by the unprecedented volatility in the price of steel and petroleum-based products, which affects the cost of our steel innerspring and box spring components, as well as our polyurethane, latex and polyethylene foams. During fiscal 2007 and into the first and second quarter of fiscal 2008, the cost of these components has increased significantly, and we expect these costs, particularly those related to steel and polyurethane foam, to increase significantly over the remainder of fiscal 2008.

        The expected volatility in the price of our steel and petroleum-based components and the current uncertainty in the credit and equity markets may impact the estimates used in evaluating goodwill and indefinite lived intangible assets for potential impairment. In light of these changes in market conditions, we will continue to monitor impairment indications across our reporting units.

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

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended June 1, 2008 and May 27, 2007, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	June 1, 2008		May 27, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$375,375	100.0%	$401,828	100.0%
Cost of goods sold	227,002	60.5	229,310	57.1

Gross profit	148,373	39.5	172,518	42.9
Selling, general and administrative expenses	116,359	31.0	135,532	33.7
Amortization of intangibles	954	0.3	830	0.2
Royalty income, net of royalty expense	(4,276)	(1.1)	(4,411)	(1.1)

Income from operations	35,336	9.3	40,567	10.1
Interest expense	15,369	4.1	15,229	3.8
Other income, net	(81)	—	(134)	—

Income before income taxes	20,048	5.2	25,472	6.3
Income tax expense	8,091	2.2	9,339	2.3

Net income	$11,957	3.0%	$16,133	4.0%

Effective tax rate	40.4%		36.7%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Three Months Ended:
	June 1, 2008	May 27, 2007
Americas:
United States	68.9%	75.4%
Canada	12.0	10.1
Other	7.1	5.9

Total Americas	88.0	91.4
Europe	12.0	8.6

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the Three Months Ended
	June 1, 2008		May 27, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$330,271	100.0%	$367,334	100.0%
Cost of goods sold	193,054	58.5	204,546	55.7

Gross profit	137,217	41.5	162,788	44.3
United States (US Dollars):
Net sales	258,678	100.0	303,172	100.0
Cost of goods sold	152,319	58.9	167,666	55.3

Gross profit	106,359	41.1	135,506	44.7
Total International (US Dollars):
Net sales	116,697	100.0	98,656	100.0
Cost of goods sold	74,683	64.0	61,644	62.5

Gross profit	42,014	36.0	37,012	37.5
Canada:
US Dollars:
Net sales	44,892	100.0	40,552	100.0
Cost of goods sold	25,119	56.0	23,432	57.8

Gross profit	19,773	44.0	17,120	42.2
Canadian Dollars:
Net sales	45,242	100.0	45,824	100.0
Cost of goods sold	25,308	55.9	26,485	57.8

Gross profit	19,934	44.1	19,339	42.2
Other Americas (US Dollars):
Net sales	26,701	100.0	23,610	100.0
Cost of goods sold	15,616	58.5	13,448	57.0

Gross profit	11,085	41.5	10,162	43.0
Europe:
US Dollars:
Net sales	45,104	100.0	34,494	100.0
Cost of goods sold	33,948	75.3	24,764	71.8

Gross profit	11,156	24.7	9,730	28.2
Euros:
Net sales	28,924	100.0	25,758	100.0
Cost of goods sold	21,770	75.3	18,488	71.8

Gross profit	$7,154	24.7%	$7,270	28.2%

  Quarter Ended June 1, 2008 compared with Quarter Ended May 27, 2007

        Net Sales.    Our consolidated net sales for the quarter ended June 1, 2008 were $375.4 million, a decrease of $26.5 million, or 6.6% from the quarter ended May 27, 2007. Total Americas net sales were $330.3 million for the second quarter of fiscal 2008, a decrease of 10.1% from the second quarter of fiscal 2007. This decrease was primarily related to our U.S. operations within the Americas segment. Total U.S. net sales were $258.7 million for the second quarter of fiscal 2008, a decrease of 14.7% from the second quarter of fiscal 2007. The U.S. net sales decrease of $44.5 million was attributable to a 16.1% decrease in wholesale unit volume partially offset by a 0.6% increase in wholesale average unit selling price. The decrease in unit volume is primarily attributable to an overall slowing of consumer spending. Our Sealy Posturepedic innerspring products performed better than our other innerspring products due to the positive reception of the new line that began shipping in the second quarter. Average unit selling price as compared to the second quarter of fiscal 2007 was favorably impacted by the price increases taken in December 2007 and the second quarter 2008 change in estimated reserve for non-warranty product returns which increased net sales $3.7 million. These increases were partially offset by increased subsidies and product mix changes. In Canada, sales gains of 10.7% in U.S. dollars translate to local currency sales decreases of 1.3%. Local currency sales performance in Canada was driven primarily by a 1.3% decrease in average unit selling price. Unit volume remained flat as compared with the second quarter of fiscal 2007. Elsewhere in the Americas, we experienced sales gains in our Mexico and Argentina markets. In our European segment, sales gains of 30.8% in U.S. dollars translate to local currency sales gains of 12.3%. Local currency sales gains in Europe were driven by a 17.2% increase in unit volume, partially offset by a 4.1% decrease in average unit selling price. Increased sales of OEM latex bed cores, which have lower prices, drove the unit growth and the decrease in average unit selling price. Local currency finished goods sales in Europe increased 4.5%.

        Gross Profit.    Our consolidated gross profit for the quarter was $148.4 million, a decrease of $24.1 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 3.4 percentage points to 39.5%. This was due to a decrease in gross profit margins in both of our segments. Total Americas gross profit for the quarter was $137.2 million, a decrease of $25.6 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 2.8 percentage points to 41.5%. This decrease was primarily due to a decrease in gross profit margins in our U.S. operations. U.S. gross profit decreased $29.1 million to $106.4 million, which, as a percentage of sales, represents a decrease of 3.6 percentage points to 41.1% of net sales. The decrease in percentage of net sales was driven primarily by inflation on core inputs such as steel and foam as well as increases in material costs per unit including an incremental $3.0 million in costs required for our products to be in compliance with the July 2007 federal flame retardant regulations. In addition, the domestic gross profit margin relative to the prior year was negatively impacted by a deleveraging of overhead expenses on lower volume. The U.S. gross profit was positively impacted by a change in accounting estimate related to warrantable and other product returns reserves which resulted in a reduction of cost of sales of approximately $4.5 million and an increase to sales of approximately $3.7 million. We also showed continued improvements in manufacturing efficiencies particularly factory labor and product scrap costs. The 2007 results include $2.5 million of refunds on lumber tariffs received from Canadian suppliers as well as $0.8 million more startup costs associated with the latex facility in Mountain Top, PA. The gross profit margin in Canada in local currency increased to 44.1% of net sales, an increase of 1.9 percentage points driven by favorable changes in currency exchange rates that allowed for the import of less expensive raw materials. In our European segment, the local currency gross profit margin decrease resulted from a shift in sales mix toward more latex bed cores to other manufacturers and an increase in material costs. We expect the economic environment in Europe to become more challenging, which may have a negative impact on sales and gross profit.

        Selling, General, Administrative.    Our consolidated selling, general, and administrative expense decreased $19.2 million to $116.4 million. As a percent of net sales this expense was 31.0% and 33.7%

for the quarters ended June 1, 2008 and May 27, 2007, respectively, a decrease of 2.7 percentage points. This decrease in both absolute dollars and as a percent of sales is primarily due to $14.9 million of cost reduction efforts and an $7.8 million reduction in volume driven variable expenses. Actions taken to reduce costs included a $4.3 million reduction in promotional expenses related to a more efficient launch of the new Sealy Posturepedic line of products in the U.S. as compared to the same prior year period, which included costs associated with the 2007 roll out of our Stearns & Foster products and Sealy Posturepedic Reserve collection. In addition, salary and fringe related costs decreased $4.1 million and spending on professional services and other discretionary items declined relative to the second quarter of fiscal 2007. Reduced sales drove a reduction in volume variable expenses of $7.8 million comprised of an $8.7 million decrease in cooperative advertising costs partially offset by a $2.0 million increase in delivery costs due primarily to higher diesel fuel costs, higher foreign currency valuations relative to the U.S. dollar and increased International unit volume. These decreases were partially offset by $3.4 million of severance costs associated with a reduction in personnel. The second quarter of fiscal 2007 included the gain on the sale of our Orlando facility of $2.6 million as well as $1.7 million of costs associated with an organizational realignment.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the three months ended June 1, 2008 remained flat as compared with the prior year period at $4.3 million.

        Interest Expense.    Our consolidated interest expense for the second quarter of fiscal 2008 remained flat at $15.4 million as compared with the prior year period at $15.2 million. Our net weighted average borrowing cost was 7.6% and 7.4% for the three months ended June 1, 2008 and May 27, 2007, respectively. Our borrowing cost increased because of higher interest rates on the unhedged variable rate component of our floating rate debt and an increase in the outstanding amount on our revolving credit facility. This increase was partially offset by the retirement of $68.1 million of our 2014 Notes late in fiscal 2007.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three months ended June 1, 2008 was 40.4% compared to 36.7% for the three months ended May 27, 2007. The effective rate for the fiscal 2008 period was higher than the fiscal 2007 period primarily due to capital loss benefits recognized in fiscal 2007 and lower pre-tax income in fiscal 2008 compared to fiscal 2007.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the six months ended June 1, 2008 and May 27, 2007, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the six months ended:
	June 1, 2008		May 27, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$767,304	100.0%	$814,395	100.0%
Cost of goods sold	465,736	60.7	464,603	57.0

Gross profit	301,568	39.3	349,792	43.0
Selling, general and administrative expenses	233,103	30.4	262,445	32.2
Amortization of intangibles	1,869	0.2	1,613	0.2
Royalty income, net of royalty expense	(9,136)	(1.2)	(9,703)	(1.2)

Income from operations	75,732	9.9	95,437	11.8
Interest expense	30,745	4.0	31,134	3.8
Debt extinguishment and refinancing	—	—	—	—
Other income, net	(180)	—	(214)	—

Income before income taxes	45,167	5.9	64,517	8.0
Income taxes	16,996	2.2	23,750	2.9

Net income	$28,171	3.7%	$40,767	5.1%

Effective tax rate	37.6%		36.8%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Six Months Ended:
	2008	2007
Americas:
United States	70.4%	76.1%
Canada	11.6	9.9
Other	7.1	5.8

Total Americas	89.1	91.8
Europe	10.9	8.2

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the six months ended:
	June 1, 2008		May 27, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$683,369	100.0%	$747,896	100.0%
Cost of goods sold	403,157	59.0	416,309	55.7

Gross profit	280,212	41.0	331,587	44.3
United States (US Dollars):
Net sales	539,968	100.0	619,879	100.0
Cost of goods sold	320,903	59.4	343,682	55.4

Gross profit	219,065	40.6	276,197	44.6
Total International (US Dollars):
Net sales	227,336	100.0	194,516	100.0
Cost of goods sold	144,833	63.7	120,921	62.2

Gross profit	82,503	36.3	73,595	37.8
Canada:
US Dollars:
Net sales	89,259	100.0	80,998	100.0
Cost of goods sold	50,456	56.5	46,473	57.4

Gross profit	38,803	43.5	34,525	42.6
Canadian Dollars:
Net sales	89,424	100.0	92,704	100.0
Cost of goods sold	50,539	56.5	53,175	57.4

Gross profit	38,885	43.5	39,529	42.6
Other Americas (US Dollars):
Net sales	54,142	100.0	47,019	100.0
Cost of goods sold	31,798	58.7	26,154	55.6

Gross profit	22,344	41.3	20,865	44.4
Europe:
US Dollars:
Net sales	83,935	100.0	66,499	100.0
Cost of goods sold	62,579	74.6	48,294	72.6

Gross profit	21,356	25.4	18,205	27.4
Euros:
Net sales	55,244	100.0	50,235	100.0
Cost of goods sold	41,163	74.5	36,484	72.6

Gross profit	$14,081	25.5%	$13,751	27.4%

  Six Months Ended June 1, 2008 compared with Six Months Ended May 27, 2007

        Net Sales.    Our consolidated net sales for the six months ended June 1, 2008 were $767.3 million, a decrease of $47.1 million, or 5.8% from the six months ended May 27, 2007. Total Americas net sales were $683.4 million for the first half of fiscal 2008, a decrease of 8.6% from the first half of fiscal 2007.

This decrease was primarily related to our U.S. operations within the Americas segment. Total U.S. net sales were $540.0 million for the first half of fiscal 2008, a decrease of 12.9% from the first half of fiscal 2007. The U.S. net sales decrease of $79.9 million was attributable to a 13.2% decrease in wholesale unit volume and a 0.4% decrease in wholesale average unit selling price. The decrease in unit volume is primarily attributable to an overall slowing of consumer spending. Our Sealy Posturepedic innerspring products performed better than our other innerspring products due to the positive reception of the new line that began shipping in the second quarter. The slight decline in average unit selling price was due in part to higher discounts on floor samples related to the launch of the Sealy Posturepedic product line and other subsidies partially offset by the impact of a price increase taken in December 2007. Average unit selling price was also favorably impacted by the $3.7 million favorable impact from the change in the estimated reserve for non-warranty product returns. In Canada, sales gains of 10.2% in U.S. dollars translate to local currency decreases of 3.5%. Local currency sales performance in Canada was driven by a 3.4% decrease in unit volume, while the average unit selling price remained flat with that of the first half of fiscal 2007. The decrease in unit volume is partially attributable to our Sealy brand promotional product sales. Elsewhere in the Americas, sales increased in the Mexico and Argentina markets. In our European segment, sales gains of 26.2% in U.S. dollars translate to local currency gains of 10.0%. Local currency gains in Europe were driven by a 28.4% increase in unit volume, partially offset by a 14.4% decrease in average unit selling price. Increased sales of OEM latex bed cores, which have lower prices, drove the unit growth and the decrease in average unit selling price. Local currency finished goods sales in Europe increased 1.2%.

        Gross Profit.    Our consolidated gross profit for the six months ended June 1, 2008 was $301.6 million, a decrease of $48.2 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 3.7 percentage points to 39.3%. This was due to a decrease in gross profit margins in both segments. Total Americas gross profit for the six months was $280.2 million, a decrease of $51.4 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 3.3 percentage points to 41.0%. This decrease was primarily due to a decrease in gross profit margin in our U.S. operations. U.S. gross profit decreased $57.1 million to $219.1 million, which, as a percentage of sales, represents a decrease of 4.0 percentage points to 40.6% of net sales. The decrease in percentage of net sales was driven primarily by higher inflation on core inputs such as steel and foam as well as increase in material costs per unit including an incremental $8.1 million in costs required for the our products to be in compliance with the July 2007 federal flame retardant regulations. In addition, the domestic profit margin relative to prior year was negatively impacted by a deleveraging of overhead expenses on lower volume. The U.S. gross profit was positively impacted by a change in accounting estimate related to our returns reserves which resulted in a reduction of cost of sales of approximately $4.5 million and an increase to sales of approximately $3.7 million. Also, U.S. gross profit was positively impacted by continued improvements in manufacturing efficiencies particularly factory labor and product scrap costs. The results of the first half of fiscal 2007 include $2.5 million of refunds on lumber tariffs received from Canadian suppliers as well as $1.3 million more startup costs associated with the latex facility in Mountain Top, PA. The gross profit margin in Canada in local currency was 43.5% as a percentage of net sales which represents an increase of 0.9 percentage points from the first half of fiscal 2007. In our European segment, the gross profit margin decrease resulted from a shift in sales mix toward more latex bed cores to other manufacturers and a shift in mix to lower margin accounts.

        Selling, General, Administrative.    Our consolidated selling, general, and administrative expense decreased $29.3 million to $233.1 million. As a percent of net sales this expense was 30.4% and 32.2% for the six months ended June 1, 2008 and May 27, 2007, respectively, a decrease of 1.8 percentage points. This decrease in both absolute dollars and as a percent of sales is primarily due to reductions in fixed costs and a $13.3 million reduction in volume driven variable expenses. Actions taken to reduce fixed costs included $7.4 million of reductions in compensation related expenses, $5.4 million less promotional expenses related to more efficient launches of new products in the U.S. as compared to the same prior year period. In addition, spending on professional services and other discretionary items declined relative to the first half of fiscal 2007. Reduced sales drove a reduction of $13.3 million in volume variable expenses comprised of a $17.5 million decrease in cooperative advertising costs partially offset by a $4.1 million increase in delivery costs due primarily to higher diesel fuel costs, higher foreign currency valuations relative to the US dollar and increased International unit volume. These decreases were partially offset by $4.3 million of severance costs associated with a reduction in personnel. The selling, general and administrative expense recorded in the first half of fiscal 2007 also reflected the gain on the sale of our Orlando facility of $2.6 million as well as $1.9 million of costs associated with an organizational realignment.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the six months ended June 1, 2008 decreased as compared with the prior year period by 5.8% to $9.1 million. The decrease in the royalty income is due to a decrease in international royalty revenue.

        Interest Expense.    Our consolidated interest expense for the first half of fiscal 2008 declined $0.4 million as compared with the prior year period to $30.7 million. Our net weighted average borrowing cost was 7.6% and 7.5% for the three months ended June 1, 2008 and May 27, 2007, respectively. Our borrowing cost increased because of higher interest rates on the unhedged variable rate component of our floating rate debt and in increase in the outstanding amount on our revolving credit facility. This was partially offset by the retirement of $68.1 million of our 2014 Notes late in fiscal 2007.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the six months ended June 1, 2008 was 37.6% compared to 36.8% for the six months ended May 27, 2007. The effective rate for the fiscal 2008 period was higher than the fiscal 2007 period primarily due to capital loss benefits recognized in fiscal 2007 and lower pre-tax income in fiscal 2008 compared to fiscal 2007.

        We adopted the provisions of FASB Interpretation No. 48 effective December 3, 2007. As a result of the adoption of FASB Interpretation No. 48, we recorded an increase of approximately $10.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 3, 2007, balance of the accumulated deficit. As of December 3, 2007, the gross amount of unrecognized tax benefits was approximately $25.9 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $13.9 million.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, interest payments on our outstanding senior subordinated notes, and dividend payments to shareholders. Capital expenditures totaled $13.9 million for the six months ended June 1, 2008. We expect total 2008 capital expenditures to be approximately $30 million to 33 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At June 1, 2008, we had approximately $64.3 million available under our revolving credit facility after taking into account letters of credit issued totaling $15.9 million. Our net weighted average borrowing cost was 7.6% and 7.5% for the six months ended June 1, 2008 and May 27, 2007, respectively.

  Debt

        We have incurred debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in 2010 and senior secured term loan facilities maturing in August 2011 and August 2012 with outstanding balances of $440.7 million at June 1, 2008 for the senior facilities. We also have an outstanding principal balance of $273.9 million at June 1, 2008 on the 2014 Notes.

        On August 25, 2006, we amended our senior secured credit agreement to provide for two senior secured term loans, one for $300 million maturing August 25, 2011 and one for $140 million maturing August 25, 2012. This amendment reduced the applicable interest rate margins charged on the senior secured term loans, provided certain financial leverage ratio tests are met, by 50 basis points on the $300 million loan and 25 basis points on the $140 million loan. In addition, this amendment provides us with greater flexibility for Sealy Mattress Company to make dividend payments to us, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment. Since August 25, 2006 we have repaid $33.9 million of the original $140 million outstanding on our term loan maturing August 25, 2012 and $10.2 million of the original $300 million outstanding on our term loan maturing August 25, 2011.

        Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of June 27, 2008, we had $64.7 million outstanding under the U.S. portion of our revolving credit facility and no amounts outstanding under the Canadian portion. After taking into account letters of credit issued totaling $15.9 million, we had approximately $44.4 million available under the revolving credit facility at June 27, 2008.

        Borrowings under our senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. At June 1, 2008, we are unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2009 with respect to excess cash flow for the 2008 fiscal year.

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

        Additionally, we entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the debt of our Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. We have not formally documented these interest rate swaps as hedges. Therefore, changes in the fair value of these interest rate swaps are recorded as a component of interest expense.

        The outstanding 2014 Notes consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the 2014 Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). During the third and fourth quarters of fiscal 2007, we retired $68.1 million aggregate principal amount of the 2014 Notes. At June 1, 2008, the outstanding balance of the 2014 Notes was $273.9 million.

        At June 1, 2008, we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our Company's stock. As of June 1, 2008, we had repurchased shares for $16.3 million under this program, none of which was repurchased during the first half of fiscal 2008. From June 2 through June 27, 2008, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following June 1, 2008. We will be required to make scheduled principal payments of $33.9 million during the next twelve months, with $15.0 million for our senior secured term loans, $1.9 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

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

  Dividend

        The Company announced on April 8, 2008 that its Board of Directors voted to suspend the Company's quarterly dividend. This decision is intended to increase the Company's financial flexibility and will enable it to better allocate its capital in order to enhance shareholder returns over time. We do not currently expect a dividend will be declared during the fiscal third quarter.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Six Months Ended:
	June 1, 2008	May 27, 2007
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$62,780	$22,462
Investing activities	(13,854)	(17,466)
Financing activities	(17,969)	(28,491)
Effect of exchange rate changes on cash	(1,317)	(403)

Change in cash and cash equivalents	29,640	(23,898)
Cash and cash equivalents:
Beginning of period	14,607	45,620

End of period	$44,247	$21,722

  Six Months Ended June 1, 2008 Compared With Six Months Ended May 27, 2007

        Cash Flows from Operating Activities.    Our cash flow from operations increased $40.3 million to $62.8 million net cash provided for the six months ended June 1, 2008, compared to a $22.5 million net cash provided for the six months ended May 27, 2007. This increase is primarily the result of improved collection of customer accounts receivable balances and the timing of various vendor payments. These increases have been partially offset by a reduction in net income during the first half of fiscal 2008.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities decreased approximately $3.6 million to $13.9 million net use of cash for the six months ended June 1, 2008, compared to the six months ended May 27, 2007 due to $8.5 million of lower capital expenditures for the first six months of fiscal 2008 as compared to the same fiscal period in the prior year. The decrease in our capital expenditures was primarily due to the inclusion of expenditures related to the construction of our facility in Mountain Top, PA in the six months ended May 27, 2007. Also, impacting this change were the cash proceeds from the sale of our Orlando facility in the second quarter of fiscal 2007.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the six months ended June 1, 2008 was $18.0 million compared with $28.5 million for the six months ended May 27, 2007. The decrease in cash used for financing activities has been driven by the suspension of our quarterly dividend in the second quarter of fiscal 2008 and no repurchases of common stock during the first half of fiscal 2008 versus $5.4 million used to repurchase stock in the first half of fiscal 2007. These decreases have been offset by increased repayments of long-term obligations, primarily for our international subsidiaries.

  Income Taxes

        Effective December 3, 2007, we adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), as described in Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1, included herein. Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company has no indication that such audits will result in assessment and payment of taxes related to these positions during the one year period following June 1, 2008. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended June 1, 2008:

	Three Months Ended:	Six Months Ended:
	June 1, 2008	June 1, 2008
	(in thousands)	(in thousands)
Net income	$11,957	$28,171
Interest expense	15,369	30,745
Income taxes	8,091	16,996
Depreciation and amortization	8,743	17,120

EBITDA	44,160	93,032
Unusual and nonrecurring losses:
Executive severance	2,731	3,672
Non-cash compensation	1,365	1,975
Other (various) (a)	1,572	3,056

Adjusted EBITDA	$49,828	$101,735

    (a)
    Consists of various immaterial adjustments

        The following table reconciles EBITDA to cash flow from operations:

Six Months Ended: June 1, 2008
(in thousands)
EBITDA	$93,032
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(30,745)
Income taxes	(16,996)
Non-cash charges against (credits to) net income	6,105
Changes in operating assets & liabilities	11,384

Cash flow from operations	$62,780

  Critical Accounting Policies

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Form 10-K for the fiscal year ended December 2, 2007, except as follows:

        Warranties and Product Returns—Our warranty policy provides a 10 year non-pro rated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a 20 year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, introduced in 2005, the last ten years of which are pro rated on a straight-line basis. In 2006, we introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated for part of the twenty years. In fiscal 2007, we amended our warranty policy on Sealy brand promotional bedding to three years for our new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on our financial results or position. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. We utilize warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Our accrued warranty liability totaled $15.1 million and $16.0 million as of June 1, 2008 and December 2, 2007, respectively.

        During the second quarter of fiscal 2008, we completed an analysis of our returns claims experience for the U.S. business within the Americas segment based on historical return trends using new information that is available which allows us to better track and match claims received to the sales for which those claims were initially recorded. This change in estimate resulted in a reduction of cost of sales of approximately $4.5 million for the three month period ended June 1, 2008 as well as a corresponding reduction in the accrued returns obligation. Our estimate involves an application of the lag time in days between the sale date and the date of its return applied to the current rate of returns.

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

  Forward Looking Statements

        "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.    When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements relate to future financial and operational results. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

  Contractual Obligations and Commercial Commitments

        We adopted FIN 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As of the date of the adoption, our reserve for uncertain tax positions (including penalties and interest) was $10.5 million. In the six months ended June 1, 2008, the liability for uncertain tax positions increased $3.0 million (including penalties and interest), partially offset by an adjustment to deferred taxes of $1.3 million. At June 1, 2008, the entire reserve for uncertain tax positions (including penalties and interest) was classified as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $1.4 million dollar impact on our financial position for the six months ended June 1, 2008. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward contracts. At June 1, 2008, the Company had an outstanding forward contract to sell a total of $6.0 million Canadian dollars with an expiration date of June 2, 2008. At June 1, 2008, the fair value of the Company's forward contracts was a liability of an insignificant amount. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

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

        On June 15, 2007 the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The fair value of this swap instrument was a liability of $10.5 million at June 1, 2008 and $10.2 million at December 2, 2007.

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair values of these swaps was an insignificant amount as of June 1, 2008 and were recorded as a component of other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instrument would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at June 1, 2008, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.3 million dollar impact on our annual interest expense.

  Commodity Price Risks

        The costs of our steel innerspring, polyurethane foam, polyester and polyethylene component parts are impacted by the unprecedented volatility in the price of steel and petroleum. We expect the cost of these components to remain elevated above their recent historical averages and, particularly for steel and polyurethane foam, expect prices to increase significantly above current price levels. Domestic supplies of these raw materials are being limited by supplier consolidation and the exporting of these raw materials outside of the U.S. due to the weakening dollar. In the first and second quarter of fiscal 2008, we entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. We do not engage in commodity hedging programs.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 18 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors

        We are dependent on the continued service of our senior management team. During the quarter ended June 1, 2008, David J. McIlquham resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Lawrence J. Rogers was appointed interim Chief Executive Officer and Paul Norris was appointed Non-Executive Chairman of the Board of Directors. While Mr. McIlquham had substantial industry experience, we do not believe that his departure will have a material adverse effect on our business. Mr. Rogers has served in numerous capacities within our operations since 1979, most recently as President of Sealy North America.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows our repurchases of the Company's common stock during the second quarter of fiscal 2008.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
March 3–March 30, 2008	—		—	$83,746,985
March 31–April 27, 2008	610	7.00	—	83,746,985
April 28–June 1, 2008	—		—	83,746,985

Total	610		—

(1)
These amounts include common stock surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company's 1998 and 2004 Stock Option Plans. For the quarter ended March 2, 2008, the following shares of Sealy Corporation common stock were surrendered by participants in the Plans and included in the total number of shares purchased: March 31–April 27, 2008—610 shares at an average price per share of $7.00; No shares were purchased from participants in the Plans during the periods March 3–March 30, 2008 and April 28–June 1, 2008.

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

  (a)
  The annual meeting of the shareholders of the Company was held on April 30, 2008.

  (b)
  Election of the directors is set forth in (c) below.

  (c)
  The shareholders elected all of the Company's nominees for directors and ratified the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending November 30, 2008.

  (1)
  Election of Directors

	Shares For	Shares Withheld
Brian F. Carroll	78,383,462	2,710,268
James W. Johnston	80,793,356	300,374
Gary E. Morin	80,796,820	296,910
Dean Nelson	77,293,358	3,800,372
Paul J. Norris	78,409,828	2,683,902
Richard W. Roedel	80,796,372	297,358
Scott M. Stuart	78,411,339	2,682,391
    (2)
    Ratification of Appointment of Independent Registered Public Accounting Firm

For	81,014,363
Against	71,286
Abstained	8,084

Item 5.    Other Information

  None

Item 6.    Exhibits

10.40	Employment Agreement dated April 17, 2008 by and between Sealy Corporation and Louis R. Bachicha.
31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
32	Certification pursuant to 18 U.S.C. Section 1350.

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

Date: July 8, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets June 1, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets December 2, 2007 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended June 1, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended May 27, 2007 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended June 1, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended May 27, 2007 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended June 1, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended May 27, 2007 (in thousands)
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