Form 10-Q
period 2008-08-31
SEALY CORP
filed 2008-10-07
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2008
or
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

        The number of shares of the registrant's common stock outstanding as of September 26, 2008 is approximately: 91,797,044.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31, 2008	August 26, 2007
Net sales	$404,963	$446,380
Cost of goods sold	240,843	266,492

Gross profit	164,120	179,888
Selling, general and administrative expenses	132,892	140,097
Amortization of intangibles	981	871
Restructuring expenses	2,448	—
Royalty income, net of royalty expense	(4,422)	(3,771)

Income from operations	32,221	42,691
Interest expense	14,379	15,936
Debt extinguishment and refinancing expenses	—	249
Other income, net	(117)	(70)

Income before income tax expense	17,959	26,576
Income tax expense	7,017	5,105

Net income	$10,942	$21,471

Earnings per common share—Basic	$0.12	$0.23

Earnings per common share—Diluted	$0.12	$0.22

Weighted average number of common shares outstanding:
Basic	91,269	91,465
Diluted	93,538	96,376

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	August 31, 2008	August 26, 2007
Net sales	$1,172,267	$1,260,775
Cost of goods sold	706,579	731,095

Gross profit	465,688	529,680
Selling, general and administrative expenses	365,536	402,542
Amortization of intangibles	2,850	2,484
Restructuring expenses	2,907	—
Royalty income, net of royalty expense	(13,558)	(13,474)

Income from operations	107,953	138,128
Interest expense	45,124	47,070
Debt extinguishment and refinancing expenses	—	249
Other income, net	(297)	(284)

Income before income tax expense	63,126	91,093
Income tax expense	24,013	28,855

Net income	$39,113	$62,238

Earnings per common share—Basic	$0.43	$0.68

Earnings per common share—Diluted	$0.42	$0.64

Weighted average number of common shares outstanding:
Basic	91,044	91,427
Diluted	94,066	96,586

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	August 31, 2008	December 2, 2007
ASSETS
Current assets:
Cash and cash equivalents	$30,699	$14,607
Accounts receivable, net of allowances for bad debts, cash discounts and returns	225,115	208,821
Inventories	73,059	73,682
Prepaid expenses and other current assets	26,977	26,497
Deferred income taxes	17,057	20,087

	372,907	343,694

Property, plant and equipment—at cost	462,890	442,306
Less accumulated depreciation	(219,754)	(198,434)

	243,136	243,872

Other assets:
Goodwill	393,507	395,460
Other intangibles, net of accumulated amortization	6,277	8,866
Deferred income taxes	3,909	—
Debt issuance costs, net, and other assets	31,400	33,187

	435,093	437,513

	$1,051,136	$1,025,079

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$37,937	$36,433
Accounts payable	160,654	135,352
Accrued incentives and advertising	39,861	47,754
Accrued compensation	26,160	32,422
Accrued interest	10,765	16,526
Other accrued expenses	48,124	53,398

	323,501	321,885

Long-term obligations, net of current portion	741,680	757,322
Other noncurrent liabilities	67,955	50,814
Deferred income taxes	6,990	8,295
Common stock and options subject to redemption	9,424	16,156
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2008 and 2007—200,000 Issued and outstanding: 2008—91,743; 2007—90,814 (including shares classified above as subject to redemption: 2008—308; 2007—401)	916	902
Additional paid-in capital	667,480	654,626
Accumulated deficit	(772,318)	(794,160)
Accumulated other comprehensive income	5,508	9,239

	(98,414)	(129,393)

	$1,051,136	$1,025,079

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at December 2, 2007		90,814	$902	$654,626	$(794,160)	$9,239	$(129,393)
Net income	$39,113				39,113		39,113
Foreign currency translation adjustment	(3,890)					(3,890)	(3,890)
Adjustment to defined benefit plan liability, net of tax of $156	234					234	234
Change in fair value of cash flow hedge, net of tax of $24	(75)					(75)	(75)
Cumulative effect of a change in accounting principle—adoption of FIN 48					(10,460)		(10,460)
Share-based compensation:
Compensation associated with stock option grants				2,276			2,276
Directors' deferred stock compensation				54			54
Current period expense from restricted stock awards				56			56
Cash dividend					(6,811)		(6,811)
Exercise of stock options		929	13	(927)			(914)
Excess tax benefit on options exercised				796			796
Reversal of retiree put liability				2,372			2,372
Adjustment of common stock and options subject to redemption			1	8,227			8,228

Balance at August 31, 2008	$35,382	91,743	$916	$667,480	$(772,318)	$5,508	$(98,414)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2008	August 26, 2007
Cash flows from operating activities:
Net income	$39,113	$62,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,763	23,064
Deferred income taxes	1,847	(332)
Impairment charges	873	—
Amortization of debt issuance costs and other	1,761	2,171
Share-based compensation	2,550	2,411
Excess tax benefits from share-based payment arrangements	(781)	(6,443)
Loss (gain) on sale of assets	348	(2,318)
Write-off of debt issuance costs related to debt extinguishments	—	709
Other, net	1,083	(1,003)
Changes in operating assets and liabilities:
Accounts receivable	(16,538)	(31,275)
Inventories	715	1,814
Prepaid expenses and other current assets	2,549	4,012
Other assets	3,049	—
Accounts payable	25,731	17,858
Accrued expenses	(26,824)	(19,655)
Other liabilities	3,539	199

Net cash provided by operating activities	64,778	53,450

Cash flows from investing activities:
Purchase of property, plant and equipment	(21,102)	(33,526)
Proceeds from sale of property, plant and equipment	34	4,998

Net cash used in investing activities	(21,068)	(28,528)

Cash flows from financing activities:
Cash dividends	(6,811)	(20,578)
Proceeds from issuance of long-term obligations	8,114	—
Repayments of long-term obligations	(23,821)	(37,540)
Borrowings under revolving credit facilities	277,658	116,596
Repayments under revolving credit facilities	(281,085)	(110,821)
Repurchase of common stock	—	(7,100)
Exercise of employee stock options, including related excess tax benefits	824	6,898
Other	—	(2,695)

Net cash used in financing activities	(25,121)	(55,240)

Effect of exchange rate changes on cash	(2,497)	(654)

Change in cash and cash equivalents	16,092	(30,972)
Cash and cash equivalents:
Beginning of period	14,607	45,620

End of period	$30,699	$14,648

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Basis of Presentation

        The interim Condensed Consolidated Financial Statements are unaudited, and certain related information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim Condensed Consolidated Financial Statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements for the year ended December 2, 2007 included within the Company's Annual Report on Form 10-K (File No. 001-08738).

        On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of the Company's capital stock. Certain of the Company's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes") issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the 2014 Notes. At August 31, 2008, KKR controlled approximately 51% of the issued and outstanding common stock of the Company.

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

FASB Staff Position No. FAS 157-b, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 3, 2007. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of FAS 157 are as follows: asset retirement obligations, reporting units measured at fair value in the first step of a goodwill impairment test under FAS 142, long-lived assets measured at fair value for an impairment assessment under FAS 144.

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

derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning in fiscal 2009. The adoption of this statement will increase the disclosures in the financial statements related to derivative instruments held by the Company.

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

        In June 2008, the FASB issued FASB Staff Position FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company will adopt this interpretation as of the beginning of fiscal 2010 and is still assessing the potential impact of adoption.

Note 3: Change in Estimate

        During the second quarter of fiscal 2008, the Company completed an analysis of its returns claims experience based on historical return trends for the Company's U.S. business, which is a component of the Americas segment, using newly available information as a result of a new and improved product return process that allows it to better track and match claims received to the sales for which those claims were initially recorded. This analysis was applied to both its warrantable and other product returns. The effect of this change in estimate for warranty claims was to reduce other accrued liabilities and cost of sales by approximately $4.5 million. The change in estimate for other product returns increased accounts receivable balances by approximately $3.7 million, with a corresponding increase in net sales. For the nine month period ended August 31, 2008, the change in estimate increased operating income by $8.2 million and net income by $5.1 million. This change in estimate also increased net income per basic and diluted share by $0.06 and $0.05, respectively for the nine months ended August 31, 2008.

Note 4: Share-Based Compensation

Stock Option Awards

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        During the three and nine months ended August 31, 2008, the Company granted new options to purchase 307,750 and 1,660,205 shares, respectively, of common stock and recognized compensation expense associated with these grants of approximately $0.1 million and $0.3 million during the three and nine months ended August 31, 2008. During the three and nine months ended August 26, 2007, the Company granted new options to purchase 28,332 and 478,614 shares, respectively, of common stock, and recognized compensation expense associated with these grants of approximately $0.6 million and $1.2 million during the three and nine months ended August 26, 2007, respectively. The options granted during the third quarter of fiscal 2008 and the third quarter of fiscal 2007 had a weighted average grant-date fair value of $3.09 and $5.37, respectively, per option. The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

	Three Months Ended August 31, 2008	Three Months Ended August 26, 2007
Expected volatility	40%	30%
Expected dividend yield	0.00%	1.76%–2.03%
Expected term (in years)	5.71–6.31	6.71–7.88
Risk-free rate	3.48%	4.54%–4.85%

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

        A summary of option activity under the 1998 Plan for the nine months ended August 31, 2008, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding December 2, 2007	3,109,454	$1.44
Exercised	(1,102,439)	1.31

Outstanding August 31, 2008 (all fully vested and exercisable)	2,007,015	$1.52
Weighted average remaining contractual term	5.6 years
Aggregate intrinsic value at August 31, 2008 (in thousands)	$10,373

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        A summary of option activity under the 2004 Plan for the nine months ended August 31, 2008, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding December 2, 2007	9,304,343	$8.06
Granted	1,660,205	8.53
Exercised	(162,154)	5.78
Forfeited	(2,223,688)	8.65

Outstanding August 31, 2008	8,578,706	$8.04
Weighted average remaining contractual term	6.4 years
Aggregate intrinsic value (in thousands)	$0
Exercisable at August 31, 2008	4,804,672
Weighted average remaining contractual term	6.2 years
Aggregate intrinsic value (in thousands)	$0

        As of August 31, 2008, the Company had approximately $5.5 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 5.1 years.

        During the three and nine months ended August 31, 2008 and August 26, 2007, the Company recognized total non-cash compensation expense associated with stock options of $0.6 million and $2.3 million, respectively for fiscal 2008 and $0.5 million and $1.6 million, respectively, for fiscal 2007. The non-cash compensation expense recognized for the nine months ended August 31, 2008 includes a charge of approximately $0.7 million related to a modification of awards given to our former President and Chief Executive Officer. This charge has been recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

        During the three and nine months ended August 31, 2008 and August 26, 2007, the Company recognized expense of $0.0 million and $0.2 million, respectively for fiscal 2008 and $0.1 million and $0.6 million, respectively, for fiscal 2007, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company's common stock. These rights to sell the vested shares have expired and the related liability has been reclassified to common stock and options subject to redemption and additional paid in capital within the accompanying Condensed Consolidated Balance Sheet as of August 31, 2008.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options, in some cases, occurs over the remainder of the requisite service period or, in other cases, the options will not vest. As of August 31, 2008, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the recognition of the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. The Company has not recognized compensation cost in the current period for options to purchase 674,532 shares of common stock that do not vest if the performance targets are not achieved.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

Restricted Share Awards

        During the third quarter of fiscal 2008 Board of Directors of the Company approved a grant to Mr. Rogers of 291,971 restricted shares of Company common stock. Two-thirds of such restricted shares will vest on the second anniversary of the grant date, and one-third of such restricted shares will vest on the third anniversary of the grant date. This grant is subject in its entirety to the Company's shareholders' approval of an amendment to the Company's current 2004 Stock Option Plan for Key Employees of Sealy Corporation and Its Subsidiaries, which amendment would, if adopted, permit the grant of restricted stock awards under such plan. The plan currently only permits the Company to grant stock options, stock appreciation rights, and dividend equivalent rights to employees of the Company and its subsidiaries. Given that the Board of Directors has approved the issuance of these shares and the related amendments to the plan documents and since shareholder approval is considered perfunctory, we treated these shares as having been granted for accounting purposes during the third quarter of fiscal 2008.

        The 291,971 restricted shares considered outstanding have a grant date fair value of $6.85 based on the closing price of the Company's common stock as of the grant date which represents fair value. Compensation expense recognized during the three and nine months ended August 31, 2008 related to these restricted shares was $0.1 million. As of August 31, 2008, the remaining unrecognized compensation cost related to restricted stock awards was $1.9 million which is expected to be recognized over the remaining vesting period of three years. As of August 31, 2008, none of the outstanding restricted stock awards have vested.

Note 5: Inventories

        The major components of inventories were as follows (in thousands):

	August 31, 2008	December 2, 2007
Raw materials	$31,822	$30,327
Work in process	29,041	27,647
Finished goods	12,196	15,708

	$73,059	$73,682

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 6: Warranty Costs (Continued)

        As indicated in Note 3, during the second quarter of fiscal 2008, the Company completed an analysis of its warranty claims experience. The analysis was based on historical return trends using newly available information as a result of a new and improved product return process that allows the Company to better track and match claims received to the sales for which those claims were initially recorded. As a result of the analysis performed, the Company changed its estimate of its accrued warranty obligations. This resulted in a reduction of accrued warranty obligations and cost of sales of approximately $4.5 million. The change in the Company's accrued warranty obligations for each of the nine months ended August 31, 2008 and August 26, 2007 and the year ended December 2, 2007 was as follows (in thousands):

	August 31, 2008	December 2, 2007	August 26, 2007
Accrued warranty obligations at beginning of period	$15,964	$15,349	$15,349
Warranty claims	(14,611)	(17,389)	(12,240)
Warranty provisions	18,147	18,004	12,237
Change in estimate	(4,484)	—	—

Accrued warranty obligations at end of period	$15,016	$15,964	$15,346

        Warranty claims for the year ended December 2, 2007 included approximately $14.0 million for claims associated with products sold prior to November 26, 2006 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $4.2 million, $6.2 million and $4.5 million for the nine months ended August 31, 2008, the year ended December 2, 2007 and the nine months ended August 26, 2007, respectively.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the nine months ended August 31, 2008 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of December 2, 2007	366,943	28,517	395,460
Increase (decrease) due to foreign currency translation	(2,033)	80	(1,953)

Balance as of August 31, 2008	$364,910	$28,597	$393,507

        Total other intangibles of $6.3 million (net of accumulated amortization of $14.2 million) as of August 31, 2008 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years.

Note 10: Long-Term Obligations

        Long-term obligations as of August 31, 2008 and December 2, 2007 consisted of the following:

	August 31, 2008	December 2, 2007
	(in thousands)
Senior revolving credit facility	$38,200	$41,600
Senior secured term loans	392,181	403,393
Senior subordinated notes	273,945	273,945
Financing obligations	42,615	41,674
Other	32,676	33,143

	779,617	793,755
Less current portion	(37,937)	(36,433)

	$741,680	$757,322

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At August 31, 2008, amounts outstanding under the senior revolving credit facility included $38.2 million under the U.S. portion of the facility. No amounts were outstanding under the Canadian portion at August 31, 2008. At August 31, 2008, the Company had approximately $70.9 million available under the revolving credit facility after taking into account letters of credit issued totaling $15.9 million.

        During the third quarter of fiscal 2007, the Company repurchased and retired $28.0 million aggregate principal amount of the 2014 Notes on the open market at prices ranging from 98.0% to 98.5% of par, plus accrued interest. In connection with these transactions, the Company recorded a gain on the retirement of $0.5 million offset by non-cash charges of $0.7 million resulting from the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Long-Term Obligations (Continued)

write-off of debt issuance costs associated with the retired debt. This net expense of $0.2 million was recorded in the debt extinguishment and refinancing expenses on the Condensed Consolidated Statements of Operations.

        Annually, the Company may be required to make principal prepayments depending on certain financial ratios, as defined in its senior secured credit agreement. At August 31, 2008, the Company is unable to estimate the amount of such required payment, if any, that would be due following the first quarter of fiscal 2009 with respect to excess cash flow for the 2008 fiscal year. No prepayments based on these conditions have been made prior to August 31, 2008. The senior credit agreements and the senior subordinated notes also restrict the Company's ability to pay dividends.

        At August 31, 2008, the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the senior subordinated notes. Given current economic conditions the Company may not remain in full compliance with its debt covenants over the next twelve months. Non-compliance with such covenants could prevent the Company from being able to access these facilities for liquidity purposes and could require the Company to immediately repay all amounts outstanding under these facilities. In the event of this occurrence, the Company intends to take such actions available to it in respect thereof as it determines to be appropriate at such time which may include refinancing all or a portion of the senior secured credit facilities under modified terms or amending the terms of such facilities. There can be no assurance that any such actions will be successful. Any such action, if successful, may also result in interest being payable by the Company at higher interest rates.

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

        In June 2004, the Company entered into a swap agreement having the effect of converting $200 million of the floating-rate debt under the Company's senior credit facilities to a fixed-rate basis, declining to $150 million from December 2005 through December 3, 2007. The Company formally designated this swap agreement as a cash flow hedge and expected the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. For the three and nine months ended August 26, 2007, $0.6 million and $1.8 million respectively, was recorded as a reduction of interest expense related to this swap agreement.

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

(unaudited)

Note 11: Hedging Strategy (Continued)

December 2009 through November 2010. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from charges in the benchmark interest rate. The Company will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. The fair value of this swap instrument was recorded in the Condensed Consolidated Balance Sheets as a liability of $10.3 and $10.2 million at August 31, 2008 and December 2, 2007, respectively. Over the next 12 months, the Company expects to reclassify $4.6 million of deferred losses from accumulated other comprehensive income to interest expense as related interest payments that are being hedged are recognized.

        Additionally, the Company entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair value of these swaps was an insignificant amount as of August 31, 2008 and was recorded as a component of other noncurrent assets in the accompanying Condensed Consolidated Balance Sheet. The Company has not formally documented these interest rate swaps as hedges. Therefore, the change in the fair value of these contracts for the three and nine months ended August 31, 2008 of an insignificant amount has been recorded as a reduction to interest expense.

        At August 31, 2008 and December 2, 2007, the fair value carrying amount of the instruments indicated above was recorded as follows:

	August 31, 2008	December 2, 2007
	(in thousands)
Accrued interest receivable	$—	$711
Other noncurrent assets	18	—
Accrued interest payable	(1,740)	—
Other current liabilities	(4,637)	(3,237)
Other liabilities	(5,657)	(7,006)

Total net liability	$(12,016)	$(9,532)

        At August 31, 2008 and December 2, 2007, accumulated other comprehensive income associated with interest rate swaps qualifying for hedge accounting treatment was $(6.4 million) and $(6.3 million), respectively, net of income tax effects.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company enters into foreign currency forward contracts. The Company does not designate its foreign currency forward contracts as hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At August 31, 2008 and December 2, 2007, the Company did not have any foreign currency forward contracts outstanding. For the three and nine months ended August 31, 2008, recognized foreign currency transaction (losses) gains were $(0.1 million) and $0.6 million, respectively, compared with gains (losses) of $0.3 million and $(1.0 million) for the three and nine months ended August 26, 2007, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 12: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts discussed in Note 11 above. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. As noted in Note 2 above, the Company has adopted only the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the Condensed Consolidated Financial Statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-b. The following table provides a summary of the fair value of assets and liabilities under FAS 157 (in thousands):

		Fair Value Measurements at August 31, 2008 Using
	August 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(12,016)	$—	$(12,016)	$—

Note 13: Other Income, Net

        Other income, net, includes interest income for the three and nine months ended August 31, 2008 and August 26, 2007 of $0.1 million and $0.3 million, respectively for fiscal 2008 and $0.1 million and $0.3 million, respectively for fiscal 2007.

Note 14: Conditional Asset Retirement Obligations

        Under the provisions of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), the Company recorded an additional $0.1 million in property, plant and equipment and other noncurrent liabilities in the first quarter of fiscal 2007. These amounts resulted from obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. An additional $0.3 million in property, plant and equipment and other noncurrent liabilities was recognized in the third quarter of fiscal 2008 related to new and amended facility leases which have similar requirements to those indicated above. Although the lease termination dates range from 2010 to 2027, the Company may be able to renegotiate such leases to extend the terms. Also, during the third quarter, the Company reversed the unused portion of the asset retirement obligation related to a leased facility that was exited. This resulted in the recognition of a reduction of $0.1 million to selling, general and administrative expenses for the three and nine months ended August 31, 2008.

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

Note 15: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S., Canada and France for the three and nine months ended August 31, 2008 and August 26, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 26, 2007	August 31, 2008	August 26, 2007
	(in thousands)		(in thousands)
Service cost	$272	$177	$816	$501
Interest cost	339	245	1,018	697
Expected return on plan assets	(335)	(268)	(1,004)	(754)
Curtailment loss	213	—	213	—
Amortization of unrecognized gains and losses	39	38	118	106
Amortization of unrecognized transition asset	(22)	(22)	(66)	(66)
Amortization of unrecognized prior service cost	69	56	208	162

Net periodic pension cost*	$575	$226	$1,303	$646

Cash contributions	$501	$698	$1,447	$1,287

*
Net periodic pension cost recognized for the three and nine months ended August 31, 2008 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2008. Similarly, net periodic pension cost for the three and nine months ended August 26, 2007 is based upon preliminary estimates. The curtailment loss included in the table above relates to the closure of our Clarion, Pennsylvania manufacturing facility. See Note 22.

        The Company expects to make additional cash contributions to the plans of approximately $0.7 million during the remainder of fiscal 2008. The plans were underfunded by $6.4 million and $7.4 million as of August 31, 2008 and December 2, 2007, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Income Taxes

        The Company's effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and nine months ended August 31, 2008 was 39.1% and 38.0%, respectively compared to approximately 19.2% and 31.7%, respectively, for the three and nine months ended August 26, 2007. The effective rate for the three and nine months ended August 31, 2008 was higher than the three and nine months ended August 26, 2007 primarily due to the recognition of capital loss benefits and a reduction in tax reserves due to expiring income tax statutes of limitations in fiscal 2007 and lower pre-tax income in fiscal 2008 compared to fiscal 2007.

        The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As a result of the adoption, the Company recognized a $10.5 million net increase to the liability for uncertain tax positions including interest and penalties of $0.7 million and $2.5 million, respectively. These increases were accounted for as a cumulative effect adjustment and recognized as an increase in the beginning accumulated deficit in the consolidated balance sheet (unaudited). Including the cumulative effect adjustment, the Company had approximately $25.9 million of total unrecognized tax benefits as of December 3, 2007. The Condensed Consolidated Balance Sheet as of August 31, 2008 includes accrued interest of $6.1 million and penalties of $4.0 million due to unrecognized tax benefits of which $4.3 million and $3.6 million were recorded in connection with the adoption. An additional $0.6 million interest and $0.1 million penalties were recorded in income tax expense in the three months ended August 31, 2008, and an additional $1.7 million interest and $0.4 million penalties were recorded in income tax expense in the nine months ended August 31, 2008. As of December 3, 2007, $13.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. The remaining $12.0 million represents the correlative relief for state and international items, plus the valuation allowance applied to state net operating loss adjustments. The Company expects the liability for uncertain tax positions to decrease by $5.8 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company has not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following August 31, 2008. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 17: Comprehensive Income

        Comprehensive income for the three and nine months ended August 31, 2008 was $3.6 million and $35.4 million, respectively, and for the three and nine months ended August 26, 2007, was $22.9 million and $66.8 million. The decrease in comprehensive income for the three and nine months ended August 31, 2008 as compared to the three and nine months ended August 26, 2007 has been primarily driven by the decrease in net income and the effects of the foreign currency translation adjustment.

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet as of August 31, 2008 for $2.7 million ($3.6 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. Because the natural resources damages claim is in an early stage and the Company's liability, if any, cannot be reasonably estimated at this time, no amounts have been accrued related to this matter.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company identified cadmium in the soil and ground water at the site and removed the cadmium contaminated soil and rock from the site during fiscal 2007. The Company has recorded a reserve of approximately $0.2 million at August 31, 2008 associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. On March 12, 2008, David J. McIlquham resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company. In accordance with his employment agreement and Company Policy, certain benefits are to be paid to Mr. McIlquham in connection with his resignation. Additionally, during the second quarter, the Company terminated other employees who were also entitled to severance benefits. In connection with Mr. McIlquham's resignation and the termination of the other employees, the Company recorded charges related to severance obligations due to these individuals. For the three months ended August 31, 2008, an insignificant adjustment to reduce estimated severance liabilities was recorded. For the nine months ended August 31, 2008 severance costs of $4.2 million, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. The expense for the nine months ended August 31, 2008 is inclusive of the $0.7 million of compensation cost that was recognized in connection with a modification of the terms of Mr. McIlquham's stock options made in connection with his resignation (Note 4). Severance benefits of $2.0 million have been accrued as of August 31, 2008. Of this amount, $1.0 million is included as a component of accrued liabilities and $1.0 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet as of August 31, 2008.

Note 19: Related Party Transactions

        During the nine months ended August 31, 2008, the Company was billed for premiums of $0.2 million for excess directors and officers liability insurance and excess liability insurance to KKR. During the three and nine months ended August 31, 2008, the Company incurred costs of $0.1 million for consulting services provided by Capstone Consulting LLC, a subsidiary of KKR. Additionally, during the three and nine months ended August 31, 2008, the Company was billed for $0.5 million of CEO search costs performed by KKR. As of August 31, 2008, the $0.1 million of consulting services and $0.5 million of CEO search costs were accrued as a component of other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

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

        Sales by geographic area are as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 26, 2007	August 31, 2008	August 26, 2007
Americas:
United States	$296,105	$335,084	$836,073	$954,963
Canada	49,438	51,031	138,697	132,028
Other International	27,688	24,433	81,830	71,453

Total Americas	373,231	410,548	1,056,600	1,158,444
Europe	31,732	35,832	115,667	102,331

Total	$404,963	$446,380	$1,172,267	$1,260,775

Total International	$108,858	$111,296	$336,194	$305,812

        Sales from Europe to the Americas for the three and nine months ended August 31, 2008 and August 26, 2007 were $0.0 million and $3.6 million, respectively for fiscal 2008 and $1.1 million and $7.6 million, respectively, for fiscal 2007. Long lived assets (principally property, plant and equipment)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Segment Information (Continued)

outside the United States were $69.5 million and $68.6 million as of August 31, 2008 and December 2, 2007, respectively.

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 26, 2007	August 31, 2008	August 26, 2007
	(in thousands)		(in thousands)
Net sales to external customers:
Americas	$373,231	$410,548	$1,056,600	$1,158,444
Europe	31,732	35,832	115,667	102,331

	404,963	446,380	1,172,267	1,260,775

Capital expenditures:
Americas	7,142	8,067	19,720	29,071
Europe	94	3,055	1,382	4,455

	7,236	11,122	21,102	33,526

EBITDA:
Americas	44,893	51,222	134,110	160,198
Europe	(3,775)	(495)	(352)	1,760
Inter-segment eliminations	(137)	(334)	254	(731)

	40,981	50,393	134,012	161,227

Reconciliation of EBITDA to net income:
EBITDA from segments	40,981	50,393	134,012	161,227
Interest	14,379	15,936	45,124	47,070
Income taxes	7,017	5,105	24,013	28,855
Depreciation and amortization	8,643	7,881	25,763	23,064

Net Income	$10,942	$21,471	$39,112	$62,238

	August 31, 2008	December 2, 2007
	(in thousands)
Total assets:
Americas	$934,519	$902,986
Europe	116,900	122,630
Intersegment eliminations	(283)	(537)

	$1,051,136	$1,025,079

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the quarter ended:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 26, 2007	August 31, 2008	August 26, 2007
	(in thousands)		(in thousands)
Numerator:
Net income available to common shareholders	$10,942	$21,471	$39,113	$62,238

Denominator:
Denominator for basic earnings per share—weighted average shares	91,269	91,465	91,044	91,427
Effect of dilutive securities:
Stock options	2,014	4,842	2,772	5,095
Restricted shares	148	—	154	—
Other	107	69	96	64

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	93,538	96,376	94,066	96,586

Note 22: Restructuring Activities

        For the three and nine months ended August 31, 2008, the Company recognized restructuring charges related to several initiatives, including facility closures and organizational changes. The pretax restructuring charges recognized by the Company during the three and nine months ended August 31, 2008 and August 26, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 26, 2007	August 31, 2008	August 26, 2007
	(in thousands)		(in thousands)
Americas Segment	$2,217	$—	$2,676	$—
Europe Segment	231	—	231	—

	$2,448	$—	$2,907	$—

        The following table summarizes the restructuring activity for the nine months ended August 31, 2008, and the related restructuring liabilities balance (included as a component of other accrued

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 22: Restructuring Activities (Continued)

liabilities within the accompanying Condensed Consolidated Balance Sheets) as of December 2, 2007 and August 31, 2008:

	Liabilities December 2, 2007	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities August 31, 2008	Cumulative Charges to Date
	(in thousands)
Severance and employee benefits	$—	$2,034	$(389)	$—	$1,645
Asset impairment charges	—	873	—	(873)	—
Other restructuring costs	—	—	—	—	—

Total	$—	$2,907	$(389)	$(873)	$1,645	$2,907

        In the first quarter, management made the decision to cease manufacturing operations in Brazil and move to a distribution business model that is supplied by production from other Sealy manufacturing facilities. As a result, the Company incurred charges of $0.5 million related to employee severance and related benefits. The Company may incur additional restructuring charges related to this activity. The plan is expected to be completed in the fourth quarter of fiscal 2008.

        In the third quarter, management elected to close its administrative offices near Milan, Italy and relocate these activities to its manufacturing facility in Silvano, Italy. This closure will result in the elimination of approximately 10 employees who elected not to relocate in the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring charge related to this action of $0.2 million during the quarter ended August 31, 2008, which was entirely related to employee severance and benefits. The Company expects to incur additional restructuring charges related to this activity of approximately $0.4 million to $0.6 million, principally in the form of relocation and other employee benefit costs, which is expected to be recorded in the fourth quarter of fiscal 2008, after which time the plan should be complete.

        In the third quarter, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. This facility is expected to be closed on October 17, 2008. This closure will result in the elimination of approximately 114 positions through the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring and impairment charge related to this action of $2.2 million during the quarter ended August 31, 2008, of which $1.3 million was related to employee severance and benefits and other exit costs, and $0.9 million which was non-cash in nature, related to fixed asset impairment charges. The Company expects to incur additional restructuring charges related to this activity of approximately $0.5 million to $0.7 million, principally in the form of equipment and employee relocation costs, which are expected to be recorded in the fourth quarter of fiscal 2008, after which time the plan should be complete.

        The accrued balance related to these restructuring activities as of August 31, 2008 is $1.6 million and is recorded as a component of other accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

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

        The following Supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of August 31, 2008 and December 2, 2007, Condensed Consolidating Statements of Operations for the three and nine months ended August 31, 2008 and August 26, 2007, and Condensed Consolidating Statements of Cash Flows for the nine months ended August 31, 2008 and August 26, 2007.

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

 SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

August 31, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$416	$—	$1	$2,272	$28,010	$—	$30,699
Accounts receivable, net	—	—	4	131,993	93,118	—	225,115
Inventories	—	—	1,753	46,638	25,201	(533)	73,059
Prepaid expenses, deferred income taxes and other current assets	1,456	—	368	34,280	7,930	—	44,034

	1,872	—	2,126	215,183	154,259	(533)	372,907
Property, plant and equipment, at cost	—	—	9,632	352,502	100,756	—	462,890
Less accumulated depreciation	—	—	(4,417)	(177,003)	(38,334)	—	(219,754)

	—	—	5,215	175,499	62,422	—	243,136
Other assets:
Goodwill	—	—	24,741	304,773	63,993	—	393,507
Other intangibles, net	4,250	—	—	2,027	—	—	6,277
Net investment in subsidiaries	(126,912)	288,967	431,621	57,446	—	(651,122)	—
Due from (to) affiliates	38,713	(415,879)	529,386	(59,777)	(92,613)	170	—
Debt issuance costs, net and other assets	—	—	9,174	19,961	6,174	—	35,309

	(83,949)	(126,912)	994,922	324,430	(22,446)	(650,952)	435,093

Total assets	$(82,077)	$(126,912)	$1,002,263	$715,112	$194,235	$(651,485)	$1,051,136

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$15,000	$3,354	$19,583	$—	$37,937
Accounts payable	—	—	426	99,193	61,035	—	160,654
Accrued customer incentives and advertising	—	—	—	29,423	10,438	—	39,861
Accrued compensation	—	—	346	16,813	9,001	—	26,160
Accrued interest	38	—	696	9,711	320	—	10,765
Other accrued expenses	4,238	—	4,759	32,541	6,586	—	48,124

	4,276	—	21,227	191,035	106,963	—	323,501
Long-term obligations	—	—	689,326	42,069	10,285	—	741,680
Other noncurrent liabilities	2,177	—	5,657	47,443	12,678	—	67,955
Deferred income taxes	460	—	(2,914)	2,703	6,741	—	6,990
Common stock and options subject to redemption	9,424	—	—	—	—	—	9,424
Stockholders' equity (deficit)	(98,414)	(126,912)	288,967	431,862	57,568	(651,485)	(98,414)

Total liabilities and stockholders' equity (deficit)	$(82,077)	$(126,912)	$1,002,263	$715,112	$194,235	$(651,485)	$1,051,136

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

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended August 31, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$19,415	$285,425	$107,266	$(7,143)	$404,963
Cost and expenses:
Cost of goods sold	—	—	11,424	166,106	70,647	(7,334)	240,843
Selling, general and administrative	106	—	1,912	102,474	28,400	—	132,892
Amortization of intangibles	844	—	—	72	65	—	981
Restructuring expenses	—	—	—	2,217	231	—	2,448
Royalty (income) expense, net	(1,168)	—	—	(4,419)	1,165	—	(4,422)

Income from operations	218	—	6,079	18,975	6,758	191	32,221
Interest expense	62	99	12,649	607	962	—	14,379
Other (income) expense, net	—	—	—	1	(118)	—	(117)
Loss (income) from equity investees	(10,838)	(10,902)	(7,814)	—	—	29,554	—
Loss (income) from non- guarantor equity investees	—	—	—	(2,339)	—	2,339	—
Capital charge and intercompany interest allocation	—	—	(11,792)	11,002	790	—	—

Income (loss) before income taxes	10,994	10,803	13,036	9,704	5,124	(31,702)	17,959
Income tax expense (benefit)	52	(35)	2,134	1,916	2,922	28	7,017

Net income (loss)	$10,942	$10,838	$10,902	$7,788	$2,202	$(31,730)	$10,942

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended August 26, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$20,928	$323,370	$109,594	$(7,512)	$446,380
Costs and expenses:
Cost of goods sold	—	—	12,382	191,884	70,048	(7,822)	266,492
Selling, general and administrative	73	—	1,985	109,490	28,549	—	140,097
Amortization of intangibles	740	—	—	72	59	—	871
Royalty (income) expense, net	(851)	—	—	(3,771)	851	—	(3,771)

Income from operations	38	—	6,561	25,695	10,087	310	42,691
Interest expense	86	171	14,284	511	884	—	15,936
Other income (expense), net	—	—	249	—	(70)	—	179
Loss (income) from equity investees	(21,507)	(21,600)	(18,715)	—	—	61,822	—
Loss (income) from nonguarantor equity investees	—	—	—	(4,738)	—	4,738	—
Capital charge and intercompany interest allocation	—	—	(13,358)	12,337	1,021	—	—

Income (loss) before income taxes	21,459	21,429	24,101	17,585	8,252	(66,250)	26,576
Income tax expense (benefit)	(12)	(78)	2,501	(1,142)	3,848	(12)	5,105

Net income (loss)	$21,471	$21,507	$21,600	$18,727	$4,404	$(66,238)	$21,471

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 31, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$55,879	$804,025	$334,875	$(22,512)	$1,172,267
Cost and expenses:
Cost of goods sold	—	—	33,060	479,335	217,004	(22,820)	706,579
Selling, general and administrative	73	—	5,503	274,159	85,801	—	365,536
Amortization of intangibles	2,491	—	—	217	142	—	2,850
Restructuring expenses	—	—	—	2,217	690	—	2,907
Royalty (income) expense, net	(3,382)	—	—	(13,555)	3,379	—	(13,558)

Income from operations	818	—	17,316	61,652	27,859	308	107,953
Interest expense	211	369	39,963	1,662	2,919	—	45,124
Other (income) expense, net	—	—	—	1	(298)	—	(297)
Loss (income) from equity investees	(38,823)	(38,999)	(32,059)	—	—	109,881	—
Loss (income) from non- guarantor equity investees	—	—	—	(18,568)	—	18,568	—
Capital charge and intercompany interest allocation	—	—	(37,193)	33,740	3,453	—	—

Income (loss) before income taxes	39,430	38,630	46,605	44,817	21,785	(128,141)	63,126
Income tax expense (benefit)	317	(193)	7,606	12,784	3,471	28	24,013

Net income (loss)	$39,113	$38,823	$38,999	$32,033	$18,314	$(128,169)	$39,113

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 26, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$60,085	$921,851	$305,980	$(27,141)	$1,260,775
Costs and expenses:
Cost of goods sold	—	—	35,154	528,773	194,954	(27,786)	731,095
Selling, general and administrative	194	—	5,777	317,425	79,146	—	402,542
Amortization of intangibles	2,178	—	—	216	90	—	2,484
Royalty (income) expense, net	(2,813)	—	—	(13,090)	2,429	—	(13,474)

Income from operations	441	—	19,154	88,527	29,361	645	138,128
Interest expense	272	467	43,031	818	2,482	—	47,070
Other income, net	(8)	—	249	(46)	(230)	—	(35)
Loss (income) from equity investees	(62,132)	(62,411)	(52,772)	—	—	177,315	—
Loss (income) from non-guarantor equity investees	—	—	—	(15,052)	—	15,052	—
Capital charge and intercompany interest allocation	—	—	(40,238)	37,137	3,101	—	—

Income (loss) before income taxes	62,309	61,944	68,884	65,670	24,008	(191,722)	91,093
Income tax expense (benefit)	71	(188)	6,473	12,847	9,687	(35)	28,855

Net income (loss)	$62,238	$62,132	$62,411	$52,823	$14,321	$(191,687)	$62,238

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Nine Months Ended August 31, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$8,956	$25,573	$30,249	$—	$64,778

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(136)	(16,685)	(4,281)	—	(21,102)
Proceeds from the sale of property, plant, and equipment	—	—	53	(38)	19	—	34
Net activity in investment in and advances from (to) subsidiaries and affiliates	6,399	—	5,739	(6,307)	(5,831)	—	—

Net cash provided by (used in) investing activities	6,399	—	5,656	(23,030)	(10,093)	—	(21,068)
Cash flows from financing activities:
Dividend	(6,811)	—	—	—	—	—	(6,811)
Equity received upon exercise of stock including related excess tax benefits	824	—	—	—	—	—	824
Repurchase of common stock	—	—	—	—	—	—	—
Proceeds from issuance of long term obligations	—	—	—	—	8,114	—	8,114
Repayments of long-term obligations	—	—	(11,212)	(4,283)	(8,326)	—	(23,821)
Borrowings under revolving credit facilities	—	—	260,700	—	16,958	—	277,658
Repayments on revolving credit facilities	—	—	(264,100)	—	(16,985)	—	(281,085)
Other	—	—	—	—	—	—	—

Net cash used in financing activities	(5,987)	—	(14,612)	(4,283)	(239)	—	(25,121)

Effect of exchange rate changes on cash	—	—	—	—	(2,497)	—	(2,497)

Change in cash and cash equivalents	412	—	—	(1,740)	17,420	—	16,092
Cash and cash equivalents:
Beginning of period	4	—	1	4,012	10,590	—	14,607

End of period	$416	$—	$1	$2,272	$28,010	$—	$30,699

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Nine Months Ended August 26, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$11,976	$17,737	$23,737	$—	$53,450

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(2,033)	(25,721)	(5,772)	—	(33,526)
Proceeds from the sale of property, plant, and equipment	—	—	—	4,932	66	—	4,998
Net activity in investment in and advances to (from) subsidiaries and affiliates	19,896	—	7,612	(23,366)	(4,142)	—	—

Net cash provided by (used in) investing activities	19,896	—	5,579	(44,155)	(9,848)	—	(28,528)

Cash flows from financing activities:
Dividend	(20,578)	—	—	—	—	—	(20,578)
Equity received upon exercise of stock including related excess tax benefits	6,898	—	—	—	—	—	6,898
Repurchase of common stock	(7,100)	—	—	—	—	—	(7,100)
Repayment of long-term obligations	—	—	(37,540)	—	—	—	(37,540)
Borrowings under revolving credit facilities	—	—	94,500	—	22,096	—	116,596
Repayments under revolving credit facilities	—	—	(74,500)	—	(36,321)	—	(110,821)
Other	50	—	(15)	(2,567)	(163)	—	(2,695)

Net cash provided by (used in) financing activities	(20,730)	—	(17,555)	(2,567)	(14,388)	—	(55,240)

Effect of exchange rate changes on cash	—	—	—	—	(654)	—	(654)

Change in cash and cash equivalents	(834)	—	—	(28,985)	(1,153)	—	(30,972)
Cash and cash equivalents:
Beginning of period	934	—	1	36,182	8,503	—	45,620

End of period	$100	$—	$1	$7,197	$7,350	$—	$14,648

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

        In the first quarter of fiscal 2007, we introduced a new line of Stearns & Foster branded mattresses and box springs that incorporates the features we determined were the most desired by the consumer during our research. We also introduced a new line of Posturepedic Reserve branded mattresses and box springs. These launches were essentially completed in the third quarter of fiscal 2007. In addition, we introduced new Sealy-branded products that are compliant with the new Federal flame retardant standards, 16 CFR Part 1633 passed by the U.S. Consumer Product Safety Commission, which became effective July 1, 2007.

        In January 2008, we unveiled an innovative new Sealy Posturepedic innerspring line which is designed to eliminate tossing and turning caused by pressure points. The line was designed in conjunction with orthopedic surgeons, and reviewed by the Orthopedic Advisory Board. These mattresses come in three series, Preferred, Reserve and Signature and range in retail price points from $599 to more than $1,000 per queen set. As with earlier major product launches, our sales and profitability growth was impacted during the period in which our customers completed the transition to the new product lines.

        In June 2008, we announced the introduction of the Sealy Posturepedic PurEmbrace mattress featuring the Company's proprietary SmartLatex. The line delivers unsurpassed pressure relief combined with the best of Sealy Posturepedic support to eliminate virtually all the uncomfortable pressure points that cause tossing and turning, making it the Company's most advanced sleep system ever. This new latex sleep system aligns with our corporate growth strategy which focuses in part on innovation within the specialty mattress category.

        Our industry continues to be challenged by the unprecedented volatility in the price of steel and petroleum-based products, which affects the cost of our steel innerspring and box spring components, as well as our polyurethane, latex and polyethylene foams. During fiscal 2007 and into the first three quarters of fiscal 2008, the cost of these components has increased significantly, and we expect these costs, particularly those related to steel and polyurethane and latex foams, to increase significantly over the remainder of fiscal 2008.

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

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended August 31, 2008 and August 26, 2007, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended
	August 31, 2008		August 26, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$404,963	100.0%	$446,380	100.0%
Cost of goods sold	240,843	59.5	266,492	59.7

Gross profit	164,120	40.5	179,888	40.3
Selling, general and administrative expenses	132,892	32.8	140,097	31.4
Amortization of intangibles	981	0.2	871	0.2
Restructuring expenses	2,448	0.6	—	—
Royalty income, net of royalty expense	(4,422)	(1.1)	(3,771)	(0.8)

Income from operations	32,221	8.0	42,691	9.5
Interest expense	14,379	3.6	15,936	3.6
Debt extinguishment and refinancing	—	—	249	0.1
Other income, net	(117)	—	(70)	—

Income before income taxes	17,959	4.4	26,576	5.8
Income tax expense	7,017	1.7	5,105	1.1

Net income	$10,942	2.7%	$21,471	4.7%

Effective tax rate	39.1%		19.2%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Three Months Ended:
	August 31, 2008	August 26, 2007
Americas:
United States	73.1%	75.1%
Canada	12.2	11.4
Other	6.9	5.5

Total Americas	92.2	92.0
Europe	7.8	8.0

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the three months ended
	August 31, 2008		August 26, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$373,231	100.0%	$410,548	100.0%
Cost of goods sold	214,593	57.5	239,653	58.4

Gross profit	158,638	42.5	170,895	41.6
United States (US Dollars):
Net sales	296,105	100.0	335,084	100.0
Cost of goods sold	169,223	57.1	196,173	58.5

Gross profit	126,882	42.9	138,911	41.5
Total International (US Dollars):
Net sales	108,858	100.0	111,296	100.0
Cost of goods sold	71,620	65.8	70,319	63.2

Gross profit	37,238	34.2	40,977	36.8
Canada:
US Dollars:
Net sales	49,438	100.0	51,031	100.0
Cost of goods sold	28,705	58.1	29,136	57.1

Gross profit	20,733	41.9	21,895	42.9
Canadian Dollars:
Net sales	50,525	100.0	54,121	100.0
Cost of goods sold	29,343	58.1	30,896	57.1

Gross profit	21,182	41.9	23,225	42.9
Other Americas (US Dollars):
Net sales	27,688	100.0	24,433	100.0
Cost of goods sold	16,665	60.2	14,344	58.7

Gross profit	11,023	39.8	10,089	41.3
Europe:
US Dollars:
Net sales	31,732	100.0	35,832	100.0
Cost of goods sold	26,250	82.7	26,839	74.9

Gross profit	5,482	17.3	8,993	25.1
Euros:
Net sales	20,407	100.0	26,323	100.0
Cost of goods sold	16,891	82.8	19,712	74.9

Gross profit	$3,516	17.2%	$6,611	25.1%

  Quarter Ended August 31, 2008 compared with Quarter Ended August 26, 2007

Net Sales.    Our consolidated net sales for the quarter ended August 31, 2008 were $405.0 million, a decrease of $41.4 million, or 9.3% from the quarter ended August 26, 2007. Total Americas net sales were $373.2 million for the third quarter of fiscal 2008, a decrease of 9.1% from the third quarter of fiscal 2007. This decrease was primarily related to our U.S. operations within the Americas segment. Total U.S. net sales were $296.1 million for the third quarter of fiscal 2008, a decrease of 11.6% from the third quarter of fiscal 2007. The U.S. net sales decrease of $39.0 million was attributable to a 15.5% decrease in wholesale unit volume partially offset by a 3.3% increase in wholesale average unit selling price. The decrease in unit volume was affected by weak retail demand. Sales of the Company's new Posturepedic and Smart Latex lines and Sealy branded products outperformed the rest of the U.S. portfolio. Average unit selling price as compared to the third quarter of fiscal 2007 was favorably impacted by the December 2007 and July 2008 price increases, an increased allocation of cooperative advertising costs to selling expenses and lower floor sample discounts due to accelerating the rollout of the new Posturepedic line into the second quarter. These increases were partially offset by the unfavorable impact of product mix on our other lines. In Canada, sales declines of 3.1% in U.S. dollars translate to local currency sales decreases of 6.6%. Local currency sales performance in Canada was driven primarily by a 6.8% decrease in unit volume. The sales results were negatively impacted by the slowing economy and the disruption caused by the relocation of our Toronto manufacturing facility. Elsewhere in the Americas, we experienced strong sales increases in our Mexico and Argentina markets. In our European segment, sales decreases of 11.5% in U.S. dollars translate to local currency sales decreases of 22.5%. Sales decreases in Europe were driven primarily by the deteriorating retail environment.

         Gross Profit.    Our consolidated gross profit for the quarter was $164.1 million, a decrease of $15.8 million from the comparable prior year period. As a percentage of net sales, gross profit increased 0.2 percentage points to 40.5%. This was due to an increase in gross profit margins in our Americas segment. Total Americas gross profit for the quarter was $158.6 million, a decrease of $12.3 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas increased 0.9 percentage points to 42.5%. This increase was primarily due to an increase in gross profit margins in our U.S. operations. U.S. gross profit decreased $12.0 million to $126.9 million, which, as a percentage of sales, represents an increase of 1.4 percentage points to 42.9% of net sales. The increase in percentage of net sales was driven primarily by the price increases discussed above. Also contributing to the increase were a favorable mix shift towards higher end products in the Company's new Posturepedic line, continued improvements in manufacturing efficiencies and lower sales discounts on floor samples versus the comparable period in the prior year due to an accelerated rollout of the new line. These factors have been partially offset by continued inflation on core inputs such as steel and foam, the continued deleveraging of overhead expenses on lower volume and $1.4 million in charges related to the exit of our air bed business. The gross profit margin in Canada in local currency decreased to 41.9% of net sales, a decrease of 1.0 percentage point driven by increased manufacturing expenses, partially attributed to the relocation of our Toronto manufacturing facility. In our European segment, local currency gross profit margin decreased 7.9 percentage points to 17.2% of net sales. This decrease resulted from inefficiencies related to lower sales volume. We expect the economic environment in Europe to become more challenging, which may have a negative impact on sales and gross profit.

         Selling, General, Administrative.    Our consolidated selling, general, and administrative expense decreased $7.2 million to $132.9 million. As a percent of net sales this expense was 32.8% and 31.4% for the quarters ended August 31, 2008 and August 26, 2007, respectively, an increase of 1.4 percentage points. The decrease in absolute dollars is primarily due to a $6.3 million reduction in volume driven variable expenses and cost reduction efforts. Actions taken to reduce costs included a $3.6 million reduction in promotional expenses related to a more efficient launch of the new Sealy Posturepedic line of products in the U.S. as compared to the same prior year period, which included costs associated with the 2007 roll out of our Stearns & Foster products and Sealy Posturepedic Reserve collection. In addition, salary and fringe related costs decreased $1.7 million and spending on professional services and other discretionary items declined relative to the third quarter of fiscal 2007. These reductions were partially offset by the expenses associated with our new Better 6 advertising campaign. Reduced sales drove a reduction in volume variable expenses of $6.3 million comprised primarily of a $5.1 million decrease in cooperative advertising costs partially offset by a $2.0 million increase in bad debt expense due to a higher level of customer bankruptcies as compared to the third quarter of the prior year. The third quarter of fiscal 2007 included $0.7 million of additional costs associated with an organizational realignment.

         Restructuring and related costs.    We recognized pretax restructuring costs of $2.4 million during the three months ended August 31, 2008. No such costs were recognized during the three months ended August 26, 2007. These charges primarily relate to the following actions:

        In the third quarter, management elected to close its administrative offices near Milan, Italy and relocate these activities to its manufacturing facility in Silvano, Italy. This closure will result in the elimination of approximately 10 employees who elected not to relocate in the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring charge related to this action of $0.2 million during the quarter ended August 31, 2008, which was entirely related to employee severance and benefits. The Company expects to incur additional restructuring charges related to this activity of approximately $0.4 million to $0.6 million, principally in the form of relocation and other employee benefit costs, which is expected to be recorded in the fourth quarter of fiscal 2008, after which time the plan should be complete.

        In the third quarter, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. This facility is expected to be closed on October 17, 2008. This closure will result in the elimination of approximately 114 positions through the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring and impairment charge related to this action of $2.2 million during the quarter ended August 31, 2008, of which $1.3 million was related to employee severance and benefits and other exit costs, and $0.9 million which was non-cash in nature, related to fixed asset impairment charges. The Company expects to incur additional restructuring charges related to this activity of approximately $0.5 million to $0.7 million, principally in the form of equipment and employee relocation costs, which is expected to be recorded in the fourth quarter of fiscal 2008, after which time the plan should be complete.

         Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the three months ended August 31, 2008 increased by $0.7 million as compared with the prior year period to $4.4 million. This increase was driven by an increase in international royalty revenue.

         Interest Expense.    Our consolidated interest expense for the third quarter of fiscal 2008 was $14.4 million as compared with the prior year period at $15.9 million. The decrease in interest expense of approximately $1.6 million is primarily due to the retirement of $68.1 million of our 2014 Notes in late fiscal 2007. Our net weighted average borrowing cost was 7.2% and 7.8% for the three months ended August 31, 2008 and August 26, 2007, respectively. Our borrowing cost decreased because of lower interest rates on the unhedged variable rate component of our floating rate debt partially offset by an increase in the outstanding amount on our revolving credit facility.

         Debt Extinguishment and Refinancing Expenses.    During the three months ended August 26, 2007, we incurred $0.2 million of debt extinguishment costs consisting of $0.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $28 million of our 2014 Notes.

         Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three months ended August 31, 2008 was 39.1% compared to 19.2% for the three months ended August 26, 2007. The effective rate for the fiscal 2008 period was higher than the fiscal 2007 period primarily due to the recognition of capital loss benefits and a reduction in tax reserves due to expiring income tax statutes of limitations in fiscal 2007 and lower pre-tax income in fiscal 2008 compared to fiscal 2007.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the nine months ended August 31, 2008 and August 26, 2007, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the nine months ended:
	August 31, 2008		August 26, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$1,172,267	100.0%	$1,260,775	100.0%
Cost of goods sold	706,579	60.3	731,095	58.0

Gross profit	465,688	39.7	529,680	42.0
Selling, general and administrative expenses	365,536	31.2	402,544	31.9
Amortization of intangibles	2,850	0.2	2,484	0.2
Restructuring expenses	2,907	0.2	—	—
Royalty income, net of royalty expense	(13,558)	(1.2)	(13,474)	(1.1)

Income from operations	107,953	9.3	138,126	11.0
Interest expense	45,124	3.8	47,070	3.7
Debt extinguishment and refinancing	—	—	249	—
Other income, net	(297)	—	(284)	—

Income before income taxes	63,126	5.5	91,091	7.3
Income taxes	24,013	2.0	28,855	2.3

Net income	$39,113	3.5%	$62,236	5.0%

Effective tax rate	38.0%		31.7%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Nine Months Ended:
	2008	2007
Americas:
United States	71.3%	75.7%
Canada	11.8	10.5
Other	7.0	5.7

Total Americas	90.1	91.9
Europe	9.9	8.1

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the nine months ended:
	August 31, 2008		August 26, 2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$1,056,600	100.0%	$1,158,444	100.0%
Cost of goods sold	617,750	58.5	655,929	56.6

Gross profit	438,850	41.5	502,515	43.4
United States (US Dollars):
Net sales	836,073	100.0	954,963	100.0
Cost of goods sold	490,127	58.6	539,855	56.5

Gross profit	345,946	41.4	415,108	43.5
Total International (US Dollars):
Net sales	336,194	100.0	305,812	100.0
Cost of goods sold	216,452	64.4	191,240	62.5

Gross profit	119,742	35.6	114,572	37.5
Canada:
US Dollars:
Net sales	138,697	100.0	132,028	100.0
Cost of goods sold	79,161	57.1	75,610	57.3

Gross profit	59,536	42.9	56,418	42.7
Canadian Dollars:
Net sales	139,949	100.0	146,824	100.0
Cost of goods sold	79,882	57.1	84,070	57.3

Gross profit	60,067	42.9	62,754	42.7
Other Americas (US Dollars):
Net sales	81,830	100.0	71,453	100.0
Cost of goods sold	48,462	59.2	40,464	56.6

Gross profit	33,368	40.8	30,989	43.4
Europe:
US Dollars:
Net sales	115,667	100.0	102,331	100.0
Cost of goods sold	88,829	76.8	75,166	73.5

Gross profit	26,838	23.2	27,165	26.5
Euros:
Net sales	75,643	100.0	76,558	100.0
Cost of goods sold	58,049	76.7	56,221	73.4

Gross profit	$17,594	23.3%	$20,337	26.6%

  Nine Months Ended August 31, 2008 compared with Nine Months Ended August 26, 2007

Net Sales.    Our consolidated net sales for the nine months ended August 31, 2008 were $1,172.3 million, a decrease of $88.5 million, or 7.0% from the nine months ended August 26, 2007.

Total Americas net sales were $1,056.6 million for the first three quarters of fiscal 2008, a decrease of 8.8% from the first three quarters of fiscal 2007. This decrease was primarily related to our U.S. operations within the Americas segment. Total U.S. net sales were $836.1 million for the first three quarters of fiscal 2008, a decrease of 12.4% from the first three quarters of fiscal 2007. The U.S. net sales decrease of $118.9 million was attributable to a 14.0% decrease in wholesale unit volume and a 0.9% increase in wholesale average unit selling price. The decrease in unit volume was affected by weak retail demand. The slight increase in average unit selling price was due in part to the price increases taken in December 2007 and July 2008. Average unit selling price was also favorably impacted by the $3.7 million favorable impact from the change in the estimated reserve for non-warranty product returns. Partially offsetting these favorable effects was the impact of increased floor sample discounts related to new product introductions. In Canada, sales increases of 5.1% in U.S. dollars translate to local currency decreases of 4.7%. Local currency sales performance in Canada was driven by a 4.7% decrease in unit volume. The decrease in unit volume is primarily attributable to declines in our Sealy brand promotional products. Elsewhere in the Americas, sales increased in the Mexico and Argentina markets. In our European segment, sales increases of 13.0% in U.S. dollars translate to local currency decreases of 1.2%. Decreased sales of OEM and finished goods sales in Europe reflect a softening economic environment.

         Gross Profit.    Our consolidated gross profit for the nine months ended August 31, 2008 was $465.7 million, a decrease of $64.0 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 2.3 percentage points to 39.7%. This was due to a decrease in gross profit margins in both segments. Total Americas gross profit for the nine months was $438.9 million, a decrease of $63.7 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 1.9 percentage points to 41.5%. This decrease was primarily due to a decrease in gross profit margin in our U.S. operations. U.S. gross profit decreased $69.2 million to $345.9 million, which, as a percentage of sales, represents a decrease of 2.1 percentage points to 41.4% of net sales. The decrease in percentage of net sales was driven primarily by higher inflation on core inputs such as steel and foam. In addition, the domestic profit margin relative to prior year was negatively impacted by a deleveraging of overhead expenses on lower volume. The U.S. gross profit was positively impacted by a change in accounting estimate related to our returns reserves recorded in the second quarter of fiscal 2008 which resulted in a reduction of cost of sales of approximately $4.5 million and an increase to sales of approximately $3.7 million. Also, U.S. gross profit was positively impacted by continued improvements in manufacturing efficiencies particularly factory labor and product scrap costs. The results of the first three quarters of fiscal 2007 include $2.5 million of refunds on lumber tariffs received from Canadian suppliers as well as $2.0 million more startup costs associated with the latex facility in Mountain Top, PA. The gross profit margin in Canada in local currency was 42.9% as a percentage of net sales which represents an increase of 0.2 percentage points from the first three quarters of fiscal 2007. In our European segment, the local currency gross profit margin decrease of 3.3 percentage points to 23.2% resulted from lower sales volume and an unfavorable shift in customer mix.

         Selling, General, Administrative.    Our consolidated selling, general, and administrative expense decreased $37.0 million to $365.5 million. As a percent of net sales this expense was 31.2% and 31.9% for the nine months ended August 31, 2008 and August 26, 2007, respectively, a decrease of 0.7 percentage points. This decrease in both absolute dollars and as a percent of sales is primarily due a $19.4 million reduction in volume driven variable expenses and reductions in fixed costs. Actions taken to reduce fixed costs included $9.5 million of reductions in compensation related expenses, $9.0 million less promotional expenses related to more efficient launches of new products in the U.S. as compared to the same prior year period. In addition, spending on professional services and other discretionary items declined relative to the first three quarters of fiscal 2007. Reduced sales drove a reduction of $19.4 million in volume variable expenses comprised of a $22.5 million decrease in cooperative advertising costs partially offset by a $4.5 million increase in delivery costs due primarily to higher diesel fuel costs, higher foreign currency valuations relative to the US dollar. These decreases were partially offset by $4.2 million of costs associated with a reduction in personnel and costs associated with a search for a new chief executive officer. The selling, general and administrative expense recorded in the first three quarters of fiscal 2007 also reflected the gain on the sale of our Orlando facility of $2.6 million as well as $3.3 million of costs associated with an organizational realignment.

         Restructuring and related costs.    We recognized pretax restructuring costs of $2.9 million during the nine months ended August 31, 2008. No such costs were recognized during the nine months ended August 26, 2007. These charges primarily relate to the following actions:

        In the first quarter, management made the decision to cease manufacturing operations in Brazil and move to a distribution business model that is supplied by production from other Sealy manufacturing facilities. As a result, the Company incurred charges of $0.5 million related to employee severance and related benefits. The Company may incur additional restructuring charges related to this activity. The plan is expected to be completed in the fourth quarter of fiscal 2008.

        In the third quarter, management elected to close its administrative offices near Milan, Italy and relocate these activities to its manufacturing facility in Silvano, Italy. This closure will result in the elimination of approximately 10 employees who elected not to relocate in the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring charge related to this action of $0.2 million during the quarter ended August 31, 2008, of which was entirely related to employee severance and benefits. The Company expects to incur additional restructuring charges related to this activity of approximately $0.4 million to $0.6 million, principally in the form of relocation and other employee benefit costs, which is expected to be recorded in the fourth quarter of fiscal 2008, after which time the plan should be complete.

        In the third quarter, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. This facility is expected to be closed on October 17, 2008. This closure will result in the elimination of approximately 114 employees through the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring and impairment charge related to this action of $2.2 million during the quarter ended August 31, 2008, of which $1.3 million was related to employee severance and benefits and other exit costs, and $0.9 million which was non-cash in nature, related to fixed asset impairment charges. The Company expects to incur additional restructuring charges related to this activity of approximately $0.5 million to $0.7 million, principally in the form of equipment and employee relocation costs, which is expected to be recorded in the fourth quarter of fiscal 2008, after which time the plan should be complete.

         Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the nine months ended August 31, 2008 has remained relatively flat as compared with the prior year period at $13.6 million.

         Debt Extinguishment and Refinancing Expenses.    During the three months ended August 26, 2007, we incurred $0.2 million of debt extinguishment costs consisting of $0.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $28 million of our 2014 Notes.

         Interest Expense.    Our consolidated interest expense for the first three quarters of fiscal 2008 declined $1.9 million as compared with the prior year period to $45.1 million. Our net weighted average borrowing cost was 7.5% and 7.6% for the nine months ended August 31, 2008 and August 26, 2007, respectively. Our borrowing cost decreased because of lower interest rates on the unhedged variable rate component of our floating rate debt offset partially by an increase in the outstanding amount on our revolving credit facility. The borrowing cost was also reduced because of the retirement of $68.1 million of our 2014 Notes late in fiscal 2007.

         Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the nine months ended August 31, 2008 was 38.0% compared to 31.7% for the nine months ended August 26, 2007. The effective rate for the fiscal 2008 period was higher than the fiscal 2007 period primarily due to the recognition of capital loss benefits and a reduction in tax reserves due to expiring income tax statutes of limitations in fiscal 2007 and lower pre-tax income in fiscal 2008 compared to fiscal 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $21.1 million for the nine months ended August 31, 2008. We expect total 2008 capital expenditures to be approximately $28 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At August 31, 2008, we had approximately $70.9 million available under our revolving credit facility after taking into account letters of credit issued totaling $15.9 million. Our net weighted average borrowing cost was 7.5% and 7.6% for the nine months ended August 31, 2008 and August 26, 2007, respectively.

        While we believe that we will have the necessary liquidity through our operating cash flow and revolving credit facility for the next several years to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future borrowings under the senior credit agreements in an amount sufficient to enable us to do so. For example, our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. Non-compliance with such ratios could prevent us from being able to access these facilities for liquidity purposes and could require us to immediately repay all amounts outstanding under such facilities. Given current economic conditions we may not remain in full compliance with these ratios over the next twelve months. In the event of this occurrence, we intend to take such actions available to us in respect thereof as we determine to be appropriate at such time, which may include refinancing all or a portion of our senior secured credit facilities under modified terms or amending the terms of such facilities, including the required ratios described above. There can be no assurance that any such actions will be successful. Any such action, if successful, may also result in interest being payable by us at higher interest rates.

  Debt

        We have incurred debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in 2010 and senior secured term loan facilities maturing in August 2011 and August 2012 with outstanding balances of $430.4 million at August 31, 2008 for the senior facilities. We also have an outstanding principal balance of $273.9 million at August 31, 2008 on the 2014 Notes.

        On August 25, 2006, we amended our senior secured credit agreement to provide for two senior secured term loans, one for $300 million maturing August 25, 2011 and one for $140 million maturing August 25, 2012. This amendment reduced the applicable interest rate margins charged on the senior secured term loans, provided certain financial leverage ratio tests are met, by 50 basis points on the $300 million loan and 25 basis points on the $140 million loan. In addition, this amendment provides us with greater flexibility for Sealy Mattress Company to make dividend payments to us, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment. Since August 25, 2006 we have repaid $33.9 million of the original $140 million outstanding on our term loan maturing August 25, 2012 and $13.9 million of the original $300 million outstanding on our term loan maturing August 25, 2011.

        Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of September 26, 2008, we had $68.2 million outstanding under the U.S. portion of our revolving credit facility and no amounts outstanding under the Canadian portion. These amounts include approximately $20.0 million borrowed above the required borrowings for September and are held as cash and short-term investments as of September 26, 2008. These borrowings were made in order to ensure the availability of the funds under our credit facility in light of the current economic conditions. After taking into account letters of credit issued totaling $15.9 million, we had approximately $40.9 million available under the revolving credit facility at September 26, 2008.

        Borrowings under our senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, if our leverage ratio is less than 4.00 to 1.00 reducing to 0% if our leverage ratio is less than 3.25 to 1.00. At August 31, 2008, we are unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2009 with respect to excess cash flow for the 2008 fiscal year.

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

        The outstanding 2014 Notes consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the 2014 Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). During the third and fourth quarters of fiscal 2007, we retired $68.1 million aggregate principal amount of the 2014 Notes. At August 31, 2008, the outstanding balance of the 2014 Notes was $273.9 million.

        At August 31, 2008, we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our Company's stock. As of August 31, 2008, we had repurchased shares for $16.3 million under this program, none of which was repurchased during the first three quarters of fiscal 2008. From September 1 through September 26, 2008, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $37.9 million during the next twelve months, with $15.0 million for our senior secured term loans, $1.8 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

  Dividend

        The Company announced on April 8, 2008 that its Board of Directors voted to suspend the Company's quarterly dividend. This decision is intended to increase the Company's financial flexibility and will enable it to better allocate its capital in order to enhance shareholder returns over time. We do not currently expect a dividend will be declared during the fiscal fourth quarter.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Nine Months Ended:
	August 31, 2008	August 26, 2007
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$64,778	$53,450
Investing activities	(21,068)	(28,528)
Financing activities	(25,121)	(55,240)
Effect of exchange rate changes on cash	(2,497)	(654)

Change in cash and cash equivalents	16,092	(30,972)
Cash and cash equivalents:
Beginning of period	14,607	45,620

End of period	$30,699	$14,648

  Nine Months Ended August 31, 2008 Compared With Nine Months Ended August 26, 2007

Cash Flows from Operating Activities.    Our cash flow from operations increased $11.3 million to $64.8 million net cash provided for the nine months ended August 31, 2008, compared to a $53.5 million net cash provided for the nine months ended August 26, 2007. This increase is primarily the result of a reduction in customer accounts receivable balances and the timing of various vendor payments. These increases have been partially offset by a reduction in net income during the first three quarters of fiscal 2008.

         Cash Flows from Investing Activities.    Our cash flows used in investing activities decreased approximately $7.5 million to $21.1 million net use of cash for the nine months ended August 31, 2008, compared to the nine months ended August 26, 2007 due to $12.4 million of lower capital expenditures for the first nine months of fiscal 2008 as compared to the same fiscal period in the prior year. The decrease in our capital expenditures was primarily due to the inclusion of expenditures related to the construction of our facility in Mountain Top, PA in the nine months ended August 26, 2007. Partially offsetting this change were the cash proceeds from the sale of our Orlando facility in the second quarter of fiscal 2007.

         Cash Flows from Financing Activities.    Our cash flow used in financing activities for the nine months ended August 31, 2008 was $25.1 million compared with $55.2 million for the nine months ended August 26, 2007. The decrease in cash used for financing activities has been driven by the suspension of our quarterly dividend in the second quarter of fiscal 2008 and no repurchases of common stock during the first three quarters of fiscal 2008 versus $7.1 million used to repurchase stock in the first three quarters of fiscal 2007. These decreases have been offset by increased repayments of long-term obligations, primarily for our international subsidiaries.

  Income Taxes

        Effective December 3, 2007, we adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), as described in Note 2 to the Condensed Consolidated Financial Statements, Part I, Item 1, included herein. Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company has no indication that such audits will result in assessment and payment of taxes related to these positions during the one year period following August 31, 2008. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Debt Covenants

        Our long-term obligations contain various financial tests and covenants. Our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing our senior subordinated notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. As of August 31, 2008 we are in compliance with all debt covenants. Non-compliance with such ratios could prevent us from being able to access these facilities for liquidity purposes and could require us to immediately repay all amounts outstanding under such facilities. Given current economic conditions we may not remain in full compliance with these ratios over the next twelve months. In the event of this occurrence, we intend to take such actions available to us in respect thereof as we determine to be appropriate at such time, which may include refinancing all or a portion of our senior secured credit facilities under modified terms or amending the terms of such facilities, including the required ratios described above. There can be no assurance that any such actions will be successful. Any such action, if successful, may also result in interest being payable by us at higher interest rates.

        The covenants contained in the Company's senior secured credit facilities are based on what is referred to herein as "Adjusted EBITDA". In the senior secured credit facilities, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such facilities. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants. The specific covenants and related definitions can be found in the applicable debt agreements, each of which we have previously filed with the Securities and Exchange Commission.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and nine months ended August 31, 2008:

	Three Months Ended: August 31, 2008	Nine Months Ended: August 31, 2008
	(in thousands)	(in thousands)
Net income	$10,942	$39,113
Interest expense	14,379	45,124
Income taxes	7,017	24,013
Depreciation and amortization	8,643	25,763

EBITDA	40,981	134,013
Unusual and nonrecurring losses:
Executive severance	66	3,271
Non-cash compensation	555	2,530
Restructuring related costs	2,189	2,894
Product line discontinuance	1,356	1,356
Other (various)(a)	1,641	3,744

Adjusted EBITDA	$46,788	$147,808

    (a)
    Consists of various immaterial adjustments

        The following table reconciles EBITDA to cash flow from operations:

Nine Months Ended: August 31, 2008
(in thousands)
EBITDA	$134,013
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(45,124)
Income taxes	(24,013)
Non-cash charges against (credits to) net income	7,681
Changes in operating assets & liabilities	(7,779)

Cash flow from operations	$64,778

  Critical Accounting Policies

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Form 10-K for the fiscal year ended December 2, 2007, except as follows:

         Warranties and Product Returns    Our warranty policy provides a 10 year non-pro rated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a 20 year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, introduced in 2005, the last ten years of which are pro rated on a straight-line basis. In 2006, we introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated for part of the twenty years. In fiscal 2007, we amended our warranty policy on Sealy brand promotional bedding to three years for our new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on our financial results or position. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. We utilize warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Our accrued warranty liability totaled $15.0 million and $16.0 million as of August 31, 2008 and December 2, 2007, respectively.

        During the second quarter of fiscal 2008, we completed an analysis of our returns claims experience for the U.S. business within the Americas segment based on historical return trends using new information that is available which allows us to better track and match claims received to the sales for which those claims were initially recorded. This change in estimate resulted in a reduction of cost of sales of approximately $4.5 million for the nine month period ended August 31, 2008 as well as a corresponding reduction in the accrued returns obligation. Our estimate involves an application of the lag time in days between the sale date and the date of its return applied to the current rate of returns.

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

  Contractual Obligations and Commercial Commitments

        We adopted FIN 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As of the date of the adoption, our reserve for uncertain tax positions (including penalties and interest) was $10.5 million. In the nine months ended August 31, 2008, the liability for uncertain tax positions increased $3.7 million (including penalties and interest), partially offset by an adjustment to deferred taxes of $1.5 million. At August 31, 2008, the entire reserve for uncertain tax positions (including penalties and interest) was classified as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.5 million dollar impact on our financial position for the nine months ended August 31, 2008. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward contracts. At August 31, 2008, the Company had no outstanding foreign currency forward contracts. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

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

        On June 15, 2007 the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The fair value of this swap instrument was a liability of $10.3 million at August 31, 2008 and $10.2 million at December 2, 2007.

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair values of these swaps was an insignificant amount as of August 31, 2008 and were recorded as a component of other noncurrent assets in the accompanying Condensed Consolidated Balance Sheets.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instrument would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at August 31, 2008, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.3 million dollar impact on our annual interest expense.

  Commodity Price Risks

        The costs of our steel innerspring, polyurethane foam, polyester and polyethylene component parts are impacted by the unprecedented volatility in the price of steel and petroleum. We expect the cost of these components to remain elevated above their recent historical averages and, particularly for steel and polyurethane foam, expect prices to increase significantly above current price levels. Domestic supplies of these raw materials are being limited by supplier consolidation and the exporting of these raw materials outside of the U.S. due to the weakening dollar. In the first three quarters of fiscal 2008, we entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. We do not engage in commodity hedging programs.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 18 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows our repurchases of the Company's common stock during the third quarter of fiscal 2008.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
June 2–June 29, 2008	—	$—	—	$83,746,985
June 30–July 27, 2008	39,235	6.48	—	83,746,985
July 28–August 31, 2008	95,432	6.97		83,746,985

Total	134,667		—

(1)
These amounts include common stock surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company's 1998 and 2004 Stock Option Plans. For the quarter ended August 31, 2008, the following shares of Sealy Corporation common stock were surrendered by participants in the Plans and are included in the total number of shares purchased: June 30–July 27, 2008—39,235 shares at an average price per share of $6.48; July 28–August 31, 2008—95,432 shares at an average price per share of $6.97; No shares were purchased during the period from June 2–June 29, 2008.

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

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

10.1	Amended Employment Agreement dated July 22, 2008 by and between Sealy Corporation and Lawrence J. Rogers.
10.2	Restricted Stock Award Agreement dated July 22, 2008 by and between Sealy Corporation and Lawrence J. Rogers.
31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
32	Certification pursuant to 18 U.S.C. Section 1350.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Sealy Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALY CORPORATION

Signature	Title
/s/ LAWRENCE J. ROGERS Lawrence J. Rogers	President and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY C. ACKERMAN Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: October 7, 2008

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets August 31, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets December 2, 2007 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 31, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 26, 2007 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 31, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 26, 2007 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 26, 2007 (in thousands)
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