Form 10-K
period 2008-11-30
SEALY CORP
filed 2009-01-15
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 1, 2008 was $276,118,725.

         The number of shares of the registrant's common stock outstanding as of January 2, 2009 is approximately: 91,806,885.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:

         Portions of the Registrant's proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

 PART I

Item 1.    Business

General

        Sealy Corporation (hereinafter referred to as the "Company", "Sealy", "we", "our", or "us"), a Delaware corporation organized in 1984, is the largest bedding manufacturer in the world. Based on Furniture/Today, a furniture industry publication, we are also the leading bedding manufacturer in the United States with a wholesale market share of approximately 20.9% in 2007, 1.34 times greater than that of our next largest competitor.

        We manufacture and market a complete line of bedding products, including mattresses and mattress foundations. Our conventional (innerspring) bedding products are manufactured and marketed in the Americas under our Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brand names. In addition, we manufacture and market specialty (non-innerspring) latex and visco-elastic bedding products under the PurEmbrace, TrueForm, SpringFree, Stearns & Foster, Reflexions, Carrington Chase, MirrorForm and Pirelli brand names, which we sell in the profitable specialty bedding category in the United States and internationally.

        We believe that our Sealy brand name has been the number one selling brand in the domestic bedding industry for over 25 years and our Stearns & Foster brand name is one of the leading brands devoted to the attractive luxury category in the industry. We believe that going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy), one of the leading luxury brands (Stearns & Foster), and differentiated specialty bedding offerings gives us a competitive advantage and strengthens our relationships with our customers by allowing us to offer sleep solutions to a broad group of consumers.

        We maintain an internet website at www.sealy.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and other reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission ("SEC").

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

Merger and Recapitalization

        On April 6, 2004, we completed a merger with an affiliate of Kohlberg Kravis Roberts & Co. L.P., which we refer to collectively as KKR, whereby KKR acquired approximately 92% of our capital stock. Certain of our stockholders prior to the merger, including affiliates of Bain Capital, LLC and others, which we refer to collectively as Rollover Stockholders, retained approximately an 8% interest in our stock. In connection with the merger, we recapitalized substantially all of our outstanding debt. At November 30, 2008, KKR controlled approximately 51% of our issued and outstanding common stock.

Our Segments

        We have two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on our organizational structure, which is organized around geographic areas. Both of our reportable segments manufacture and market conventional and specialty bedding products. The Americas segment operations are concentrated in the United States, Canada, Mexico, Argentina, Uruguay, Brazil, and Puerto Rico, with our dominant operations being in the United States. Europe operations are concentrated in western Europe. We derived approximately 9.9% of our fiscal 2008 net sales from our Europe segment, with the remainder of our net sales coming from the Americas segment. For more information regarding revenues, income and assets by reportable segment, see Note 19 to our Consolidated Financial Statements in Item 8.

Products

        We produce sleep sets across a range of technologies, including innerspring, latex foam and visco-elastic "memory foam", and sell them in diverse geographies in the Americas and Europe. While our strategy is to drive one-third of our sales growth through domestic specialty products, the majority of our products continue to be in the domestic innerspring market where we offer a complete line of innerspring bedding products in sizes ranging from twin to king size, selling at retail price points from under $300 to approximately $5,000 per queen set domestically. While we sell conventional products at all retail price points, we focus our product development and sales efforts toward mattress and box spring sets that sell at retail price points above $750 domestically. Though the higher priced market sectors have shown more of a downturn due to the slowdown of the global economy in 2008, we believe that the higher priced sectors of the market will return to their historical growth trends, offering faster growth and greater profitability in the long-term. For fiscal 2008, we derived approximately 64% of our total domestic sales from products with retail price points of $750 and above.

        Our product development efforts include regular introductions across our lines in order to maintain the competitiveness and the profitability of our products. In the first quarter of fiscal 2007, we introduced a new line of Stearns & Foster branded mattresses and box springs. We also introduced a new line of Posturepedic Reserve branded mattresses and box springs. These launches were essentially completed in the third quarter of fiscal 2007. In addition, we introduced new Sealy-branded products that are compliant with the Federal flame retardant standard, 16 CFR Part 1633 passed by the U.S. Consumer Product Safety Commission, which became effective July 1, 2007.

        In January 2008, we unveiled an innovative new Sealy Posturepedic innerspring line, which is designed to eliminate tossing and turning caused by pressure points. The line was designed in conjunction with orthopedic surgeons, and reviewed by an independent Orthopedic Advisory Board. These mattresses come in three series: Preferred, Reserve and Signature, and range in retail price points from $599 to more than $1,000 per queen set.

        In June 2008, we announced the introduction of the Sealy Posturepedic PurEmbrace mattress featuring the Company's proprietary SmartLatex. The line delivers unsurpassed pressure relief combined with the best of Sealy Posturepedic support to eliminate virtually all the uncomfortable pressure points that cause tossing and turning, making it the Company's most advanced sleep system ever. This new latex sleep system aligns with our corporate growth strategy, which focuses, in part, on innovation within the specialty mattress category. As with earlier major product launches, we expect our sales and profitability growth to be limited during the period in which our customers complete the transition to our new product lines.

        In the Americas and Europe, we also produce a variety of innovative latex foam, and visco-elastic "memory foam" bedding products for the specialty bedding category. The specialty bedding category has experienced substantial growth in recent years but has taken a downturn during fiscal 2008 along with other luxury priced bedding. These products are often sold with financing terms provided by retailers that have struggled recently to offer the same terms as those in the past. However, we believe that by successfully leveraging our strong premium brand positions, existing relationships with customers, marketing and distribution capabilities, product development capabilities and latex manufacturing technology, we have been able to gain market share in the specialty bedding category. We believe that the potential to increase market share continues to exist for future periods even with the slowdown of overall bedding sales. We believe this is especially true given our planned expansion of the distribution of our SmartLatex products to additional customers in fiscal 2009. Due to continued new specialty product introductions, we have experienced growth in the specialty bedding category from 2006 through 2008 at a combined rate of 42%. In our other international markets within the Americas, we also offer a wide range of products. In each market, we offer a full line of innerspring and specialty products under the Sealy and local brand names.

        In Europe, we produce, market and distribute latex products that are produced through a proprietary, continuous production process and sold to customers in the European retail market primarily under the Pirelli brand name. Additionally, Europe sells latex components to other mattress, furniture and automotive manufacturers worldwide. While our primary focus in Europe is on latex products, we also produce and sell innerspring products within the European retail market.

Customers

        Our five largest customers on a consolidated basis accounted for approximately 25.4% of our net sales for fiscal 2008 and no single customer, represented more than 10% of our net sales during fiscal 2008. In the U.S., we serve a large and well diversified base of approximately 3,300 customers, including furniture stores, specialty bedding stores, department stores and warehouse club stores. During 2008, the economic environment became more challenging and caused a higher occurrence of bankruptcies for mattress retailers. It has also caused many of the smaller mattress retailers to exit the market. We have remained focused on monitoring our customer relationships and working with our customers during these uncertain times. However, even with this uncertainty, we have been able to maintain a leading market share among the top 25 U.S. bedding retailers by wholesale dollars. We believe this is due, in part, to the strength of our customer relationships, our large and well trained sales force, effective marketing, leading brand names and a broad portfolio of quality product offerings.

        We believe our sales force is the largest and best trained in the U.S. bedding industry, as evidenced by our high market share among our major retail accounts, new account growth and strong customer retention rates. Our sales strategy supports strong retail relationships through the use of cooperative advertising programs, in-store product displays, sales associate training and a national advertising campaign to support our multiple brand platforms. A key component of our sales strategy is the leveraging of our portfolio of multiple leading brands across the full range of retail price points to capture and retain profitable long term customer relationships.

        In Europe, we sell finished mattresses to approximately 4,000 customers including furniture stores, specialty bedding stores and department stores. Additionally, Europe sells latex components to original equipment manufacturers (OEMs) in a variety of industries, though the primary focus is bedding or furniture applications. One customer comprises approximately 30.2% of total sales within Europe in fiscal 2008.

Sales and Marketing

        Our sales depend primarily on our ability to provide quality products with recognized brand names at competitive prices. Additionally, we work to build brand loyalty with our end-use consumers, principally through targeted in-country national advertising and cooperative advertising with our dealers, along with superior "point-of-sale" materials designed to emphasize the various features and benefits of our products that differentiate them from other brands.

        In 2008, we launched our first national advertising campaign in over a decade, "Get a Better Six", which was designed not only to deliver a strong direct-to-consumer message but also to serve as a platform for our retailers to better leverage their cooperative advertising dollars. The objective of this campaign is to motivate consumers to ask for Sealy Posturepedic products by name by achieving over one billion impressions through an integrated marketing campaign including television, print and the Internet.

        In January 2008, we realigned our sales force by creating a new position of Executive Vice President of Sales. This position has the responsibility for overseeing all aspects of our U.S. sales force, including field sales, national accounts, regional accounts, and sales training. This change was made to align our sales force with our overall strategic vision and to enable us to operate in a more coordinated and effective fashion.

        In the U.S., our national account and regional account sales forces are organized along customer lines, and our field sales force is generally structured based on regions of the country and districts within those regions. We have a comprehensive training and development program for our sales force, including our University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help optimize a dealer's business and profitability.

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

Operations

        We manufacture and distribute products to our customers primarily on a just-in-time basis from our network of 30 company-operated bedding and component manufacturing facilities located around the world. We manufacture most bedding to order and employ just-in-time inventory techniques in our manufacturing process to more efficiently serve our dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five business days of receipt from our plants located in close proximity to a majority of our customers. We believe there are a number of important advantages to this operating model such as the ability to provide superior service and custom products to regional, national and global accounts, a significant reduction in our required inventory investment and short delivery times. We believe these operating capabilities, and the ability to serve our customers, provide us with a competitive advantage.

        We believe we are the most vertically integrated U.S. manufacturer of innerspring, box spring and latex components. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability for producing substantially all of our mattress innerspring, box spring and latex component parts requirements. This vertical integration lessens our reliance upon certain key suppliers to the innerspring bedding manufacturing industry and provides us with the following competitive advantages:

  •
  procurement advantage by lessening our reliance upon industry suppliers and thus increasing our flexibility in production;

  •
  production cost advantage via cost savings directly related to our vertically integrated components production capabilities; and

  •
  response time advantage by improving our ability to react to shifts in market demands, thus improving time to market.

        Our Europe segment is a leading manufacturer of latex bedding products in Europe, with manufacturing operations in France and Italy. The Europe segment has a proprietary, low cost, high quality continuous latex production capability. This same process was placed into service at our domestic production facility in Pennsylvania in the second quarter of fiscal 2007 and expanded in the second quarter of fiscal 2008 to supply domestic production requirements. We believe that these processes position us well so that we can offer differentiated products at lower cost.

Suppliers

        In the U.S., we rely upon a single supplier for certain polyurethane foam components in our mattress units. Such components are purchased under a measured supply agreement. We continue to develop alternative supply sources, allowing acquisition of similar component parts that meet the functional requirements of various product lines. We also purchase a portion of our box spring parts from third party sources and manufacture the remainder of these parts. We are also dependent on a single supplier for the visco-elastic components and assembly of our TrueForm product line. Except for our dependence regarding polyurethane foam, visco-elastic components and assembly of our TrueForm product line, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

International

        We derived approximately 29.5% of our fiscal 2008 net sales internationally, primarily from Canada and Europe. We also generate income from royalties by licensing our brands, technology and trademarks to other manufacturers, including twelve international independent licensees.

        We have 100% owned subsidiaries in Canada, Mexico, Puerto Rico, Argentina, Uruguay, Brazil, France and Italy, which have marketing and manufacturing responsibilities for those markets. We have three manufacturing and distribution center facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Uruguay, Brazil, France and Italy, which comprise all of the company-owned manufacturing operations outside of the U.S. at November 30, 2008. In fiscal 2008, we made the decision to cut back our manufacturing operations in Brazil and move to a business model under which significantly more product will be supplied by production from other Sealy manufacturing facilities. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia. On December 1, 2008, a fifty percent interest in our operations in South Korea was sold for $1.4 million to our Australian licensee and these operations became part of the joint venture. The South Korean operation principally consists of a sales office that uses a contract manufacturer to service the South Korean market. On December 4, 2008, we acquired a 50% interest in a joint venture with our Australian licensee which owns the assets of our New Zealand licensee for $1.9 million. In addition to the above, we also ship products directly into many small international markets.

        Our international operations are subject to the risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, see "Risk Factors" in Item 1A.

        For information regarding revenues and long lived assets by geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 as well as Note 19 to our Consolidated Financial Statements in Item 8.

Bedding Industry

General

        Our U.S. business within our Americas segment represents the dominant portion of our operations. The U.S. bedding industry generated wholesale revenues of approximately $6.9 billion during the calendar year 2007, according to the International Sleep Products Association. Based on a sample of leading mattress manufacturers, including Sealy, the International Sleep Products Association

estimates that wholesale revenues for these manufacturers increased approximately 1.4% in 2007. The U.S. bedding industry has historically displayed healthy revenue growth, driven by both growing unit demand and rising average unit selling prices. However, based on information published by the International Sleep Products Association, during the first eleven months of calendar 2008, the sample of leading mattress manufacturers has seen a significant slowdown in volume, which has caused wholesale revenues to decrease approximately 11.5% from the revenues experienced in the first eleven months of 2007.

        Our strategy to weather the current economic environment is based on our breadth of product offerings at various price points. Once the global economy begins to recover, we plan to take advantage of an area which we believe has significant opportunity for growth: mattress sales at the premium end of the market (that is, greater than $1,000 per set) and sales of queen and king size mattresses. According to the International Sleep Products Association, mattress units sold in the United States by manufacturers at retail price points of at least $1,000, as a percentage of total industry mattress units sold, rose from 14.5% in 2001 to 26.3% in 2007. For 2007, this data was based on data representing 38.6% of total industry units shipped. Additionally, queen and king size mattress units sold in the United States, as a percentage of total mattress units sold, rose from 43.3% in 2000 to 49.4% in 2007, according to the International Sleep Products Association. In addition to the recent slowdown of the global economy, which has caused wholesale domestic innerspring sales levels to decrease 7.2% from 2007 levels through the first nine months of 2008 based on information provided by the International Sleep Products Association, we have seen a shift to products at lower price points. This shift, a sharp increase in raw material costs and the overall retail slowdown has caused lower profitability levels than in previous years.

        The specialty bedding category, which represents non-innerspring bedding products including visco-elastic ("memory foam"), latex foam and other mattress products, accounted for approximately 18.9% of the overall U.S. mattress market revenue in 2007 according to the International Sleep Products Association. Though growth in this sector had been seen through 2007, through the first nine months of 2008, wholesale revenue from the specialty bedding category has decreased 15.8% from the levels experienced in the first nine months of 2007. We believe that once the retail environment begins to strengthen, consumers will return to purchases of specialty product and we are positioning ourselves to take advantage of this through continued new product introductions.

Competition

        The bedding industry is highly competitive and we encounter competition from many manufacturers in both domestic and foreign markets. Manufacturers in the industry principally compete by developing new products and distributing these new products in retail outlets. While many bedding manufacturers, including Sealy, offer multiple types of bedding products, some of our competitors focus on single product types. The single product focus of these competitors may afford them with a competitive advantage, particularly in the specialty bedding market, but we believe going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy) and differentiated specialty bedding offerings provides us a competitive advantage. We, together with Simmons Company and Serta, Inc., collectively accounted for approximately 49.5% of wholesale revenues in 2007, based on figures obtained from International Sleep Products Association and Furniture/Today industry publications.

Our Strategy

        We intend to deliver profitable sales growth from three sources: U.S. innerspring products, U.S. specialty products and our International markets. We also intend to leverage our scale and vertical integration to reduce costs and maintain our leading position with bedding retailers.

Growth of average unit selling price

        We continue to focus on the growth of our average unit selling price (AUSP) through:

  •
  product mix shift with new product introductions;

  •
  slot conversions to higher price points; and

  •
  selective pricing increases.

        During fiscal 2008, we introduced a new Sealy Posturepedic innerspring line and our new Sealy Posturepedic PurEmbrace line of latex specialty products. These new products have helped us to improve our sales mix which has begun translating into AUSP growth. We gained some benefit in fiscal 2008 from the accelerated rollout of these products which was significantly faster than launches in prior years and are hopeful that the AUSP growth of these product lines seen in the third and fourth quarters of 2008 will continue as we expand the distribution of these products in fiscal 2009. Additionally, we implemented price increases in December 2007 and July 2008 which have also contributed to AUSP growth, particularly in the latter half of fiscal 2008. The AUSP growth seen in the third and fourth quarters of 2008 has been partially offset by a shift in mix to lower priced product during fiscal 2008 due to the global economic slowdown.

Implement new advertising and marketing strategies for our retail and direct-to-consumer advertising

        In order to better connect directly with consumers and continue to deliver a strong and compelling brand message, we implemented new advertising and marketing strategies for our Sealy Posturepedic brand during fiscal 2008. First, we developed and distributed new simplified point-of-sale and advertising materials for this line based on the "No-Toss-And-Turn" positioning. Afterwards, we launched our first national advertising campaign in over a decade, "Get a Better Six", which was designed not only to deliver a strong direct-to-consumer message but also to serve as a platform for our retailers to better leverage their cooperative advertising dollars. The objective of this campaign is to motivate consumers to ask for Sealy Posturepedic products by name by achieving over one billion impressions through television, print and the Internet.

Increase our profit margins

        We intend to increase our profit margins over time. We seek to accomplish this by increasing AUSP as discussed above and in the following principal ways:

  •
  Utilizing our value-engineering expertise to reduce our exposure to the highest cost materials and identifying and removing non-value added production costs while still enhancing product quality and feel to optimize flow and first pass yields;

  •
  Implementing more efficient manufacturing techniques as well as other discrete cost reduction initiatives;

  •
  Using management metrics to benchmark our manufacturing performance on key measures and drive comparative best practices across our manufacturing base;

  •
  Driving efficiency in our supply chain including strategic sourcing initiatives;

  •
  Increasing the focus on higher margin, premium and specialty bedding categories and providing compelling reasons to our customers and consumers to invest in these products; and

  •
  Managing our fixed cost base consistent with the retail market environment.

        In 2008, we experienced unprecedented increases in the cost of our steel innerspring, polyurethane foam, polyester and polyethylene component parts, due to the rising cost of steel and petroleum. In order to counter these rising costs and drive increases in our profit margins, we have implemented pricing increases and measures to remove non-value added costs out of the domestic production process. We have also begun the process of implementing similar measures at our international locations. Due to the completion of our second domestic latex production line at our Mountain Top,

Pennsylvania facility, we have been able to achieve more vertical integration for our SmartLatex product.

Reduce fixed expenses

        Over the course of the past two years, we have implemented actions designed to reduce our fixed operating expenses, selling, logistics and infrastructure, as well as product launch costs. These actions have focused primarily on controlling costs, organizational realignments and more efficient product launches in the U.S. Through these actions, we have streamlined our workforce in the U.S. and have worked to reduce costs in areas such as travel and entertainment and professional fees without sacrificing our execution or performance. Additionally, we have been able to significantly reduce our product launch costs during 2008 by accelerating the process through which these launches are made, enabling us to not only reduce our costs but also bring innovative new products to market more rapidly.

        While many of these actions have focused on the domestic operations, we plan to also implement these same types of initiatives in our international locations, particularly Canada and Europe in future periods.

Commitment to specialty products

        The specialty bedding category includes visco-elastic "memory foam" and latex foam and has experienced substantial growth both domestically and internationally. We believe that by successfully leveraging our strong brand advantage, proprietary latex manufacturing technology, and marketing and distribution capabilities, we have the potential to continue to make significant market share gains in the specialty bedding category, which according to consumer and market research, will continue to be a significant category of the market.

        Since our introduction of specialty bedding products in 2005 to take advantage of the growth in the specialty bedding category, we have continued innovative product introductions including significant changes to our Sealy Posturepedic TrueForm product designs and supply chain during fiscal 2007 and the introduction of the Sealy Posturepedic PurEmbrace mattress featuring the Company's proprietary SmartLatex in June 2008. Additionally in 2006, we began the construction of a proprietary, continuous latex production facility in Mountain Top, Pennsylvania utilizing the technology employed in our European manufacturing facilities. This facility now has two operational production lines, which have allowed us to discontinue importing latex product from our European facilities and to gain vertical integration in the specialty category in the U.S. With the completion of this facility in fiscal 2007 and the second production line in fiscal 2008, we have now shifted our focus towards optimizing the efficiency of the production process and developing innovative new formulations for use in our specialty product.

Drive disproportionate growth in our international markets

        We plan to grow our international business through market-oriented strategies. In Canada, where we have the leading market share position, we also intend to expand our presence by executing a strategy which is similar to that utilized in the U.S. market. In Europe, we seek to gain market share from regional competition in a fragmented market by building on our foundation of OEM business and leveraging our sales, marketing and proprietary manufacturing expertise. In Mexico, where we recently launched specialty products for the first time, we have continued to see sales growth in fiscal 2008. In Argentina and Uruguay, we plan to profitably grow our positions by leveraging our sales, marketing and product development capabilities. In Brazil, we have implemented a plan to cut back our manufacturing operations and move to a business model under which significantly more product will be supplied by production from other Sealy manufacturing facilities. In addition, we anticipate further growth from international licensees.

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

        In January 2008, we unveiled an innovative new Sealy Posturepedic innerspring line, which is designed to eliminate tossing and turning caused by pressure points. The line was designed in conjunction with orthopedic surgeons, and reviewed by an independent Orthopedic Advisory Board. These mattresses come in three series: Preferred, Reserve and Signature, and range in retail price points from $599 to more than $1,000 in queen set.

        In addition to developing new product, we have made significant investments in people and tools to increase our capacity for conducting research on new materials and designs. In 2005, we built our own flammability testing facility, which allows us to experiment with materials and designs that ensure that our new products meet the federal flame retardant standard 16 CFR Part 1633 passed by the U.S. Consumer Product Safety Commission and allows us to accelerate the product development cycle.

        In 2008, we unveiled our new Center of Excellence pressure mapping laboratory. The Center is an innovative, state of the art research laboratory that uses the latest technologies to identify uncomfortable pressure points that lead to tossing and turning. This will allow us to better quantify sleep quality and directly link it to sleep surfaces. We will then be able to use this proprietary research to further enhance our products and develop new technologically advanced beds.

Other Company Information

Licensing

        At November 30, 2008, there were 20 separate license arrangements in effect with 8 domestic and 12 foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services (a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), Chairworks Manufacturing Group Limited (an office seating manufacturer), Mantua Manufacturing Co. (a bed frame manufacturer) and KCB Enterprises (a futon manufacturer) and SG Footwear (a slipper manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

        Our 12 foreign license agreements provide exclusive rights to market the Sealy brand in Thailand, Japan, the United Kingdom, Spain, Australia, New Zealand, South Africa, Israel, Saudi Arabia, Jamaica, Bahamas and the Dominican Republic. These licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets. On December 4, 2008, we acquired a 50% interest in a joint venture with our Australian licensee which owns the assets of our New Zealand licensee for $1.9 million.

        Our licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. In the fiscal years ended November 30, 2008, December 2, 2007, and November 26, 2006, the licensing group as a whole generated unaffiliated gross royalties of approximately $17.6 million, $19.2 million, and $19.2 million, respectively.

Intellectual Property

        We have approximately 200 worldwide patents, of which the patents and pending patent applications relating to our UniCased technology, those patents that protect our proprietary spring and coil designs and our latex production process, are believed by us to be our most valuable. These patents, having been just recently issued or still pending, afford us multiple years of continuing protection of certain mattress designs. We have filed for patent protection for the core UniCased technology in 30 countries to date and expect similar competitive benefits from the issuance of those patents in those countries. The patents covering our proprietary spring and coil designs also provide Sealy with a competitive advantage in the U.S. and in other countries where we have a presence, and these patents have a remaining enforceable period of at least 13 years.

        We own thousands of trademarks, tradenames, service marks, logos and design marks, including Sealy, Stearns & Foster and Posturepedic. We also license the Bassett and Pirelli tradenames in various territories under certain long term agreements. With the exception of the Sealy New Jersey license, the domestic licenses are predominantly trademark licenses. Also, with the exception of the Sealy New Jersey license (which is of perpetual duration), each domestic license is limited by a period of years, all of which are for a length of five years or less.

        Of our over 675 worldwide trademarks, we believe that our Sealy, Posturepedic, and Stearns & Foster marks and affiliated logos (the Sealy script, the "butterfly logo" and the Stearns & Foster "seal") are the most well known. We have registered the Sealy and Posturepedic marks in over 35 countries.

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

Warranties and Product Returns

        Sealy, Stearns & Foster and Bassett bedding offer limited warranties on our manufactured products. The periods for "no-charge" warranty service vary among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy branded products offer a ten year non-prorated warranty service period. Our TrueForm visco-elastic line of bedding as well as our SpringFree latex line of bedding, carry a twenty year warranty on the major component, the last ten years of which are prorated on a straight-line basis. In 2006, we introduced Right Touch (which was discontinued in the third quarter of fiscal 2008), that had a twenty year limited warranty that covers only certain parts of the product and is prorated for part of the twenty years. In fiscal 2000, we amended our warranty policy to no longer require the mattress to be periodically flipped. In fiscal 2007, we amended our warranty policy on Sealy brand promotional bedding to three years for our new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on our financial results or position.

Employees

        As of November 30, 2008 we had 4,817 full time employees. Approximately 58% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our work force to be satisfactory. We have only experienced two work stoppages by some of our employees in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The only significant organizing activity at our non-union plants during the last ten years was a petition filed by the Teamsters seeking to organize the production employees at our Mountain Top, Pennsylvania facility. At the subsequent election, the union was defeated by a wide margin. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2009 through 2011. As of November 30, 2008, our domestic manufacturing plants employed 534, 1,003 and 283 employees covered under collective bargaining agreements expiring in fiscal 2009, 2010, and 2011, respectively. At our international facilities, there were 706, 817 and 698 employees covered under collective bargaining agreements expiring in fiscal 2009, 2010 and 2011, respectively.

Seasonality and Production Cycle

        Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. See Note 17 to our Consolidated Financial Statements in Item 8.

        Most of our sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within five business days of accepting the order). See "Risk Factors—We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparison an unreliable indication of our performance." in Item 1A below.

Regulatory Matters

        Our conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. We believe that we are in compliance with all such laws and regulations, including the California flame retardant regulations related to manufactured mattresses and box springs, which became effective January 1, 2005. In addition, we introduced new Sealy-branded products that are compliant with the Federal flame retardant standards, 16 CFR Part 1633 passed by the U.S. Consumer Product Safety Commission, which became effective July 1, 2007. The impact of these regulations increased our costs to develop and manufacture our products.

        Our principal waste products in North America are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose of (primarily by recycling) small amounts of used machine lubricating oil and air compressor waste oil. In the United States, we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act. In our facilities in Mountain Top, Pennsylvania, Argentina, France and Italy, we also manufacture foam. We believe that we are in compliance with all applicable international, federal, state and local environmental statutes and regulations. Except as set forth in "Item 3—Legal Proceedings" below, compliance with international, federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation which would have a material impact on our operations. Except as set forth in "Item 3—Legal Proceedings" below, we have not been required to make and do not expect to make any material capital expenditures for environmental control facilities in the foreseeable future.

Item 1A.    Risk Factors

The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline.

        The bedding industry is highly competitive, and we encounter competition from many manufacturers in both domestic and foreign markets. We, along with Simmons Company and Serta, Inc., accounted for approximately 49.5% of wholesale revenues in 2007, according to figures obtained from International Sleep Products Association and Furniture/Today industry publications. The highly competitive nature of the bedding industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. Some of our principal competitors have less debt than we have and may be better able to withstand changes in market conditions within the bedding industry. Additionally, we may encounter increased future competition and further consolidation in our industry which could magnify the competitive risks previously outlined.

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

        We have historically experienced, and we expect to continue to experience, seasonal and quarterly fluctuations in net sales and operating income. As is the case with many bedding customers, the retail business is subject to seasonal influences, characterized by strong sales for the months of June through September, which impacts our third fiscal quarter results. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. Our first fiscal quarter cash flows are typically the most unfavorable due to coupon payments on our 2014 Notes and working capital demands. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

A substantial decrease in business from our significant customers could have a material adverse effect on our sales and market share.

        Our top five customers on a consolidated basis accounted for approximately 25.4% of our net sales for fiscal 2008 and no single customer represented more than 10% of net sales for fiscal 2008. While we believe our relationships with these customers are stable, many arrangements are made by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in material write offs or loss of future business. During 2008, the economic environment has become more challenging and has caused a higher occurrence of bankruptcies for mattress retailers. It has also caused many of the smaller mattress retailers to exit the market. This has resulted in additional write-offs and customer losses during fiscal 2008. Furthermore, many of our customers rely in part on consumers' ability to finance their mattress purchases with credit from third parties. If consumers are unable to obtain financing, they may defer their purchases.

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

        Our industry has been challenged by the unprecedented volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. During fiscal 2007 and 2008, the cost of these components saw significant increases above their recent historical averages. The manufacturers of products such as petro-chemicals and wire rod, which are the materials purchased by our suppliers of foam and drawn wire, may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers.

Our profitability may be materially and adversely affected by any interruption in supply from third party vendors.

        We purchase our raw materials and certain components from a variety of suppliers, including box spring components from Leggett & Platt Inc., foam materials from Carpenter Co., and various subassemblies and components from national raw material and component suppliers. If we experience a loss or disruption in our supply of these components, we may have difficulty sourcing substitute components on terms favorable to us. In addition, any alternate source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability.

We are dependent upon a single supplier for certain polyurethane foam components in our mattress units. A disruption in the supply of these products and services could adversely affect our operations.

        We are dependent upon a single supplier for certain key polyurethane foam components which make up our various mattress brands. Such components are purchased under a measured supply agreement and are manufactured in accordance with proprietary process designs exclusive to the supplier. If we experience a loss or disruption in our supply of these components, we may have difficulty sourcing substitute components on terms favorable to us. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability.

We are dependent upon a single supplier for the visco-elastic components and assembly of our TrueForm product line. A disruption in the supply of these products and services could adversely affect our operations.

        We are dependent upon a single supplier for certain structural components and assembly of our TrueForm product line. These products are purchased under a measured supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier. If we experience a loss or disruption in our supply of these products, we may have difficulty sourcing substitute components on terms favorable to us. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability. The related product in which these components and assembly processes are used does not represent a significant portion of our overall sales.

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

        We are dependent on the continued services of our senior management team, most of whom have substantial industry specific experience. For example, Lawrence J. Rogers, our current President and Chief Executive Officer (former President, Sealy North America from December 2006 through March 2008), has served in numerous capacities within our operations since joining us in 1979. The loss of key personnel could impair our ability to execute our business strategy and have a material adverse effect on our business.

We have a substantial amount of indebtedness, which may adversely affect our cash flow, our ability to comply with our debt covenants and operate our business.

        At November 30, 2008, we had outstanding indebtedness, of approximately $783.4 million, with additional availability of $44.7 million under the revolving credit facility after taking into account letters of credit for $15.9 million.

        We paid $58.2 million of interest during fiscal 2008. In November 2008, we amended our senior credit facility, which increased the applicable interest rate margins by 275 to 325 basis points. Due to the significant amount of debt outstanding under this agreement, this amendment will have a significant impact on our required interest payments to be made in future periods. Subsequent to year-end, we entered into two interest rate swap agreements which converted an additional $107.0 million of our floating rate debt to a fixed rate through February 4, 2010 and an additional $20.0 million of our floating rate debt to a fixed rate through November 4, 2009. After considering these hedges and giving effect to the amended interest rates, a 1% increase in the interest rates applicable to the unhedged portion of our variable rate debt would result in approximately $0.8 million in additional annual cash interest expense. We have scheduled quarterly principal payments due on Tranche A of our senior secured term loan of 1.25% of the then outstanding principal from November 2008 through August 2010 and quarterly principal payments of 21.25% of the then outstanding principal amount from November 2010 through the maturity date in August 2011. As of November 30, 2008, we have prepaid these quarterly principal payments on Tranche A through the end of the third quarter of fiscal 2009. On Tranche E of our senior secured term loan, we have no scheduled quarterly principal prepayments due until the maturity date in August 2012 due to prepayments made in fiscal 2007. There are no scheduled principal prepayments due on our senior subordinated debt until the maturity date in June 2014. In addition, each year our senior secured term notes remain outstanding, we may be required to make principal prepayments depending on certain financial ratios, as defined in our senior secured credit agreement. We do not expect there to be any mandatory prepayments due in fiscal 2009. We are unable to estimate whether any such prepayments may continue to be required after 2009.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  limit our ability to pay dividends on our common stock;

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

  •
  limit our options to effect a sale of assets through non-cash or sale/leaseback transactions;

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

        We may be able to incur significant additional indebtedness in the future. Although the indenture governing our 8.25% senior subordinated notes due June 2014 (the "2014 Notes") and the instruments governing our senior secured indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

The terms of the senior secured credit facilities and the indenture governing the 2014 Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

        Our senior secured credit facilities and the indenture governing the 2014 Notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on our subsidiaries, including restrictions that may limit our ability to engage in acts that may be in our best long term interests. The senior secured credit facilities include financial covenants, including requirements that we:

  •
  maintain a minimum interest coverage ratio; and

  •
  not exceed a maximum total leverage ratio.

        The financial covenants contained in the senior secured credit facilities were amended in fiscal 2008 to make them less restrictive, but they will become more restrictive over time. In addition, the senior secured credit facilities limit our subsidiaries' ability to make capital expenditures and require that they use proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under them.

        The senior secured credit facilities also include covenants restricting, among other things, our subsidiaries' ability to:

  •
  incur or guarantee additional debt or issue preferred stock;

  •
  pay dividends, or make redemptions and repurchases, with respect to capital stock;

  •
  create or incur certain liens;

  •
  make prepayments on subordinated debt;

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

  •
  engage in transactions with affiliates.

        The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our debt agreements could result in a default under such agreements. If any such default occurs, the lenders under the debt agreements may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of our available cash to repay these borrowings, any of which would result in an event of default under our notes. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt payments under the senior secured credit facilities were to be accelerated, our assets may not be sufficient to repay such debt in full or to repay our notes and our other debt.

Unfavorable economic conditions could continue to negatively affect our revenues and profitability.

        Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The global economy is undergoing a period of slowdown, which is characterized as a recession, and the future economic environment may continue to be less favorable than that of recent years. The U.S. economy, which contains our largest market, has been in a recession throughout much of fiscal 2008. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers, and the purchasers of their products. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers. It has and may continue to adversely affect the ability of our customers to pay us. If such conditions continue or further deteriorate in 2009 or through fiscal 2010, our industry, business and results of operations may be severely impacted

The time and expense of defending against challenges to our trademarks, patents and other intellectual property could divert our management's attention and substantial financial resources from our business. Our goodwill and ability to differentiate our products in the marketplace could be negatively affected if we were unsuccessful in defending against such challenges.

        We hold over 675 worldwide trademarks, which we believe have significant value and are important to the marketing of our products to customers. We own 42 U.S. patents, a number of which have been registered in a total of 31 countries, and we have 6 domestic patents pending. In addition, we own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also own several U.S. copyright registrations, and a wide array of unpatented proprietary technology and know-how. We also license certain intellectual property rights from third parties.

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

        We are a holding company and conduct all of our operations through our subsidiaries and currently have no significant assets other than the capital stock of Sealy Mattress Corporation and the license to use the Pirelli brand name in European territories. As a result, we rely on dividends and other payments or distributions from our subsidiaries to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries and the covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including Sealy Mattress Company's senior secured credit facilities and the indenture governing the 2014 Notes. For instance, the agreement governing Sealy Mattress Company's senior secured credit facilities contains restrictions on the ability of Sealy Mattress Corporation to pay dividends or make other distributions to us subject to specified exceptions including an amount based upon 50% of cumulative consolidated net income from April 2004. We are also required under this agreement to meet a minimum leverage ratio test in order to pay a dividend. We currently do not meet this requirement and therefore are not able to pay a dividend. In addition, the indenture governing the 2014 Notes contains restrictions on the ability of Sealy Mattress Company to pay dividends or make other distributions to Sealy Mattress Corporation subject to specified exceptions including an amount based upon 50% of cumulative consolidated net income from April 2004.

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

        In February 2005, the U.S. Consumer Product Safety Commission (CPSC) passed 16 CFR Part 1633 that effectively applies the California open flame standard, but added significant quality control, record keeping and testing requirements on mattress manufacturers, including Sealy. This rule became effective on July 1, 2007. Further, some states and the U.S. Congress continue to consider open flame regulations for mattresses and bed sets or integral components that may be different or more stringent than the California or CPSC standard and we may be required to make different products for different states or change our processes or distribution practices nationwide. It is possible that some states' more stringent standards, if adopted and enforceable, could make it difficult to manufacture a cost effective product in those jurisdictions and compliance with proposed new rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.

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

        We have made and will continue to make capital and other expenditures to comply with environmental requirements. We also have incurred and will continue to incur costs related to certain remediation activities. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. We are currently addressing the clean-up of environmental contamination at our former facility in South Brunswick, New Jersey and our former facility in Oakville, Connecticut. At November 30, 2008, we have accrued approximately $0.2 million and $2.8 million for the Oakville and South Brunswick clean-ups, respectively, and we believe that these reserves are adequate. While uncertainty exists as to the ultimate resolution of these two environmental matters and we believe that the accruals recorded are adequate, in the event of an adverse decision by one or more of the governing environmental authorities or if additional contamination is discovered, these matters could have a material effect on our profitability.

A change or deterioration in labor relations could disrupt our business or increase costs, which could lead to a material decline in sales or profitability.

        As of November 30, 2008, we had 4,817 full time employees. Approximately 58% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2009 through 2011. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew the various collective bargaining agreements on a timely basis or on favorable terms, or at all.

Our pension plans are currently underfunded and we will be required to make cash payments to the plans, reducing the cash available for our business.

        We have noncontributory, defined benefit pension plans covering current and former hourly employees at four of our active plants and eight previously closed facilities as well as the employees of a facility of our Canadian operations and our manufacturing facility in France. We record a liability associated with these plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" at November 30, 2008 was $9.2 million, and we expect to make estimated minimum funding contributions totaling approximately $1.2 million in 2009. The amount of these estimated contributions has increased for our domestic pension plan for next year due, in part, to the underperformance of the plan assets relative to our expectations given the overall market downturn during fiscal 2008. If the performance of the assets in these pension plans does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plans could be higher than we expect. The domestic pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to us by Sealy, Inc. (our 100%-owned subsidiary).

        We administer our component operations at our Rensselaer, Indiana facility. Our leased facilities are occupied under operating leases, which expire from fiscal 2009 to 2043, including renewal options.

        The following table sets forth certain information regarding manufacturing and distribution facilities operated by us at January 2, 2009:

Location		Approximate Square Footage	Title
United States
Arizona	Phoenix	76,000	Owned(a)
California	Richmond	238,000	Owned(a)
	South Gate	185,000	Leased
Colorado	Colorado Springs	70,000	Owned(a)
	Denver	92,900	Owned(a)
Florida	Orlando	225,000	Owned(b)
Georgia	Atlanta	292,500	Owned(a)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer	131,000	Owned(a)
	Rensselaer	124,000	Owned(a)
Kansas	Kansas City	102,600	Leased
Maryland	Williamsport	144,000	Leased
Minnesota	St. Paul	93,600	Owned(a)
New York	Green Island	257,000	Owned(b)
North Carolina	High Point	151,200	Owned(a)
Ohio	Medina	140,000	Owned(a)
Oregon	Portland	140,000	Owned(a)
Pennsylvania	Delano	143,000	Owned(a)
	Mountain Top	210,000	Owned(b)
Texas	Brenham	220,000	Owned(a)
	North Richland Hills	124,500	Owned(a)
Canada
Alberta	Edmonton	144,500	Owned(a)
Quebec	Saint Narcisse	76,000	Owned(a)
Ontario	Toronto	130,200	Leased
Argentina	Buenos Aires	85,000	Owned
Brazil	Sorocaba	92,000	Owned
Puerto Rico	Carolina	58,600	Owned(a)
Italy	Silvano d'Orba	170,600	Owned(a)(c)
France	Saleux	239,400	Owned(c)
Mexico	Toluca	157,100	Owned
Uruguay	Montevideo	39,500	Leased

		4,565,900

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

(c)
These properties are in our Europe segment. All other properties are included in our Americas segment.

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

        We are currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. We and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, we and our subsidiary agreed to conduct soil and groundwater remediation at the property. We do not believe that our manufacturing processes were the source of contamination. We sold the property in 1997. We and our subsidiary retained primary responsibility for the required remediation. We have completed essentially all soil remediation with the New Jersey Department of Environmental Protection's approval, and have installed a groundwater remediation system on the site. During 2005, with the approval from the New Jersey Department of Environmental Protection, we removed and disposed of sediment in Oakeys Brook adjoining the site. We continue to monitor groundwater remediation at this site. We have recorded a reserve as of November 30, 2008 of $2.8 million ($3.7 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, we received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. In November 2008, the trial court in this matter granted the Company's summary judgment motion and the time to appeal this ruling has passed.

        We are also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although we are conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. We have completed essentially all soil remediation under the remediation plan and are currently monitoring groundwater at the site. We identified cadmium in the soil and ground water at the site and removed the cadmium contaminated soil and rock from the site during fiscal 2007. At November 30, 2008, we have recorded a reserve of approximately $0.2 million associated with the additional work and ongoing monitoring. We believe the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

        We removed three underground storage tanks previously used for diesel, gasoline, and waste oil from our South Gate, California facility in March 1994 and remediated the soil in the area. Since August 1998, we have been working with the California Regional Water Quality Control Board, Los Angeles Region to monitor groundwater at the site. On December 1, 2008, we sold this facility and the buyer assumed responsibility for the environmental issues related to the site.

        While we cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters, based on facts currently known, we believe that the accruals recorded are adequate and do not believe the resolution of these matters will have a material adverse effect on our financial position or our future operations; however, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material adverse effect.

Item 4.    Submission of Matters to a Vote of Security Holders

  None

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our common stock trades on the New York Stock Exchange under the symbol "ZZ." The table below highlights quarterly stock market information and the amount of cash dividends declared per share of our common stock for the past two fiscal years.

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2008
First quarter	13.39	8.87	0.075
Second quarter	9.14	5.63	—
Third quarter	7.90	5.12	—
Fourth quarter	8.41	1.62	—

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2007
First quarter	18.00	14.28	0.075
Second quarter	18.13	16.00	0.075
Third quarter	17.15	13.95	0.075
Fourth quarter	15.60	11.80	0.075

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7."

        During fiscal 2008, a total of 3,396,805 options to purchase our common stock were granted to certain of our employees and non-employee directors under the Sealy Corporation 2004 Stock Option Plan. Options under the 2004 Plan are granted in part as: 1) "time options," which vest and become exercisable ratably on a monthly basis generally over the first three to five years following the date of grant; 2) "old performance options," which vest and become exercisable each fiscal year through fiscal 2008 upon the achievement of certain financial performance targets, and in any event by the eighth anniversary of the date of grant; and 3) "new performance options," issued during fiscal 2008 which vest and become exercisable only upon achievement of certain financial performance targets and do not have a time vesting component.

        As of January 2, 2009, there were approximately 194 holders of record of our common stock.

        Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. During the fourth quarter of fiscal 2008, no shares were repurchased under this program. However, during the fourth quarter of fiscal 2008, 13,640 shares were surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under the Company's 1998 and 2004 Stock Option Plans. See table below:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program
September 1 - September 28, 2008	13,640	$7.47	—	$83,746,985
September 29 - October 26, 2008	—		—	83,746,985
October 27 - November 30, 2008	—		—	83,746,985

Total	13,640		—

Item 6.    Selected Financial Data

        The following table presents selected historical financial and other data about us. The selected historical financial data for the years ended and as of November 30, 2008, December 2, 2007, November 26, 2006, November 27, 2005 and November 28, 2004 are derived from our audited Consolidated Financial Statements and the notes thereto. The consolidated financial statements for the three years ended November 30, 2008 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and are included in "Financial Statements and Supplementary Data" in Item 8 below.

        The selected historical financial and other data set forth below should be read together with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. and our financial statements and the notes thereto, appearing elsewhere in this report.

	Fiscal Year(1)
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$1,498.0	$1,702.1	$1,582.8	$1,469.6	$1,314.0
Cost of goods sold	914.0	992.5	874.9	818.0	740.1
Selling, general and administrative expenses	482.6	545.6	499.6	456.3	430.9
Other (income) expense(2)	17.0	(15.2)	15.4	(12.7)	120.8

Income from operations	84.4	179.2	192.9	208.0	22.2
Interest expense	60.5	64.0	72.0	79.6	72.7
Other (income) expense, net	4.9	0.7	9.1	5.4	(0.8)

Income (loss) before provision for income taxes	19.0	114.5	111.8	123.0	(49.7)
Provision for income tax expense (benefit)	21.9	35.1	37.6	54.5	(9.6)

Income (loss) before cumulative effect of change in accounting principle	(2.9)	79.4	74.2	68.5	(40.1)
Cumulative effect of change in accounting principle, net of tax	—	—	0.3	—	—

Net income (loss)	(2.9)	79.4	73.9	68.5	(40.1)
Liquidation preference for common L&M shares	—	—	—	—	7.8

Income (loss) available to common shareholders	$(2.9)	$79.4	$73.9	$68.5	$(47.9)

Basic net income (loss) per share:
Net income (loss) per share	$(0.03)	$0.87	$0.89	$0.97	$(0.53)
Cumulative effect of change in accounting principle	—	—	—	—	—
Liquidation preference for common L&M shares	—	—	—	—	(0.11)

Earnings per common share—Basic	$(0.03)	$0.87	$0.89	$0.97	$(0.64)

Weighted average shares	91.2	91.3	83.6	70.4	75.3
Diluted net income (loss) per share:
Net income (loss) per share	$(0.03)	$0.82	$0.83	$0.91	$(0.53)
Cumulative effect of change in accounting principle	—	—	—	—	—
Liquidation preference for common L&M shares	—	—	—	—	(0.11)

Earnings (losses) per common share—Diluted	$(0.03)	$0.82	$0.83	$0.91	$(0.64)

Weighted average shares	91.2	96.3	89.6	75.4	75.3

	Fiscal Year(1)
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Balance Sheet Data (at end of period):
Current assets	$295.6	$343.7	$345.3	$304.4	$300.0
Total assets	920.9	1,025.1	1,002.7	915.9	898.5
Current liabilities	238.5	321.9	288.2	282.0	255.2
Long term debt, net of current portion	762.2	757.3	814.2	959.8	1,043.6
Total debt	783.4	793.8	832.5	972.8	1,052.1
Common stock and options subject to redemption	8.9	16.2	20.3	21.6	—
Stockholders' deficit	(164.8)	(129.4)	(172.8)	(412.2)	(456.8)
Other Financial Data:
Dividends per common share	$0.08	$0.30	$0.23	$—	$—
Depreciation and amortization	34.0	30.5	30.2	21.9	25.4
Capital expenditures	(25.0)	(42.4)	(30.9)	(29.4)	(22.8)
Cash flows provided by (used in):
Operating activities	53.7	94.4	58.2	135.0	43.5
Investing activities	(24.9)	(37.4)	(30.3)	(19.4)	(7.4)
Financing activities	(18.7)	(86.2)	(18.9)	(101.5)	(116.0)

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 30, 2008, November 26, 2006, November 27, 2005 and November 28, 2004 were all 52-week years. The fiscal year ended December 2, 2007 was a 53-week year. All stock share amounts have been restated to reflect the 0.7595 to 1 reverse stock split, which became effective on March 23, 2006.

(2)
Also includes the following items to the extent applicable for the periods presented: IPO expenses, recapitalization expenses, stock based compensation, goodwill impairment charge, business closure charge, plant closing and restructuring charges, amortization of intangibles, asset impairment charges and net royalty income.

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

Business Overview

        We believe we are the largest bedding manufacturer in the world, with a domestic market share of approximately 20.9% in 2007. We believe our market share in 2008 is comparable to 2007. We manufacture and market a complete line of bedding (innerspring and non-innerspring) products, including mattresses and box springs, holding leading positions in key market categories such as luxury bedding products and among leading retailers. Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brands and accounted for approximately 87% of our total domestic net sales for the year ended November 30, 2008. In addition to our innerspring bedding, we also produce a variety of visco-elastic ("memory foam") and latex foam bedding products. We expect to experience continued market share growth in these product lines as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring and latex mattress components requirements and approximately half of our box spring component parts requirements.

        The current economic and weak retail environments have affected the level of spending by end consumers and has caused a decrease in mattress sales across the industry. From January 2008 through November 2008, the total decrease in sales levels was 11.5% as reported by the International Sleep Products Association. We expect this challenging business environment to continue into 2009.

        We have continued our focus on lean manufacturing principles which results in continuing improvements in our manufacturing processes and cost savings. Additionally, we continue to focus on new product development to bring new and innovative product to the market. In January 2008, we introduced our new Sealy Posturepedic innerspring line which is designed to eliminate tossing and turning caused by pressure points. This product line was designed in conjunction with orthopedic surgeons, and reviewed by an independent Orthopedic Advisory Board. In June 2008, we introduced a new line of specialty bedding products in the form of our Sealy Posturepedic PurEmbrace mattresses featuring our proprietary SmartLatex. This product line, as with our new Sealy Posturepedic product, was designed to eliminate pressure points that cause tossing and turning.

        We have also invested capital in the business to increase our capability to design products. In 2008, we opened our new Center of Excellence pressure mapping laboratory which allows us to use the latest technologies available to identify uncomfortable pressure points. It also allows us to better quantify sleep quality and directly link it to sleep surfaces.

        Our industry continues to be challenged by the unprecedented volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. During fiscal 2007 and 2008, the cost of these components saw significant increases above their recent historical averages. We expect these costs, particularly those related to steel and polyurethane and latex foams to decrease during fiscal 2009 due to an expected decline in related commodity prices, but these decreases may not occur. The manufacturers of products such as petro-chemicals and wire rod, which are the materials purchased by our suppliers of foam and drawn wire, may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers.

        We have continued to see sales growth in our international operations over the last several years, with our foreign subsidiaries contributing 29.5% of our total revenues during fiscal 2008. However, the economic slowdown we have been experiencing in the U.S. has begun to spread and we are experiencing a slowdown in international markets as well. Furthermore, changes in foreign exchange rates contributed favorably to international results and these trends have begun to reverse. Local currency sales declined in fiscal 2008 in Canada and Europe, our two largest international markets, and profits in these markets were also negatively impacted by rising raw material costs.

Raw Materials

        The cost of our steel innerspring, polyurethane foam, polyester, and polyethlylene component parts were impacted sharply by the volatility in the prices of steel and petroleum. We expect the cost of these components to decrease from the all-time highs experienced in our fiscal fourth quarter. During fiscal 2008, we entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. We do not engage in commodity hedging programs.

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

        Cooperative Advertising, Rebate and Other Promotional Programs—We enter into agreements with our customers to provide funds to the customer for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers whereby funds may be rebated to the customer. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebate funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Most of these agreements coincide with our fiscal year; however, our customers typically have ninety days following the end of a period to submit claims for reimbursement of advertising and promotional costs. Therefore, significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by our customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Costs of these programs totaled $235.0 million, $275.7 million and $247.9 million in fiscal 2008, 2007 and 2006, respectively. Of these costs, amounts associated with volume rebates, supply agreement amortization, slotting fees, end consumer rebates and other customer allowances which were recorded as a reduction of sales were $101.4 million, $104.4 million and $96.7 million in fiscal 2008, 2007 and 2006, respectively. The costs associated with cooperative advertising were recorded as selling, general and administrative expenses and were $133.6 million, $171.2 million and $151.2 million in fiscal 2008, 2007 and 2006, respectively.

        Allowance for Doubtful Accounts—During 2008, the economic environment became more challenging and caused a higher occurrence of bankruptcies for mattress retailers. It has also caused many of the smaller mattress retailers to exit the market. We actively monitor the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our reserve for bad debts, we also consider other general economic factors. Our management believes that our process of specific review of customers, combined with overall analytical review provides a reliable evaluation of ultimate collectibility of trade receivables. We recorded a bad debt provision of $10.3 million, or approximately 0.7% percent of sales, in fiscal 2008. Provisions for bad debts recorded in fiscal 2007 and 2006 were $6.6 million and $2.7 million, respectively.

        Warranties and Product Returns—Our warranty policy provides a 10 year non-pro rated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a 20 year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, introduced in 2005, the last ten years of which are pro rated on a straight-line basis. In 2006, we introduced and subsequently discontinued Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is pro rated for part of the twenty years. In fiscal 2007, we amended our warranty policy on Sealy brand promotional bedding to three years for our new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on our financial results or position. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. We utilize warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Our accrued warranty liability totaled $16.5 million and $16.0 million as of November 30, 2008 and December 2, 2007, respectively.

        In fiscal 2008, we completed an analysis of our returns claims experience for the U.S. business within the Americas segment based on historical return trends using new information that is available which allows us to better track and match claims received to the sales for which those claims were initially recorded. This change in estimate resulted in a reduction of cost of sales of approximately $2.5 million for fiscal 2008 as well as a corresponding reduction in the accrued returns obligation. Our estimate involves an application of the lag time in days between the sale date and the date of its return applied to the current rate of returns.

        Share-Based Compensation Plans—We have five share based compensation plans, as described more fully in Note 3 to our Consolidated Financial Statements included in Item 8. We have adopted the provisions of FAS No. 123 (revised 2004) "Share-Based Payment" (FAS 123(R)). For new awards issued and awards modified, repurchased, or cancelled, the cost is equal to the fair value of the award at the date of the grant, and compensation expense is recognized for those awards earned over the service period. Certain of the equity awards vest based upon the Company achieving certain EBITDA performance targets. During the service period, management estimates whether or not the EBITDA performance targets will be met in order to determine the vesting period for those awards and what amount of compensation cost should be recognized related to these awards. At the date of grant, we determine the fair value of the awards using the Black-Scholes option pricing formula or the trinomial lattice model, as appropriate under the circumstances. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of Sealy Corporation's stock, each of which impacts the fair value of the stock options. The fair value of restricted shares is based upon the closing price of the Company's common stock as of the grant date.

        Self-Insurance Liabilities—We are self-insured for certain losses related to medical claims with excess loss coverage of $375,000 per claim per year. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers' compensation. Our recorded liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by us and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While management believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. During fiscal 2008, we recognized a reduction of reserves of $1.3 million. This was in part due to a continued reduction in the severity and number of claims. Also contributing to the decrease in the reserve was a prepayment of claims that was made prior to November 30, 2008. During fiscal 2007, we recognized a reduction of reserves totaling $0.9 million due to favorable loss development from a reduction in both the frequency and severity of historical claims experience. During fiscal 2006, we recognized a reduction of reserves totaling $5.7 million, which included a $2.3 million change in estimate due to a change from industry loss development factors to our own historical loss development factors. The remaining change relates to favorable loss development due to a reduction in both the frequency and severity of historical claims experience. All such charges relate to plant labor and are therefore included in cost of goods sold for the period.

        Impairment of Goodwill—We assess goodwill at least annually for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. We assess recoverability using several methodologies, including the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the indicated fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

        In the fourth quarter of fiscal 2008, market conditions deteriorated significantly. This deterioration resulting from the global economic downturn had not yet matured or been considered in our annual test of goodwill. Because of the potential impact of these conditions on our projections and the indicated fair value of our reporting units, we performed an interim evaluation of goodwill in the fourth quarter of 2008 reflecting our current views regarding the impact of the changed economic environment. This analysis indicated potential impairment in the goodwill of our Europe and Puerto Rico reporting units. As a result, we estimated the implied fair value of the goodwill in those reporting units compared to carrying amounts and recorded an impairment charge of $27.5 million to impair goodwill of $2.8 million recorded in the Puerto Rico reporting unit and $24.7 million in the Europe reporting unit. This impairment charge is based upon estimates of the fair value of property and equipment and certain intangible assets, including customer relationships. We will finalize these estimates in the first quarter of fiscal 2009.

        The expected volatility in the price of our steel and petroleum-based components and the current uncertainty in the credit and equity markets may impact the estimates used in evaluating goodwill and indefinite lived intangible assets for potential impairment. In light of these changes in market conditions, we will continue to monitor impairment indicators across our reporting units. The total carrying value of our goodwill was $357.1 million and $395.5 million at November 30, 2008 and December 2, 2007, respectively.

        Commitments and Contingencies—We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. A negative outcome of these matters is considered remote, and management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        Income Taxes—We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses and capital loss carryforwards, is not more likely than not. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the Consolidated Financial Statements. Our net deferred tax assets at November 30, 2008 were $15.2 million, net of a $27.9 million valuation allowance.

        Effective December 3, 2007, we adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"), as described in Note 1 to the Consolidated Financial Statements included in Item 8 herein. Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified.

        Conditional Asset Retirement Obligations—In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 became effective for fiscal years ending after December 15, 2005. We adopted FIN 47 as of the beginning of fiscal 2006 and have recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, we recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities as of November 28, 2005. During fiscal 2008, 2007 and 2006, we recognized an additional $0.3 million, $0.1 million, and $0.3 million, respectively, in property, plant and equipment and other noncurrent liabilities for leases entered into during the year. We also recognized accretion expense of $0.1 million during fiscal 2008 and 2007. An insignificant amount of accretion expense was recognized during fiscal 2006. These resulted from obligations in certain of our facility leases that require us to return those properties to the same or similar condition at the end of the lease as existed when we began using those facilities. Although the lease termination dates range from 2009 to 2023, we may be able to renegotiate such leases to extend the terms.

        In addition to the above obligations, we also own certain factories that contain asbestos. Current regulations require that we remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although we are not required to remove the asbestos unless renovation or demolition occurs, we are required to monitor and ensure that it remains stable and notify any potential buyer of its existence. In the fourth quarter of 2006, we recognized an asset retirement obligation of $0.1 million to remove asbestos at a U.S. facility that was renovated in the second quarter of fiscal 2007. Also, in fiscal 2007, we removed asbestos at a European facility. We have recognized an asset retirement obligation of $0.2 million for the remaining asbestos in our European facilities. We have not recognized asset retirement obligations in our financial statements for asbestos at any other facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which we may be required to remove and dispose of the asbestos is unknown or cannot be estimated. We currently have no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

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

Merger and Recapitalization

        On April 6, 2004, we completed a merger with an entity owned by affiliates of KKR whereby KKR acquired approximately 92% of our capital stock. Certain of our stockholders prior to the merger, including affiliates of Bain Capital, LLC and others, which we refer to collectively as Rollover Stockholders, retained approximately an 8% interest in our capital stock. Additionally, we refinanced our existing credit agreements in connection with this merger. Subsequently on September 29, 2004, Sealy Mattress Company (a 100% owned subsidiary of the Company), completed an exchange offer whereby all of the senior subordinated notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes).

Results of Operations

Tabular Information

        The following table sets forth our summarized results of operations for fiscal years 2008, 2007 and 2006, expressed in thousands of dollars as well as a percentage of each year's net sales:

	Fiscal year(1)
	2008		2007		2006
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$1,498,023	100.0%	$1,702,065	100.0%	$1,582,843	100.0%
Cost of goods sold(2)	913,982	61.0	992,455	58.3	874,927	55.3

Gross profit	584,041	39.0	709,610	41.7	707,916	44.7
Selling, general and administrative expenses(2)	482,566	32.2	545,608	32.1	499,614	31.6
Expenses associated with IPO	—	—	—	—	28,510	1.8
Goodwill impairment loss	27,475	1.8	—		—	—
Amortization of intangibles	3,692	0.2	3,356	0.2	5,707	0.4
Restructuring expenses	3,126	0.2	—	—	—	—
Royalty income, net of royalty expense	(17,327)	(1.2)	(18,562)	(1.1)	(18,855)	(1.2)

Income from operations	84,509	5.8	179,208	10.5	192,940	12.1
Interest expense	60,464	4.0	63,976	3.8	71,961	4.5
Debt extinguishment and refinancing	5,378	0.4	1,222	0.1	9,899	0.6
Other income, net	(397)	—	(421)	—	(750)	—

Income before income taxes and cumulative effect	19,064	1.4	114,431	6.6	111,830	7.0
Income taxes	21,931	1.5	35,058	2.1	37,576	2.4

Income before cumulative effect of change in accounting principle	(2,867)	(0.1)	79,373	4.5	74,254	4.6
Cumulative effect of change in accounting principle	—	—	—	—	287	—

Net income (loss)	$(2,867)	(0.1)%	$79,373	4.5%	$73,967	4.6%

Effective tax rate	115.0%		30.6%		33.6%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 30, 2008 and November 26, 2006 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

(2)
Included in our selling, general and administrative expenses for fiscal years 2008, 2007 and 2006 were $91.1 million, $91.2 million, and $80.7 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to our customers, including approximately $7.3 million, $8.4 million and $8.6 million, respectively, of costs associated with internal transfers between our plant locations. With respect to these costs, our cost of goods sold may not be comparable with that reported by other entities.

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Fiscal year(1)
	2008	2007	2006
Americas:
United States	70.5%	74.5%	76.4%
Canada	12.5	11.5	10.6
Other	7.1	5.8	5.3

Total Americas	90.1	91.8	92.3
Europe	9.9	8.2	7.7

Total	100.0%	100.0%	100.0%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 30, 2008 and November 26, 2006 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	Fiscal year(1)
	2008		2007		2006
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$1,349,283	100.0%	$1,561,739	100.0%	$1,460,972	100.0%
Cost of goods sold	799,026	59.2	887,975	56.9	788,221	54.0

Gross profit	550,257	40.8	673,764	43.1	672,751	46.0
United States (US Dollars):
Net sales	1,055,682	100.0	1,266,355	100.0	1,209,012	100.0
Cost of goods sold	626,678	59.4	719,537	56.8	645,131	53.4

Gross profit	429,004	40.6	546,818	43.2	563,881	46.6
Total International (US Dollars):
Net sales	442,341	100.0	435,710	100.0	373,831	100.0
Cost of goods sold	287,304	65.0	272,918	62.6	229,796	61.5

Gross profit	155,037	35.0	162,792	37.4	144,035	38.5
Canada:
US Dollars:
Net sales	187,672	100.0	196,264	100.0	167,763	100.0
Cost of goods sold	108,795	58.0	111,737	56.9	93,699	55.9

Gross profit	78,877	42.0	84,527	43.1	74,064	44.1
Canadian Dollars:
Net sales	195,373	100.0	210,724	100.0	190,371	100.0
Cost of goods sold	113,431	58.1	120,004	56.9	106,336	55.9

Gross profit	81,942	41.9	90,720	43.1	84,035	44.1
Other Americas (US Dollars):
Net sales	105,929	100.0	99,120	100.0	84,197	100.0
Cost of goods sold	63,553	60.0	56,701	57.2	49,391	58.7

Gross profit	42,376	40.0	42,419	42.8	34,806	41.3
Europe:
US Dollars:
Net sales	148,740	100.0	140,326	100.0	121,871	100.0
Cost of goods sold	114,956	77.3	104,480	74.5	86,706	71.1

Gross profit	33,784	22.7	35,846	25.5	35,165	28.9
Euros:
Net sales	99,699	100.0	103,350	100.0	97,982	100.0
Cost of goods sold	76,947	77.2	76,885	74.4	69,530	71.0

Gross profit	22,752	22.8%	26,465	25.6%	28,452	29.0%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 30, 2008 and November 26, 2006 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

Year Ended November 30, 2008 Compared With Year Ended December 2, 2007

        Net Sales.    Our consolidated net sales for the year ended November 30, 2008 were $1,498.0 million, a decrease of $204.0 million, or 12.0% from the year ended December 2, 2007. Fiscal year 2007 was a 53 week year, while fiscal year 2008 was a 52 week year. The decrease in net sales attributable to the 53rd week in fiscal 2007 was $32.3 million or 1.9% of fiscal 2007 net sales. Total Americas net sales were $1,349.3 million for fiscal 2008, a decrease of 13.6% from fiscal 2007. This decrease was primarily related to our U.S. operations within the Americas segment. Total U.S. net sales of $1,055.7 million for fiscal 2008 declined $210.7 million from $1,266.4 million in fiscal 2007, a decrease of 16.6%. The net sales attributable to the 53rd week in 2007 for the U.S. were $26.2 million. The U.S. net sales decrease of $210.7 million was attributable primarily to a 19.0% decrease in wholesale unit volume, partially offset by a 1.6% increase in wholesale average unit selling price. The decrease in unit volume was affected by weak retail demand, which intensified in our fiscal fourth quarter. Sales of our new Posturepedic, SmartLatex and Sealy branded products outperformed the rest of the portfolio. The slight increase in average unit selling price was due in part to the price increases taken in December 2007 and July 2008. Average unit selling price was also favorably impacted by the $3.7 million favorable impact from the change in the estimated reserve for non-warranty product returns. Partially offsetting these favorable effects was the impact of increased floor sample discounts related to new product introductions as well as softer sales of higher price point products such as Stearns & Foster. In Canada, local currency sales decreases of 7.3% translated into decreases of 4.4% in U.S. dollars as retail demand in this market increasingly deteriorated during the year. Local currency sales decreases in our Canadian market were driven by a 7.5% decrease in unit volume, offset by a 0.2% increase in average unit selling price. The decrease in unit volume is primarily attributable to declines brought about because of a weak retail environment in this market. Elsewhere in the Americas, we experienced sales gains in our Mexico and Argentina markets. However, retail demand in these markets has also begun to decline. In our Europe segment, local currency sales decreases of 3.5% translated into an increase of 6.0% in U.S. dollars. Local currency sales decreases in the European market were attributable to an 11.5% decrease in unit volume driven by decreased sales of latex bed cores to other manufacturers, partially offset by a 9.0% increase in average unit selling price associated with price increases to our customers to offset some of the increased cost of raw materials. Finished goods sales in Europe decreased 3.4% in local currency in fiscal 2008.

        Gross Profit.    Gross profit for fiscal 2008 was $584.0 million, a decrease of $125.6 million compared to fiscal 2007. The 2007 results include the impact of the 53rd week, which represented $13.1 million. As a percentage of net sales, gross profit in fiscal 2008 decreased 2.7 percentage points to 39.0%. This was due to a decrease in gross profit margins within both of our segments. Total Americas gross profit in fiscal 2008 decreased $123.5 million to $550.3 million, which as a percentage of sales, represented a decrease of 2.3 percentage points to 40.8%. The decrease in gross profit for the Americas segment was primarily driven by a decrease in the U.S. gross profit in fiscal 2008. U.S. gross profit decreased $117.8 million to $429.0 million or 40.6% of net sales, which is a decrease of 2.6 percentage points of net sales from the prior year period. The decrease in percentage of net sales was driven primarily by higher inflation on core inputs such as steel and foam. In addition, the domestic gross profit margin relative to the prior year was negatively impacted by less absorption of overhead expenses due to lower volume and reduced sales of higher price point products such as Stearns & Foster. Additionally, incremental costs of approximately $8.1 million were incurred in fiscal 2008 as compared to fiscal 2007 related to compliance with July 2007 federal flame retardant regulations. The U.S. gross profit was positively impacted by a change in accounting estimate related to our warranty returns reserves recorded in the second quarter of fiscal 2008 which resulted in a reduction of cost of sales of approximately $2.5 million. Also, U.S. gross profit was positively impacted by continued improvements in manufacturing efficiencies, particularly factory labor and product scrap costs. The results of fiscal 2007 include $2.5 million of refunds on lumber tariffs received from Canadian suppliers (see Note 18 of the Consolidated Financial Statements in Item 8) as well as $2.1 million more startup costs associated with the latex facility in Mountain Top, Pennsylvania. In Canada, our gross profit margin decreased 1.1 percentage points to 42.0% of net sales primarily due to less absorption of overhead expenses due to lower sales volumes and rising material costs. In our

Europe segment, the gross profit margin decrease resulted from manufacturing ineffiencies experienced related to lower production volume and price competition experienced in the OEM business.

        Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $63.0 million to $482.6 million for fiscal 2008 compared to $545.6 million for fiscal 2007. As a percentage of net sales, selling, general, and administrative expenses was 32.2% for fiscal 2008 compared to 32.1% for fiscal 2007. The decrease in selling, general and administrative expenses is primarily due to $41.3 million of lower volume driven variable expenses and reductions in fixed costs. Actions taken to reduce fixed costs included $14.4 million of reductions in compensation related expenses, and $12.9 million less promotional expenses related to more efficient launches of new products in the U.S. as compared to fiscal 2007. In addition, spending on professional services and other discretionary items declined relative to fiscal 2007. Reduced sales drove a reduction of $41.3 million in volume variable expenses comprised of a $37.6 million decrease in cooperative advertising costs partially offset by higher transportation costs, a $3.7 million increase in bad debt costs and the impact of significantly higher foreign currency valuations relative to the U.S. dollar. The fixed cost reductions were partially offset by $6.6 million of costs associated with a reduction in personnel and executive search costs. The selling, general and administrative expense recorded in fiscal 2007 also reflected the gain on the sale of our Orlando facility of $2.6 million as well as $3.9 million of costs associated with an organizational realignment.

        Goodwill impairment loss.    During fiscal 2008, we recognized a total non-cash charge of $27.5 million related to the impairment of goodwill of our Puerto Rico and Europe reporting units. The impairment was indicated by an update to our fiscal 2008 annual impairment testing of goodwill performed in the fourth quarter of fiscal 2008. The goodwill impairment reflected an estimated reduction in the fair value of Puerto Rico and Europe as a result of lower expected cash flows for the business and represents the entire goodwill balances for those reporting units. We will complete our analysis of these fair values in the first quarter of fiscal 2009 and reflect any change in the estimate at that time, if necessary. No such impairments were identified in fiscal 2007.

        Restructuring and related costs.    We recognized pretax restructuring costs of $3.1 million during the year ended November 30, 2008. No such costs were recognized during the year ended December 2, 2007. These charges primarily relate to the following actions:

        In the first quarter of fiscal 2008, management made the decision to cut back the manufacturing operations in Brazil and move to a business model under which significantly more product will be supplied by production from other Sealy manufacturing facilities. As a result, the Company incurred charges of $0.5 million related to employee severance and related benefits. The Company does not expect to incur additional restructuring charges related to this activity. The plan was completed in the fourth quarter of fiscal 2008.

        In the third quarter of fiscal 2008, management elected to close its administrative offices near Milan, Italy and relocate these activities to its manufacturing facility in Silvano, Italy. This closure resulted in the elimination of approximately 10 employees who elected not to relocate in the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring charge related to this action of $0.2 million during the year ended November 30, 2008, the majority of which related to employee severance and benefits. An insignificant amount of this charge was related to relocation costs. This plan was completed in the fourth quarter of fiscal 2008.

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. This facility was closed on October 17, 2008. This closure resulted in the elimination of approximately 114 positions, the majority of which occurred in the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring and impairment charge related to this action of $2.5 million during fiscal 2008, of which $1.6 million was related to employee severance and benefits and other exit costs, and $0.9 million of which was non-cash in nature, related to fixed asset impairment charges. The impairment charges were recognized based on the difference between the carrying value and the amount expected to be recovered through sale of the property, plant and equipment. The Company expects to incur additional restructuring charges related to this activity of approximately $0.1 million to $0.2 million, principally in the form of relocation costs, which are expected to be recorded in first quarter of fiscal 2009, after which time the plan should be complete.

        Royalty Income, net of royalty expense.    Our consolidated royalty income, net of royalty expense, for fiscal 2008 decreased $1.2 million to $17.3 million from fiscal 2007, primarily due to a decrease in international licensee sales.

        Interest Expense.    Our consolidated interest expense in fiscal 2008 decreased $3.5 million from fiscal 2007. Our weighted average borrowing costs for fiscal 2008 and 2007 were 7.5% and 7.8%, respectively. Our borrowing cost and the related interest expense decreased because of lower interest rates on the unhedged variable rate component of our floating rate debt offset partially by an increase in the outstanding amount on our revolving credit facility. The borrowing cost was also reduced because of the retirement of $68.1 million of our 2014 Notes late in fiscal 2007.

        Debt Extinguishment and Refinancing Expenses.    During fiscal 2008, we incurred cash charges of $5.4 million related to the amendment of our senior credit facility which represents amounts paid to the creditors in connection with the amendment. During fiscal 2007, we incurred $1.2 million of debt extinguishment costs consisting of $1.7 million of non-cash charges offset by a $0.5 million gain related to the retirement of $68.1 million of our 2014 Notes.

        Income Tax.    Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for fiscal 2008 and fiscal 2007 was 115.0% and 30.6%, respectively. The effective rate for the fiscal 2008 period was increased by 84.4% due to lower pre-tax income and the impairment of goodwill for our Puerto Rico and Europe reporting units which is not tax deductible. The effective rate for the fiscal 2007 period was reduced by a benefit of approximately $4.4 million resulting from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures due to the expiration of statutes of limitations and approximately $1.8 million from the reduction of the valuation allowance on capital loss carryforwards due to the availability of capital gains, and the reversal of previously established valuation allowances for Mexican deferred tax assets, partially offset by valuation allowances established during the year.

Year Ended December 2, 2007 Compared With Year Ended November 26, 2006

        Net Sales.    Our consolidated net sales for the year ended December 2, 2007 were $1,702.1 million, an increase of $119.2 million, or 7.5% from the year ended November 26, 2006. Fiscal year 2006 was a 52 week year, while fiscal year 2007 was a 53 week year. The increase in net sales attributable to the 53rd week was $32.3 million. Total Americas net sales were $1,561.7 million for fiscal 2007, an increase of 6.9% over fiscal 2006. This increase was primarily related to our U.S. and Canadian operations within the Americas segment. Total U.S. net sales were $1,266.4 million for fiscal 2007 compared to $1,209.0 million for fiscal 2006. In response to the challenging market conditions in the U.S. bedding industry and increased competition in the luxury portion of the market, our focus has been on driving unit volume. By driving unit volume, we were able to maintain the number of slots on the floors of our retail customers. We believe that by maintaining these slots, we are in a better position to take advantage of any improvement in industry conditions, and more importantly, insure that we will have sufficient distribution points for new products. This strategy drove a U.S. net sales increase of $57.3 million which was attributable to an 8.8% increase in unit volume, partially offset by a 3.7% decrease in average unit selling price. The increase in unit volume is primarily attributable to the strong performance of our Sealy brand promotional product sales, which were up 16% from the prior year period, and growth of our specialty bedding product sales, which increased 64% over the comparable prior year period. The decrease in our average unit selling price is primarily due to the higher volume of lower priced mattresses, such as our Sealy brand promotional products and lower sales of higher priced luxury innerspring products. In addition, strategic pricing actions were taken on selected products such as the Stearns & Foster and TrueForm lines to drive unit volume. In Canada, local currency sales gains of 10.7% translated into gains of 17.0% in U.S. dollars. Local currency sales gains in our Canadian market were driven by a 16.2% increase in unit volume, combined with a 4.8% decrease in average unit selling price. The changes in unit volume and average unit selling price were the result of selective pricing actions and promotional activity with national accounts. Elsewhere in the Americas, we experienced sales gains in our Mexico and Argentina markets. In our Europe segment, local currency sales gains of 5.5% translated into an increase of 15.1% in U.S. dollars. Local currency sales gains in the European market were attributable to a 67.5% increase in unit volume driven by increased sales of latex bed cores to other manufacturers, combined with a 37.0% decrease in average unit selling price associated with the increased sales of lower priced latex bed cores. Finished goods sales in Europe increased 7.0% in local currency or 16.3% in U.S. dollars in fiscal 2007.

        Gross Profit.    Gross profit for fiscal 2007 was $709.6 million, an increase of $1.7 million compared to fiscal 2006. The 2007 results include the impact of the 53rd week, which represented $13.1 million. As a percentage of net sales, gross profit decreased 3.0 percentage points to 41.7%. This was due primarily to a decrease in our U.S. and Canada gross profit margins within our Americas segment. Total Americas gross profit increased $1.0 million to $673.8 million, which as a percentage of sales, represented a decrease of 2.9 percentage points to 43.1%. U.S. gross profit decreased $17.1 million to $546.8 million or 43.2% of net sales, which is a decrease of 3.4 percentage points of net sales from the prior year period. This decrease in percentage of net sales was driven by the addition of $26.4 million of flame retardant materials to our products, the change in product mix and strategic pricing actions mentioned above and $2.6 million of start-up costs associated with the new latex facility in Mountain Top, Pennsylvania. In addition, 2006 results included a $5.7 million favorable adjustment due to changes in estimates underlying the reserves for workers' compensation claims in 2006 and prior years. Partially offsetting these effects were continued improvements in our manufacturing efficiencies, lower employee health insurance costs arising from our transition to a new third party administrator, as well as $2.5 million of refunds on lumber tariffs received from Canadian suppliers (see Note 18 of the Consolidated Financial Statements in Item 8). On a per unit basis, U.S. material costs increased 5.1% over the prior year due primarily to additional costs to make our products compliant with the 2007 federal flame retardancy regulations, partially offset by improved yield on raw materials. In Canada, our gross profit margin decreased 1.0 percentage points to 43.1% of net sales primarily due to pricing actions taken that reduced average unit selling prices. In our Europe segment, the gross profit margin decrease resulted from increased sales of lower priced latex bed cores to other manufacturers, which carry a lower unit price and gross margin.

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

        Expenses Associated With IPO.    During fiscal 2006, we incurred $34.2 million of expenses directly related to the IPO, which included approximately $17.5 million of transaction related bonuses paid to management employees and $11.0 million paid to KKR for the termination of the Management Services Agreement, and $5.7 million in expenses related to debt retirement and non-cash compensation. (see Note 2 of the Consolidated Financial Statements in Item 8).

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

        Debt Extinguishment and Refinancing Expenses.    During fiscal 2007, we incurred $1.2 million of debt extinguishment costs consisting of $1.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $68.1 million of our 2014 Notes. During fiscal 2006, we incurred $9.9 million of debt extinguishment costs consisting of $3.6 million of cash expenses and $1.7 million of non-cash charges related to the extinguishment of debt retired using proceeds from the IPO as well as $0.5 million of cash expenses and $4.1 million of non-cash charges related to the refinancing of our senior term debt in August, 2006.

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

Liquidity and Capital Resources

Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal uses of funds consist of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $25.0 million for the year ended November 30, 2008 and we expect the level of capital expenditures to reduce significantly in fiscal 2009. During fiscal 2008, there was no significant spending for additional production capacity. We believe that annual capital expenditure limitations in our current credit agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At November 30, 2008, we had approximately $44.7 million available under our revolving credit facility, which is scheduled to mature in 2010, after taking into account letters of credit issued totaling $15.9 million. Our net weighted average borrowing cost was 7.5% and 7.8% for the years ended November 30, 2008 and December 2, 2007, respectively.

        Due to concern over our ability to remain in compliance with our maximum leverage and minimum interest coverage ratios under our senior credit facility, we entered into the Second Amendment to the Third Amended and Restated Credit Agreement on November 14, 2008. This amendment loosened the restrictions provided by these ratios in the near term. These ratios are currently 5.85 times for the maximum leverage ratio and 2.00 for the minimum interest coverage ratio and become more restrictive over time under the amended agreement and reduce to 4.00 times for the maximum leverage ratio and increase to 2.75 times for the minimum interest coverage ratio by June 2010. In connection with the amendment, we paid an amendment fee to the lenders of $3.9 million which represents 75 basis points on the outstanding balance under the senior credit facility as well as an arrangement fee of approximately $1.5 million. Additionally, the amendment had the effect of significantly increasing the applicable margin rates for our senior secured term loans by 300 to 325 basis points and by 275 basis points for our senior revolving credit facility. Given the significant amount of debt outstanding under the senior credit facility, the increased interest rates will have a significant impact on our required interest payments to be made in future periods. However, we believe that we will have sufficient liquidity provided by operating cash flow to be able to satisfy the level of debt service requirements as revised by this amendment.

        Based on our ability to amend the secured credit facility as discussed above and our periodic borrowings under the senior revolving credit facility during fiscal 2008 for amounts above the amounts required to fund operations in order to ensure the availability of funds under the agreement, we believe that we will be able to obtain additional funds as necessary under this arrangement during fiscal 2009 in order to support our operations.

        As a result of the IPO completed April 12, 2006, approximately $90 million of the net proceeds were used to retire the Senior Subordinated PIK Notes including accrued interest and prepayment penalties thereon, and approximately $52 million was used to repurchase and retire $47.5 million of the aggregate principal amount outstanding under our 2014 Notes along with accrued interest and market premiums thereon. We also retired $68.1 million of our 2014 Notes during fiscal 2007. Since August 25, 2006, the date of the Third Amended and Restated Credit Agreement, we have repaid $62.9 million of the outstanding balance of the term loans, including $26.2 million of payments made in fiscal 2008.

Debt

        We have incurred debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in April 2010 and senior secured term loan facilities maturing in August 2011 and August 2012. Outstanding balances on these senior facilities were $441.6 million at November 30, 2008. We also have an outstanding principal balance of $273.9 million at November 30, 2008 on our 2014 Notes.

        On August 25, 2006, we amended our senior secured credit agreement to provide for two senior secured term loans, one for $300 million maturing August 25, 2011 and one for $140 million maturing August 25, 2012. As indicated above, we amended our senior secured credit agreement in fiscal 2008 to make the financial leverage and interest coverage ratios less restrictive. The 2008 amendment also increased the applicable interest rate margins charged on the senior secured term loans and senior revolving credit facility, by 325 basis points on the $300 million term loan, 300 basis points on the $140 million term loan and 275 basis points on the senior revolving credit facility. In addition, this amendment also increased the percentage of excess cash flow that is required to be used to prepay loans beginning with the 2009 fiscal year. The total amount of $125 million available under our senior revolving credit facility was unchanged by the amendment. However, certain amendments were made to the availability of these funds through the swing-line provisions of the agreement. In connection with the 2008 amendment, we incurred a charge of $5.4 million during the fourth fiscal quarter of 2008 for fees and expenses related to the amendment. Since August 25, 2006 we have repaid $33.9 million of the original $140 million outstanding on our term loan maturing August 25, 2012 and $28.9 million of the original $300 million outstanding on our term loan maturing August 25, 2011.

        Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. As of January 2, 2009, we have $76.5 million outstanding under our revolving credit facility.

        Borrowings under the new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin of 4.50% for Eurodollar loans and 3.75% for ABR loans. As amended, beginning in fiscal 2009, we may be required to make principal prepayments that are equal to 75% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, reducing to 50% if our leverage ratio is less than or equal to 4.00 to 1.00. We do not expect there to be any mandatory prepayments due in fiscal 2009.

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

        Additionally, we entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro, and 3.5 million Euro which fix the floating interest rate on the debt of our Europe segment at 4.92%, 4.85%, and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. We have not formally documented these interest rate swaps as hedges. Therefore, changes in the fair value of these interest rate swaps are recorded as a component of interest expense.

        Subsequent to year-end, on December 1, 2008, the Company entered into two interest rate swap agreements effective December 4, 2008. The first of these swaps fixes the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance under the senior credit facility through November 4, 2009. The second of these swaps fixes the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance under the senior credit facility through February 4, 2010. The Company will select the Eurodollar rate on the hedged portion of the senior credit facility during the term of these swaps.

        The outstanding 2014 Notes, which are publicly traded, registered securities, consist of $273.9 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. During the second quarter of fiscal 2006, we used a portion of the proceeds from the IPO to retire approximately $47.5 million aggregate principal amount of the 2014 Notes. During the third and fourth quarters of fiscal 2007, we retired an additional $28.0 million and $40.1 million, respectively, aggregate principal amount of the 2014 Notes. There were no retirements of the 2014 Notes in fiscal 2008.

        At November 30, 2008 we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. During the fourth quarter of fiscal 2008, the Company made a voluntary prepayment on its Tranche A term loan of $11.3 million. This prepayment was allocated to the mandatory principal payments under Tranche A due in February, May and August of 2009. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our Company's stock. Our ability to repurchase common stock under this program is restricted by the Company's Third Amended and Restated Credit Agreement as amended. As of November 30, 2008, we had repurchased $16.3 million under this program, of which none was repurchased during the fourth quarter of fiscal 2008. From December 1, 2008 through January 2, 2009, there were no repurchases of shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following November 30, 2008. We will be required to make scheduled principal payments of approximately $21.3 million during the next twelve months, with $3.8 million for our senior secured term loans, $1.9 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time to the extent permitted by our debt covenants.

        While we believe that we will have the necessary liquidity through our operating cash flow and revolving credit facility for the next year to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future borrowings under the senior credit agreements in an amount sufficient to enable us to do so. In addition, we rely on the revolving credit facility to provide a significant portion of our operational cash flow needs and debt service requirements. While this facility remains in place through April 2010, we expect there will be a need to refinance this debt upon its maturity. Additionally, the senior and subordinated debt mature in the following years through 2014, and we will likely be required to refinance this debt as it matures. We may not be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

Dividend

        During fiscal 2008, the Company paid out dividends totaling $6.8 million.

        The Company announced on April 8, 2008 that its Board of Directors voted to suspend the Company's quarterly dividend. This decision is intended to increase our financial flexibility and will enable it to better allocate its capital in order to enhance shareholder returns over time. Our senior secured credit facilities contain restrictions on our ability to pay dividends such as meeting a minimum leverage ratio. We currently do not meet this requirement. Therefore, we do not currently expect a dividend will be declared during the first fiscal quarter of 2009.

Cash Flow Analysis

        The following table summarizes our changes in cash:

	Fiscal year(1)
	2008	2007	2006
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$53,713	$94,382	$58,225
Investing activities	(24,913)	(37,369)	(30,337)
Financing activities	(18,669)	(86,218)	(18,938)
Effect of exchange rate changes on cash	1,858	(1,808)	116

Change in cash and cash equivalents	11,989	(31,013)	9,066
Cash and cash equivalents:
Beginning of period	14,607	45,620	36,554

End of period	$26,596	$14,607	$45,620

    (1)
    We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 30, 2008 and November 26, 2006 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

Year Ended November 30, 2008 Compared With Year Ended December 2, 2007

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $40.7 million to a $53.7 million net source of cash for the year ended November 30, 2008, compared to a $94.4 million net source of cash for the year ended December 2, 2007. This decrease has been primarily driven by a reduction in net income from fiscal 2007 of $82.2 million. This decrease has been partially offset by changes in working capital driven primarily by a reduction in accounts receivable balances.

        Cash Flows used in Investing Activities.    Our cash flows used in investing activities decreased approximately $12.5 million from fiscal 2007 primarily due to $17.5 million lower capital expenditures for fiscal 2008 as compared with the prior fiscal year. The decreased capital expenditures were primarily due to the completion of our new facility in Orlando, Florida, the completion of the Mountain Top, Pennsylvania facility and the commencement of work on a second production line at the same facility and the construction of a warehouse at our production site in Italy in fiscal 2007. These expenditures were partially offset by $5.0 million lower proceeds on sales of assets. Fiscal 2007 results included $4.8 million received from the sale of our Orlando, Florida facility.

        Cash Flows used in Financing Activities.    Our cash flow used in financing activities for the year ended November 30, 2008 decreased $67.5 million to a net use of $18.7 million from a net use of $86.2 million for the year ended December 2, 2007. This decrease has been driven by $20.6 million less of dividend payments and $4.4 million less net borrowings against our senior revolving credit facility in fiscal 2008. Further, in fiscal 2007, $16.3 million was used to repurchase our common stock, $68.1 million was used to retire a portion of our 2014 Notes and $11.6 million was used for payments on our senior secured term loans.

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

        Cash Flows from Investing Activities.    Our cash flows used in investing activities increased approximately $7.0 million from fiscal 2006 primarily due to $11.6 million higher capital expenditures for fiscal 2007 as compared with the prior fiscal year. The increased capital expenditures were primarily due to the completion of our new facility in Orlando, Florida, the completion of the Mountain Top, Pennsylvania facility and the commencement of work on a second production line at the same facility and the construction of a warehouse at our production site in Italy. These expenditures were partially offset by $4.5 million higher proceeds on sales of assets, including $4.8 million received from the sale of our Orlando, Florida facility.

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

Debt Covenants

        Our long term obligations contain various financial tests and covenants. The senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing the 2014 Notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, each of which we have previously filed with the Securities and Exchange Commission. As of November 30, 2008 our calculated maximum leverage ratio was 4.69 times compared with a requirement of 5.85 times and our minimum interest coverage ratio was 2.87 times compared with a requirement of 2.00 times.

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

        The following table sets forth a reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA for the year ended November 30, 2008 (in thousands):

Net loss	$(2,867)
Interest expense	60,464
Income taxes	21,931
Depreciation and amortization	33,954

EBITDA	113,482
Unusual and nonrecurring losses:
Goodwill impairment	27,475
Debt refinancing costs	5,378
Executive severance	3,470
Non-cash compensation	3,375
Restructuring related costs	3,402
Non-executive severance	2,549
Other (various)(a)	7,795

Adjusted EBITDA	$166,926

    (a)
    Consists of various immaterial adjustments.

        The following table reconciles EBITDA to cash flows from operations for the year ended November 30, 2008 (in thousands):

EBITDA	$113,482
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(60,464)
Income taxes	(21,931)
Non-cash charges against (credits to) net income:
Deferred income taxes	8,317
Non-cash interest expense	2,395
Other, net	27,855
Changes in operating assets & liabilities	(15,941)

Cash flow from operations	$53,713

        As of and during the fiscal years ended November 30, 2008, December 2, 2007 and November 26, 2006, we were in compliance with the covenants contained within our debt instruments.

Off-Balance Sheet Arrangements

        We occupy premises and utilize equipment under operating leases that expire at various dates through 2023. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the fiscal years ended November 30, 2008,

December 2, 2007 and November 26, 2006, we recognized lease expenses of $21.6 million, $20.7 million and $19.6 million, respectively.

        We are involved in a joint venture to develop markets for Sealy branded products in Asia. The joint venture is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. We account for our interest in the joint venture under the equity method, and our net investment of $3.1 million is recorded as a component of "Debt issuance costs, net", and other assets within the Consolidated Balance Sheet at November 30, 2008. We believe that any possible commitments arising from this joint venture will not be significant to our consolidated financial position or results of operations.

Contractual Obligations and Commercial Commitments

        As previously discussed, our debt at November 30, 2008 consists of $64.4 million outstanding under a $125 million senior secured revolving credit facility maturing in 2010, $270.0 million outstanding under a senior secured term loan facility maturing in 2011, $107.2 million outstanding under a senior secured term loan facility maturing in 2012, $273.9 million outstanding aggregate principal amount of senior subordinated notes due 2014, $42.3 million due on our financing obligations and an additional $25.5 million of other borrowings, most of which are owed by our international subsidiaries.

        We engage in various hedging activities in order to mitigate the risk of variability in future cash flows resulting from floating interest rates on our debt and projected foreign currency purchase requirements. Accordingly, we have entered into contractual arrangements for interest rate swaps and forward purchases of foreign currency. The related assets and liabilities associated with the fair value of such derivative instruments are recorded on our balance sheet. Changes in the fair value of these derivatives are recorded in our income statement, except for those associated with those agreements which have been designated as cash flow hedges for accounting purposes.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company has not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following November 30, 2008.

        We adopted FIN 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As of the date of the adoption, our reserve for uncertain tax positions (including penalties and interest) was $10.5 million. At November 30, 2008, the entire reserve for uncertain tax positions of $22.6 million (including penalties and interest) of which $8.8 million is classified as a noncurrent asset and $31.4 million is classified as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. As such, the unrecognized tax benefit liabilities are not included in the table below.

        Our contractual obligations and other commercial commitments as of November 30, 2008 are summarized below (in thousands):

Contractual Obligations	2009	2010	2011	2012	2013	After 2014	Total Obligations
Principal maturities of long-term debt	$21,243	$143,012	$194,557	$110,545	$3,278	$310,770	$783,405
Projected interest on long-term debt(1)	59,371	58,442	47,739	33,526	24,990	25,262	249,330
Projected cash flows on derivatives(2)	7,865	6,594	1,343	(61)	(41)	(103)	15,597
Operating leases(3)	13,571	12,125	9,658	6,898	4,536	15,759	62,547
Obligations under license agreements(4)	3,810	953	—	—	—	—	4,763
Purchase commitments related to capital expenditures(5)	929	—	—	—	—	—	929

Total	$106,789	$221,126	$253,297	$150,908	$32,763	$351,688	$1,116,571

Other Commercial Commitments	2009	2010	2011	2012	2013	After 2014	Total Commitments
Standby Letters of Credit(6)	$15,863	—	—	—	—	—	$15,863

(1)
$214.1 million of our outstanding debt at November 30, 2008 is subject to variable interest rates. Interest payments are projected based on rates in effect at November 30, 2008 assuming no variable rate fluctuations going forward. After giving effect to the interest rate swap agreements that were entered into on December 1, 2008 which converted another $127.0 million of variable rate debt to a fixed interest rate, an increase in the interest rates applicable to the unhedged portion of our variable rate debt by 1% would result in approximately $0.9 million in additional annual cash interest expense.

(2)
Net cash payments on our hedging instruments consist of the projected net settlements of our interest rate swap as of November 30, 2008 based on the projected interest rates used to value the swap on that date. In addition, we entered into two additional interest rate swaps on December 1, 2008. See Note 24 to the Consolidated Financial Statements.

(3)
Obligations under operating leases include only projected payments under current lease terms, excluding renewal options and assuming no exercise of any purchase options.

(4)
Amounts represent minimum guarantees owed under license agreements.

(5)
We have made firm purchase commitments of approximately $0.9 million as of November 30, 2008 related to the purchase of equipment related to a new product line.

(6)
We issue letters of credit in the ordinary course of business primarily to back our various obligations under workers compensation and other insurance programs, environmental liabilities, and open positions on certain of our derivative instruments. These obligations will renew automatically on an annual basis unless cancelled per our instructions.

        As discussed in Note 16 to our Consolidated Financial Statements included in Item 8, we have a $9.2 million long term obligation arising from underfunded pension plans. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. During fiscal 2009, we estimate that we will make approximately $1.2 million in contributions to the plans. In fiscal 2008, we contributed $2.2 million into the plans. The increase in the funding requirements between years has been driven, in part, by the underperformance of the plan assets during fiscal 2008 due to the slowdown of the overall global economy.

        Only agreements to purchase goods or services with fixed or minimum obligations are included in the schedule above. It does not include normal purchases which are made in the ordinary course of business.

Foreign Operations and Export Sales

        We operate three manufacturing and distribution center facilities in Canada, and one each in Mexico, Argentina, Uruguay and Brazil. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy branded products in South East Asia. We operate a South Korean sales office and use a contract manufacturer to help service the South Korean market. On December 1, 2008, a fifty percent interest in our operations in South Korea was sold for $1.4 million to our Australian licensee and these operations became part of the joint venture. (See Note 24 to the Consolidated Financial Statements in Item 8). We also export products directly into many small international markets, and have license agreements in Thailand, Japan, the United Kingdom, Spain, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic. The results of these export operations are considered a component of our Americas segment.

        In addition, we own Sapsa Bedding S.A.S., a leading European manufacturer of latex bedding products in Europe, with headquarters in Italy and manufacturing operations in France and Italy and which are components of our Europe segment.

Impact of Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of this interpretation effective December 3, 2007. As a result of the adoption of this interpretation, we recorded an increase of approximately $10.5 million to the liability for uncertain tax positions in the Consolidated Balance Sheets for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the December 3, 2007, balance of accumulated deficit. See Note 15 to our Consolidated Financial Statements.

        In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 3, 2007. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which we have not applied the provisions of FAS 157 are as follows: asset retirement obligations, reporting units measured at fair value in the first step of a goodwill impairment test under FAS 142, long-lived assets measured at fair value for an impairment assessment under FAS 146.

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active", which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuance of this FSP.

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted this statement as of December 3, 2007 and have elected not to apply the fair value option to any of our financial instruments.

        In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for us. We are still assessing the potential impact of adoption.

        In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in fiscal 2010. We are still assessing the potential impact of adoption.

        In December 2007, the FASB issued FAS 141(R), "Business Combinations—a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in fiscal 2010. We are still assessing the potential impact of adoption.

        In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 which, among other things, clarified the effective date of FAS 161 to be effective for fiscal years and interim periods beginning after November 15, 2008. Based on this clarification, FAS 161 will be effective for us beginning in the first quarter fiscal 2009. The adoption of this statement will increase the disclosures in the financial statements related to derivative instruments held by us.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Lives of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We will adopt this interpretation as of the beginning of fiscal 2010 and are still assessing the potential impact of adoption.

        In June 2008, the FASB issued FASB Staff Position FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We will adopt this interpretation as of the beginning of fiscal 2010 and are still assessing the potential impact of adoption.

        In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, "Equity Method Investment Considerations", which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We will adopt this issue as of the beginning of fiscal 2010 and are still assessing the potential impact of adoption.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. We will adopt this interpretation in fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of our defined benefit pension plans.

General Business Risk

        Our customers include furniture stores, specialty sleep shops, department stores, membership warehouse clubs, hospitality customers and other stores. In the future, these customers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of locations that carry our products. These customers are also subject to changes in consumer spending and the overall state of the economy, both domestically and internationally. As we have seen in fiscal 2008, our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions such as the global economic downturn we are currently experiencing has made it more difficult for us to maintain and continue our revenue growth. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

Fiscal Year

        We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2007 was a 53-week year. The fiscal years ended November 30, 2008 and November 26, 2006 were 52-week years.

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

  •
  our level of indebtedness;

  •
  interest rate risks;

  •
  access to financial credit by our customers, vendors or us;

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would result in a change of approximately $1.7 million in our earnings. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward contracts. At November 30, 2008, we had five forward foreign currency contracts outstanding to purchase a total of 2.5 million Euros with expiration dates ranging from December 31, 2008 through

December 31, 2009. At November 30, 2008, the fair value of these contracts was a liability of an insignificant amount. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of comprehensive income.

Interest Rate Risk

        We are exposed to interest rate risk on our variable rate debt. To manage this risk, we enter into interest rate swap agreements to convert certain variable rate debt to fixed rate debt. As of November 30, 2008, we had an outstanding interest rate swap agreement effective December 3, 2007 that fixes the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The fair value of this swap instrument was a liability of $15.9 million at November 30, 2008.

        Additionally, we entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro, and 3.5 million Euro which fix the floating interest rate on the debt of our Europe segment at 4.92%, 4.85%, and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. We have not formally documented these interest rate swaps as hedges. Therefore, changes in the fair value of these interest rate swaps are recorded as a component of interest expense. The fair value of these swap instruments was an asset of $0.4 million at November 30, 2008.

        Subsequent to year-end, on December 1, 2008, the Company entered into two interest rate swap agreements effective December 4, 2008. The first of these swaps fixes the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance under the senior credit facility through November 4, 2009. The second of these swaps fixes the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance under the senior credit facility through February 4, 2010.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instrument would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at November 30, 2008, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.3 million dollar impact on our annual interest expense. This is before giving effect to the two new interest rate swap agreements that were entered into on December 1, 2008 for a combined notional amount of $127.0 million.

Commodity Price Risks

        The cost of our steel innerspring, polyurethane foam, polyester and polyethylene component parts are impacted by the unprecedented volatility in the price of steel and petroleum. We expect the cost of these components to decrease at least initially in fiscal 2009 due to an expected decline in related commodity prices. During fiscal 2008, we entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. We do not engage in commodity hedging programs.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (the "Company") as of November 30, 2008 and December 2, 2007, and related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended November 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of November 30, 2008 and December 2, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

        As discussed in Notes 1, 8, 15 and 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", in fiscal 2007 and the Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109", effective December 3, 2007. Also, as discussed in Note 1, the fiscal year ended December 2, 2007 included 53 weeks. The fiscal years ended November 30, 2008 and November 26, 2006 included 52 weeks.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 15, 2009

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except per share amounts)

	November 30, 2008	December 2, 2007
ASSETS
Current assets:
Cash and cash equivalents	$26,596	$14,607
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2008—$24,910; 2007—$26,420)	156,583	208,821
Inventories, net	64,634	73,682
Prepaid expenses and other current assets	30,969	26,497
Deferred income taxes	16,775	20,087

	295,557	343,694

Property, plant and equipment—at cost:
Land	12,489	13,065
Buildings and improvements	144,881	146,137
Machinery and equipment	287,817	270,905
Construction in progress	4,121	12,199

	449,308	442,306
Less accumulated depreciation	(218,560)	(198,434)

	230,748	243,872

Other assets:
Goodwill	357,149	395,460
Other intangibles—net of accumulated amortization (2008—$13,434; 2007—$11,612)	4,945	8,866
Deferred income taxes	3,392	—
Debt issuance costs, net, and other assets	29,083	33,187

	394,569	437,513

Total Assets	$920,874	$1,025,079

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Balance Sheets (Continued)

(in thousands, except per share amounts)

	November 30, 2008	December 2, 2007
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion-long term obligations	$21,243	$36,433
Accounts payable	97,084	135,352
Accrued expenses:
Customer incentives and advertising	34,542	47,754
Compensation	24,797	32,422
Interest	16,432	16,526
Other	44,363	53,398

	238,461	321,885

Long term obligations, net of current portion	762,162	757,322
Other noncurrent liabilities	71,257	50,814
Deferred income taxes	4,962	8,295
Commitments and contingencies	—	—
Common stock and options subject to redemption	8,856	16,156
Stockholders' deficit:
Preferred stock, $0.01 par value; Authorized 50,000 shares; Issued, none	—	—
Common stock, $0.01 par value; Authorized 200,000 shares; Issued and outstanding: 2008—91,800; 2007—90,814 (including shares classified above as subject to redemption: 2008—282; 2007—401)	917	902
Additional paid-in capital	668,547	654,626
Accumulated deficit	(814,298)	(794,160)
Accumulated other comprehensive (loss) income	(19,990)	9,239

	(164,824)	(129,393)

Total Liabilities and Stockholders' Deficit	$920,874	$1,025,079

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	November 30, 2008	December 2, 2007	November 26, 2006
Net sales	$1,498,023	$1,702,065	$1,582,843
Cost of goods sold	913,982	992,455	874,927

Gross profit	584,041	709,610	707,916
Selling, general and administrative expenses (including provisions for bad debts of $10,279, $6,620 and $2,705, respectively)	482,566	545,608	499,614
Expenses associated with intial public offering of common stock	—	—	28,510
Goodwill impairment loss	27,475	—	—
Amortization of intangibles	3,692	3,356	5,707
Restructuring expenses	3,126	—	—
Royalty income, net of royalty expense	(17,327)	(18,562)	(18,855)

Income from operations	84,509	179,208	192,940
Interest expense	60,464	63,976	71,961
Debt extinguishment and refinancing expenses	5,378	1,222	9,899
Other income, net	(397)	(421)	(750)

Income before income tax expense	19,064	114,431	111,830
Income tax expense	21,931	35,058	37,576

Income before cumulative effect of change in accounting principle	(2,867)	79,373	74,254
Cumulative effect of the adoption of FASB Interpretation No. 47, net of related tax benefit of $191	—	—	287
Net income (loss)	$(2,867)	$79,373	$73,967

Earnings (losses) per common share—Basic
Income before cumulative effect of change in accounting principle	$(0.03)	$0.87	$0.89
Cumulative effect of a change in accounting principle	—	—	—

Earnings (losses) per common share—Basic	$(0.03)	$0.87	$0.89

Earnings (losses) per common share—Diluted
Income before cumulative effect of change in accounting principle	$(0.03)	$0.82	$0.83
Cumulative effect of a change in accounting principle	—	—	—

Earnings (losses) per common share—Diluted	$(0.03)	$0.82	$0.83

Weighted average number of common shares outstanding:
Basic	91,231	91,299	83,622
Diluted	91,231	96,337	89,558

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Stockholders' Deficit

(in thousands, except per share amounts)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 27, 2005	$65,322	70,480	$702	$365,900	$(781,463)	$2,638	$(412,223)

Net income	73,967				73,967		73,967
Foreign currency translation adjustment	5,489					5,489	5,489
Excess of additional pension liability over unrecognized prior service cost, net of tax of $66	37					37	37
Change in fair value of cash flow hedge, net of tax of $246	(247)					(247)	(247)
Amortization of dedesignated cash flow hedge, net of tax of $99	(124)					(124)	(124)
Initial public offering (IPO):
Proceeds from IPO, net of underwriting discount of $20,800		20,000	200	299,000			299,200
Direct costs of IPO				(3,852)			(3,852)
Share-based compensation:
Conversion of options to shares in connection with the IPO		192	2	348			350
Compensation associated with stock option grants				1,655			1,655
Directors' deferred stock compensation				464			464
Cash dividend					(138,648)		(138,648)
Exercise of stock options		311	3	(2,730)			(2,727)
Excess tax benefit on options exercised				2,431			2,431
Adjustment of temporary equity subject to redemption			(3)	1,393			1,390

Balance at November 26, 2006	$79,122	90,983	$904	$664,609	$(846,144)	$7,793	$(172,838)

Net income	79,373				79,373		79,373
Foreign currency translation adjustment	11,183					11,183	11,183
Excess of additional pension liability over unrecognized prior service cost, net of tax of $568	(1,160)					(1,160)	(1,160)
Adjustment to initially adopt FASB Statement 158, net of income taxes of $699						(1,028)	(1,028)
Change in fair value of cash flow hedge, net of tax of $4,667	(7,549)					(7,549)	(7,549)
Share-based compensation:
Compensation associated with stock option grants				2,124			2,124
Directors' deferred stock compensation				281			281
Cash dividend					(27,389)		(27,389)
Repurchase of common stock		(1,057)	(11)	(16,242)			(16,253)
Exercise of stock options		888	9	(6,888)			(6,879)
Excess tax benefit on options exercised				6,585			6,585
Adjustment of temporary equity subject to redemption				4,107			4,107
Other				50			50

Balance at December 2, 2007	$81,847	90,814	$902	$654,626	$(794,160)	$9,239	$(129,393)

Net loss	(2,867)				(2,867)		(2,867)
Foreign currency translation adjustment	(25,047)					(25,047)	(25,047)
Adjustment to defined benefit plan liability, net of tax of $1,045	(1,644)					(1,644)	(1,644)
Change in fair value of cash flow hedge, net of tax of $1,559	(2,538)					(2,538)	(2,538)
Cumulative effect of a change in accounting principle—adoption of FIN 48					(10,460)		(10,460)
Share-based compensation:
Compensation associated with stock option grants				2,981			2,981
Directors' deferred stock compensation				26			26
Current period expense from restricted stock awards				222			222
Cash dividend					(6,811)		(6,811)
Exercise of stock options		986	14	(882)			(868)
Excess tax benefit on options exercised				407			407
Expiration of retiree put liability				2,372			2,372
Adjustment of common stock and options subject to redemption			1	8,795			8,796

Balance at November 30, 2008	$(32,096)	91,800	$917	$668,547	$(814,298)	$(19,990)	$(164,824)

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended
	November 30, 2008	December 2, 2007	November 26, 2006
Cash flows from operating activities:
Net income (loss)	$(2,867)	$79,373	$73,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,954	30,493	30,185
Deferred income taxes	8,317	(5,207)	2,037
Goodwill and asset impairment charges	28,348	—	—
Non-cash interest expense:
Senior Subordinated PIK Notes	—	—	3,348
Amortization of debt issuance costs and other	2,395	(469)	1,511
Share-based compensation	3,392	2,891	2,658
Excess tax benefits from share-based payment arrangements	(406)	(6,585)	—
Loss (gain) on sale of assets	625	(1,695)	478
Write-off of debt issuance costs related to debt extinguishments	—	1,770	6,302
Cumulative effect of accounting change	—	—	478
Other, net	(4,104)	5,980	(13,914)
Changes in operating assets and liabilities:
Accounts receivable	37,566	(5,285)	(15,133)
Inventories	5,844	(5,456)	(3,297)
Prepaid expenses and other current assets	(3,035)	(2,251)	(5,557)
Accounts payable	(29,922)	13,243	(6,088)
Accrued expenses	(27,469)	(8,597)	(6,570)
Other liabilities	1,075	(3,823)	(12,180)

Net cash provided by operating activities	53,713	94,382	58,225

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,975)	(42,434)	(30,872)
Proceeds from sale of property, plant and equipment	62	5,065	535

Net cash used in investing activities	(24,913)	(37,369)	(30,337)

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discount and other direct costs of $24,489	—	—	295,348
Cash dividends	(6,811)	(27,389)	(138,648)
Proceeds from issuance of long-term obligations	9,305	—	—
Repayments of long-term obligations, including discounts taken of $460 in 2007 and premiums paid of $2,703 in 2006	(44,455)	(79,202)	(611,614)
Borrowings under new credit facility	—	—	440,000
Borrowings under revolving credit facilities	283,527	233,990	172,181
Repayments under revolving credit facilities	(260,617)	(206,643)	(177,155)
Repurchase of common stock	—	(16,253)	—
Exercise of employee stock options, including related excess tax benefits	482	7,166	2,559
Debt issuance costs	(100)	—	—
Other	—	2,113	(1,609)

Net cash used in financing activities	(18,669)	(86,218)	(18,938)

Effect of exchange rate changes on cash	1,858	(1,808)	116

Change in cash and cash equivalents	11,989	(31,013)	9,066
Cash and cash equivalents:
Beginning of period	14,607	45,620	36,554

End of period	$26,596	$14,607	$45,620

Supplemental disclosures:
Taxes paid (net of tax refunds of $159, $94 and $233 in fiscal 2008, 2007 and 2006, respectively)	$22,882	$39,944	$42,430
Interest paid	$58,164	$62,097	$68,101

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements

Note 1: Basis of Presentation and Significant Accounting Policies

Business

        Sealy Corporation and its subsidiaries (the "Company") is engaged in the consumer products business and manufactures, distributes and sells conventional bedding products including mattresses and box springs, as well as specialty bedding products which include latex and visco-elastic mattresses. The Company's products are manufactured in a number of countries in North and South America and Europe. Substantially all of the Company's trade accounts receivables are from retail customers.

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

        All stock share amounts presented in the Consolidated Financial Statements and in the notes thereto have been restated to reflect a 0.7595 to 1 reverse stock split, which became effective on March 23, 2006.

        On April 12, 2006, the Company completed an initial public offering ("IPO") of its common stock, raising $299.2 million of net proceeds after deducting the underwriting discount. See Note 2 for further details on the sources and uses of cash from the IPO. Effective May 25, 2006, Sealy Corporation was named a guarantor of the 2014 Notes. At November 30, 2008, KKR controlled approximately 51% of the issued and outstanding common stock of the Company.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

At November 30, 2008, the Company is not a beneficiary in a VIE and does not have a significant variable interest in any variable interest entity for which it is not the primary beneficiary.

Fiscal Year

        The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2007 was a 53-week year. The fiscal years ended November 30, 2008 and November 26, 2006 were 52-week years. The net sales and gross profit attributable to the 53rd week in fiscal 2007 was $32.3 million and $13.1 million, respectively.

Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of this interpretation effective December 3, 2007. As a result of the adoption of this interpretation, the Company recorded an increase of approximately $10.5 million to the liability for uncertain tax positions in the Consolidated Balance Sheets for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the December 3, 2007 balance of accumulated deficit. See Note 15.

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

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active", which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. This FSP is effective immediately and includes those periods for which financial statements have not been issued. The Company currently does not have any financial assets that are valued using inactive markets, and as such is not impacted by the issuance of this FSP.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of December 3, 2007 and has elected not to apply the fair value option to any of its financial instruments.

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

        In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, "Equity Method Investment Considerations", which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company will adopt this issue as of the beginning of fiscal 2010 and is still assessing the potential impact of adoption.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of its defined benefit pension plans.

Revenue Recognition

        The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. The recognition criteria are met when title and risk of loss have transferred from the Company to the buyer, which is upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. The Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, slotting fees and supply agreement amortization, in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-09") and records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether the customers will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Accordingly, $101.4 million, $104.4 million, and $96.7 million were recorded as a reduction of revenue for fiscal 2008, 2007 and 2006, respectively, associated with EITF 01-09.

Product Delivery Costs

        Included in the Company's selling, general and administrative expenses in the consolidated statement of operations for fiscal 2008, 2007 and 2006 were $91.2 million, $91.2 million, and $80.7 million, respectively, in shipping and handling costs associated with the delivery of finished

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

mattress products to its customers, including approximately $7.3 million, $8.4 million and $8.6 million, respectively, of costs associated with internal transfers between plant locations.

Concentrations of Credit and Other Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, foreign currency forward contracts and interest rate swap arrangements. The Company places its cash and cash equivalents with major financial institutions and limits the amount of credit exposure to any one institution.

        The Company's accounts receivable arise from sales to numerous customers in a variety of markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 25.4%, 23.5% and 19.1% of the Company's net sales for the years ended November 30, 2008, December 2, 2007, and November 26, 2006, respectively. No single customer accounted for more than 10% of the Company's net sales in fiscal 2008, 2007 or 2006. During 2008, the economic environment became more challenging and caused a higher occurrence of bankruptcies for mattress retailers and caused many smaller mattress retailers to exit the market. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Such losses, in the aggregate, have not materially exceeded management's estimates.

        The counterparties to the Company's foreign currency and interest rate swap agreements are major financial institutions. The Company has not experienced non-performance by any of its counterparties nor does the Company expect there to be non-performance risks associated with our derivative counterparties at November 30, 2008.

        The Company is presently dependent upon a single supplier for certain polyurethane foam components in its mattress units manufactured in the Americas. Such components are purchased under a measured supply agreement, and are manufactured in accordance with proprietary process designs exclusive to the supplier. The Company has incorporated these methods of construction into many of its branded products. The Company continues to develop alternative supply sources, allowing acquisition of similar component parts which meet the functional requirement of various product lines. The Company also purchases a portion of its box spring parts from third party sources and manufactures the remainder of these parts. The Company is also dependent on a single supplier for the visco-elastic components and assembly of its TrueForm product line. The related product in which these components and assembly processes are used does not represent a significant portion of our overall sales. Except for its dependence regarding certain polyurethane foam and visco-elastic components and assembly of its TrueForm product line, the Company does not consider itself to be dependent upon any single outside vendor as a source of supply to its conventional bedding or specialty businesses, and the Company believes that sufficient sources of supply for the same, similar or alternative components are available.

        Approximately 58% of the employees at the Company's 25 North American plants are represented by various labor unions with separate collective bargaining agreements. The Company's current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2009 through 2011. Of the employees covered by collective bargaining agreements,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

approximately 45% are under contracts expiring in fiscal 2009. Certain employees at the Company's international facilities are also covered by collective bargaining agreements, which expire at various terms between fiscal 2009 and 2011.

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

Foreign Currency

        Subsidiaries located outside the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' deficit (accumulated other comprehensive income (loss)) and are not tax effected since they relate to investments which are permanent in nature. At November 30, 2008 and December 2, 2007, accumulated foreign currency translation adjustments were $(5.0 million) and $20.0 million, respectively. Foreign currency transaction gains and losses are recognized in selling, general and administrative expenses at the time they occur. The Company recorded foreign currency transaction (losses) gains of ($1.4 million), $0.5 million, and $0.5 million in fiscal 2008, 2007, and 2006, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity at the time of purchase of three months or less to be cash equivalents. Included as cash equivalents are money market funds that are stated at cost, which approximates market value.

Checks Issued In Excess of Funds on Deposit

        Accounts payable and accrued compensation expenses include reclassifications of book overdrafts in the amounts of $15.8 million and $0.9 million at November 30, 2008, and $10.7 million and

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

$1.4 million at December 2, 2007, respectively. The change in the reclassified amount of checks issued in excess of funds on deposit is included in cash flows from operations in the statements of cash flows.

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

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and five to fifteen years for machinery and equipment. The Company uses the straight-line method for calculating the provision for depreciation. Depreciation expense for fiscal 2008, 2007, and 2006 was $30.3 million, $27.1 million, and $24.5 million, respectively.

        The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Impairment charges recognized related to property, plant and equipment within the Americas segment for fiscal 2008 were $0.9 million and relate to the closure of the Company's manufacturing facility in Clarion, Pennsylvania. These charges have been recorded as a component of restructuring expenses in the Consolidated Statements of Operations (See Note 23). No such charges were recognized in fiscal 2007 or 2006. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined based upon estimates of the amount to be recovered upon disposal of the facility. Such assets which meet the criteria of FAS 144 to be reported as "assets held for sale" are shown as such in the accompanying balance sheets,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

and consist of land and buildings at the Company's closed manufacturing facilities and facilities that the Company is actively marketing for sale and that the Company expects to sell within one year. It is Company policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software.

Goodwill

        Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. In accordance with FAS 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized but must be reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company performs at least an annual assessment of goodwill for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company assesses recoverability using several methodologies, which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit and discount rates. Discount rates are based upon the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the discounted fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, the Company would recognize impairment for the excess of carrying value over fair value. In connection with its interim evaluation of goodwill in the fourth quarter of 2008, the Company recorded a non-cash charge of $2.8 million and $24.7 million related to the impairment of the goodwill of its Puerto Rico and Europe reporting units, respectively (See Note 8). No impairment charges related to goodwill were recognized in fiscal 2007 or 2006.

Debt Issuance Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Additional interest expense arising from such prepayments during the fiscal 2007 and 2006 was $0.1 million and $0.3 million, respectively. There were no such prepayments in the year ended November 30, 2008. However, in connection with the Second Amendment to the Third Amended and Restated Credit Agreement, the Company paid fees to the creditor in the amount of $5.4 million, which were recorded as a component of debt extinguishment and refinancing expenses in the Consolidated Statements of Operations. In accordance with the provisions of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" ("EITF 96-19"), these costs were expensed as incurred. The Company also paid approximately $0.1 million of fees to third parties that were deferred and will be amortized over the

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

life of the amended agreement. The Company has the following amounts recorded in debt issuance costs, net, and other assets:

	November 30, 2008	December 2, 2007
Gross cost	$11,035	$16,863
Accumulated amortization	(2,395)	(5,928)

Net deferred debt issuance costs	$8,640	$10,935

Royalty Income and Expense

        The Company recognizes royalty income based on sales of Sealy, Stearns & Foster, and Bassett branded product by various licensees. The Company recognized gross royalty income of $17.6 million, $19.2 million, and $19.2 million in fiscal 2008, 2007, and 2006, respectively. The decrease in royalty income in fiscal 2008 from the levels experienced in fiscal 2007 and fiscal 2006 is based on the decreased sales in the international markets through which we license our product. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of $0.3 million, $0.6 million, and $0.4 million, in fiscal 2008, 2007, and 2006 respectively.

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

        Effective December 3, 2007, the Company adopted the provisions of FIN 48. Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities, no issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in an assessment and payment of taxes related to these positions during the one year following December 2, 2007.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Advertising Costs

        The Company expenses all advertising costs as incurred. In accordance with EITF 01-09, the estimated fair value of cooperative advertising costs paid to customers are recorded as a component of selling, general and administrative expense within the Consolidated Statements of Operations when the customer provides proof of advertising. We periodically assess the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising expenses, including cooperative advertising, for fiscal 2008, 2007, and 2006 amounted to $155.5 million, $188.9 million, and $162.5 million, respectively.

Warranties

        The Company's warranty policy provides a ten year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a twenty year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, the last ten years of which are prorated on a straight-line basis. In 2006, the Company introduced Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is prorated for part of the twenty years; however, the Right Touch line was discontinued in the third quarter of fiscal 2008. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. The estimate involves an average lag time in days between the sale of a bed and the date of its return, applied to the current rate of warranty returns.

        In 2007, the Company amended its warranty policy on Sealy branded promotional bedding to three years for the new line introduced in January 2007 and shipped in the second quarter of fiscal 2007. The impact of this change to the warranty policy did not have a significant impact on the Company's financial results or position.

        During fiscal 2008, the Company completed an analysis of its returns claims experience based on historical return trends for the Company's U.S. business, which is a component of the Americas segment, using newly available information as a result of a new and improved product return process that allows it to better track and match claims received to the sales for which those claims were initially recorded. This analysis was applied to both its warrantable and other product returns. The effect of this change in estimate for warranty claims was to reduce other accrued liabilities and cost of sales by approximately $2.5 million. The change in estimate for other product returns increased accounts receivable balances by approximately $3.7 million, with a corresponding increase in net sales. For fiscal 2008, the change in estimate increased operating income by $6.2 million and net income by $3.8 million. This change in estimate also increased net income per both basic and diluted share by $0.04 for fiscal 2008.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        The change in the Company's accrued warranty obligations for the fiscal 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Accrued warranty obligations at beginning of period	$15,964	$15,349	$14,321
Warranty claims(1)	(20,034)	(17,389)	(15,832)
Warranty provisions(2)	23,032	18,004	16,860
Change in estimate (see Note 4)	(2,475)	—	—

Accrued warranty obligations at end of period	$16,487	$15,964	$15,349

(1)
Warranty claims for the year ended November 30, 2008 include approximately $11.9 million for claims associated with products sold prior to December 2, 2007 that are still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. The Company utilizes warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $5.9 million, $6.2 million, and $5.5 million for fiscal 2008, 2007 and 2006, respectively.

(2)
The provision for fiscal year 2008 includes an increase of approximately $0.5 million relating to decreased recoverable salvage value included in the warranty obligation estimate. The provision for fiscal year 2007 includes a decrease of approximately $2.1 million relating to increased recoverable salvage value included in the warranty obligation estimate. The provision for fiscal year 2006 includes a decrease of approximately $1.7 million relating to increased recoverable salvage value included in the warranty obligation estimate.

Self-Insurance

        The Company is self-insured for certain losses related to medical claims with excess loss coverage of $375,000 per claim per year. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers' compensation. The Company's recorded liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from the Company's estimates, the Company's results of operations could be impacted. During fiscal 2008, we recognized a reduction of reserves of $1.3 million. This was in part due to a continued reduction in the severity and number of claims. Also contributing to the decrease in the reserve was a prepayment of claims that was made prior to November 30, 2008 During fiscal 2007, the Company recognized a reduction of reserves totaling $0.9 million due to favorable loss development from a reduction in both the frequency and severity of historical claims experience. During fiscal 2006, the Company recognized a reduction of reserves totaling $5.7 million, which included a $2.3 million change in estimate due to a change from industry loss development factors to the Company's own historical loss development factors. The

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

remaining change relates to favorable loss development due to a reduction in both the frequency and severity of historical claims experience. These charges related to plant labor and are therefore included in cost of goods sold for the period.

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

Conditional Asset Retirement Obligations

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 became effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 as of the beginning of fiscal 2006 and has recorded an adjustment as of November 28, 2005, the first day of fiscal 2006, of approximately $0.3 million, net of income tax benefit of $0.2 million, to recognize the cumulative effect of the accounting change. In addition, the Company recorded $0.1 million in property, plant and equipment and a liability of $0.6 million in other noncurrent liabilities as of November 28, 2005. The initial obligations recognized resulted from obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2009 to 2023, the Company may be able to renegotiate such leases to extend the terms. After the initial adoption of FIN 47, the Company entered into additional leases with provisions similar to those described above which required the recognition of additional asset retirement obligations in fiscal 2006, 2007, and 2008.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

facility that was renovated in the second quarter of fiscal 2007. Also, in fiscal 2007, the Company removed asbestos at a European facility. The Company has recognized an asset retirement obligation of $0.2 million for the remaining asbestos in its European facilities. The Company has not recognized asset retirement obligations in its financial statements for asbestos at any other facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

        FIN 47 results in the ongoing recognition of costs related to the depreciation of the assets and the accretion of the liability. The Company recognized accretion and depreciation expense of $0.1 million in fiscal 2008 and 2007. An insignificant amount of accretion and depreciation expense was recognized in fiscal 2006. A reconciliation of the carrying amount of our asset retirement obligation which is recorded as a component of other noncurrent liabilities in the Consolidated Balance Sheets for the years ended November 30, 2008 and December 2, 2007 is as follows:

	2008	2007
	(in thousands)
Asset retirement obligations at beginning of year	$1,322	$1,112
Liabilities incurred	129	273
Payments made	—	(125)
Revisions in estimated cash flows	137	—
Reversal of obligation for facilities exited	(126)	—
Accretion expense	50	62

Asset retirement obligations at end of year	$1,512	$1,322

Derivative Financial Instruments

        The Company uses financial instruments, including forward exchange and swap contracts to manage its exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments allows the Company to reduce its overall exposure to fluctuations in interest rates and foreign exchange rates.

        The Company formally documents its hedging relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges and the changes in the fair value related to those hedging instruments that are not designated as hedges for accounting purposes are reported in the

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Consolidated Statements of Operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting and any deferred gains or losses are recorded in the Consolidated Financial Statements.

        Derivatives are recorded in the Consolidated Balance Sheets at fair value which is based upon an income approach which consists of a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates.

Share-Based Compensation

        The Company has adopted the provisions of FAS No. 123 (revised 2004) "Share Based Payment" ("FAS 123(R)"). The Company applies the provisions of FAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled (See Note 3). The Company elected to use the alternative short cut method described in FASB Staff Position 123(R)-3 for determining the pool of available paid in capital against which any future tax benefit deficiencies arising from the exercise of options may be offset (the "APIC pool"). The Company shall continue to account for any portion of awards outstanding at August 29, 2005 using the provisions of Accounting Principles Board Opinion No. 25, as previously permitted under FAS 123.

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
Source of Proceeds:
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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Initial Public Offering of Common Stock and Use of Proceeds (Continued)

        The Consolidated Statements of Operations for the year ended November 26, 2006 also include the following charges related to the IPO and associated debt extinguishments:

(in millions)
Cash charges:
Compensation expense associated with transaction bonuses	$17.5
Fee paid to KKR for termination of Management Services Agreement	11.0

Total charges included in "expenses associated with initial public offering of common stock"	28.5
Cash premiums and prepayment penalties totaling $3.6 million plus non-cash charges of $1.7 million resulting from the repurchase of 2014 Notes and retirement of PIK Notes, included in "debt extinguishment and refinancing expenses"	5.3
Non-cash compensation resulting from the conversion of certain equity share options into common stock, included in "selling, general and administrative expenses"	0.4

Total charges related to the IPO	$34.2

Note 3: Share-Based Compensation

  Share-Based Payment Arrangements

        At November 30, 2008, the Company has five share-based compensation plans as described below. The compensation cost that has been charged against income for those plans, included in selling, general and administrative expenses for fiscal years 2008, 2007, and 2006 was $3.4 million, $3.0 million, and $2.6 million, respectively. The non-cash compensation expense recognized for the fiscal year 2008 includes a charge of approximately $0.9 million related to modifications of awards given to certain former executive officers of the Company. This charge has been recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. The total income tax benefit recognized in the statements of operations for share based compensation arrangements was $1.3 million, $1.2 million, and $1.1 million for fiscal years 2008, 2007, and 2006, respectively. No share based compensation cost has been capitalized and included in any assets in the accompanying consolidated balance sheets. Cash received from the exercise of share options under all plans during fiscal 2008, 2007, and 2006 was $0.1 million, $0.9 million, and $0.1 million, respectively, with tax benefits realized upon exercise during each fiscal year of $3.0 million, $8.1 million, and $3.8 million, respectively.

  1998 Plan

        Prior to the merger with KKR, all outstanding options were issued under the 1998 Stock Option Plan ("1998 Plan"). Options under the 1998 Plan were granted as Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. The options vested either 20% on the first through fifth anniversary of the grant or 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant. On April 6, 2004, all outstanding options under the 1998 Plan, whether or not vested, other than certain options held by members of management that those members elected to rollover (the "Rollover Options"), were cancelled and converted into a right to receive cash consideration upon the completion of the merger with KKR. The Rollover Options,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

which had an aggregate initial intrinsic value of $24.6 million at the time of the merger with KKR, represent options to purchase Class A common stock in Sealy Corporation and are fully vested. The expiration dates of the existing options converted to Rollover Options were uniformly extended to ten years from the date of the merger, thus resulting in a new measurement date and recognition of expense for the intrinsic value. Unless modified subsequent to August 29, 2005, all Rollover Options which remain outstanding will continue to be accounted for using the intrinsic value method of APB 25 in accordance with the transition method described above. Because all options under the 1998 Plan are accounted for under the intrinsic value method with the minimum value method having been used for disclosure purposes in previously issued financial statements, no information is presented herein with regard to significant assumptions used for fair value estimation purposes or regarding weighted average grant date fair value. At November 30, 2008, there is no unrecognized compensation cost related to the 1998 Plan. A summary of option activity under the 1998 Plan as of November 30, 2008, and changes for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding December 2, 2007	3,109,454	$1.44
Exercised	(1,173,976)	1.35

Outstanding November 30, 2008 (all fully vested and exercisable)	1,935,478	$1.50
Weighted average remaining contractual term	5.4 years
Aggregate intrinsic value at November 30, 2008 (in thousands)	$2,921

  2004 Plan

        The Company's Board of Directors adopted the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") that provides for the grant of cash and cashless exercise stock options, restricted stock awards, stock appreciation rights and/or dividend equivalent rights to management, other key employees and non-employee directors on terms and subject to conditions as established by the Compensation Committee of Sealy Corporation's Board of Directors or certain of the committee's designees. The 2004 Stock Option Plan provided twenty million shares of Class A common stock for grants as new shares. Upon Sealy's March 23, 2006 reverse stock split of 0.7595, the Company has taken the position that only 15,190,000 shares are reserved for grants under the 2004 Stock Option Plan.

        Options under the 2004 Plan are granted in part as: 1) "time options," which vest and become exercisable ratably on a monthly basis generally over the first three to five years following the date of grant; 2) "old performance options," which were granted prior to fiscal 2008 and vest and become exercisable over the fiscal years through fiscal year 2008 upon the achievement of certain EBITDA performance targets, and in any event by the eighth anniversary of the date of grant; and 3) "new performance options," issued during fiscal 2008, which vest and become exercisable only upon achievement of certain EBITDA performance targets and do not have a time vesting component. As of November 30, 2008, approximately 6,067,516 million time options and 3,881,004 million performance options were issued and outstanding. The Company has not met the EBITDA performance targets for fiscal 2008 for the old performance options; thus, the 2008 and 2007 portions of these options have not become vested based on the accelerated vesting provisions. Since management has determined that the

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

cumulative EBITDA performance targets for the old performance options granted between the third fiscal quarter of 2006 and the end of fiscal 2007 will not be met, these performance options are being amortized over the first eight years following the date of grant. Management has also determined that the cumulative EBITDA performance targets for the new performance options granted during fiscal 2008 will not be met and therefore has not recognized any compensation expense related to options to purchase 674,532 shares of common stock since these options do not vest if the performance targets are not achieved. Approximately 49% of the total outstanding performance options are vested as of November 30, 2008.

        Unless modified subsequent to August 29, 2005, all options issued under the 2004 Plan, which were outstanding at August 29, 2005, will continue to be accounted for using the intrinsic value method of APB 25. Options granted under the 2004 plan subsequent to that date will be accounted for using the fair value method under FAS 123(R).

        As of November 30, 2008, there was $6.7 million of unrecognized compensation costs associated with grants under the 2004 Plan. That cost is expected to be recognized over a weighted average period of 5.1 years. The weighted average grant date fair value for all option grants during fiscal 2008, 2007 and 2006 was $2.04, $5.16, and $4.79 per option, respectively. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 were $8.4 million, $21.0 million, and $9.9 million, respectively. The Company valued these stock option grants using the Black-Scholes valuation model or the trinomial lattice model as appropriate under the circumstances, with the following assumptions:

Year ended
	November 30, 2008	December 2, 2007	November 26, 2006
Expected volatility	40% - 60%	30%	30%
Expected dividend yield	0.00% - 3.35%	1.76% - 2.24%	1.86% - 2.42%
Expected term (in years)	5.66 - 6.53	6.71 - 8.39	5.00 - 9.29
Risk free rate	1.35% - 3.48%	4.19% - 4.85%	4.69% - 5.21%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is based on the Company's then current quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date for options granted prior to the suspension of the dividend in the second quarter of fiscal 2008. The expected dividend yield for options granted after the decision was made to suspend the dividend was assumed to be zero. Expected term is estimated based on the simplified method allowed under Staff Accounting Bulletin No. 107, issued by the United States Securities and Exchange Commission, for options valued using the Black-Scholes valuation model. For options valued using the trinomial lattice model, expected term is based on an analysis of the early exercise behavior of employees. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        The Company also recognized compensation expense during fiscal 2006 related to 192,236 options which were converted to shares of stock in connection with the IPO on April 6, 2006. Non-cash compensation of approximately $0.4 million, reflecting the excess of the fair value of the shares received over the fair value of the options converted, is included in selling, general and administrative expenses. Cash compensation expense of approximately $2.8 million, resulting from the payment of taxes on behalf of employees benefiting from the conversion, is included in "expenses associated with initial public offering of common stock" in the accompanying Consolidated Statements of Operations.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

        A summary of option activity under the 2004 Plan as of November 30, 2008, and changes for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding December 2, 2007	9,304,343	$8.06
Granted	3,396,805	$5.29
Exercised	(162,154)	$5.78
Forfeited	(2,590,474)	$8.81

Outstanding November 30, 2008	9,948,520	$6.96
Weighted average remaining contractual term	6.3 years
Aggregate intrinsic value (in thousands)	$0
Exercisable at November 30, 2008	4,884,594
Weighted average remaining contractual term	6.0 years
Aggregate intrinsic value (in thousands)	$0

  Special Retiree Put Obligations

        Concurrent with the merger with KKR in 2004, three officers of the Company were given options to sell their shares of stock in Sealy Corporation back to the Company upon their retirement. The sales price per share is based on a formula which takes into account changes in the Company's equity since the merger and recapitalization, including, among other things, consolidated net income, additional capital contributions, and capital distributions. The Company recognized an initial retiree put obligation concurrent with the recapitalization of approximately $2.5 million to recognize the resulting obligation to repurchase shares retained by Company stockholders prior to the April 6, 2004 merger with KKR ("Rollover Shares") held by these officers. Subsequent changes in the calculated sales price per share, primarily resulting from the consolidated net income of Sealy Corporation and subsidiaries subsequent to the merger with KKR in 2004 and the IPO in 2006, dividend distributions in July 2004 and quarterly since the IPO, and certain other equity transactions resulted in compensation expense of $0.2 million, $0.5 million and $0.1 million for the fiscal years 2008, 2007, and 2006, respectively. This expense is recorded as a component of selling, general and administrative expense. The right to sell the vested shares of the Company's common stock expired during fiscal 2008 and $1.5 million of the related liability has been reclassified from other noncurrent liabilities to common stock and options subject to redemption and $2.4 million of the related liability has been reclassified from other noncurrent liabilities to additional paid in capital within the accompanying Consolidated Balance Sheet as of November 30, 2008 (See Note 21). The balance of the retiree put obligation, included in other noncurrent liabilities, at December 2, 2007 was $3.7 million. The Company's method of accounting for the retiree put obligation did not change as a result of its adoption of FAS 123(R).

  Restricted Share Awards

        During the third quarter of fiscal 2008, the Board of Directors of the Company approved a grant to the President and Chief Executive Officer of the Company of 291,971 restricted shares of Company common stock. Two-thirds of such restricted shares will vest on the second anniversary of the grant date, and one-third of such restricted shares will vest on the third anniversary of the grant date. On November 6, 2008, affiliates of Kohlberg Kravis Roberts & Co. L.P. delivered to the Company a written

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

consent of shareholders approving amendments to the 2004 Plan, which permits the grant of restricted stock awards under the 2004 Plan. Since this approval was considered perfunctory after the Board of Directors approval of the issuance of these shares and the related amendments to the plan document the Company treated these shares as having been granted on July 22, 2008.

        The 291,971 restricted shares outstanding have a grant date fair value of $6.85 based on the closing price of the Company's common stock as of the date of grant which is considered to be representative of fair value. The rights associated with these shares are the same as those of the Company's outstanding common shares (Note 22) except that they cannot be sold by the holder until the end of the vesting period. Compensation expense recognized during fiscal 2008 related to these restricted shares was $0.2 million. As of November 30, 2008, the remaining unrecognized compensation cost related to restricted stock awards was $1.8 million, which is expected to be recognized over the remaining vesting period of 2.6 years. As of November 30, 2008, none of the outstanding restricted stock awards have vested.

  Directors' Deferred Stock Compensation

        Under the Sealy Corporation Directors' Deferred Compensation Plan, adopted as of the beginning of fiscal 2005, the members of the Company's Board of Directors may make an annual election to receive their fees in the form of equity share units in lieu of cash. The number of units received is determined based on the number of shares that could be purchased with the directors' fees at the current fair value of the shares. Directors will receive additional units for shares that could be purchased with future dividends, if any. Following a director's departure from the board, but no sooner than six months thereafter, the director may receive payment for the balance of the deferred compensation share units. The form of payment, whether in shares of stock or in cash equivalent to the fair value of the shares at the time of payment, is at the discretion of the Company. The Company accounts for share units issued under the Plan as equity awards, recognizing a charge against earnings for the compensation expense associated with the Plan, with a corresponding credit to additional paid-in capital. Share units issued following the adoption of FAS 123(R) are not adjusted for subsequent changes in the fair value of the underlying stock, although units outstanding at the date of adoption continue to be so adjusted. During fiscal 2008, the Company recognized an insignificant amount of compensation expense related to this Plan. During the fiscal years 2007 and 2006, the Company recognized compensation expense of $0.3 million and $0.5 million, respectively, related to this Plan. A summary of share unit activity under the Sealy Corporation Directors' Deferred Compensation Plan as of November 30, 2008, and changes for the year then ended, is presented below:

	Share Units	Weighted Average Grant Date Fair Value
Outstanding December 2, 2007	78,752	$11.58
Granted	56,532	5.83

Outstanding November 30, 2008 (all fully vested at grant date)	135,284	$9.17

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 4: Change in Estimate

        During fiscal 2008, the Company completed an analysis of its returns claims experience based on historical return trends for the Company's U.S. business, which is a component of the Americas segment, using newly available information as a result of a new and improved product return process that allows it to better track and match claims received to the sales for which those claims were initially recorded. This analysis was applied to both its warrantable and other product returns. The effect of this change in estimate for warranty claims was to reduce other accrued liabilities and cost of sales by approximately $2.5 million. The change in estimate for other product returns increased accounts receivable balances by approximately $3.7 million, with a corresponding increase in net sales. For the year ended November 30, 2008, the change in estimate increased operating income by $6.2 million and net income by $3.8 million. This change in estimate also increased net income per both basic and diluted share by $0.04 for the year ended November 30, 2008.

Note 5: Inventories

        The components of inventory as of November 30, 2008 and December 2, 2007 were as follows:

	November 30, 2008	December 2, 2007
Raw materials	$27,335	$30,327
Work in process	29,140	27,647
Finished goods	8,159	15,708

	$64,634	$73,682

Note 6: Assets Held for Sale

        The Company sold assets held for sale with a carrying value of $2.3 million in March 2007. In connection with this sale, a pretax gain on sale of the facility of approximately $2.6 million was recorded as a reduction of selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 7: Assets Constructed on Behalf of the Company

        The Company has engaged third parties to construct production facilities to be leased by the Company. EITF No. 97-10, "The Effect of Lessee Involvement in Asset Construction" ("EITF 97-10"), is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed. EITF 97-10 requires the Company to be considered the owner, for accounting purposes, of these production facilities. Accordingly, in fiscal 2007, the Company recorded an additional $5.2 million in property, plant and equipment with an offsetting financing obligation in the Consolidated Balance Sheets for a facility that was placed in service in February 2007. In fiscal 2008, the Company amended one of these leases which had the effect of extending the lease term. Based on this amendment, an additional $1.6 million of property, plant and equipment with an offsetting financing obligation was recognized in the Consolidated Balance Sheets. During the lease terms, the Company recognizes building depreciation and interest expense for the obligations. The Company has recorded $38.4 million and $39.0 million as of November 30, 2008 and December 2, 2007, respectively in buildings related to these facilities. The associated financial obligations are $42.3 million and $41.7 million as of November 30, 2008 and December 2, 2007, respectively in the Consolidated Balance Sheets. The recording of these assets is a non-cash item for the purposes of the Consolidated Statements of Cash Flow.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Goodwill and Other Intangible Assets

        The Company assesses goodwill at least annually for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company assesses recoverability using several methodologies, including the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization (EBITDA). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the indicated fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

        In the fourth quarter of fiscal 2008, market conditions deteriorated significantly. This deterioration resulting from the global economic downturn had not yet matured or been considered in our annual test of goodwill. Because of the potential impact of these conditions on the Company's projections and the indicated fair value of our reporting units, the Company performed an interim evaluation of goodwill in the fourth quarter of 2008 reflecting its current views regarding the impact of the changed economic environment. This analysis indicated potential impairment in the goodwill of the Europe and Puerto Rico reporting units. As a result the Company estimated the implied fair value of the goodwill in those reporting units compared to carrying amounts and recorded an impairment charge of $27.5 million to impair goodwill of $2.8 million recorded in the Puerto Rico reporting unit and $24.7 million in the Europe reporting unit. The impairment charge is based upon estimates of the fair value of property and equipment and certain intangible assets, including customer relationships. The Company will finalize these estimates in the first quarter of fiscal 2009.

        The expected volatility in the price of our steel and petroleum-based components and the current uncertainty in the credit and equity markets may impact the estimates used in evaluating goodwill and indefinite-lived intangible assets for potential impairment. In light of these changes in market conditions, we will continue to monitor impairment indicators across our reporting units.

        No impairment of goodwill was identified related to the Company's other reporting units or its other intangible assets. The Company did not record any impairment charges during fiscal 2007 or 2006 related to goodwill or other intangible assets.

        The changes in the carrying amount of goodwill for the years ended November 30, 2008 and December 2, 2007 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of November 26, 2006	$362,675	$25,529	$388,204
Increase due to foreign currency translation	4,268	2,988	7,256

Balance as of December 2, 2007	366,943	28,517	395,460
Impairment loss	(2,831)	(24,644)	(27,475)
Decrease due to foreign currency translation	(6,963)	(3,873)	(10,836)

Balance as of November 30, 2008	$357,149	$—	$357,149

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Goodwill and Other Intangible Assets (Continued)

        Other intangibles as of November 30, 2008 and December 2, 2007, which are all in the Americas segment, consisted of the following:

	2008	2007
	(in thousands)
Licenses	$18,379	$20,478
Less accumulated amortization	(13,434)	(11,612)

Total other intangibles	$4,945	$8,866

        Licenses are amortized on the straight-line method over periods ranging from 5 to 15 years. The Company expects to recognize amortization expense relating to these intangibles of $3.0 million in 2009, $0.5 million in 2010, $0.3 million in 2011, $0.3 million in 2012, $0.3 million in 2013 and $0.5 million thereafter.

        In connection with the adoption of FAS 158 as discussed in Note 16, the intangible pension asset for unamortized prior service costs was eliminated in fiscal 2007 as an adjustment to accumulated other comprehensive income.

Note 9: Long Term Obligations

        Long term debt as of November 30, 2008 and December 2, 2007 consisted of the following:

	November 30, 2008	December 2, 2007
	(in thousands)
Senior revolving credit facility	$64,400	$41,600
Senior secured term loans	377,181	403,393
Senior subordinated notes	273,945	273,945
Financing obligations(1)	42,348	41,674
Other	25,531	33,143

	783,405	793,755
Less current portion	(21,243)	(36,433)

	$762,162	$757,322

    (1)
    Financing obligations are related to facilities in which the Company was involved in the construction that have been capitalized in accordance with EITF 97-10. The related leases have terms ranging from 10 to 16 years.

  Senior Credit Facility

        On August 25, 2006, the Company entered into the Third Amended and Restated Credit Agreement (the "Third Amended and Restated Credit Agreement"), which amended and restated the Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement refinanced the $440 million then outstanding under the Second Amended and Restated Credit Agreement in two tranches, Tranche A for $300 million maturing August 25, 2011 and Tranche E for $140 million maturing August 25, 2012. The Third Amended and Restated Credit Agreement also reduced the applicable interest rate margins charged on the senior secured term loan, provided certain financial leverage ratio tests are met. In addition, the Third Amended and Restated

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Long Term Obligations (Continued)

Credit Agreement provided Sealy Corporation with greater flexibility to receive dividend distributions from its subsidiaries, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met.

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

        On November 14, 2008, the Company entered into the Second Amendment to the Third Amended and Restated Credit Agreement. This amendment lessened the restrictions under the financial leverage and interest coverage ratios and increased the applicable interest rate margins charged on the senior secured term loans, by 325 basis points on the $300 million Tranche A loan and 300 basis points on the $140 million Tranche E loan. In addition, this amendment also increased the percentage of excess cash flow that is required to be used to prepay loans beginning with the 2009 fiscal year.

        As of November 30, 2008, there was $270.0 million outstanding under Tranche A of the senior secured term loan due in 2011 and $107.2 million outstanding under Tranche E of the senior secured term loan due in 2012. Tranche A of the term loan facility requires quarterly principal payments of 1.25% of the then outstanding principal amount from November 2007 through August 2010 and quarterly principal payments of 21.25% of the then outstanding principal amount from November 2010 through the maturity date of August 25, 2011. During the fourth quarter of fiscal 2008, the Company made a voluntary prepayment on its Tranche A term loan of $11.3 million. This prepayment was allocated to the mandatory principal payments under Tranche A due in February, May and August of 2009. During the second quarter of fiscal 2007, the Company made a voluntary prepayment on its Tranche E term loan and as a result has no further scheduled payment on that Tranche until the maturity date. The Company may be required to make mandatory principal prepayments depending on certain financial ratios. At November 30, 2008, no payment is required with respect to excess cash flow for the 2009 fiscal year, and as such, no amount has been reclassified to current for an anticipated principal repayment.

        The Company's senior credit facility includes a $125 million senior revolving credit facility, the amount of which was not modified by the Second Amendment to the Third Amended and Restated Credit Agreement. However, this amendment did increase the applicable margin related to the senior revolving credit facility from 1.75% to 4.50%. The Company may borrow up to $25 million of the $125 million senior revolving credit facility in Canada. As of November 30, 2008, no amounts were outstanding under the Canadian portion and $64.4 million was outstanding under the U.S. portion of the $125 million revolving credit facility due in April 2010. At November 30, 2008, the Company had approximately $44.7 million available under the revolving credit facility after taking into account letters of credit issued totaling $15.9 million.

        Borrowings under the Company's senior secured credit facilities bear interest at the Company's choice of the Eurodollar rate or adjusted base rate ("ABR"), plus an applicable margin under either rate (ABR plus 3.75% on the revolving credit facility, all of Tranche E of the term loan facility, and a portion of Tranche A of the term loan facility, and Eurodollar rate plus 4.50% on a portion of Tranche A as of November 30, 2008). Weighted average interest rates at November 30, 2008 were 7.32% and 7.75% on Tranche A and Tranche E balances, respectively.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Long Term Obligations (Continued)

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

        The senior credit facilities are governed by the Senior Credit Agreement which imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The Senior Credit Agreement also calls for the Company to maintain a maximum net leverage ratio and a minimum interest coverage ratio and imposes limitations on capital expenditures. These ratios were modified by the Second Amendment to the Third Amended and Restated Credit Agreement to make the required ratio covenants less restrictive. At November 30, 2008, the Company was in compliance with the covenants contained within its senior credit agreements. The Company is also required under this agreement to meet a minimum leverage ratio test in order to pay a dividend. The Company currently does not meet this requirement and therefore may not pay a dividend.

  Interest Rate Agreements

        On June 3, 2004, the Company entered into an interest rate swap agreement, effective July 6, 2004, effectively fixing the floating portion of the interest rate at 3.725% on $200.0 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150.0 million through December 3, 2007. Concurrent with the Third Amended and Restated Credit Agreement, $13.0 million of this swap was de-designated as a hedging instrument and a reduction of interest expense of $0.2 million was recorded relating to this de-designation (see also Note 12).

        On June 15, 2007, the Company entered into a new interest rate swap agreement, effective December 3, 2007, fixing the floating portion of the interest rate at 5.495% on $242.0 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240.0 million from December 2008 through November 2009, and further declining to $180.0 million from December 2009 through November 2010. The Company will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. The fair value of this swap instrument was a liability of $15.9 million at November 30, 2008.

        Additionally, the Company entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro, and 3.5 million Euro which fix the floating interest rate on the debt of its Europe segment at 4.92%, 4.85%, and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013, respectively. The Company has not formally documented these interest rate swaps as hedges. Therefore, changes in the fair value of these interest rate swaps are recorded as a component of interest expense. The fair value of these swap instruments was a liability of $0.4 million at November 30, 2008.

  Senior Subordinated Notes

        The outstanding 2014 Notes are publicly traded, registered securities and consist of a $273.9 million aggregate principal amount maturing June 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. The

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Long Term Obligations (Continued)

2014 Notes rank junior to all of the Company's existing and future senior indebtedness and secured indebtedness, including any borrowings under the senior secured credit facilities. The 2014 Notes are guaranteed by all of the Company's domestic subsidiaries.

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

        The Company may also from time to time repurchase outstanding 2014 Notes on the open market for the purpose of retiring such notes as allowed under the restrictions provided by the Second Amendment to the Third Amended and Restated Credit Agreement. In connection with the IPO (Note 2), the Company used a portion of the proceeds from the offering to repurchase and retire $47.5 million aggregate principal amount of the 2014 Notes in a series of open market transactions completed on April 26, 2006 at prices ranging from 105.25% to 105.92% of par, plus accrued interest. During the third and fourth quarters of fiscal 2007, the Company repurchased and retired $68.1 million aggregate principal amount of the 2014 Notes on the open market at prices ranging from 98.0% to 100.0% of par, plus accrued interest. No such repurchases were made during fiscal 2008.

        The indenture also imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. At November 30, 2008, the Company was in compliance with the covenants contained within the note indenture.

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

  Other Information

        The Company's net weighted average borrowing cost was 7.5% and 7.8% for fiscal 2008 and 2007, respectively. At November 30, 2008, the annual scheduled maturities of the principal amounts of long

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Long Term Obligations (Continued)

term obligations are as follows (in thousands, and excluding future mandatory prepayments which may be required as discussed above):

2009	$21,243
2010	143,012
2011	194,557
2012	110,545
2013	3,278
Thereafter	310,770

$783,405

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

	November 30, 2008	December 2, 2007
	(in thousands)
Machinery and equipment	$5,375	$4,280
Less: Accumulated depreciation	(3,293)	(1,607)

Net capitalized leased assets	$2,082	$2,673

        Future minimum lease payments with the present value of the net minimum lease payments (included in other long term debt and current portion shown above) as of November 30, 2008 are as follows (in thousands):

Fiscal Year
2009	$936
2010	561
2011	184
2012	19
2013	4
Thereafter	—

Total minimum lease payments	1,704
Less: Amount representing interest	(87)

Present value of net minimum lease payments	$1,617

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 10: Commitments

  Leases

        The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual operating lease commitments at November 30, 2008.

Fiscal Year	Commitments Under Operating Leases
(in thousands)
2009	$13,571
2010	12,125
2011	9,658
2012	6,898
2013	4,536
Thereafter	15,759

$62,547

        Rental expense charged to operations is as follows:

	Year Ended Nov. 30, 2008	Year Ended Dec. 2, 2007	Year Ended Nov. 26, 2006
	(in thousands)
Minimum rentals	$20,176	$18,922	$18,325
Contingent rentals (based upon delivery equipment mileage)	1,391	1,774	2,696

	$21,567	$20,696	$21,021

        The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2043. Most of the operating leases provide for increased rent through increases in general price levels. The Company recognizes rent expense in these situations on a straight-line basis over the lease term. Additionally, some of the leases provide for contingent rental payments based on the use of the leased assets or adjustments to future payments based on specified indices. Contingent payments directly related to the use of the assets and future adjustments of payments based on indices are expensed in the period in which the use of the asset occurs and are not included in the schedule of future minimum annual operating lease commitments.

  Severance Obligations

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. During fiscal 2008, certain Executive Officers of the Company resigned. In accordance with their employment agreements and Company policy, certain benefits are to be paid to these Executive Officers in connection with their resignation. Additionally, during the year, the Company terminated other employees who were also entitled to severance benefits. In connection with the resignation of Executive Officers and the termination of the other employees, the Company recorded charges related to severance obligations due to these individuals. For fiscal 2008, severance costs of $6.4 million were recorded as a component of operating income within the accompanying Consolidated Statements of Operations. These amounts are inclusive of the $0.9 million of compensation cost that was recognized in connection with the

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 10: Commitments (Continued)

modification of the terms of the former Executive Officers' stock options made in connection with their resignation (Note 3). Severance benefits of $3.2 million have been accrued as of November 30, 2008. Of this amount, $2.2 million is included as a component of accrued compensation and $1.0 million is included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheet as of November 30, 2008.

  Other Purchase Commitments

        In connection with equipment ordered by the Company's components division related to a new product line, the Company has firm purchase commitments of approximately 1.1 million Swiss Francs (approximately $0.9 million) outstanding at November 30, 2008.

Note 11: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, which include interest rate swap and foreign currency forward contracts discussed in Note 12 below. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant at November 30, 2008. As noted in Note 1 above, the Company has adopted only the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the Condensed Consolidated Financial Statements. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-b. The following table provides a summary of the fair value of assets and liabilities under FAS 157 (in thousands):

		Fair Value Measurements at November 30, 2008 Using
	November 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(15,597)	$—	$(15,597)	$—

        Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt under the senior secured credit facilities and the senior unsecured term loan approximate fair value because it was recently amended and because the interest rate adjusts to market interest rates. The fair value of long term debt under the 2014 Notes, based on a quoted market price, was $161.6 million at November 30, 2008.

Note 12: Hedging Strategy

        Use of hedging contracts allows the Company to reduce its overall exposure to interest rate and foreign currency exchange rate changes. The Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 12: Hedging Strategy (Continued)

basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate and foreign currency agreements are estimated as described in Note 11 above, taking into consideration current interest rates and the current creditworthiness of the counterparties.

        In June 2004, the Company entered into a swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's senior credit facilities to a fixed rate basis, declining to $150 million from December 2005 through December 3, 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Effective August 25, 2006, the Company de-designated $13 million of the interest rate swap for hedge accounting due to the amendment of the senior secured term loan agreement (Note 13). As a result of the de-designation, $0.2 million previously recorded in accumulated other comprehensive income was recorded as a reduction of interest expense. The effective portion of changes in the market value of $137 million of the swap is recorded in other comprehensive income and was amortized into interest expense over the remaining life of the interest rate swap agreement. For the years ended December 2, 2007 and November 26, 2006, $2.5 million and $1.8 million, respectively, were recorded as a reduction of interest expense, excluding the impact of the de-designation noted above.

        On June 15, 2007, the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The Company will select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. The fair value of this swap instrument was recorded in the Consolidated Balance Sheets as a liability of $15.9 million and $10.2 million at November 30, 2008 and December 2, 2007, respectively. Over the next 12 months, the Company expects to reclassify $6.3 million of deferred losses from accumulated other comprehensive income to interest expense as related interest payments that are being hedged are recognized.

        Additionally, the Company entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro, and 3.5 million Euro which fix the floating interest rate on the debt of its Europe segment at 4.92%, 4.85%, and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair value of these swap instruments was an asset of $0.4 million at November 30, 2008 and was recorded as a component of other noncurrent assets in the accompanying Consolidated Balance Sheets. We have not formally documented these interest rate swaps as hedges. Therefore, changes in the fair value of these interest rate swaps are recorded as a component of interest expense.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 12: Hedging Strategy (Continued)

        At November 30, 2008 and December 2, 2007, the fair value carrying amount of the instruments indicated above was recorded as follows (in thousands):

	November 30, 2008	December 2, 2007
	(in thousands)
Accrued interest receivable	$—	$711
Other noncurrent assets	388	—
Accrued interest payable	(1,624)	—
Other current liabilities	(6,285)	(3,237)
Other liabilities	(8,055)	(7,006)

Total net liability	$(15,576)	$(9,532)

        At November, 30, 2008 and December 2, 2007, accumulated other comprehensive income associated with the interest rate swaps was $(8.9 million) and $(6.3 million), respectively, net of income tax effects of $5.4 million and $3.9 million, respectively.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from payments made in a foreign currency, the Company has instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward contracts. At November 30, 2008, the Company had five forward foreign currency contracts outstanding to purchase a total of $2.5 million Euros with expiration dates ranging from December 31, 2008 through December 31, 2009. These hedges were entered into to protect against the fluctuation in the Euro denominated royalty payments related to a third party license held by the Company. The Company has formally designated these contracts as cash-flow hedges and they are expected to be highly effective in offsetting fluctuations in these royalty payments related to changes in the foreign currency exchange rates. The changes in fair value related to the effective portion of the hedge are recognized as a component of comprehensive income and will be reclassified into earnings as the royalty payments are made each quarter. At November 30, 2008, accumulated other comprehensive income associated with these forward contracts was an insignificant amount.

        The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the Consolidated Statements of Operations. At November 30, 2008, the fair value of the Company's net commitment under forward foreign currency contracts, which were all designated as hedges for accounting purposes, was a liability of an insignificant amount. At December 2, 2007, the Company did not have any foreign currency forward contracts outstanding.

Note 13: Debt Extinguishment and Refinancing Expenses

        Debt extinguishment and refinancing expenses for the year ended November 30, 2008 include $5.4 of refinancing expenses consisting of fees paid in connection with the Second Amendment to the Third Amended and Restated Credit Agreement in November 2008. (Note 9).

        Debt extinguishment and refinancing expenses for the year ended December 2, 2007 include $1.2 million of debt extinguishment costs consisting of $1.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $68.1 million of our 2014 Notes (Note 9).

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 13: Debt Extinguishment and Refinancing Expenses (Continued)

        Debt extinguishment and refinancing expenses for the year ended November 26, 2006 include $4.6 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on August 25, 2006 (Note 9). Approximately $4.1 million of this expense was a non-cash charge resulting from the write off of debt issuance costs. It also includes $5.3 million of expense resulting from the extinguishment of debt retired with proceeds from the IPO (Note 2). Approximately $1.7 million of this expense was a non-cash charge resulting from the write off of debt issuance costs associated with the retired debt.

Note 14: Other Income, Net

        Other (income) expense, net includes interest income of $0.4 million, $0.4 million, and $0.8 million for the years ended November 30, 2008, December 2, 2007, and November 26, 2006, respectively.

Note 15: Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

	Year Ended
	November 30, 2008	December 2, 2007	November 26, 2006
	(in thousands)
Current:
Federal	$2,237	$21,951	$19,698
International	11,962	16,272	14,201
State and local	(585)	2,042	1,648

	13,614	40,265	35,547
Deferred:
Federal	6,193	(1,678)	1,442
International	(243)	(3,162)	34
State and local	2,367	(367)	553

	8,317	(5,207)	2,029

Total tax expense	$21,931	$35,058	$37,576

        Earnings before income taxes consisted of the following:

	Year Ended
	November 30, 2008	December 2, 2007	November 26, 2006
	(in thousands)
United States	$20,396	$80,036	$77,143
International	(1,332)	34,395	34,687

	$19,064	$114,431	$111,830

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

        The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year Ended
	November 30, 2008	December 2, 2007	November 26, 2006
	(in thousands)
Income tax expense computed at statutory rates
Federal income tax expense	$6,673	$40,052	$39,140
State and local income taxes, net of federal tax benefit	1,999	1,815	1,943
Country mix impacts of foreign operations	(3,632)	73	703
Change in valuation allowance on deferred tax assets	6,365	(1,822)	(1,358)
Effect of non deductible meals and entertainment	455	709	602
Income tax reserve adjustments	962	(4,360)	(2,668)
Goodwill impairment	9,616	—	—
Other items, net	(507)	(1,409)	(786)

Total income tax expense	$21,931	$35,058	$37,576

        Income tax reserve adjustments result from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures during fiscal 2008 and 2007.

        Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

	2008		2007
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$4,052	$8,381	$6,093	$9,999
Allowance for doubtful accounts	3,720	—	2,897	—
Plant shutdown, idle facilities, and environmental costs	289	885	45	927
Tax credit and loss carryforward benefit	591	33,682	162	26,139
Accrued warranty reserve	3,257	2,561	4,406	1,373
Other accrued reserves	406	—	1,379	—
Property, plant and equipment	445	(24,087)	(87)	(22,161)
Intangible assets	3,744	(6,892)	2,774	(7,294)
Debt financing costs	—	1,772	—	(251)
Prepaid advertising	—	(300)	—	(306)
Cash discounts	3,687	—	5,387	—
Inventory	1,428	—	1,414	—
All other	366	5,163	621	4,607

	21,985	21,165	25,091	13,033

Valuation allowance	(5,210)	(22,735)	(5,004)	(20,222)

	$16,775	$(1,570)	$20,087	$(7,189)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

        The fiscal 2008 and 2007 current and noncurrent deferred tax asset (liability), above, include amounts that are recorded in other current liabilities and noncurrent assets on the consolidated balance sheets, as appropriate.

        The Company has a valuation allowance against certain deferred tax assets of $27.9 million at November 30, 2008 and $25.2 million at December 2, 2007, primarily reflecting uncertainties regarding utilization of loss carryforward benefits. $3.2 million of the valuation allowance relates to net capital losses and reflects the uncertainty surrounding the Company's ability to generate sufficient capital gains to utilize all the losses. In fiscal 2007, the Company released $2.5 million of valuation allowances related to deferred tax assets in Mexico that are expected to be utilized.

        At November 30, 2008, the Company had unused state net operating loss and tax credit benefits of $6.6 million generally expiring from 2009 through 2026. There is a valuation allowance against these benefits in the amount of $6.6 million which represents the portion that the Company, at this time, expects to expire unused.

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

        The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As a result of the adoption, the Company recognized a $10.5 million net increase to the liability for uncertain tax positions including interest and penalties of $0.7 million and $2.5 million, respectively. These increases were accounted for as a cumulative effect adjustment and recognized as an increase in the beginning accumulated deficit in the Consolidated Balance Sheets.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits, December 2, 2007	$25,877
Gross increases—tax positions taken in 2008	1,777
Gross decreases	—

Balance at November 30, 2008	$27,654

Net change	$1,777

        As of November 30, 2008, $13.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During 2008, the Company recognized $1.0 million interest and $(0.2 million) penalties related to the unrecognized tax benefits noted above within the Consolidated Statements of Operations. The Consolidated Balance Sheets as of November 30, 2008 includes accrued interest of $5.3 million and penalties of $3.4 million due to unrecognized tax benefits.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

        The Company expects the liability for uncertain tax positions to decrease by $8.3 million within the succeeding twelve months due to expiration of income tax statute of limitations.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company has not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following November 30, 2008. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

        Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for various years from fiscal year 2000 and forward.

Note 16: Retirement Plans

  Defined Contribution Plans

        Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $4.5 million, $5.0 million, and $6.1 million for the years ended November 30, 2008, December 2, 2007, and November 26, 2006, respectively.

        Hourly employees working at ten of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. The Company's pension cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The Company recognized expense for such contributions of $4.7 million, $5.3 million, and $4.7 million, for the years ended November 30, 2008, December 2, 2007, and November 26, 2006, respectively.

  Pension Plans

        In September 2006, FAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FAS Statements No. 87, 88, 106 and 132(R)" ("FAS 158") was issued. The objectives of FAS 158 are for an employer to a) recognize the overfunded status of a plan as an asset and the underfunded status of a plan as a liability in the balance sheet and to recognize changes in the funded status in comprehensive income or loss, and b) measure the funded status of a plan as of the date of its balance sheet date. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. FAS 158 requires initial application of the requirement to measure plan assets and benefit obligations as of the end of fiscal years ending after December 15, 2006. FAS 158 requires initial application of the requirement to measure plan assets and benefit obligations as of the balance sheet date as of the end of fiscal years ending after December 15, 2008. The Company adopted part (a) of the statement as of December 2, 2007. The Company adopted part (b) of the statement as of November 30, 2008. The following table

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

summarizes the effect of required changes in the additional minimum pension liabilities ("AML") as of December 2, 2007 prior to the adoption of FAS 158 as well as the impact of the initial adoption of FAS 158:

	Before application of FAS 158	Adjustments	After application of FAS 158
	(in thousands)
Accrued pension liability	$(7,447)	—	$(7,447)
Intangible asset	1,727	(1,727)	—
Deferred tax asset	2,158	699	2,857
Accumulated other comprehensive income, net of tax	3,426	1,028	4,454

        The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at four of its active plants and eight previously closed U.S. facilities. Sealy Canada, Ltd. (a 100% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in various publicly traded stock, bond and money market mutual funds. The long-term rate of return for the plans is based on the weighted average of the plans' invested allocation and the historical returns for those asset categories. The long-term rate of return has been adjusted in the November 30, 2008 valuation to reflect the results of the slowdown of the global economy which has also caused an increase in the expected contribution levels for fiscal 2009. Because future compensation levels are not a factor in these plans' benefit formula, the accumulated benefit obligation is approximately equal to the projected benefit obligation as reported below. Sapsa Bedding, S.A.S. France (a 100% owned subsidiary of the Company) sponsors an unfunded indemnity plan which provides benefits to its employees. This plan does consider future compensation levels in the plan's benefit formula based on

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

current inflation rates. The discount rate is based the returns on long-term bonds in the private sector and incorporates a long-term inflation rate. Summarized information for the plans follows:

	2008	2007
	(in thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year(a)	$23,399	$16,185
International defined benefit plans	—	4,622
Service cost	1,081	1,080
Interest cost	1,352	1,197
Plan changes	277	1,189
Actuarial losses	(3,238)	101
Curtailments	(14)	—
Changes in assumptions	(102)	(263)
Benefits paid	(902)	(514)
Expenses paid	(144)	(198)
Foreign currency exchange rate changes	(823)	—

Projected benefit obligation at end of year	$20,886	$23,399

Change in Plan Assets:
Fair value of plan assets at beginning of year	$15,952	$12,474
International defined benefit plans	—	1,111
Actual return on assets	(5,151)	934
Employer contribution	2,165	2,092
Benefits paid	(902)	(461)
Expenses paid	(144)	(198)
Foreign currency exchange rate changes	(247)	—

Fair value of plan assets at end of year	$11,673	$15,952

Funded Status of Plan:
Funded status	$(9,213)	$(7,447)
Unrecognized actuarial loss	7,463	4,442
Unrecognized transition asset	—	(87)
Unrecognized prior service cost	2,515	2,956

Net amount recognized as of fiscal year end	$765	$(136)

(a)
Measurement date is November 30 of each year.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

	2008	2007
	(in thousands)
Amounts Recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(9,213)	$(7,447)
Accumulated other comprehensive income, pre-tax	9,978	7,311

Net amount recognized as of fiscal year end	$765	$(136)

Accumulated Benefit Obligation and Fair Value of Assets:
Accumulated benefit obligation	$(20,886)	$(23,399)
Projected benefit obligation	(20,886)	(23,399)
Fair value of assets	11,673	15,952

Unfunded Projected Benefit Obligation	$(9,213)	$(7,447)

	2008	2007
	(in thousands)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$7,463	$4,442
Prior service costs	2,515	2,956
Transition asset	—	(87)

Net amount recognized as of fiscal year end	$9,978	$7,311

	2008 Target	2008 Actual	2007 Actual
Allocation of plan assets:
Equity securities	60.00%	60.86%	59.72%
Debt securities	40.00%	38.37%	39.74%
Other	—	0.78%	0.54%

Total plan assets	100.00%	100.00%	100.00%

	2008	2007	2006
	(in thousands)
Components of Net Periodic Pension Cost:
Service cost	$1,081	$1,080	$590
Interest cost	1,352	1,197	828
Expected return on assets	(1,333)	(1,161)	(874)
Curtailment loss	219	—	—
Amortization of unrecognized net loss	157	169	119
Amortization of unrecognized transition asset	(87)	(87)	(87)
Amortization of unrecognized prior service cost	276	226	198

Net periodic pension cost	$1,667	$1,424	$774

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

	2008	2007	2006
	(in thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$3,141	$278	$(71)
Prior service cost	276	1,020	—
Effect of curtailment(a)	(233)	—	—
Amortization of prior service cost	(276)	(226)	(198)
Amortization of net loss	(157)	(169)	(119)
Amortization of transition obligation	87	87	87

Total recognized in other comprehensive income	$2,838	$990	$(301)

(a)
This curtailment loss relates to the closure of our Clarion, Pennsylvania manufacturing facility. See Note 23.

	2008	2007	2006
Weighted average assumptions used to determine net periodic benefit cost:
Settlement (discount) rate(a)	6.78%	5.82%	6.00%
Expected long term return on plan assets	6.64%	6.79%	8.25%
Weighted average rate of increase in future compensation levels	0.40%	0.37%	N/A

(a)
Due to current economic differences in the interest rates in the jurisdictions of the retirement plans, the discount rates used to determine the benefit obligations for the United States retirement plans, Canadian retirement plans and the French indemnity plan were 7.00%, 7.25% and 5.50%, respectively.

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2009 (in thousands):
Amortization of net actuarial loss	$380
Amortization of prior service cost	246

Estimated Future Benefit Payments (in thousands):
Fiscal 2009	$471
Fiscal 2010	848
Fiscal 2011	543
Fiscal 2012	717
Fiscal 2013	996
Fiscal 2014-2018	6,606
Employer Contributions Expected to be Paid in Fiscal 2009	$1,209

  Other Employee Benefit Plans

        Employees of Sapsa Bedding, Srl Italy (a 100% owned subsidiary of the Company) participate in an employee severance indemnity plan as required by Italian labor legislation. The Company has recognized a liability of $1.5 million and $1.7 million as of November 30, 2008 and December 2, 2007, respectively, related to this plan which has been recorded as a component of other non-current

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

liabilities in the accompanying consolidated balance sheets. This liability is required to be settled to retiring employees and is to be partially paid in advance if certain conditions are met. Benefits paid under this plan were $0.2 million, $0.2 million, and $0.2 million in fiscal 2008, 2007, and 2006, respectively.

Note 17: Summary of Interim Financial Information (Unaudited)

        Quarterly financial data for the years ended November 30, 2008 and December 2, 2007, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share and per share data)
2008:
Net sales	$391,929	$375,375	$404,963	$325,756
Gross profit	153,195	148,343	164,120	118,383
Net income	16,214	11,957	10,942	(41,980)
Earnings per share—Basic	0.18	0.13	0.12	(0.46)
Earnings per share—Diluted	0.17	0.13	0.12	(0.46)
2007:
Net sales	$412,567	$401,828	$446,380	$441,290
Gross profit	177,274	172,518	179,888	179,930
Net income	24,634	16,133	21,471	17,135
Earnings per share—Basic	0.27	0.18	0.23	0.19
Earnings per share—Diluted	0.26	0.17	0.22	0.18

        The results of the second quarter of fiscal 2008 include an increase in net income of $3.8 million net of taxes, due to a change in the estimate of our liability related to warranty and other product returns (See Note 4). The results of the fourth quarter of fiscal 2008 include significant charges related to the following: 1) A $27.5 million goodwill impairment loss was recognized due to impairment identified at the Company's Puerto Rico and Europe reporting units (See Note 8); 2) $5.4 million of refinancing expenses were recognized in the fourth quarter associated with the Second Amendment to the Third Amended and Restated Credit Agreement (See Note 9).

Note 18: Contingencies

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 18: Contingencies (Continued)

accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of November 30, 2008 for $2.8 million ($3.7 million prior to discounting at 4.75%) associated with this remediation project. Also in connection with this site, the Company received a written complaint from the New Jersey Department of Environmental Protection alleging natural resources damages in an unspecified amount. In November 2008, the trial court in this matter granted the Company's summary judgment motion and the time to appeal this ruling has passed.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company identified cadmium in the ground water at the site and removed the contaminated soil and rock from the site during fiscal 2007. The Company has recorded a liability of approximately $0.2 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

        The Company removed three underground storage tanks previously used for diesel, gasoline, and waste oil from its South Gate, California facility in March 1994 and remediated the soil in the area. Since August 1998, the Company has been working with the California Regional Water Quality Control Board, Los Angeles Region to monitor ground water at the site. Subsequent to fiscal year end, on December 1, 2008, the Company sold this facility and the buyer assumed responsibility for the environmental issues related to the site (Note 24).

        While the Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material adverse effect.

        On October 12, 2006, the Canadian government passed legislation providing for tariff refunds on certain purchases of wood made by the Company from 2002 through 2005. During the second quarter of fiscal 2007, certain factors on which the refund was contingent were resolved; thus, the Company recorded $2.5 million of refunds in the second quarter of fiscal 2007 as a reduction of costs of goods sold in the Consolidated Statements of Operations.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        In fiscal 2008, one customer represented approximately 10.3% of sales of the Americas segment. In fiscal 2007 and 2006, no one customer represented more than 10% of sales within the Americas segment. One customer represented approximately 30.2% of sales and 11.6% of sales within the Europe segment in fiscal 2008 and fiscal 2007, respectively. In fiscal 2006, no one customer represented 10% or more of total net sales within the Europe segment. Long lived assets (principally property, plant and equipment) outside the United States were $60.8 million and $68.6 million, as of November 30, 2008 and December 2, 2007, respectively.

        Sales to external customers by geographic area are as follows:

	Fiscal year
	2008	2007	2006
Americas:
United States	$1,055,682	$1,266,355	$1,209,012
Canada	187,672	196,264	167,763
Other International	105,929	99,120	84,197

Total Americas	1,349,283	1,561,739	1,460,972
Europe	148,740	140,326	121,871

Total	$1,498,023	$1,702,065	$1,582,843

Total International	$442,341	$435,710	$373,831

        Sales from Europe to the Americas were $3.6 million, $9.3 million and $9.0 million during fiscal 2008, 2007 and 2006, respectively. The decrease in the level of sales in fiscal 2008 as compared with prior years is due to the completion of the Company's Mountain Top, Pennsylvania manufacturing facility which now supplies latex components to the Company's domestic operations. In fiscal 2007 and 2006, these latex components used in domestic production were sourced from the Europe segment.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 19: Segment Information (Continued)

        Segment information for the fiscal years 2008, 2007, and 2006 is presented below:

	Year Ended
	November 30, 2008	December 2, 2007	November 26, 2006
	(in thousands)
Net sales to external customers:
Americas	$1,349,283	$1,561,739	$1,460,972
Europe	148,740	140,326	121,871

	1,498,023	1,702,065	1,582,843

Capital expenditures:
Americas	22,794	35,099	25,384
Europe	2,181	7,335	5,488

	24,975	42,434	30,872

Total assets:
Americas	852,644	902,986	894,628
Europe	69,784	122,630	109,345
Intersegment eliminations	(1,554)	(537)	(1,241)

	920,874	1,025,079	1,002,732

EBITDA:
Americas	140,567	206,894	210,493
Europe	(27,364)	1,302	5,468
Inter-segment eliminations	279	704	(1,985)

	113,482	208,900	213,976

Reconciliation of EBITDA to net income (loss):
EBITDA from segments	113,482	208,900	213,976
Interest expense	60,464	63,976	71,961
Income taxes	21,931	35,058	37,576
Depreciation and amortization	33,954	30,493	30,185
Cumulative effect of change in accounting principle	—	—	287

Net Income (Loss)	$(2,867)	$79,373	$73,967

Note 20: Related Party Transactions

        During fiscal 2008, the Company was billed for premiums of $0.2 million for excess directors and officers liability insurance and excess liability insurance by KKR. Additionally, the Company incurred costs of $2.6 million for consulting services provided by Capstone Consulting LLC, a consulting company that works exclusively with KKR's portfolio companies. Further, the Company was billed for $0.6 million of executive search costs performed by KKR. As of November 30, 2008, $2.4 million of these amounts was accrued as a component of other accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 21: Common Stock and Options Subject to Redemption

        In connection with its adoption of FAS 123(R), the Company reclassified as temporary equity amounts previously included in additional paid in capital that are associated with outstanding shares and options which, under the terms of management shareholder agreements, are potentially redeemable for a 180 day period following the death or disability of the share or option holder. As discussed in Note 3, due to the expiration of a right of certain officers of the Company to sell their shares of stock in Sealy Corporation back to the Company upon their retirement, $1.5 million of previously recognized liability was reclassified to temporary equity during fiscal 2008. At November 30, 2008, such temporary equity of $8.9 million consisted of $0.7 million related to 282,400 shares of Class A common stock held by members of management, and $8.1 million associated with 1,443,865 vested equity share Rollover Options held by members of management for which the Company recognized compensation expense in fiscal 2004 recapitalization. At December 2, 2007, such temporary equity of $16.2 million consisted of $1.5 million related to 401,288 shares of Class A common stock held by members of management, and $14.7 million associated with 2,907,136 vested equity share Rollover Options held by members of management for which the Company recognized compensation expense in fiscal 2004 recapitalization.

Note 22: Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006
	(in thousands)
Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$(2,867)	$79,373	$74,254
Cumulative effect of a change in accounting principle	—	—	(287)

Net income (loss) available to common shareholders	$(2,867)	$79,373	$73,967

Denominator:
Denominator for basic earnings per share—weighted average shares	91,231	91,299	83,622
Effect of dilutive securities:
Stock options	—	4,971	5,893
Other	—	67	43

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	91,231	96,337	89,558

        Since the Company reported a net loss for the period ending November 30, 2008, the 12,331 outstanding options to purchase common stock, restricted shares and share units outstanding are considered antidilutive and are not included in the calculation of diluted earnings per share. Options and share units not included in the calculation of diluted earnings per share because their impact is antidilutive (in thousands) are 1,478 and 1,938 for fiscal years 2007, and 2006, respectively.

        As of November 30, 2008, December 2, 2007, and November 26, 2006, the Company's capital stock consists of voting Class A common stock, par value $0.01 per share ("Class A Common"). The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 22: Earnings Per Share (Continued)

        On February 19, 2007, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of the Company's common stock. The Company has repurchased $16.3 million under this program as of November 30, 2008, all of which were repurchased in fiscal 2007.

Note 23: Restructuring Activities

        During fiscal 2008, the Company recognized restructuring charges related to several initiatives, including facility closures and organizational changes. The pretax restructuring charges recognized by the Company during fiscal 2008, 2007 and 2006 were as follows:

	November 30, 2008	December 2, 2007	November 26, 2006
	(in thousands)
Americas Segment	$2,912	$—	$—
Europe Segment	214	—	—

	$3,126	$—	$—

        The following table summarizes the restructuring activity for fiscal 2008, and the related restructuring liabilities balance (included as a component of other accrued liabilities within the accompanying Consolidated Balance Sheets) as of November 30, 2008 and December 2, 2007:

	2008 Restructuring Activities
	Liabilities December 2, 2007	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities November 30, 2008
	(in thousands)
Severance and employee benefits	$—	$2,253	$(1,860)	$—	$393
Asset impairment charges	—	873	—	(873)	—
Other restructuring costs	—	—	—	—	—

Total	$—	$3,126	$(1,860)	$(873)	$393

        In the first quarter of fiscal 2008, management made the decision to cut back the manufacturing operations in Brazil and move to a business model under which significantly more product will be supplied by production from other Sealy manufacturing facilities. As a result, the Company incurred charges of $0.5 million related to employee severance and related benefits. The plan was completed in the fourth quarter of fiscal 2008.

        In the third quarter of fiscal 2008, management elected to close its administrative offices near Milan, Italy and relocate these activities to its manufacturing facility in Silvano, Italy. This closure resulted in the elimination of approximately 10 employees who elected not to relocate in the fourth quarter of fiscal 2008. The Company recorded a pre-tax restructuring charge related to this action of $0.2 million during the year ended November 30, 2008, the majority of which was related to employee severance and benefits. An insignificant amount of this charge was related to relocation costs. This plan was completed in the fourth quarter of fiscal 2008.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 23: Restructuring Activities (Continued)

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. This facility was closed on October 17, 2008. This closure resulted in the elimination of approximately 114 positions, the majority of which occurred in the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring and impairment charge related to this action of $2.5 million during fiscal 2008, of which $1.6 million was related to employee severance and benefits and other exit costs, and $0.9 million which was non-cash in nature, related to fixed asset impairment charges. The impairment charges were recognized based on the difference between the carrying value and the amount expected to be recovered through sale of the property, plant and equipment. The Company expects to incur additional restructuring charges related to this activity of approximately $0.1 million to $0.2 million, principally in the form of relocation costs, which are expected to be recorded in first quarter of fiscal 2009, after which time the plan should be complete.

        The accrued balance related to these restructuring activities as of November 30, 2008 is $0.4 million and is recorded as a component of other accrued expenses in the accompanying Consolidated Balance Sheet. No amounts were accrued as of December 2, 2007.

Note 24: Subsequent Events

        On December 1, 2008, the Company entered into two interest rate swap agreements effective December 4, 2008. The first of these swaps fixes the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance under the senior credit facility through November 4, 2009. The second of these swaps fixes the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance under the senior credit facility through February 4, 2010. The Company has formally designated these swap agreements as cash flow hedges and expects the hedges to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The Company will select the Eurodollar rate on the hedged portion of the senior credit facility during the term of these swaps.

        On December 1, 2008, the Company sold fifty percent of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Australian licensee and these operations became part of the joint venture that we participate in with the Australian licensee. In consideration of the sale of the fifty percent interest, the Company received $1.4 million. Upon the close of this transaction, the subsidiary was deconsolidated and will be recognized prospectively as an equity method investee.

        On December 1, 2008, the Company completed a sale-leaseback transaction of its Southgate, California facility, including the land, building and improvements affixed to the properties. The facility is being leased back over a 7 year term and is classified as an operating lease. The net proceeds from the sale were $8.6 million, resulting in a gain on the sale of approximately $4.9 million. The gain on the sale of this facility will be deferred and amortized over the lease term. As indicated in Note 18, the buyer of the Southgate property assumed responsibility for the environmental issues related to the site.

        On December 4, 2008, the Company acquired a 50% interest in a joint venture with our Australian licensee which owns the assets of its New Zealand licensee. The purchase price for the 50% ownership was $1.9 million. Additional contributions of $0.4 million were made by each party to the joint venture to fund the initial working capital of this entity. The Company will recognize this joint venture in future periods as an equity method investee within its consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 25: Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the 2014 Notes (as defined below) and are 100% owned subsidiaries of the Issuer, (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due in 2014 (the "2014 Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 2014 Notes. Although holders of the 2014 Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 2014 Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the 2014 Notes.

        The following supplemental condensed consolidating financial statements present:

          1.     Condensed consolidating balance sheets as of November 30, 2008 and December 2, 2007 and condensed consolidating statements of operations and cash flows for the fiscal years ended November 30, 2008, December 2, 2007, and November 26, 2006.

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

        Sealy Corporation has not received cash dividends from any of its subsidiaries during the fiscal years ended November 30, 2008, December 2, 2007, and November 26, 2006.

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

November 30, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$589	$—	$1	$2,423	$23,583	$—	$26,596
Accounts receivable, net	—	—	7	80,528	76,048	—	156,583
Inventories	—	—	1,695	44,454	18,945	(460)	64,634
Prepaid expenses, deferred income taxes and other current assets	1,368	—	2,645	38,406	5,325	—	47,744

	1,957	—	4,348	165,811	123,901	(460)	295,557
Property, plant and equipment, at cost	—	—	9,676	352,888	86,744	—	449,308
Less accumulated depreciation	—	—	(4,613)	(180,256)	(33,691)	—	(218,560)

	—	—	5,063	172,632	53,053	—	230,748
Other assets:
Goodwill	—	—	24,741	301,942	30,466	—	357,149
Other intangibles, net	2,989	—	—	1,956	—	—	4,945
Net investment in subsidiaries	(199,388)	216,613	367,163	29,866	—	(414,254)	—
Due from (to) affiliates	43,933	(416,001)	534,520	(72,344)	(90,206)	98	—
Debt issuance costs, net and other assets	—	—	8,640	17,088	6,747	—	32,475

	(152,466)	(199,388)	935,064	278,508	(52,993)	(414,156)	394,569

Total assets	$(150,509)	$(199,388)	$944,475	$616,951	$123,961	$(414,616)	$920,874

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$3,750	$2,737	$14,756	$—	$21,243
Accounts payable	—	—	341	52,337	44,406	—	97,084
Accrued customer incentives and advertising	—	—	—	24,013	10,529	—	34,542
Accrued compensation	—	—	392	16,082	8,323	—	24,797
Accrued interest	27	—	1,127	14,919	359	—	16,432
Other accrued expenses	3,702	—	6,408	27,560	6,693	—	44,363

	3,729	—	12,018	137,648	85,066	—	238,461
Long-term obligations	—	—	711,776	42,034	8,352	—	762,162
Other noncurrent liabilities	947	—	8,055	51,280	10,975	—	71,257
Deferred income taxes	783	—	(3,987)	3,443	4,723	—	4,962
Common stock and options subject to redemption	8,856	—	—	—	—	—	8,856
Stockholders' equity (deficit)	(164,824)	(199,388)	216,613	382,546	14,845	(414,616)	(164,824)

Total liabilities and stockholders' equity (deficit)	$(150,509)	$(199,388)	$944,475	$616,951	$123,961	$(414,616)	$920,874

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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended November 30, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$74,171	$1,012,557	$439,213	$(27,918)	$1,498,023
Cost and expenses:
Cost of goods sold	—	—	44,155	611,451	286,675	(28,299)	913,982
Selling, general and administrative	376	—	7,198	360,121	114,871	—	482,566
Goodwill impairment loss	—	—	—	2,831	24,644	—	27,475
Amortization of intangibles	3,232	—	—	289	171	—	3,692
Restructuring and related costs	—	—	—	2,464	662	—	3,126
Royalty (income) expense, net	(4,405)	—	—	(17,323)	4,401	—	(17,327)

Income from operations	797	—	22,818	52,724	7,789	381	84,509
Interest expense	257	468	53,660	2,264	3,815	—	60,464
Other (income) expense, net	—	—	5,378	(50)	(347)	—	4,981
Loss (income) from equity investees	7,948	7,650	9,157	—	—	(24,755)	—
Loss (income) from non- guarantor equity investees	—	—	—	4,190	—	(4,190)	—
Capital charge and intercompany interest allocation	(468)	—	(35,652)	32,013	4,107	—	—

Income (loss) before income taxes	(6,940)	(8,118)	(9,725)	14,307	214	29,326	19,064
Income tax expense (benefit)	(4,073)	(170)	(2,075)	23,466	4,683	100	21,931

Net income (loss)	$(2,867)	$(7,948)	$(7,650)	$(9,159)	$(4,469)	$29,226	$(2,867)

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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended November 30, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$3,069	$22,061	$28,583	$—	$53,713

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	(152)	(19,569)	(5,254)	—	(24,975)
Proceeds from the sale of property, plant, and equipment	—	—	1	15	46	—	62
Net activity in investment in and advances from (to) subsidiaries and affiliates	6,914	—	594	1,430	(8,938)	—	—

Net cash provided by (used in) investing activities	6,914	—	443	(18,124)	(14,146)	—	(24,913)
Cash flows from financing activities:
Dividend	(6,811)	—	—	—	—	—	(6,811)
Equity received upon exerciseof stock including related excess tax benefits	482	—	—	—	—	—	482
Repurchase of common stock	—	—	—	—	—	—	—
Proceeds from issuance of long term obligations	—	—	—	—	9,305	—	9,305
Repayments of long-term obligations	—	—	(26,212)	(5,526)	(12,717)	—	(44,455)
Borrowings under revolving credit facilities	—	—	243,000	—	40,527	—	283,527
Repayments on revolving credit facilities	—	—	(220,200)	—	(40,417)	—	(260,617)
Other	—	—	(100)	—	—	—	(100)

Net cash used in financing activities	(6,329)	—	(3,512)	(5,526)	(3,302)	—	(18,669)

Effect of exchange rate changes on cash	—	—	—	—	1,858	—	1,858

Change in cash and cash equivalents	585	—	—	(1,589)	12,993	—	11,989
Cash and cash equivalents:
Beginning of period	4	—	1	4,012	10,590	—	14,607

End of period	$589	$—	$1	$2,423	$23,583	$—	$26,596

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the foregoing evaluation that occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
Trinity, North Carolina

        We have audited the internal control over financial reporting of Sealy Corporation and subsidiaries (the "Company") as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended November 30, 2008 of the Company and our report dated January 13,

2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" and the number of weeks included in fiscal years 2008, 2007 and 2006.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
January 15, 2009

Item 9B.    Other Information

        On January 12, 2009, the Company announced that Philip Dobbs, resigned as Senior Vice President, Marketing of the Company, which will take effect on January 31, 2009.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Name	Age	Position
Lawrence J. Rogers	60	President and Chief Executive Officer
Jeffrey C. Ackerman	45	Executive Vice President and Chief Financial Officer
G. Michael Hofmann	50	Executive Vice President of Operations, North America
Louis R. Bachicha	52	Executive Vice President of Sales
Philip Dobbs	47	Senior Vice President, Marketing
Kenneth L. Walker	60	Senior Vice President, General Counsel and Secretary

        The present principal occupations and recent employment history of each of the executive officers and key employees listed above is as follows:

        Lawrence J. Rogers.    Mr. Rogers, age 60, was appointed President and Chief Executive Officer effective July 22, 2008. Prior to this appointment, Mr. Rogers served as Interim Chief Executive Officer of the Company since March 12, 2008. From December 15, 2006 through March 12, 2008 Mr. Rogers served as the President, North America. Prior to that, Mr. Rogers was President, Sealy International. Since joining us in 1979, Mr. Rogers has served in numerous other capacities within our operations, including President of Sealy of Canada.

        Jeffrey C. Ackerman.    Mr. Ackerman, age 45, has been Executive Vice President and Chief Financial Officer since joining us in January 2006. From 1997 until joining us, Mr. Ackerman was a Vice President, Finance with Dade Behring, Inc., a medical diagnostics company. From 1989 to 1997, he served in a variety of finance roles at the Frito-Lay branded snacks division of PepsiCo Inc.

        G. Michael Hofmann.    Mr. Hofmann, age 50, has been Executive Vice President of Operations, North America since December 15, 2006. Prior to that Mr. Hofmann was Senior Vice President, Operations since October 2002. From 1982 until joining our company, Mr. Hofmann was with Hill-Rom Company, a medical equipment company, serving as its Vice President, Global Engineering from 2001 through 2002, and its Vice President and General Manager, Europe Capital Business Unit from 1995 through 2000. In 2008, Hillenbrand split into two different companies. Hil-Rom is now traded as HRC on the New York Stock Exchange.

        Louis R. Bachicha.    Mr. Bachicha, age 52, has been Executive Vice President of Sales since February of 2008. Prior to that Mr. Bachicha served as Vice President/Chief Operating Officer of Sealy of Canada. Since joining us in 1984, Mr. Bachicha has served in numerous other capacities with our operations including Vice President Sales—Eastern Region.

        Philip Dobbs.    Mr. Dobbs, age 47, has been Senior Vice President, Marketing since March 2005. From 2002 until joining our company, Mr. Dobbs was with Cadbury Schweppes, a chewing gum, mint and throat drop manufacturer, serving as its Vice President of Marketing. From 2000 through 2001, he served as Managing Director and President of Heinz Pet Food for HJ Heinz.

        Kenneth L. Walker.    Mr. Walker, age 60, has been Senior Vice President, General Counsel and Secretary since joining us in May 1997.

        Additional information regarding our Board, our Nominating and Corporate Governance Committee, our Audit Committee, our director nomination process, and our Codes of Business Conduct and Ethics for all employees of the Company required by this item is incorporated by reference to all information under the caption entitled "Corporate Governance and Related Matters" included in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the "Proxy Statement").

In addition, Item 1. Business, above contains information relating to the availability of a copy of our Codes of Business Conduct and Ethics on our website.

        Information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed no later than March 30, 2009.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of November 30, 2008 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may make equity grants is the Sealy Corporation 2004 Stock Option Plan (the "2004 Stock Option Plan") that was approved by the Board of Directors and the Company's Shareholders on April 6, 2004. The 2004 Stock Option Plan was intended to replace the Sealy Corporation 1998 Stock Option Plan (the "1998 Stock Option Plan"). Since the 2004 Stock Option Plan was approved, no further grants have been made under the 1998 Stock Option Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	12,286,252	$6.08 per share	3,505,139	(2)

(1)
These numbers include the 2004 Stock Option Plan and the 1998 Stock Option Plan. The weighted average exercise price in column (b) of the table reflects all such stock options. Restricted shares and shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of the weighted average exercise price of stock options. The Company has issued restricted shares under the 2004 Stock Option Plan during fiscal 2008. The issuance of these restricted shares has been considered in column (a) and (c) above. However, the grant of these restricted shares is subject in its entirety to the Company's shareholders' approval of an amendment to the 2004 Stock Option Plan.

(2)
These are shares available for grant as of November 30, 2008 under the 2004 Stock Option Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of cash and cashless exercise stock options, restricted share awards, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the compensation committee of our Board of Directors or certain of the committee's designees. The 2004 Stock Option Plan provided twenty million shares of our Class A common stock for grants. Upon Sealy's March 23, 2006 reverse stock split of 0.7595, the Company has taken the position that only 15,190,000 shares are reserved for grants under the 2004 Stock Option Plan. If stock options granted under the 2004 Stock Option Plan are forfeited or otherwise terminated, then the shares underlying that grant will become available for a subsequent grant under the 2004 Stock Option Plan. To the extent shares underlying forfeited or otherwise terminated options have become available for subsequent grants as of November 30, 2008, they are included in the table as available for grant.

        Additional information required by this item is incorporated herein by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated herein by reference to Note 20 of the accompanying Consolidated Financial Statements included in Item 8 of this 10-K and the section entitled "Executive Compensation" and "General—Insider Transactions" in the Company's Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the section entitled "Audit Committee Report and Fees Paid to Independent Registered Public Accounting Firm" in the Company's Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents filed as a part of the report:

  (1)
  Financial Statements.

    Consolidated Balance Sheets at November 30, 2008 and December 2, 2007.

    Consolidated Statements of Operations for the years ended November 30, 2008, December 2, 2007, and November 26, 2006.

    Consolidated Statements of Stockholders' Deficit for the years ended November 30, 2008, December 2, 2007, and November 26, 2006.

    Consolidated Statements of Cash Flows for the years ended November 30, 2008, December 2, 2007, and November 26, 2006.

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

Exhibit Number	Description of Exhibit
*10.3	Amendment No. 2 to Sealy Profit Sharing Plan (incorporated herein by reference to Exhibit 10.22 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)
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

Exhibit Number	Description of Exhibit
10.15	Second Amended and Restated Credit Agreement dated April 14, 2005 among Sealy Mattress Company, Sealy Canada, LTD./LTEE, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, General Electric Capital Corporation, as co-documentation agent, Royal Bank of Canada as co-documentation agent, and other lenders from time to time parties thereto (incorporated herein by reference to Exhibit 10.21 to Sealy Mattress Corporation's Current Report on Form 8-K (File No. 333-117081) filed April 20, 2005)
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

Exhibit Number	Description of Exhibit
*10.26	Sealy Corporation Directors' Deferred Compensation Plan dated December 13, 2004 (incorporated herein by reference to Exhibit 10.29 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)
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
10.30	Third Amended and Restated Credit Agreement, dated August 25, 2006 (incorporated herein by reference to Sealy Corporation Report on Form 8-K (File No. 1-8738) filed on August 30, 2006).
10.31
Management Services Agreement with Kohlberg Kravis Roberts & Co. L.P. dated April 6, 2004 (incorporated herein by reference to Exhibit 10.33 to Sealy Corporation's Registration Statement on Form S-1 (File No. 333-126280) filed August 12, 2005)
10.32
Form of Management Services Termination Agreement (incorporated herein by reference to Exhibit 10.34 to Sealy Corporation's Registration Statement on Form S-1 (File No. 333-126280) filed September 12, 2005)
10.33
Supply Agreement, dated February 18, 2003, between Sealy, Inc. and Nomaco Inc. (incorporated herein by reference to Exhibit 10.35 to Sealy Corporation's Registration Statements on Form S-1 (File No. 333-126280) filed September 12, 2005) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
10.34
Joinder, dated as of September 8, 2004, to the Stockholders' Agreement dated April 6, 2004 (incorporated herein by reference to Exhibit 10.36 to Sealy Corporation's Registration Statement on Form S-1 (File No. 333-126280) filed Statement 12, 2005)
*10.35
Amendment No. 1 to the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries adopted July 25, 2007 (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2007 (File No. 1-8738) filed October 4, 2007)
*10.36
Amendment No. 1 to the Sealy Corporation 1998 Stock Option Plan adopted October 26, 2007 (incorporated herein by reference to Exhibit 10.38 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 2, 2007 (File No. 1-8738) filed January 31, 2008)
*10.37
Amendment No. 2 to the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its subsidiaries adopted October 26, 2007 (incorporated herein by reference to Exhibit 10.39 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 2, 2007 (File No. 1-8738) filed January 31, 2008).

Exhibit Number	Description of Exhibit
*10.38	Employment Agreement dated April 17, 2008 by and between Sealy Corporation and Louis R. Bachicha (incorporated herein by reference to Exhibit 10.40 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 2, 2008 (File No. 1-8738) filed July 8, 2008)
*10.39
Amended Employment Agreement dated July 22, 2008 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 (File No. 1-8738) filed October 7, 2008)
*10.40
Restricted Stock Award Agreement dated July 22, 2008 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.2 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 (File No. 1-8738) filed October 7, 2008)
*†10.41	Amended and Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries, adopted November 6, 2008 and effective December 16, 2008.
*†10.42	Amended and Restated Sealy Corporation Directors' Deferred Compensation Plan adopted December 17, 2008.
*†10.43	Amended and Restated Sealy Corporation Bonus Plan dated December 18, 2008.
*†10.44	Amendment and Restatement of the Sealy Benefit Equalization Plan dated December 18, 2008.
*†10.45	Amendment and Restatement of the Sealy Executive Severance Benefit Plan dated December 18, 2008.
*†10.46
Amendment to Employment Agreement, dated December 30, 2008, between Sealy Corporation and Lawrence J. Rogers, Jeffrey C. Ackerman, Louis R. Bachicha, Philip Dobbs, G. Michael Hoffman, Alan Letton, Steven Rusing, David Twine and Kenneth L. Walker.
†12.1	Computation of Ratio of Earnings to Fixed Charges
†21.1	Subsidiaries of Sealy Corporation
†23.1
Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of its audit reports into Sealy Corporation's Registration Statement on Form S-8 (file No. 333-139794)
†31.1	Chief Executive Officer Certification of the Type Described in Rule 13a-14(a) and Rule 15d-14(a)
†31.2	Chief Financial Officer Certification of the Type Described in Rule 13a-14(a) and Rule 15d-14(a)
†32.1	Certification Pursuant to 18 U.S.C. Section 1350.

*
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

†
Filed herewith.

 Schedule I—Consolidated Valuation and Qualifying Accounts

	Fiscal Year
	2008		2007		2006
Allowance for doubtful accounts
Balance beginning of period	$9,705		$8,543		$10,569
Charged to costs and expenses	10,279		6,620		2,705
Charged to other accounts	—		—		—
Deductions	6,631	(1)	5,458	(1)	4,731	(1)
Balance at end of period	$13,353		$9,705		$8,543
Reserve for discounts and returns
Balance beginning of period	$16,715		$14,037		$9,840
Charged to costs and expenses	18,454		29,246		27,903
Charged to other accounts	—		—		—
Deductions	23,612	(2)	26,568	(2)	23,706	(2)
Balance at end of period	$11,557		$16,715		$14,037
Reserve for inventory obsolescence
Balance beginning of period	$2,648		$1,831		$1,828
Charged to costs and expenses	2,059		1,809		1,500
Charged to other accounts	—		—		—
Deductions	2,880	(3)	992	(3)	1,497	(3)
Balance at end of period	$1,827		$2,648		$1,831
Deferred tax asset valuation
Balance beginning of period	$25,227		$28,762		$30,259
Charged to costs and expenses	6,365		2,702		1,242
Charged to other accounts	(2,979)		(1,712)		(139)
Deductions	(668)		4,525		2,600
Balance at end of period	$27,945		$25,227		$28,762

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

Date: January 15, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAWRENCE J. ROGERS Lawrence J. Rogers	President and Chief Executive Officer (Principal Executive Officer)	January 15, 2009
/s/ JEFFREY C. ACKERMAN Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 15, 2009
/s/ BRIAN F. CARROLL Brian F. Carroll	Director	January 15, 2009
/s/ JAMES W. JOHNSTON James W. Johnston	Director	January 15, 2009
/s/ GARY E. MORIN Gary E. Morin	Director	January 15, 2009
/s/ DEAN B. NELSON Dean B. Nelson	Director	January 15, 2009
/s/ PAUL NORRIS Paul Norris	Director	January 15, 2009

Signature	Title	Date

/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	January 15, 2009
/s/ SCOTT M. STUART Scott M. Stuart	Director	January 15, 2009

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