Form 10-Q
period 2009-03-01
SEALY CORP
filed 2009-03-31
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 1, 2009
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

        The number of shares of the registrant's common stock outstanding as of March 30, 2009 is approximately: 92,108,912.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 1, 2009	March 2, 2008
Net sales	$309,976	$391,929
Cost of goods sold	191,726	238,734

Gross profit	118,250	153,195
Selling, general and administrative expenses	96,696	116,203
Amortization of intangibles	815	915
Restructuring expenses	113	541
Royalty income, net of royalty expense	(3,370)	(4,860)

Income from operations	23,996	40,396
Interest expense	17,548	15,376
Gain on sale of subsidiary stock	(1,292)	—
Other expense (income), net	(33)	(99)

Income before income tax expense	7,773	25,119
Income tax expense	3,027	8,905

Net income	$4,746	$16,214

Earnings per common share—Basic	$0.05	$0.18

Earnings per common share—Diluted	$0.05	$0.17

Weighted average number of common shares outstanding:
Basic	91,807	90,865
Diluted	93,555	95,167

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	March 1, 2009	November 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$15,074	$26,596
Accounts receivable, net of allowances for bad debts, cash discounts and returns	161,719	156,583
Inventories	57,068	64,634
Prepaid expenses and other current assets	18,037	30,969
Deferred income taxes	19,249	16,775

	271,147	295,557

Property, plant and equipment—at cost	445,441	449,308
Less accumulated depreciation	(223,723)	(218,560)

	221,718	230,748

Other assets:
Goodwill	356,246	357,149
Other intangibles, net of accumulated amortization	4,178	4,945
Deferred income taxes	6,886	3,392
Debt issuance costs, net, and other assets	29,039	29,083

	396,349	394,569

	$889,214	$920,874

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$19,754	$21,243
Accounts payable	109,841	97,084
Accrued incentives and advertising	21,606	34,542
Accrued compensation	24,501	24,797
Accrued interest	12,090	16,432
Other accrued expenses	49,503	44,363

	237,295	238,461

Long-term obligations, net of current portion	726,976	762,162
Other noncurrent liabilities	72,858	71,257
Deferred income taxes	5,889	4,962
Common stock and options subject to redemption	8,638	8,856
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2009 and 2008—200,000 Issued and outstanding: 2009—92,109; 2008—91,800 (including shares classified above as subject to redemption: 2009—241; 2008—282)	917	917
Additional paid-in capital	669,765	668,547
Accumulated deficit	(809,552)	(814,298)
Accumulated other comprehensive income	(23,572)	(19,990)

	(162,442)	(164,824)

	$889,214	$920,874

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 30, 2008		91,800	$917	$668,547	$(814,298)	$(19,990)	$(164,824)
Net income	4,746				4,746		4,746
Foreign currency translation adjustment	(3,709)					(3,709)	(3,709)
Adjustment to defined benefit plan liability, net of tax of $55	82					82	82
Change in fair value of cash flow hedge, net of tax of $102	45					45	45
Share-based compensation:
Compensation associated with stock option grants				835			835
Directors' deferred stock compensation				16			16
Current period expense from restricted stock awards				166			166
Exercise of stock options		16	—	3			3
Excess tax benefit on options exercised				(19)			(19)
Adjustment of common stock and options subject to redemption			—	217			217

Balance at March 1, 2009	$1,164	91,816	$917	$669,765	$(809,552)	$(23,572)	$(162,442)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 1, 2009	March 2, 2008
Cash flows from operating activities:
Net income	$4,746	$16,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,619	8,377
Deferred income taxes	(3,363)	(361)
Amortization of deferred gain on sale-leaseback	(162)	—
Amortization of debt issuance costs and other	583	905
Share-based compensation	1,016	623
Excess tax benefits from share-based payment arrangements	—	(776)
Loss on sale of assets	395	5
Gain on sale of subsidiary stock	(1,292)	—
Other, net	(172)	290
Changes in operating assets and liabilities:
Accounts receivable	(8,369)	(4,420)
Inventories	6,947	3,024
Prepaid expenses and other current assets	10,723	4,518
Accounts payable	14,056	2,238
Accrued expenses	(12,619)	(28,980)
Other liabilities	(186)	861

Net cash provided by operating activities	19,922	2,518

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,346)	(9,062)
Proceeds from sale of property, plant and equipment	8,449	1
Net proceeds from sale of subsidiary stock	1,237	—
Investments in and loans to unconsolidated affiliate	(2,322)	—

Net cash provided by (used in) investing activities	5,018	(9,061)

Cash flows from financing activities:
Cash dividends	—	(6,811)
Proceeds from issuance of debt obligations	1,990	—
Repayments of debt obligations	(4,043)	(3,712)
Borrowings under revolving credit facilities	59,565	143,877
Repayments under revolving credit facilities	(93,965)	(118,077)
Exercise of employee stock options, including related excess tax benefits	3	785
Debt issuance costs	(8)	—
Other	—	(1,984)

Net cash (used in) provided by financing activities	(36,458)	14,078

Effect of exchange rate changes on cash	(4)	(839)

Change in cash and cash equivalents	(11,522)	6,696
Cash and cash equivalents:
Beginning of period	26,596	14,607

End of period	$15,074	$21,303

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Basis of Presentation

        The interim Condensed Consolidated Financial Statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim Condensed Consolidated Financial Statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. These Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements for the year ended November 30, 2008 included within the Company's Annual Report on Form 10-K (File No. 001-08738).

        On April 6, 2004, the Company completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of the Company's capital stock. Certain of the Company's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in the Company's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company contributed all of its interest in Sealy Mattress Company, of which it was the sole shareholder, to a newly formed subsidiary holding company, Sealy Mattress Corporation, which also replaced the Company as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes") issued by Sealy Mattress Company. Effective May 25, 2006, Sealy Corporation was named a guarantor of the 2014 Notes. At March 1, 2009, KKR controlled approximately 50.6% of the issued and outstanding common stock of the Company.

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

        A reclassification has been made to the 2008 Condensed Consolidated Financial Statements to conform with the 2009 presentation. The reclassification made relates to the $0.5 million of restructuring charges incurred in the first quarter of fiscal 2008 for Brazil which was originally reported as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. This amount was reclassified to restructuring expenses in the Condensed Consolidated Statement of Operations in the fiscal 2008 presentation.

Note 2: Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

has adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities that are measured at fair value within the financial statements as of December 1, 2008. See Note 9.

        In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted the provisions of this statement effective March 1, 2009. As a result of the adoption of this statement, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 8.

        In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. The provisions of this issue were adopted effective December 1, 2008. The adoption of this issue did not have an impact on the financial statements of the Company since the Company had previously accounted for these types of advance payments in a manner consistent with that required by the interpretation.

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

        In November 2008, the EITF issued EITF Issue No. 08-06, "Equity Method Investment Considerations", which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company will adopt this issue as of the beginning of fiscal 2010 and is still assessing the potential impact of adoption.

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

        During the three months ended March 1, 2009, the Company granted new options to purchase 51,167 shares of common stock and recognized an insignificant amount of compensation expense related to these options. During the three months ended March 2, 2008, the Company granted no new options to purchase shares of common stock. The options granted during the first quarter of fiscal 2009 had a weighted average grant-date fair value of $0.47 per option. The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Three Months Ended March 1, 2009
Expected volatility	60%
Expected dividend yield	0%
Expected term (in years)	5.63–5.90
Risk-free rate	2.07%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on its own shares and also considers a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is assumed to be zero based on our current inability to pay a dividend under the provisions of the senior credit facilities. The risk-free rate is based on the U.S. Treasury yield

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

curve in effect at the time of grant. The expected term is based on an analysis of the early exercise behavior of employees.

        A summary of option activity under the 1998 Plan for the three months ended March 1, 2009, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 30, 2008	1,935,478	$1.50
Exercised	(16,481)	0.20
Forfeited	(7,706)	3.46

Outstanding March 1, 2009 (all fully vested and exercisable)	1,911,291	$1.50
Weighted average remaining contractual term	5.1 years
Aggregate intrinsic value at March 1, 2009 (in thousands)	$0

        A summary of option activity under the 2004 Plan for the three months ended March 1, 2009, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 30, 2008	9,948,520	$6.96
Granted	51,167	$0.87
Forfeited	(324,032)	$7.02

Outstanding March 1, 2009	9,675,655	$6.92
Weighted average remaining contractual term	6.0 years
Aggregate intrinsic value (in thousands)	$0
Exercisable at March 1, 2009	5,172,536
Weighted average remaining contractual term	5.8 years
Aggregate intrinsic value (in thousands)	$0

        As of March 1, 2009, the Company had approximately $5.9 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 4.9 years.

        During the three months ended March 1, 2009 and March 2, 2008, the Company recognized total non-cash compensation expense associated with stock options of $0.8 million and $0.5 million, respectively.

        During the three months ended March 2, 2008, the Company recognized expense of $0.1 million, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company's common stock. These rights to sell the vested shares have expired and the related liability has been reclassified to common stock and options subject to redemption and additional paid in capital within the accompanying Condensed Consolidated Balance Sheet as of March 1, 2009.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of March 1, 2009, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the recognition of the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. The Company has not recognized compensation cost in the current period for options to purchase 674,532 shares of common stock that do not vest unless the performance targets are achieved.

        The Company has outstanding 291,971 restricted shares which have the same rights as the Company's outstanding common shares except that they cannot be sold by the holder until the end of the vesting period. Compensation expense recognized during the three months ended March 1, 2009 related to these restricted shares was $0.2 million. As of March 1, 2009, the remaining unrecognized compensation cost related to restricted stock awards was $1.6 million which is expected to be recognized over the remaining vesting period of 2.4 years. As of March 1, 2009, none of the outstanding restricted stock awards have vested. There were no such awards outstanding as of March 2, 2008.

        On February 26, 2009, the Company approved grants of 344,400 restricted share units (RSUs). The RSUs have a grant date fair value of $0.87 based on the closing price of the Company's common stock as of the grant date. These RSUs vest based on the attainment of certain performance targets that are tied to the Company's earnings performance. If these performance targets are not met, then the RSUs will not vest. Compensation expense recognized during the three months ended March 1, 2009 related to these awards was insignificant. As of March 1, 2009, the remaining unrecognized compensation cost related to these RSUs was $0.3 million which will be recognized based on the Company's forecasted attainment of the performance targets. As of March 1, 2009, it is the Company's expectation that the performance targets for the RSUs will be met.

Note 4: Inventories

        The major components of inventories were as follows (in thousands):

	March 1, 2009	November 30, 2008
Raw materials	$27,271	$27,335
Work in process	19,866	29,140
Finished goods	9,931	8,159

	$57,068	$64,634

Note 5: Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products as well as a 20-year warranty on the major components of its TrueForm and MirrorForm visco-elastic products and its SpringFree latex product, the last ten years of which are prorated on a straight-line basis. The Company also offers a 20-year limited warranty on its RightTouch

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 5: Warranty Costs (Continued)

product line which covers only certain parts of the products and is prorated for part of the twenty years; however, the RightTouch line was discontinued in the third quarter of fiscal 2008. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimate involves an average lag time in days between the sale of a bed and the date of its return, applied to the current rate of the warranty returns.

        During fiscal 2008, the Company completed an analysis of its warranty claims experience. The analysis was based on historical return trends using newly available information as a result of a new and improved product return process that allows the Company to better track and match claims received to the sales for which those claims were initially recorded. As a result of the analysis performed, the Company changed its estimate of its accrued warranty obligations. This resulted in a reduction of accrued warranty obligations and cost of sales of approximately $2.5 million. The change in the Company's accrued warranty obligations for each of the three months ended March 1, 2009 and March 2, 2008 and the year ended November 30, 2008 was as follows (in thousands):

	March 1, 2009	November 30, 2008	March 2, 2008
Accrued warranty obligations at beginning of period	$16,487	$15,964	$15,964
Warranty claims	(4,580)	(20,034)	(4,580)
Warranty provisions	4,164	23,032	7,109
Change in estimate	—	(2,475)	—

Accrued warranty obligations at end of period	$16,071	$16,487	$18,493

        Warranty claims for the year ended November 30, 2008 include approximately $11.9 million for claims associated with products sold prior to December 2, 2007 that were still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $1.3 million, $5.9 million and $1.4 million for the three months ended March 1, 2009, the year ended November 30, 2008 and the three months ended March 2, 2008, respectively.

Note 6: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. During the fourth quarter of fiscal 2008, the Company recognized an impairment charge on the goodwill of its Europe reporting unit that was based upon an estimate of the fair value of the property and equipment and certain intangible assets, including customer relationships. During the first quarter of fiscal 2009, the Company completed its measurement of the impairment loss for the Europe reporting unit and concluded that the entire balance of the goodwill of this reporting unit was determined to be impaired. Thus, the $24.7 million impairment charge recognized in the fourth quarter as an estimate required no adjustment in the first quarter of fiscal 2009.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 6: Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the three months ended March 1, 2009 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of November 30, 2008	357,149	—	357,149
Decrease due to foreign currency translation	(903)	—	(903)

Balance as of March 1, 2009	$356,246	$—	$356,246

        Total other intangibles of $4.2 million (net of accumulated amortization of $14.2 million) as of March 1, 2009 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years.

Note 7: Long-Term Obligations

        Long-term obligations as of March 1, 2009 and November 30, 2008 consisted of the following:

	March 1, 2009	November 30, 2008
	(in thousands)
Senior revolving credit facility	$30,000	$64,400
Senior secured term loans	377,181	377,181
Senior subordinated notes	273,945	273,945
Financing obligations	42,131	42,348
Other	23,473	25,531

	746,730	783,405
Less current portion	(19,754)	(21,243)

	$726,976	$762,162

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At March 1, 2009, amounts outstanding under the senior revolving credit facility included $30.0 million under the U.S. portion of the facility. No amounts were outstanding under the Canadian portion at March 1, 2009. At March 1, 2009, the Company had approximately $79.0 million available under the revolving credit facility after taking into account letters of credit issued totaling $16.0 million. Our senior revolving credit facility is scheduled to mature in April 2010 and will be reflected as a component of the current portion of our long-term obligations beginning in the second quarter of fiscal 2009.

        Annually, the Company may be required to make principal prepayments depending on certain financial ratios, as defined in its senior secured credit agreement. At March 1, 2009, the Company is unable to estimate the amount of such required payment, if any, that would be due following the first quarter of fiscal 2010 with respect to excess cash flow for the 2009 fiscal year. No prepayments based on these conditions have been made prior to March 1, 2009.

        At March 1, 2009, the Company was in compliance with the covenants contained within its senior credit agreements and indenture governing the senior subordinated notes. Non-compliance with such

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Long-Term Obligations (Continued)

covenants could prevent the Company from being able to access these facilities for liquidity purposes and could require the Company to immediately repay all amounts outstanding under these facilities. While we currently expect to remain in compliance with these covenants for the next twelve months, given current economic conditions, it is possible that we could fall out of compliance. In the event of this occurrence, the Company intends to take such actions available to it in respect thereof as it determines to be appropriate at such time which may include refinancing all or a portion of the senior secured credit facilities under modified terms or amending the terms of such facilities. There can be no assurance that any such actions will be successful. Any such action, if successful, may also result in interest being payable by the Company at higher interest rates. The senior credit agreements and the senior subordinated notes also restrict the Company's ability to pay dividends.

Note 8: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. All of the Company's designated hedging instruments are considered to be cash flow hedges.

Interest Rate Risk

        The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. In order to manage this risk, the Company has entered into several interest rate swap agreements that convert the debt's variable interest rate to a fixed interest rate. These swap agreements are either designated as hedging instruments or are considered to be economic hedges which are not designated as hedging instruments. The gains and losses on both designated and undesignated swap agreements will offset losses and gains on the transactions being hedged. The Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated as described in Note 9, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to interest rate fluctuations follow:

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

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euros, 2.9 million Euros and 3.5 million Euros which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Derivative Instruments and Hedging Strategies (Continued)

amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The Company has not formally documented these interest rate swaps as hedges.

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

        As of March 1, 2009, the total notional amount of the Company's interest rate swap agreements was $378 million including both agreements that have been designated as hedging instruments and those that have not been so designated. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows related to forecasted interest payments through interest rate swap agreements is through May 2019. Over the next 12 months, the Company expects to reclassify $8.5 million of deferred losses from accumulated other comprehensive income to interest expense as related interest payments related to the designated interest rate swaps are recognized.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials and royalty payments made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. As with its interest rate swap instruments, the Company designates certain of these forward contract hedges as hedging instruments and enters into some forward contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 9, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations follow:

        At March 1, 2009, the Company had four forward foreign currency contracts outstanding to purchase a total of 1.8 million Euros with expiration dates ranging from March 31, 2009 through December 31, 2009. These hedges were entered into to protect against the fluctuation in the Euro denominated royalty payments related to a third party license held by the Company. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in these royalty payments related to changes in the foreign currency exchange rates.

        The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Derivative Instruments and Hedging Strategies (Continued)

part of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At March 1, 2009 and November 30, 2008, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through December 31, 2009. Over the next 12 months, the Company expects to reclassify an insignificant amount of deferred losses from accumulated other comprehensive income to selling, general and administrative expense as related forecasted foreign currency payments are made.

        For the three months ended March 1, 2009, recognized foreign currency transaction gains were $0.5 million, compared with gains of $0.7 million for the three months ended March 2, 2008.

        At March 1, 2009 and November 30, 2008, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	March 1, 2009
			March 1, 2009
		Fair Value
	Balance Sheet Location		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	Accrued interest receivable	$—	Accrued interest payable	$2,125
Interest rate contracts	Other current assets	—	Other current liabilities	8,453
Interest rate contracts	Other noncurrent assets	—	Other noncurrent liabilities	5,741
Foreign exchange contracts	Other current assets	—	Other current liabilities	17
Foreign exchange contracts	Other noncurrent assets	—	Other noncurrent liabilities	—

Total derivatives designated as hedging instruments under FAS 133		—		16,336
Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Accrued interest receivable	—	Accrued interest payable	—
Interest rate contracts	Other current assets	—	Other current liabilities	—
Interest rate contracts	Other noncurrent assets	599	Other noncurrent liabilities	—
Foreign exchange contracts	Other current assets	—	Other current liabilities	—
Foreign exchange contracts	Other noncurrent assets	—	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments under FAS 133		599		—

Total derivatives		$599		$16,336

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Derivative Instruments and Hedging Strategies (Continued)

	Asset Derivatives		Liability Derivatives
	November 30, 2008
			November 30, 2008
		Fair Value
	Balance Sheet Location		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	Accrued interest receivable	$—	Accrued interest payable	$1,624
Interest rate contracts	Other current assets	—	Other current liabilities	6,285
Interest rate contracts	Other noncurrent assets	—	Other noncurrent liabilities	8,055
Foreign exchange contracts	Other current assets	—	Other current liabilities	—
Foreign exchange contracts	Other noncurrent assets	—	Other noncurrent liabilities	—

Total derivatives designated as hedging instruments under FAS 133		—		15,964
Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Accrued interest receivable	—	Accrued interest payable	—
Interest rate contracts	Other current assets	—	Other current liabilities	—
Interest rate contracts	Other noncurrent assets	388	Other noncurrent liabilities	—
Foreign exchange contracts	Other current assets	—	Other current liabilities	—
Foreign exchange contracts	Other noncurrent assets	—	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments under FAS 133		388		—

Total derivatives		$388		$15,964

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended March 1, 2009, was as follows (in thousands):

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate contracts	2,344	Interest income (expense)	(2,299)	Interest income (expense)	—
Foreign exchange contracts	(3)	Selling, general and administrative expenses	89	Selling, general and administrative expenses	—

Total	$2,341		$(2,210)		$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Derivative Instruments and Hedging Strategies (Continued)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Interest rate contracts	Interest income (expense)	211
Foreign exchange contracts	Selling, general and administrative expenses	19

Total		$230

        At March 1, 2009 and November 30, 2008, accumulated other comprehensive income associated with interest rate swaps qualifying for hedge accounting treatment was $(8.8 million) and $(8.9 million), respectively, net of income tax effects. At March 1, 2009 and November 30, 2008, accumulated other comprehensive income associated with foreign currency forwards qualifying for hedge accounting treatment was an insignificant amount, net of income tax effects.

Note 9: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts which include interest rate swap and foreign currency forward contracts discussed in Note 8 above. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties or the Company, as applicable, and have recorded a credit valuation adjustment of approximately $1.4 million at March 1, 2009. As noted in Note 2 above, the Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of fiscal 2009. The following table provides a summary of the fair values of assets and liabilities under FAS 157 (in thousands):

		Fair Value Measurements at March 1, 2009 Using
	March 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(15,737)	$—	$(15,737)	$—

Note 10: Other Income, Net

        Other income, net, includes interest income for the three months ended March 1, 2009 and March 2, 2008 of an insignificant amount and $0.1 million, respectively.

Note 11: Conditional Asset Retirement Obligations

        Under the provisions of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), the Company recorded an additional $0.1 million in property,

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Conditional Asset Retirement Obligations (Continued)

plant and equipment and other noncurrent liabilities in the first quarter of fiscal 2009. No new amounts were recorded in the first quarter of fiscal 2008. The amounts recorded in fiscal 2009 resulted from obligations of a new facility lease that requires the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility.

Note 12: Acquisitions and Dispositions

        On December 1, 2008, the Company sold fifty percent of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Australian licensee and these operations became part of the group of joint ventures that we participate in with the Australian licensee. In consideration of the sale of the fifty percent interest, the Company received net cash of $1.2 million and recognized a gain on the sale of the subsidiary of $1.3 million which has been recorded as a gain on sale of subsidiary stock in the accompanying Condensed Consolidated Statements of Operations. Upon the close of this transaction, the subsidiary was deconsolidated. The joint venture to which these operations were added is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. The Company accounts for its interest in this joint venture under the equity method.

        On December 4, 2008, the Company and its Australian licensee each acquired a 50% interest in a joint venture that owns the assets of the Company's former New Zealand licensee. The purchase price for the 50% ownership was $1.9 million. Additional contributions of $0.4 million were made by each party to the joint venture to fund the initial working capital of this entity. The New Zealand joint venture is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. The Company accounts for its interest in this joint venture under the equity method.

Note 13: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S., Canada and France for the three months ended March 1, 2009 and March 2, 2008 are as follows:

	Three Months Ended
	March 1, 2009	March 2, 2008
	(in thousands)
Service cost	$199	$272
Interest cost	365	339
Expected return on plan assets	(240)	(335)
Amortization of unrecognized gains and losses	91	39
Amortization of unrecognized transition asset	—	(22)
Amortization of unrecognized prior service cost	66	69

Net periodic pension cost*	$481	$362

Cash contributions	$0	$444

*
Net periodic pension cost recognized for the three months ended March 1, 2009 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2009. Similarly, net periodic pension cost for the three months ended March 2, 2008 is based upon preliminary estimates.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 13: Defined Benefit Pension Expense (Continued)

        The Company expects to make additional cash contributions to the plans of approximately $0.9 million during the remainder of fiscal 2009.

Note 14: Income Taxes

        The Company's effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three months ended March 1, 2009 and March 2, 2008 was approximately 38.9% and 35.5%, respectively. The effective rate for the three months ended March 1, 2009 was higher than the rate for the three months ended March 2, 2008 primarily due to one-time reductions of certain tax reserves in 2008.

        The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As a result of the implementation, the Company recognized a $10.5 million net increase to the liability for uncertain tax positions including interest and penalties of $0.7 million and $2.5 million, respectively. These increases were accounted for as a cumulative effect adjustment and recognized as an increase in the beginning accumulated deficit in the consolidated balance sheet. Including the cumulative effect adjustment, the Company had approximately $25.9 million of total unrecognized tax benefits as of December 3, 2007. The Condensed Consolidated Balance Sheet as of March 1, 2009 includes accrued interest of $5.6 million and penalties of $3.4 million due to unrecognized tax benefits. As of November 30, 2008, the Company had recorded accrued interest of $5.3 million and penalties of $3.4 million due to unrecognized tax benefits. An additional $0.3 million interest and no penalties were recorded in income tax expense in the three months ended March 1, 2009, and an additional $0.5 million interest and $0.2 million penalties were recorded in income tax expense in the three months ended March 2, 2008. The Company expects the liability for uncertain tax positions to decrease by $12.0 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following March 1, 2009. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 15: Comprehensive Income

        Comprehensive income for the three months ended March 1, 2009 and March 2, 2008 was $1.2 million and $15.4 million, respectively. The decrease in comprehensive income for the three months March 1, 2009 as compared to the three months ended March 2, 2008 has been primarily driven by the decrease in net income as compared to the prior period.

Note 16: Commitments and Contingencies

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of March 1, 2009 for $2.6 million ($3.3 million prior to discounting at 4.75%) associated with this remediation project.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Commitments and Contingencies (Continued)

Commitments

        On December 1, 2008, the Company completed a sale-leaseback transaction of its Southgate, California facility, including the land, building and improvements affixed to the properties. The facility is being leased back over a 7 year term and is classified as an operating lease. The net proceeds from the sale were $8.4 million and were reinvested in the business. The sale of this facility resulted in a gain of approximately $4.9 million. This gain has been deferred and is being amortized over the lease term. During the three months ended March 1, 2009, the Company has recognized $0.2 million of this gain. The remaining deferred gain was $4.7 million at March 1, 2009. Amounts recorded as a component of other accrued expenses and other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheets as of March 1, 2009 are $0.5 million and $4.2 million, respectively. The future minimum payments associated with this lease for the next five years are as follows (in thousands):

Fiscal Year
Remainder of 2009	$630
2010	861
2011	883
2012	905
2013	927
Thereafter	1,925

$6,131

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three months ended March 1, 2009 and March 2, 2008, severance costs of $1.2 million and $0.9 million, respectively, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. Severance benefits of $3.9 million and $3.2 million have been accrued as of March 1, 2009 and November 30, 2008, respectively. Of this amount, $3.2 million and $2.2 million is included as a component of accrued liabilities and $0.7 million and $1.0 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet as of March 1, 2009 and November 30, 2008, respectively.

Note 17: Related Party Transactions

        During the three months ended March 1, 2009, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.6 million. As of March 1, 2009, this entire amount was accrued as a component of other accrued expenses in the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 2, 2008, the Company paid premiums of $0.1 million for excess directors and officers liability insurance and excess liability insurance to KKR.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Segment Information

        The Company has determined that it has two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on the Company's organizational structure which is organized around geographic areas.

        Both reportable segments manufacture and market conventional and specialty bedding. The Americas segment's operations are concentrated in the United States, Canada, Mexico, Argentina, Uruguay, Brazil and Puerto Rico. Europe's operations are concentrated in western Europe. The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations before interest expense, income taxes, depreciation and amortization ("EBITDA"). The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

        Sales by geographic area are as follows:

	Three Months Ended
	March 1, 2009	March 2, 2008
Americas:
United States	$234,755	$281,290
Canada	31,039	44,367
Other International	19,891	27,441

Total Americas	285,685	353,098
Europe	24,291	38,831

Total	$309,976	$391,929

Total International	$75,221	$110,639

        There were no sales from Europe to the Americas for the three months ended March 1, 2009. Sales from Europe to the Americas for the three months ended March 2, 2008 were $1.9 million. Long

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Segment Information (Continued)

lived assets (principally property, plant and equipment) outside the United States were $61.3 million and $60.8 million as of March 1, 2009 and November 30, 2008, respectively.

	Three Months Ended
	March 1, 2009	March 2, 2008
	(in thousands)
Net sales to external customers:
Americas	$285,685	$353,098
Europe	24,291	38,831

	309,976	391,929

Capital expenditures:
Americas	2,208	8,546
Europe	138	516

	2,346	9,062

EBITDA:
Americas	33,954	46,926
Europe	(1,013)	2,020
Inter-segment eliminations	(1)	(74)

	32,940	48,872

Reconciliation of EBITDA to net income:
EBITDA from segments	32,940	48,872
Interest	17,548	15,376
Income taxes	3,027	8,905
Depreciation and amortization	7,619	8,377

Net Income	$4,746	$16,214

	March 1, 2009	November 30, 2008
	(in thousands)
Total assets:
Americas	$822,789	$852,644
Europe	67,978	69,784
Intersegment eliminations	(1,553)	(1,554)

	$889,214	$920,874

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands) for the quarter ended:

	Three Months Ended
	March 1, 2009	March 2, 2008
	(in thousands)
Numerator:
Net income available to common shareholders	$4,746	$16,214

Denominator:
Denominator for basic earnings per share—weighted average shares	91,807	90,865
Effect of dilutive securities:
Stock options	1,594	4,219
Restricted shares	—	—
Restricted share units	—	—
Other	154	83

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	93,555	95,167

Note 20: Restructuring Activities

        For the three months ended March 1, 2009 and March 2, 2008, the Company recognized restructuring charges related to initiatives including facility closures and organizational changes. The pretax restructuring charges recognized by the Company during the three months ended March 1, 2009 and March 2, 2008 were as follows:

	Three Months Ended
	March 1, 2009	March 2, 2008
	(in thousands)
Americas Segment	$113	$541
Europe Segment	—	—

	$113	$541

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Restructuring Activities (Continued)

        The following table summarizes the restructuring activity for the three months ended March 1, 2009 and the related restructuring liabilities balance:

	2009 Restructuring Activities
	Liabilities November 30, 2008	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities March 1, 2009
	(in thousands)
Severance and employee benefits	$393	$—	$(121)	$—	$272
Asset impairment charges	—	—	—	—	—
Other restructuring costs	—	113	(113)	—	—

Total	$393	$113	$(234)	$—	$272

        Restructuring costs incurred in the first quarter of fiscal 2009 represent costs incurred to relocate machinery and equipment associated with the closure of our Clarion, Pennsylvania manufacturing facility which occurred in October 2008.

        The following table summarizes the restructuring activity for the three months ended March 2, 2008 and the related restructuring liabilities balance:

	2008 Restructuring Activities
	Liabilities December 2, 2007	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities March 2, 2008
	(in thousands)
Severance and employee benefits	$—	$541	$—	$—	$541
Other restructuring costs	—	—	—	—	—

Total	$—	$541	$—	$—	$541

        Restructuring charges in the first quarter of fiscal 2008 represent employee severance and related benefit charges related to the decision to cut back the manufacturing operations in Brazil and move to a business model under which more product would be supplied by production from other Sealy manufacturing facilities.

Note 21: Subsequent Events

        Subsequent to quarter-end the Company made the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third-party suppliers. As a result, the Company will incur certain costs related to one-time terminations of employees. Additionally, the related equipment used in this manufacturing process is expected to be sold or otherwise disposed. The current net book value of the equipment is approximately $3.4 million as of March 1, 2009.

Note 22: Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the 2014 Notes

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 22: Guarantor/Non-Guarantor Financial Information (Continued)

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of March 1, 2009 and November 30, 2008, Condensed Consolidating Statements of Operations for the three months ended March 1, 2009 and March 2, 2008, and Condensed Consolidating Statements of Cash Flows for the three months ended March 1, 2009 and March 2, 2008.

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

 SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

March 1, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6	$—	$1	$6,728	$8,339	$—	$15,074
Accounts receivable, net	—	—	6	98,179	63,534	—	161,719
Inventories	—	—	1,781	36,623	19,187	(523)	57,068
Prepaid expenses, deferred income taxes and other current assets	1,358	—	2,645	28,335	4,948	—	37,286

	1,364	—	4,433	169,865	96,008	(523)	271,147
Property, plant and equipment, at cost	—	—	9,664	350,359	85,418	—	445,441
Less accumulated depreciation	—	—	(4,741)	(184,721)	(34,261)	—	(223,723)

	—	—	4,923	165,638	51,157	—	221,718
Other assets:
Goodwill	—	—	24,741	301,942	29,563	—	356,246
Other intangibles, net	2,295	—	—	1,883	—	—	4,178
Net investment in subsidiaries	(198,287)	217,781	364,371	26,968	—	(410,833)	—
Due from (to) affiliates	45,358	(416,068)	504,251	(55,966)	(77,688)	113	—
Debt issuance costs, net and other assets	—	—	8,288	18,453	9,184	—	35,925

	(150,634)	(198,287)	901,651	293,280	(38,941)	(410,720)	396,349

Total assets	$(149,270)	$(198,287)	$911,007	$628,783	$108,224	$(411,243)	$889,214

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$3,750	$1,944	$14,060	$—	$19,754
Accounts payable	—	—	227	67,545	42,069	—	109,841
Accrued customer incentives and advertising	—	—	—	16,953	4,653	—	21,606
Accrued compensation	—	—	349	18,296	5,856	—	24,501
Accrued interest	22	—	1,048	10,730	290	—	12,090
Other accrued expenses	3,729	—	8,620	32,418	4,736	—	49,503

	3,751	—	13,994	147,886	71,664	—	237,295
Long-term obligations	—	—	677,376	41,570	8,030	—	726,976
Other noncurrent liabilities	—	—	5,741	56,125	10,992	—	72,858
Deferred income taxes	783	—	(3,885)	3,340	5,651	—	5,889
Common stock and options subject to redemption	8,638	—	—	—	—	—	8,638
Stockholders' equity (deficit)	(162,442)	(198,287)	217,781	379,862	11,887	(411,243)	(162,442)

Total liabilities and stockholders' equity (deficit)	$(149,270)	$(198,287)	$911,007	$628,783	$108,224	$(411,243)	$889,214

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

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended March 1, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$20,893	$222,669	$73,545	$(7,131)	$309,976
Cost and expenses:
Cost of goods sold	—	—	12,373	136,080	50,341	(7,068)	191,726
Selling, general and administrative	194	—	1,933	75,178	19,391	—	96,696
Amortization of intangibles	727	—	—	72	16	—	815
Restructuring and related costs	—	—	—	113	—	—	113
Royalty (income) expense, net	(1,004)	—	—	(3,401)	1,035	—	(3,370)

Income from operations	83	—	6,587	14,627	2,762	(63)	23,996
Interest expense	36	88	15,902	619	903	—	17,548
Gain on sale of subsidiary stock	—	—	—	—	(1,292)	—	(1,292)
Other (income) expense, net	—	—	—	—	(33)	—	(33)
Loss (income) from equity investees	(4,710)	(4,777)	(862)	—	—	10,349	—
Loss (income) from non- guarantor equity investees	—	—	—	(1,014)	—	1,014	—
Capital charge and intercompany interest allocation	—	—	(14,470)	13,880	590	—	—

Income (loss) before income taxes	4,757	4,689	6,017	1,142	2,594	(11,426)	7,773
Income tax expense (benefit)	11	(21)	1,240	231	1,581	(15)	3,027

Net income (loss)	$4,746	$4,710	$4,777	$911	$1,013	$(11,411)	$4,746

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended March 2, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$18,130	$270,513	$110,690	$(7,404)	$391,929
Cost and expenses:
Cost of goods sold	—	—	10,982	164,379	70,915	(7,542)	238,734
Selling, general and administrative	(54)	—	1,741	86,739	27,777	—	116,203
Amortization of intangibles	800	—	—	72	43	—	915
Restructuring and related costs	—	—	—	—	541	—	541
Royalty (income) expense, net	(1,044)	—	—	(4,860)	1,044	—	(4,860)

Income from operations	298	—	5,407	24,183	10,370	138	40,396
Interest expense	77	143	14,063	451	642	—	15,376
Other (income) expense, net	—	—	—	—	(99)	—	(99)
Loss (income) from equity investees	(16,150)	(16,191)	(14,894)	—	—	47,235	—
Loss (income) from non-guarantor equity investees	—	—	—	(10,746)	—	10,746	—
Capital charge and intercompany interest allocation	—	—	(13,128)	11,375	1,753	—	—

Income (loss) before income taxes	16,371	16,048	19,366	23,103	8,074	(57,843)	25,119
Income tax expense (benefit)	157	(102)	3,175	8,228	(2,598)	45	8,905

Net income (loss)	$16,214	$16,150	$16,191	$14,875	$10,672	$(57,888)	$16,214

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Three Months Ended March 1, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$4,139	$15,595	$188	$—	$19,922

Cash flows from investing activities:
Purchase of property, plant and equipment	—	—	—	(2,092)	(254)	—	(2,346)
Proceeds from the sale of property, plant, and equipment	—	—	—	8,498	(49)	—	8,449
Net proceeds from sale of subsidiary	—	—	—	—	1,237	—	1,237
Investments in and loans to unconsolidated affiliate	—	—	—	—	(2,322)	—	(2,322)
Net activity in investment in and advances from (to) subsidiaries and affiliates	(586)	—	30,269	(16,442)	(13,241)	—	—

Net cash provided by (used in) investing activities	(586)	—	30,269	(10,036)	(14,629)	—	5,018
Cash flows from financing activities:
Dividend	—	—	—	—	—	—	—
Equity received upon exercise of stock including related excess tax benefits	3	—	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	—	—
Proceeds from issuance of long term obligations	—	—	—	—	1,990	—	1,990
Repayments of long-term obligations	—	—	—	(1,254)	(2,789)	—	(4,043)
Borrowings under revolving credit facilities	—	—	51,500	—	8,065	—	59,565
Repayments on revolving credit facilities	—	—	(85,900)	—	(8,065)	—	(93,965)
Other	—	—	(8)	—	—	—	(8)

Net cash used in financing activities	3	—	(34,408)	(1,254)	(799)	—	(36,458)

Effect of exchange rate changes on cash	—	—	—	—	(4)	—	(4)

Change in cash and cash equivalents	(583)	—	—	4,305	(15,244)	—	(11,522)
Cash and cash equivalents:
Beginning of period	589	—	1	2,423	23,583	—	26,596

End of period	$6	$—	$1	$6,728	$8,339	$—	$15,074

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

BUSINESS OVERVIEW

        Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster, and Bassett brands and accounted for approximately 87% of our total net sales for the year ended November 30, 2008. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products.

        The current economic and weak retail environments have affected the level of spending by end consumers and have caused a decrease in U.S. mattress sales across the industry. We expect this challenging business environment to continue through 2009. Also, the economic slowdown we have been experiencing in the U.S. has begun to spread and we are experiencing a slowdown in international markets as well. Furthermore, changes in foreign exchange rates contributed favorably to international results in fiscal 2008 and these trends have begun to reverse.

        We have continued our focus on new product development to bring new and innovative products to the market. In February 2009, we introduced our redesigned Stearns & Foster product line which features our Variable Response Technology foam to provide a softer, more indulgent sleep surface. Earlier, in January 2008, we introduced our new Sealy Posturepedic innerspring line which is designed to eliminate tossing and turning caused by pressure points. We have also invested capital in the business to increase our capability to design products including the opening of our Center of Excellence pressure mapping laboratory in 2008.

        Our industry continues to be challenged by the unprecedented volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. During fiscal 2008, the cost of these components saw significant increases above their recent historical averages. We have begun to see these costs, particularly those related to steel and polyurethane and latex foams, decrease during the first quarter of fiscal 2009 and expect these decreases to continue through the second quarter of fiscal 2009 due to an expected decline in related commodity prices, but these decreases may not occur. The manufacturers of products such as petro-chemicals and wire rod, which are the materials purchased by our suppliers of foam and drawn wire, may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers.

        We have two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on our organizational structure which is organized around geographic areas. Both reportable segments manufacture and market conventional and specialty bedding. The Americas segment's operations are concentrated in the United States, Canada, Mexico, Argentina, Uruguay, Brazil and Puerto Rico. Europe's operations are concentrated in western Europe.

RESULTS OF OPERATIONS

  Tabular Information

        The following table sets forth our summarized results of operations for the three months ended March 1, 2009 and March 2, 2008, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	March 1, 2009		March 2, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$309,976	100.0%	$391,929	100.0%
Cost of goods sold	191,726	61.9	238,734	60.9

Gross profit	118,250	38.1	153,195	39.1
Selling, general and administrative expenses	96,696	31.2	116,203	29.6
Amortization of intangibles	815	0.3	915	0.2
Restructuring expenses	113	—	541	0.1
Royalty income, net of royalty expense	(3,370)	(1.1)	(4,860)	(1.2)

Income from operations	23,996	7.7	40,396	10.4
Interest expense	17,548	5.7	15,376	3.9
Gain on sale of subsidiary stock	(1,292)	(0.4)	—	—
Other income, net	(33)	—	(99)	—

Income before income taxes	7,773	2.0	25,119	6.5
Income tax expense	3,027	1.0	8,905	2.3

Net income	$4,746	1.0%	$16,214	4.2%

Effective tax rate	38.9%		35.5%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Three Months Ended:
	March 1, 2009	March 2, 2008
Americas:
United States	75.7%	71.8%
Canada	10.0	11.3
Other	6.5	7.0

Total Americas	92.2	90.1
Europe	7.8	9.9

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the Three Months Ended
	March 1, 2009		March 2, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$285,685	100.0%	$353,098	100.0%
Cost of goods sold	173,213	60.6	210,103	59.5

Gross profit	112,472	39.4	142,995	40.5
United States (US Dollars):
Net sales	234,755	100.0	281,290	100.0
Cost of goods sold	140,302	59.8	168,585	59.9

Gross profit	94,453	40.2	112,705	40.1
Total International (US Dollars):
Net sales	75,221	100.0	110,639	100.0
Cost of goods sold	51,424	68.4	70,149	63.4

Gross profit	23,797	31.6	40,490	36.6
Canada:
US Dollars:
Net sales	31,039	100.0	44,367	100.0
Cost of goods sold	20,549	66.2	25,337	57.1

Gross profit	10,490	33.8	19,030	42.9
Canadian Dollars:
Net sales	38,390	100.0	44,182	100.0
Cost of goods sold	25,428	66.2	25,231	57.1

Gross profit	12,962	33.8	18,951	42.9
Other Americas (US Dollars):
Net sales	19,891	100.0	27,441	100.0
Cost of goods sold	12,362	62.1	16,181	59.0

Gross profit	7,529	37.9	11,260	41.0
Europe:
US Dollars:
Net sales	24,291	100.0	38,831	100.0
Cost of goods sold	18,513	76.2	28,631	73.7

Gross profit	5,778	23.8	10,200	26.3
Euros:
Net sales	18,332	100.0	26,320	100.0
Cost of goods sold	13,962	76.2	19,408	73.7

Gross profit	$4,370	23.8%	$6,912	26.3%

  Quarter Ended March 1, 2009 compared with Quarter Ended March 2, 2008

        Net Sales.    Our consolidated net sales for the quarter ended March 1, 2009, were $310.0 million, a decrease of $82.0 million, or 20.9%, from the quarter ended March 2, 2008. Total Americas net sales were $285.7 million for the first quarter of fiscal 2009, a decrease of 19.1% from the first quarter of fiscal 2008. This decrease was primarily related to our U.S. operations within the Americas segment. Total U.S. net sales were $234.8 million for the first quarter of fiscal 2009, a decrease of 16.5% from the first quarter of fiscal 2008. The U.S. net sales decrease of $46.5 million was attributable to a 16.5% decrease in wholesale unit volume and a 0.1% decrease in wholesale average unit selling price. The decrease in unit volume is primarily attributable to continued weak retail demand as described above under "Business Overview". The effects of the price increases taken in July 2008 have been offset by a change in the mix of the products sold. We have seen significant declines in sales of higher priced products such as Stearns & Foster and specialty products and higher sales of value priced Sealy brand product on the success of new products launched in our fiscal fourth quarter of 2008 and their appeal to many consumers in the current economic environment. In Canada, local currency sales decreases of 13.1% translated into decreases of 30.0% in U.S. dollars. Local currency sales performance in Canada was driven by a 16.0% decrease in unit volume, which was partially offset by a 3.5% increase in average unit selling price. The decline in unit volume is primarily attributable to weak Canadian retail demand. Elsewhere in the Americas, we have experienced sales decreases in our Mexico and South American markets. In our European segment, local currency sales decreases of 30.4% translated into decreases of 37.4% in U.S. dollars. Decreased sales of OEM latex bed cores, which have lower prices, drove the unit declines and the increase in average unit selling price. Local currency finished goods sales in Europe decreased 10.9%.

        Gross Profit.    Our consolidated gross profit for the quarter was $118.3 million, a decrease of $34.9 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 1.0 percentage points to 38.1%. This was due to a decrease in gross profit margins in both of our segments. Total Americas gross profit for the quarter was $112.5 million, a decrease of $30.5 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 1.1 percentage points to 39.4%. This decrease as a percentage of sales was primarily due to a decrease in gross profit margins in our Canadian operations. U.S. gross profit decreased $18.3 million to $94.5 million, which, as a percent of sales, represents an increase of 0.1 percentage points to 40.2% of net sales. The increase in percentage of net sales was driven by a combination of the favorable impact of operations efficiencies such as labor productivity and value engineering and the price increases taken in July 2008. Partially offsetting these improvements were the unfavorable impact of inflation including significant increases on steel and foam and the negative impact of less absorption of fixed costs as a result of lower volume. The gross profit margin in Canada was 33.8% as a percentage of net sales which represents a decrease of 9.1 percentage points. This decrease was driven by the impact of inflation and currency fluctuations on raw materials. We have seen increases in the steel and foam components due, in part, to the price fluctuations in the underlying commodities. In our European segment, the gross profit margin decrease of 2.5 percentage points was due to the negative impact of less absorption for fixed costs as a result of lower volumes partially offset by favorable impact from a shift in sales mix toward more finished goods sales.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense decreased $19.5 million to $96.7 million. As a percent of net sales this expense was 31.2% and 29.6% for the quarters ended March 1, 2009 and March 2, 2008, respectively, an increase of 1.6 percentage points. The increase as a percent of sales is primarily due to lower sales volumes. The decrease in absolute dollars is primarily due to an $11.1 million reduction in volume driven variable expenses including an $8.1 million decrease in cooperative advertising and promotional costs and a $4.8 million decrease in delivery costs due primarily to a decrease in unit volume shipped. These decreases were partially offset by an increase in bad debt expense of $1.8 million. In addition, fixed operating costs decreased $7.9 million from the prior year period due to reductions in salary and fringe expenses and discretionary expenditures such as travel and entertainment. Promotional expenses related to launching new products in the U.S. were $1.1 million lower than in fiscal 2008 which included costs associated with the 2008 roll out of our new Sealy Posturepedic innerspring line.

        Restructuring and related costs.    We recognized pretax restructuring costs of $0.1 million during the three months ended March 1, 2009 as compared with costs of $0.5 million recognized during the comparable prior year period.

        In the first quarter of fiscal 2008, management made the decision to cut back the manufacturing operations in Brazil and move to a business model under which more product would be supplied by production from other Sealy manufacturing facilities. As a result, we incurred charges of $0.5 million related to employee severance and related benefits. The plan was completed in the fourth quarter of fiscal 2008.

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. During the three months ended March 1, 2009, we incurred additional charges related to this action of $0.1 million primarily related to relocation costs. This plan was completed in the first quarter of fiscal 2009 and we do not expect to incur additional costs related to this activity.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the three months ended March 1, 2009 decreased by $1.5 million as compared with the prior year period to $3.4 million primarily due to a decrease in domestic license sales along with unfavorable fluctuations in international currency rates.

        Gain on sale of subsidiary stock.    On December 1, 2008, the Company sold 50% of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Austrailian licensee and these operations became part of the joint venture that we participate in with the Austrailian licensee. In consideration of the sale of the 50% interest, the Company recognized a gain of $1.3 million in the three months ended March 1, 2009.

        Interest Expense.    Our consolidated interest expense for the first quarter of fiscal 2009 increased $2.2 million as compared with the prior year period at $15.4 million. Our net weighted average borrowing cost was 8.9% and 7.6% for the three months ended March 1, 2009 and March 2, 2008, respectively. Our borrowing cost was unfavorably impacted by the amendment of our senior credit facility in the fourth quarter of fiscal 2008 which increased the applicable margins on our interest rates between 275 and 325 basis points.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended March 1, 2009 was 38.9% compared to 35.5% for the three months ended March 2, 2008. The effective rate for the fiscal 2009 period was higher than the fiscal 2008 period primarily due to one-time reductions of certain tax reserves in 2008.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $2.3 million for the three months ended March 1, 2009. We expect total 2009 capital expenditures to be approximately $15 to $18 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At March 1, 2009, we had approximately $79.0 million available under our revolving credit facility after taking into account letters of credit issued totaling $16.0 million. Our net weighted average borrowing cost was 8.9% and 7.6% for the three months ended March 1, 2009 and March 2, 2008, respectively. As of March 30, 2009, we had $84.0 million outstanding under the U.S. portion of our revolving credit facility and $2.0 million outstanding under the Canadian portion. After taking into account letters of credit issued totaling $16.0 million, the Company had no amounts available under the U.S. portion of the revolving credit facility and $23.0 million available under the Canadian portion at March 30, 2009.

        While we believe that we will continue to have the necessary liquidity through our operating cash, existing revolving credit facility and the ability to replace this facility upon its maturity, to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements, obtain future borrowings under the senior credit agreements, or successfully replace maturing credit agreements in an amount sufficient to enable us to do so. Our senior revolving credit facility is scheduled to mature in April 2010. Our continued liquidity beyond this date is partially dependent upon the extension of this facility or the attainment of other financing as a replacement. We continue to evaluate our options with respect to actions that may be necessary to modify the terms of this arrangement or replace it in order to ensure that we maintain the necessary liquidity to fund our operations and debt service requirements for the next several years.

        Additionally, our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. Non-compliance with such ratios could prevent us from being able to access these facilities for liquidity purposes and could require us to immediately repay all amounts outstanding under such facilities. While we currently expect to remain in compliance with these covenants for the next twelve months, given current economic conditions, it is possible that we could fall out of compliance. In the event of this occurrence, we intend to take such actions available to us in respect thereof as we determine to be appropriate at such time, which may include refinancing all or a portion of our senior secured credit facilities under modified terms or amending the terms of such facilities, including the required ratios described above. There can be no assurance that any such actions will be successful. Any such action, if successful, may also result in fees payable by us and interest being payable by us at higher interest rates.

  Debt

        We have incurred debt, including senior credit facilities consisting of a $125 million senior secured revolving credit facility maturing in April 2010 and senior secured term loan facilities maturing in August 2011 and August 2012 with outstanding balances of $407.1 million at March 1, 2009 for the senior facilities. We also have an outstanding principal balance of $273.9 million at March 1, 2009 on the 2014 Notes.

        On November 14, 2008, we amended our senior secured credit agreement in fiscal 2008 to make the financial leverage and interest coverage ratios less restrictive. This amendment also increased the applicable interest rate margins charged on the senior secured term loans and senior revolving credit facility, by 325 basis points on the $300 million term loan, 300 basis points on the $140 million term loan and 275 basis points on the senior revolving credit facility. In addition, this amendment also increased the percentage of excess cash flow that is required to be used to prepay loans beginning with the 2009 fiscal year. The total amount of $125 million available under our senior revolving credit facility was unchanged by the amendment. However, certain amendments were made to the availability of these funds through the swing-line provisions of the agreement.

        Future principal debt payments are expected to be paid out of cash flows from operations and borrowings on our revolving credit facility. At March 1, 2009, amounts outstanding under the senior revolving credit facility included $30.0 million under the U.S. portion of the facility. No amounts were outstanding under the Canadian portion at March 1, 2009. As of March 30, 2009, we had $84.0 million outstanding under the U.S. portion of our revolving credit facility and $2.0 outstanding under the Canadian portion. After taking into account letters of credit issued totaling $16.0 million, the Company had no amounts available under the U.S. portion of the revolving credit facility and $23 million available under the Canadian portion at March 30, 2009.

        Borrowings under the new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin of 4.50% for Eurodollar loans and 3.75% for ABR loans. As amended, beginning in fiscal 2009, we may be required to make principal prepayments that are equal to 75% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement, reducing to 50% if our leverage ratio is less than or equal to 4.00 to 1.00. At March 1, 2009, we are unable to determine the amount of such required payment, if any, that would be due following the first quarter of fiscal 2010 with respect to excess cash flow for the 2009 fiscal year.

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

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euros, 2.9 million Euros and 3.5 million Euros which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The Company has not formally documented these interest rate swaps as hedges. Therefore, changes in the fair value of these interest rate swaps are recorded as a component of interest expense.

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

        The outstanding 2014 Notes consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the 2014 Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). At March 1, 2009, the outstanding balance of the 2014 Notes was $273.9 million.

        At March 1, 2009, we were in compliance with the covenants contained within our senior credit agreements and indenture governing the 2014 Notes.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our Company's stock. As of

March 1, 2009, we had repurchased shares for $16.3 million under this program, none of which was repurchased during the first quarter of fiscal 2009. From March 2 through March 20, 2009, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $21.7 million during the next twelve months, with $3.8 million for our senior secured term loans, $1.7 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make additional voluntary prepayments on our senior debt during that time.

  Dividend

        The Company announced on April 8, 2008 that its Board of Directors voted to suspend the Company's quarterly dividend. This decision is intended to increase our financial flexibility and will enable it to better allocate its capital in order to enhance shareholder returns over time. Our senior secured credit facilities contain restrictions on our ability to pay dividends such as meeting a minimum leverage ratio. We currently do not meet this requirement. Therefore, we do not currently expect a dividend will be declared during the second fiscal quarter of 2009.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Three Months Ended:
	March 1, 2009	March 2, 2008
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$19,922	$2,518
Investing activities	5,018	(9,061)
Financing activities	(36,458)	14,078
Effect of exchange rate changes on cash	(4)	(839)

Change in cash and cash equivalents	(11,522)	6,696
Cash and cash equivalents:
Beginning of period	26,596	14,607

End of period	$15,074	$21,303

  Three Months Ended March 1, 2009 Compared With Three Months Ended March 2, 2008

        Cash Flows from Operating Activities.    Our cash flow from operations increased $17.4 million to $19.9 million in net cash provided for the three months ended March 1, 2009, compared to $2.5 million in net cash provided for the three months ended March 2, 2008. This increase is primarily the result of changes in the timing of various vendor payments and the receipt of $8.0 million of income tax refunds during the three months ended March 1, 2009.

        Cash Flows from Investing Activities.    Our cash flows provided by investing activities for the three months ended March 1, 2009 was $5.1 million as compared to a net use of cash in investing activities of $9.1 million for the three months ended March 2, 2008. This change is due to $8.4 million of proceeds from the sale-leaseback of the Company's Southgate, California facility coupled with $6.7 million of lower capital expenditures for the first three months of fiscal 2009 as compared to the same fiscal period in the prior year.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the three months ended March 1, 2009 was $36.5 million compared with cash provided by financing activities of $14.1 million for the three months ended March 2, 2008. This change has been primarily driven by $34.4 million of net payments on our revolving credit facility during the three months ended March 1, 2009 compared with net borrowings of $25.8 million on our revolving credit facility during the three months ended March 2, 2008.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following March 1, 2009. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Debt Covenants

        Our long-term obligations contain various financial tests and covenants. Our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing our senior subordinated notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. As of March 1, 2009 we are in compliance with all debt covenants. Non-compliance with such ratios could prevent us from being able to access these facilities for liquidity purposes and could require us to immediately repay all amounts outstanding under such facilities. While we currently expect to remain in compliance with these covenants for the next twelve months, given current economic conditions, it is possible that we could fall out of compliance. In the event of this occurrence, we intend to take such actions available to us in respect thereof as we determine to be appropriate at such time, which may include refinancing all or a portion of our senior secured credit facilities under modified terms or amending the terms of such facilities, including the required ratios described above. There can be no assurance that any such actions will be successful. Any such action, if successful, may also result in interest being payable by us at higher interest rates.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended March 1, 2009:

Three Months Ended: March 1, 2009
(in thousands)
Net income	$4,746
Interest expense	17,548
Income taxes	3,027
Depreciation and amortization	7,619

EBITDA	32,940
Adjustments for debt covenants:
Executive severance	1,278
Non-cash compensation	1,011
KKR consulting fees	720
Gain on sale of subsidiary	(1,292)
Other (various)(a)	844

Adjusted EBITDA	$35,501

    (a)
    Consists of various immaterial adjustments

        The following table reconciles EBITDA to cash flow from operations:

Three Months Ended: March 1, 2009
(in thousands)
EBITDA	$32,940
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(17,548)
Income taxes	(3,027)
Non-cash charges against (credits to) net income	(2,995)
Changes in operating assets & liabilities	10,552

Cash flow from operations	$19,922

  Critical Accounting Policies

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

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

  Contractual Obligations and Commercial Commitments

        On December 1, 2008, the Company completed a sale-leaseback transaction of its Southgate, California facility, including the land, building and improvements affixed to the properties. The facility is being leased back over a 7 year term and is classified as an operating lease. The future minimum payments associated with this lease for the next five years are: $0.6 million in the remainder of fiscal 2009, $0.9 million in fiscal 2010, $0.9 million in fiscal 2011, $0.9 million in fiscal 2012, $0.9 in fiscal 2013 and $1.9 million in fiscal years thereafter.

        There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2008. Refer to our Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management's discussion and analysis section of our Annual Report on Form 10-K (File No. 001-08738).

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.1 million dollar impact on our financial position for the three months ended March 1, 2009. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward contracts. At March 1, 2009, we had four forward foreign currency contracts outstanding to purchase a total of 1.8 million Euros with expiration dates ranging from March 31, 2009 through December 31, 2009. At March 1, 2009, the fair value of these contracts was a liability of an insignificant amount. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of comprehensive income.

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

        The fair value of the above swap instruments was a liability of $16.3 million at March 1, 2009 and $15.9 million at November 30, 2008, respectively.

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair values of these swaps was an asset totaling $0.6 million and $0.4 million as of March 1, 2009 and November 30, 2008, respectively.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at March 1, 2009, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.1 million dollar impact on our annual interest expense.

  Commodity Price Risks

        The cost of our steel innerspring, polyurethane foam, polyester and polyethylene component parts are impacted by the unprecedented volatility in the price of steel and petroleum. We have begun to see decreases of the cost of these components in the first quarter of fiscal 2009 and expect these decreases to continue during the second quarter of fiscal 2009 due to an expected decline in related commodity prices. We have entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. We do not engage in commodity hedging programs.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no repurchases of the Company's common stock during the first quarter of fiscal 2009 as part of a publicly announced program or otherwise. Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. As of March 1, 2009, the approximate dollar value of shares that may yet be purchased under the program was $83,746,985.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

10.1	Employment Agreement dated February 26, 2009, by and between Sealy Corporation and Carmen Dabiero.
31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
32	Certification pursuant to 18 U.S.C. Section 1350.

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

Date: March 31, 2009

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets March 1, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 30, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended March 1, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended March 2, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended March 1, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended March 2, 2008 (in thousands)
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