Form 10-Q
period 2009-05-31
SEALY CORP
filed 2009-06-30
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the registrant's common stock outstanding as of June 22, 2009 is approximately: 92,116,369.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 31, 2009	June 1, 2008
Net sales	$298,455	$375,375
Cost of goods sold	176,304	227,002

Gross profit	122,151	148,373
Selling, general and administrative expenses	95,581	116,359
Amortization expense	778	954
Restructuring expenses and asset impairment	1,335	—
Royalty income, net of royalty expense	(4,600)	(4,276)

Income from operations	29,057	35,336
Interest expense	16,876	15,369
Loss on rights for convertible notes	2,729	—
Refinancing and extinguishment of debt and interest rate derivatives	17,422	—
Other income, net	(13)	(81)

(Loss) income before income taxes	(7,957)	20,048
Income tax (benefit) provision	(2,719)	8,091

Net (loss) income	$(5,238)	$11,957

(Loss) earnings per common share—Basic	$(0.06)	$0.13

(Loss) earnings per common share—Diluted	$(0.06)	$0.13

Weighted average number of common shares outstanding:
Basic	91,819	90,999
Diluted	91,819	93,965

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	May 31, 2009	June 1, 2008
Net sales	$608,431	$767,304
Cost of goods sold	368,030	465,736

Gross profit	240,401	301,568
Selling, general and administrative expenses	192,277	232,562
Amortization expense	1,593	1,869
Restructuring expenses and asset impairment	1,448	541
Royalty income, net of royalty expense	(7,970)	(9,136)

Income from operations	53,053	75,732
Interest expense	34,424	30,745
Loss on rights for convertible notes	2,729	—
Refinancing and extinguishment of debt and interest rate derivatives	17,422	—
Gain on sale of subsidiary stock	(1,292)	—
Other income, net	(46)	(180)

(Loss) income before income taxes	(184)	45,167
Income tax provision	308	16,996

Net (loss) income	$(492)	$28,171

(Loss) earnings per common share—Basic	$(0.01)	$0.31

(Loss) earnings per common share—Diluted	$(0.01)	$0.30

Weighted average number of common shares outstanding:
Basic	91,813	90,932
Diluted	91,813	94,758

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	May 31, 2009	November 30, 2008
ASSETS
Current assets:
Cash and equivalents	$92,498	$26,596
Accounts receivable, net of allowances for bad debts, cash discounts and returns	171,219	156,583
Inventories	57,857	64,634
Prepaid expenses and other current assets	21,658	30,969
Deferred income tax assets	16,928	16,775

Total current assets	360,160	295,557

Property, plant and equipment—at cost	455,345	449,308
Less accumulated depreciation	(234,201)	(218,560)

	221,144	230,748

Goodwill	360,864	357,149
Intangible assets, net of accumulated amortization	3,603	4,945
Deferred income tax assets	5,146	3,392
Debt issuance costs, net, and other assets	50,084	29,083

	419,697	394,569

Total assets	$1,001,001	$920,874

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$16,737	$21,243
Accounts payable	101,405	97,084
Accrued incentives and advertising	24,969	34,542
Accrued compensation	27,703	24,797
Accrued interest	11,192	16,432
Other accrued liabilities	40,877	44,363

Total current liabilities	222,883	238,461

Long-term obligations, net of current portion	836,646	762,162
Rights liability for convertible notes	95,985	—
Other liabilities	69,182	71,257
Deferred income tax liabilities	6,729	4,962
Common stock and options subject to redemption	—	8,856
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2009—600,000; 2008—200,000 Issued and outstanding: 2009—92,116; 2008—91,800 (including shares classified above as subject to redemption: 2009—0; 2008—282)	920	917
Additional paid-in capital	774,917	668,547
Accumulated deficit	(1,003,628)	(814,298)
Accumulated other comprehensive income, net	(2,633)	(19,990)

Total shareholders' deficit	(230,424)	(164,824)

Total liabilities and shareholders' deficit	$1,001,001	$920,874

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 30, 2008		91,800	$917	$668,547	$(814,298)	$(19,990)	$(164,824)
Net loss	(492)				(492)		(492)
Foreign currency translation adjustment	8,436					8,436	8,436
Adjustment to defined benefit plan liability, net of tax of $77	76					76	76
Change in fair value of cash flow hedge, net of tax of $339	(599)					(599)	(599)
Loss on termination of interest rate swaps, net of tax of $5,834	9,444					9,444	9,444
Share-based compensation:
Compensation associated with stock option grants				1,658			1,658
Directors' deferred stock compensation				195			195
Current period expense from restricted stock awards				333			333
Current period expense from restricted stock units				43			43
Exercise of stock options		24	—	20			20
Excess tax benefit on options exercised				(315)			(315)
Distribution of rights to purchase convertible notes					(188,838)		(188,838)
Settlement of rights under forward purchase contract				95,583			95,583
Adjustment of common stock and options subject to redemption			3	8,853			8,856

Balance at May 31, 2009	$16,865	91,824	$920	$774,917	$(1,003,628)	$(2,633)	$(230,424)

See accompanying notes to condensed consolidated financial statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	May 31, 2009	June 1, 2008
Operating activities:
Net (loss) income	$(492)	$28,171
Adjustments for non-cash and non-operating items:
Depreciation and amortization	15,738	17,120
Deferred income taxes	(5,524)	2,741
Impairment charges	1,326	—
Amortization of deferred gain on sale-leaseback	(324)	—
Amortization of debt issuance costs and other	579	1,174
Loss on rights for convertible notes	2,729	—
Share-based compensation	2,229	1,998
Excess tax benefits from share-based payment arrangements	—	(781)
Loss on sale of assets	451	311
Write-off of debt issuance costs related to debt extinguishments	2,113	—
Loss on termination of interest rate swaps	15,232	—
Payment to terminate interest rate swaps	(15,232)	—
Gain on sale of subsidiary stock	(1,292)	—
Other, net	(661)	662
Changes in operating assets and liabilities:
Accounts receivable	(9,747)	21,471
Inventories	6,125	268
Prepaid expenses and other current assets	14,136	1,594
Other assets	1,262	2,852
Accounts payable	1,303	18,325
Accrued expenses	(15,757)	(34,513)
Other liabilities	1,126	1,387

Net cash provided by operating activities	15,320	62,780

Investing activities:
Purchase of property, plant and equipment	(4,592)	(13,866)
Proceeds from sale of property, plant and equipment	10,149	12
Net proceeds from sale of subsidiary stock	1,237	—
Investments in and loans to unconsolidated affiliate	(2,322)	—

Net cash provided by (used in) investing activities	4,472	(13,854)

Financing activities:
Cash dividends	—	(6,811)
Proceeds from issuance of long-term obligations	2,830	1,748
Repayments of long-term obligations	(8,995)	(16,882)
Repayment of senior term loans	(377,181)	—
Proceeds from issuance of new senior secured notes	335,916	—
Proceeds from issuance of related party debt	177,132	—
Borrowings under revolving credit facilities	140,616	206,258
Repayments under revolving credit facilities	(205,016)	(203,085)
Exercise of employee stock options, including related excess tax benefits	(295)	803
Debt issuance costs	(20,553)	—

Net cash provided by (used in) financing activities	44,454	(17,969)

Effect of exchange rate changes on cash	1,656	(1,317)

Increase in cash and equivalents	65,902	29,640
Cash and equivalents:
Beginning of period	26,596	14,607

End of period	$92,498	$44,247

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

        At May 31, 2009, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 50.6% of the issued and outstanding common stock of the Company.

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

        A reclassification has been made to the Condensed Consolidated Financial Statements for the three and six months ended June 1, 2008 to conform with the 2009 presentation. The reclassification made relates to the $0.5 million of restructuring charges incurred in the first half of fiscal 2008 for Brazil which was originally reported as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. This amount was reclassified to restructuring expenses in the Condensed Consolidated Statement of Operations in the fiscal 2008 presentation.

Note 2: Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Acconting Standards ("FAS") No. 157, "Fair Value Measurements" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities that are measured at fair value within the financial statements as of December 1, 2008. See Note 11.

        In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted the provisions of this statement effective March 1, 2009. As a result of the adoption of this statement, we have expanded our disclosures regarding derivative instruments and hedging activities within Note 10.

        In June 2007, the Emerging Issues Task Force ("EITF") issued Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. The provisions of this issue were adopted effective December 1, 2008. The adoption of this issue did not have an impact on the financial statements as the Company had previously accounted for these types of advance payments in a manner consistent with that required by the interpretation.

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

        In December 2007, the FASB issued FAS 141(R), "Business Combinations—a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing the potential impact of adoption.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Lives of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company will adopt this interpretation as of the beginning of fiscal 2010 and is still assessing the potential impact of adoption.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities", which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company will adopt this interpretation as of the beginning of fiscal 2010 and is still assessing the potential impact of adoption.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

        In November 2008, the EITF issued Issue No. 08-06, "Equity Method Investment Considerations", which clarifies the accounting for certain transactions involving equity method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company will adopt this issue as of the beginning of fiscal 2010 and is still assessing the potential impact of adoption.

        In December 2008, the FASB issued FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of its defined benefit pension plans.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Financial Disclosures about Fair Value of Financial Instruments", which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009. The Company will adopt this interpretation beginning in the third fiscal quarter of fiscal 2009.

        In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (the "Codification") will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the fourth quarter of fiscal 2009.

        In May 2009, the FASB issued FAS 165, "Subsequent Events", which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The Company will adopt this interpretation beginning in the third fiscal quarter of fiscal 2009.

        In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140", which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

entity's first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing the potential impact of adoption.

        In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)", which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing the potential impact of adoption.

Note 3: Change in Estimate

        During the second quarter of fiscal 2008, the Company completed an analysis of its returns claims experience based on historical return trends for the Company's U.S. business, which is a component of the Americas segment, using newly available information as a result of a new and improved product return process that allows it to better track and match claims received to the sales for which those claims were initially recorded. This analysis was applied to both its warrantable and other product returns. The effect of this change in estimate for warranty claims was to reduce other accrued liabilities and cost of sales by approximately $4.5 million. The change in estimate for other product returns reduced other accounts receivable balances by approximately $3.7 million, with a corresponding increase in net sales. For both the three and six month periods ended June 1, 2008, the change in estimate increased operating income by $8.2 million and net income by $5.1 million. This change in estimate also increased net income per basic and diluted share by $0.06 and $0.05, respectively, for the three and six months ended June 1, 2008.

Note 4: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new stock options granted or outstanding options modified after August 29, 2005 (the beginning of the fourth quarter of fiscal 2005) under the provisions of FAS No. 123 (revised 2004) "Share-Based Payment" ("FAS 123(R)"). Effective May 26, 2009, the Company adopted the Second Amended and Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries which, among other things, increases the number of shares available for issuance under the 2004 Plan from 15,190,000 to 40,190,000.

        During the three and six months ended May 31, 2009, the Company granted new options to purchase 7,320 and 58,487 shares, respectively, of common stock and recognized compensation expense related to these options of an insignificant amount during the three and six months ended May 31, 2009. During the three and six months ended June 1, 2008, the Company granted new options to purchase 1,352,455 shares of common stock and recognized compensation expense associated with these grants of approximately $0.1 million. The options granted during the second quarter of fiscal 2009 and fiscal 2008 had a weighted average grant-date fair value of $1.82 and $2.92, respectively, per option.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

	Three Months Ended May 31, 2009	Three Months Ended June 1, 2008
Expected volatility	60%	40%
Expected dividend yield	0.00%	0.00%-3.35%
Expected term (in years)	5.63	5.87-6.53
Risk-free rate	1.92%	2.48%-3.03%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on its own shares and also considers a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is assumed to be zero based on restrictions to pay a dividend under the provisions of the Company's debt agreements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is based on an analysis of the early exercise behavior of employees.

        A summary of option activity under the 1998 Plan for the six months ended May 31, 2009, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 30, 2008	1,935,478	$1.50
Exercised	(23,938)	0.88
Forfeited	(18,104)	3.56

Outstanding May 31, 2009 (all fully vested and exercisable)	1,893,436	$1.49
Weighted average remaining contractual term	4.9 years
Aggregate intrinsic value of in-the-money options at May 31, 2009 (in thousands)	$1,198

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        A summary of option activity under the 2004 Plan for the six months ended May 31, 2009, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 30, 2008	9,948,520	$6.96
Granted	58,487	$1.34
Forfeited	(382,877)	$7.15

Outstanding May 31, 2009	9,624,130	$6.91
Weighted average remaining contractual term	5.8 years
Aggregate intrinsic value of in-the-money options (in thousands)	$53
Exercisable at May 31, 2009	5,543,956
Weighted average remaining contractual term	5.6 years
Aggregate intrinsic value of in-the-money options (in thousands)	$5

        As of May 31, 2009, the Company had approximately $5.1 million of unrecognized compensation expense which is expected to be recognized over a weighted average period of 4.6 years.

        During the three months and six months ended May 31, 2009 and June 1, 2008, the Company recognized total non-cash compensation expense associated with stock options of $0.8 million and $1.7 million, respectively, for fiscal 2009 and $1.2 million and $1.7 million, respectively, for fiscal 2008. The non-cash compensation expense recognized for the three and six months ended June 1, 2008 includes a charge of approximately $0.7 million related to a modification of awards given to our former President and Chief Executive Officer. This charge has been recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

        During the three and six months ended June 1, 2008, the Company recognized expense of $0.2 million and $0.3 million, respectively, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company's common stock. These rights to sell the vested shares have expired and the related liability was reclassified to common stock and options subject to redemption and additional paid in capital in fiscal 2008. In the second quarter of fiscal 2009, due to the expiration of the ability of share and option holders to redeem the outstanding shares or options following the death or disability of the share or option holder, the amounts recorded as common stock and options subject to redemption were reclassified to additional paid in capital. See Note 22.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of May 31, 2009, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the recognition of the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. The Company has not recognized compensation

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

cost in the current period for options to purchase 674,532 shares of common stock that do not vest unless the performance targets are achieved. Total unrecognized compensation cost related to these options is $1.3 million.

        The Company has outstanding 291,971 restricted shares that are considered to be non-vested shares under the provisions of FAS 123(R), and have the same rights as the Company's outstanding common shares except that they cannot be sold by the holder until the end of the vesting period. Compensation expense recognized during the three and six months ended May 31, 2009 related to these restricted shares was $0.2 million and $0.3 million, respectively. As of May 31, 2009, the remaining unrecognized compensation cost related to restricted stock awards was $1.4 million which is expected to be recognized over the remaining vesting period of 2.1 years. As of May 31, 2009, none of the outstanding restricted stock awards have vested. There were no such awards outstanding as of June 1, 2008.

        On February 26, 2009, the Company approved grants of 344,400 restricted share units (RSUs). The RSUs have a grant date fair value of $0.87 based on the closing price of the Company's common stock as of the grant date. These RSUs vest based on the attainment of certain performance targets that are tied to the Company's earnings performance. If these performance targets are not met, then the RSUs will not vest. Compensation expense recognized during the three and six months ended May 31, 2009 related to these awards was an insignificant amount. As of May 31, 2009, the remaining unrecognized compensation cost related to these RSUs was $0.2 million which will be recognized based on the Company's forecasted attainment of the performance targets. As of May 31, 2009, it is the Company's expectation that the performance targets for the RSUs will be met.

Note 5: Inventories

        The major components of inventories were as follows (in thousands):

	May 31, 2009	November 30, 2008
Raw materials	$28,466	$27,335
Work in process	20,480	29,140
Finished goods	8,911	8,159

	$57,857	$64,634

Note 6: Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products as well as a 20-year warranty on the major components of its TrueForm and MirrorForm visco-elastic products and its SpringFree latex product, the last ten years of which are prorated on a straight-line basis. The Company also offers a 20-year limited warranty on its RightTouch product line which covers only certain parts of the product and is prorated for part of the twenty years. The RightTouch line was discontinued in the third quarter of fiscal 2008. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimate involves

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 6: Warranty Costs (Continued)

an average lag time in days between the sale of a bed and the date of its return, applied to the current rate of the warranty returns.

        During fiscal 2008, the Company completed an analysis of its warranty claims experience. The analysis was based on historical return trends using newly available information as a result of a new and improved product return process that allows the Company to better track and match claims received to the sales for which those claims were initially recorded. As a result of the analysis performed, the Company changed its estimate of accrued warranty obligations. This resulted in a reduction of accrued warranty obligations and cost of sales of approximately $4.5 million. The change in the Company's accrued warranty obligations for each of the six months ended May 31, 2009 and June 1, 2008 was as follows (in thousands):

	May 31, 2009	June 1, 2008
Accrued warranty obligations at beginning of period	$16,487	$15,964
Warranty claims	(9,348)	(9,981)
Warranty provisions	9,400	13,623
Change in estimate	—	(4,484)

Accrued warranty obligations at end of period	$16,539	$15,122

        As of May 31, 2009 and November 30, 2008, $10.7 million and $9.9 million is included as a component of other accrued liabilities and $5.8 million and $6.6 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $3.0 million and $3.1 million for the six months ended May 31, 2009 and the six months ended June 1, 2008, respectively.

Note 7: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. During the fourth quarter of fiscal 2008, the Company recognized an impairment charge on the goodwill of its Europe reporting unit that was based upon an estimate of the fair value of the property and equipment and certain intangible assets, including customer relationships. During the first quarter of fiscal 2009, the Company completed its measurement of the impairment loss for the Europe reporting unit and concluded that the entire balance of the goodwill of this reporting unit was determined to be impaired. Thus, the $24.7 million impairment charge recognized in the fourth quarter of fiscal 2008 as an estimate required no adjustment in the first quarter of fiscal 2009.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the six months ended May 31, 2009 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of November 30, 2008	357,149	—	357,149
Increase due to foreign currency translation	3,715	—	3,715

Balance as of May 31, 2009	$360,864	$—	$360,864

        Total other intangibles of $3.6 million (net of accumulated amortization of $16.3 million) as of May 31, 2009 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years. During the three and six months ended May 31, 2009 and June 2, 2008, the Company recognized amortization expense associated with intangibles of $0.8 million and $1.6 million, respectively for fiscal 2009 and $1.0 million and $1.9 million, respectively for fiscal 2008. The Company expects to recognize amortization expense relating to these intangibles of $1.7 million for the remainder of 2009, $0.5 million in 2010, $0.3 million in 2011, $0.3 million in 2012, $0.3 million in 2013 and $0.7 million thereafter.

Note 8: Debt Issuance Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. In connection with the refinancing of the Company's senior secured credit facilities in May 2009, the Company recorded fees in the amount of $24.1 million which were deferred and will be amortized over the life of the new agreements. As of May 31, 2009, $3.5 million of these fees had not yet been paid and were recorded as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Since the old senior secured term loans are considered terminated, under the provisions of FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the remaining unamortized debt issuance costs of $2.1 million were expensed and recognized as a component of debt extinguishment and refinancing expenses in the Condensed Consolidated Statements of Operations. The remaining unamortized debt issuance costs associated with the old senior revolving credit facility will continue to be amortized over the life of the Company's new asset-based revolving credit facility in accordance with the provisions of EITF 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements".

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations

        Long-term obligations as of May 31, 2009 and November 30, 2008 consisted of the following:

	May 31, 2009	November 30, 2008
	(in thousands)
Asset-based revolving credit facility	$—	$—
Old senior revolving credit facility	—	64,400
New senior secured notes	335,916	—
Related party obligation	177,132	—
Old senior secured term loans	—	377,181
Senior subordinated notes	273,945	273,945
Financing obligations	41,847	42,348
Other	24,543	25,531

	853,383	783,405
Less current portion	(16,737)	(21,243)

	$836,646	$762,162

Debt Refinancing

        On May 13, 2009, the Company announced a comprehensive plan to refinance its existing senior secured credit facilities and replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants (the "Refinancing"). Through the Refinancing, the Company has: 1) entered into a new asset-based revolving credit facility (the "ABL Revolver") which provides commitments of up to $100.0 million maturing in May 2013; 2) issued $350.0 million in aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"); and 3) will issue $177.1 million in aggregate principal amount of senior secured convertible paid-in kind ("PIK") notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes"), pursuant to a rights offering issued to all existing shareholders of the Company's common stock.

        At May 31, 2009, the rights offering related to the Convertible Notes had not yet expired, and therefore, none of the Convertible Notes were issued as of this date. However, the Company had entered into a forward purchase agreement with a related party, Sealy Holding LLC (the "Purchaser") an affiliate of KKR, in connection with the distribution of the subscription rights through which the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that are not exercised by other common shareholders.

        The proceeds from the issuance of this debt were used to repay all of the outstanding amounts due under the Company's previously existing senior secured credit facilities, which consisted of a $125 million senior revolving credit facility and senior secured term loans, and to increase cash for general operating purposes.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. Borrowings under the ABL Revolver bear interest at the Company's choice of either a base rate (determined by reference to the higher of 1) the prime rate; 2) the federal funds effective rate plus one-half of one percent; or 3) the three month LIBOR rate for U.S. dollar deposits) or a three month LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%. The ABL Revolver also requires the Company to pay a commitment fee for the unused portion. As of May 31, 2009, there were no amounts outstanding under the ABL Revolver. At May 31, 2009, the Company had approximately $59.4 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.0 million.

        The obligations under the Company's ABL Revolver are guaranteed by the Company and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and the assets of its current and future domestic subsidiaries through a first-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing, and a second-priority security interest in substantially all of the Company's material real property and equipment and all other assets of its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis.

        The ABL Revolver imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The agreement also requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of May 31, 2009, the Company is not in a minimum availability period under the ABL Revolver.

        In accordance with EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", the Company will classify our ABL Revolver, which has a maturity date of more than one year from the balance sheet date, as a current liability since it includes both a lockbox arrangement and a subjective acceleration clause.

Senior Secured Notes

        On May 29, 2009, the Company issued $350.0 million aggregate principal amount of Senior Notes maturing April 2016 bearing interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. The Senior Notes rank equally in

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

right of payment with all of the Company's existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and the Convertible Notes and senior in right of payment to any existing and future subordinated indebtedness, including the existing 8.25% Senior Subordinated Notes due 2014 ("2014 Notes"). The obligations under the Senior Notes are guaranteed by the Company and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and the assets of its current and future domestic subsidiaries through a first-priority security interest in substantially all of the Company's material real property and equipment and all other assets of its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis, and a second-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing.

        The Senior Notes are governed by an indenture which calls for the Company to offer prepayment of the notes at a price equal to 101% of the outstanding principal amount in the event of a change in control as defined in the indenture. After April 15, 2012, the Senior Notes are subject to redemption by the Company at 30 to 60 days' notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon, to the applicable redemption date, if redeemed during the twelve month period beginning on April 15 of each of the years indicated below:

Year	Percentage of Principal Amount
2012	108.156%
2013	105.438%
2014	102.719%
2015 and thereafter	100.000%

        Further, during any twelve month period commencing on the date of issuance, the Company will be entitled to redeem up to 10% of the aggregate principal amount of the Senior Notes at a redemption price equal to 103.000% plus accrued and unpaid interest. Prior to April 15, 2011, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes at a redemption price equal to 110.875% of the aggregate principal amount plus accrued and unpaid interest thereon with the net proceeds of an equity offering.

Convertible PIK Notes and Related Rights

        On May 13, 2009, the Company announced a rights offering pursuant to which rights to subscribe for Convertible Notes were issued at no charge to all holders of the Company's common stock at the close of business on May 26, 2009 at a rate of one right per share of common stock. Each 13 rights will entitle its holder to purchase a Convertible Note at a subscription price of $25.00 and each Convertible Note will initially be convertible into 25 shares of common stock. The rights offering expires on July 2, 2009, unless extended.

        The issuance of the rights to purchase the Convertible Notes was considered a non-monetary distribution of $188.8 million in the second quarter of fiscal 2009. Further, the rights are considered to be representative of the substantial premium at which the related Convertible Notes were issued which is presumed to represent additional paid-in capital. The distribution was recorded at its fair value based

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

on the initial trading value of the rights on the active market on which they trade. See Note 11. The rights are considered to constitute written options which are accounted for as derivative instruments under the provisions of FAS 133 and must be adjusted, prior to exercise or expiration, to fair value through earnings. See Note 10.

        On May 15, 2009, the Company entered into a forward purchase agreement (the "Forward Contract") with the Purchaser in connection with the distribution of the subscription rights discussed above. The Forward Contract requires the Purchaser to purchase up to $177.1 million aggregate principal amount of Convertible Notes which represents the maximum number of Convertible Notes that the Purchaser may be obligated to purchase. The Forward Contract will be settled upon the expiration of the rights offering. Upon settlement, the Company will deliver to the Purchaser the Convertible Notes that have not been subscribed for by the Company's shareholders (other than the Purchaser) and cash in an amount equal to the purchase price of the Convertible Notes that were subscribed to by the Company's shareholders (other than the Purchaser) along with accrued interest. In consideration of the Forward Contract, the Purchaser posted cash of $177.1 million on May 29, 2009 which will bear interest during the rights offering period at the rate of one-month LIBOR plus 3.00%. The Company recognized a liability related to the posted cash which was recorded as a component of long-term debt in the Condensed Consolidated Balance Sheet as of May 31, 2009 due to the expectation that this related party debt will be refinanced on a long-term basis through the issuance of the Convertible Notes in July 2009. Under the terms of the Forward Contract, the Company paid the Purchaser a forward contract payment of $1.0 million which was recorded as a component of debt issuance costs, net, and other assets in the Condensed Consolidated Balance Sheet as of May 31, 2009 and will be amortized as a component of interest expense within the Condensed Consolidated Statements of Operations.

        Due to the agreement by the Purchaser to exercise all of the rights distributed to them under the terms of the Forward Contract, the associated rights have been considered to be exercised at issuance and the fair value of these rights have been recorded as a component of additional paid-in capital as of May 31, 2009. The rights issued to the Company's other shareholders are considered to remain outstanding at May 31, 2009 and have been recorded as a non-current liability within the Condensed Consolidated Balance Sheets at their fair value (Note 11) as the liability is expected to be refinanced on a long-term basis through the issuance of the Convertible Notes in July 2009.

        The Convertible Notes will mature in July 2016 and will bear interest at 8.00% per annum payable semi-annually in arrears on January 15 and July 15. The Company will not pay interest in cash related to the Convertible Notes, but instead will increase the amount of the Convertible Notes by an amount equal to the interest payable for the interest period ending immediately prior. The amount of interest payable for each interest period will be calculated on the basis of the accreted principal amount as of the first day of such interest period. The Convertible Notes will be convertible into shares of the Company's common stock at an initial conversion price of $1.00 per share.

        The Convertible Notes will rank equally in right of payment with all of the Company existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and the Senior Notes, and senior in right of payment to any existing and future subordinated indebtedness, including the existing 2014 Notes. The Convertible Notes are also secured by a third-priority lien on all of the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

collateral securing the ABL Revolver and the Senior Notes which liens will be effectively junior to the senior priority leins securing the Senior Notes and the ABL Revolver.

        As of May 31, 2009, there were no Convertible Notes issued or outstanding. Pursuant to the terms of the rights offering discussed above, the Convertible Notes will be issued at the expiration of the rights period on July 2, 2009, unless extended.

        The Company will account for the PIK interest on the Convertible Notes in accordance with the provisions of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". This may require an allocation of a portion of the proceeds to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. The resulting discount will be shown as a reduction of the balance of the Convertible Notes which will be accreted to the par value through interest expense over the term of the Convertible Notes.

        The indentures and agreements governing our ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. At May 31, 2009, the Company was in compliance with the covenants contained within the related note indentures and agreements.

Note 10: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. All of the Company's designated hedging instruments are considered to be cash flow hedges.

Interest Rate Risk

        The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. In order to manage this risk, the Company has entered into several interest rate swap agreements that convert the debt's variable interest rate to a fixed interest rate. These swap agreements are either designated as hedging instruments or are considered to be economic hedges which are not designated as hedging instruments. The gains and losses on both designated and undesignated swap agreements will offset losses and gains on the transactions being hedged. The Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated as described in Note 11, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to interest rate fluctuations follow:

        On June 15, 2007, the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

outstanding balance under the old senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company formally designated this swap agreement as a cash flow hedge as it was expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The Company selected the Eurodollar rate on the hedged portion of the old senior secured term loan during the term of the swap.

        On December 1, 2008, the Company entered into two interest rate swap agreements effective December 4, 2008. The first of these swaps fixed the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance under the old senior credit facility through November 4, 2009. The second of these swaps fixed the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance under the old senior credit facility through February 4, 2010. The Company formally designated these swap agreements as cash flow hedges as they were expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The Company selected the Eurodollar rate on the hedged portion of the old senior credit facility during the term of these swaps.

        In connection with the Refinancing (Note 9), the Company paid $15.2 million to terminate the above interest rate swaps. As the future variable interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the three and six months ended May 31, 2009 in accordance with the provisions of FAS 133.

        Additionally, the Company has entered into three interest rate swaps for notional amounts of 2.3 million Euros, 2.9 million Euros and 3.5 million Euros which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The Company has not formally documented these interest rate swaps as hedges.

        As of May 31, 2009, the total notional amount of the Company's interest rate swap agreements was $12.3 million which relates to agreements that have not been designated as hedging instruments. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows related to forecasted interest payments through interest rate swap agreements is through May 2019.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials and royalty payments made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. As with its interest rate swap instruments, the Company designates certain of these forward contract hedges as hedging instruments and enters into some forward contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

Note 11, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations follow:

        At May 31, 2009, the Company had three forward foreign currency contracts outstanding to purchase a total of 1.4 million Euros with expiration dates ranging from June 30, 2009 through December 31, 2009. These hedges were entered into to protect against the fluctuation in the Euro denominated royalty payments related to a third party license held by the Company. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in these royalty payments related to changes in the foreign currency exchange rates.

        The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At May 31, 2009 and November 30, 2008, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

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

        For the three months and six months ended May 31, 2009, recognized foreign currency transaction losses were $(0.4 million) and $(0.8 million), respectively, compared with (losses) gains of $(0.1 million) and $0.6 million for the three months and six months ended June 1, 2008.

Embedded Derivatives

        The Company evaluates its outstanding debt arrangements in accordance with FAS 133, which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. The Company concluded that the contingent redemption option upon a change of control or a qualifying asset sale within its Senior Notes qualifies as an embedded derivative instrument which should be bundled as a compound embedded derivative and bifurcated from the Senior Notes. Due to the low probability of the occurrence of the contingent events requiring redemption, the fair value of this derivative was determined to be immaterial.

Rights to Purchase Convertible Notes

        During the second quarter of fiscal 2009, the Company issued rights to holders of its common stock at close of business on May 26, 2009. As described in Note 9, these rights entitle holders to purchase the Company's Convertible Notes issued in connection with the Refinancing. These rights are considered to be written options and therefore are treated as derivatives under the provisions of FAS 133 which require that they be adjusted, after issuance, to fair value through earnings. Based on the terms of the forward purchase agreement with the Purchaser, the rights related to the Purchaser's approximate 50.6% ownership are considered to be exercised as of the date of the issuance of the right.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

Therefore, the fair value of the rights attributable to the Purchaser, which was $95.6 million at May 27, 2009, was recorded as additional paid-in capital upon issuance. The rights issued to other shareholders remain outstanding at May 31, 2009, and were adjusted to their market value at that date resulting in a $2.7 million loss. At May 31, 2009, the liability for the rights issued to other shareholders was $96.0 million.

        At May 31, 2009 and November 30, 2008, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	May 31, 2009		May 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	Other current assets	$178	Other current liabilities	$—

Total derivatives designated as hedging instruments under FAS 133		178		—
Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Other noncurrent assets	707	Other noncurrent liabilities	—
Rights to purchase convertible notes	Other noncurrent assets	—	Other noncurrent liabilities	95,985

Total derivatives not designated as hedging instruments under FAS 133		707		95,985
Total derivatives		$885		$95,985

	Asset Derivatives		Liability Derivatives
	November 30, 2008		November 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	Accrued interest receivable	$—	Accrued interest payable	$1,624
Interest rate contracts	Other current assets	—	Other current liabilities	6,285
Interest rate contracts	Other noncurrent assets	—	Other noncurrent liabilities	8,055

Total derivatives designated as hedging instruments under FAS 133		—		15,964
Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Other noncurrent assets	388	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments under FAS 133		388		—

Total derivatives		$388		$15,964

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended May 31, 2009, was as follows (in thousands):

Three Months Ended May 31, 2009
Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate contracts	(2,484)	Interest income (expense)	(2,967)	Interest income (expense)	—
Interest rate contracts	—	Refinancing expense	—	Refinancing expense	(15,232)
Foreign exchange contracts	192	Selling, general and administrative expenses	19	Selling, general and administrative expenses	—

Total	$(2,292)		$(2,948)		$(15,232)

Six Months Ended May 31, 2009
Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate contracts	(3,864)	Interest income (expense)	(5,266)	Interest income (expense)	—
Interest rate contracts	—	Refinancing expense	—	Refinancing expense	(15,232)
Foreign exchange contracts	189	Selling, general and administrative expenses	108	Selling, general and administrative expenses	—

Total	$(3,675)		$(5,158)		$(15,232)

Three Months Ended May 31, 2009
Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Interest rate contracts	Interest income (expense)	$108
Rights to purchase convertible notes	Loss on rights for convertible notes	(2,729)

Total		$(2,621)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

Six Months Ended May 31, 2009
Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Interest rate contracts	Interest income (expense)	$319
Rights to purchase convertible notes	Loss on rights for convertible notes	(2,729)

Total		$(2,410)

        At May 31, 2009 there were no outstanding interest rate swaps qualifying for hedge accounting treatment due to the termination of these swaps and the repayment of the related variable-rate debt in connection with the Refinancing (Note 9). At November 30, 2008, accumulated other comprehensive income associated with interest rate swaps qualifying for hedge accounting treatment was $(8.9 million), net of income tax effects. At May 31, 2009 and November 30, 2008, accumulated other comprehensive income associated with foreign currency forwards qualifying for hedge accounting treatment was an insignificant amount, net of income tax effects.

Note 11: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding interest rate swap and foreign currency forward derivative contracts discussed in Note 10 above. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties or the Company, as applicable, and have recorded a credit valuation adjustment of an insignificant amount at May 31, 2009. The fair value of the Company's rights for convertible notes is determined based on the closing price reported on the active market on which the related rights trade. As noted in Note 2 above, the Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first half of fiscal 2009. The following table provides a summary of the fair values of assets and liabilities as determined under FAS 157 (in thousands):

		Fair Value Measurements at May 31, 2009 Using
	May 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate and foreign exchange derivatives	$885	$—	$885	$—
Rights to purchase convertible notes	(95,985)	(95,985)	—	—

Total	$(95,100)	$(95,985)	$885	$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Fair Value of Financial Instruments (Continued)

		Fair Value Measurements at November 30, 2008 Using
	November 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate and foreign exchange derivatives	$(15,597)	$—	$(15,597)	$—

Note 12: Debt Extinguishment and Refinancing Expense

        Debt extinguishment and refinancing expenses for the three and six months ended May 31, 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs associated with the old senior term loans as well as $15.2 million of cash charges associated with the termination of the interest rate swap agreements that were associated with the old senior credit facility. See Note 9.

Note 13: Other Income, Net

        Other income, net, includes interest income for the three and six months ended May 31, 2009 and June 1, 2008 of an insignificant amount, for fiscal 2009 and $0.1 million and $0.2 million, respectively, for fiscal 2008.

Note 14: Conditional Asset Retirement Obligations

        Under the provisions of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), the Company recorded an additional $0.1 million in property, plant and equipment and other noncurrent liabilities in the first half of fiscal 2009. No new amounts were recorded in the first half of fiscal 2008. The amounts recorded in fiscal 2009 resulted from obligations of a new facility lease that requires the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility.

Note 15: Acquisitions and Dispositions

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

        On December 4, 2008, the Company and its Australian licensee each acquired a 50% interest in a joint venture that owns the assets of the Company's former New Zealand licensee. The purchase price for the 50% ownership was $1.9 million. Additional contributions of $0.4 million were made by each

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 15: Acquisitions and Dispositions (Continued)

party to the joint venture to fund the initial working capital of this entity. The New Zealand joint venture is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. The Company accounts for its interest in this joint venture under the equity method.

Note 16: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S., Canada and France for the three and six months ended May 31, 2009 and June 1, 2008 are as follows:

	Three Months Ended		Six Months Ended
	May 31, 2009	June 1, 2008	May 31, 2009	June 1, 2008
	(in thousands)		(in thousands)
Service cost	$184	$272	$551	$544
Interest cost	352	339	1,057	679
Expected return on plan assets	(235)	(335)	(705)	(669)
Amortization of unrecognized gains and losses	91	39	274	79
Amortization of unrecognized transition asset	—	(22)	—	(44)
Amortization of unrecognized prior service cost	63	69	188	138

Net periodic pension cost*	$455	$362	$1,364	$727

Cash contributions	$0	$501	$1,447	$945

*
Net periodic pension cost recognized for the three and six months ended May 31, 2009 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2009. Similarly, net periodic pension cost for the three and six months ended June 1, 2008 is based upon preliminary estimates.

The Company expects to make additional cash contributions to the plans of approximately $0.6 million during the remainder of fiscal 2009.

Note 17: Income Taxes

        The Company's effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and six months ended May 31, 2009 was approximately 34.2% and (167.4)%, respectively, compared to approximately 40.4% and 37.6%, respectively, for the three and six months ended June 1, 2008. The effective rate for the three and six months ended May 31, 2009 was lower than the rate for the three and six months ended June 1, 2008 primarily due to lower pre-tax income in fiscal 2009.

        The Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", effective December 3, 2007. As a result of the implementation, the Company recognized a $10.5 million net increase to the liability for uncertain tax positions including interest and penalties of $0.7 million and $2.5 million, respectively. These increases

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 17: Income Taxes (Continued)

were accounted for as a cumulative effect adjustment and recognized as an increase in the beginning accumulated deficit in the consolidated balance sheet. Including the cumulative effect adjustment, the Company had approximately $25.9 million of total unrecognized tax benefits as of December 3, 2007. The Condensed Consolidated Balance Sheet as of May 31, 2009 includes accrued interest of $6.3 million and penalties of $3.4 million due to unrecognized tax benefits. As of November 30, 2008, the Company had recorded accrued interest of $5.3 million and penalties of $3.4 million due to unrecognized tax benefits. During the three and six months ended May 31, 2009 and June 1, 2008, additional interest was recognized of $0.7 million and $1.0 million, respectively, for fiscal 2009 and $0.6 and $1.1 million for fiscal 2008. Additional penalties were recorded in income tax expense in the three and six months ended May 31, 2009 and June 1, 2008 of an insignificant amount for fiscal 2009 and $0.2 million and $0.3 million, respectively, for fiscal 2008. The Company expects the liability for uncertain tax positions to decrease by $12.0 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following May 31, 2009. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 18: Comprehensive Income

        Comprehensive income for the three and six months ended May 31, 2009 and June 1, 2008 was $15.7 million and $16.9 million, respectively, for fiscal 2009 and $16.4 million and $31.7 million, respectively, for fiscal 2008. The decrease in comprehensive income for the three and six months May 31, 2009 as compared to the three and six months ended June 1, 2008 has been primarily driven by the decrease in net income as compared to the prior period which has been partially offset by the change in the fair value and termination of the previously existing interest rate swaps and the increase in the foreign currency translation adjustment.

Note 19: Commitments and Contingencies

Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Commitments and Contingencies (Continued)

expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of May 31, 2009 for $2.4 million ($3.6 million prior to discounting at 4.75%) associated with this remediation project.

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

  Commitments

        On December 1, 2008, the Company completed a sale-leaseback transaction of its South Gate, California facility, including the land, building and improvements affixed to the properties. The facility is being leased back over a seven year term and is classified as an operating lease. The net proceeds from the sale were $8.4 million and were reinvested in the business. The sale of this facility resulted in a gain of approximately $4.9 million. This gain has been deferred and is being amortized over the lease term. During the three and six months ended May 31, 2009, the Company has recognized $0.2 million and $0.3 million of this gain, respectively. The remaining deferred gain was $4.6 million at May 31, 2009. Amounts recorded as a component of other accrued liabilities and other noncurrent liabilities

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Commitments and Contingencies (Continued)

within the accompanying Condensed Consolidated Balance Sheets as of May 31, 2009 are $0.4 million and $4.2 million, respectively. The future minimum payments associated with this lease for the next five years, from the date of the sale, are as follows (in thousands):

Fiscal Year
2009	$630
2010	861
2011	883
2012	905
2013	927
Thereafter	1,925

$6,131

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three and six months ended May 31, 2009, severance costs of an insignificant amount and $1.2 million, respectively, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended June 1, 2008, severance costs of $3.4 million and $4.3 million, respectively, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. These charges are inclusive of the $0.7 million of compensation cost that was recognized in connection with a modification of the terms of certain stock options in connection with the employee's resignation. Severance benefits of $2.4 million and $3.2 million have been accrued as of May 31, 2009 and November 30, 2008, respectively. Of this amount, $2.4 million and $2.2 million is included as a component of accrued liabilities and $0.0 million and $1.0 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet as of May 31, 2009 and November 30, 2008, respectively.

Note 20: Related Party Transactions

        During the three and six months ended May 31, 2009, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.9 million and $1.6 million, respectively. As of May 31, 2009, $1.1 million of this amount was accrued as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company was also billed $0.1 million and $0.2 million for executive search costs incurred by KKR on the Company's behalf for the three and six months ended May 31, 2009, respectively. During the three and six months ended June 1, 2008, the Company was billed for premiums of $0.1 million and $0.2 million, respectively for excess directors and officers liability insurance and excess liability insurance to KKR.

        In connection with the Refinancing (Note 9), the Company entered into an agreement with Sealy Holding, LLC, a company which is owned by KKR, whereby the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that are not exercised by other common shareholders. Until the conclusion of the rights offering period, the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Related Party Transactions (Continued)

$177.1 million bears interest at a rate of LIBOR plus 3.0%. At the expiration of the rights offering period, the Company will repay the Purchaser an amount equal to the proceeds obtained from the subscription to the Convertible Notes by other shareholders and Convertible Notes will be issued for the remaining amount. At May 31, 2009, the $177.1 million is reflected as related party debt within the Condensed Consolidated Balance Sheet. At May 31, 2009 $0.1 million of interest has been recognized on this related party debt and is accrued as a component of accrued interest within the Condensed Consolidated Balance Sheet. As consideration for the forward purchase, the Company paid the Purchaser $1.0 million which has been deferred as debt issuance costs which will be amortized as a component of interest expense.

        KKR Financial LLC, an affiliate of KKR, also participated in the Senior Notes that were issued in connection with the Refinancing. As part of the offering, KKR Financial LLC purchased $53.0 million principal amount of the outstanding Senior Notes. An insignificant amount of interest has been recorded related to KKR Financial LLC's portion of the outstanding Senior Notes and remains accrued at May 31, 2009.

Note 21: Segment Information

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

        Sales by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2009	June 1, 2008	May 31, 2009	June 1, 2008
Americas:
United States	$222,478	$258,678	$457,233	$539,968
Canada	32,743	44,892	63,782	89,259
Other International	19,098	26,701	38,989	54,142

Total Americas	274,319	330,271	560,004	683,369
Europe	24,136	45,104	48,427	83,935

Total	$298,455	$375,375	$608,431	$767,304

Total International	$75,977	$116,697	$151,198	$227,336

        There were no sales from Europe to the Americas for the three and six months ended May 31, 2009. Sales from Europe to the Americas for the three and six months ended June 1, 2008 were

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Segment Information (Continued)

$1.8 million and $3.7 million, respectively. Long lived assets (principally property, plant and equipment) outside the United States were $67.8 million and $60.8 million as of May 31, 2009 and November 30, 2008, respectively.

	Three Months Ended		Six Months Ended
	May 31, 2009	June 1, 2008	May 31, 2009	June 1, 2008
	(in thousands)		(in thousands)
Net sales to external customers:
Americas	$274,319	$330,271	$560,003	$683,369
Europe	24,136	45,104	48,427	83,935

	298,455	375,375	608,430	767,304

Capital expenditures:
Americas	2,129	4,032	4,337	12,578
Europe	52	772	190	1,288

	2,181	4,804	4,527	13,866

EBITDA:
Americas*	20,607	42,566	54,560	89,492
Europe	(3,502)	1,403	(4,515)	3,423
Inter-segment eliminations	(67)	191	(68)	117

	17,038	44,160	49,977	93,032

Reconciliation of EBITDA to net income:
EBITDA from segments	17,038	44,160	49,977	93,032
Interest	16,876	15,369	34,424	30,745
Income taxes	(2,719)	8,091	308	16,996
Depreciation and amortization	8,119	8,743	15,738	17,120

Net Income	$(5,238)	$11,957	$(493)	$28,171

*
Americas EBITDA includes $20.2 million of charges related to the refinancing and extinguishment of debt and interest rate derivatives as well as the loss on rights for convertible notes.

	May 31, 2009	November 30, 2008
	(in thousands)
Total assets:
Americas	$930,198	$852,644
Europe	72,356	69,784
Intersegment eliminations	(1,553)	(1,554)

	$1,001,001	$920,874

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 22: Common Stock and Options Subject to Redemption

        In connection with its adoption of FAS 123(R), the Company reclassified as temporary equity amounts previously included in additional paid in capital that were associated with outstanding shares and options which, under the terms of management shareholder agreements, were potentially redeemable for a 180 day period following the death or disability of the share or option holder. During the second quarter of fiscal 2009, the right of the share or option holder to redeem the shares or options expired. As a result, the remaining balance of temporary equity of $8.6 million was reclassified to additional paid in capital.

Note 23: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended:

	Three Months Ended		Six Months Ended
	May 31, 2009	June 1, 2008	May 31, 2009	June 1, 2008
	(in thousands)		(in thousands)
Numerator:
Net (loss) income available to common shareholders	$(5,238)	$11,957	$(492)	$28,171

Denominator:
Denominator for basic earnings per share—weighted average shares	91,819	90,999	91,813	90,932
Effect of dilutive securities:
Stock options	—	2,871	—	3,737
Other	—	95	—	89

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	91,819	93,965	91,813	94,758

        On May 26, 2009, in order to have sufficient authorized but unissued shares of common stock for issuance with any conversion of the Convertible Notes, the Company amended its Certificate of Incorporation to increase the number of voting Class A shares of common stock authorized for issuance by 400,000,000 to a total of 600,000,000 shares. The number of authorized shares of preferred stock, par value $0.01 per share, remained unchanged at 50,000,000.

        Since the Company reported a net loss for the three and six month periods ending May 31, 2009 the 189,478 outstanding options to purchase common stock, restricted shares, share units and rights for Convertible Notes (in thousands) are considered antidilutive and are not included in the calculation of diluted earnings per share. Options and share units not included in the calculation of diluted earnings per share because their impact is antidilutive are 2,995 and 2,555 for the three and six month periods ended June 1, 2008, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Restructuring Activities

        For the three and six months ended May 31, 2009 and June 1, 2008, the Company recognized restructuring charges related to initiatives including facility closures and organizational changes. The pretax restructuring charges recognized by the Company during the three and six months ended May 31, 2009 and June 1, 2008 were as follows:

	Three Months Ended		Six Months Ended
	May 31, 2009	June 1, 2008	May 31, 2009	June 1, 2008
	(in thousands)		(in thousands)
Americas Segment	$1,335	$—	$1,448	$541
Europe Segment	—	—	—	—

	$1,335	$—	$1,448	$541

        The following table summarizes the restructuring activity for the six months ended May 31, 2009 and the related restructuring liabilities balance:

	2009 Restructuring Activities
	Liabilities November 30, 2008	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities May 31, 2009
	(in thousands)
Severance and employee benefits	$393	$114	$(315)	$—	$192
Asset impairment charges	—	1,334	—	(1,334)	—
Other restructuring costs	—	—	—	—	—

Total	$393	$1,448	$(315)	$(1,334)	$192

        In the first half of fiscal 2009, the Company incurred restructuring charges of $0.1 million representing costs incurred to relocate machinery and equipment associated with the closure of its Clarion, Pennsylvania manufacturing facility which occurred in October 2008. Additionally, in the second quarter of fiscal 2009, management made the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third-party suppliers. As a result, the Company incurred certain costs which were insignificant related to one-time terminations of employees. Additionally, the Company recognized an impairment charge of approximately $1.3 million for the related equipment used in this manufacturing process that was not sold. This plan was completed in the second quarter of fiscal 2009 and we do not expect to incur additional costs related to this restructuring activity.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Restructuring Activities (Continued)

        The following table summarizes the restructuring activity for the six months ended June 1, 2008 and the related restructuring liabilities balance:

	2008 Restructuring Activities
	Liabilities December 2, 2007	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities June 1, 2008
	(in thousands)
Severance and employee benefits	$—	$541	$(322)	$—	$219
Other restructuring costs	—	—	—	—	—

Total	$—	$541	$(322)	$—	$219

        Restructuring charges in the first half of fiscal 2008 represent employee severance and related benefit charges related to the decision to cut back the manufacturing operations in Brazil and move to a business model under which more product would be supplied by production from other Sealy manufacturing facilities.

Note 25: Subsequent Event

        On June 12, 2009, the Company approved grants of 13,266,500 RSUs to certain members of management and independent board members. The RSUs vest based on the passage of time and do not contain performance requirements. The RSU award amount accretes in the number of RSUs at an annual rate of 8% until the RSUs are vested or forfeited. Additionally, as a result of the Refinancing, the Company adjusted the strike prices and/or number of units of its outstanding employee stock options, RSUs and phantom stock units. This modification gives effect to the dilution caused by the issuance of the rights for Convertible Notes.

        On June 15, 2009, Sealy was served with a lawsuit filed by Tempur-Pedic, LLC North America in the Western District of Virginia. In the lawsuit, Tempur-Pedic alleges that Sealy and sixteen other defendants are infringing a patent issued to Tempur-Pedic in March of 2009, requesting injunctive relief and unspecified damages against all of the defendants. Sealy is currently reviewing the lawsuit and intends to pursue a vigorous defense in the matter. As the suit was filed in June 2009, no trial date has been set and the parties are now pursuing discovery. Accordingly, at this time, Sealy cannot predict the potential outcome of this litigation.

Note 26: Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Senior Notes, the Convertible Notes and the 2014 Notes (the "Guarantor Subsidiaries"), and are 100% owned subsidiaries of the Issuer, have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes, the Convertible Notes and the 2014 Notes (collectively, the "Guaranteed Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 26: Guarantor/Non-Guarantor Financial Information (Continued)

condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Guaranteed Notes. Although holders of the Guaranteed Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Guaranteed Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Guaranteed Notes.

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of May 31, 2009 and November 30, 2008, Condensed Consolidating Statements of Operations for the three and six months ended May 31, 2009 and June 1, 2008, and Condensed Consolidating Statements of Cash Flows for the six months ended May 31, 2009 and June 1, 2008.

  2.
  Sealy Corporation, who became a guarantor of the 2014 Notes effective May 25, 2006 and who is guarantor of the Senior Notes and a co-issuer of the Convertible Notes (as "Guarantor Parent"), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non- Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

  3.
  Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

May 31, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$29	$—	$36,097	$35,996	$20,376	$—	$92,498
Accounts receivable, net	—	—	5	98,165	73,049	—	171,219
Inventories	—	—	2,000	36,711	19,617	(471)	57,857
Prepaid expenses, deferred income taxes and other current assets	1,358	—	254	29,822	7,152	—	38,586

Total current assets	1,387	—	38,356	200,694	120,194	(471)	360,160
Property, plant and equipment, at cost	—	—	9,372	349,954	96,019	—	455,345
Less accumulated depreciation	—	—	(4,626)	(189,658)	(39,917)	—	(234,201)

	—	—	4,746	160,296	56,102	—	221,144
Other assets:
Goodwill	—	—	24,741	301,942	34,181	—	360,864
Intangible assets, net	1,792	—	—	1,811	—	—	3,603
Net investment in subsidiaries	(181,852)	234,190	377,901	44,349	—	(474,588)	—
Due from (to) affiliates	225,301	(416,042)	550,259	(85,553)	(96,990)	(176,975)	—
Debt issuance costs, net and other assets	—	—	29,406	15,093	10,731	—	55,230

	45,241	(181,852)	982,307	277,642	(52,078)	(651,563)	419,697

Total assets	$46,628	$(181,852)	$1,025,409	$638,632	$124,218	$(652,034)	$1,001,001

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$3,124	$13,613	$—	$16,737
Accounts payable	—	—	261	59,248	41,896	—	101,405
Accrued customer incentives and advertising	—	—	—	19,933	5,036	—	24,969
Accrued compensation	—	—	326	19,982	7,395	—	27,703
Accrued interest	18	—	955	9,906	313	—	11,192
Other accrued liabilities	3,134	—	3,606	27,993	6,144	—	40,877

Total current liabilities	3,152	—	5,148	140,186	74,397	—	222,883
Long-term obligations	177,132	—	786,993	41,215	8,438	(177,132)	836,646
Written option liability for convertible notes	95,985	—	—	—	—	—	95,985
Other liabilities	—	—	—	57,326	11,856	—	69,182
Deferred income tax liabilities	783	—	(922)	377	6,491	—	6,729
Common stock and options subject to redemption	—	—	—	—	—	—	—
Stockholders' equity (deficit)	(230,424)	(181,852)	234,190	399,528	23,036	(474,902)	(230,424)

Total liabilities and stockholders' equity (deficit)	$46,628	$(181,852)	$1,025,409	$638,632	$124,218	$(652,034)	$1,001,001

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

November 30, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$589	$—	$1	$2,423	$23,583	$—	$26,596
Accounts receivable, net	—	—	7	80,528	76,048	—	156,583
Inventories	—	—	1,695	44,454	18,945	(460)	64,634
Prepaid expenses, deferred income taxes and other current assets	1,368	—	2,645	38,406	5,325	—	47,744

	1,957	—	4,348	165,811	123,901	(460)	295,557
Property, plant and equipment, at cost	—	—	9,676	352,888	86,744	—	449,308
Less accumulated depreciation	—	—	(4,613)	(180,256)	(33,691)	—	(218,560)

	—	—	5,063	172,632	53,053	—	230,748
Other assets:
Goodwill	—	—	24,741	301,942	30,466	—	357,149
Intangible assets, net	2,989	—	—	1,956	—	—	4,945
Net investment in subsidiaries	(199,388)	216,613	367,163	29,866	—	(414,254)	—
Due from (to) affiliates	43,933	(416,001)	534,520	(72,344)	(90,206)	98	—
Debt issuance costs, net and other assets	—	—	8,640	17,088	6,747	—	32,475

	(152,466)	(199,388)	935,064	278,508	(52,993)	(414,156)	394,569

Total assets	$(150,509)	$(199,388)	$944,475	$616,951	$123,961	$(414,616)	$920,874

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$3,750	$2,737	$14,756	$—	$21,243
Accounts payable	—	—	341	52,337	44,406	—	97,084
Accrued customer incentives and advertising	—	—	—	24,013	10,529	—	34,542
Accrued compensation	—	—	392	16,082	8,323	—	24,797
Accrued interest	27	—	1,127	14,919	359	—	16,432
Other accrued liabilities	3,702	—	6,408	27,560	6,693	—	44,363

	3,729	—	12,018	137,648	85,066	—	238,461
Long-term obligations	—	—	711,776	42,034	8,352	—	762,162
Other noncurrent liabilities	947	—	8,055	51,280	10,975	—	71,257
Deferred income tax liabilities	783	—	(3,987)	3,443	4,723	—	4,962
Common stock and options subject to redemption	8,856	—	—	—	—	—	8,856
Stockholders' equity (deficit)	(164,824)	(199,388)	216,613	382,546	14,845	(414,616)	(164,824)

Total liabilities and stockholders' equity (deficit)	$(150,509)	$(199,388)	$944,475	$616,951	$123,961	$(414,616)	$920,874

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended May 31, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$19,327	$210,797	$74,789	$(6,458)	$298,455
Cost and expenses:
Cost of goods sold	—	—	11,751	121,595	49,468	(6,510)	176,304
Selling, general and administrative	(197)	—	1,819	71,506	22,453	—	95,581
Amortization expense	723	—	—	72	(17)	—	778
Restructuring expenses and asset impairment	—	—	—	1,335	—	—	1,335
Royalty (income) expense, net	(999)	—	—	(4,600)	999	—	(4,600)

Income from operations	473	—	5,757	20,889	1,886	52	29,057
Interest expense	27	72	15,951	623	203	—	16,876
Loss on rights for convertible notes	2,729	—	—	—	—	—	2,729
Gain on sale of subsidiary stock	—	—	—	—	—	—	—
Refinancing and extinguishment of debt and interest rate derivatives	—	—	17,422	—	—	—	17,422
Other (income) expense, net	—	—	—	—	(13)	—	(13)
Loss (income) from equity investees	4,635	4,661	(1,260)	—	—	(8,036)	—
Loss (income) from non- guarantor equity investees	—	—	—	158	—	(158)	—
Capital charge and intercompany interest allocation	—	—	(14,544)	14,039	505	—	—

Income (loss) before income taxes	(6,918)	(4,733)	(11,812)	6,069	1,191	8,246	(7,957)
Income tax provision (benefit)	(1,680)	(98)	(7,151)	4,838	1,416	(44)	(2,719)

Net income (loss)	$(5,238)	$(4,635)	$(4,661)	$1,231	$(225)	$8,290	$(5,238)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended June 1, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$18,334	$248,087	$116,919	$(7,965)	$375,375
Cost and expenses:
Cost of goods sold	—	—	10,654	148,850	75,442	(7,944)	227,002
Selling, general and administrative	21	—	1,850	84,946	29,542	—	116,359
Amortization expense	847	—	—	73	34	—	954
Royalty (income) expense, net	(1,170)	—	—	(4,276)	1,170	—	(4,276)

Income from operations	302	—	5,830	18,494	10,731	(21)	35,336
Interest expense	72	127	13,251	604	1,315	—	15,369
Other (income) expense, net	—	—	—	—	(81)	—	(81)
Loss (income) from equity investees	(11,835)	(11,906)	(9,351)	—	—	33,092	—
Loss (income) from non-guarantor equity investees	—	—	—	(5,483)	—	5,483	—
Capital charge and intercompany interest allocation	—	—	(12,273)	11,363	910	—	—

Income (loss) before income taxes	12,065	11,779	14,203	12,010	8,587	(38,596)	20,048
Income tax provision (benefit)	108	(56)	2,297	2,640	3,147	(45)	8,091

Net income (loss)	$11,957	$11,835	$11,906	$9,370	$5,440	$(38,551)	$11,957

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Six Months Ended May 31, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$40,220	$433,466	$148,334	$(13,589)	$608,431
Cost and expenses:
Cost of goods sold	—	—	24,124	257,675	99,809	(13,578)	368,030
Selling, general and administrative	(3)	—	3,752	146,684	41,844	—	192,277
Amortization expense	1,450	—	—	144	(1)	—	1,593
Restructuring expenses and asset impairment	—	—	—	1,448	—	—	1,448
Royalty (income) expense, net	(2,003)	—	—	(8,001)	2,034	—	(7,970)

Income from operations	556	—	12,344	35,516	4,648	(11)	53,053
Interest expense	63	160	31,853	1,242	1,106	—	34,424
Loss on rights for convertible notes	2,729	—	—	—	—	—	2,729
Gain on sale of subsidiary stock	—	—	—	—	(1,292)	—	(1,292)
Refinancing and extinguishment of debt and interest rate derivatives	—	—	17,422	—	—	—	17,422
Other (income) expense, net	—	—	—	—	(46)	—	(46)
Loss (income) from equity investees	(75)	(116)	(2,122)	—	—	2,313	—
Loss (income) from non-guarantor equity investees	—	—	—	(856)	—	856	—
Capital charge and intercompany interest allocation	—	—	(29,014)	27,919	1,095	—	—

Income (loss) before income taxes	(2,161)	(44)	(5,795)	7,211	3,785	(3,180)	(184)
Income tax provision (benefit)	(1,669)	(119)	(5,911)	5,069	2,997	(59)	308

Net income (loss)	$(492)	$75	$116	$2,142	$788	$(3,121)	$(492)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Six Months Ended June 1, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$36,464	$518,600	$227,609	$(15,369)	$767,304
Cost and expenses:
Cost of goods sold	—	—	21,636	313,229	146,357	(15,486)	465,736
Selling, general and administrative	(33)	—	3,591	171,685	57,860	—	233,103
Amortization expense	1,647	—	—	145	77	—	1,869
Royalty (income) expense, net	(2,214)	—	—	(9,136)	2,214	—	(9,136)

Income from operations	600	—	11,237	42,677	21,101	117	75,732
Interest expense	149	270	27,314	1,055	1,957	—	30,745
Other (income) expense, net	—	—	—	—	(180)	—	(180)
Loss (income) from equity investees	(27,985)	(28,097)	(24,245)	—	—	80,327	—
Loss (income) from non-guarantor equity investees	—	—	—	(16,229)	—	16,229	—
Capital charge and intercompany interest allocation	—	—	(25,401)	22,738	2,663	—	—

Income (loss) before income taxes	28,436	27,827	33,569	35,113	16,661	(96,439)	45,167
Income tax provision (benefit)	265	(158)	5,472	10,868	549	—	16,996

Net income (loss)	$28,171	$27,985	$28,097	$24,245	$16,112	$(96,439)	$28,171

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Six Months Ended May 31, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$887	$19,742	$(5,309)	$—	$15,320

Investing activities:
Purchase of property, plant and equipment	—	—	(12)	(3,946)	(634)	—	(4,592)
Proceeds from the sale of property, plant, and equipment	—	—	46	10,153	(50)	—	10,149
Net proceeds from sale of subsidiary	—	—	—	—	1,237	—	1,237
Investments in and loans to unconsolidated affiliate	—	—	—	—	(2,322)	—	(2,322)
Net activity in investment in and advances from (to) subsidiaries and affiliates	(265)	—	(15,739)	10,665	5,339	—	—

Net cash provided by (used in) investing activities	(265)	—	(15,705)	16,872	3,570	—	4,472
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	(295)	—	—	—	—	—	(295)
Proceeds from issuance of long term obligations	—	—	—	—	2,830	—	2,830
Repayments of long-term obligations	—	—	—	(3,041)	(5,954)	—	(8,995)
Repayment of old senior term loans	—	—	(377,181)	—	—	—	(377,181)
Proceeds from issuance of new senior secured notes	—	—	335,916	—	—	—	335,916
Proceeds from issuance of related party debt	—	—	177,132	—	—	—	177,132
Borrowings under new asset- based revolver	—	—	—	—	—	—	—
Borrowings under old revolving credit facilities	—	—	130,300	—	10,316	—	140,616
Repayments on old revolving credit facilities	—	—	(194,700)	—	(10,316)	—	(205,016)
Debt issuance costs	—	—	(20,553)	—	—	—	(20,553)
Other	—	—	—	—	—	—	—

Net cash used in financing activities	(295)	—	50,914	(3,041)	(3,124)	—	44,454

Effect of exchange rate changes on cash	—	—	—	—	1,656	—	1,656

Change in cash and equivalents	(560)	—	36,096	33,573	(3,207)	—	65,902
Cash and equivalents:
Beginning of period	589	—	1	2,423	23,583	—	26,596

End of period	$29	$—	$36,097	$35,996	$20,376	$—	$92,498

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Three Months Ended June 1, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(2)	$—	$5,667	$10,625	$46,490	$—	$62,780

Investing activities:
Purchase of property, plant and equipment	—	—	(125)	(11,399)	(2,342)	—	(13,866)
Proceeds from the sale of property, plant, and equipment	—	—	—	5	7	—	12
Net activity in investment in and advances from (to) subsidiaries and affiliates	6,097	—	(1,280)	3,807	(8,624)	—	—

Net cash provided by (used in) investing activities	6,097	—	(1,405)	(7,587)	(10,959)	—	(13,854)
Financing activities:
Dividend	(6,811)	—	—	—	—	—	(6,811)
Equity received upon exercise of stock including related excess tax benefits	803	—	—	—	—	—	803
Repurchase of common stock	—	—	—	—	—	—	—
Proceeds from issuance of long term obligations	—	—	—	—	1,748	—	1,748
Repayments of long-term obligations	—	—	(7,462)	(2,861)	(6,559)	—	(16,882)
Borrowings under revolving credit facilities	—	—	189,300	—	16,958	—	206,258
Repayments on revolving credit facilities	—	—	(186,100)	—	(16,985)	—	(203,085)
Other	—	—	—	—	—	—	—

Net cash used in financing activities	(6,008)	—	(4,262)	(2,861)	(4,838)	—	(17,969)

Effect of exchange rate changes on cash	—	—	—	—	(1,317)	—	(1,317)

Change in cash and equivalents	87	—	—	177	29,376	—	29,640
Cash and equivalents:
Beginning of period	4	—	1	4,012	10,590	—	14,607

End of period	$91	$—	$1	$4,189	$39,966	$—	$44,247

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

        Our industry continues to recover from volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. and other forces beyond our control. During fiscal 2008, the cost of these components saw significant increases above their recent historical averages. We have begun to see these costs, particularly those related to steel and polyurethane and latex foams, decrease during the second quarter of fiscal 2009 and expect these decreases to level off during the third quarter of fiscal 2009 due to declines in related commodity prices. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire, may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers.

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

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended May 31, 2009 and June 1, 2008, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	May 31, 2009		June 1, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$298,455	100.0%	$375,375	100.0%
Cost of goods sold	176,304	59.1	227,002	60.5

Gross profit	122,151	40.9	148,373	39.5
Selling, general and administrative expenses	95,581	32.0	116,359	31.0
Amortization expense	778	0.3	954	0.3
Restructuring expenses and asset impairment	1,335	0.4	—	—
Royalty income, net of royalty expense	(4,600)	(1.5)	(4,276)	(1.1)

Income from operations	29,057	9.7	35,336	9.3
Interest expense	16,876	5.7	15,369	4.1
Loss on rights for convertible notes	2,729	0.9	—	—
Refinancing and extinguishment of debt and interest rate derivatives	17,422	5.8	—	—
Other income, net	(13)	—	(81)	—

(Loss) income before income taxes	(7,957)	(1.8)	20,048	5.2
Income tax (benefit) provision	(2,719)	(0.9)	8,091	2.2

Net (loss) income	$(5,238)	(0.9)%	$11,957	3.0%

Effective tax rate	34.2%		40.4%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	May 31, 2009	June 1, 2008
Americas:
United States	74.5%	68.9%
Canada	11.0	12.0
Other	6.4	7.1

Total Americas	91.9	88.0
Europe	8.1	12.0

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the three months ended
	May 31, 2009		June 1, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$274,319	100.0%	$330,271	100.0%
Cost of goods sold	158,609	57.8	193,054	58.5

Gross profit	115,710	42.2	137,217	41.5
United States (US Dollars):
Net sales	222,478	100.0	258,678	100.0
Cost of goods sold	126,038	56.7	152,319	58.9

Gross profit	96,440	43.3	106,359	41.1
Total International (US Dollars):
Net sales	75,977	100.0	116,697	100.0
Cost of goods sold	50,266	66.2	74,683	64.0

Gross profit	25,711	33.8	42,014	36.0
Canada:
US Dollars:
Net sales	32,743	100.0	44,892	100.0
Cost of goods sold	21,184	64.7	25,119	56.0

Gross profit	11,559	35.3	19,773	44.0
Canadian Dollars:
Net sales	39,217	100.0	45,242	100.0
Cost of goods sold	25,367	64.7	25,308	55.9

Gross profit	13,850	35.3	19,934	44.1
Other Americas (US Dollars):
Net sales	19,098	100.0	26,701	100.0
Cost of goods sold	11,387	59.6	15,616	58.5

Gross profit	7,711	40.4	11,085	41.5
Europe:
US Dollars:
Net sales	24,136	100.0	45,104	100.0
Cost of goods sold	17,695	73.3	33,948	75.3

Gross profit	6,441	26.7	11,156	24.7
Euros:
Net sales	18,122	100.0	28,924	100.0
Cost of goods sold	13,277	73.3	21,770	75.3

Gross profit	4,845	26.7%	7,154	24.7%

  Quarter Ended May 31, 2009 compared with Quarter Ended June 1, 2008

        Net Sales.    Our consolidated net sales for the quarter ended May 31, 2009, were $298.5 million, a decrease of $76.9 million, or 20.5%, from the quarter ended June 1, 2008. Total Americas net sales were $274.3 million for the second quarter of fiscal 2009, a decrease of 16.9% from the second quarter of fiscal 2008. This decrease was primarily related to decreased sales in the U.S. and Canada. Total U.S. net sales were $222.5 million for the second quarter of fiscal 2009, a decrease of 14% from the second quarter of fiscal 2008. The U.S. net sales decrease of $36.2 million was attributable to a 13.2% decrease in wholesale unit volume and a 0.7% decrease in wholesale average unit selling price. The decrease in unit volume is primarily attributable to continued weak retail demand as described above under "Business Overview". The slight decrease in average unit selling price was driven by reduced industry demand for higher priced products and increased demand for value priced goods like Sealy branded product as a result of their appeal to consumers in this economic environment. Of the 0.7% decline in wholesale average unit selling price, 1.4% was attributable to the $3.7 million favorable impact received from the change in the estimated reserve for non-warranty product returns in fiscal 2008. These factors were partially offset by the favorable impact of our July 2008 price increase as well as fewer discounts on floor samples in the second quarter of fiscal 2009 as the Stearns & Foster product launched in fiscal 2009 is not distributed as widely as the Posturepedic product launched in fiscal 2008. International net sales decreased $40.7, million or 34.9%, from the second quarter of fiscal 2008 to $76.0 million. Excluding the effects of currency fluctuation, net sales declined 22.2% from the second quarter of fiscal 2008. This decline was primarily due to declines in OEM sales in Europe and, to a lesser extent, the weak retail environment in Canada and Europe. In Canada, local currency sales decreases of 13.3% translated into decreases of 27.1% in U.S. dollars due to the decline in value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 13.5% decrease in unit volume, which was partially offset by a 0.2% increase in average unit selling price. The decline in unit volume is primarily attributable to weak Canadian retail demand. Elsewhere in the Americas, we have experienced sales decreases in our Mexico and South American markets. In our Europe segment, local currency sales decreases of 37.3% translated into decreases of 46.5% in U.S. dollars due to the decline in value of the Euro versus the U.S. dollar. Decreased sales of OEM latex bed cores, which have lower prices, drove most of the decline. Local currency finished goods sales in Europe decreased 8.5% and we believe is reflective of the overall economic slowdown in Europe.

        Gross Profit.    Our consolidated gross profit for the quarter was $122.2 million, a decrease of $26.2 million from the comparable prior year period. As a percentage of net sales, gross profit increased 1.4 percentage points to 40.9% due to an increase in gross profit margins in both of our segments. Total Americas gross profit for the quarter was $115.7 million, a decrease of $21.5 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas increased 0.7 percentage points to 42.2%. This increase as a percentage of sales was primarily due to an increase in gross profit margins in our U.S. operations partially offset by decreased gross profit margins in Canada. U.S. gross profit decreased $9.9 million to $96.4 million, which, as a percent of sales, represents an increase of 2.2 percentage points to 43.3% of net sales. The increase in percentage of net sales was driven by a combination of the favorable impact of fewer floor sample discounts offered in the second quarter of fiscal 2009, operations efficiencies such as labor productivity and value engineering and the price increases taken in July 2008. Partially offsetting these improvements was a benefit of $8.2 million from the change in accounting estimate related to our returns allowances in the prior year period which resulted in a reduction of cost of sales of approximately $4.5 million and an increase to sales of approximately $3.7 million. In addition, margins were negatively impacted by less absorption of fixed costs as a result of lower volume and slightly higher material costs. The gross profit margin in Canada was 35.3% as a percentage of net sales which represents a decrease of 8.8 percentage points. This decrease was driven by the impact of currency fluctuations and inflation on raw materials. In addition, our margins were negatively impacted by less absorption of fixed costs as a result of lower volume. In our Europe segment, the gross profit margin increase of 2.0 percentage points was due to the shift in product sales mix toward more finished goods sales, partially offset by the unfavorable impact of less absorption for fixed costs as a result of lower volume.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense decreased $20.8 million to $95.6 million. As a percent of net sales this expense was 32.0% and 31.0% for the quarters ended May 31, 2009 and June 1, 2008, respectively, an increase of 1.0 percentage point. The increase as a percent of sales is primarily due to lower sales volumes. The decrease in absolute dollars is primarily due to a $9.5 million reduction in volume driven variable expenses including a $5.9 million decrease in delivery costs due primarily to a decrease in unit volume shipped, a $2.2 million decrease in cooperative advertising and promotional costs and a decrease in bad debt expense of $1.0 million. Fixed operating costs decreased $4.5 million from the prior year period due to reductions in national advertising expenses, salary and fringe expenses and discretionary expenditures. Promotional expenses related to launching new products in the U.S. were $3.1 million lower than in fiscal 2008 which included costs associated with the 2008 roll out of our new Sealy Posturepedic innerspring line. In addition, severance related costs decreased $2.7 million from the second quarter of fiscal 2008.

        Restructuring expenses and asset impairment.    We recognized pretax restructuring costs of $1.3 million during the quarter ended May 31, 2009 as compared with no such costs recognized during the comparable prior year period.

        In the second quarter of fiscal 2009, management made the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third-party suppliers. As a result, we incurred certain insignificant costs related to one-time terminations of employees. Additionally, we recognized an impairment charge of approximately $1.3 million for the related equipment used in this manufacturing process that was not sold. This plan was completed in the second quarter of fiscal 2009 and we do not expect to incur additional costs related to this restructuring activity.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the three months ended May 31, 2009 increased by $0.3 million as compared with the prior year period to $4.6 million primarily due to a increase in domestic license sales.

        Interest Expense.    Our consolidated interest expense for the second quarter of fiscal 2009 increased $1.5 million as compared with the prior year period to $16.9 million. Our net weighted average borrowing cost was 8.5% and 7.6% for the three months ended May 31, 2009 and June 1, 2008, respectively. Our borrowing cost was unfavorably impacted by the amendment of our old senior credit facility in the fourth quarter of fiscal 2008 which increased the applicable margins on our interest rates between 275 and 325 basis points. Also contributing to the increase in interest expense were higher outstanding balances on our old senior revolving credit facility during the second quarter of fiscal 2009.

        Refinancing and extinguishment of debt and interest rate derivatives    Debt extinguishment and refinancing expenses for the quarter ended May 31, 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs related to our old senior term loans. Additionally, we incurred $15.2 million of charges associated with termination payments on our interest rate swap agreements that were associated with the old senior credit facility.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended May 31, 2009 was 34.2% compared to 40.4% for the three months ended June 1, 2008. The effective rate for the fiscal 2009 period was lower than the fiscal 2008 period primarily due to lower pre-tax income in fiscal 2009.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the six months ended May 31, 2009 and June 1, 2008, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the six months ended:
	May 31, 2009		June 1, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$608,431	100.0%	$767,304	100.0%
Cost of goods sold	368,030	60.5	465,736	60.7

Gross profit	240,401	39.5	301,568	39.3
Selling, general and administrative expenses	192,277	31.6	232,562	30.3
Amortization expense	1,593	0.3	1,869	0.2
Restructuring expenses and asset impairment	1,448	0.2	541	0.1
Royalty income, net of royalty expense	(7,970)	(1.3)	(9,136)	(1.2)

Income from operations	53,053	8.7	75,732	9.9
Interest expense	34,424	5.7	30,745	4.0
Loss on rights for convertible notes	2,729	0.4	—	—
Refinancing and extinguishment of debt and interest rate derivatives	17,422	2.9	—	—
Gain on sale of subsidiary stock	(1,292)	(0.2)	—	—
Other income, net	(46)	—	(180)	—

(Loss) income before income taxes	(184)	(0.1)	45,167	5.9
Income tax provision	308	0.1	16,996	2.2

Net (loss) income	$(492)	(0.2)%	$28,171	3.7%

Effective tax rate	(167.4)%		37.6%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Six Months Ended:
	2009	2008
Americas:
United States	75.1%	70.4%
Canada	10.5	11.6
Other	6.4	7.1

Total Americas	92.0	89.1
Europe	8.0	10.9

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the six months ended:
	May 31, 2009		June 1, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$560,004	100.0%	$683,369	100.0%
Cost of goods sold	331,822	59.3	403,157	59.0

Gross profit	228,182	40.7	280,212	41.0
United States (US Dollars):
Net sales	457,233	100.0	539,968	100.0
Cost of goods sold	266,340	58.3	320,903	59.4

Gross profit	190,893	41.7	219,065	40.6
Total International (US Dollars):
Net sales	151,198	100.0	227,336	100.0
Cost of goods sold	101,690	67.3	144,833	63.7

Gross profit	49,508	32.7	82,503	36.3
Canada:
US Dollars:
Net sales	63,782	100.0	89,259	100.0
Cost of goods sold	41,733	65.4	50,456	56.5

Gross profit	22,049	34.6	38,803	43.5
Canadian Dollars:
Net sales	77,607	100.0	89,424	100.0
Cost of goods sold	50,795	65.5	50,539	56.5

Gross profit	26,812	34.5	38,885	43.5
Other Americas (US Dollars):
Net sales	38,989	100.0	54,142	100.0
Cost of goods sold	23,749	60.9	31,798	58.7

Gross profit	15,240	39.1	22,344	41.3
Europe:
US Dollars:
Net sales	48,427	100.0	83,935	100.0
Cost of goods sold	36,208	74.8	62,579	74.6

Gross profit	12,219	25.2	21,356	25.4
Euros:
Net sales	36,455	100.0	55,244	100.0
Cost of goods sold	27,239	74.7	41,163	74.5

Gross profit	9,216	25.3%	14,081	25.5%

  Six Months Ended May 31, 2009 compared with Six Months Ended June 1, 2008

        Net Sales.    Our consolidated net sales for the six months ended May 31, 2009, were $608.4 million, a decrease of $158.9 million, or 20.7%, from the six months ended June 1, 2008. Total Americas net sales were $560.0 million for the first half of fiscal 2009, a decrease of 18.1% from the first half of fiscal 2008. This decrease was primarily related to our U.S. and Canadian operations within the Americas segment. Total U.S. net sales were $457.2 million for the first half of fiscal 2009, a decrease of 15.3% from the first half of fiscal 2008. The U.S. net sales decrease of $82.7 million was attributable to a 14.9% decrease in wholesale unit volume and a 0.4% decrease in wholesale average unit selling price. The decrease in unit volume is primarily attributable to continued weak retail demand as described above under "Business Overview". The slight decrease in average unit selling price was driven by reduced industry demand for higher priced products and increased demand for value priced goods like Sealy branded product as a result of their appeal to consumers in this economic environment. Of the 0.4% decrease in wholesale average unit selling price, 0.7% was attributable to the $3.7 million favorable impact received from the change in the estimated reserve for non-warranty product returns in fiscal 2008. These factors were partially offset by the favorable impact of the July 2008 price increase as well as fewer discounts on floor samples in the second quarter of fiscal 2009 as the Stearns & Foster product launch was not distributed as widely as the Posturepedic product launched in the second quarter of fiscal 2008. International net sales decreased $76.1 million, or 33.5%, from the second quarter of fiscal 2008 to $151.2 million. Excluding the effects of currency fluctuation, net sales declined 20.7% from the second quarter of fiscal 2008. This decline was primarily due to declines in OEM sales in Europe and, to a lesser extent, the weak retail environment in Canada and Europe. In Canada, local currency sales decreases of 13.2% translated into decreases of 28.5% in U.S. dollars due to the decline in value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 14.7% decrease in unit volume, which was partially offset by a 1.8% increase in average unit selling price. The decline in unit volume is primarily attributable to weak Canadian retail demand. Elsewhere in the Americas, we have experienced sales decreases in our Mexico and South American markets. In our Europe segment, local currency sales decreases of 34.0% translated into decreases of 42.3% in U.S. dollars due to the decline in value of the Euro versus the U.S. dollar. Decreased sales of OEM latex bed cores, which have lower prices, drove most of the decline. Local currency finished goods sales in Europe decreased 9.8% and we believe is reflective of the overall economic slowdown in Europe.

        Gross Profit.    Our consolidated gross profit for the six months ended May 31, 2009 was $240.4 million, a decrease of $61.2 million from the comparable prior year period. As a percentage of net sales, gross profit increased 0.2 percentage points to 39.5% due to an increase in gross profit margins in the U.S. offset by decreases in our international operations. Total Americas gross profit for the six months was $228.2 million, a decrease of $52.0 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 0.3 percentage points to 40.7%. This decrease as a percentage of sales was primarily due to a decrease in gross profit margins in our Canadian operations. U.S. gross profit decreased $28.2 million to $190.9 million, which, as a percent of sales, represents an increase of 1.1 percentage points to 41.7% of net sales. The increase in percentage of net sales was driven by the continued favorable impact of operations efficiencies such as labor productivity and value engineering, the favorable impact of less floor sample expense in 2009 as compared to 2008, and the price increases taken in July 2008. Partially offsetting these improvements was a benefit of $8.2 million from the change in accounting estimate related to our returns allowances in the prior year period which resulted in a reduction of cost of sales of approximately $4.5 million and an increase to sales of approximately $3.7 million. Also, the unfavorable impact of inflation including significant increases on steel and foam and the negative impact of less absorption of fixed costs as a result of lower volume negatively impacted gross profit margin. The gross profit margin in Canada was 34.6% as a percentage of net sales which represents a decrease of 8.9 percentage points. This decrease was driven by the impact of currency fluctuations and inflation on raw materials. In our Europe segment, the gross profit margin decrease of 0.2 percentage points was due to the negative impact of less absorption for fixed costs as a result of lower volumes partially offset by a favorable impact from a shift in sales mix toward more finished goods sales.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense decreased $40.3 million to $192.3 million. As a percent of net sales this expense was 31.6% and 30.3% for the six months ended May 31, 2009 and June 1, 2008, respectively, an increase of 1.3 percentage points. The increase as a percent of sales is primarily due to lower sales volumes. The decrease in absolute dollars is primarily due to a $20.5 million reduction in volume driven variable expenses including a $10.6 million decrease in cooperative advertising and promotional costs and a $10.7 million decrease in delivery costs due primarily to a decrease in unit volume shipped. These decreases were partially offset by an increase in bad debt expense of $0.8 million. In addition, fixed operating costs decreased $12.4 million from the prior year period due to reductions in national advertising expenses, salary and fringe expenses and discretionary expenditures such as travel and entertainment. Promotional expenses related to launching new products in the U.S. were $4.2 million lower than in fiscal 2008 which included costs associated with the 2008 roll out of our new Sealy Posturepedic innerspring line. In addition, severance related costs decreased $3.0 million from the first half of fiscal 2008.

        Restructuring expenses and asset impairment.    We recognized pretax restructuring costs of $1.4 million during the six months ended May 31, 2009 as compared with costs of $0.5 million recognized during the comparable prior year period.

        In the first half of fiscal 2008, management made the decision to cut back the manufacturing operations in Brazil and move to a business model under which more product would be supplied by production from other Sealy manufacturing facilities. As a result, we incurred charges of $0.5 million during that period related to employee severance and related benefits. The plan was completed in the fourth quarter of fiscal 2008.

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. During the six months ended May 31, 2009, we incurred additional charges related to this action of $0.1 million primarily related to relocation costs. This plan was completed in the first quarter of fiscal 2009 and we do not expect to incur additional costs related to this restructuring activity.

        In the second quarter of fiscal 2009, management made the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third-party suppliers. As a result, we incurred certain insignificant costs related to one-time terminations of employees. Additionally, we recognized an impairment charge of approximately $1.3 million for the related equipment used in this manufacturing process that was not sold. This plan was completed in the second quarter of fiscal 2009 and we do not expect to incur additional costs related to this restructuring activity.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the six months ended May 31, 2009 decreased by $1.2 million as compared with the prior year period to $8.0 million primarily due to a decrease in domestic license sales along with unfavorable fluctuations in international currency rates.

        Gain on sale of subsidiary stock.    On December 1, 2008, the Company sold 50% of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Australian licensee and these operations became part of the joint venture that we participate in with the Australian licensee. As a result of the sale of the 50% interest, the Company recognized a gain of $1.3 million in the six months ended May 31, 2009.

        Interest Expense.    Our consolidated interest expense for the first half of fiscal 2009 increased $3.7 million as compared with the prior year period to $34.4 million. Our net weighted average borrowing cost was 8.7% and 7.6% for the six months ended May 31, 2009 and June 1, 2008, respectively. Our borrowing cost was unfavorably impacted by the amendment of our old senior credit facility in the fourth quarter of fiscal 2008 which increased the applicable margins on our interest rates between 275 and 325 basis points. Also contributing to the increase in interest expense were higher outstanding balances on our old senior revolving credit facility during the second quarter of fiscal 2009.

        Refinancing and extinguishment of debt and interest rate derivatives    Debt extinguishment and refinancing expenses for the six months ended May 31, 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs related to our old senior term loans. Additionally, we incurred $15.2 million of charges associated with termination payments on our interest rate swap agreements that were associated with the old senior credit facility.

        Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the six months ended May 31, 2009 was (167.4)% compared to 37.6% for the six months ended June 1, 2008. The effective rate for the fiscal 2009 period was lower than the fiscal 2008 period primarily due to lower pre-tax income in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $4.6 million for the six months ended May 31, 2009. We expect total 2009 capital expenditures to be approximately $15.0 to $18.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At May 31, 2009, the Company had approximately $59.4 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.0 million. The calculated borrowing base under the ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 8.7% and 7.6% for the six months ended May 31, 2009 and June 1, 2008, respectively. As of June 19, 2009, we had no borrowings outstanding under the ABL Revolver.

        On May 13, 2009, the Company announced a comprehensive plan to refinance its existing senior secured credit facilities (the "Old Senior Credit Facility") and replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants (the "Refinancing"). The Refinancing converted much of the existing senior debt from debt bearing interest at variable rates to debt bearing interest at fixed rates. Due to increases in the interest rates associated with our senior debt, and the amount of debt outstanding, our interest expense in future periods is expected to increase significantly. However, we do not expect cash interest payments to change significantly due to the payment in kind interest associated with the Convertible Notes (as discussed below).

  Debt

        In connection with the Refinancing, we have: 1) entered into a new asset-based revolving credit facility (the "ABL Revolver") which provides commitments of up to $100.0 million maturing in May 2013, which bears interest at our choice of either a base rate (determined by reference to the higher of several rates as defined by the ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%; 2) issued $350.0 million in aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"), which bear interest at 10.875% per annum payable semi-annually; and 3) upon the completion of a rights offering to all existing shareholders of our common stock will issue $177.1 million in aggregate principal amount of senior secured convertible paid-in kind ("PIK") notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and bear interest at 8.00% per annum payable semi-annually in the form of additional Convertible Notes.

        At May 31, 2009, there were no amounts outstanding under the ABL Revolver. The Senior Notes have an outstanding balance of $335.9 million at May 31, 2009 which gives effect to an original issue discount of $14.1 million. As of May 31, 2009, there were no Convertible Notes issued or outstanding. However, we have entered into a forward purchase agreement with a related party, Sealy Holding LLC (the "Purchaser"), in connection with the distribution of the subscription rights through which the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that are not exercised by other common shareholders. The liability related to the forward purchase agreement was recorded as a component of long-term debt at May 31, 2009 within the Condensed Consolidated Balance Sheet. Pursuant to the terms of the rights offering discussed above, the Convertible Notes will be issued at the expiration of the rights period on July 2, 2009 unless extended. We also have an outstanding principal balance of $273.9 million at May 31, 2009 on the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes").

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory and (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At May 31, 2009, there were no amounts outstanding under the ABL Revolver.

        Prior to the Refinancing, we had outstanding three interest rate swap agreements related to term debt under our Old Senior Credit Facility. These interest rate swaps consisted of: 1) an agreement fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010; 2) an agreement fixing the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance through November 4, 2009; and 3) an agreement fixing the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance through February 4, 2010. In connection with the Refinancing, we paid $15.2 million to terminate these interest rate swap agreements. As the future variable interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the three and six months ended May 31, 2009, in accordance with the provisions of FAS 133.

        We are also party to three interest rate swaps for 2.3 million Euros, 2.9 million Euros and 3.5 million Euros which fix the floating interest rates on the debt of our Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. We have not formally documented these interest rate swaps as hedges. Therefore, changes in the fair value of these interest rate swaps are recorded as a component of interest expense.

        The outstanding 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes") consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. At May 31, 2009, the outstanding balance of the 2014 Notes was $273.9 million.

        At May 31, 2009, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of May 31, 2009, we had repurchased shares for $16.3 million under this program, none of which was repurchased during the first half of fiscal 2009. From June 1 through June 19, 2009, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $16.7 million during the next twelve months, with $1.7 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will make additional voluntary prepayments on our senior or subordinated debt during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends such as meeting a minimum leverage ratio. We currently do not meet this requirement. Therefore, we do not currently expect a dividend will be declared during the third fiscal quarter of 2009.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Six Months Ended:
	May 31, 2009	June 1, 2008
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$15,320	$62,780
Investing activities	4,472	(13,854)
Financing activities	44,454	(17,969)
Effect of exchange rate changes on cash	1,656	(1,317)

Change in cash and cash equivalents	65,902	29,640
Cash and cash equivalents:
Beginning of period	26,596	14,607

End of period	$92,498	$44,247

  Six Months Ended May 31, 2009 Compared With Six Months Ended June 1, 2008

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $47.5 million to $15.3 million in net cash provided for the six months ended May 31, 2009, compared to $62.8 million in net cash provided for the six months ended June 1, 2008. This decrease is primarily the result of a decrease in net income and cash provided by changes in working capital. Net income and cash flows from operations for the six months ended May 31, 2009 includes $15.2 million of payment to terminate our interest rate swaps. The decrease in cash provided by working capital of $7.9 million includes an offsetting benefit for the receipt of $8.0 million of income tax refunds during the six months ended May 31, 2009.

        Cash Flows from Investing Activities.    Our cash flows provided by investing activities for the six months ended May 31, 2009 was $4.5 million as compared to net cash used in investing activities of $13.9 million for the six months ended June 1, 2008. This change is due to $8.4 million of proceeds from the sale-leaseback of the Company's South Gate, California facility coupled with $9.3 million of lower capital expenditures for the first six months of fiscal 2009 as compared to the same fiscal period in the prior year.

        Cash Flows from Financing Activities.    Our cash flow provided by financing activities for the six months ended May 31, 2009 was $44.5 million compared with cash used in financing activities of $18.0 million for the six months ended June 1, 2008. This change has been primarily driven by the Refinancing which provided $50.9 million of cash after considering the effects of the payments of costs to issue our new debt.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following May 31, 2009. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Debt Covenants

        Our long-term obligations contain various financial tests and covenants. Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio in order to incur additional indebtedness and make dividend distributions to holders of our common stock, subject to certain exceptions. Additionally, the ABL Revolver requires us to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. The indentures governing our Senior Notes, Convertible Notes and Senior Subordinated Notes also require us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. As of May 31, 2009 we are in compliance with all debt covenants and are not in a minimum availability period under the ABL Revolver.

        The covenants contained in our senior debt agreements are based on what we refer to herein as "Adjusted EBITDA". In the senior debt agreements, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such facilities. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and six months ended May 31, 2009:

	Three Months Ended: May 31, 2009	Six Months Ended: May 31, 2009
	(in thousands)	(in thousands)
Net loss	$(5,238)	$(492)
Interest expense	16,876	34,424
Income taxes	(2,719)	308
Depreciation and amortization	8,119	15,738

EBITDA	17,038	49,978
Adjustments for debt covenants:
Refinancing charges	17,422	17,442
Non-cash compensation	1,212	2,223
Impairment charges	1,334	1,334
KKR consulting fees	890	1,610
Severance charges	669	1,942
Loss on rights for Convertible Notes	2,729	2,729
Gain on sale of subsidiary	0	(1,292)
Other (various)(a)	319	1,148

Adjusted EBITDA	$41,613	$77,114

    (a)
    Consists of various immaterial adjustments

        The following table reconciles EBITDA to cash flow from operations:

Six Months Ended: May 31, 2009
(in thousands)
EBITDA	$49,978
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(34,424)
Income taxes	(308)
Non-cash and non-operating charges against (credits to) net income	1,626
Changes in operating assets & liabilities	(1,552)

Cash flow from operations	$15,320

  Critical Accounting Estimates

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

  Contractual Obligations and Commercial Commitments

        On December 1, 2008, we completed a sale-leaseback transaction of its South Gate, California facility, including the land, building and improvements affixed to the properties. On May 29, 2009, we completed a refinancing of our existing senior secured credit facilities and replaced them with indebtedness that has longer-dated maturities and eliminates quarterly maintenance-based covenants. Additionally, through the Refinancing, we terminated our outstanding interest rate swaps related to the existing senior secured credit facilities. Therefore, we no longer have future obligations related to these contracts. The revised contractual payments associated with the Senior Notes and Convertible Notes as well as the South Gate, California facility lease from the point of inception forward are projected as follows:

Contractual Obligations	2009	2010	2011	2012	2013	After 2013	Total Obligations
Principal maturities of long-term debt	$—	$—	$—	$—	$—	$527,132	$527,132
Projected interest on long-term debt(1)	39,834	52,661	53,852	55,141	56,534	160,117	418,139
Operating leases(2)	630	861	883	905	927	1,925	6,131
Total	$40,464	$53,522	$54,735	$56,046	$57,461	$689,174	$951,402

(1)
Represents estimated interest payments associated with the Senior Notes and Convertible Notes. The Company will not currently pay interest in cash related to the Convertible Notes, but instead will increase the amount of the Convertible Notes by an accretion amount equal to the interest payable for the interest period ending immediately prior. The Convertible Notes will be convertible into shares of the Company's common stock at an initial conversion price of $1.00 per share. The interest projections above assume no conversions prior to the maturity of the Convertible Notes.

(2)
Represents future lease payments associated with the South Gate, California facility from the inception date of the lease over the seven year term.

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.1 million dollar impact on our financial position for the six months ended May 31, 2009. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward contracts. At May 31, 2009, we had three forward foreign currency contracts outstanding to purchase a total of 1.4 million Euros with expiration dates ranging from June 30, 2009 through December 31, 2009. At May 31, 2009, the fair value of these contracts was an asset of $0.2 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        On June 15, 2007, we entered into an interest rate swap agreement effective December 3, 2007 which fixed the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the term loans under our Old Senior Credit Facility through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010.

        On December 1, 2008, we entered into two interest rate swap agreements related to the term loans under our Old Senior Credit Facility effective December 4, 2008. The first of these swaps fixed the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance through November 4, 2009. The second of these swaps fixed the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance through February 4, 2010.

        In connection with the Refinancing, the Old Senior Credit Facility which bore interest at variable rates was predominately replaced with fixed-rate debt in the form of the Senior Notes and the Convertible Notes thereby reducing our exposure to the variability in interest rates. As a result, we paid $15.2 million to terminate the above interest rate swaps. As the future variable-interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the three and six months ended May 31, 2009, in accordance with the provisions of FAS 133.

        No assets or liabilities were recognized related to the above swap instruments at May 31, 2009 due to their termination prior to this date. The fair value of the above swap instruments was a liability of $15.9 million at November 30, 2008.

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair values of these swaps was an asset totaling $0.7 million and $0.4 million as of May 31, 2009 and November 30, 2008, respectively.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year. Based on the unhedged portion of our variable-rate debt outstanding at May 31, 2009, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        The cost of our steel innerspring, polyurethane foam, polyester and polyethylene component parts is impacted by the volatility in the price of steel and petroleum. We achieved decreases in the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts in the first half of fiscal 2009 and expect these decreases to be maintained through the third quarter of fiscal 2009 due to reductions in various related feed stocks. We have entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. We do not engage in commodity hedging programs.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Notes 19 and 25 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors

The risk factors appearing below should be read in conjunction with the related disclosure contained in the section entitled "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 001-08738).

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness

        After the completion of the Refinancing, we continue to have substantial indebtedness. As of May 31, 2009, we had a total of $853.4 million of debt outstanding, including $335.9 million Senior Notes, $177.1 million related party loans to be replaced with Convertible Notes upon completion of a rights offering, and $273.9 million Senior Subordinated Notes. We also have approximately $59.4 million of undrawn availability under the ABL Revolver, after taking into account $16.0 million of outstanding letters of credit and borrowing base limitations.

        Our outstanding indebtedness could have important consequences. For example, it could:

  •
  limit our ability to pay dividends on our common stock;

  •
  make it more difficult for us to satisfy our obligations with respect to our outstanding debt, including any repurchase obligations that may arise thereunder;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, restructuring, acquisitions or general corporate purposes, which could be exacerbated by further volatility in the credit markets;

  •
  require us to use a substantial portion of our cash flow from operations to pay interest on our outstanding debt which will reduce the funds available to us for operations and other purposes;

  •
  place us at a competitive disadvantage compared to our competitors that may have proportionally less debt;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  make us more vulnerable to economic downturns and adverse developments in our business; and

  •
  make us vulnerable to interest rate increases, as certain of our borrowings are at variable interest rates.

        Any of the above listed factors could materially and adversely affect our business, financial condition or results of operation.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

        Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The ABL Revolver credit agreement and the indentures governing our Senior Notes, Convertible Notes and 2014 Notes will restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face

        The terms of the ABL Revolver credit agreement and the indentures governing our Senior Notes, Convertible Notes and 2014 Notes will restrict the Company and its subsidiaries from incurring substantial additional indebtedness in the future, but will not completely prohibit us from doing so. At May 31, 2009, we have $59.4 million of undrawn availability under the ABL Revolver, after taking into account $16.0 million of letters of credit and borrowing base limitations. These restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no repurchases of the Company's common stock during the second quarter of fiscal 2009 as part of a publicly announced program or otherwise. Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. As of May 31, 2009, the approximate dollar value of shares that may yet be purchased under the program was $83,746,985.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  The annual meeting of the shareholders of the Company was held on April 22, 2009.

  (b)
  Election of the directors is set forth in (c) below.

  (c)
  The shareholders elected all of the Company's nominees for directors and ratified the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending November 29, 2009.

    (1)
    Election of Directors

	Shares For	Shares Withheld
Brian F. Carroll	79,925,743	4,504,199
James W. Johnston	83,929,074	500,868
Gary E. Morin	83,942,678	487,264
Dean Nelson	79,893,415	4,456,527
Paul J. Norris	79,960,274	4,469,668
Richard W. Roedel	83,863,382	566,560
Andrew J. Bellas	82,140,492	2,289,450
    (2)
    Ratification of Appointment of Independent Registered Public Accounting Firm

For	84,969,431
Against	193,618
Abstained	35,346

Item 5.    Other Information

        None

Item 6.    Exhibits

†3.1	Amendment to Amended and Restated Certificate of Incorporation of Sealy Corporation dated as of June 25, 2009.
4.1
Indenture, dated as of May 29, 2009, among Sealy Corporation, Sealy Mattress Company, the guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 2, 2009).
4.2
Subscription Rights Certificate for Sealy Corporation for 8% Senior Secured Third Lien Convertible Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 2, 2009).
*10.1
Second Amended and Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries, adopted May 26, 2009 (incorporated herein by reference to Appendix B to Sealy Corporation's Form DEF 14C (File No. 1-8738) filed June 6, 2009.
*†10.2	Form of Performance Restricted Stock Unit Award Agreement.
10.3
Credit Agreement, dated as of May 13, 2009, among Sealy Mattress Company, as Borrower, Sealy Mattress Corporation, as Holdings and a Guarantor, Sealy Corporation, as Parent, the Several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Bookrunner, GE Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, General Electric Capital Corporation, as Co-Collateral Agent, Citigroup Global Markets Inc. as Joint Lead Arranger and Joint Bookrunner, and Mizuho Corporate Bank, Ltd., as Syndication Agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2009).
31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
32	Certification pursuant to 18 U.S.C. Section 1350.

*
Management contract or compensation plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit hereto.

†
Filed herewith.

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

Date: June 30, 2009

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets May 31, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 30, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended May 31, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended June 1, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended May 31, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended June 1, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended June 1, 2008 (in thousands)
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