Form 10-Q
period 2009-08-30
SEALY CORP
filed 2009-09-29
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 30, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        The number of shares of the registrant's common stock outstanding as of September 23, 2009 is approximately: 92,324,987.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 30, 2009	August 31, 2008
Net sales	$349,573	$404,963
Cost of goods sold	203,508	240,843

Gross profit	146,065	164,120
Selling, general and administrative expenses	110,256	132,892
Amortization expense	842	981
Restructuring expenses and asset impairment	—	2,448
Royalty income, net of royalty expense	(4,216)	(4,422)

Income from operations	39,183	32,221
Interest expense	22,127	14,379
Loss on rights for convertible notes	1,820	—
Refinancing and extinguishment of debt and interest rate derivatives	39	—
Other income, net	(14)	(117)

Income before income taxes	15,211	17,959
Income tax provision	3,155	7,017

Net income	$12,056	$10,942

Earnings per common share—Basic	$0.13	$0.12

Earnings per common share—Diluted	$0.05	$0.12

Weighted average number of common shares outstanding:
Basic	91,884	91,269
Diluted	279,156	93,538

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	August 30, 2009	August 31, 2008
Net sales	$958,004	$1,172,267
Cost of goods sold	571,538	706,579

Gross profit	386,466	465,688
Selling, general and administrative expenses	302,533	365,536
Amortization expense	2,435	2,850
Restructuring expenses and asset impairment	1,448	2,907
Royalty income, net of royalty expense	(12,186)	(13,558)

Income from operations	92,236	107,953
Interest expense	56,551	45,124
Loss on rights for convertible notes	4,549	—
Refinancing and extinguishment of debt and interest rate derivatives	17,461	—
Gain on sale of subsidiary stock	(1,292)	—
Other income, net	(60)	(297)

Income before income taxes	15,027	63,126
Income tax provision	3,463	24,013

Net income	$11,564	$39,113

Earnings per common share—Basic	$0.13	$0.43

Earnings per common share—Diluted	$0.09	$0.42

Weighted average number of common shares outstanding:
Basic	91,836	91,044
Diluted	153,602	94,066

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	August 30, 2009	November 30, 2008
ASSETS
Current assets:
Cash and equivalents	$99,840	$26,596
Accounts receivable, less allowances for bad debts, cash discounts and returns	189,446	156,583
Inventories	57,619	64,634
Other current assets	23,726	30,969
Deferred income tax assets	18,724	16,775

Total current assets	389,355	295,557

Property, plant and equipment—at cost	440,003	449,308
Less accumulated depreciation	(220,656)	(218,560)

	219,347	230,748

Goodwill	360,817	357,149
Intangible assets, net	2,774	4,945
Deferred income tax assets	5,650	3,392
Other assets, including debt issuance costs, net	53,740	29,083

	422,981	394,569

Total assets	$1,031,683	$920,874

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$11,591	$21,243
Accounts payable	105,914	97,084
Accrued incentives and advertising	31,610	34,542
Accrued compensation	33,730	24,797
Accrued interest	14,843	16,432
Other accrued liabilities	45,178	44,363

Total current liabilities	242,866	238,461

Long-term obligations, net of current portion	837,836	762,162
Other liabilities	59,585	71,257
Deferred income tax liabilities	6,538	4,962
Common stock and options subject to redemption	—	8,856
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2009—600,000; 2008—200,000 Issued and outstanding: 2009—92,321; 2008—91,800 (including shares classified above as subject to redemption: 2009—0; 2008—282)	922	917
Additional paid-in capital	878,003	668,547
Accumulated deficit	(991,572)	(814,298)
Accumulated other comprehensive income, net	(2,495)	(19,990)

Total shareholders' deficit	(115,142)	(164,824)

Total liabilities and shareholders' deficit	$1,031,683	$920,874

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income
	Comprehensive Income			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 30, 2008		91,800	$917	$668,547	$(814,298)	$(19,990)	$(164,824)
Net income	11,564				11,564		11,564
Foreign currency translation adjustment	8,360					8,360	8,360
Adjustment to defined benefit plan liability, net of tax of $128	151					151	151
Change in fair value of cash flow hedges, net of tax of $286	(460)					(460)	(460)
Loss on termination of interest rate swaps, net of tax of $5,834	9,444					9,444	9,444
Share-based compensation:
Compensation associated with stock option grants				3,917			3,917
Directors' deferred stock compensation				320			320
Compensation associated with restricted stock awards				500			500
Compensation associated with restricted stock units				2,646			2,646
Exercise of stock options		59	—	26			26
Excess tax benefit on options exercised				(357)			(357)
Distribution of rights to purchase convertible notes					(188,838)		(188,838)
Settlement of rights to purchase Convertible Notes				193,388			193,388
Conversion of Convertible Notes		171	2	164			166
Adjustment of common stock and options subject to redemption			3	8,852			8,855

Balance at August 30, 2009	$29,059	92,030	$922	$878,003	$(991,572)	$(2,495)	$(115,142)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	August 30, 2009	August 31, 2008
Operating activities:
Net income	$11,564	$39,113
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,840	25,763
Deferred income taxes	(7,303)	1,847
Impairment charges	1,326	873
Amortization of deferred gain on sale-leaseback	(485)	—
Paid in kind interest on convertible notes	1,820	—
Amortization of discount on new senior secured notes	351	—
Amortization of debt issuance costs and other	2,925	1,761
Loss on rights for convertible notes	4,549	—
Share-based compensation	7,381	2,550
Excess tax benefits from share-based payment arrangements	—	(781)
Loss on sale of assets	383	348
Write-off of debt issuance costs related to debt extinguishments	2,113	—
Loss on termination of interest rate swap	15,232	—
Payment to terminate interest rate swaps	(15,232)	—
Gain on sale of subsidiary stock	(1,292)	—
Other, net	(2,458)	1,083
Changes in operating assets and liabilities:
Accounts receivable	(27,628)	(16,538)
Inventories	5,684	715
Other current assets	14,080	2,549
Other assets	(1,434)	3,049
Accounts payable	5,195	25,731
Accrued expenses	6,752	(26,824)
Other liabilities	(7,150)	3,539

Net cash provided by operating activities	40,213	64,778

Investing activities:
Purchase of property, plant and equipment	(8,669)	(21,102)
Proceeds from sale of property, plant and equipment	10,385	34
Net proceeds from sale of subsidiary stock	1,237	—
Investments in and loans to unconsolidated affiliate	(2,322)	—

Net cash provided by (used in) investing activities	631	(21,068)

Financing activities:
Cash dividends	—	(6,811)
Proceeds from issuance of long-term obligations	3,343	8,114
Repayments of long-term obligations	(15,668)	(23,821)
Repayment of senior term loans	(377,181)	—
Proceeds from issuance of new senior secured notes	335,916	—
Proceeds from issuance of related party notes	177,132	—
Repayment of related party notes	(83,284)	—
Proceeds from issuance of convertible notes, net	83,284	—
Borrowings under revolving credit facilities	140,904	277,658
Repayments under revolving credit facilities	(205,304)	(281,085)
Exercise of employee stock options, including related excess tax benefits	(330)	824
Debt issuance costs	(27,421)	—

Net cash provided by (used in) financing activities	31,391	(25,121)

Effect of exchange rate changes on cash	1,009	(2,497)

Increase in cash and equivalents	73,244	16,092
Cash and equivalents:
Beginning of period	26,596	14,607

End of period	$99,840	$30,699

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

        At August 30, 2009, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 50.9% of the issued and outstanding common stock of the Company.

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

        In accordance with Statement of Financial Accounting Standards ("FAS") No. 165, "Subsequent Events", we evaluated subsequent events through the date and time our condensed consolidated financial statements were issued on September 29, 2009.

Note 2: Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS 157, "Fair Value Measurements" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities that are measured at fair value within the financial statements as of December 1, 2008. See Note 11.

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

        In March 2008, the FASB issued FAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133", which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the provisions of this statement effective March 1, 2009. As a result of the adoption of this statement, the Company has expanded its disclosures regarding derivative instruments and hedging activities within Note 10.

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

        In December 2008, the FASB issued FSP 132(R)-1, "Employers Disclosures about Postretirement Benefit Plan Assets", which provides additional guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company's defined benefit pension plans.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Financial Disclosures about Fair Value of Financial Instruments", which amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009 and the Company adopted the provisions of this statement effective August 30, 2009. As a result of the adoption of this statement, the Company has expanded its disclosures regarding the fair value of financial instruments within Note 11.

        In May 2009, the FASB issued FAS 165, "Subsequent Events", which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this statement effective August 30, 2009 and have evaluated subsequent events occurring after that date under the guidance provided by this pronouncement.

        In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140", which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is still assessing the potential impact of adoption.

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

        In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162", which replaced FAS 162 and established the FASB Accounting Standards Codification (the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

"Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC are also considered sources of authoritative GAAP for SEC registrants. This statement becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will adopt this statement beginning in the fourth quarter of fiscal 2009.

        In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value", which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of FAS 157. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt this statement beginning in the fourth quarter of fiscal 2009.

Note 3: Change in Estimate

        During the second quarter of fiscal 2008, the Company completed an analysis of its returns claims experience based on historical return trends for the Company's U.S. business, which is a component of the Americas segment, using newly available information as a result of a new and improved product return process that allows it to better track and match claims received to the sales for which those claims were initially recorded. This analysis was applied to both its warrantable and other product returns. The effect of this change in estimate for warranty claims was to reduce other accrued liabilities and cost of sales by approximately $4.5 million. The change in estimate for other product returns reduced other accounts receivable balances by approximately $3.7 million, with a corresponding increase in net sales. For both the three and nine month periods ended August 31, 2008, the change in estimate increased operating income by $8.2 million and net income by $5.1 million. This change in estimate also increased net income per basic and diluted share by $0.06 and $0.05, respectively, for the three and nine months ended August 31, 2008.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

Modification of Awards

        During the third quarter of fiscal 2009, the Company undertook a modification to the terms of its outstanding share-based compensation awards to give effect to the dilution caused by the issuance of the rights for the Convertible Notes. For outstanding stock option awards granted under the 1998 Plan, the number of awards was increased by 32.7696% and the strike price of the awards was reduced by 24.6815%. For awards granted under the 2004 Plan, the number of awards outstanding was not adjusted, but the strike price of the outstanding awards was reduced by 24.6815%. The increase to the number of outstanding awards has been treated as an additional grant of stock options under the 1998 Plan as disclosed below.

        The Company also modified the terms of its restricted share unit (RSU) awards by increasing the number of awards by 32.7696%. This resulted in an additional 112,856 awards being granted in the third quarter of fiscal 2009. However, since the Company's restricted shares outstanding as of the modification date participated in the rights offering, there was no modification of these awards.

        The number of units outstanding under the Sealy Corporation Directors' Deferred Compensation Plan was also increased by 32.7696% as part of this modification, resulting in an additional 62,953 awards being granted in the third quarter of fiscal 2009 at a grant date fair value of $2.00 per unit.

        In connection with the modification of its outstanding share-based compensation awards, the Company will recognize additional compensation expense of $2.1 million, which will be recorded as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Of this amount, $1.6 million was recognized in the three and nine months ended August 30, 2009 which primarily represents the additional compensation cost related to awards that were vested at the date of the modification. Unrecognized compensation cost related to this modification as of August 30, 2009 is $0.5 million and will be recognized over the remaining vesting period of the awards.

Three Months Ended August 30, 2009
Expected volatility	60%
Expected dividend yield	0.00%
Expected term (in years)	0.00-7.47
Risk-free rate	0.52%-3.46%

Stock Option Awards

        During the three months ended August 30, 2009, the Company granted 620,472 new options to purchase shares of common stock due to the modification to outstanding options discussed above. During the nine months ended August 30, 2009, the Company granted options to purchase 58,487 shares of common stock, in addition to those granted through the modification, to newly hired and promoted employees and recognized compensation expense related to these options of an insignificant amount during the nine months ended August 30, 2009. During the three and nine months ended August 31, 2008, the Company granted new options to purchase 307,750 and 1,660,205 shares of common stock and recognized compensation expense associated with these grants of approximately

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

$0.1 million and $0.3 million during the three and nine months ended August 31, 2008. The options granted during the third quarter of fiscal 2008 had a weighted average grant-date fair value of $3.09 per option.

        The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Three Months Ended August 31, 2008
Expected volatility	40%
Expected dividend yield	0.00%
Expected term (in years)	5.71-6.31
Risk-free rate	3.48%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on its own shares weighted with a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is assumed to be zero based on restrictions to pay a dividend under the provisions of the Company's debt agreements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is based on an analysis of the early exercise behavior of employees.

        A summary of option activity under the 1998 Plan for the nine months ended August 30, 2009, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 30, 2008	1,935,478	$1.50
Granted	620,472	1.12
Exercised	(57,284)	0.37
Forfeited	(18,104)	2.68

Outstanding August 30, 2009 (all fully vested and exercisable)	2,480,562	$1.13
Weighted average remaining contractual term	4.8 years
Aggregate intrinsic value of in-the-money options at August 30, 2009 (in thousands)	$2,124

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        A summary of option activity under the 2004 Plan for the nine months ended August 30, 2009, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 30, 2008	9,948,520	$6.96
Granted	58,487	$0.89
Forfeited	(412,254)	$5.39

Outstanding August 30, 2009	9,594,753	$5.20
Weighted average remaining contractual term	5.7 years
Aggregate intrinsic value of in-the-money options (in thousands)	$484
Exercisable at August 30, 2009	5,513,758
Weighted average remaining contractual term	5.5 years
Aggregate intrinsic value of in-the-money options (in thousands)	$88

        As of August 30, 2009, the Company had approximately $4.9 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 4.4 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of August 30, 2009, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. Further, the Company has not recognized compensation cost in the current period for certain options to purchase 674,532 shares of common stock that do not vest unless the performance targets are achieved. Total unrecognized compensation cost related to these options is $1.3 million.

        During the three and nine months ended August 31, 2008, the Company recognized expense of an insignificant amount and $0.2 million, respectively, resulting from the accretion of an obligation to certain executives of the Company for their right to sell to the Company, upon their retirement, vested shares of the Company's common stock. These rights to sell the vested shares have expired and the related liability was reclassified to common stock and options subject to redemption and additional paid-in capital in fiscal 2008. In the second quarter of fiscal 2009, due to the expiration of the ability of share and option holders to redeem the outstanding shares or options following the death or disability of the share or option holder, the amounts recorded as common stock and options subject to redemption were reclassified to additional paid-in capital. See Note 22.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

Restricted Shares and Share Unit Awards

        The Company has outstanding 291,971 restricted shares that are considered to be non-vested shares under the provisions of FAS 123(R), and have the same rights as the Company's outstanding common shares except that they cannot be sold by the holder until the end of the vesting period. As of August 30, 2009, the remaining unrecognized compensation cost related to restricted stock awards was $1.3 million which is expected to be recognized over the remaining vesting period of 1.9 years. As of August 30, 2009, none of the outstanding restricted stock awards have vested.

        During the three and nine months ended August 30, 2009, the Company approved grants of 16,251,433 and 16,595,833 restricted share units (RSUs), respectively. The RSUs granted in the third quarter of fiscal 2009 have a weighted average grant date fair value of $2.00 based on the closing price of the Company's common stock as of the grant date. The RSUs granted during the third quarter of fiscal 2009 vest based on the passage of time and do not contain performance requirements. The RSU award amount accretes in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited. The grants discussed above give effect to this accretion. The Company also has outstanding 344,400 RSUs which vest based on the attainment of certain performance targets that are tied to the Company's earnings performance. If these performance targets are not met, then the RSUs will not vest. As of August 30, 2009, the remaining unrecognized compensation cost related to these outstanding RSUs was $25.1 million which will be recognized based on the Company's forecasted attainment of the performance targets or over time depending upon the vesting criteria of the award. As of August 30, 2009, it is the Company's expectation that the performance targets for RSUs with performance targets will be met.

        In connection with the modification of share-based compensation awards discussed above, the RSUs outstanding as of June 12, 2009, which were all performance-based awards, were modified to increase the number of awards by 32.7696%. This resulted in an additional 112,856 awards being granted and additional compensation cost of $0.2 million which will be recognized based on the forecasted attainment of the performance targets over time. The additional awards granted as part of this modification are included as RSUs granted as disclosed below. As the restricted shares outstanding participated in the rights offering, there was no modification of these awards.

        A summary of restricted share unit award activity for the nine months ended August 30, 2009, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 30, 2008	—	$0.00
Granted	16,595,833	1.98

Outstanding August 30, 2009	16,595,833	$1.98
Weighted average remaining vesting period	3.4 years

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

Share-based Compensation Expense

        A summary of share-based compensation expense for each of the types of awards discussed above as recorded in the Condensed Consolidated Statements of Operations is as follows (in thousands):

	Three months ended		Nine months ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
Stock option awards	$819	$554	$2,465	$1,563
Restricted shares	167	56	500	56
Restricted share units	2,575	—	2,617	—
Directors' deferred stock compensation	10	94	205	54
Adjustment to options and shares subject to redemption	—	(151)	—	164
Modifications of share-based awards	1,594	—	1,594	713

Total share-based compensation	$5,165	$553	$7,381	$2,550

Note 5: Inventories

        The major components of inventories were as follows (in thousands):

	August 30, 2009	November 30, 2008
Raw materials	$29,313	$27,335
Work in process	19,350	29,140
Finished goods	8,956	8,159

	$57,619	$64,634

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

(unaudited)

Note 6: Warranty Costs (Continued)

performed, the Company changed its estimate of accrued warranty obligations. This resulted in a reduction of accrued warranty obligations and cost of sales of approximately $4.5 million. The change in the Company's accrued warranty obligations for each of the nine months ended August 30, 2009 and August 31, 2008 was as follows (in thousands):

	August 30, 2009	August 31, 2008
Accrued warranty obligations at beginning of period	$16,487	$15,964
Warranty claims	(13,379)	(14,611)
Warranty provisions	13,354	18,147
Change in estimate	—	(4,484)

Accrued warranty obligations at end of period	$16,462	$15,016

        As of August 30, 2009 and November 30, 2008, $10.5 million and $9.9 million is included as a component of other accrued liabilities and $5.9 million and $6.6 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $4.4 million and $4.2 million for the nine months ended August 30, 2009 and the nine months ended August 30, 2008, respectively.

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

        The changes in the carrying amount of goodwill which relates entirely to the Americas segment for the nine months ended August 30, 2009 are as follows (in thousands):

Total
Balance as of November 30, 2008	$357,149
Increase due to foreign currency translation	3,668

Balance as of August 30, 2009	$360,817

        Total other intangibles of $2.8 million (net of accumulated amortization of $17.3 million) as of August 30, 2009 consist primarily of licenses, which are amortized using a straight-line method over

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Goodwill and Other Intangible Assets (Continued)

periods ranging from 5 to 15 years. During the three and nine months ended August 30, 2009 and August 31, 2008, the Company recognized amortization expense associated with intangibles of $0.8 million and $2.4 million, respectively for fiscal 2009 and $1.0 million and $2.8 million, respectively for fiscal 2008. The Company expects to recognize amortization expense relating to these intangibles of $0.8 million for the remainder of 2009, $0.5 million in 2010, $0.3 million in 2011, $0.3 million in 2012, $0.3 million in 2013 and $0.7 million thereafter.

Note 8: Debt Issuance Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. In connection with the refinancing of the Company's senior secured credit facilities in May 2009, the Company recorded fees in the amount of $27.4 million which were deferred and will be amortized over the life of the new agreements. As of August 30, 2009, an insignificant amount of these fees had not yet been paid and were recorded as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Since the old senior secured term loans are considered terminated, under the provisions of FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the remaining unamortized debt issuance costs of $2.1 million were expensed and recognized as a component of debt extinguishment and refinancing expenses in the Condensed Consolidated Statements of Operations. The remaining unamortized debt issuance costs associated with the old senior revolving credit facility will continue to be amortized over the life of the Company's new asset-based revolving credit facility in accordance with the provisions of EITF 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements".

Note 9: Long-Term Obligations

        Long-term obligations as of August 30, 2009 and November 30, 2008 consisted of the following:

	August 30, 2009	November 30, 2008
	(in thousands)
Asset-based revolving credit facility	$—	$—
Old senior revolving credit facility	—	64,400
New senior secured notes	336,267	—
Convertible notes, including paid in kind interest	178,780	—
Old senior secured term loans	—	377,181
Senior subordinated notes	273,945	273,945
Financing obligations	41,595	42,348
Other	18,840	25,531

	849,427	783,405
Less current portion	(11,591)	(21,243)

	$837,836	$762,162

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

Debt Refinancing

        On May 13, 2009, the Company announced a comprehensive plan to refinance its existing senior secured credit facilities and replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants (the "Refinancing"). Through the Refinancing, the Company has: 1) entered into a new asset-based revolving credit facility (the "ABL Revolver") which provides commitments of up to $100.0 million maturing in May 2013; 2) issued $350.0 million in aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"); and 3) issued $177.1 million in aggregate principal amount of senior secured convertible paid in kind ("PIK") notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes").

        The Convertible Notes were issued pursuant to a rights offering issued to all existing shareholders of the Company's common stock which expired on July 2, 2009. The Company issued the related $177.1 million of Convertible Notes on July 10, 2009. Approximately $93.8 million of the Convertible Notes were issued through a forward purchase agreement with a related party, Sealy Holding LLC (the "Purchaser") an affiliate of KKR. The forward purchase agreement required the exercise of the rights assigned to the Purchaser as well as an oversubscription for those rights that were not exercised by other common shareholders.

        The proceeds from the Refinancing were used to repay all of the outstanding amounts due under the Company's previously existing senior secured credit facilities, which consisted of a $125 million senior revolving credit facility and senior secured term loans, and to increase cash for general operating purposes.

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. Borrowings under the ABL Revolver bear interest at the Company's choice of either 1) a base rate (determined by reference to the higher of i) the prime rate; ii) the federal funds effective rate plus one-half of one percent; or iii) the three month LIBOR rate for U.S. dollar deposits) plus 1% plus an applicable margin of 3.00% or 2) a three month LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%. The ABL Revolver also requires the Company to pay a commitment fee for the unused portion. As of August 30, 2009, there were no amounts outstanding under the ABL Revolver. At August 30, 2009, the Company had approximately $70.9 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.0 million.

        The obligations under the Company's ABL Revolver are guaranteed by the Company and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and its current and future domestic subsidiaries through a first-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing, and a second-priority security interest in substantially all of the material real property,

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

equipment, Intellectual Property, equity interests and equipment and all other assets of the Company and its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis.

        The ABL Revolver imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The agreement also requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of August 30, 2009, the Company is not in a minimum availability period under the ABL Revolver.

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

Senior Secured Notes

        On May 29, 2009, the Company issued $350.0 million aggregate principal amount of Senior Notes maturing April 2016 bearing interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For the three and nine months ended August 30, 2009, the Company recognized additional interest expense of $0.4 million related to the accretion of the OID. The Senior Notes rank equally in right of payment with all of the Company's existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and the Convertible Notes and senior in right of payment to any existing and future subordinated indebtedness, including the existing 8.25% Senior Subordinated Notes due 2014 ("2014 Notes"). The obligations under the Senior Notes are guaranteed by the Company and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and the assets of its current and future domestic subsidiaries through a first-priority security interest in substantially all of the Company's material real property and equipment and all other assets of its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis, and a second-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing.

        The Senior Notes are governed by an indenture which calls for the Company to offer to repurchase the notes at a price equal to 101% of the outstanding principal amount in the event of a change in control as defined in the indenture. After April 15, 2012, the Senior Notes are subject to redemption by the Company at 30 to 60 days' notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon, to the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

applicable redemption date, if redeemed during the twelve month period beginning on April 15 of each of the years indicated below:

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

Convertible PIK Notes and Related Rights

        On May 13, 2009, the Company announced a rights offering pursuant to which rights to subscribe for Convertible Notes were issued at no charge to all holders of the Company's common stock at the close of business on May 26, 2009 at a rate of one right per share of common stock. Each 13 rights entitled its holder to purchase a Convertible Note at a subscription price of $25.00 and each Convertible Note will initially be convertible into 25 shares of common stock. The rights offering expired on July 2, 2009 and the related Convertible Notes were issued on July 10, 2009.

        The issuance of the rights to purchase the Convertible Notes was considered a non-monetary distribution of $188.8 million in the second quarter of fiscal 2009. Further, the rights are considered to be representative of the substantial premium at which the related Convertible Notes were issued which is presumed to represent additional paid-in capital. The distribution was recorded at its fair value based on the initial trading value of the rights on the active market on which they trade. See Note 11. The rights are considered to constitute written options which are accounted for as derivative instruments under the provisions of FAS 133 and must be adjusted, prior to exercise or expiration, to fair value through earnings. See Note 10.

        On May 15, 2009, the Company entered into a forward purchase agreement (the "Forward Contract") with the Purchaser in connection with the distribution of the subscription rights discussed above. The Forward Contract required the Purchaser to purchase up to $177.1 million aggregate principal amount of Convertible Notes which represents the maximum number of Convertible Notes that the Purchaser may be obligated to purchase. The Forward Contract was settled upon the expiration of the rights offering. Upon settlement, the Company delivered to the Purchaser the Convertible Notes that were not subscribed for by the Company's shareholders (other than the Purchaser) and cash in an amount equal to the purchase price of the Convertible Notes that were subscribed to by the Company's shareholders (other than the Purchaser) along with accrued interest. In consideration of the Forward Contract, the Purchaser posted cash of $177.1 million on May 29, 2009 which bore interest during the rights offering period at the rate of LIBOR plus 3.00%. On July 10,

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

2009, the forward contract was settled resulting in a repayment to the Purchaser of $84.0 million which represented $83.3 million related to rights exercised by shareholders other than the Purchaser and an interest payment of $0.7 million. Under the terms of the Forward Contract, the Company paid the Purchaser a forward contract payment of $1.0 million which was recorded as a component of debt issuance costs, net, and other assets in the Condensed Consolidated Balance Sheet as of August 30, 2009 and is being amortized as a component of interest expense within the Condensed Consolidated Statements of Operations.

        Due to the agreement by the Purchaser to exercise all of the rights distributed to it under the terms of the Forward Contract, the associated rights have been considered to be exercised at issuance and the fair value of these rights were immediately recorded as a component of additional paid-in capital. The rights issued to the Company's other shareholders remained outstanding through the rights period and were adjusted to their fair value (See Note 11) until the issuance of the Convertible Notes on July 10, 2009, at which time they were then recorded as a component of additional paid-in capital within the Condensed Consolidated Balance Sheets.

        The $177.1 million of Convertible Notes mature in July 2016 and bear interest at 8.00% per annum payable semi-annually in arrears on January 15 and July 15. The Company does not pay interest in cash related to the Convertible Notes, but instead increases the amount of the Convertible Notes by an amount equal to the interest payable for the interest period ending immediately prior. The amount of interest payable for each interest period is calculated on the basis of the accreted principal amount as of the first day of such interest period. The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $1.00 per share.

        During the three and nine months ended August 30, 2009, $0.2 million of Convertible Notes were converted into shares resulting in the issuance of 171,325 shares at the conversion price of $1.00 per share.

        The Convertible Notes rank equally in right of payment with all of the Company's existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and the Senior Notes, and senior in right of payment to any existing and future subordinated indebtedness, including the existing 2014 Notes. The Convertible Notes are also secured by a third-priority lien on all of the collateral securing the ABL Revolver and the Senior Notes which liens will be effectively junior to the senior priority liens securing the Senior Notes and the ABL Revolver.

        The Company will account for the PIK interest on the Convertible Notes in accordance with the provisions of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". This may require an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. The resulting discount will be shown as a reduction of the balance of the Convertible Notes which will be accreted to the par value through interest expense over the term of the Convertible Notes.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

        The indentures and agreements governing our ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. At August 30, 2009, the Company was in compliance with the covenants contained within the related note indentures and agreements.

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

        On June 15, 2007, the Company entered into an interest rate swap agreement effective December 3, 2007 fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the old senior secured term loan through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010. The Company formally designated this swap agreement as a cash flow hedge as it was expected to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The Company selected the Eurodollar rate on the hedged portion of the old senior secured term loan during the term of the swap.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        In connection with the Refinancing (Note 9), the Company paid $15.2 million to terminate the above interest rate swaps. As the future variable interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the nine months ended August 30, 2009 in accordance with the provisions of FAS 133.

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

        As of August 30, 2009, the total notional amount of the Company's interest rate swap agreements was $12.4 million which relates to agreements that have not been designated as hedging instruments. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows related to forecasted interest payments through interest rate swap agreements is through May 2019.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials and royalty payments made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. As with its interest rate swap instruments, the Company designates certain of these forward contract hedges as hedging instruments and enters into some forward contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 11, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations follow:

        At August 30, 2009, the Company had two forward foreign currency contracts outstanding to purchase a total of 0.9 million Euros with expiration dates ranging from September 30, 2009 through December 31, 2009. These hedges were entered into to protect against the fluctuation in the Euro denominated royalty payments related to a third party license held by the Company. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in these royalty payments related to changes in the foreign currency exchange rates.

        At August 30, 2009, the Company had three forward foreign currency contracts and three foreign currency option contracts to sell a total of 10.2 million Canadian dollars and receive US dollars at specified exchange rates with expiration dates ranging from September 15, 2009 through November 15, 2009. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's US dollar denominated purchases of raw materials. The Company has formally designated these contracts

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials related to changes in the foreign currency exchange rates.

        The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At August 30, 2009 and November 30, 2008, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through December 31, 2009. Over the next 12 months, the Company expects to reclassify $0.3 million of deferred gains from accumulated other comprehensive income to selling, general and administrative expense as related forecasted foreign currency payments are made.

        For the three and nine months ended August 30, 2009, recognized foreign currency transaction losses were $(2.4 million) and $(3.2 million), respectively, compared with (losses) gains of $(0.1 million) and $0.6 million for the three and nine months ended August 31, 2008.

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

Rights to Purchase Convertible Notes

        During the second quarter of fiscal 2009, the Company issued rights to holders of its common stock at close of business on May 26, 2009. As described in Note 9, these rights entitled holders to purchase the Company's Convertible Notes issued in connection with the Refinancing and expired on July 2, 2009. These rights were considered to be written options and therefore were treated as derivatives under the provisions of FAS 133 which requires that they be adjusted, after issuance, to fair value through earnings. Based on the terms of the forward purchase agreement with the Purchaser, the rights related to the Purchaser's approximate 50.6% ownership, as of the date of issuance, are considered to be exercised as of the date of the issuance of the right. The fair value of the rights attributable to the Purchaser, which was $95.6 million at May 27, 2009, was recorded as additional paid-in capital upon issuance. The rights issued to other shareholders remained outstanding through the issuance of the Convertible Notes on July 10, 2009, and were adjusted to their market value through that date. The Company recognized losses on these rights of $1.8 million and $4.5 million for the three and nine months ended August 30, 2009, respectively. At the expiration of the rights, the fair value of the rights issued to other shareholders of $97.8 million was recorded as additional paid-in capital.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        At August 30, 2009 and November 30, 2008, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	August 30, 2009		August 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	Other current assets	$252	Other current liabilities	$—

Total derivatives designated as hedging instruments under FAS 133		252		—
Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Other noncurrent assets	723	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments under FAS 133		723		—
Total derivatives		$975		$—

	Asset Derivatives		Liability Derivatives
	November 30, 2008		November 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	Accrued interest receivable	$—	Accrued interest payable	$1,624
Interest rate contracts	Other current assets	—	Other current liabilities	6,285
Interest rate contracts	Other noncurrent assets	—	Other noncurrent liabilities	8,055

Total derivatives designated as hedging instruments under FAS 133		—		15,964

Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Other noncurrent assets	388	Other noncurrent liabilities	—
Foreign exchange contracts	Other noncurrent assets	—	Other noncurrent liabilities	21

Total derivatives not designated as hedging instruments under FAS 133		388		21

Total derivatives		$388		$15,985

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended August 30, 2009, was as follows (in thousands):

Three Months Ended August 30, 2009
Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	70	Selling, general and administrative expenses	56	Selling, general and administrative expenses	—

Total	$70		$56		$—

Nine Months Ended August 30, 2009
Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate contracts	(3,864)	Interest income (expense)	(5,266)	Interest income (expense)	—
Interest rate contracts	—	Refinancing expense	—	Refinancing expense	(15,232)
Foreign exchange contracts	259	Selling, general and administrative expenses	164	Selling, general and administrative expenses	—

Total	$(3,605)		$(5,102)		$(15,232)

Three Months Ended August 30, 2009
Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Interest rate contracts	Interest income (expense)	$227
Rights to purchase convertible notes	Loss on rights for convertible notes	(1,820)

Total		$(1,593)

Nine Months Ended August 30, 2009
Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Interest rate contracts	Interest income (expense)	$335
Rights to purchase convertible notes	Loss on rights for convertible notes	(4,549)

Total		$(4,214)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        At August 30, 2009 there were no outstanding interest rate swaps qualifying for hedge accounting treatment due to the termination of these swaps and the repayment of the related variable-rate debt in connection with the Refinancing (Note 9). At November 30, 2008, accumulated other comprehensive income associated with interest rate swaps qualifying for hedge accounting treatment was $(8.9 million), net of income tax effects. At August 30, 2009 and November 30, 2008, accumulated other comprehensive income associated with foreign currency forwards qualifying for hedge accounting treatment was $0.1 million, net of income tax effects.

Note 11: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period under the provisions of FAS 157, the Company uses an income approach to value the assets and liabilities for outstanding interest rate swap and foreign currency forward derivative contracts discussed in Note 10 above. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties or the Company, as applicable, and have recorded a credit valuation adjustment of an insignificant amount at August 30, 2009. The fair value of the Company's rights for convertible notes during the period they were outstanding was determined based on the closing price reported on the active market on which the related rights trade. As noted in Note 2 above, the Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first three quarters of fiscal 2009. The following table provides a summary of the fair values of assets and liabilities as determined under FAS 157 (in thousands):

		Fair Value Measurements at August 30, 2009 Using
	August 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate and foreign exchange derivatives	$975	$—	$975	$—

		Fair Value Measurements at November 30, 2008 Using
	November 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate and foreign exchange derivatives	$(15,597)	$—	$(15,597)	$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Fair Value of Financial Instruments (Continued)

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt, based on quoted market prices, at August 30, 2009 were as follows (in thousands):

Senior Notes	$374,938
Convertible Notes	502,372
Senior Subordinated Notes	241,414

Note 12: Debt Extinguishment and Refinancing Expense

        Debt extinguishment and refinancing expenses for the nine months ended August 30, 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs associated with the old senior term loans as well as $15.2 million of cash charges associated with the termination of the interest rate swap agreements that were associated with the old senior credit facility. See Note 9.

Note 13: Other Income, Net

        Other income, net, includes interest income for the three and nine months ended August 30, 2009 and August 31, 2008 of an insignificant amount and $0.1 million, for fiscal 2009 and $0.1 million and $0.3 million, respectively, for fiscal 2008.

Note 14: Conditional Asset Retirement Obligations

        Under the provisions of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), the Company recorded additional property, plant and equipment and other noncurrent liabilities of $0.1 million and $0.3 million in the nine months ended August 30, 2009 and August 31, 2008, respectively. These amounts resulted from obligations of new facility leases that require the Company to return the property to the same or similar condition at the end of the lease as existed when the Company began using the facility. Also during the third quarter of fiscal 2008, the Company reversed the unused portion of the asset retirement obligation related to a leased facility that was exited. This resulted in the recognition of a reduction of $0.1 million in selling, general and administrative expenses for the three and nine months ended August 31, 2008.

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

Note 16: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S., Canada and France for the three and nine months ended August 30, 2009 and August 31, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
	(in thousands)		(in thousands)
Service cost	$191	$272	$574	$816
Interest cost	359	339	1,076	1,018
Expected return on plan assets	(237)	(335)	(712)	(1,004)
Curtailment loss	—	213	—	213
Amortization of unrecognized gains and losses	91	39	274	118
Amortization of unrecognized transition asset	—	(22)	—	(66)
Amortization of unrecognized prior service cost	64	69	192	208

Net periodic pension cost*	$468	$575	$1,404	$1,303

Cash contributions	$285	$501	$570	$1,447

*
Net periodic pension cost recognized for the three and nine months ended August 30, 2009 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2009. Similarly, net periodic pension cost for the three and nine months ended August 31, 2008 is based upon preliminary estimates. The curtailment loss included in the fiscal 2008 expense above relates to the closure of our Clarion, Pennsylvania manufacturing facility. See Note 24.

The Company expects to make additional cash contributions to the plans of approximately $0.3 million during the remainder of fiscal 2009.

Note 17: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, non-deductible mark to market adjustments for derivatives associated with the Convertible Notes subscription rights, certain foreign tax

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 17: Income Taxes (Continued)

rate differentials and state and local income taxes. The effective tax rate for the three and nine months ended August 30, 2009 was approximately 20.7% and 23.0%, respectively, compared to approximately 39.1% and 38.0%, respectively, for the three and nine months ended August 31, 2008. The effective rate for the three and nine months ended August 30, 2009 was lower than the rate for the three and nine months ended August 31, 2008 primarily due to the reversal of $10.2 million of the liability for uncertain tax positions and related interest (net) and penalties due to the expiration of statutes of limitations, offset by lower pre-tax income in fiscal 2009.

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

        The Condensed Consolidated Balance Sheet as of August 30, 2009 includes accrued interest of $3.4 million and penalties of $3.6 million due to unrecognized tax benefits. As of November 30, 2008, the Company had recorded accrued interest of $5.3 million and penalties of $3.4 million due to unrecognized tax benefits. Additional interest and penalities, recorded as a component of income tax expense during the three and nine months ended August 30, 2009 and August 31, 2008, were as follows:

	Three Months Ended		Nine Months Ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
	(in thousands)		(in thousands)
Additional interest, net	(2,657)	579	(1,705)	1,709
Additional penalties	226	59	226	374

        The Company expects the liability for uncertain tax positions to decrease by approximately $2.6 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2006 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

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

(unaudited)

Note 17: Income Taxes (Continued)

August 30, 2009. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 18: Comprehensive Income

        Comprehensive income for the three and nine months ended August 30, 2009 and August 31, 2008 was $12.2 million and $29.1 million, respectively, for fiscal 2009 and $3.6 million and $35.4 million, respectively, for fiscal 2008. The increase in comprehensive income for the three months ended August 30, 2009 compared to the three months ended August 31, 2008, has been driven by the change in the foreign currency translation adjustment and an increase in net income. The decrease in comprehensive income for the nine months August 30, 2009 as compared to the nine months ended August 31, 2008 has been primarily driven by the decrease in net income as compared to the prior period which has been partially offset by the change in the fair value and termination of the previously existing interest rate swaps and the increase in the foreign currency translation adjustment.

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of August 30, 2009 for $2.3 million ($3.6 million prior to discounting at 4.75%) associated with this remediation project.

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

  Commitments

        On December 1, 2008, the Company completed a sale-leaseback transaction of its South Gate, California facility, including the land, building and improvements affixed to the properties. The facility is being leased back over a seven year term and is classified as an operating lease. The net proceeds from the sale were $8.4 million and were reinvested in the business. The sale of this facility resulted in a gain of approximately $4.9 million. This gain has been deferred and is being amortized over the lease term. During the three and nine months ended August 30, 2009, the Company has recognized $0.2 million and $0.5 million of this gain, respectively. The remaining deferred gain was $4.4 million at August 30, 2009. Amounts recorded as a component of other accrued liabilities and other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheets as of August 30, 2009 are $0.6 million and $3.7 million, respectively. The future minimum payments associated with this lease for the next five years, from the date of the sale, are as follows (in thousands):

Fiscal Year
2009	$630
2010	861
2011	883
2012	905
2013	927
Thereafter	1,925

$6,131

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three and nine

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Commitments and Contingencies (Continued)

months ended August 30, 2009, severance costs of $0.1 million and $1.3 million, respectively, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended August 31, 2008, severance costs of an insignificant amount and $4.2 million, respectively, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. The charges recognized for the nine months ended August 31, 2008 are inclusive of the $0.7 million of compensation cost that was recognized in connection with a modification of the terms of certain stock options in connection with the resignation of certain employees. Severance benefits of $1.7 million and $3.2 million have been accrued as of August 30, 2009 and November 30, 2008, respectively. Of this amount, $1.7 million and $2.2 million is included as a component of accrued liabilities and none and $1.0 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet as of August 30, 2009 and November 30, 2008, respectively.

Note 20: Related Party Transactions

        During the three and nine months ended August 30, 2009, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.7 million and $2.3 million, respectively. As of August 30, 2009, $1.3 million of this amount was accrued as a component of other accrued liabilities and accounts payable in the accompanying Condensed Consolidated Balance Sheets. The Company was also billed $0.3 million for executive search costs incurred by KKR on the Company's behalf for the three and nine months ended August 30, 2009. During the third quarter of fiscal 2009, we entered into a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. We have received lease income on this property of an insignificant amount during the third quarter of fiscal 2009.

        During the nine months ended August 30, 2008, the Company was billed for premiums of $0.2 million and for excess directors and officers liability insurance and excess liability insurance to KKR. During the three and nine months ended August 31, 2008, the Company incurred costs of $0.1 million for consulting services provided by Capstone Consulting LLC. Additionally during the three and nine months ended August 31, 2008, the Company was billed for $0.5 million of CEO search costs performed by KKR. As of August 31, 2008, the $0.1 million of consulting services and $0.5 million of CEO search costs were accrued as a component of other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

        In connection with the Refinancing (Note 9), the Company entered into an agreement with Sealy Holding, LLC, a company which is owned by KKR, whereby the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that were not exercised by other common shareholders. Until the conclusion of the rights offering period, the $177.1 million bore interest at a rate of LIBOR plus 3.0%. At the expiration of the rights offering period, the Company repaid the Purchaser $83.3 million which represented the proceeds obtained from the subscription to the Convertible Notes by other shareholders. Convertible Notes were issued to the Purchaser in an aggregate amount of $93.8 million. Interest paid to the Purchaser on the $177.1 million related party loan outstanding during the rights period was $0.7 million. As consideration for the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Related Party Transactions (Continued)

forward purchase, the Company paid the Purchaser $1.0 million which has been deferred as debt issuance costs which will be amortized as a component of interest expense.

        KKR Financial LLC, an affiliate of KKR, also participated in the Senior Notes that were issued in connection with the Refinancing. As part of the offering, KKR Financial LLC purchased $53.0 million principal amount of the outstanding Senior Notes. Interest expense of $1.5 million has been recorded related to KKR Financial LLC's portion of the outstanding Senior Notes and remains accrued at August 30, 2009.

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

        Sales by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
Americas:
United States	$256,755	$296,105	$713,988	$836,073
Canada	45,201	49,438	108,982	138,697
Other International	19,763	27,688	58,752	81,830

Total Americas	321,719	373,231	881,722	1,056,600
Europe	27,854	31,732	76,282	115,667

Total	$349,573	$404,963	$958,004	$1,172,267

Total International	$92,818	$108,858	$244,016	$336,194

        There were no sales from Europe to the Americas for the three and nine months ended August 30, 2009. Sales from Europe to the Americas for the three and nine months ended August 30, 2008 were $0.0 million and $3.6 million, respectively. Long lived assets (principally property, plant and

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Segment Information (Continued)

equipment) outside the United States were $67.7 million and $60.8 million as of August 30, 2009 and November 30, 2008, respectively.

	Three Months Ended		Nine Months Ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
	(in thousands)		(in thousands)
Net sales to external customers:
Americas	$321,719	$373,231	$881,722	$1,056,600
Europe	27,854	31,732	76,282	115,667

	349,573	404,963	958,004	1,172,267

Capital expenditures:
Americas	4,055	7,142	8,392	19,720
Europe	87	94	277	1,382

	4,142	7,236	8,669	21,102

EBITDA:
Americas	45,210	44,893	99,771	134,110
Europe	230	(3,775)	(4,285)	(352)
Inter-segment eliminations	—	(137)	(68)	254

	45,440	40,981	95,418	134,012

Reconciliation of EBITDA to net income:
EBITDA from segments*	45,440	40,981	95,418	134,012
Interest	22,127	14,379	56,551	45,124
Income taxes	3,155	7,017	3,463	24,013
Depreciation and amortization	8,102	8,643	23,840	25,763

Net Income	$12,056	$10,942	$11,564	$39,112

*
Americas EBITDA for the three and nine months ended August 30, 2009 included charges related to the loss on rights for convertible notes of $1.8 million and 4.5 milllion, respectively. Further, the three and nine months ended August 30, 2009 included charges related to the Refinancing and extinguishment of debt and interest rate derivatives of an insignificant amount and $17.5 million, respectively.

	August 30, 2009	November 30, 2008
	(in thousands)
Total assets:
Americas	$961,141	$852,644
Europe	72,095	69,784
Intersegment eliminations	(1,553)	(1,554)

	$1,031,683	$920,874

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 22: Common Stock and Options Subject to Redemption

        In connection with its adoption of FAS 123(R), the Company reclassified as temporary equity amounts previously included in additional paid-in capital that were associated with outstanding shares and options which, under the terms of management shareholder agreements, were potentially redeemable for a 180 day period following the death or disability of the share or option holder. During the second quarter of fiscal 2009, the right of the share or option holder to redeem the shares or options expired. As a result, the remaining balance of temporary equity of $8.6 million was reclassified to additional paid-in capital.

Note 23: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
	(in thousands)		(in thousands)
Numerator:
Net income, as reported	$12,056	$10,942	$11,564	$39,113
Interest on convertible notes	1,820	—	1,820	—

Net income available to common shareholders	$13,876	$10,942	$13,384	$39,113

Denominator:
Denominator for basic earnings per share—weighted average shares	91,884	91,269	91,836	91,044
Effect of dilutive securities:
Convertible debt	177,088	—	60,549	—
Stock options	1,745	2,014	1,016	2,772
Restricted shares	—	148	—	154
Restricted share units	8,172	—	—	—
Other	267	107	201	96

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	279,156	93,538	153,602	94,066

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

        Options and share units (in thousands) not included in the calculation of diluted earnings per share because their impact is antidilutive for the three and nine months ended August 30, 2009 and

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Earnings per Share (Continued)

August 31, 2008 are 8,617 and 25,188, respectively for fiscal 2009 and 3,278 and 2,970, respectively for fiscal 2008.

Note 24: Restructuring Activities

        For the three and nine months ended August 30, 2009 and August 31, 2008, the Company recognized restructuring charges related to initiatives, including facility closures and organizational changes. The pretax restructuring charges recognized by the Company during the three and nine months ended August 30, 2009 and August 31, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	August 30, 2009	August 31, 2008	August 30, 2009	August 31, 2008
	(in thousands)		(in thousands)
Americas Segment	$—	$2,217	$1,448	$2,676
Europe Segment	—	231	—	231

	$—	$2,448	$1,448	$2,907

        The following table summarizes the restructuring activity for the nine months ended August 30, 2009 and the related restructuring liabilities balance:

	2009 Restructuring Activities
	Liabilities November 30, 2008	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities August 30, 2009
	(in thousands)
Severance and employee benefits	$393	$114	$(315)	$—	$192
Asset impairment charges	—	1,334	—	(1,334)	—

Total	$393	$1,448	$(315)	$(1,334)	$192

        For the nine months ended August 30, 2009, the Company incurred restructuring charges of $0.1 million representing costs incurred to relocate machinery and equipment associated with the closure of its Clarion, Pennsylvania manufacturing facility which occurred in October 2008. Additionally, in the second quarter of fiscal 2009, management made the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third party suppliers. As a result, the Company incurred certain costs which were insignificant related to one-time terminations of employees. Additionally, the Company recognized an impairment charge of approximately $1.3 million for the related equipment used in this manufacturing process that was not sold. This plan was completed in the second quarter of fiscal 2009 and we do not expect to incur additional costs related to this restructuring activity.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Restructuring Activities (Continued)

        The following table summarizes the restructuring activity for the nine months ended August 31, 2008 and the related restructuring liabilities balance:

	2008 Restructuring Activities
	Liabilities December 2, 2007	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities August 31, 2008
	(in thousands)
Severance and employee benefits	$—	$2,034	$(389)	$—	$1,645
Asset impairment charges	—	873	—	(873)	—

Total	$—	$2,907	$(389)	$(873)	$1,645

        In the first quarter of fiscal 2008, the Company incurred charges for employee severance and related benefit charges related to the decision to cut back the manufacturing operations in Brazil and move to a business model under which more product would be supplied by production from other Sealy manufacturing facilities.

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

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. This closure resulted in the elimination of approximately 114 positions. The Company recorded a pre-tax restructuring and impairment charge related to this action of $2.2 million during the quarter ended August 31, 2008, of which $1.3 million was related to employee severance and benefits and other exit costs, and $0.9 million which was non-cash in nature, related to fixed asset impairment charges.

        The accrued balances related to these restructuring activities were recorded as a component of other accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

Note 25: Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Senior Notes, the Convertible Notes and the 2014 Notes (the "Guarantor Subsidiaries"), and are 100% owned subsidiaries of the Issuer, have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes, the Convertible Notes and the 2014 Notes (collectively, the "Guaranteed Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 25: Guarantor/Non-Guarantor Financial Information (Continued)

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of August 30, 2009 and November 30, 2008, Condensed Consolidating Statements of Operations for the three and nine months ended August 30, 2009 and August 31, 2008, and Condensed Consolidating Statements of Cash Flows for the nine months ended August 30, 2009 and August 31, 2008.

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

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

August 30, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$57	$—	$29,121	$52,140	$18,522	$—	$99,840
Accounts receivable, net	—	—	11	113,813	75,622	—	189,446
Inventories	—	—	2,037	36,153	19,882	(453)	57,619
Other current assets and deferred income taxes	1,357	—	393	31,228	9,472	—	42,450

Total current assets	1,414	—	31,562	233,334	123,498	(453)	389,355
Property, plant and equipment, at cost	—	—	9,294	333,694	97,015	—	440,003
Less accumulated depreciation	—	—	(4,661)	(174,328)	(41,667)	—	(220,656)

	—	—	4,633	159,366	55,348	—	219,347
Other assets:
Goodwill	—	—	24,741	301,942	34,134	—	360,817
Intangible assets, net	1,036	—	—	1,738	—	—	2,774
Net investment in subsidiaries	(175,849)	239,810	378,333	50,180	(1)	(492,473)	—
Due from (to) affiliates	239,955	(415,659)	560,339	(109,844)	(96,259)	(178,532)	—
Debt issuance costs, net and other assets	—	—	30,683	17,259	11,448	—	59,390

	65,142	(175,849)	994,096	261,275	(50,678)	(671,005)	422,981

Total assets	$66,556	$(175,849)	$1,030,291	$653,975	$128,168	$(671,458)	$1,031,683

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$2,726	$8,865	$—	$11,591
Accounts payable	—	—	485	61,748	43,681	—	105,914
Accrued customer incentives and advertising	—	—	—	24,747	6,863	—	31,610
Accrued compensation	—	—	339	26,143	7,248	—	33,730
Accrued interest	12	—	1,279	13,305	247	—	14,843
Other accrued liabilities	2,123	—	308	35,811	6,936	—	45,178

Total current liabilities	2,135	—	2,411	164,480	73,840	—	242,866
Long-term obligations	178,780	—	788,992	40,782	8,062	(178,780)	837,836
Written option liability for convertible notes	—	—	—	—	—	—	—
Other liabilities	—	—	—	48,099	11,486	—	59,585
Deferred income tax liabilities	783	—	(922)	386	6,291	—	6,538
Common stock and options subject to redemption	—	—	—	—	—	—	—
Stockholders' equity (deficit)	(115,142)	(175,849)	239,810	400,228	28,489	(492,678)	(115,142)

Total liabilities and stockholders' equity (deficit)	$66,556	$(175,849)	$1,030,291	$653,975	$128,168	$(671,458)	$1,031,683

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

November 30, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$589	$—	$1	$2,423	$23,583	$—	$26,596
Accounts receivable, net	—	—	7	80,528	76,048	—	156,583
Inventories	—	—	1,695	44,454	18,945	(460)	64,634
Other current assets and deferred income tax assets	1,368	—	2,645	38,406	5,325	—	47,744

	1,957	—	4,348	165,811	123,901	(460)	295,557
Property, plant and equipment, at cost	—	—	9,676	352,888	86,744	—	449,308
Less accumulated depreciation	—	—	(4,613)	(180,256)	(33,691)	—	(218,560)

	—	—	5,063	172,632	53,053	—	230,748
Other assets:
Goodwill	—	—	24,741	301,942	30,466	—	357,149
Intangible assets, net	2,989	—	—	1,956	—	—	4,945
Net investment in subsidiaries	(199,388)	216,613	367,163	29,866	—	(414,254)	—
Due from (to) affiliates	43,933	(416,001)	534,520	(72,344)	(90,206)	98	—
Debt issuance costs, net and other assets	—	—	8,640	17,088	6,747	—	32,475

	(152,466)	(199,388)	935,064	278,508	(52,993)	(414,156)	394,569

Total assets	$(150,509)	$(199,388)	$944,475	$616,951	$123,961	$(414,616)	$920,874

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$3,750	$2,737	$14,756	$—	$21,243
Accounts payable	—	—	341	52,337	44,406	—	97,084
Accrued incentives and advertising	—	—	—	24,013	10,529	—	34,542
Accrued compensation	—	—	392	16,082	8,323	—	24,797
Accrued interest	27	—	1,127	14,919	359	—	16,432
Other accrued liabilities	3,702	—	6,408	27,560	6,693	—	44,363

	3,729	—	12,018	137,648	85,066	—	238,461
Long-term obligations	—	—	711,776	42,034	8,352	—	762,162
Other liabilities	947	—	8,055	51,280	10,975	—	71,257
Deferred income tax liabilities	783	—	(3,987)	3,443	4,723	—	4,962
Common stock and options subject to redemption	8,856	—	—	—	—	—	8,856
Stockholders' equity (deficit)	(164,824)	(199,388)	216,613	382,546	14,845	(414,616)	(164,824)

Total liabilities and stockholders' equity (deficit)	$(150,509)	$(199,388)	$944,475	$616,951	$123,961	$(414,616)	$920,874

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended August 30, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$22,373	$242,758	$91,307	$(6,865)	$349,573
Cost and expenses:
Cost of goods sold	—	—	12,651	139,179	58,561	(6,883)	203,508
Selling, general and administrative	(9)	—	2,038	86,554	21,673	—	110,256
Amortization expense	770	—	—	73	(1)	—	842
Restructuring expenses and asset impairment	—	—	—	—	—	—	—
Royalty (income) expense, net	(1,063)	—	—	(4,216)	1,063	—	(4,216)

Income from operations	302	—	7,684	21,168	10,011	18	39,183
Interest expense	19	72	20,300	627	1,109	—	22,127
Loss on rights for convertible notes	1,820	—	—	—	—	—	1,820
Gain on sale of subsidiary stock	—	—	—	—	—	—	—
Refinancing and extinguishment of debt and interest rate derivatives	—	—	39	—	—	—	39
Other (income) expense, net	—	—	—	—	(14)	—	(14)
Loss (income) from equity investees	(5,927)	(5,544)	(495)	—	—	11,966	—
Loss (income) from non- guarantor equity investees	—	—	—	(5,568)	—	5,568	—
Capital charge and intercompany interest allocation	—	—	(18,508)	17,858	650	—	—

Income (loss) before income taxes	4,390	5,472	6,348	8,251	8,266	(17,516)	15,211
Income tax provision (benefit)	(7,666)	(455)	804	7,866	2,698	(92)	3,155

Net income (loss)	$12,056	$5,927	$5,544	$385	$5,568	$(17,424)	$12,056

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended August 31, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$19,415	$285,425	$107,266	$(7,143)	$404,963
Cost and expenses:
Cost of goods sold	—	—	11,424	166,106	70,647	(7,334)	240,843
Selling, general and administrative expenses	106	—	1,912	102,474	28,400	—	132,892
Amortization expense	844	—	—	72	65	—	981
Restructuring expenses and asset impairment	—	—	—	2,217	231	—	2,448
Royalty (income) expense, net	(1,168)	—	—	(4,419)	1,165	—	(4,422)

Income from operations	218	—	6,079	18,975	6,758	191	32,221
Interest expense	62	99	12,649	607	962	—	14,379
Other (income) expense, net	—	—	—	1	(118)	—	(117)
Loss (income) from equity investees	(10,838)	(10,902)	(7,814)	—	—	29,554	—
Loss (income) from non- guarantor equity investees	—	—	—	(2,339)	—	2,339	—
Capital charge and intercompany interest allocation	—	—	(11,792)	11,002	790	—	—

Income (loss) before income taxes	10,994	10,803	13,036	9,704	5,124	(31,702)	17,959
Income tax expense (benefit)	52	(35)	2,134	1,916	2,922	28	7,017

Net income (loss)	$10,942	$10,838	$10,902	$7,788	$2,202	$(31,730)	$10,942

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 30, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$62,593	$676,224	$239,641	$(20,454)	$958,004
Cost and expenses:
Cost of goods sold	—	—	36,775	396,854	158,370	(20,461)	571,538
Selling, general and administrative	(12)	—	5,790	233,238	63,517	—	302,533
Amortization expense	2,220	—	—	217	(2)	—	2,435
Restructuring expenses and asset impairment	—	—	—	1,448	—	—	1,448
Royalty (income) expense, net	(3,066)	—	—	(12,217)	3,097	—	(12,186)

Income from operations	858	—	20,028	56,684	14,659	7	92,236
Interest expense	82	232	52,153	1,869	2,215	—	56,551
Loss on rights for convertible notes	4,549	—	—	—	—	—	4,549
Gain on sale of subsidiary stock	—	—	—	—	(1,292)	—	(1,292)
Refinancing and extinguishment of debt and interest rate derivatives	—	—	17,461	—	—	—	17,461
Other (income) expense, net	—	—	—	—	(60)	—	(60)
Loss (income) from equity investees	(6,002)	(5,660)	(2,617)	—	—	14,279	—
Loss (income) from non- guarantor equity investees	—	—	—	(6,424)	—	6,424	—
Capital charge and intercompany interest allocation	—	—	(47,522)	45,777	1,745	—	—

Income (loss) before income taxes	2,229	5,428	553	15,462	12,051	(20,696)	15,027
Income tax provision (benefit)	(9,335)	(574)	(5,107)	12,935	5,695	(151)	3,463

Net income (loss)	$11,564	$6,002	$5,660	$2,527	$6,356	$(20,545)	$11,564

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 31, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$55,879	$804,025	$334,875	$(22,512)	$1,172,267
Cost and expenses:
Cost of goods sold	—	—	33,060	479,335	217,004	(22,820)	706,579
Selling, general and administrative expenses	73	—	5,503	274,159	85,801	—	365,536
Amortization expense	2,491	—	—	217	142	—	2,850
Restructuring expenses and asset impairment	—	—	—	2,217	690	—	2,907
Royalty (income) expense, net	(3,382)	—	—	(13,555)	3,379	—	(13,558)

Income from operations	818	—	17,316	61,652	27,859	308	107,953
Interest expense	211	369	39,963	1,662	2,919	—	45,124
Other (income) expense, net	—	—	—	1	(298)	—	(297)
Loss (income) from equity investees	(38,823)	(38,999)	(32,059)	—	—	109,881	—
Loss (income) from non- guarantor equity investees	—	—	—	(18,568)	—	18,568	—
Capital charge and intercompany interest allocation	—	—	(37,193)	33,740	3,453	—	—

Income (loss) before income taxes	39,430	38,630	46,605	44,817	21,785	(128,141)	63,126
Income tax expense (benefit)	317	(193)	7,606	12,784	3,471	28	24,013

Net income (loss)	$39,113	$38,823	$38,999	$32,033	$18,314	$(128,169)	$39,113

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Nine Months Ended August 30, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$11,069	$28,929	$215	$—	$40,213

Investing activities:
Purchase of property, plant and equipment	—	—	(57)	(7,677)	(935)	—	(8,669)
Proceeds from the sale of property, plant, and equipment	—	—	47	10,272	66	—	10,385
Net proceeds from sale of subsidiary	—	—	—	—	1,237	—	1,237
Investments in and loans to unconsolidated affiliate	—	—	—	—	(2,322)	—	(2,322)
Net activity in investment in and advances from (to) subsidiaries and affiliates	(202)	—	(25,985)	22,349	3,838	—	—

Net cash provided by (used in) investing activities	(202)	—	(25,995)	24,944	1,884	—	631
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	(330)	—	—	—	—	—	(330)
Proceeds from issuance of long term obligations	—	—	—	—	3,343	—	3,343
Repayments of long-term obligations	—	—	—	(4,156)	(11,512)	—	(15,668)
Repayment of old senior term loans			(377,181)				(377,181)
Proceeds from issuance of new senior secured notes			335,916				335,916
Proceeds from issuance of related party debt			177,132				177,132
Repayment of related party notes			(83,284)				(83,284)
Proceeds from issuance of convertible notes, net			83,284				83,284
Borrowings under new asset-based revolver			—				—
Borrowings under old revolving credit facilities	—	—	130,300	—	10,604	—	140,904
Repayments on old revolving credit facilities	—	—	(194,700)	—	(10,604)	—	(205,304)
Debt issuance costs							—
Other	—	—	(27,421)	—	—	—	(27,421)

Net cash used in financing activities	(330)	—	44,046	(4,156)	(8,169)	—	31,391

Effect of exchange rate changes on cash	—	—	—	—	1,009	—	1,009

Change in cash and equivalents	(532)	—	29,120	49,717	(5,061)	—	73,244
Cash and equivalents:
Beginning of period	589	—	1	2,423	23,583	—	26,596

End of period	$57	$—	$29,121	$52,140	$18,522	$—	$99,840

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

BUSINESS OVERVIEW

        Our mattress and foundation products include the Sealy, Sealy Posturepedic, Stearns & Foster, and Bassett brands. We produce a variety of innerspring, visco-elastic (memory foam) and latex foam products.

        The current economic and weak retail environments have affected the level of spending by end consumers and have caused a decrease in U.S. mattress sales across the industry and we are experiencing a slowdown in our international markets as well. We expect this challenging business environment to continue through 2009. Furthermore, changes in foreign exchange rates contributed favorably to international results in fiscal 2008 and these trends have begun to reverse.

        We have continued our focus on new product development to bring new and innovative products to the market. In February 2009, we introduced our redesigned Stearns & Foster product line which features our Variable Response Technology foam to provide a softer, more indulgent sleep surface. Earlier, in January 2008, we introduced our new Sealy Posturepedic innerspring line which is designed to eliminate tossing and turning caused by pressure points. We have also invested capital in the business to increase our capability to design products including the opening of our Center of Excellence pressure-mapping laboratory in 2008.

        Our industry continues to recover from volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. and other forces beyond our control. During fiscal 2008, the cost of these components saw significant increases above their recent historical averages. These costs, particularly those related to steel and polyurethane and latex foams, decreased during the third quarter of fiscal 2009 and we expect these prices to stabilize during the fourth quarter of fiscal 2009 due to reduced volatility in related commodity prices. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire, may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers.

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

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended August 30, 2009 and August 31, 2008, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	August 30, 2009		August 31, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$349,573	100.0%	$404,963	100.0%
Cost of goods sold	203,508	58.2	240,843	59.5

Gross profit	146,065	41.8	164,120	40.5
Selling, general and administrative expenses	110,256	31.5	132,892	32.8
Amortization expense	842	0.2	981	0.2
Restructuring expenses and asset impairment	—	—	2,448	0.6
Royalty income, net of royalty expense	(4,216)	(1.2)	(4,422)	(1.1)

Income from operations	39,183	11.2	32,221	8.0
Interest expense	22,127	6.3	14,379	3.6
Loss on rights for convertible notes	1,820	0.5	—	—
Refinancing and extinguishment of debt and interest rate derivatives	39	—	—	—
Other income, net	(14)	—	(117)	—

Income before income taxes	15,211	4.4	17,959	4.4
Income tax provision	3,155	0.9	7,017	1.7

Net income	$12,056	3.4%	$10,942	2.7%

Effective tax rate	20.7%		39.1%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	August 30, 2009	August 31, 2008
Americas:
United States	73.4%	73.1%
Canada	12.9	12.2
Other	5.7	6.9

Total Americas	92.0	92.2
Europe	8.0	7.8

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the three months ended
	August 30, 2009		August 31, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$321,719	100.0%	$373,231	100.0%
Cost of goods sold	183,105	56.9	214,593	57.5

Gross profit	138,614	43.1	158,638	42.5
United States (US Dollars):
Net sales	256,755	100.0	296,105	100.0
Cost of goods sold	143,943	56.1	169,223	57.1

Gross profit	112,812	43.9	126,882	42.9
Total International (US Dollars):
Net sales	92,818	100.0	108,858	100.0
Cost of goods sold	59,565	64.2	71,620	65.8

Gross profit	33,253	35.8	37,238	34.2
Canada:
US Dollars:
Net sales	45,201	100.0	49,438	100.0
Cost of goods sold	27,263	60.3	28,705	58.1

Gross profit	17,938	39.7	20,733	41.9
Canadian Dollars:
Net sales	49,996	100.0	50,525	100.0
Cost of goods sold	30,164	60.3	29,343	58.1

Gross profit	19,832	39.7	21,182	41.9
Other Americas (US Dollars):
Net sales	19,763	100.0	27,688	100.0
Cost of goods sold	11,899	60.2	16,665	60.2

Gross profit	7,864	39.8	11,023	39.8
Europe:
US Dollars:
Net sales	27,854	100.0	31,732	100.0
Cost of goods sold	20,403	73.2	26,250	82.7

Gross profit	7,451	26.8	5,482	17.3
Euros:
Net sales	19,672	100.0	20,407	100.0
Cost of goods sold	14,405	73.2	16,891	82.8

Gross profit	5,267	26.8%	3,516	17.2%

  Quarter Ended August 30, 2009 compared with Quarter Ended August 31, 2008

        Net Sales.    Our consolidated net sales for the quarter ended August 30, 2009, were $349.6 million, a decrease of $55.4 million, or 13.7%, from the quarter ended August 31, 2008. Total Americas net sales were $321.7 million for the third quarter of fiscal 2009, a decrease of 13.8% from the third quarter of fiscal 2008. This decrease was primarily related to decreased sales in the U.S. coupled with decreases in the Canada and Other Americas businesses. Total U.S. net sales were $256.8 million for the third quarter of fiscal 2009, a decrease of 13.3% from the third quarter of fiscal 2008. The U.S. net sales decrease of $39.4 million was attributable to a 12.9% decrease in wholesale unit volume, which excludes third party sales from our component plants, partially offset by a 0.1% increase in wholesale average unit selling price. The decrease in unit volume is primarily attributable to continued weak retail demand as described above under "Business Overview". International net sales decreased $16.0 million or 14.7%, from the third quarter of fiscal 2008 to $92.8 million. Excluding the effects of currency fluctuation, net sales declined 4.3% from the third quarter of fiscal 2008. This decline was primarily due to declines in finished goods sales in Europe and, to a lesser extent, the weak retail environment in the Other Americas. In Canada, local currency sales decreases of 1.0% translated into decreases of 8.6% in U.S. dollars due to a lower average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 1.8% decrease in average unit selling price, which was partially offset by a 0.8% increase in unit volume. The decreased average unit selling price was driven by the increased volume of lower priced products as well as increased promotional activities. The increase in unit volume is primarily attributable to relatively more promotional activity compared to the third quarter of fiscal 2008 when our business was disrupted by the relocation of our Toronto facility. Elsewhere in the Americas, we have experienced sales decreases in our Mexico and South American markets. In our Europe segment, local currency sales decreases of 3.6% translated into decreases of 12.2% in U.S. dollars due to the decline in value of the Euro versus the U.S. dollar. The decline in local currency sales was driven by a 16.1% decrease in finished goods sales which we believe is reflective of the overall economic slowdown in Europe, which was offset by increases in OEM sales.

        Gross Profit.    Our consolidated gross profit for the quarter was $146.1 million, a decrease of $18.1 million from the comparable prior year period. As a percentage of net sales, gross profit increased 1.3 percentage points to 41.8% due to an increase in gross profit margins in both of our segments. Total Americas gross profit for the quarter was $138.6 million, a decrease of $20.0 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas increased 0.6 percentage points to 43.1%. This increase as a percentage of sales was primarily due to an increase in gross profit margins in our U.S. operations partially offset by decreased gross profit margins in Canada. U.S. gross profit decreased $14.1 million to $112.8 million, which, as a percent of sales, represents an increase of 1.0 percentage points to 43.9% of net sales. The increase in percentage of net sales was driven primarily by lower material costs as the related commodity prices remained below prior year levels through the third quarter. Conversely, margins were negatively impacted by less absorption of fixed costs as a result of lower volume. In local currency, the gross profit margin in Canada was 39.7% as a percentage of net sales which represents a decrease of 2.2 percentage points. This decrease was driven by the impact of higher material costs per unit and the lower average unit selling price discussed above. In our Europe segment, the local currency gross profit margin increase of 9.6 percentage points was primarily due to decreased prices of raw materials due to deflation in the prices of the underlying commodities.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense decreased $22.6 million to $110.3 million. As a percent of net sales this expense was 31.5% and 32.8% for the quarters ended August 30, 2009 and August 31, 2008, respectively, a decrease of 1.3 percentage points. The decrease as a percent of sales is primarily due to our efforts to improve efficiencies and our cost structure to compensate for the current retail environment. The decrease in absolute dollars is primarily due to a $14.9 million reduction in volume driven variable expenses including a $7.6 million reduction in cooperative advertising and promotional costs, a $4.8 million reduction in delivery costs due primarily to a decrease in unit volume shipped and a decrease in bad debt expense of $2.5 million. Fixed operating costs, exclusive of compensation expense, decreased $17.0 million from the prior year period primarily due to a $10.1 million reduction in national advertising expenses as well as reductions in other discretionary expenditures such as travel and entertainment. Improvements of $2.5 million on foreign exchange related transactions also contributed positively to the third quarter of fiscal 2009. Compensation expense increased by $9.3 million compared to the third quarter of fiscal 2008. This increase is primarily due to increases of $5.8 million for incentive-based payments and our expected defined contribution plan payments based on operating results through the third quarter of fiscal 2009 coupled with non-cash compensation expense recognized for new grants and the modification of share-based awards of $4.1 million the effects of which were partially offset by lower compensation expense due to reduced headcount.

        Restructuring expenses and asset impairment.    We recognized no pretax restructuring costs during the quarter ended August 30, 2009 as compared with costs of $2.4 million recognized during the comparable prior year period.

        In the third quarter of fiscal 2008, management made the decision to close its manufacturing facility in Clarion, Pennsylvania. We recorded a pre-tax restructuring and impairment charge related to this action of $2.2 million during the quarter ended August 31, 2008, of which $1.3 million was related to employee severance and benefits and other exit costs, and $0.9 million which was non-cash in nature, related to fixed asset impairment charges. This plan was completed in the first quarter of fiscal 2009 and we do not expect to incur additional costs related to this restructuring activity.

        In the third quarter of fiscal 2008, management also elected to close its administrative offices near Milan, Italy and relocate these activities to its manufacturing facility in Silvano, Italy. We recorded a pre-tax restructuring charge related to this action of $0.2 million during the quarter ended August 31, 2008, which was entirely related to employee severance and benefits. This plan was completed in the fourth quarter of fiscal 2008.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $4.2 million for the three months ended August 30, 2009 remained relatively flat as compared with the prior year period.

        Interest Expense.    Our consolidated interest expense for the third quarter of fiscal 2009 increased $7.7 million as compared with the prior year period to $22.1 million which included $4.2 million of non-cash interest expense. Our net weighted average borrowing cost was 10.4% and 7.2% for the three months ended August 30, 2009 and August 31, 2008, respectively. Our borrowing cost was unfavorably impacted by the Refinancing which resulted in increased interest rates and outstanding debt balances.

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, non-deductible mark to market adjustments for derivatives associated with the Convertible Notes subscription rights, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended August 30, 2009 was 20.7% compared to 39.1% for the three months ended August 31, 2008. The effective rate for the fiscal 2009 period was lower than the fiscal 2008 period primarily due to the reversal of $10.2 million of the liability for uncertain tax positions and related interest (net) and penalties due to the expiration of statutes of limitations, offset by lower pre-tax income in fiscal 2009.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the nine months ended August 30, 2009 and August 31, 2008, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the nine months ended:
	August 30, 2009		August 31, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$958,004	100.0%	$1,172,267	100.0%
Cost of goods sold	571,538	59.7	706,579	60.3

Gross profit	386,466	40.3	465,688	39.7
Selling, general and administrative expenses	302,533	31.6	365,536	31.2
Amortization expense	2,435	0.3	2,850	0.2
Restructuring expenses and asset impairment	1,448	0.2	2,907	0.2
Royalty income, net of royalty expense	(12,186)	(1.3)	(13,558)	(1.2)

Income from operations	92,236	9.6	107,953	9.2
Interest expense	56,551	5.9	45,124	3.8
Loss on rights for convertible notes	4,549	0.5	—	—
Refinancing and extinguishment of debt and interest rate derivatives	17,461	1.8	—	—
Gain on sale of subsidiary stock	(1,292)	(0.1)	—	—
Other income, net	(60)	—	(297)	—

Income before income taxes	15,027	1.6	63,126	5.5
Income tax provision	3,463	0.4	24,013	2.0

Net income	$11,564	1.2%	$39,113	3.5%

Effective tax rate	23.0%		38.0%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Nine Months Ended:
	2009	2008
Americas:
United States	74.5%	71.3%
Canada	11.4	11.8
Other	6.1	7.0

Total Americas	92.0	90.1
Europe	8.0	9.9

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the nine months ended:
	August 30, 2009		August 31, 2008
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$881,722	100.0%	$1,056,600	100.0%
Cost of goods sold	514,927	58.4	617,750	58.5

Gross profit	366,795	41.6	438,850	41.5
United States (US Dollars):
Net sales	713,988	100.0	836,073	100.0
Cost of goods sold	410,283	57.5	490,127	58.6

Gross profit	303,705	42.5	345,946	41.4
Total International (US Dollars):
Net sales	244,016	100.0	336,194	100.0
Cost of goods sold	161,255	66.1	216,452	64.4

Gross profit	82,761	33.9	119,742	35.6
Canada:
US Dollars:
Net sales	108,982	100.0	138,697	100.0
Cost of goods sold	68,996	63.3	79,161	57.1

Gross profit	39,986	36.7	59,536	42.9
Canadian Dollars:
Net sales	127,604	100.0	139,949	100.0
Cost of goods sold	80,959	63.4	79,882	57.1

Gross profit	46,645	36.6	60,067	42.9
Other Americas (US Dollars):
Net sales	58,752	100.0	81,830	100.0
Cost of goods sold	35,648	60.7	48,462	59.2

Gross profit	23,104	39.3	33,368	40.8
Europe:
US Dollars:
Net sales	76,282	100.0	115,667	100.0
Cost of goods sold	56,611	74.2	88,829	76.8

Gross profit	19,671	25.8	26,838	23.2
Euros:
Net sales	56,127	100.0	75,643	100.0
Cost of goods sold	41,644	74.2	58,049	76.7

Gross profit	14,483	25.8%	17,594	23.3%

  Nine Months Ended August 30, 2009 compared with Nine Months Ended August 31, 2008

        Net Sales.    Our consolidated net sales for the nine months ended August 30, 2009, were $958.0 million, a decrease of $214.3 million, or 18.3%, from the nine months ended August 31, 2008. Total Americas net sales were $881.7 million for the first three quarters of fiscal 2009, a decrease of 16.6% from the first three quarters of fiscal 2008. This decrease was primarily related to our U.S. and Canadian operations within the Americas segment. Total U.S. net sales were $714.0 million for the first three quarters of fiscal 2009, a decrease of 14.6% from the first three quarters of fiscal 2008. The U.S. net sales decrease of $122.1 million was attributable to a 14.2% decrease in wholesale unit volume, which excludes third party sales from our component plants, and a 0.2% decrease in wholesale average unit selling price. The decrease in unit volume is primarily attributable to continued weak retail demand as described above under "Business Overview". Of the 0.2% decrease in wholesale average unit selling price, 0.4% was attributable to the $3.7 million favorable impact received from the change in the estimated reserve for non-warranty product returns in fiscal 2008. These factors were partially offset by the favorable impact of the July 2008 price increase, increased delivery revenue and fewer discounted floor samples in the second quarter of fiscal 2009 as the Stearns & Foster product launch was not distributed as widely as the Posturepedic product launched in the second quarter of fiscal 2008. International net sales decreased $92.2 million, or 27.4%, from the first three quarters of fiscal 2008 to $244.0 million. Excluding the effects of currency fluctuation, net sales declined 15.4% from the first three quarters of fiscal 2008. This decline was primarily due to declines in sales in Europe and, to a lesser extent, the weak retail environment in Canada and the Other Americas. In Canada, local currency sales decreases of 8.8% translated into decreases of 21.4% in U.S. dollars due to a lower average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 9.1% decrease in unit volume, which was partially offset by a 0.3% increase in average unit selling price. The decrease in unit volume is primarily attributable to weak Canadian retail demand. Elsewhere in the Americas, we have experienced sales decreases in our Mexico and South American markets. In our Europe segment, local currency sales decreases of 25.8% translated into decreases of 34.1% in U.S. dollars due to a decline in the value of the Euro versus the U.S. dollar. Decreased sales of OEM latex bed cores, which have lower prices, drove most of the decline. Additionally, local currency finished goods sales in Europe also decreased by 11.7% and we believe such a decrease is due to the overall economic slowdown in Europe.

        Gross Profit.    Our consolidated gross profit for the nine months ended August 30, 2009 was $386.5 million, a decrease of $79.2 million from the comparable prior year period. As a percentage of net sales, gross profit increased 0.6 percentage points to 40.3% due to an increase in gross profit margins in the U.S. offset by decreases in our international operations. Total Americas gross profit for the nine months was $366.8 million, a decrease of $72.1 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas remained relatively flat at 41.6% as the increases seen in the U.S. were offset by the decreases in Canada and the Other Americas businesses. U.S. gross profit decreased $42.2 million to $303.7 million. However, as a percent of sales, this represents an increase of 1.1 percentage points to 42.5% of net sales. The increase as a percentage of net sales was driven by the continued favorable impact of operations efficiencies and the price increases taken in July 2008. Partially offsetting these improvements was a benefit of $8.2 million from the change in accounting estimate related to our returns allowances in the prior year period which resulted in a reduction of cost of sales of approximately $4.5 million and an increase to sales of approximately $3.7 million. Also, a decrease in absorption of fixed costs as a result of lower volume and the unfavorable impact of inflation including significant increases on steel and foam in the first part of fiscal 2009 negatively impacted gross profit margin. The local currency gross profit margin in Canada was 36.6% as a percentage of net sales which represents a decrease of 6.3 percentage points. This decrease was driven by the impact of currency fluctuations and inflation on raw materials. In our Europe segment, the local currency gross profit margin increase of 2.5 percentage points was due to the shift in product sales mix toward more finished goods sales coupled with decreased prices of raw materials due to the deflation in the prices of the underlying commodities.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense decreased $63.0 million to $302.5 million. As a percent of net sales this expense was 31.6% and 31.2% for the nine months ended August 30, 2009 and August 31, 2008, respectively, an increase of 0.4 percentage points. The increase as a percent of sales is primarily due to lower sales volumes. The decrease in absolute dollars is primarily due to a $35.4 million reduction in volume driven variable expenses including an $18.2 million decrease in cooperative advertising and promotional costs, a $15.5 million decrease in delivery costs due primarily to a decrease in unit volume shipped and a $1.7 million decrease in bad debt expense. Fixed operating costs, exclusive of compensation expense, decreased $33.9 million from the prior year period primarily due to reductions in national advertising expenses and discretionary expenditures such as travel and entertainment. Compensation expense increased $6.3 million compared to the nine months ended August 31, 2008. This increase is primarily due to increases of $8.1 million for incentive-based payments and our expected defined contribution plan payments based on operating results through the third quarter of fiscal 2009 coupled with the recognition of non-cash compensation expense recognized for new grants and the modification of share-based awards of $4.1 million, the effects of which were partially offset by lower compensation expense due to reduced headcount. In addition, severance and foreign exchange transaction related costs improved $2.8 million and $2.7 million, respectively from the first three quarters of fiscal 2008.

        Restructuring expenses and asset impairment.    We recognized pretax restructuring costs of $1.4 million during the nine months ended August 30, 2009 as compared with costs of $2.9 million recognized during the comparable prior year period.

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

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. We recorded a pre-tax restructuring and impairment charge related to this action of $2.2 million during the quarter ended August 31, 2008, of which $1.3 million was related to employee severance and benefits and other exit costs, and $0.9 million which was non-cash in nature, related to fixed asset impairment charges. During the nine months ended August 30, 2009, we incurred additional charges related to this action of $0.1 million primarily related to relocation costs. This plan was completed in the first quarter of fiscal 2009 and we do not expect to incur additional costs related to this restructuring activity.

        In the third quarter of fiscal 2008, management elected to close its administrative offices near Milan, Italy and relocate these activities to its manufacturing facility in Silvano, Italy. We recorded a pre-tax restructuring charge related to this action of $0.2 million during the quarter ended August 31, 2008, which was entirely related to employee severance and benefits. This plan was completed in the fourth quarter of fiscal 2008.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, for the nine months ended August 30, 2009 decreased by $1.4 million as compared with the prior year period to $12.2 million primarily due to a decrease in domestic license sales along with unfavorable fluctuations in international currency rates.

        Interest Expense.    Our consolidated interest expense for the nine months ended August 30, 2009 increased $11.4 million as compared with the prior year period to $56.6 million which includes $5.4 million of non-cash interest expense. Our net weighted average borrowing cost was 9.3% and 7.5% for the nine months ended August 30, 2009 and August 31, 2008, respectively. Our borrowing cost was unfavorably impacted by the Refinancing which resulted in increased interest rates and outstanding debt balances. Additionally, the amendment of our old senior credit facility in the fourth quarter of fiscal 2008 unfavorably impacted the interest rates that were applicable prior to the Refinancing.

        Refinancing and extinguishment of debt and interest rate derivatives    Debt extinguishment and refinancing expenses for the nine months ended August 30, 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs related to our old senior term loans. Additionally, we incurred $15.2 million of charges associated with termination payments on our interest rate swap agreements that were associated with the old senior credit facility.

        Gain on sale of subsidiary stock.    On December 1, 2008, the Company sold 50% of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Australian licensee and these operations became part of the joint venture that we participate in with the Australian licensee. As a result of the sale of this 50% interest, the Company recognized a gain of $1.3 million in the nine months ended August 30, 2009.

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, non-deductible mark to market adjustments for derivatives associated with the Convertible Notes subscription rights, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the nine months ended August 30, 2009 was 23.0% compared to 38.0% for the nine months ended August 31, 2008. The effective rate for the fiscal 2009 period was lower than the fiscal 2008 period primarily due to the reversal of $10.2 million of the liability for uncertain tax positions and related interest (net) and penalties due to the expiration of statutes of limitations, offset by lower pre-tax income in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $8.7 million for the nine months ended August 30, 2009. We expect total 2009 capital expenditures to be approximately $13.0 to $15.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At August 30, 2009, the Company had approximately $70.9 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.0 million. The calculated borrowing base under the ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 9.3% and 7.5% for the nine months ended

August 30, 2009 and August 31, 2008, respectively. As of September 23, 2009, we had no borrowings outstanding under the ABL Revolver.

        On May 13, 2009, the Company announced a comprehensive plan to refinance its existing senior secured credit facilities (the "Old Senior Credit Facility") and replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants (the "Refinancing"). The Refinancing converted much of the existing senior debt from debt bearing interest at variable rates to debt bearing interest at fixed rates. Due to increases in the interest rates associated with our senior debt, the amount of debt outstanding and increases in the amortization of debt issuance costs, our interest expense in future periods is expected to increase significantly. However, we do not expect cash interest payments to change significantly due to the payment in kind interest associated with the Convertible Notes (as discussed below).

  Debt

        In connection with the Refinancing, we have: 1) entered into a new asset-based revolving credit facility (the "ABL Revolver") which provides commitments of up to $100.0 million maturing in May 2013, which bears interest at our choice of either a base rate (determined by reference to the higher of several rates as defined by the ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%; 2) issued $350.0 million in aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"), which bear interest at 10.875% per annum payable semi-annually; and 3) issued $177.1 million in aggregate principal amount of senior secured convertible paid in kind ("PIK") notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and bear interest at 8.00% per annum payable semi-annually in the form of additional Convertible Notes.

        At August 30, 2009, there were no amounts outstanding under the ABL Revolver. The Senior Notes have an outstanding balance of $336.3 million at August 30, 2009 which gives effect to an unamortized original issue discount of $13.7 million. As of August 30, 2009, the Convertible Notes have an outstanding principal balance of $178.8 million. We also have an outstanding principal balance of $273.9 million at August 30, 2009 on the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes").

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At August 30, 2009, there were no amounts outstanding under the ABL Revolver.

        Prior to the Refinancing, we had outstanding three interest rate swap agreements related to term debt under our Old Senior Credit Facility. These interest rate swaps consisted of: 1) an agreement fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010; 2) an agreement fixing the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance through November 4, 2009; and 3) an agreement fixing the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance through February 4, 2010. In connection with the Refinancing, we paid $15.2 million to terminate these interest rate swap agreements. As the future variable interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the nine months ended August 30, 2009, in accordance with the provisions of FAS 133.

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

        The outstanding 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes") consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. At August 30, 2009, the outstanding balance of the 2014 Notes was $273.9 million.

        At August 30, 2009, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include the redemption or repurchase of a portion of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of August 30, 2009, we have repurchased shares for $16.3 million under this program, none of which was repurchased during fiscal 2009. From August 31 through September 23, 2009, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $11.6 million during the next twelve months, with $1.6 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase portions of our senior or subordinated debt during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charge coverage ratio. We currently do not meet this requirement.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Nine Months Ended:
	August 30, 2009	August 31, 2008
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$40,213	$64,778
Investing activities	631	(21,068)
Financing activities	31,391	(25,121)
Effect of exchange rate changes on cash	1,009	(2,497)

Change in cash and cash equivalents	73,244	16,092
Cash and cash equivalents:
Beginning of period	26,596	14,607

End of period	$99,840	$30,699

  Nine Months Ended August 30, 2009 Compared With Nine Months Ended August 31, 2008

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $24.6 million to $40.2 million in net cash provided for the nine months ended August 30, 2009, compared to $64.8 million in net cash provided for the nine months ended August 31, 2008. This decrease is primarily the result of a decrease in net income. Net income and cash flows from operations for the nine months ended August 30, 2009 includes $15.2 million of payment to terminate our interest rate swaps. The decrease in cash used for working capital of $3.3 million includes a benefit for the receipt of $8.0 million of income tax refunds during the nine months ended August 30, 2009.

        Cash Flows from Investing Activities.    Our cash flows provided by investing activities for the nine months ended August 30, 2009 was $0.6 million as compared to net cash used in investing activities of $21.1 million for the nine months ended August 31, 2008. This change is due to $8.4 million of proceeds from the sale-leaseback of the Company's South Gate, California facility coupled with $12.4 million of lower capital expenditures for the first nine months of fiscal 2009 as compared to the same fiscal period in the prior year.

        Cash Flows from Financing Activities.    Our cash flow provided by financing activities for the nine months ended August 30, 2009 was $31.4 million compared with cash used in financing activities of $25.1 million for the nine months ended August 31, 2008. This change has been primarily driven by the Refinancing which provided $44.0 million of cash after considering the effects of the payments of costs to issue our new debt.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the

Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following August 30, 2009. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Debt Covenants

        Our long-term obligations contain various financial tests and covenants. Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio in order to incur additional indebtedness and make dividend distributions to holders of our common stock, subject to certain exceptions. Additionally, the ABL Revolver requires us to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of August 30, 2009, we are in compliance with the maintenance covenant and are not in a minimum availability period under the ABL Revolver. The indentures governing our Senior Notes, Convertible Notes and Senior Subordinated Notes also require us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three and nine months ended August 30, 2009:

	Three Months Ended: August 30, 2009	Nine Months Ended: August 30, 2009
	(in thousands)	(in thousands)
Net income	$12,056	$11,564
Interest expense	22,127	56,551
Income taxes	3,155	3,463
Depreciation and amortization	8,102	23,840

EBITDA	45,440	95,418
Adjustments for debt covenants:
Refinancing charges	40	17,461
Non-cash compensation	5,164	7,387
KKR consulting fees	655	2,196
Severance charges	229	2,171
Loss on written option derivative	1,820	4,549
Other(a)	319	1,599

Adjusted EBITDA	$53,667	$130,781

    (a)
    Consists of various immaterial adjustments

        The following table reconciles EBITDA to cash flow from operations:

Nine Months Ended: August 30, 2009
(in thousands)
EBITDA	$95,418
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(56,551)
Income taxes	(3,463)
Non-cash charges against (credits to) net income	9,310
Changes in operating assets & liabilities	(4,501)

Cash flow from operations	$40,213

  Critical Accounting Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

  Forward-Looking Statements

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

  Contractual Obligations and Commercial Commitments

        On December 1, 2008, we completed a sale-leaseback transaction of our South Gate, California facility, including the land, building and improvements affixed to the properties. As described in Note 9 to the Condensed Consolidated Financial Statements, on May 29, 2009, we completed a refinancing of our existing senior secured credit facilities and replaced them with indebtedness that has longer-dated maturities and eliminates quarterly maintenance-based covenants. Additionally, through the Refinancing, we terminated our outstanding interest rate swaps related to the existing senior secured credit facilities. Therefore, we no longer have future obligations related to these contracts.

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.5 million dollar impact on our financial position for the nine months ended August 30, 2009. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward contracts. At August 30, 2009, we had two forward foreign currency contracts outstanding to purchase a total of 0.9 million Euros with expiration dates ranging from September 30, 2009 through December 31, 2009. Additionally, at August 30, 2009, we had outstanding forward and option foreign currency contracts to sell a total of 10.2 million Canadian dollars for US dollars. The expiration dates for the Canadian dollar contracts range from September 15, 2009 to November 15, 2009. At August 30, 2009, the fair value of these contracts was an asset of $0.3 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        Prior to the Refinancing, we had outstanding three interest rate swap agreements related to term debt under our Old Senior Credit Facility. These interest rate swaps consisted of: 1) an agreement fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance under the term loan under our Old Senior Credit Facility through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010; 2) an agreement fixing the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance through November 4, 2009; and 3) an agreement fixing the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance through February 4, 2010. In connection with the Refinancing, we paid $15.2 million to terminate these interest rate swap agreements. As the future variable interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the nine months ended August 30, 2009, in accordance with the provisions of FAS 133.

        No assets or liabilities were recognized related to the above swap instruments at August 30, 2009 due to their termination prior to this date. The fair value of the above swap instruments was a liability of $15.9 million at November 30, 2008.

        Additionally, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and

October 2013. The fair values of these swaps was an asset totaling $0.7 million and $0.4 million as of August 30, 2009 and November 30, 2008, respectively.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year. Based on the amount of variable-rate debt outstanding at August 30, 2009, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        We achieved decreases in the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts in the first through third quarters of fiscal 2009 but expect small increases will occur in the fourth quarter of fiscal 2009 due to reductions in various related feed stocks. We have entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. We do not engage in commodity hedging programs.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 19 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors

The risk factors appearing below should be read in conjunction with the related disclosure contained in the section entitled "Item 1A. Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 001-08738).

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness

        After the completion of the Refinancing, we continue to have substantial indebtedness. As of August 30, 2009, we had a total of $849.4 million of debt outstanding, including $336.3 million Senior Notes, $178.8 million Convertible Notes and $273.9 million Senior Subordinated Notes. We also have approximately $70.9 million of undrawn availability under the ABL Revolver, after taking into account $16.0 million of outstanding letters of credit and borrowing base limitations.

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

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face

        The terms of the ABL Revolver credit agreement and the indentures governing our Senior Notes, Convertible Notes and 2014 Notes will restrict the Company and its subsidiaries from incurring substantial additional indebtedness in the future, but will not completely prohibit us from doing so. At August 30, 2009, we have $70.9 million of undrawn availability under the ABL Revolver, after taking into account $16.0 million of letters of credit and borrowing base limitations. These restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no repurchases of the Company's common stock during the third quarter of fiscal 2009 as part of a publicly announced program or otherwise. Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. As of August 30, 2009, the approximate dollar value of shares that may yet be purchased under the program was $83.7 million.

        Subsequent to August 30, 2009, through September 23, 2009, 36,616 shares of Sealy Corporation common stock were surrendered by participants in the Company's 1998 and 2004 Stock Option Plans to cover the exercise price and/or tax withholding obligations in stock option exercises.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

*4.1	Credit Agreement, dated May 13, 2009, among Sealy Mattress Company, as Borrower, Sealy Mattress Corporation, as Holdings and a Guarantor, Sealy Corporation, as Parent, the Several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Bookrunner, GE Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, General Electric Capital Corporation, as Co-Collateral Agent, Citigroup Global Markets Inc. as Joint Lead Arranger and Joint Bookrunner, and Mizuho Corporate Bank, Ltd., as Syndication Agent (incorporated herein by reference to Exhibit 10.1 to Sealy Mattress Company's filing on Form 8-K (File No. 333-117081) filed May 19, 2009).
*4.2
Indenture, dated as of May 29, 2009, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, with respect to the 10.875% Senior Subordinated Notes due 2016 (incorporated herein by reference to Exhibit 4.1 to Sealy Mattress Company's filing on Form 8-K (File No. 333-117081) filed June 2, 2009).
*4.3
Indenture, dated as of July 10, 2009, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Guaranteed Debt Securities (incorporated herein by reference to Exhibit 4.1 to Sealy Mattress Company's filing on Form 8-K (File No. 333-117081) filed July 16, 2009).
*4.4
Supplemental Indenture, dated as of July 10, 2009, by and among Sealy Mattress Company, Sealy Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, with respect to 8% Senior Secured Third Lien Convertible Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to Sealy Mattress Company's filing on Form 8-K (File No. 333-117081) filed July 16, 2009).
*†10.1	Employment Agreement dated August 1, 2009, by and between Sealy Corporation and Michael Q. Murray.
*†10.2	Employment Agreement dated August 31, 2009, by and between Sealy Corporation and Jodi Allen.
*†10.3	Form of Time Restricted Stock Unit Award Agreement.
†31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
†31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
†32	Certification pursuant to 18 U.S.C. Section 1350.

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

Date: September 29, 2009

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets August 30, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 30, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 30, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 31, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 30, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 31, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 30, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2008 (in thousands)
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