Form 10-K
period 2009-11-29
SEALY CORP
filed 2010-01-25
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or(or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of May 31, 2009 was $86,431,851.

         The number of shares of the registrant's common stock outstanding as of January 2, 2010 is approximately: 94,709,443.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:

         Portions of the Registrant's proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

 PART I

Item 1.    Business

General

        Sealy Corporation (hereinafter referred to as the "Company", "Sealy", "we", "our", or "us"), a Delaware corporation organized in 1984, is the largest bedding manufacturer in the world. Based on Furniture/Today, a furniture industry publication, we are also the leading bedding manufacturer in the United States with a wholesale market share of approximately 19.5% in 2008, 1.23 times greater than that of our next largest competitor.

        We manufacture and market a complete line of bedding products, including mattresses and mattress foundations. Our conventional (innerspring) bedding products are manufactured and marketed in the Americas under our Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brand names. In addition, we manufacture and market specialty (non-innerspring) latex and visco-elastic bedding products under the PurEmbrace, TrueForm, SpringFree, Stearns & Foster, Reflexions, Carrington Chase, and MirrorForm brand names, which we sell in the specialty bedding category in the United States and internationally. Through fiscal 2009, we also sold bedding products under the Pirelli brand name primarily in Europe, but have elected to discontinue this licensing contract effective December 31, 2009.

        We believe that our Sealy brand name has been the number one selling brand in the domestic bedding industry for over 25 years and our Stearns & Foster brand name is one of the leading brands devoted to the attractive luxury category which sells at higher price points in the industry. We believe that going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy), one of the leading luxury brands (Stearns & Foster), and differentiated specialty bedding offerings gives us a competitive advantage and strengthens our relationships with our customers by allowing us to offer sleep solutions to a broad group of consumers.

        We maintain an internet website at www.sealy.com. We make available on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and other reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission ("SEC").

Debt Refinancing

        On May 13, 2009, we announced a comprehensive plan to refinance our existing senior secured credit facilities and replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants (the "Refinancing"). Through the Refinancing, we have: 1) entered into a new asset-based revolving credit facility (the "ABL Revolver") which provides commitments of up to $100.0 million maturing in May 2013; 2) issued $350.0 million in aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"); and 3) issued $177.1 million in aggregate principal amount of senior secured convertible paid in kind ("PIK") notes due July 2016 pursuant to a rights offering to all existing shareholders of the Company (the "Convertible Notes"). The proceeds from the Refinancing were used to repay all of the outstanding amounts due under our previously existing senior secured credit facilities, which consisted of a $125 million senior revolving credit facility and senior secured term loans, and to increase cash for general operating purposes.

        Through a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") in 2004, KKR acquired approximately 92% of the Company's capital stock. Subsequent to the initial public offering in 2006, KKR's ownership decreased. At November 29, 2009, affiliates of KKR controlled approximately 49.2% of our issued and outstanding common stock.

Our Segments

        We have two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on our organizational structure, which is organized around geographic areas. Both of our reportable segments manufacture and market conventional and specialty bedding products. The Americas segment operations are concentrated in the United States, Canada, Mexico, Argentina, Uruguay, Brazil, and Puerto Rico, with our dominant operations being in the United States (also referred to as "Domestic" herein). Europe's operations are concentrated in western Europe. We derived approximately 8.7% of our fiscal 2009 net sales from our Europe segment, with the remainder of our net sales coming from the Americas segment. For more information regarding revenues, income and assets by reportable segment, see Note 20 to our Consolidated Financial Statements in Item 8.

Products

        We produce sleep sets across a range of technologies, including innerspring, latex foam and visco-elastic "memory foam", and sell them in diverse geographies in the Americas and Europe. While our strategy is to drive sales growth through domestic specialty products, the majority of our products continue to be in the domestic innerspring market where we offer a complete line of innerspring bedding products in sizes ranging from twin to king size, selling at retail price points from under $300 to approximately $5,000 per queen set domestically. While we sell conventional innerspring products at all retail price points, we focus our product development and sales efforts toward mattress and box spring sets that sell at retail price points above $750 domestically. Though the higher priced market sectors have shown more of a downturn due to the slowdown of the global economy in 2008 and 2009 than the lower priced sectors, we believe that the higher priced sectors of the market will return to their historical growth trends, offering faster growth and greater profitability in the long-term. In order to capture this growth potential, we have introduced new products in fiscal 2009 which are focused on the luxury price points and we believe that these products have been well received by customers. For fiscal 2009, we derived approximately 63% of our total domestic sales from products with retail price points of $750 and above.

        Our product development efforts include regular introductions across our product lines in order to maintain the competitiveness and the profitability of our products. In the past two years alone, we have introduced several new products including: 1) an innovative new Sealy Posturepedic innerspring line, 2) the Sealy Posturepedic PurEmbrace mattress featuring our proprietary SmartLatex, 3) our redesigned Stearns & Foster product line which features our Variable Response Technology foam to provide a softer, more indulgent sleep surface, 4) three new Stearns & Foster models to target the upper-end luxury price points and 5) new Posturepedic beds with price points above $1,000.

        In the Americas and Europe, we also produce a variety of innovative latex foam, and visco-elastic "memory foam" bedding products for the specialty bedding category. The specialty bedding category has seen a significant downturn in 2009 sales as the economic environment has shifted the consumer's focus to, often lower priced, innerspring products. For the first nine months of calendar 2009, specialty bedding sales reported by International Sleep Products Association ("ISPA") were down 21.6% compared to a decrease of 10.5% for conventional mattress sales. Given their higher price points, specialty products are often sold with financing terms provided by retailers. The decrease in the availability of financing by the retailers due to the effects of the recent credit environment has put pressure on the high-end price points. While we have continued to introduce new specialty products in the past year, we have seen significant slowdowns in the sales of these products consistent with the overall trend of the market. However, we believe that the potential to increase market share continues to exist for future periods in this area as the economic environment improves. In our other international markets within the Americas, we also offer a wide range of products. In each market, we offer a full line of innerspring and specialty products under the Sealy and local brand names.

        In Europe, we produce, market and distribute latex products that are produced through a proprietary, continuous production process and sold to customers in the European retail market. Through fiscal 2009, these sales have been made primarily under the Pirelli brand name. However, we have strategically decided to discontinue our licensing arrangement with Pirelli effective December 31, 2009 and will transition to selling product in the European market primarily under the Sealy brand. While the main focus will continue to be latex products, we will also continue to focus on maintaining a diverse portfolio of product offerings in this market. In addition to its retail focus, our Europe segment sells latex components to other mattress, furniture and automotive manufacturers worldwide.

Customers

        Our five largest customers on a consolidated basis accounted for approximately 25.5% of our net sales for fiscal 2009 and no single customer represented more than 10% of our net sales during fiscal 2009. While we believe our relationships with these customers are stable, many arrangements are made by purchase order or are terminable at will at the option of either party. In the U.S., we serve a large and well diversified base of approximately 3,000 customers, including furniture stores, specialty bedding stores, department stores and warehouse club stores. During 2008 and the first quarter of 2009, the economic environment became more challenging and caused a higher occurrence of bankruptcies for mattress retailers. However, we have seen a decrease in the frequency of bankruptcies of our customers in the second through fourth quarter of fiscal 2009. These economic conditions have also caused some smaller mattress retailers to exit the market. We continue to remain focused on monitoring our customer relationships and working with our customers during these unpredictable and difficult times. We have been able to maintain a leading market share among the top 25 U.S. bedding retailers by wholesale sales dollars even through this uncertain economic environment. We believe this is due, in part, to the strength of our customer relationships, our large and well trained sales force, effective marketing, leading brand names and a broad portfolio of quality product offerings.

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

        In Europe, we sell finished mattresses to approximately 4,000 customers including furniture stores, specialty bedding stores and department stores. Additionally, Europe sells latex components to original equipment manufacturers (OEMs) in a variety of industries, though the primary focus is bedding or furniture applications. One customer comprises approximately 30.3% of total sales within Europe in fiscal 2009.

Sales and Marketing

        Our sales depend primarily on our ability to provide quality products with recognized brand names at competitive prices. Additionally, we work to build brand loyalty with our end-use consumers, principally through cooperative advertising with our dealers, along with superior "point-of-sale" materials designed to emphasize the various features and benefits of our products that differentiate them from other brands and targeted in-country national advertising.

        In 2008, we launched our first national advertising campaign in over a decade, "Get a Better Six", which was designed not only to deliver a strong direct-to-consumer message but also to serve as a platform for our retailers to better leverage their cooperative advertising dollars. The objective of this campaign is to motivate consumers to ask for Sealy Posturepedic products by name by achieving over one billion impressions through an integrated marketing campaign including television, print and the Internet. After its initial release in 2008, spending for this campaign has decreased in fiscal 2009.

        In the U.S., we manage all aspects of our sales force centrally in order to enable us to operate in a more coordinated and effective fashion. Our national account and regional account sales forces are organized along customer lines, and our field sales force is generally structured based on regions of the country and districts within those regions. These sales forces are measured on sales and customer profitability performance. We have a comprehensive training and development program for our sales force, including our University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help optimize a dealer's business and profitability.

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

        We believe we are the most vertically integrated U.S. manufacturer of innerspring and latex components. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability for producing substantially all of our mattress innerspring and latex component parts requirements. This vertical integration lessens our reliance upon certain key suppliers to the innerspring bedding manufacturing industry and provides us with the following competitive advantages:

  •
  procurement advantage by lessening our reliance upon industry suppliers and thus increasing our flexibility in production;

  •
  production cost advantage via cost savings directly related to our vertically integrated components production capabilities; and

  •
  response time advantage by improving our ability to react to shifts in market demands, thus improving time to market.

        Our Europe segment is a leading manufacturer of latex bedding products in Europe, with manufacturing operations in France and Italy. The Europe segment has a proprietary, low cost, high quality continuous latex production capability. This same process exists at our domestic production facility in Pennsylvania. We believe that these processes position us well so that we can offer differentiated products at lower cost.

Sources and Availability of Raw Materials and Suppliers

        Our primary raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components which we purchase from various suppliers. In the U.S., we rely upon a single supplier for certain polyurethane foam components in our mattress units. Such components are purchased under a supply agreement. We continue to develop alternative supply sources, allowing acquisition of similar component parts that meet the functional requirements of various product lines. We also purchase a significant portion of our box spring parts from third party sources under supply agreements which require that we maintain certain volume requirements based on a proportional amount of the material purchases. These volume requirements do not represent fixed purchase commitments. We are also dependent on a single supplier for the visco-elastic components and assembly of our TrueForm product line. Except for our dependence regarding polyurethane foam, visco-elastic components and assembly of our TrueForm product line, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

International

        We derived approximately 26.6% of our fiscal 2009 net sales internationally, primarily from Canada and Europe. We also generate income from royalties by licensing our brands, technology and trademarks to other manufacturers, including twelve international independent licensees.

        We have 100% owned subsidiaries in Canada, Mexico, Puerto Rico, Argentina, Uruguay, Brazil, France and Italy, which have marketing and manufacturing responsibilities for those markets. We have three manufacturing and distribution center facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Uruguay, Brazil, France and Italy, which comprise all of the company-owned manufacturing operations outside of the U.S. at November 29, 2009. As discussed above, our Europe operations have primarily sold product under the Pirelli tradename under a license agreement that expired in December 2009. We have made the strategic decision not to renew this agreement and will shift our focus in these markets primarily to Sealy products.

        We also participate in a group of joint ventures with our Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia. On December 1, 2008, we sold a 50% interest in our operations in South Korea for $1.4 million to our Australian licensee and these operations became part of the group of joint ventures. The South Korean operation principally consists of a sales office that uses a contract manufacturer to service the South Korean market. On December 4, 2008, we acquired a 50% interest in a joint venture with our Australian licensee which owns the assets of our New Zealand licensee for $1.9 million. In addition to the above, we also ship products directly into many small international markets.

        Our international operations are subject to the risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, see "Risk Factors" in Item 1A.

        For information regarding revenues and long lived assets by geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 as well as Note 20 to our Consolidated Financial Statements in Item 8.

Bedding Industry

General

        Our U.S. business within our Americas segment represents the dominant portion of our operations. The U.S. bedding industry generated wholesale revenues of approximately $6.2 billion during the calendar year 2008, according to ISPA. Based on a sample of leading mattress manufacturers, including Sealy, ISPA estimates that wholesale revenues for these manufacturers decreased approximately 9.1% in 2008. This trend has continued into 2009 and based on information published by ISPA, during the first nine months of calendar 2009, the sample of leading mattress manufacturers has seen a significant slowdown in volume, which has caused wholesale revenues to decrease approximately 13.4% from the revenues experienced in the first nine months of 2008.

        Our strategy to weather the current economic environment has been based on our breadth of product offerings at various price points. Through this period, bedding industry retailers have seen that increased traffic flow has become even more dependent on the introduction of new product. In response, we have continued our new product introductions during 2009 and plan to continue to introduce new and innovative products in future periods. We believe that there continues to be significant growth opportunities at the premium end of the market (that is, retail prices greater than $1,000 per queen size set) and as consumer demand returns, we believe that we are well positioned to take advantage of this growth. According to ISPA, mattress units sold in the United States by manufacturers at retail price points of at least $1,000, as a percentage of total industry mattress units sold, rose from 16.3% in 2003 to 26.6% in 2008. Even with the downturn of the economy in late 2008, this portion of the market has shown modest growth of 0.3% between 2007 and 2008. For 2008, this data was based on data representing 40.7% of total industry units shipped. Additionally, queen and king size mattress units sold in the United States, as a percentage of total mattress units sold, rose from 43.3% in 2000 to 47.4% in 2008, according to ISPA. The recent slowdown of the global economy has caused wholesale domestic innerspring revenue levels to decrease 10.5% from 2008 levels through the first nine months of 2009 based on information provided by ISPA. We have also seen a shift to products at lower price points during this timeframe.

        The specialty bedding category, which represents non-innerspring bedding products including visco-elastic ("memory foam"), latex foam and other mattress products, accounted for approximately 17.1% of the overall U.S. mattress market revenue in 2008 according to ISPA. Though we have seen significant historical growth in this sector, through the first nine months of 2009, wholesale revenue for specialty bedding from a sample of leading manufacturers decreased 21.6% from the levels experienced in the first nine months of 2008. We believe that once the retail environment begins to strengthen, consumers will return to purchases of specialty product and we are positioning ourselves to take advantage of this through continued new product introductions.

Competition

        The bedding industry is highly competitive and we encounter competition from many manufacturers in both domestic and foreign markets. Manufacturers in the industry principally compete by developing new products and distributing these new products in retail outlets. While many bedding manufacturers, including Sealy, offer multiple types of bedding products, some of our competitors focus on single product types. The single product focus of these competitors may afford them with a competitive advantage, particularly in the specialty bedding market, but we believe going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy) and differentiated specialty bedding offerings provides us a competitive advantage. We, together with Simmons Company and Serta, Inc., collectively accounted for approximately 50.9% of wholesale bedding industry revenues in 2008, based on figures obtained from ISPA and Furniture/Today industry publications. See "Risk Factors—The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline" in Item 1A below.

Our Strategy

        We expect to deliver profitable sales growth from three sources: U.S. innerspring products, U.S. specialty products and our International markets. To accomplish this, we intend to leverage our intellectual property, scale and vertical integration to develop innovative products, aggressively manage our cost structure and deliver superior execution in the market place. We believe these actions will allow us to maintain our leading position with bedding retailers and generate strong earnings growth.

Develop innovative products

        We continue to focus on the development of innovative products that are preferred by consumers and our retail customers. With superior, innovative product, we intend to maintain a disproportionate share of the premium-priced products in the market. Our New Product Development ("NPD") process emphasizes three key areas to improve the probability of success with each product that we launch.

  •
  designing unique product attributes;

  •
  testing the durability and quality of individual materials, components and complete system designs; and

  •
  conducting extensive consumer, retail customer and manufacturability tests.

        In designing our products, we use a cross-functional team of Sealy resources supported on an as-needed basis by external industrial design firms and development teams from current and prospective suppliers as well as an independent Orthopedic Advisory Board comprised of orthopedic surgeons, researchers and clinicians. These teams work to develop proprietary attributes that distinguish our products in the minds of the consumers and retailers from others in the market. By developing attributes that provide demonstrable performance and quality benefits, we expect retail sales associates to be better able to sell our products and end consumers to find them more desirable.

        The development of unique product attributes often involves the use of new materials and components. Before settling on specific materials or components that have the desired performance characteristics, the teams test the performance characteristics and durability of the individual materials, then as components and finally as a complete system. We are the only manufacturer with its own pressure mapping laboratory, which allows us to quantify the pressure management efficacy of each mattress that we design. We also perform other extensive quantitative tests in our own labs to predict the expected performance profile of the design over the life of the mattress.

        At various stages throughout the development process, we evaluate the look, feel and performance of prototypes with consumer and retailer focus groups. These tests allow us to identify preferences for specific attributes and designs. In parallel with these efforts, each design is evaluated for manufacturability to ensure that the ultimate design can be made efficiently and consistent with our quality standards.

        During fiscal 2009, we utilized the above NPD process to introduce a newly designed Stearns & Foster product line, which targets the luxury retail price points beginning at $1,199 per queen set. The top-of-the-line Stearns & Foster Estate models, with retail price points starting at $1,499, feature our exclusive IntelliCoil ® for optimal comfort and fabric infused with cashmere for an extra soft touch. These new products have helped us to strengthen our position in the luxury price points of the market. Based on industry data and feedback from retailers, we believe this new line has enabled us to grow market share in the United States and we are launching a similar line of products in our Canada market.

Aggressive cost structure management

        Over the past few years, we have implemented actions designed to reduce our fixed operating, selling, logistics and infrastructure costs, as well as product launch costs. In fiscal 2009 alone, we reduced our selling, general and administrative costs by more than $65 million compared to fiscal year 2008. Our actions have focused primarily on controlling costs, organizational realignments, reduced national advertising and more efficient product launches in the U.S. Through these actions, we have streamlined our workforce and have worked to reduce costs in areas such as travel and entertainment and professional fees without sacrificing our execution or performance. During the global recession of 2008 and 2009, we remained committed to aligning our cost structure with the existing retail environment. We have implemented new processes and selectively automated others to improve process quality and the productivity of our associates.

        We have also implemented many of these same types of initiatives in our international locations.

        We continue to leverage our vertical integration into the manufacturing of innersprings and latex foam to better control the design and costs of these components. Our expertise in these areas enables us to refine existing component designs and develop and manufacture proprietary designs, such as the IntelliCoil ®, while better controlling related costs.

        We will also continue to leverage our scale and purchasing power to source technology and materials globally, acquire best-in-class equipment and buy in quantities sufficient to obtain the best pricing possible.

Superior execution in the market place

        After we have developed what we believe to be innovative product at a competitive value, we intend to bring those products to market in a superior fashion. We will leverage the strength of the Sealy brands, the size of our sales force and our expertise in marketing strategies to deliver best-in-class execution in the market place.

        As the largest bedding manufacturer in the world, the Sealy brand is well known by retailers and consumers in the United States, Canada and Mexico. In the United States, Sealy is the most recognized mattress brand in the industry.

        We have the largest sales and training team in the United States bedding industry. We utilize that team to provide training and support at the store level for large and small customers. Effective training of the retail sales associates allows them to better educate consumers, who can in turn make more informed decisions when purchasing a Sealy product.

        In order to better connect directly with consumers and motivate them to visit our retail partners while delivering a strong and compelling brand message, we intend to continue developing new advertising and marketing strategies for our brands. We develop and distribute simplified point-of-sale and advertising materials to our retail partners. Our sales force works with retailers to develop successful promotional programs and leverage media assets made available to them for their own advertisements. We will continue to evaluate the use of national advertising campaigns and the internet to deliver a strong direct-to-consumer message and to serve as a platform for our retailers to better leverage their cooperative advertising dollars. The objective of these campaigns will be to motivate consumers to ask for our products by name.

Commitment to specialty products

        The specialty bedding category includes visco-elastic "memory foam" and latex foam and has experienced substantial historical growth both domestically and internationally. During the global recession, we have seen consumers focus more on value priced products. This has had a disproportionately negative impact on the specialty category. We believe that by successfully leveraging our strong brand advantage, proprietary latex manufacturing technology, and marketing and distribution capabilities, we have the potential to make significant market share gains in the specialty bedding category, which according to consumer and market research, will continue to be a significant category of the market in future years.

        We have a dedicated latex production facility in Mountain Top, Pennsylvania utilizing the proprietary technology employed in our European manufacturing facilities. We continue to focus on optimizing the efficiency of the production process and developing innovative new formulations for use in our specialty product.

Drive disproportionate growth in our international markets

        We plan to grow our international business through market-oriented strategies. In Canada, where we have the leading market share position, we also intend to expand our presence by executing a strategy which is similar to that utilized in the U.S. market. In Europe, we seek to gain market share from regional competition in a fragmented market by building on our foundation of OEM business and leveraging our sales, marketing and proprietary manufacturing expertise to gain market share with Sealy and Sealy Posturepedic branded finished goods. In Mexico, where we recently launched specialty products for the first time, we have placed more of an emphasis on consumer promotional spending in order to drive sales higher. In Argentina and Uruguay, we plan to profitably grow our positions by leveraging our sales, marketing and product development capabilities. In Brazil, we have moved to a business model under which significantly more product will be supplied by production from other Sealy manufacturing facilities. In addition, we anticipate further growth from international licensees.

Generate strong earnings growth

        We intend to increase our operating profit margins over time. We seek to accomplish this through the strategies discussed above and in the following principal ways:

  •
  Increasing the productivity and amount of retailer floor space with Sealy products by introducing successful, new products and working with retailers to effectively merchandise their floors;

  •
  Prospecting for new business with retailers not currently selling Sealy products;

  •
  Utilizing our value-engineering expertise to reduce our exposure to the highest cost materials and identifying and removing non-value added production costs while still enhancing product quality and feel to optimize flow and first pass yields;

  •
  Using management metrics to benchmark functional performance on key measures and drive comparative best practices across all disciplines;

  •
  Driving efficiency in our supply chain including strategic sourcing initiatives;

  •
  Increasing the focus on higher margin, premium and specialty bedding categories and providing compelling reasons to our customers and consumers to invest in these products; and

  •
  Managing our fixed cost base consistent with the retail market environment.

Other Company Information

Licensing

        At November 29, 2009, there were 17 separate license arrangements in effect with 6 domestic and 11 foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services (a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), Chairworks Manufacturing Group Limited (an office seating manufacturer), and Mantua Manufacturing Co. (a bed frame manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

        Our 11 foreign license agreements provide exclusive rights to market the Sealy brand in Thailand, Japan, the United Kingdom, Spain, Australia, South Africa, Israel, Saudi Arabia, Jamaica, Bahamas and the Dominican Republic. These licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets. On December 4, 2008, we acquired a 50% interest in a joint venture with our Australian licensee which owns the assets of our New Zealand licensee for $1.9 million.

        Our licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. In the fiscal years ended November 29, 2009, November 30, 2008 and December 2, 2007, the licensing group as a whole generated unaffiliated gross royalties of approximately $16.5 million, $17.6 million and $19.2 million, respectively.

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

        We own thousands of trademarks, tradenames, service marks, logos and design marks, including Sealy, Stearns & Foster and Posturepedic. We also license the Bassett tradename in various territories under a long term agreement. Through fiscal 2009, we licensed the Pirelli tradename in certain territories under an agreement that expired in December 2009. We strategically decided not to renew this contract upon its expiration and transition to sales under our Sealy brand in these territories, which are primarily concentrated in western Europe. With the exception of the Sealy New Jersey license, the domestic licenses are predominantly trademark licenses. Also, with the exception of the Sealy New Jersey license (which is of perpetual duration), each domestic license is limited by a period of years, all of which are for a length of five years or less.

        Of our over 1,200 worldwide trademarks, we believe that our Sealy, Posturepedic, and Stearns & Foster marks and affiliated logos (the Sealy script, the "butterfly logo" and the Stearns & Foster "seal") are the most well known. We have registered the Sealy, Posturepedic and Stearns & Foster marks in over 101 countries.

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

Warranties and Product Returns

        Sealy, Stearns & Foster and Bassett bedding offer limited warranties on our manufactured products. The periods for "no-charge" warranty service vary among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy branded products offer a ten year non-prorated warranty service period. Our TrueForm and MirrorForm visco-elastic line of bedding as well as our SpringFree latex line of bedding, carry a twenty year warranty on the major component, the last ten years of which are prorated on a straight-line basis. In 2006, we introduced Right Touch (which was discontinued in the third quarter of fiscal 2008), that had a twenty year limited warranty that covers only certain parts of the product and is prorated for part of the twenty years. We amended our warranty policy on Sealy brand value-priced bedding to three years beginning with our new line introduced in fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on our financial results or position.

Employees

        As of November 29, 2009 we had 4,848 full time employees. Approximately 68% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our work force to be satisfactory. We have only experienced two work stoppages by some of our employees in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The only significant organizing activity at our non-union plants during the last ten years was a petition filed by the Teamsters seeking to organize the production employees at our Mountain Top, Pennsylvania facility. At the subsequent election, the union was defeated by a wide margin. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2010 through 2012. As of November 29, 2009, our domestic manufacturing plants employed 967, 462 and 498 employees covered under collective bargaining agreements expiring in fiscal 2010, 2011, and 2012, respectively. At our international facilities, there were 685, 765 and 789 employees covered under collective bargaining agreements expiring in fiscal 2010, 2011 and 2012, respectively.

Seasonality and Production Cycle

        Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. See Note 18 to our Consolidated Financial Statements in Item 8.

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

Regulatory Matters

        Our conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. We believe that we are in compliance with all such laws and regulations.

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

        The bedding industry is highly competitive, and we encounter competition from many manufacturers in both domestic and foreign markets. We, along with Simmons Company and Serta, Inc., accounted for approximately 50.9% of U.S. wholesale revenues in 2008, according to figures obtained from ISPA and Furniture/Today industry publications. The highly competitive nature of the bedding industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. Some of our principal competitors have less debt than we have and may be better able to withstand changes in market conditions within the bedding industry. Additionally, we may encounter increased future competition and further consolidation in our industry which could magnify the competitive risks previously outlined.

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

        We have historically experienced, and we expect to continue to experience, seasonal and quarterly fluctuations in net sales and operating income. As is the case with many bedding customers, the retail business is subject to seasonal influences, characterized by strong sales for the months of June through September, which impacts our third fiscal quarter results. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. Our first fiscal quarter cash flows are typically the most unfavorable due to working capital demands and coupon payments on our 2014 Notes. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

A substantial decrease in business from our significant customers could have a material adverse effect on our sales and market share.

        Our top five customers on a consolidated basis accounted for approximately 25.5% of our net sales for fiscal 2009 and no single customer represented more than 10% of net sales for fiscal 2009. While we believe our relationships with these customers are stable, many arrangements are made by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in material write offs or loss of future business. Beginning in 2008 and continuing through the first quarter of fiscal 2009, the economic environment became more challenging and caused a higher occurrence of bankruptcies for mattress retailers. However, we have seen a decrease in the frequency of bankruptcies of our customers in the second through fourth quarter of fiscal 2009. These economic conditions have also caused some smaller mattress retailers to exit the market. Furthermore, many of our customers rely in part on consumers' ability to finance their mattress purchases with credit from third parties. If consumers are unable to obtain financing, they may defer their purchases.

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

        Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The global economy is undergoing a period of slowdown, which is characterized as a recession, and the future economic environment may continue to be less favorable than that of recent years. The U.S. economy, which contains our largest market, has been in a recession throughout much of fiscal 2008 and 2009. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers, and the purchasers of their products. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers. It has and may continue to adversely affect the ability of our customers to pay us. If such conditions continue or further deteriorate in fiscal 2010, our industry, business and results of operations may be severely impacted.

Our profitability may be materially and adversely affected by increases in the cost of petroleum-based products, steel and other raw materials.

        Our industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. During fiscal 2007 and 2008, the cost of these components saw significant increases above their recent historical averages due to volatility in prices. However, these prices were more stable in fiscal 2009. The manufacturers of products such as petro-chemicals and wire rod, which are the materials purchased by our suppliers of foam and drawn wire, may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers.

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

        We are dependent upon a single supplier for certain key polyurethane foam components which make up our various mattress brands. Such components are purchased under a supply agreement and are manufactured in accordance with proprietary process designs exclusive to the supplier. If we experience a loss or disruption in our supply of these components, we may have difficulty sourcing substitute components on terms favorable to us. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability.

We are dependent upon a single supplier for the visco-elastic components and assembly of our TrueForm product line. A disruption in the supply of these products and services could adversely affect our operations.

        We are dependent upon a single supplier for certain structural components and assembly of our TrueForm product line. These products are purchased under a supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier. If we experience a loss or disruption in our supply of these products, we may have difficulty sourcing substitute components on terms favorable to us. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability. The related product in which these components and assembly processes are used does not represent a significant portion of our overall sales.

Our significant international operations are subject to foreign exchange, tariff, tax, inflation and political risks and our ability to expand in certain international markets is limited by the terms of licenses we have granted to manufacture and sell Sealy products.

        We currently conduct significant international operations and may pursue additional international opportunities. Our international operations are subject to the risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations. We have also limited our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy bedding products. Our licensees in Australia, Jamaica and the United Kingdom have perpetual licenses, subject to limited termination rights. Our licensees in the Dominican Republic, the Bahamas, Israel, Japan, Saudi Arabia, Spain, South Africa and Thailand hold licenses for fixed terms with limited renewal rights. Fluctuations in the rate of exchange between the U.S. dollar and other currencies may affect stockholders' equity and our financial condition or results of operations.

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

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness

        After the completion of the Refinancing, we continue to have substantial indebtedness. As of November 29, 2009, we had a total of $847.5 million of debt outstanding, including $336.6 million Senior Notes, $180.1 million Convertible Notes and $268.9 million Senior Subordinated Notes. We also have approximately $36.8 million of undrawn availability under the ABL Revolver, after taking into account $24.1 million of outstanding letters of credit and borrowing base limitations.

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

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face

        The terms of the ABL Revolver agreement and the indentures governing our Senior Notes, Convertible Notes and 2014 Notes will restrict us and our subsidiaries from incurring substantial additional indebtedness in the future, but will not completely prohibit us from doing so. Our ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability. At November 29, 2009, we have $36.8 million of undrawn availability under the ABL Revolver, after taking into account $24.1 million of letters of credit and borrowing base limitations. These restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

        The agreements that govern the terms of our debt, including the indentures that govern the Senior Notes, Convertible Notes, and 2014 Notes and the credit agreement that governs our ABL Revolver, contain, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability and the ability of our subsidiaries to:

  •
  incur and guarantee indebtedness or issue preferred stock;

  •
  repay certain subordinated indebtedness prior to its stated maturity;

  •
  pay dividends or make other distributions on or redeem or repurchase our stock;

  •
  issue capital stock;

  •
  make certain investments or acquisitions;

  •
  create liens;

  •
  engage in most asset sales;

  •
  merge with or into other companies;

  •
  enter into certain transactions with stockholders and affiliates;

  •
  make capital expenditures;

  •
  make certain investments or acquisitions; and

  •
  restrict dividends, distributions or other payments from our subsidiaries.

        In addition, under the ABL Revolver, if our borrowing availability falls below the greater of 15% of the aggregate commitments thereunder and $15.0 million, we will be required to satisfy and maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we may not be able to meet this ratio. A breach of any of these covenants could result in a default under the ABL Revolver.

        A breach of the covenants or restrictions under our debt agreements and indentures governing our outstanding notes could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our ABL Revolver would permit the lenders under our ABL Revolver to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Revolver, those lenders could proceed against the Collateral granted to them to secure that indebtedness. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions we may be:

  •
  limited in how we conduct our business;

  •
  unable to raise additional debt or equity financing to operate during general economic or business downturns; or

  •
  unable to compete effectively or to take advantage of new business opportunities.

        These restrictions may affect our ability to grow in accordance with our plans.

We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to enable us to pay dividends.

        We are a holding company and conduct all of our operations through our subsidiaries and currently have no significant assets other than the capital stock of Sealy Mattress Corporation and the license to use the Pirelli brand name in European territories, which expired in December 2009. As a result, we rely on dividends and other payments or distributions from our subsidiaries to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries and the covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including Sealy Mattress Company's ABL revolver agreement and the indentures governing the Senior Notes, Convertible Notes and 2014 Notes. For instance, the agreement governing Sealy Mattress Company's ABL Revolver contains restrictions on the ability of Sealy Mattress Corporation to pay dividends or make other distributions to us subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. We currently do not meet this requirement and therefore are not able to pay a dividend. In addition, the indentures governing the Senior Notes and the 2014 Notes contain restrictions on the ability of Sealy Mattress Company to pay dividends or make other distributions to Sealy Mattress Corporation subject to specified exceptions including an amount based upon 50% of cumulative consolidated net income from the issue date of the notes.

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

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The ABL Revolver agreement and the indentures governing our Senior Notes, Convertible Notes and 2014 Notes will restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Changes in tax laws and regulations or other factors could cause our income tax rate to increase, potentially reducing our net income and adversely affecting our cash flows.

        We are subject to taxation in various jurisdictions around the world. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including changes in tax laws or regulations. A significantly higher effective income tax rate could have an adverse effect on our business, results of operations and liquidity.

        Officials in some of the jurisdictions in which we do business, including the United States, have proposed, or announced that they are reviewing tax increases and other revenue raising laws and regulations. Any resulting changes in tax laws or regulations could impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

The time and expense of defending against challenges to our trademarks, patents and other intellectual property could divert our management's attention and substantial financial resources from our business. Our goodwill and ability to differentiate our products in the marketplace could be negatively affected if we were unsuccessful in defending against such challenges.

        We hold over 1,200 worldwide trademarks, which we believe have significant value and are important to the marketing of our products to customers. We own 43 U.S. patents, a number of which have been registered in a total of 31 countries, and we have 4 domestic patents pending. In addition, we own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also own several U.S. copyright registrations, and a wide array of unpatented proprietary technology and know-how. We also license certain intellectual property rights from third parties.

        Our ability to compete effectively with other companies depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Although our trademarks are currently registered in the United States and registered or pending in 101 foreign countries, we still face risks that our trademarks may be circumvented or violate the proprietary rights of others and we may be prevented from using our trademarks if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. We also face risks as to the degree of protection offered by the various patents, the likelihood that patents will be issued for pending patent applications or, with regard to the licensed intellectual property, that the licenses will not be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our goodwill and ability to differentiate our products in the marketplace could be negatively affected and our market share and profitability could be materially and adversely affected.

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

        In February 2005, the U.S. Consumer Product Safety Commission ("CPSC") passed 16 CFR Part 1633 that effectively applies the California open flame standard, but added significant quality control, record keeping and testing requirements on mattress manufacturers, including Sealy. This rule became effective on July 1, 2007. Further, some states and the U.S. Congress continue to consider open flame regulations for mattresses and bed sets or integral components that may be different or more stringent than the CPSC standard and we may be required to make different products for different states or change our processes or distribution practices nationwide. It is possible that some states' more stringent standards, if adopted and enforceable, could make it difficult to manufacture a cost effective product in those jurisdictions and compliance with proposed new rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.

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

        We have made and will continue to make capital and other expenditures to comply with environmental requirements. We also have incurred and will continue to incur costs related to certain remediation activities. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. We are currently addressing the clean-up of environmental contamination at our former facility in Oakville, Connecticut and our former facility in South Brunswick, New Jersey. At November 29, 2009, we have accrued approximately $0.2 million and $2.3 million for the Oakville and South Brunswick clean-ups, respectively, and we believe that these reserves are adequate. While uncertainty exists as to the ultimate resolution of these two environmental matters and we believe that the accruals recorded are adequate, in the event of an adverse decision by one or more of the governing environmental authorities or if additional contamination is discovered, these matters could have a material effect on our profitability.

A change or deterioration in labor relations could disrupt our business or increase costs, which could lead to a material decline in sales or profitability.

        As of November 29, 2009, we had 4,848 full time employees. Approximately 68% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2010 through 2012. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew the various collective bargaining agreements on a timely basis or on favorable terms, or at all.

Our pension plans are currently underfunded and we will be required to make cash payments to the plans, reducing the cash available for our business.

        We have noncontributory, defined benefit pension plans covering current and former hourly employees at four of our active plants and eight previously closed facilities as well as the employees of a facility of our Canadian operations and our manufacturing facility in France. We record a liability associated with these plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded at November 29, 2009 was $12.1 million, and we expect to make estimated minimum funding contributions totaling approximately $1.1 million in 2010. If the performance of the assets in these pension plans does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plans could be higher than we expect. The domestic pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to us by Sealy, Inc. (our 100%-owned subsidiary).

        We administer our component operations at our Rensselaer, Indiana facility. Our leased facilities are occupied under operating leases, which expire from fiscal 2010 to 2043, including renewal options.

        The following table sets forth certain information regarding manufacturing and distribution facilities operated by us at January 2, 2010:

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

(b)
We engaged third parties to construct these facilities to be leased by us. The FASB's authoritative guidance requiring the Company to be considered the owner, for accounting purposes of certain leased facilities, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed.

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

        We are currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. We and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, we and our subsidiary agreed to conduct soil and groundwater remediation at the property. We do not believe that our manufacturing processes were the source of contamination. We sold the property in 1997. We and our subsidiary retained primary responsibility for the required remediation. We have completed essentially all soil remediation with the New Jersey Department of Environmental Protection's approval, and have installed a groundwater remediation system on the site. During 2005, with the approval from the New Jersey Department of Environmental Protection, we removed and disposed of sediment in Oakeys Brook adjoining the site. We continue to monitor groundwater remediation at this site. We have recorded a reserve as of November 29, 2009 of $2.3 million ($2.4 million prior to discounting at 4.75%) associated with this remediation project.

        We are also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although we are conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. We have completed essentially all soil remediation under the remediation plan and are currently monitoring groundwater at the site. We identified cadmium in the soil and ground water at the site and removed the cadmium contaminated soil and rock from the site during fiscal 2007. At November 29, 2009, we have recorded a reserve of approximately $0.2 million associated with the additional work and ongoing monitoring. We believe the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

        On June 15, 2009, Sealy was served with a lawsuit filed by Tempur-Pedic, LLC North America in the Western District of Virginia. In the lawsuit, Tempur-Pedic alleges that Sealy and sixteen other defendants are infringing a patent issued to Tempur-Pedic in March of 2009, requesting injunctive relief and unspecified damages against all of the defendants. In November 2009, Tempur-Pedic dismissed this suit without prejudice.

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

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2009
First quarter	3.68	0.80	—
Second quarter	5.83	0.43	—
Third quarter	2.80	2.02	—
Fourth quarter	3.83	2.45	—

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2008
First quarter	13.39	8.87	0.075
Second quarter	9.14	5.63	—
Third quarter	7.90	5.12	—
Fourth quarter	8.41	1.62	—

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

        As of January 2, 2010, there were approximately 153 holders of record of our common stock.

Issuer Purchases of Equity Securities

        Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. During the fourth quarter of fiscal 2009, no shares were repurchased under this program. However, during the fourth quarter of fiscal 2009, 161,275 shares were surrendered or withheld to cover the exercise price and/or tax withholding obligations in stock option exercises, as permitted under our 1998 and 2004 Stock Option Plans. See table below:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program
August 31 - September 27, 2009	45,663	$3.24	—	$83,746,985
September 28 - October 25, 2009	115,612	3.19	—	83,746,985
October 26 - November 29, 2009	—		—	83,746,985

Total	161,275		—

Performance Graph

        The following graph compares the performance through November 29, 2009 of a hypothetical $100 investment made on April 7, 2006 in (a) our common stock, (b) the S&P 500 Composite Index® and (c) an index of certain companies by the company as comparable to Sealy (the "Peer Group Index").

The companies selected to form the Peer Group Index are: Brunswick Corp., Church & Dwight Co, Chattem Inc., Energizer Holdings Inc., Ethan Allen Interiors Inc., Fortune Brands, Inc., Furniture Brands International, Harman International, Leggett & Platt Inc., La-Z-Boy Inc, Masco Corp., Mohawk Industries Inc., Nautilus Inc., Prestige Brands Holdings Inc., Polaris Industries Inc., Select Comfort Corp., Spectrum Brands, Inc., Tempur-pedic International Inc., The Scotts Miracle-Gro Co. Playtex Products Inc. which had been part of the Peer Group Index in 2006 was acquired in 2007 and is no longer a public company. As a result, Playtex Products Inc. has been removed from the Peer Group Index and Stock Performance Graph. This peer group was determined at the time that Sealy became a public company with the assistance of the investment banking firms involved in taking Sealy public. The group includes public companies in home furnishings and consumer products industries. This graph is calculated assuming that all stock dividends are reinvested during the relevant period.

Item 6.    Selected Financial Data

        The following table presents selected historical financial and other data about us. The selected historical financial data for the years ended and as of November 29, 2009, November 30, 2008, December 2, 2007, November 26, 2006 and November 27, 2005 are derived from our audited Consolidated Financial Statements and the notes thereto. However, certain of the amounts presented for periods prior to fiscal 2009 have been restated from the amounts previously presented. See Note 2 to the Consolidated Financial Statements included in Item 8 below. The consolidated financial statements for the three years ended November 29, 2009 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and are included in "Financial Statements and Supplementary Data" in Item 8 below.

        The selected historical financial and other data set forth below should be read together with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and our financial statements and the notes thereto, appearing elsewhere in this report.

	Fiscal Year(1)
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$1,290.1	$1,498.0	$1,702.1	$1,582.8	$1,469.6
Cost of goods sold	773.3	916.0	994.7	876.6	819.6
Selling, general and administrative expenses	416.4	482.6	545.6	499.6	456.3
Other (income) expense(2)	(10.7)	17.0	(15.2)	15.4	(12.7)

Income from operations	111.1	82.4	177.0	191.2	206.4
Interest expense	79.1	60.5	64.0	72.0	79.6
Other expense, net(3)	20.6	4.9	0.7	9.1	5.4

Income before provision for income taxes	11.4	17.0	112.3	110.1	121.4
Provision for income tax expense	(2.1)	20.9	34.9	37.0	53.9

Income (loss) before cumulative effect of change in accounting principle	13.5	(3.9)	77.4	73.1	67.5
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.3	—

Income (loss) available to common shareholders	$13.5	$(3.9)	$77.4	$72.8	$67.5

Basic net income (loss) per share:
Net income (loss) per share	$0.15	$(0.04)	$0.85	$0.87	$0.96
Cumulative effect of change in accounting principle	—	—	—	—	—

Earnings per common share—Basic	$0.15	$(0.04)	$0.85	$0.87	$0.96

Weighted average shares	92.3	91.2	91.3	83.6	70.4
Diluted net income (loss) per share:
Net income (loss) per share	$0.10	$(0.04)	$0.80	$0.82	$0.89
Cumulative effect of change in accounting principle	—	—	—	—	—

Earnings per common share—Diluted	$0.10	$(0.04)	$0.80	$0.82	$0.89

Weighted average shares	185.6	91.2	96.3	89.6	75.4

	Fiscal Year(1)
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Balance Sheet Data (at end of period):
Current assets	$386.4	$295.6	$343.7	$345.3	$304.4
Total assets	1,015.5	913.5	1,019.0	999.1	914.4
Current liabilities	229.2	238.5	321.9	288.2	282.0
Long term debt, net of current portion	833.8	762.2	757.3	814.2	959.8
Total debt	847.5	783.4	793.8	832.5	972.8
Common stock and options subject to redemption	—	8.9	16.2	20.3	21.6
Stockholders' deficit	(108.0)	(167.8)	(131.8)	(173.1)	(411.5)
Other Financial Data:
Dividends per common share	$—	$0.08	$0.30	0.23	$—
Depreciation and amortization	33.4	35.9	32.7	31.9	23.5
Capital expenditures	(12.4)	(25.0)	(42.4)	(30.9)	(29.4)
Cash flows provided by (used in):
Operating activities	79.3	53.7	94.4	58.2	135.0
Investing activities	(3.3)	(24.9)	(37.4)	(30.3)	(19.4)
Financing activities	25.8	(18.7)	(86.2)	(18.9)	(101.5)

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 29, 2009, November 30, 2008, November 26, 2006, and November 27, 2005 were all 52-week years. The fiscal year ended December 2, 2007 was a 53-week year. All stock share amounts have been restated to reflect the 0.7595 to 1 reverse stock split, which became effective on March 23, 2006.

(2)
Also includes the following items to the extent applicable for the periods presented: IPO expenses, recapitalization expenses, stock based compensation, goodwill impairment charges, business closure charges, plant closing and restructuring charges, amortization of intangibles, asset impairment charges and net royalty income.

(3)
Includes $17.4 million of charges related to the Refinancing and extinguishment of debt and interest rate derivatives in fiscal 2009.

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

Business Overview

        We believe we are the largest bedding manufacturer in the world, with a wholesale domestic market share of approximately 19.5% in 2008. We believe our market share in 2009 is comparable to 2008. We manufacture and market a complete line of bedding (innerspring and non-innerspring) products, including mattresses and box springs, holding leading positions in key market categories such as luxury bedding products and among leading retailers. Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brands and account for approximately 91% of our total domestic net sales for the year ended November 29, 2009. In addition to our innerspring bedding, we also produce a variety of visco-elastic ("memory foam") and latex foam bedding products. We expect to gain market share in these product lines as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring and latex mattress components requirements. During fiscal 2009, we made the strategic decision to outsource the production of our box spring components to a third party as we expect this to be more cost-advantageous for us in the current and future periods.

        The current economic and weak retail environments have affected the level of spending by end consumers and have caused a decrease in mattress sales across the industry. From January 2009 through September 2009, the total decrease in sales levels was 10.5% as reported by the International Sleep Products Association ("ISPA") sample of leading manufacturers. We expect the business environment to remain challenging in 2010.

        We continue to focus on the development of innovative products that are preferred by consumers and our retail customers. With superior, innovative product, we intend to maintain a disproportionate share of the premium-priced products in the market. In fiscal 2009, we introduced our redesigned Stearns & Foster product line which features our Variable Response Technology foam to provide a softer, more indulgent sleep surface. Additionally, we introduced three new Stearns & Foster models to target the upper-end luxury price points and new Posturepedic beds with price points above $1,000.

        Our industry continues to recover from volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. and other forces beyond our control. During fiscal 2008, the cost of these components saw significant increases above their recent historical averages. These costs, particularly those related to steel and polyurethane and latex foams, decreased during the third quarter of fiscal 2009 and we have seen some stabilization of these prices during the fourth quarter of fiscal 2009, due to reduced volatility in related commodity prices. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire, may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers.

        Our foreign subsidiaries contributed 26.6% of our total revenues during fiscal 2009 compared to 29.5% in fiscal 2008. This decrease from the prior year has been primarily driven by greater percentage decreases in sales volumes for the Canada and Europe business units during 2009, which has been driven by a combination of weaker retail sales environments and the declines in local currencies relative to the U.S. dollar.

Raw Materials

        The cost of our steel innerspring, polyurethane foam, polyester, and polyethlylene component parts were impacted sharply by the volatility in the prices of steel and petroleum in fiscal 2008. During fiscal 2009, the prices paid for steel and latex foam decreased from prior year levels and stabilized somewhat due to a reduction in the volatility in the related commodity prices. We periodically enter into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts are entered into in the normal course of business. We do not engage in commodity hedging programs, but continue to evaluate opportunities to reduce our risk associated with price volatility.

Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in accordance with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 1 to our Consolidated Financial Statements included in Item 8. We believe the following accounting estimates are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

        Cooperative Advertising, Rebate and Other Promotional Programs—We enter into agreements with our customers to provide funds to the customer for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers whereby funds may be rebated to the customer. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebate funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Most of these agreements coincide with our fiscal year; however, our customers typically have ninety days following the end of a period to submit claims for reimbursement of advertising and promotional costs. Therefore, significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by our customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Changes in underlying spending patterns related to these incentive programs could impact our margins. Costs of these programs totaled $219.5 million, $235.0 million and $275.7 million in fiscal 2009, 2008 and 2007, respectively. Of these costs, amounts associated with volume rebates, supply agreement amortization, slotting fees, end consumer rebates and other customer allowances which were recorded as a reduction of sales were $99.3 million, $101.4 million and $104.4 million in fiscal 2009, 2008 and 2007, respectively. The costs associated with cooperative advertising were recorded as selling, general and administrative expenses and were $120.2 million, $133.6 million and $171.2 million in fiscal 2009, 2008 and 2007, respectively.

        Allowance for Doubtful Accounts—Beginning in 2008 and continuing through the first quarter of fiscal 2009, the economic environment became more challenging and caused a higher occurrence of bankruptcies for mattress retailers. However, we have seen a decrease in the frequency of bankruptcies of our customers in the second through fourth quarter of fiscal 2009. These economic conditions have also caused some smaller mattress retailers to exit the market. We continue to actively monitor the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our reserve for bad debts, we also consider other general economic factors. Our management believes that our process of specific review of customers, combined with overall analytical review provides a reliable evaluation of ultimate collectibility of trade receivables. We recorded a bad debt provision of $5.5 million, or approximately 0.4% percent of sales, in fiscal 2009. Provisions for bad debts recorded in fiscal 2008 and 2007 were $10.3 million (approximately 0.7% of sales) and $6.6 million (approximately 0.4% of sales), respectively.

        Warranties and Product Returns—Our warranty policy provides a 10 year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a 20 year warranty period on the major components of our TrueForm and MirrorForm visco-elastic products as well as our SpringFree latex product, introduced in 2005, the last ten years of which are prorated on a straight-line basis. In 2006, we introduced and subsequently discontinued Right Touch, which has a twenty year limited warranty that covers only certain parts of the product and is prorated for part of the twenty years. We amended our warranty policy on Sealy brand value-priced bedding to three years beginning with our new line introduced in fiscal 2007. The impact of the changes to the warranty policies did not have a significant impact on our financial results or position. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. We utilize warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Changes in the historical trends of these returns could impact the estimates for future periods. Our accrued warranty liability totaled $16.5 million as of November 29, 2009 and November 30, 2008.

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

        Share-Based Compensation Plans—We have two share based compensation plans, as described more fully in Note 3 to our Consolidated Financial Statements included in Item 8. For new awards issued and awards modified, repurchased, or cancelled, the cost is equal to the fair value of the award at the date of the grant, and compensation expense is recognized for those awards earned over the service period. Certain of the equity awards vest based upon the Company achieving certain EBITDA performance targets. During the service period, management estimates whether or not the EBITDA performance targets will be met in order to determine the vesting period for those awards and what amount of compensation cost should be recognized related to these awards. At the date of grant, we determine the fair value of the awards using the Black-Scholes option pricing formula, the trinomial lattice model or the closing price of the Company's common stock, as appropriate under the circumstances. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of Sealy Corporation's stock, each of which impacts the fair value of the stock options. The fair value of restricted shares and restricted share units is based upon the closing price of the Company's common stock as of the grant date. We also estimate the amount of share-based awards that are expected to be forfeited based on the historical forfeiture rates experienced for our outstanding awards.

        Self-Insurance Liabilities—We are self-insured for certain losses related to medical claims with excess loss coverage of $375,000 per claim per year. We also utilize large deductible policies to insure claims related to general liability, product liability, automobile, and workers' compensation. Our recorded liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by us and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While management believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted.

        Impairment of Goodwill—We assess goodwill at least annually for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. We assess recoverability using several methodologies, including the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the indicated fair value of the reporting unit, a second analysis is performed to allocate the fair value to all assets and liabilities. If, based on the second analysis, it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

        Our fiscal 2009 annual evaluation for goodwill impairment indicated a potential impairment of the goodwill for our Argentina reporting unit. As a result, we estimated the implied fair value of the goodwill in this reporting unit compared to carrying amounts and recorded an impairment charge of $1.2 million to impair the entire balance of goodwill recorded in the Argentina reporting unit. The impairment charge is based upon the fair value of the assets and liabilities of the reporting unit.

        In the fourth quarter of fiscal 2008, market conditions deteriorated significantly. This deterioration resulting from the global economic downturn had not yet matured or been considered in our annual test of goodwill. Because of the potential impact of these conditions on our projections and the indicated fair value of our reporting units, we performed an interim evaluation of goodwill in the fourth quarter of 2008 reflecting our current views regarding the impact of the changed economic environment. This analysis indicated potential impairment in the goodwill of our Europe and Puerto Rico reporting units. As a result, we estimated the implied fair value of the goodwill in those reporting units compared to carrying amounts and recorded an impairment charge of $27.5 million to impair goodwill, including $2.8 million recorded in the Puerto Rico reporting unit and $24.7 million in the Europe reporting unit. The impairment charge recorded in fiscal 2008 was based upon estimates of the fair value of property and equipment and certain intangible assets, including customer relationships. During fiscal 2009, we completed our measurement of the impairment loss for the Europe reporting unit and concluded that the entire balance of the goodwill of this reporting unit was determined to be impaired. Thus, the $24.7 million impairment charge recognized in the fourth quarter of fiscal 2008 as an estimate required no adjustment in fiscal 2009.

        The total carrying value of our goodwill was $360.6 million and $357.1 million at November 29, 2009 and November 30, 2008, respectively. Based on the results of our annual impairment testing, the fair value of the reporting units that maintain goodwill balances at November 30, 2009 significantly exceeded their carrying value.

        Commitments and Contingencies—We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. A negative outcome of these matters is considered remote, and management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        Income Taxes—We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses, is not more likely than not. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the Consolidated Financial Statements. Our net deferred tax assets at November 29, 2009 were $26.3 million, net of a $34.3 million valuation allowance.

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

Results of Operations

        During the year-end financial close process of fiscal 2009, we discovered an error related to the depreciation of the assets acquired through our purchase of certain of our European subsidiaries in fiscal 2001. We also discovered an error related to the deferred income tax liabilities recorded on these assets. The errors, which were immaterial to the prior periods, resulted in an understatement of depreciation expense and an overstatement of the income tax provision in the Consolidated Statement of Operations for prior periods. The recorded balances of accumulated depreciation and deferred tax liabilities were likewise understated and overstated, respectively in the Consolidated Balance Sheets for prior periods.

        As further discussed in Note 2 of our Consolidated Financial Statements in Item 8, we evaluated the effects of these errors in accordance with applicable SEC guidance and concluded that no prior period is materially misstated. Nonetheless, we decided to restate our Consolidated Financial Statements as of and for the years ended November 30, 2008 and December 2, 2007, which restated periods are discussed below. Such restatement had no impact on our compliance with the indentures governing our Senior Notes, our 2014 Notes or our Convertible Notes or our ABL Revolver agreement.

Tabular Information

        The following table sets forth our summarized results of operations for fiscal years 2009, 2008 and 2007, expressed in thousands of dollars as well as a percentage of each year's net sales:

	Fiscal year(1)
	2009		2008		2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$1,290,064	100.0%	$1,498,023	100.0%	$1,702,065	100.0%
Cost of goods sold(2)	773,279	59.9	915,977	61.1	994,700	58.4

Gross profit	516,785	40.1	582,046	38.9	707,365	41.6
Selling, general and administrative expenses(2)	416,420	32.3	482,566	32.2	545,608	32.1
Goodwill impairment loss	1,188	0.1	27,475	1.8	—	—
Amortization expense	3,308	0.3	3,692	0.2	3,356	0.2
Restructuring expenses and asset impairment	1,256	0.1	3,126	0.2	—	—
Royalty income, net of royalty expense	(16,442)	(1.3)	(17,327)	(1.2)	(18,562)	(1.1)

Income from operations	111,055	8.6	82,514	5.7	176,963	10.4
Interest expense	79,092	6.1	60,464	4.0	63,976	3.8
Loss on rights for convertible notes	4,549	0.4	—	—	—	—
Refinancing and extinguishment of debt and interest rate derivatives	17,423	1.4	5,378	0.4	1,222	0.1
Gain on sale of subsidiary stock	(1,292)	(0.1)	—	—	—	—
Other income, net	(77)	—	(397)	—	(421)	—

Income before income tax expense	11,360	0.8	17,069	1.3	112,186	6.5
Income tax provision	(2,125)	(0.2)	20,872	1.4	34,865	2.0

Net income (loss)	$13,485	1.0%	$(3,803)	(0.1)%	$77,321	4.5%

Effective tax rate	(18.7)%		122.3%		31.1%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 29, 2009 and November 30, 2008 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

(2)
Included in our selling, general and administrative expenses for fiscal years 2009, 2008 and 2007 were $75.1 million, $91.2 million and $91.2 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to our customers, including approximately $5.7 million, $7.3 million and $8.4 million, respectively, of costs associated with internal transfers between our plant locations. With respect to these costs, our cost of goods sold may not be comparable with that reported by other entities.

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Fiscal year(1)
	2009	2008	2007
Americas:
United States	73.4%	70.5%	74.5%
Canada	11.7	12.5	11.5
Other	6.2	7.1	5.8

Total Americas	91.3	90.1	91.8
Europe	8.7	9.9	8.2

Total	100.0%	100.0%	100.0%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 29, 2009 and November 30, 2008 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	Fiscal year(1)
	2009		2008		2007
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$1,178,464	100.0%	$1,349,283	100.0%	$1,561,739	100.0%
Cost of goods sold	689,743	58.5	799,026	59.2	887,975	56.9

Gross profit	488,721	41.5	550,257	40.8	673,764	43.1
United States (US Dollars):
Net sales	946,951	100.0	1,055,682	100.0	1,266,355	100.0
Cost of goods sold	546,487	57.7	626,678	59.4	719,537	56.8

Gross profit	400,464	42.3	429,004	40.6	546,818	43.2
Total International (US Dollars):
Net sales	343,113	100.0	442,341	100.0	435,710	100.0
Cost of goods sold	229,784	67.0	287,304	65.0	272,918	62.6

Gross profit	113,329	33.0	155,037	35.0	162,792	37.4
Canada:
US Dollars:
Net sales	151,387	100.0	187,672	100.0	196,264	100.0
Cost of goods sold	95,004	62.8	108,795	58.0	111,737	56.9

Gross profit	56,383	37.2	78,877	42.0	84,527	43.1
Canadian Dollars:
Net sales	173,121	100.0	195,373	100.0	210,724	100.0
Cost of goods sold	108,868	62.9	113,431	58.1	120,004	56.9

Gross profit	64,253	37.1	81,942	41.9	90,720	43.1
Other Americas (US Dollars):
Net sales	80,126	100.0	105,929	100.0	99,120	100.0
Cost of goods sold	48,252	60.2	63,553	60.0	56,701	57.2

Gross profit	31,874	39.8	42,376	40.0	42,419	42.8
Europe:
US Dollars:
Net sales	111,600	100.0	148,740	100.0	140,326	100.0
Cost of goods sold	83,536	74.9	116,951	78.6	106,725	76.1

Gross profit	28,064	25.1	31,789	21.4	33,601	23.9
Euros:
Net sales	80,083	100.0	99,699	100.0	103,350	100.0
Cost of goods sold	59,895	74.8	78,518	78.8	78,420	75.9

Gross profit	20,188	25.2%	21,181	21.2%	24,930	24.1%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 29, 2009 and November 30, 2008 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

Year Ended November 29, 2009 Compared With Year Ended November 30, 2008

        Net Sales.    Our consolidated net sales for the year ended November 29, 2009 were $1,290.1 million, a decrease of $208.0 million, or 13.9% from the year ended November 30, 2008. Total

Americas net sales were $1,178.5 million for fiscal 2009, a decrease of 12.7% from fiscal 2008. This decrease was primarily related to our U.S. operations within the Americas segment. Total U.S. net sales of $947.0 million for fiscal 2009 decreased $108.7 million from $1,055.7 million in fiscal 2008, a decrease of 10.3%. The U.S. net sales decrease of $108.7 million was attributable primarily to a 9.8% decrease in wholesale unit volume, coupled with a 0.2% decrease in wholesale average unit selling price. The decrease in unit volume resulted from weak retail demand throughout the year. The slight decrease in average unit selling price was due to increased interest in our value-priced Sealy brand product as a result of its appeal to more price conscious consumers in this economic environment. However, those decreases were partially offset by increased interest in our newly designed Stearns & Foster product line which was introduced in the second quarter of fiscal 2009, the favorable impact of the July 2008 price increase, increased delivery revenue and fewer discounted floor samples in fiscal 2009 as the Stearns & Foster product launch was not distributed as widely as the Posturepedic product launched in fiscal 2008. International net sales decreased $99.2 million, or 22.4% from fiscal 2008 to $343.1 million. Excluding the effects of currency fluctuations, net sales declined 13.7% from fiscal 2008. This decline was due to the weak retail environment in all of our major markets. In Canada, local currency sales decreases of 11.4% translated into decreases of 19.3% in U.S. dollars due to a lower average value of the Canadian dollar versus the U.S. dollar. Local currency sales decreases in our Canadian market were driven by a 10.3% decrease in unit volume and a 1.2% decrease in average unit selling price. The decrease in unit volume is primarily attributable to weak Canadian retail demand while the decrease in average unit selling price is due to increased sales of value oriented beds. Elsewhere in the Americas, we have experienced sales decreases in our Mexico and South American markets. In our Europe segment, local currency sales decreases of 19.7% translated into a decrease of 25.0% in U.S. dollars due to a decline in the value of the Euro relative to the U.S. dollar. Local currency sales decreases in the European market were attributable to decreased sales of latex bed cores to other manufacturers associated with a shift in mix away from higher-priced finished product. Finished goods sales in Europe decreased 10.8% in local currency in fiscal 2009.

        Gross Profit.    Gross profit for fiscal 2009 was $516.8 million, a decrease of $65.3 million compared to fiscal 2008. As a percentage of net sales, gross profit in fiscal 2009 increased 1.2 percentage points to 40.1%. This was due to an increase in gross profit margins within the Americas segment. Total Americas gross profit in fiscal 2009 decreased $61.5 million to $488.7 million, which as a percentage of sales, represented an increase of 0.7 percentage points to 41.5%. The increase as a percentage of net sales was driven by improvements in the U.S., partially offset by decreases in Canada and the Other Americas business. U.S. gross profit decreased $28.5 million to $400.5 million or 42.3% of net sales, which is an increase of 1.7 percentage points of net sales from the prior year period. The increase in percentage of net sales was driven primarily by the continued favorable impact of operations efficiencies and lower material costs. Partially offsetting these improvements was a decrease in absorption of fixed costs. The local currency gross profit margin in Canada was 37.1% as a percentage of net sales which represents a decrease of 4.8 percentage points from fiscal 2008. This decrease as a percentage of sales was driven by the impact of currency fluctuations on raw materials purchases. In our Europe segment, the local currency gross profit margin increase of 2.4 percentage points was due to the shift in product sales mix towards more finished goods sales coupled with decreased prices of raw materials due to the deflation in the prices of the underlying commodities.

        Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $66.1 million to $416.4 million for fiscal 2009 compared to $482.6 million for fiscal 2008. As a percentage of net sales, selling, general, and administrative expenses were 32.3% for fiscal 2009 compared to 32.2% for fiscal 2008. The slight increase as a percent of sales is primarily due to lower sales volumes. The decrease in absolute dollars is primarily due to a $39.6 million reduction in volume driven variable expenses including an $18.7 million decrease in cooperative advertising and promotional costs, a $16.1 million decrease in delivery costs due primarily to a decrease in unit volume shipped and a $4.8 million decrease in bad debt expense. Fixed operating costs, exclusive of compensation expense, decreased $44.3 million from the prior year period primarily due to reductions in national advertising expenses of $14.8 million and discretionary expenditures such as professional fees and travel and entertainment. Compensation expense increased $17.7 million compared to fiscal 2008. This increase is primarily due to increases of $15.3 million for incentive-based payments and expected defined contribution plan payments, coupled with the recognition of share-based compensation expense of $9.3 million, which is non-cash in nature and the effects of which were partially offset by lower compensation expense due to reduced headcount. In addition, foreign exchange transaction and severance related costs improved $7.4 million and $5.1 million, respectively from fiscal 2008.

        Goodwill impairment loss.    During fiscal 2009, we recognized a total non-cash charge of $1.2 million related to the impairment of goodwill of our Argentina reporting unit. The impairment was indicated by our fiscal 2009 annual impairment testing of goodwill performed in the fourth quarter of fiscal 2009. The goodwill impairment reflected a reduction in the fair value of Argentina as a result of lower expected cash flows for the business and represents the entire goodwill balances for this reporting unit.

        During fiscal 2008, we recognized a total non-cash charge of $27.5 million related to the impairment of goodwill of our Puerto Rico and Europe reporting units. The impairment was indicated by an update to our fiscal 2008 annual impairment testing of goodwill performed in the fourth quarter of fiscal 2008. The goodwill impairment reflected a reduction in the fair value of Puerto Rico and Europe as a result of lower expected cash flows for the business and represents the entire goodwill balances for those reporting units.

        Restructuring expenses and asset impairment.    We recognized pretax restructuring costs of $1.3 million during fiscal 2009 as compared with costs of $3.1 million recognized in fiscal 2008. These charges primarily relate to the following actions:

        In the second quarter of fiscal 2009, management made the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third-party suppliers. As a result, we incurred certain insignificant costs related to one-time terminations of employees. Additionally, we recognized an impairment charge of approximately $1.2 million for the related equipment used in this manufacturing process that was not sold. This plan was completed in the second quarter of fiscal 2009.

        In the first quarter of fiscal 2008, management made the decision to cut back the manufacturing operations in Brazil and move to a business model under which significantly more product will be supplied by production from other Sealy manufacturing facilities. As a result, we incurred charges of $0.4 million related to employee severance and related benefits. We do not expect to incur additional restructuring charges related to this activity. The plan was completed in the fourth quarter of fiscal 2008.

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

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. We recorded a pre-tax restructuring and impairment charge related to this action of $2.5 million during fiscal 2008, of which $1.6 million was related to employee severance and benefits and other exit costs, and $0.9 million of which was non-cash in nature, related to fixed asset impairment charges. During fiscal 2009, we incurred additional charges related to this action of

$0.1 million primarily related to relocation costs. This plan was completed in the first quarter of fiscal 2009.

        Royalty Income, net of royalty expense.    Our consolidated royalty income, net of royalty expense, for fiscal 2009 decreased $0.9 million to $16.4 million from fiscal 2008 primarily due to the decreased domestic license sales along with unfavorable fluctuations in international currency rates.

        Interest Expense.    Our consolidated interest expense in fiscal 2009 increased by $18.6 million from the prior year period to $79.1 million which includes $5.3 million of non-cash interest expense related to our Convertible Notes. Our weighted average borrowing costs for fiscal 2009 and 2008 were 9.6% and 7.5%, respectively. Our borrowing cost was unfavorably impacted by our 2009 refinancing of our existing senior secured credit facilities (the "Old Senior Credit Facility") to replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants (the "Refinancing") which resulted in increased interest rates and outstanding debt balances.

        Refinancing and extinguishment of debt and interest rate derivatives.    Debt extinguishment and refinancing expenses for fiscal 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs related to our old senior term loans. Additionally, we incurred $15.2 million of charges associated with termination payments on our interest rate swap agreements that were associated with the old senior credit facility. During fiscal 2008, we incurred cash charges of $5.4 million related to the amendment of our senior credit facility which represents amounts paid to the creditors in connection with the amendment.

        Income Tax.    Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for fiscal 2009 and fiscal 2008 was (18.7)% and 122.3%, respectively. The effective rate for the fiscal 2009 period was decreased primarily due to the reversal of $11.4 million of the liability for uncertain tax positions and related interest (net) and penalties due to the expiration of statutes of limitations offset by lower pre-tax income in fiscal 2009. The effective rate for the fiscal 2008 period was increased by 91.2% due to lower pre-tax income and the impairment of goodwill for our Puerto Rico and Europe reporting units which is not tax deductible.

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

        Gross Profit.    Gross profit for fiscal 2008 was $582.0 million, a decrease of $125.3 million compared to fiscal 2007. The 2007 results include the impact of the 53rd week, which represented $13.1 million. As a percentage of net sales, gross profit in fiscal 2008 decreased 2.7 percentage points to 39.0%. This was due to a decrease in gross profit margins within both of our segments. Total Americas gross profit in fiscal 2008 decreased $123.5 million to $550.3 million, which as a percentage of sales, represented a decrease of 2.3 percentage points to 40.8%. The decrease in gross profit for the Americas segment was primarily driven by a decrease in the U.S. gross profit in fiscal 2008. U.S. gross profit decreased $117.8 million to $429.0 million or 40.6% of net sales, which is a decrease of 2.6 percentage points of net sales from the prior year period. The decrease in percentage of net sales was driven primarily by higher inflation on core inputs such as steel and foam. In addition, the domestic gross profit margin relative to the prior year was negatively impacted by less absorption of overhead expenses due to lower volume and reduced sales of higher price point products such as Stearns & Foster. Additionally, incremental costs of approximately $8.1 million were incurred in fiscal 2008 as compared to fiscal 2007 related to compliance with July 2007 federal flame retardant regulations. The U.S. gross profit was positively impacted by a change in accounting estimate related to our warranty returns reserves recorded in the second quarter of fiscal 2008 which resulted in a reduction of cost of sales of approximately $2.5 million. Also, U.S. gross profit was positively impacted by continued improvements in manufacturing efficiencies, particularly factory labor and product scrap costs. The results of fiscal 2007 include $2.5 million of refunds on lumber tariffs received from Canadian suppliers as well as $2.1 million more startup costs associated with the latex facility in Mountain Top, Pennsylvania. In Canada, our gross profit margin decreased 1.1 percentage points to 42.0% of net sales primarily due to less absorption of overhead expenses due to lower sales volumes and rising material costs. In our Europe segment, the gross profit margin decrease resulted from manufacturing ineffiencies experienced related to lower production volume and price competition experienced in the OEM business.

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

        Goodwill impairment loss.    During fiscal 2008, we recognized a total non-cash charge of $27.5 million related to the impairment of goodwill of our Puerto Rico and Europe reporting units. The impairment was indicated by an update to our fiscal 2008 annual impairment testing of goodwill performed in the fourth quarter of fiscal 2008. The goodwill impairment reflected a reduction in the fair value of Puerto Rico and Europe as a result of lower expected cash flows for the business and represents the entire goodwill balances for those reporting units. No such impairments were identified in fiscal 2007.

        Restructuring expenses and asset impairment.    We recognized pretax restructuring costs of $3.1 million during the year ended November 30, 2008. No such costs were recognized during the year ended December 2, 2007. These charges primarily relate to the following actions:

        In the first quarter of fiscal 2008, management made the decision to cut back the manufacturing operations in Brazil and move to a business model under which significantly more product will be supplied by production from other Sealy manufacturing facilities. As a result, we incurred charges of $0.5 million related to employee severance and related benefits. We do not expect to incur additional restructuring charges related to this activity. The plan was completed in the fourth quarter of fiscal 2008.

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

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. This facility was closed on October 17, 2008. This closure resulted in the elimination of approximately 114 positions, the majority of which occurred in the fourth quarter of fiscal 2008. We recorded a pre-tax restructuring and impairment charge related to this action of $2.5 million during fiscal 2008, of which $1.6 million was related to employee severance and benefits and other exit costs, and $0.9 million of which was non-cash in nature, related to fixed asset impairment charges. The impairment charges were recognized based on the difference between the carrying value and the amount expected to be recovered through sale of the property, plant and equipment. During fiscal 2009, we incurred additional charges related to this action of $0.1 million primarily related to relocation costs. This plan was completed in the first quarter of fiscal 2009.

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

        Refinancing and extinguishment of debt and interest rate derivatives.    During fiscal 2008, we incurred cash charges of $5.4 million related to the amendment of our senior credit facility which represents amounts paid to the creditors in connection with the amendment. During fiscal 2007, we incurred $1.2 million of debt extinguishment costs consisting of $1.7 million of non-cash charges offset by a $0.5 million gain related to the retirement of $68.1 million of our 2014 Notes.

        Income Tax.    Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for fiscal 2008 and fiscal 2007 was 122.3% and 31.1%, respectively. The effective rate for the fiscal 2008 period was increased by 91.2% due to lower pre-tax income and the impairment of goodwill for our Puerto Rico and Europe reporting units which is not tax deductible. The effective rate for the fiscal 2007 period was reduced by a benefit of approximately $4.4 million resulting from a reduction in our income tax reserve as a result of the elimination of certain federal and state tax exposures due to the expiration of statutes of limitations and approximately $1.8 million from the reduction of the valuation allowance on capital loss carryforwards due to the availability of capital gains, and the reversal of previously established valuation allowances for Mexican deferred tax assets, partially offset by valuation allowances established during the year.

Liquidity and Capital Resources

Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our asset-based revolving credit facility which provides commitments of up to $100.0 million maturing in May 2013 (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $12.4 million for fiscal 2009. During fiscal 2009, there was no significant spending for additional production capacity. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At November 29, 2009, we had approximately $36.8 million available for borrowing under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $24.1 million. We currently believe that our liquidity is adequate to meet our anticipated cash requirements. The calculated borrowing base under the ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 9.6% and 7.5% for fiscal 2009 and 2008, respectively. As of January 2, 2010, we had no borrowings outstanding under the ABL Revolver.

        On May 13, 2009, we announced a comprehensive plan to refinance our existing senior secured credit facilities (the "Old Senior Credit Facility") and replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants. The Refinancing converted much of the existing senior debt from debt bearing interest at variable rates to debt bearing interest at fixed rates. Due to increases in the interest rates associated with our senior debt, the amount of debt outstanding and increases in the amortization of debt issuance costs, our interest expense in future periods is expected to increase significantly. However, we do not expect cash interest payments to change significantly due to the payment in kind interest associated with the Convertible Notes (as discussed below). Based on our current cash position and the availability of funds through our ABL Revolver, we believe that we will be able to obtain additional funds as necessary during fiscal 2010 in order to support our operations.

Debt

        In connection with the Refinancing, we have: 1) entered into a new asset-based revolving credit facility which provides commitments of up to $100.0 million maturing in May 2013, which bears interest at our choice of either a base rate (determined by reference to the higher of several rates as defined by the ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%; 2) issued $350.0 million in aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"), which bear interest at 10.875% per annum payable semi-annually; and 3) issued $177.1 million in aggregate principal amount of senior secured convertible paid in kind ("PIK") notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and bear interest at 8.00% per annum payable semi-annually in the form of additional Convertible Notes.

        At November 29, 2009, there were no amounts outstanding under the ABL Revolver. The Senior Notes have an outstanding balance of $336.6 million at November 29, 2009 which gives effect to an unamortized original issue discount of $13.4 million. As of November 29, 2009, the Convertible Notes have an outstanding principal balance of $180.1 million. We also have an outstanding principal balance of $268.9 million at November 29, 2009 on the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes").

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At November 29, 2009, there were no amounts outstanding under the ABL Revolver.

        Prior to the Refinancing, we had outstanding three interest rate swap agreements related to term debt under our Old Senior Credit Facility. In connection with the Refinancing, we paid $15.2 million to terminate these interest rate swap agreements. As the future variable interest rate payments are no longer likely to be made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the year ended November 29, 2009.

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

        The outstanding 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes") consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. At November 29, 2009, the outstanding balance of the 2014 Notes was $268.9 million.

        At November 29, 2009, we were in compliance with the covenants contained within our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include the redemption or repurchase of a portion of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. During the fourth quarter of fiscal 2009, the Company repurchased and retired $5.0 million aggregate principal amount of the 2014 notes on the open market at 99.06% of par, plus accrued interest. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of November 29, 2009, we have repurchased shares for $16.3 million under this program, none of which was repurchased during fiscal 2009. From November 29, 2009 through January 2, 2010, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $13.7 million during the next twelve months, with $1.3 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase portions of our senior or subordinated debt during that time.

Dividend

        The indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends which we do not currently meet and until we do so, we will not be able to declare a dividend. Additionally, our ABL Revolver agreement includes a requirement that we meet a minimum fixed charge coverage ratio for the payment of dividends. Although we meet the minimum fixed charge coverage ratio requirement as of November 29, 2009 because we do not meet the other restrictions, we will not be able to declare a dividend.

Cash Flow Analysis

        The following table summarizes our changes in cash:

	Fiscal year(1)
	2009	2008	2007
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$78,653	$53,713	$94,382
Investing activities	(3,263)	(24,913)	(37,369)
Financing activities	26,494	(18,669)	(86,218)
Effect of exchange rate changes on cash	2,947	1,858	(1,808)

Change in cash and cash equivalents	104,831	11,989	(31,013)
Cash and cash equivalents:
Beginning of period	26,596	14,607	45,620

End of period	$131,427	$26,596	$14,607

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 29, 2009 and November 30, 2008 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

Year Ended November 29, 2009 Compared With Year Ended November 30, 2008

        Cash Flows from Operating Activities.    Our cash flow from operations increased $25.0 million to a $78.7 million net source of cash for the year ended November 29, 2009, compared to a $53.7 million net source of cash for the year ended November 30, 2008. This increase has been driven by an increase in net income from fiscal 2008 of $17.3 million coupled with net cash provided by changes in working capital in fiscal 2009 of $14.9 million compared with a net use of cash for working capital in fiscal 2008 of $17.0 million. This increase has been driven, in part by the receipt of $8.0 million of income tax refunds and improved working capital management during fiscal 2009.

        Cash Flows used in Investing Activities.    Our cash flows used in investing activities decreased approximately $21.7 million from fiscal 2008 primarily due to $8.4 million of proceeds from the sale-leaseback of our South Gate, California facility coupled with $12.5 million lower capital expenditures as compared with fiscal 2008.

        Cash Flows used in Financing Activities.    Our cash flow provided by financing activities for the year ended November 29, 2009 was $26.5 million compared with cash used in financing activities in fiscal 2008 of $18.7 million. This change has been primarily driven by the Refinancing which provided approximately $44.0 million of cash after considering the effects of the payments of costs to issue our new debt.

Year Ended November 30, 2008 Compared With Year Ended December 2, 2007

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $40.7 million to a $53.7 million net source of cash for the year ended November 30, 2008, compared to a $94.4 million net source of cash for the year ended December 2, 2007. This decrease has been primarily driven by a reduction in net income from fiscal 2007 of $81.1 million. This decrease has been partially offset by changes in working capital driven primarily by a reduction in accounts receivable balances.

        Cash Flows used in Investing Activities.    Our cash flows used in investing activities decreased approximately $12.5 million from fiscal 2007 primarily due to $17.5 million lower capital expenditures for fiscal 2008 as compared with the prior fiscal year. The decreased capital expenditures were primarily due to the completion of our new facility in Orlando, Florida, the completion of the Mountain Top, Pennsylvania facility and the commencement of work on a second production line at the same facility and the construction of a warehouse at our production site in Italy in fiscal 2007. These expenditures were partially offset by $5.0 million in lower proceeds on sales of assets. Fiscal 2007 results included $4.8 million received from the sale of our Orlando, Florida facility.

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

Debt Covenants

        Our long-term obligations contain various financial tests and covenants, but do not require that we meet quarterly financial ratio targets in order to maintain compliance. Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio in order to incur additional indebtedness and make dividend distributions to holders of our common stock, subject to certain exceptions. Additionally, the ABL Revolver requires us to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of November 29, 2009, we are in compliance with the covenants and are not in a minimum availability period under the ABL Revolver. The indentures governing our Senior Notes, Convertible Notes and Senior Subordinated Notes also require us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. We are in compliance with the fixed charge coverage ratio at November 29, 2009.

        The covenants contained in our senior debt agreements restricting our ability to enter into certain transactions are based on what we refer to herein as "Adjusted EBITDA". In the senior debt agreements, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. For instance, the indenture governing the Senior Notes, Convertible Notes and 2014 Notes and the ABL Revolver agreement each contain financial covenant ratios, specifically leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Non-compliance with the covenants contained in the ABL Revolver agreement could result in the requirement to immediately repay all amounts outstanding under this facility, while non-compliance with the debt incurrence ratios contained in the indenture governing the Senior Notes, Convertible Notes and 2014 Notes would prohibit Sealy Mattress Company and its subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. In addition, under the restricted payment covenants contained in the indenture governing the Senior Notes, Convertible Notes and 2014 Notes, the ability of Sealy Mattress Company to pay dividends is restricted by formula based on the amount of Adjusted EBITDA. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the year ended November 29, 2009, November 30, 2008 and December 2, 2007 (in thousands):

	2009	2008	2007
Net income (loss)	$13,485	$(3,803)	$77,321
Interest expense	79,092	60,464	63,976
Income taxes	(2,125)	20,872	34,865
Depreciation and amortization	33,401	35,949	32,738

EBITDA	123,853	113,482	208,900
Adjustments for debt covenants:
Refinancing charges	17,488	5,378	0
Non-cash compensation	12,638	3,375	0
KKR consulting fees	2,862	2,195	0
Severance charges	2,502	6,019	0
Goodwill impairment	1,188	27,475	0
Restructuring and impairment related charges	3,623	3,402	0
Loss on written option derivative	4,549	0	0
North American realignment	0	0	3,898
Other (various)(a)	(967)	5,600	4,048

Adjusted EBITDA	$167,736	$166,926	$216,846

(a)
Consists of various immaterial adjustments.

        As of and during the fiscal years ended November 29, 2009, November 30, 2008 and December 2, 2007, we were in compliance with the covenants contained within our debt instruments.

Off-Balance Sheet Arrangements

        We occupy premises and utilize equipment under operating leases that expire at various dates through 2023. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the fiscal years ended November 29, 2009, November 30, 2008 and December 2, 2007, we recognized lease expenses of $21.6 million, $21.6 million and $20.7 million, respectively.

        We are involved in a joint venture to develop markets for Sealy branded products in Asia. The joint venture is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. We account for our interest in the joint venture under the equity method, and our net investment of $4.5 million is recorded as a component of other assets including debt issuance costs, net within the Consolidated Balance Sheet at November 29, 2009. We believe that any possible commitments arising from this joint venture will not be significant to our consolidated financial position or results of operations.

Contractual Obligations and Commercial Commitments

        As previously discussed, our debt at November 29, 2009 consists of an asset-based revolving credit facility, under which no amounts are outstanding, $336.6 million aggregate principal amount of senior notes due 2016, $180.1 million aggregate principal amount of convertible paid-in kind notes due 2016, $268.9 million outstanding aggregate principal amount of senior subordinated notes due 2014, $41.3 million due on our financing obligations and an additional $20.5 million of other borrowings, most of which are owed by our international subsidiaries.

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

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of its tax provision. Despite our belief that the liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While we are currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these liabilities for uncertain tax positions have been presented to us and we have not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following November 29, 2009.

        In accordance with FASB authoritative guidance on accounting for uncertainty in income taxes, we maintain a reserve for uncertain tax positions. At November 29, 2009, the entire net reserve for uncertain tax positions is $20.9 million and $2.4 million as a reduction of non current deferred tax asset (including penalties and interest). At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. As such, the unrecognized tax benefit liabilities are not included in the table below.

        Our contractual obligations and other commercial commitments as of November 29, 2009 are summarized below (in thousands):

Contractual Obligations	2010	2011	2012	2013	2014	After 2015	Total Obligations
Principal maturities of long-term debt	$13,693	$3,598	$3,668	$3,533	$271,457	$551,510	$847,459
Projected interest on long-term debt(1)	82,032	83,588	85,793	88,262	91,030	117,267	547,972
Projected cash flows on derivatives(2)	—	—	—	—	—	—	—
Operating leases(3)	13,896	12,520	10,520	8,648	6,695	21,854	74,133
Obligations under license agreements(4)	953	—	—	—	—	—	953

Total	$110,574	$99,706	$99,981	$100,443	$369,182	$690,631	$1,470,517

Other Commercial Commitments	2010	2011	2012	2013	2014	After 2015	Total Commitments
Standby Letters of Credit(5)	$24,101	—	—	—	—	—	$24,101

(1)
$5.9 million of our outstanding debt at November 29, 2009 is subject to variable interest rates. Interest payments are projected based on rates in effect at November 29, 2009 assuming no variable rate fluctuations going forward. An increase in the interest rates applicable to the unhedged portion of our variable rate debt by 1% would result in approximately $0.1 million in additional annual cash interest expense. Further, these amounts include the paid in kind interest obligation related to our Convertible Notes which does not represent a cash interest payment.

(2)
Our hedging instruments consist of the projected net settlements of our interest rate swaps and foreign currency contracts as of November 29, 2009 based on the expected timing of the net payments to be received under the agreements and have not been included in the above presentation as they do not currently represent obligations of the Company. The fair value of these instruments can fluctuate based on market conditions.

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

        As discussed in Note 17 to our Consolidated Financial Statements included in Item 8, we have a $12.1 million long term obligation arising from underfunded pension plans. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. During fiscal 2010, we estimate that we will make approximately $1.1 million in contributions to the plans. In fiscal 2009, we contributed $1.9 million into the plans.

        There are no agreements to purchase goods or services with fixed or minimum obligations. The schedule above does not include normal purchases which are made in the ordinary course of business.

Foreign Operations and Export Sales

        We operate three manufacturing and distribution center facilities in Canada, and one each in Mexico, Argentina, Uruguay and Brazil. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy branded products in South East Asia. On December 1, 2008, a fifty percent interest in our operations in South Korea was sold for $1.4 million to our Australian licensee and these operations became part of the joint venture. On December 4, 2008, the Company and its Australian licensee each acquired a 50% interest in a joint venture that owns the assets of our former New Zealand licensee. The purchase price for the 50% ownership was $1.9 million. Additional contributions of $0.4 million were made by each party to the joint venture to fund the initial working capital of this entity. (See Note 13 to the Consolidated Financial Statements in Item 8). We also export products directly into many small international markets, and have license agreements in Thailand, Japan, the United Kingdom, Spain, Australia, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic. The results of these export operations are considered a component of our Americas segment.

        In addition, we own Sapsa Bedding S.A.S., a leading European manufacturer of latex bedding products in Europe, with headquarters in Italy and manufacturing operations in France and Italy and which are components of our Europe segment.

Impact of Recently Issued Authoritative Accounting Guidance

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This guidance will be effective for us beginning in fiscal 2010. We do not expect the adoption of this guidance to have a material impact on the financial statements.

        In December 2007, the FASB issued authoritative guidance on business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Guidance was also issued for recognizing and measuring goodwill acquired in a business combination. This guidance is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This guidance will be effective for us beginning in fiscal 2010. This guidance could have a potential impact should we enter into a business combination in future periods.

        In April 2008, the FASB issued authoritative guidance on the determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We will adopt this guidance as of the beginning of fiscal 2010 and do not expect the adoption of this guidance to have a material impact on the financial statements.

        In June 2008, the FASB issued authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We will adopt this guidance as of the beginning of fiscal 2010 and do not expect the adoption of this guidance to have a material impact on the financial statements.

        In November 2008, the Emerging Issued Task Force ("EITF") issued authoritative guidance which clarifies the accounting for certain transactions involving equity method investments. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We will adopt this guidance as of the beginning of fiscal 2010 and do not expect the adoption of this guidance to have a material impact on the financial statements.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. This new guidance will significantly affect the overall consolidation analysis. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This guidance will be effective for us beginning in fiscal 2010. We are still assessing the potential impact of adoption.

General Business Risk

        Our customers include furniture stores, specialty sleep shops, department stores, membership warehouse clubs, hospitality customers and other stores. In the future, these customers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of locations that carry our products. These customers are also subject to changes in consumer spending and the overall state of the economy, both domestically and internationally. As we have seen in fiscal 2008 and 2009, our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions such as the global economic downturn we have experienced have made it more difficult for us to maintain and continue our revenue growth. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

Fiscal Year

        We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 29, 2009 and November 30, 2008 were 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward and option contracts are used to hedge against the earnings and cash flow effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.8 million dollar impact on our financial position for the year ended November 29, 2009. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward contracts. At November 29, 2009, we had one forward foreign currency contract outstanding to purchase a total of 0.5 million Euros with an expiration date of December 31, 2009. Additionally, at November 29, 2009, we had outstanding forward and option foreign currency contracts to sell Canadian dollars for a total of 35.5 million US dollars. The expiration dates for the Canadian dollar contracts range from December 15, 2009 to November 15, 2010. At November 29, 2009, the fair value of these contracts was an asset of $1.1 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

Interest Rate Risk

        Prior to the Refinancing, we had outstanding three interest rate swap agreements related to term debt under our Old Senior Credit Facility. In connection with the Refinancing, we paid $15.2 million to terminate these interest rate swap agreements. As the future variable interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for fiscal 2009, in accordance with the FASB's authoritative guidance on accounting for derivative instruments.

        No assets or liabilities were recognized related to the above swap instruments at November 29, 2009 due to their termination prior to this date. The fair value of the above swap instruments was a liability of $15.9 million at November 30, 2008.

        Additionally, we have entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the debt of our Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair value of these swaps was an asset totaling $0.5 million and $0.4 million as of November 29, 2009 and November 30, 2008, respectively.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year. Based on the unhedged portion of our variable rate debt outstanding at November 29, 2008, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant impact on our annual interest expense.

Commodity Price Risks

        The cost of our steel innerspring, polyurethane foam, polyester, and polyethlylene component parts were impacted sharply by the volatility in the prices of steel and petroleum in fiscal 2008. During fiscal 2009, the prices paid for steel and latex foam decreased from prior year levels and stabilized somewhat due to a reduction in the volatility in the related commodity prices. We periodically enter into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts are entered into in the normal course of business. We do not engage in commodity hedging programs, but continue to evaluate opportunities to reduce our risk associated with price volatility.

Item 8.    Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (the "Company") as of November 29, 2009 and November 30, 2008 and related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended November 29, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of November 29, 2009 and November 30, 2008 and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 1 and 16 to the consolidated financial statements, the Company adopted new Financial Accounting Standards Board (FASB) authoritative guidance on accounting for uncertainty in income taxes, effective December 3, 2007. Also, as discussed in Note 1, the fiscal year ended December 2, 2007 included 53 weeks. The fiscal years ended November 29, 2009 and November 30, 2008 included 52 weeks.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 29, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina
January 25, 2010

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except per share amounts)

	November 29, 2009	November 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$131,427	$26,596
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2009—$26,675; 2008—$24,910)	156,850	156,583
Inventories	56,810	64,634
Prepaid expenses and other current assets	21,080	30,969
Deferred income taxes	20,222	16,775

	386,389	295,557

Property, plant and equipment—at cost:
Land	10,555	12,489
Buildings and improvements	147,415	144,881
Machinery and equipment	284,468	287,817
Construction in progress	4,551	4,121

	446,989	449,308
Less accumulated depreciation	(239,508)	(225,958)

	207,481	223,350

Other assets:
Goodwill	360,583	357,149
Other intangibles—net of accumulated amortization (2009—$18,900; 2008—$13,434)	1,937	4,945
Deferred income taxes	6,874	3,392
Debt issuance costs, net, and other assets	52,206	29,083

	421,600	394,569

Total Assets	$1,015,470	$913,476

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Balance Sheets (Continued)

(in thousands, except per share amounts)

	November 29, 2009	November 30, 2008
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion-long term obligations	$13,693	$21,243
Accounts payable	88,971	97,084
Accrued expenses:
Customer incentives and advertising	31,804	34,542
Compensation	43,105	24,797
Interest	15,230	16,432
Other	36,436	44,363

	229,239	238,461

Long term obligations, net of current portion	833,766	762,162
Other noncurrent liabilities	59,625	71,257
Deferred income taxes	832	584
Commitments and contingencies (Notes 1, 10 and 19)
Common stock and options subject to redemption	—	8,856
Stockholders' deficit:
Preferred stock, $0.01 par value; Authorized 50,000 shares;
Issued, none	—	—
Common stock, $0.01 par value; Authorized 200,000 shares; Issued and outstanding: 2009—94,417; 2008—91,800 (including shares classified above as subject to redemption: 2009—0; 2008—282)	947	917
Additional paid-in capital	885,064	668,547
Accumulated deficit	(992,950)	(817,597)
Accumulated other comprehensive loss	(1,053)	(19,711)

	(107,992)	(167,844)

Total Liabilities and Stockholders' Deficit	$1,015,470	$913,476

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	November 29, 2009	November 30, 2008	December 2, 2007
Net sales	$1,290,064	$1,498,023	$1,702,065
Cost of goods sold	773,279	915,977	994,700

Gross profit	516,785	582,046	707,365
Selling, general and administrative expenses	416,420	482,566	545,608
Goodwill impairment loss	1,188	27,475	—
Amortization expense	3,308	3,692	3,356
Restructuring expenses and asset impairment	1,256	3,126	—
Royalty income, net of royalty expense	(16,442)	(17,327)	(18,562)

Income from operations	111,055	82,514	176,963
Interest expense	79,092	60,464	63,976
Loss on rights for convertible notes	4,549	—	—
Refinancing and extinguishment of debt and interest rate derivatives	17,423	5,378	1,222
Gain on sale of subsidiary stock	(1,292)	—	—
Other income, net	(77)	(397)	(421)

Income before income tax expense (benefit)	11,360	17,069	112,186
Income tax provision (benefit)	(2,125)	20,872	34,865

Net income (loss)	$13,485	$(3,803)	$77,321

Earnings (loss) per common share—Basic	$0.15	$(0.04)	$0.85

Earnings (loss) per common share—Diluted	$0.10	$(0.04)	$0.80

Weighted average number of common shares outstanding:
Basic	92,258	91,231	91,299
Diluted	185,639	91,231	96,337

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Stockholders' Deficit

(in thousands, except per share amounts)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 26, 2006	$79,122	90,983	$904	$664,609	$(846,455)	$7,793	$(173,149)

Net income	77,321				77,321		77,321
Foreign currency translation adjustment	11,146					11,146	11,146
Excess of additional pension liability over unrecognized prior service cost, net of tax of $568	(1,160)					(1,160)	(1,160)
Adjustment to adopt certain provisions of ASC Topic 715, net of income taxes of $699						(1,028)	(1,028)
Change in fair value of cash flow hedge, net of tax of $4,667	(7,549)					(7,549)	(7,549)
Share-based compensation:
Compensation associated with stock option grants				2,124			2,124
Directors' deferred stock compensation				281			281
Cash dividend					(27,389)		(27,389)
Repurchase of common stock		(1,057)	(11)	(16,242)			(16,253)
Exercise of stock options		888	9	(6,888)			(6,879)
Excess tax benefit on options exercised				6,585			6,585
Adjustment of temporary equity subject to redemption				4,107			4,107
Other				50			50

Balance at December 2, 2007	$79,758	90,814	$902	$654,626	$(796,523)	$9,202	$(131,793)

Net loss	(3,803)				(3,803)		(3,803)
Foreign currency translation adjustment	(24,731)					(24,731)	(24,731)
Adjustment to defined benefit plan liability, net of tax of $1,045	(1,644)					(1,644)	(1,644)
Change in fair value of cash flow hedge, net of tax of $1,559	(2,538)					(2,538)	(2,538)
Cumulative effect of a change in accounting principle—adoption of certain provisions of ASC Topic 740					(10,460)		(10,460)
Share-based compensation:							—
Compensation associated with stock option grants				2,981			2,981
Directors' deferred stock compensation				26			26
Current period expense from restricted stock awards				222			222
Cash dividend					(6,811)		(6,811)
Repurchase of common stock							—
Exercise of stock options		986	14	(882)			(868)
Excess tax benefit on options exercised				407			407
Reversal of retiree put liability				2,372			2,372
Adjustment of common stock and options subject to redemption			1	8,795			8,796

Balance at November 30, 2008	$(32,716)	91,800	$917	$668,547	$(817,597)	$(19,711)	$(167,844)

Net income	13,485				13,485		13,485
Foreign currency translation adjustment	11,164					11,164	11,164
Adjustment to defined benefit plan liability, net of tax of $680	(1,814)					(1,814)	(1,814)
Change in fair value of cash flow hedges, net of tax of $44	(136)					(136)	(136)
Loss on termination of interest rate swaps, net of tax of $5,834	9,444					9,444	9,444
Share-based compensation:
Compensation associated with stock option grants				4,819			4,819
Directors' deferred stock compensation				371			371
Compensation associated with restricted stock awards				667			667
Compensation associated with restricted stock units				6,776			6,776
Exercise of stock options		271	4	23			27
Excess tax deficiency on options exercised				(647)			(647)
Distribution of rights to purchase convertible notes					(188,838)		(188,838)
Settlement of rights to purchase Convertible Notes				193,388			193,388
Conversion of Convertible Notes		2,346	23	2,267			2,290
Adjustment of common stock and options subject to redemption			3	8,853			8,856

Balance at November 29, 2009	$32,143	94,417	$947	$885,064	$(992,950)	$(1,053)	$(107,992)

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended
	November 29, 2009	November 30, 2008	December 2, 2007
Operating activities:
Net income (loss)	$13,485	$(3,803)	$77,321
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,401	35,949	32,738
Deferred income taxes	(10,403)	8,318	(5,207)
Impairment charges	2,514	28,348	—
Amortization of deferred gain on sale-leaseback	(644)	—	—
Paid in kind interest on convertible notes	5,323	—	—
Amortization of discount on new senior secured notes	709	—	—
Amortization of debt issuance costs and other	4,124	2,395	(469)
Loss on rights for convertible notes	4,549	—	—
Share-based compensation	12,633	3,392	2,891
Excess tax benefits from share-based payment arrangements	—	(406)	(6,585)
Loss (gain) on sale of assets	975	625	(1,695)
Write-off of debt issuance costs related to debt extinguishments	2,195	—	1,770
Loss on termination of interest rate swap	15,232	—	—
Payment to terminate interest rate swaps	(15,232)	—	—
Gain on sale of subsidiary stock	(1,292)	—	—
Other, net	(3,817)	(4,104)	5,980
Changes in operating assets and liabilities:
Accounts receivable	7,242	37,566	(5,285)
Inventories	7,142	5,844	(5,456)
Other current assets	16,676	(3,035)	(2,251)
Other assets	(1,161)	—	—
Accounts payable	(13,064)	(29,922)	13,243
Accrued expenses	8,220	(28,529)	(8,790)
Other liabilities	(10,154)	1,075	(3,823)

Net cash provided by operating activities	78,653	53,713	94,382

Investing activities:
Purchase of property, plant and equipment	(12,428)	(24,975)	(42,434)
Proceeds from sale of property, plant and equipment	10,388	62	5,065
Net proceeds from sale of subsidiary stock	1,237	—	—
Investments in and loans to unconsolidated affiliate	(2,322)	—	—
Repayments of loans and capital from unconsolidated affiliate	(138)	—	—

Net cash used in investing activities	(3,263)	(24,913)	(37,369)

Financing activities:
Cash dividends	—	(6,811)	(27,389)
Proceeds from issuance of long-term obligations	6,280	9,305	—
Repayments of long-term obligations, including discounts taken of $460 in 2007	(18,285)	(44,455)	(79,202)
Repayment of senior term loans	(377,181)	—	—
Proceeds from issuance of new senior secured notes	335,916	—	—
Proceeds from issuance of related party notes	177,132	—	—
Repayment of related party notes	(83,284)	—	—
Proceeds from issuance of convertible notes, net	83,284	—	—
Repayment of subordinated notes, including discounts taken of $47	(4,953)	—	—
Borrowings under revolving credit facilities	141,158	283,527	233,990
Repayments under revolving credit facilities	(205,558)	(260,617)	(206,643)
Repurchase of common stock	—	—	(16,253)
Exercise of employee stock options, including related excess tax benefits	30	482	7,166
Debt issuance costs	(27,617)	(100)	—
Other	(428)	—	2,113

Net cash provided by (used in) financing activities	26,494	(18,669)	(86,218)

Effect of exchange rate changes on cash	2,947	1,858	(1,808)

Increase in cash and equivalents	104,831	11,989	(31,013)
Cash and equivalents:
Beginning of period	26,596	14,607	45,620

End of period	$131,427	$26,596	$14,607

Supplemental disclosures:
Taxes paid (net of tax refunds of $8,000, $159 and $94 in fiscal 2009, 2008 and 2007, respectively)	$12,852	$22,882	$39,944
Interest paid	$69,397	$58,164	$62,097

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements

Note 1: Basis of Presentation and Significant Accounting Policies

Business

        Sealy Corporation and its subsidiaries (the "Company") are engaged in the consumer products business and manufacture, distribute and sell conventional bedding products including mattresses and box springs, as well as specialty bedding products which include latex and visco-elastic mattresses. The Company's products are manufactured in a number of countries in North and South America and Europe. Substantially all of the Company's trade accounts receivables are from retail customers.

Basis of Presentation and Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Sealy Corporation and its 100%-owned subsidiary companies. Intercompany transactions are eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control and consolidation is not otherwise required under the Financial Accounting Standards Board's (the "FASB") authoritative guidance surrounding the consolidation of variable interest entities. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company's equity in the net income and losses of these investments is reported in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Also, based on triggering events, the Company assesses whether it has any primary beneficial interests in any variable interest entity ("VIE") which would require consolidation of such entity. At November 29, 2009, the Company is not a beneficiary in a VIE and does not have a significant variable interest in any variable interest entity for which it is not the primary beneficiary.

        At November 29, 2009, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 49.2% of the issued and outstanding common stock of the Company.

        Significant accounting policies used in the preparation of the Consolidated Financial Statements are summarized below.

Fiscal Year

        The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2007 was a 53-week year. The fiscal years ended November 29, 2009 and November 30, 2008 were 52-week years. The net sales and gross profit attributable to the 53rd week in fiscal 2007 was $32.3 million and $13.1 million, respectively.

Subsequent Events

        The Company has evaluated subsequent events from the end of the most recent fiscal year through January 25, 2010, the date the consolidated financial statements were issued.

Recently Issued Authoritative Accounting Guidance

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This guidance will be effective for the Company beginning in fiscal 2010. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

        In December 2007, the FASB issued authoritative guidance on business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Guidance was also issued for recognizing and measuring goodwill acquired in a business combination and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This guidance will be effective for the Company beginning in fiscal 2010. This guidance could have a potential impact should the Company enter into a business combination in future periods.

        In April 2008, the FASB issued authoritative guidance on the determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company will adopt this guidance as of the beginning of fiscal 2010 and does not expect the adoption of this guidance to have a material impact on the financial statements.

        In June 2008, the FASB issued authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company will adopt this guidance as of the beginning of fiscal 2010 and does not expect the adoption of this guidance to have a material impact on the financial statements.

        In November 2008, the Emerging Issues Task Force ("EITF") issued authoritative guidance which clarifies the accounting for certain transactions involving equity method investments. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company will adopt this guidance as of the beginning of fiscal 2010 and does not expect the adoption of this guidance to have a material impact on the financial statements.

        In December 2008, the FASB issued additional authoritative guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this guidance in fiscal 2010. The adoption of this guidance will increase the disclosures in the financial statements related to the assets of the Company's defined benefit pension plans.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities. This new guidance will significantly affect the overall consolidation analysis. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This guidance will be effective for the Company beginning in fiscal 2010. The Company is still assessing the potential impact of adoption.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Revenue Recognition

        The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. The recognition criteria are met when title and risk of loss have transferred from the Company to the buyer, which is upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. The Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, slotting fees and supply agreement amortization, and records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether the customers will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Accordingly, $99.3 million, $101.4 million, and $104.4 million were recorded as a reduction of revenue for fiscal 2009, 2008 and 2007, respectively.

Product Delivery Costs

        Included in the Company's selling, general and administrative expenses in the consolidated statement of operations for fiscal 2009, 2008 and 2007 were $75.1 million, $91.2 million and $91.2 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to its customers, including approximately $5.8 million, $7.3 million and $8.4 million, respectively, of costs associated with internal transfers between plant locations.

Concentrations of Credit and Other Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, foreign currency forward and option contracts and interest rate swap arrangements. The Company places its cash and cash equivalents with major financial institutions and limits the amount of credit exposure to any one institution.

        The Company's accounts receivable arise from sales to numerous customers in a variety of markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 25.5%, 25.4% and 23.5% of the Company's net sales for the years ended November 29, 2009, November 30, 2008 and December 2, 2007, respectively. No single customer accounted for more than 10% of the Company's net sales in fiscal 2009, 2008 or 2007. During 2008 and the first quarter of 2009, the economic environment became more challenging and caused a higher occurrence of bankruptcies for mattress retailers. However, the Company has seen a decrease in the frequency of bankruptcies of its customers in the second through fourth quarter of fiscal 2009. These economic conditions have also caused some smaller mattress retailers to exit the market. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for estimated credit losses. Such losses, in the aggregate, have not materially exceeded management's estimates.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        The counterparties to the Company's foreign currency and interest rate swap agreements are major financial institutions. The Company has not experienced non-performance by any of its counterparties nor does the Company expect there to be significant non-performance risks associated with its derivative counterparties at November 29, 2009.

        The Company is presently dependent upon a single supplier for certain polyurethane foam components in its mattress units manufactured in the Americas. Such components are purchased under a supply agreement, and are manufactured in accordance with proprietary process designs exclusive to the supplier. The Company has incorporated these methods of construction into many of its branded products. The Company continually looks to develop alternative supply sources, allowing acquisition of similar component parts which meet the functional requirement of various product lines. The Company also purchases a significant portion of its box spring components from a single supplier and manufactures only a minor amount of these parts. The Company is also dependent on a single supplier for the visco-elastic components and assembly of its TrueForm product line. The related product in which these components and assembly processes are used does not represent a significant portion of overall sales. Except for its dependence regarding certain polyurethane foam and visco-elastic components and assembly of its TrueForm product line, the Company does not consider itself to be dependent upon any single outside vendor as a source of supply to its conventional bedding or specialty businesses, and the Company believes that sufficient sources of supply for the same, similar or alternative components are available.

        Approximately 68% of the employees at the Company's 25 North American plants are represented by various labor unions with separate collective bargaining agreements. The Company's current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2010 through 2012. Of the employees covered by collective bargaining agreements, approximately 50% are under contracts expiring in fiscal 2010. Certain employees at the Company's international facilities are also covered by collective bargaining agreements, which expire at various terms between fiscal 2010 and 2012.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the accrued warranty obligation, allowance for doubtful accounts, discounts and returns, cooperative advertising and promotional accruals, share-based compensation, valuation of goodwill and intangible assets, reserve for workers' compensation claims, benefit plan obligations and expenses, environmental contingencies and tax assets, liabilities and expense.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        See "Income Taxes" below regarding estimates associated with the Company's uncertain tax positions and valuation allowances against net deferred tax assets.

Foreign Currency

        Subsidiaries located outside the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' deficit (accumulated other comprehensive income (loss)) and are not tax effected since they relate to investments which are permanent in nature. At November 29, 2009 and November 30, 2008, accumulated foreign currency translation adjustments were $6.4 million and $(5.0 million), respectively. Foreign currency transaction gains and losses are recognized in cost of goods sold or selling, general and administrative expenses at the time they occur. The Company recorded foreign currency transaction (losses) gains of $(6.0 million), ($1.4 million) and $0.5 million in fiscal 2009, 2008 and 2007, respectively.

Cash and Equivalents

        The Company considers all highly liquid debt instruments with an original maturity at the time of purchase of three months or less to be cash equivalents. Included as cash equivalents are money market funds that are stated at cost, which approximates market value.

Checks Issued In Excess of Funds on Deposit

        Accounts payable and accrued compensation expenses include book overdrafts in the amounts of $7.0 million and $0.8 million at November 29, 2009 and $15.8 million and $0.9 million at November 30, 2008, respectively. The change in the reclassified amount of checks issued in excess of funds on deposit is included in cash flows from operations in the statements of cash flows.

Inventory

        The cost of inventories is determined by the "first-in, first-out" (FIFO) method, which approximates current cost. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company adjusts the basis of its inventory value for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

Supply Agreements

        The Company from time to time enters into long term supply agreements with its customers to sell its branded products to customers in exchange for minimum sales volume or a minimum percentage of the customer's sales or space on the retail floor. Such agreements generally cover a period of two to five years. In these long term agreements, the Company reserves the right to pass on its cost increases to its customers. Other costs such as transportation and warranty costs are factored into the wholesale price of the Company's products and passed on to the customer. Initial cash outlays by the Company for such agreements are capitalized and amortized generally as a reduction of sales over the life of the contract. The majority of these cash outlays are ratably recoverable upon contract termination. Such

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

capitalized amounts are included in "Prepaid expenses and other current assets" and "Debt issuance costs, net, and other assets" in the Company's Consolidated Balance Sheets.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and three to fifteen years for machinery and equipment. The Company uses the straight-line method for calculating the provision for depreciation. Depreciation expense for fiscal 2009, 2008 and 2007 was $30.1 million, $32.3 million, $29.4 million, respectively and is primarily recorded in cost of goods sold on the consolidated statements of operations.

        The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Impairment charges recognized related to property, plant and equipment within the Americas segment for fiscal 2009 were $1.3 million and relate to the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third party suppliers. Impairment charges recognized in fiscal 2008 were $0.9 million and relate to the closure of the Company's manufacturing facility in Clarion, Pennsylvania. These charges have been recorded as a component of restructuring expenses and asset impairments in the Consolidated Statements of Operations (See Note 24). No such charges were recognized in fiscal 2007.

        Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined based upon estimates of the amount to be recovered upon disposal of the facility. Such assets which meet the criteria to be reported as "assets held for sale" are shown as such in the accompanying balance sheets, and consist of land and buildings at the Company's closed manufacturing facilities and facilities that the Company is actively marketing for sale and that the Company expects to sell within one year. There were no assets qualifying as held for sale at November 29, 2009 or November 30, 2008. It is Company policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software.

Goodwill

        Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not amortized but must be reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company performs at least an annual assessment of goodwill for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company assesses recoverability using several methodologies to determine fair value of a reporting unit, which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The analysis is based upon available

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

information regarding expected future cash flows of each reporting unit and discount rates. Discount rates are based upon the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the discounted fair value of the reporting unit, a second analysis is performed to allocate the fair value to all assets and liabilities. If, based on the second analysis, it is determined that the fair value of goodwill of the reporting unit is less than the carrying value, the Company would recognize impairment for the excess of carrying value over fair value of goodwill. In connection with its fiscal 2009 annual evaluation for goodwill impairment the Company recorded a non-cash charge of $1.2 million related to the impairment of the goodwill of its Argentina reporting unit. The impairment charge is based upon the fair value of the assets and liabilities of the reporting unit. In connection with an interim evaluation of goodwill in the fourth quarter of 2008, the Company recorded a non-cash charge of $2.8 million and $24.7 million related to the impairment of the goodwill of its Puerto Rico and Europe reporting units, respectively (See Note 8). No impairment charges related to goodwill were recognized in fiscal 2007.

Debt Issuance Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense. Additional interest expense arising from such prepayments during fiscal 2009, 2008 and 2007 was $0.1 million, $0.0 million and $0.1 million, respectively.

        In connection with the refinancing of the Company's senior secured credit facilities in May 2009, the Company recorded fees in the amount of $27.6 million which were deferred and will be amortized over the life of the new agreements. Since the old senior secured term loans are considered terminated, the remaining unamortized debt issuance costs of $2.1 million were expensed and recognized as a component of refinancing and extinguishment of debt and interest rate derivatives in the Consolidated Statements of Operations. The remaining unamortized debt issuance costs associated with the old senior revolving credit facility will continue to be amortized over the life of the Company's new asset-based revolving credit facility as such credit facility met the criteria for modification treatment rather than extinguishment.

        In connection with the Second Amendment to the Third Amended and Restated Credit Agreement entered into in November 2008, the Company paid fees to the creditor in the amount of $5.4 million, which were recorded as a component of refinancing and extinguishment of debt and interest rate derivatives in the Consolidated Statements of Operations. In accordance with the FASB's authoritative guidance surrounding a debtor's accounting for a modification or exchange of debt instruments, these costs were expensed as incurred. The Company also paid approximately $0.1 million of fees to third parties that were deferred and will be amortized over the life of the amended

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

agreement. The Company has the following amounts recorded in debt issuance costs, net, and other assets (in thousands):

	November 29, 2009	November 30, 2008
Gross cost	$34,008	$11,035
Accumulated amortization	(4,783)	(2,395)

Net deferred debt issuance costs	$29,225	$8,640

Royalty Income and Expense

        The Company recognizes royalty income based on sales of Sealy, Stearns & Foster, and Bassett branded product by various licensees. The Company recognized gross royalty income of $16.5 million, $17.6 million and $19.2 million in fiscal 2009, 2008, and 2007, respectively. The decrease in royalty income in fiscal 2009 from the levels experienced in fiscal 2008 and fiscal 2007 is due to the decreased domestic licensee sales along with unfavorable fluctuations in international currency rates. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of an insignificant amount, $0.3 million and $0.6 million, in fiscal 2009, 2008, and 2007, respectively.

Income Taxes

        Income taxes are accounted for under the asset and liability method in accordance with the FASB's authoritative guidance on accounting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (See Note 16 for disclosure of amounts related to deferred taxes and associated valuation allowances).

        Effective December 3, 2007, the Company adopted new authoritative guidance surrounding accounting for uncertainty in income taxes. Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest and penalties. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. No issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in an assessment and payment of taxes related to these positions during the one year following November 29, 2009.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Advertising Costs

        The Company expenses all advertising costs as incurred. The estimated fair value of cooperative advertising costs paid to customers is recorded as a component of selling, general and administrative expense within the Consolidated Statements of Operations when the customer provides proof of advertising. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising expenses, including cooperative advertising, for fiscal 2009, 2008 and 2007 amounted to $127.3 million, $155.5 million and $188.9 million, respectively.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Warranties

        The Company's warranty policy provides a ten year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy branded products and a twenty year warranty period on the major components of the Company's TrueForm and MirrorForm visco- elastic products as well as the Company's SpringFree latex product, the last ten years of which are prorated on a straight-line basis. Though discontinued in 2008, the Company's Right Touch products have a twenty year limited warranty that covers only certain parts of the product and is prorated for part of the twenty years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. The estimate involves an average lag time in days between the sale of a bed and the date of its return, applied to the current rate of warranty returns.

        The Company amended its warranty policy on Sealy branded promotional bedding to three years for product produced after fiscal 2007. The impact of this change to the warranty policy did not have a significant impact on the Company's financial results or position.

        During fiscal 2008, the Company completed an analysis of its returns claims experience based on historical return trends for the Company's U.S. business, which resulted in a change in estimate for warranty claims. See Note 4.

        The change in the Company's accrued warranty obligations for the fiscal 2009, 2008 and 2007 was as follows (in thousands):

	November 29, 2009	November 30, 2008	December 2, 2007
Accrued warranty obligations at beginning of period	$16,487	$15,964	$15,349
Warranty claims(1)	(18,082)	(20,034)	(17,389)
Warranty provisions(2)	18,059	23,032	18,004
Change in estimate (Note 4)	—	(2,475)	—

Accrued warranty obligations at end of period	$16,464	$16,487	$15,964

(1)
Warranty claims for the year ended November 29, 2009 include approximately $9.3 million for claims associated with products sold prior to November 30, 2008 that are still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. The Company utilizes warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $5.9 million, $5.9 million and $6.2 million for fiscal 2009, 2008 and 2007, respectively.

(2)
The provision for fiscal year 2009 includes a decrease of an insignificant amount relating to increased recoverable salvage value included in the warranty obligation estimate. The provision for fiscal year 2008 includes an increase of approximately $0.5 million relating to decreased recoverable salvage value included in the warranty obligation estimate. The provision for fiscal year 2007 includes a decrease of approximately $2.1 million relating to increased recoverable salvage value included in the warranty obligation estimate.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        As of November 29, 2009 and November 30, 2008, $10.6 million and $9.9 million is included as a component of other accrued liabilities and $5.9 million and $6.6 million is included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheet, respectively.

Self-Insurance

        The Company is self-insured for certain losses related to medical claims with excess loss coverage of $375,000 per claim per year. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers' compensation. The Company's recorded liability for workers' compensation represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. The discount rate used to estimate the workers' compensation liability was 3% and 4% for fiscal 2009 and 2008, respectively. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from the Company's estimates, the Company's results of operations could be impacted. As of November 29, 2009 and November 30, 2008, $6.0 million and $4.6 million of the recorded liability is included as a component of other accrued liabilities and $6.5 million and $6.3 million is included as a component of other noncurrent liabilities within the accompanying consolidated balance sheets, respectively.

Research and Development

        Product development costs are charged to operations during the period incurred and are not considered material.

Environmental Costs

        Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, under the FASB's authoritative guidance on environmental remediation liabilities. Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

Conditional Asset Retirement Obligations

        The Company recognizes asset retirement obligations for obligations in certain of the Company's facility leases that require the Company to return those properties to the same or similar condition at the end of the lease as existed when the Company began using those facilities. Although the lease termination dates range from 2010 to 2023, the Company may be able to renegotiate such leases to extend the terms.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        Additionally, the Company also owns certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. In fiscal 2007, the Company removed asbestos at a European facility. The Company has recognized an asset retirement obligation of $0.2 million for the remaining asbestos in its European facilities. The Company has not recognized asset retirement obligations in its financial statements for asbestos at any other facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to monitor this issue and will record an asset retirement obligation when sufficient information becomes available to estimate the obligation.

        Asset retirement obligations recorded as a component of other noncurrent liabilities in the Consolidated Balance Sheets were $1.7 million and $1.5 million at November 29, 2009 and November 30, 2008, respectively. An immaterial amount of accretion and depreciation expense was recognized in fiscal 2009, 2008 and 2007.

Derivative Financial Instruments

        The Company uses financial instruments, including forward, option and swap contracts to manage its exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments allows the Company to reduce its overall exposure to fluctuations in interest rates and foreign exchange rates. The Company's hedging relationships are either designated as hedging instruments or are considered to be economic hedges which are not designated as hedging instruments.

        The Company formally documents its designated hedging relationships by identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. The effective portion of the change in fair value of a derivative is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. When the hedged item affects the income statement, the gain or loss included in accumulated other comprehensive income is reported on the same line in the Consolidated Statements of Operations as the hedged item. In addition, any ineffective portion of the changes in the fair value of derivatives used as cash flow hedges and the changes in the fair value related to those hedging instruments that are not designated as hedges for accounting purposes are reported in the Consolidated Statements of Operations as the changes occur. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer likely to occur, the Company discontinues hedge accounting and any deferred gains or losses are recorded in the Consolidated Financial Statements.

        The Company's hedging relationships that are considered to be economic hedges are recorded at their fair value at the end of each period. The resulting changes in fair value are included as a component of earnings in the period that they occur.

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

Share-Based Compensation

        New share-based compensation awards and awards modified, repurchased, or cancelled are accounted for using the fair value based method under FASB authoritative guidance surrounding share-based payments.

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

Note 2: Restatement of Previous Periods

        During the year-end financial close process of fiscal 2009, the Company discovered an error related to the depreciation of the assets acquired through the purchase of certain of its European subsidiaries in fiscal 2001. The Company also discovered an error related to the deferred income tax liabilities recorded on these assets. The errors, which were immaterial to the prior periods, resulted in an understatement of depreciation expense, recorded as a component of cost of goods sold and an overstatement of the income tax provision in the Consolidated Statement of Operations for prior periods. The recorded balances of accumulated depreciation and deferred tax liabilities were likewise understated and overstated, respectively in the Consolidated Balance Sheets for prior periods. The Company evaluated the effects of these errors on prior periods' consolidated financial statements, individually and in the aggregate, in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," and concluded that no prior period is materially misstated. However, in accordance with the provisions of this SAB Topic, the Company is restating its Consolidated Financial Statements as of and for the years ended November 30, 2008 and December 2, 2007 as follows (in thousands):

	Consolidated Balance Sheet Information as of November 30, 2008
	As Previously Reported	Adjustments	Restated
Accumulated depreciation	$(218,560)	$(7,398)	$(225,958)
Deferred income tax liabilities	4,962	(4,378)	584
Accumulated deficit	(814,298)	(3,299)	(817,597)
Accumulated other comprehensive income	(19,990)	279	(19,711)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Restatement of Previous Periods (Continued)

	Consolidated Statements of Operations Information for the Years Ended
	November 30, 2008			December 2, 2007
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cost of goods sold	$913,982	$1,995	$915,977	$992,455	$2,245	$994,700
Gross profit	584,041	(1,995)	582,046	709,610	(2,245)	707,365
Income from operations	84,509	(1,995)	82,514	179,208	(2,245)	176,963
Income before income taxes	19,064	(1,995)	17,069	114,431	(2,245)	112,186
Income tax provision	21,931	(1,059)	20,872	35,058	(193)	34,865
Net income (loss)	(2,867)	(936)	(3,803)	79,373	(2,052)	77,321
Earnings (loss) per common share—Basic	(0.03)	(0.01)	(0.04)	0.87	(0.02)	0.85
Earnings (loss) per common share—Diluted	(0.03)	(0.01)	(0.04)	0.82	(0.02)	0.80

	Consolidated Statements Stockholders' Deficit for the Years Ended December 2, 2007 and November 30, 2008
	Accumulated Deficit			Accumulated Other Comprehensive Income (Loss)
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Balance—November 26, 2006	$(846,144)	$(311)	$(846,455)	$7,793	$—	$7,793
Net income (for the year ended December 2, 2007)	79,373	(2,052)	77,321
Foreign currency translation adjustment (for the year ended December 2, 2007)	—	—	—	11,183	(37)	11,146
Balance—December 2, 2007	(794,160)	(2,363)	(796,523)	9,239	(37)	9,202
Net loss (for the year ended November 30, 2008)	(2,867)	(936)	(3,803)
Foreign currency translation adjustment (for the year ended November 30, 2008)	—	—	—	(25,047)	316	(24,731)
Balance—November 30, 2008	(814,298)	(3,299)	(817,597)	(19,990)	279	(19,711)

	Consolidated Statements of Cash Flow for the Years Ended
	November 30, 2008			December 2, 2007
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Net income (loss)	$(2,867)	$(936)	$(3,803)	$79,373	$(2,052)	$77,321
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	33,954	1,995	35,949	30,493	2,245	32,738
Deferred income taxes	8,317	(1,059)	7,258	(5,207)	(193)	(5,400)
Net cash provided by operating activities	53,713	—	53,713	94,382	—	94,382

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Restatement of Previous Periods (Continued)

	Segment Information for the Years Ended
	November 30, 2008			December 2, 2007
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Total assets:
Europe	$69,784	$(7,398)	$62,386	$122,630	$(6,223)	$116,407
Total assets	920,874	(7,398)	913,476	1,025,079	(6,223)	1,018,856

Note 3: Share-Based Compensation

  Share-Based Payment Arrangements

        At November 29, 2009, the Company has share-based compensation plans as described below. Share-based compensation expense, related income tax benefits and cash received from the exercise of stock option awards, were as follows (in thousands):

	November 29, 2009	November 30, 2008	December 2, 2007
Stock option awards	$3,337	$2,097	$2,128
Restricted shares	667	222	—
Restricted share units	6,703	—	—
Directors' deferred stock compensation	256	26	276
Adjustment to options and shares subject to redemption	—	164	487
Modifications of share-based awards	1,670	883	—

Total share-based compensation	$12,633	$3,392	$2,891

Income tax benefits related to share-based compensation	5,372	1,310	1,241

Cash received from exercise of stock option awards	27	75	866

Tax benefits realized upon exercise	280	3,044	8,133

        Share-based compensation cost has been recorded as a component of selling, general and administrative expense in the Consolidated Statements of Operations. No share based compensation cost has been capitalized and included in any assets in the accompanying Consolidated Balance Sheets.

  Modification of Awards

        During the third quarter of fiscal 2009, the Company undertook a modification to the terms of its outstanding share-based compensation awards to give effect to the dilution caused by the issuance of rights to purchase notes convertible into shares of common stock. For outstanding stock option awards granted under the 1998 Stock Option Plan ("1998 Plan"), the number of awards was increased by 32.7696% and the strike price of the awards was reduced by 24.6815%. For awards granted under the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan"), the number of awards outstanding was not adjusted, but the strike price of the outstanding awards was

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

reduced by 24.6815%. The increase to the number of outstanding awards has been treated as an additional grant of stock options under the 1998 Plan as disclosed below.

        The Company also modified the terms of its outstanding restricted share unit ("RSU") awards by increasing the number of awards by 32.7696%. This resulted in an additional 112,856 awards being granted. However, since the Company's restricted shares outstanding as of the modification date participated in the rights offering, there was no modification of these awards.

        The number of units outstanding under the Sealy Corporation Directors' Deferred Compensation Plan was also increased by 32.7696% as part of this modification, resulting in an additional 62,953 awards being granted at a grant date fair value of $2.00 per unit.

        In connection with the modification of its outstanding share-based compensation awards, the Company will recognize additional compensation expense of $2.1 million, which will be recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. Of this amount, $1.7 million was recognized in fiscal 2009 which primarily represents the additional compensation cost related to awards that were vested at the date of the modification. Unrecognized compensation cost related to this modification as of November 29, 2009 is $0.4 million and will be recognized over the remaining vesting period of the awards.

        Assumptions used in valuing stock options modified in the third quarter of fiscal 2009 were as follows:

Expected volatility	60%
Expected dividend yield	0.00%
Expected term (in years)	0.00 - 7.47
Risk-free rate	0.52% - 3.46%

        Modifications of awards given to certain former executive officers of the Company in fiscal 2008 resulted in charges of approximately $0.9 million. These charges have been recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.

  1998 Plan

        Prior to 2004, all outstanding options were issued under the 1998 Plan. On April 6, 2004, certain members of management who held options elected to rollover their options upon the completion of the merger with KKR (the "Rollover Options"). The expiration dates of the Rollover Options were uniformly extended to ten years from the date of the merger, thus resulting in a new measurement date and recognition of expense for the intrinsic value. Prior to the modification described above, the Rollover Options were accounted for using the intrinsic value method with the minimum value method having been used for disclosure purposes in previously issued financial statements. Therefore, no information was presented in previously issued financial statements with regard to significant assumptions used for fair value estimation purposes or regarding weighted average grant date fair value. Upon modification in 2009, outstanding options under the 1998 Plan were valued using the fair value method and, since these awards are fully vested, compensation expense attributable to the modification was recognized in fiscal 2009 as described above.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

        A summary of options outstanding under the 1998 Plan as of November 29, 2009, and the activity for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 30, 2008	1,935,478	$1.50
Granted(1)	620,472	1.12
Exercised	(435,684)	1.26
Forfeited	(18,104)	2.68

Outstanding November 29, 2009 (all fully vested and exercisable)	2,102,162	$1.09
Weighted average remaining contractual term	4.4 years
Aggregate intrinsic value of in-the-money options at November 29, 2009 (in thousands)	$3,073

(1)
Granted options represent the additional options awarded through the fiscal 2009 modification discussed above.

  2004 Plan

  Stock Option Awards

        The Company's Board of Directors adopted the 2004 Plan that provides for the grant of cash and cashless exercise stock options, restricted share awards, restricted share unit awards, stock appreciation rights and/or dividend equivalent rights to management, other key employees and non-employee directors on terms and subject to conditions as established by the Compensation Committee of Sealy Corporation's Board of Directors or certain of the committee's designees. Effective May 26, 2009, the Company adopted the Second Amended and Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries which, among other things, increases the number of shares available for issuance under the 2004 Plan from 15,190,000 to 40,190,000. Upon exercise, the Company will issue new shares of common stock.

        Stock options under the 2004 Plan are granted in part as: 1) "time options," which vest and become exercisable ratably on a monthly basis generally over the first three to five years following the date of grant; 2) "old performance options," which were granted prior to fiscal 2008 and vest and become exercisable over the fiscal years through fiscal year 2008 upon the achievement of certain EBITDA performance targets, and in any event by the eighth anniversary of the date of grant; and 3) "new performance options," issued during fiscal 2008, which vest and become exercisable only upon achievement of certain EBITDA performance targets and do not have a time vesting component. As of November 29, 2009, approximately 5.9 million time options and 3.7 million performance options were issued and outstanding. The Company has not met the EBITDA performance targets for fiscal 2008 and 2007 for the old performance options; thus, the 2008 and 2007 portions of these options have not become vested based on the accelerated vesting provisions. Since management has determined that certain of the cumulative EBITDA performance targets for the old performance options granted prior to 2008 will not be met, these performance options are being amortized over the first eight years

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

following the date of grant. Management has also determined that the cumulative EBITDA performance targets for the new performance options granted after fiscal 2008 will not be met and therefore has not recognized any compensation expense related to options to purchase 669,532 shares of common stock since these options do not vest if the performance targets are not achieved. Approximately 50% of the total outstanding performance options are vested as of November 29, 2009.

        Prior to the modification of awards in fiscal 2009 discussed above, all options issued under the 2004 Plan, which were outstanding at August 29, 2005, were accounted for using the intrinsic value method. Subsequent to the modification of these awards, all options granted under the 2004 Plan are accounted for using the fair value method.

        As of November 29, 2009, there was $4.0 million of unrecognized compensation cost associated with grants under the 2004 Plan. That cost is expected to be recognized over a weighted average period of 4.1 years. The Company valued these stock option grants using the trinomial lattice model. The weighted average grant date fair value for all option grants, total intrinsic value of options exercised and assumptions used to value options, excluding those granted through the modification discussed above, for fiscal 2009, 2008 and 2007 were as follows:

	Year ended
	November 29, 2009	November 30, 2008	December 2, 2007
Weighted average grant date fair value of options granted	$0.64	$2.04	$5.16
Total intrinsic value of options exercised (in thousands)	$633	$8,374	$21,038
Assumptions used to value options:
Expected volatility	60%	40% - 60%	30%
Expected dividend yield	0.00%	0.00% - 3.35%	1.76% - 2.24%
Expected term (in years)	5.63 - 5.90	5.66 - 6.53	6.71 - 8.39
Risk free rate	1.92% - 2.07%	1.35% - 3.48%	4.19% - 4.85%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimates expected volatility based on its own shares weighted with a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is based on the Company's then current quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date for options granted prior to the suspension of the dividend in the second quarter of fiscal 2008. The expected dividend yield for options granted after the decision was made to suspend the dividend was assumed to be zero. Expected term is based on an analysis of the early exercise behavior of employees. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company also estimates the amount of share-based awards that are expected to be forfeited based on the historical forfeiture rates experienced for its outstanding awards.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

        A summary of options outstanding under the 2004 Plan as of November 29, 2009, and the activity for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 30, 2008	9,948,520	$6.96
Granted	58,487	$0.89
Forfeited	(438,230)	$5.38

Outstanding November 29, 2009	9,568,777	$5.20
Weighted average remaining contractual term	5.3 years
Aggregate intrinsic value of in-the-money options (in thousands)	$1,554
Exercisable at November 29, 2009	6,062,663
Weighted average remaining contractual term	5.2 years
Aggregate intrinsic value of in-the-money options (in thousands)	$555

  Restricted Shares and Share Unit Awards

        The Company has outstanding 291,971 restricted shares that are considered to be non-vested shares. The rights associated with these shares are the same as those of the Company's outstanding common shares (Note 22) except that they cannot be sold by the holder until the end of the vesting period. Two-thirds of such restricted shares will vest on the second anniversary of the grant date, and one-third of such restricted shares will vest on the third anniversary of the grant date. As of November 29, 2009, the remaining unrecognized compensation cost related to restricted stock awards was $1.1 million which is expected to be recognized over the remaining vesting period of 1.6 years. As of November 29, 2009, none of the outstanding restricted stock awards have vested.

        During fiscal 2009, the Company approved grants of 17,084,368 restricted share units (RSUs). The weighted average grant date fair value of these awards is based on the closing price of the Company's common stock as of the grant date. The Company has outstanding 16,627,112 RSUs which vest based on the passage of time and do not contain performance requirements. These time-based RSU awards accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited. The number of RSUs granted discussed above give effect to this accretion. The Company also has outstanding 457,256 RSUs which vest based on the attainment of certain performance targets that are tied to the Company's earnings performance. If these performance targets are not met, then the RSUs will not vest. As of November 29, 2009, the remaining unrecognized compensation cost related to these outstanding RSUs on a fully accreted basis was $22.2 million which will be recognized based on the Company's forecasted attainment of the performance targets or over time depending upon the vesting criteria of the award. As of November 29, 2009, it is the Company's expectation that the performance targets for RSUs with performance targets will be met.

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

        A summary of restricted share unit awards outstanding as of November 29, 2009 and the activity for the year then ended, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 30, 2008	—	$0.00
Granted	17,084,368	2.01
Vested	(102,923)	2.00
Forfeited	(26,539)	2.00

Outstanding November 29, 2009	16,954,906	$2.02
Weighted average remaining vesting period	3.4 years

  Special Retiree Put Obligations

        Concurrent with the merger with KKR in 2004, three officers of the Company were given options to sell their shares of stock in Sealy Corporation back to the Company upon their retirement. The Company recognized a retiree put obligation for the resulting obligation to repurchase shares retained by Company stockholders prior to the April 6, 2004 merger with KKR ("Rollover Shares") held by these officers. Subsequent changes in the calculated sales price per share, primarily resulting from the consolidated net income of Sealy Corporation and subsidiaries, dividend distributions, and certain other equity transactions resulted in compensation expense of $0.2 million and $0.5 million for the fiscal years 2008 and 2007, respectively. This expense is recorded as a component of selling, general and administrative expense. The right to sell the vested shares of the Company's common stock expired during fiscal 2008 and $1.5 million of the related liability was reclassified from other noncurrent liabilities to common stock and options subject to redemption and $2.4 million of the related liability was reclassified from other noncurrent liabilities to additional paid in capital within the accompanying Consolidated Balance Sheet as of November 30, 2008 (See Note 22). Because of the expiration of these rights in fiscal 2008, no compensation expense was recognized in fiscal 2009 related to this provision.

  Directors' Deferred Stock Compensation

        Under the Sealy Corporation Directors' Deferred Compensation Plan (the "Directors Plan"), the members of the Company's Board of Directors may make an annual election to receive their fees in the form of equity share units in lieu of cash. The number of units received is determined based on the number of shares that could be purchased with the directors' fees at the current fair value of the shares. Directors will receive additional units for shares that could be purchased with future dividends, if any. Following a director's departure from the board, but no sooner than six months thereafter, the director may receive payment for the balance of the deferred compensation share units. The form of

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 3: Share-Based Compensation (Continued)

payment, whether in shares of stock or in cash equivalent to the fair value of the shares at the time of payment, is at the discretion of the Company. The Company accounts for share units issued under the Directors Plan as equity awards, recognizing a charge against earnings for the expense associated with the Directors Plan, with a corresponding credit to additional paid-in capital. Share units issued following the adoption of the FASB's authoritative guidance requiring the use of the fair value method are not adjusted for subsequent changes in the fair value of the underlying stock, although units outstanding at the date of adoption continue to be so adjusted. During fiscal 2009 and 2007, the Company recognized expense of $0.4 million and $0.3 million, respectively, related to the Directors Plan. During fiscal 2008, the Company recognized an insignificant amount of compensation expense related to the Directors Plan. A summary of share units outstanding under the Sealy Corporation Directors' Deferred Compensation Plan as of November 29, 2009, and activity for the year then ended, is presented below:

	Share Units	Weighted Average Grant Date Fair Value
Outstanding November 30, 2008	135,284	$9.17
Granted(1)	177,504	2.25

Outstanding November 29, 2009 (all fully vested at grant date)	312,788	$5.24

(1)
Granted awards include an additional 62,953 awards issued through the fiscal 2009 modification discussed above.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 5: Inventories

        The components of inventory as of November 29, 2009 and November 30, 2008 were as follows (in thousands):

	November 29, 2009	November 30, 2008
Raw materials	$29,700	$27,335
Work in process	19,158	29,140
Finished goods	7,952	8,159

	$56,810	$64,634

Note 6: Assets Held for Sale

        The Company sold its old Orlando, Florida facility which was treated as an asset held for sale with a carrying value of $2.3 million in March 2007. In connection with this sale, a pretax gain on sale of the facility of approximately $2.6 million was recorded as a reduction of selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 7: Assets Constructed on Behalf of the Company

        The Company has engaged third parties to construct production facilities to be leased by the Company. When entities are involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed, the FASB's authoritative guidance requires the Company to be considered the owner, for accounting purposes, of these production facilities. Accordingly, in fiscal 2007, the Company recorded an additional $5.2 million in property, plant and equipment with an offsetting financing obligation in the Consolidated Balance Sheets for a facility that was placed in service in February 2007. In fiscal 2008, the Company amended one of these leases which had the effect of extending the lease term. Based on this amendment, an additional $1.6 million of property, plant and equipment with an offsetting financing obligation was recognized in the Consolidated Balance Sheets. During the lease terms, the Company recognizes building depreciation and interest expense for the obligations. The Company has recorded $36.1 million and $38.4 million as of November 29, 2009 and November 30, 2008, respectively in buildings related to these facilities. The associated financial obligations are $41.3 million and $42.3 million as of November 29, 2009 and November 30, 2008, respectively in the Consolidated Balance Sheets. The recording of these assets is a non-cash item for the purposes of the Consolidated Statements of Cash Flow.

Note 8: Goodwill and Other Intangible Assets

        The Company assesses goodwill at least annually for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company assesses recoverability using several methodologies, including the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the indicated fair value of the reporting unit, a second analysis is performed to allocate the fair value to all assets and liabilities. If, based on the second analysis, it is

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Goodwill and Other Intangible Assets (Continued)

determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

        The Company's fiscal 2009 annual evaluation for goodwill impairment indicated a potential impairment of the goodwill for its Argentina reporting unit. As a result, the Company estimated the implied fair value of the goodwill in this reporting unit compared to carrying amounts and recorded an impairment charge of $1.2 million to impair the entire balance of goodwill recorded in the Argentina reporting unit. The impairment charge is based upon the fair value of the assets and liabilities of the reporting unit.

        In the fourth quarter of fiscal 2008, market conditions deteriorated significantly. This deterioration resulting from the global economic downturn had not yet matured or been considered in the annual test of goodwill. Because of the potential impact of these conditions on the Company's projections and the indicated fair value of its reporting units, the Company performed an interim evaluation of goodwill in the fourth quarter of 2008 reflecting its current views regarding the impact of the changed economic environment. This analysis indicated potential impairment in the goodwill of the Europe and Puerto Rico reporting units. As a result, the Company estimated the implied fair value of the goodwill in those reporting units compared to carrying amounts and recorded an impairment charge of $27.5 million to impair goodwill including $2.8 million recorded in the Puerto Rico reporting unit and $24.7 million in the Europe reporting unit. The impairment charge recorded in fiscal 2008 was based upon estimates of the fair value of property and equipment and certain intangible assets, including customer relationships. During fiscal 2009, the Company completed its measurement of the impairment loss for the Europe reporting unit and concluded that the entire balance of the goodwill of this reporting unit was determined to be impaired. Thus, the $24.7 million impairment charge recognized in the fourth quarter of fiscal 2008 as an estimate required no adjustment in fiscal 2009.

        No impairment of goodwill was identified related to the Company's other reporting units or its other intangible assets. The Company did not record any impairment charges during fiscal 2007 related to goodwill or other intangible assets.

        The changes in the carrying amount of goodwill for the years ended November 29, 2009 and November 30, 2008 are as follows:

	Americas	Europe	Total
	(in thousands)
Balance as of December 2, 2007	$366,943	$28,517	$395,460
Impairment loss	(2,831)	(24,644)	(27,475)
Decrease due to foreign currency translation	(6,963)	(3,873)	(10,836)

Balance as of November 30, 2008	357,149	—	357,149
Impairment loss	(1,188)	—	(1,188)
Increase due to foreign currency translation	4,622	—	4,622

Balance as of November 29, 2009	$360,583	$—	$360,583

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Goodwill and Other Intangible Assets (Continued)

        Other intangibles as of November 29, 2009 and November 30, 2008, which are all in the Americas segment, consisted of the following:

	2009	2008
	(in thousands)
Licenses	$20,837	$18,379
Less accumulated amortization	(18,900)	(13,434)

Licenses—net	$1,937	$4,945

        Licenses are amortized on the straight-line method over periods ranging from 5 to 15 years. Amortization expense related to these licenses was $3.3 million, $3.7 million and $3.4 million, for fiscal 2009, 2008 and 2007, respectively and has been recorded as a component of royalty income, net within the accompanying Consolidated Statements of Operations. The Company expects to recognize amortization expense relating to these intangibles of $0.6 million in 2010, $0.3 million in 2011, $0.3 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $0.5 million thereafter.

Note 9: Long Term Obligations

        Long term debt as of November 29, 2009 and November 30, 2008 consisted of the following:

	November 29, 2009	November 30, 2008
	(in thousands)
Asset-based revolving credit facility	$—	$—
Old senior revolving credit facility	—	64,400
New senior secured notes	336,625	—
Convertible notes(1)	180,109	—
Old senior secured term loans	—	377,181
Senior subordinated notes	268,945	273,945
Financing obligations(2)	41,296	42,348
Other	20,484	25,531

	847,459	783,405
Less current portion	(13,693)	(21,243)

	$833,766	$762,162

(1)
Convertible notes includes accrued paid in kind interest of $5.3 million for which notes have not yet been issued.

(2)
Financing obligations are related to facilities in which the Company was involved in the construction that have been capitalized in accordance with the FASB's authoritative guidance on the effect of lessee involvement in asset construction. The related leases have terms ranging from 10 to 16 years.

  Debt Refinancing

        On May 13, 2009, the Company announced a comprehensive plan to refinance its existing senior secured credit facilities and replace them with indebtedness that has longer-dated maturities and

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Long Term Obligations (Continued)

eliminates quarterly financial ratio based maintenance covenants unless the Company is in a minimum availability period as discussed below (the "Refinancing"). Through the Refinancing, the Company has: 1) entered into a new asset-based revolving credit facility (the "ABL Revolver") which provides commitments of up to $100.0 million maturing in May 2013; 2) issued $350.0 million in aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"); and 3) issued $177.1 million in aggregate principal amount of senior secured convertible paid in kind ("PIK") notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes").

        The Convertible Notes were issued pursuant to a rights offering issued to all existing shareholders of the Company's common stock which expired on July 2, 2009. The Company issued the related $177.1 million of Convertible Notes on July 10, 2009. Approximately $93.8 million of the Convertible Notes were issued through a forward purchase agreement with a related party, Sealy Holding LLC (the "Purchaser"), an affiliate of KKR. The forward purchase agreement required the exercise of the rights assigned to the Purchaser as well as an oversubscription for those rights that were not exercised by other common shareholders.

        The proceeds from the Refinancing were used to repay all of the outstanding amounts due under the Company's previously existing senior secured credit facilities, which consisted of a $125 million senior revolving credit facility and senior secured term loans, and to increase cash for general operating purposes.

  ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. Borrowings under the ABL Revolver bear interest at the Company's choice of either 1) a base rate (determined by reference to the higher of i) the prime rate; ii) the federal funds effective rate plus one-half of one percent; or iii) the three month LIBOR rate for U.S. dollar deposits) plus 1% plus an applicable margin of 3.00% or 2) a three month LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%. The ABL Revolver also requires the Company to pay a commitment fee for the unused portion. As of November 29, 2009, there were no amounts outstanding under the ABL Revolver. At November 29, 2009, the Company had approximately $36.8 million available for borrowing under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $24.1 million.

        The obligations under the Company's ABL Revolver are guaranteed by the Company and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and its current and future domestic subsidiaries through a first-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing, and a second-priority security interest in substantially all of the material real property, equipment, Intellectual Property, equity interests and equipment and all other assets of the Company and its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Long Term Obligations (Continued)

        The ABL Revolver imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The ABL Revolver agreement also requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of November 29, 2009, the Company is not in a minimum availability period under the ABL Revolver.

        In accordance with FASB authoritative guidance, the Company will classify any outstanding borrowings on its ABL Revolver, which has a maturity date of more than one year from the balance sheet date, as a current liability since it includes both a lockbox arrangement and a subjective acceleration clause.

  Senior Secured Notes

        On May 29, 2009, the Company issued $350.0 million aggregate principal amount of Senior Notes maturing April 2016 bearing interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which is based on an imputed interest rate of 11.75%. This discount will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Consolidated Statement of Operations. For fiscal 2009, the Company recognized additional interest expense of $0.7 million related to the accretion of the OID. The Senior Notes rank equally in right of payment with all of the Company's existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and the Convertible Notes and senior in right of payment to any existing and future subordinated indebtedness, including the existing 8.25% Senior Subordinated Notes due 2014 ("2014 Notes"). The obligations under the Senior Notes are guaranteed by the Company and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and the assets of its current and future domestic subsidiaries through a first-priority security interest in substantially all of the Company's material real property and equipment and all other assets of its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis, and a second-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing.

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

        The issuance of the rights to purchase the Convertible Notes was considered a non-monetary distribution of $188.8 million in the second quarter of fiscal 2009. Further, the fair value of the rights which represented issuance of the Convertible Notes at a substantial premium have been accounted for as additional paid-in capital. The distribution was recorded at its fair value based on the initial trading value of the rights on the active market on which they trade. See Note 11. The rights are considered to constitute written options which are accounted for as derivative instruments and were adjusted, prior to exercise or expiration, to fair value through earnings. See Note 12.

        On May 15, 2009, the Company entered into a forward purchase agreement (the "Forward Contract") with the Purchaser in connection with the distribution of the subscription rights discussed above. The Forward Contract required the Purchaser to purchase up to $177.1 million aggregate principal amount of Convertible Notes which represents the maximum number of Convertible Notes that the Purchaser could have been obligated to purchase. The Forward Contract was settled upon the expiration of the rights offering. Upon settlement, the Company delivered to the Purchaser the Convertible Notes that were not subscribed for by the Company's shareholders (other than the Purchaser) and cash in an amount equal to the purchase price of the Convertible Notes that were subscribed to by the Company's shareholders (other than the Purchaser) along with accrued interest. In consideration of the Forward Contract, the Purchaser posted cash of $177.1 million on May 29, 2009 which bore interest during the rights offering period at the rate of LIBOR plus 3.00%. On July 10, 2009, the forward contract was settled resulting in a repayment to the Purchaser of $84.0 million which represented $83.3 million related to rights exercised by shareholders other than the Purchaser and an interest payment of $0.7 million. Under the terms of the Forward Contract, the Company paid the Purchaser a forward contract payment of $1.0 million which was recorded as a component of debt issuance costs, net, and other assets in the Consolidated Balance Sheet as of November 29, 2009 and is being amortized as a component of interest expense within the Consolidated Statements of Operations.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Long Term Obligations (Continued)

        Due to the agreement by the Purchaser to exercise all of the rights distributed to it under the terms of the Forward Contract, the associated rights have been considered to be exercised at issuance and the fair value of these rights were immediately recorded as a component of additional paid-in capital. The rights issued to the Company's other shareholders remained outstanding through the rights period and were adjusted to their fair value (See Note 12) until the issuance of the Convertible Notes on July 10, 2009, at which time they were then recorded as a component of additional paid-in capital within the Consolidated Balance Sheets as noted above.

        The $177.1 million of Convertible Notes mature in July 2016 and bear interest at 8.00% per annum payable semi-annually in arrears on January 15 and July 15. The Company does not pay interest in cash related to the Convertible Notes, but instead increases the amount of the Convertible Notes by an amount equal to the interest payable for the interest period ending immediately prior ("PIK interest"). The amount of interest payable for each interest period is calculated on the basis of the accreted principal amount as of the first day of such interest period. The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $1.00 per share. Interest on Convertible Notes converted between interest payment dates is forfeited.

        During fiscal 2009, $2.3 million of Convertible Notes were converted into shares resulting in the issuance of 2,346,375 shares at the conversion price of $1.00 per share.

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

        The Company will account for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in a company's own stock. This guidance may require an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock at the interest payment dates. The resulting discount will be shown as a reduction of the balance of the Convertible Notes which will be accreted to the par value through interest expense over the term of the PIK Interest Convertible Notes.

  Senior Subordinated Notes

        The outstanding 2014 Notes are publicly traded, registered securities and consist of a $268.9 million aggregate principal amount maturing June 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. The 2014 Notes rank junior to all of the Company's existing and future senior indebtedness and secured indebtedness, including any borrowings under the senior secured credit facilities. The 2014 Notes are guaranteed by all of the Company's domestic subsidiaries.

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

        The Company may also from time to time repurchase outstanding 2014 Notes on the open market for the purpose of retiring such notes as allowed under the restrictions provided by the Company's other credit agreements and note indentures. During the fourth quarter of fiscal 2009, the Company repurchased and retired $5.0 million aggregate principal amount of the 2014 Notes on the open market at 99.06% of par, plus accrued interest. No such repurchases were made during fiscal 2008. During the third and fourth quarters of fiscal 2007, the Company repurchased and retired $68.1 million aggregate principal amount of the 2014 Notes on the open market at prices ranging from 98.0% to 100.0% of par, plus accrued interest.

  Other Information

        The indentures and agreements governing the ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. At November 29, 2009, the Company was in compliance with the covenants contained within the related note indentures and agreements.

        The Company's net weighted average borrowing cost was 9.6% and 7.5% for fiscal 2009 and 2008, respectively. At November 29, 2009, the annual scheduled maturities of the principal amounts of long term obligations are as follows (in thousands, and excluding future mandatory prepayments which may be required as discussed above):

2010	$13,693
2011	3,598
2012	3,668
2013	3,533
2014	271,457
Thereafter	551,510

$847,459

        In addition to the obligations and assets recorded as a result of lessee involvement during the asset construction period, the Company has entered into capital leases for the acquisition of machinery and equipment, computer hardware and software and a warehouse management system, all of which have been recorded in machinery and equipment in the Consolidated Balance Sheets. Amortization of the

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Long Term Obligations (Continued)

assets recorded under capital lease arrangements are recorded as a component of depreciation expense. Details of capitalized leased assets are as follows:

	November 29, 2009	November 30, 2008
	(in thousands)
Machinery and equipment	$5,014	$5,375
Less: Accumulated depreciation	(3,896)	(3,293)

Net capitalized leased assets	$1,118	$2,082

        Future minimum lease payments with the present value of the net minimum lease payments (included in other long term debt and current portion shown above) as of November 29, 2009 are as follows (in thousands):

Fiscal Year
2010	$494
2011	174
2012	21
2013	5
2014	—
Thereafter	—

Total minimum lease payments	694
Less: Amount representing interest	(29)

Present value of net minimum lease payments	$665

Note 10: Commitments

  Leases

        The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual operating lease commitments at November 29, 2009 (in thousands):

Fiscal Year
2010	$13,896
2011	12,520
2012	10,520
2013	8,648
2014	6,695
Thereafter	21,854

$74,133

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 10: Commitments (Continued)

        Rental expense charged to operations is as follows:

	Year Ended Nov. 29, 2009	Year Ended Nov. 30, 2008	Year Ended Dec. 2, 2007
	(in thousands)
Minimum rentals	$20,086	$20,176	$18,922
Contingent rentals (based upon delivery equipment mileage)	1,468	1,391	1,774

	$21,554	$21,567	$20,696

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

        On December 1, 2008, the Company completed a sale-leaseback transaction of its South Gate, California facility, including the land, building and improvements affixed to the properties. The facility is being leased back over a seven year term and is classified as an operating lease. The net proceeds from the sale were $8.4 million and were reinvested in the business. The sale of this facility resulted in a gain of approximately $4.9 million. This gain has been deferred and is being amortized over the lease term. During fiscal 2009, the Company has recognized $0.6 million of this gain. The remaining deferred gain was $4.2 million at November 29, 2009. Amounts recorded as a component of other accrued liabilities and other noncurrent liabilities within the accompanying Consolidated Balance Sheets as of November 29, 2009 are $0.6 million and $3.6 million, respectively.

  Severance Obligations

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. During fiscal 2009 and 2008, certain executive officers of the Company resigned. In accordance with their employment agreements and Company policy, certain benefits are to be paid to these executive officers in connection with their resignation. Additionally, during these years, the Company terminated other employees who were also entitled to severance benefits. In connection with the resignation of executive officers and the termination of the other employees, the Company recorded charges related to severance obligations due to these individuals. Severance costs of $1.4 million and $6.4 million for fiscal 2009 and 2008, respectively, were recorded as a component of operating income within the accompanying Consolidated Statements of Operations. The fiscal 2008 amounts are inclusive of the $0.9 million of compensation cost, that was recognized in connection with the modification of the terms of the former Executive Officers' stock options made in connection with their resignation (Note 3). Severance benefits of $1.2 million and $3.2 million have been accrued as of November 29, 2009 and November 30, 2008, respectively. The entire liability is recorded as a component of accrued compensation as of November 29, 2009 within the accompanying Consolidated Balance Sheet. As of November 30, 2008,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 10: Commitments (Continued)

$2.2 million is included as a component of accrued compensation and $1.0 million is included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheet.

Note 11: Fair Value Measurements

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, which include interest rate swap and foreign currency forward and option contracts discussed in Note 12 below. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company has evaluated the credit and non-performance risks associated with its derivative counterparties and believe them to be insignificant at November 29, 2009. As noted in Note 1 above, the Company adopted the fair value measurement guidance with respect to its financial assets and liabilities that are measured at fair value during fiscal 2008. This guidance was applied to the Company's non-financial assets and liabilities during fiscal 2009. The following table provides a summary of the fair value of assets and liabilities (in thousands):

		Fair Value Measurements at November 29, 2009 Using
	November 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate and foreign exchange derivatives	$1,608	$—	$1,608	$—

		Fair Value Measurements at November 30, 2008 Using
	November 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate and foreign exchange derivatives	$(15,597)	$—	$(15,597)	$—

        Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt, based on quoted market prices, at November 29, 2009 was as follows (in thousands):

Senior Notes	$391,563
Convertible Notes	515,472
Subordinated Notes	266,425

Note 12: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to interest rate and foreign currency changes. All of the Company's designated hedging instruments are considered to be cash flow hedges.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 12: Derivative Instruments and Hedging Strategies (Continued)

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

        In June 2004, the Company entered into a swap agreement that had the effect of converting $200 million of the floating-rate debt under the Company's senior credit facilities to a fixed rate basis, declining to $150 million from December 2005 through December 3, 2007. The Company formally designated this swap agreement as a cash flow hedge and expected the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. In fiscal 2006, the Company de-designated $13 million of the interest rate swap for hedge accounting due to the amendment of the senior secured term loan agreement. The effective portion of changes in the market value of $137 million of the swap was recorded in other comprehensive income and was amortized into interest expense over the remaining life of the interest rate swap agreement. For fiscal 2007, $2.5 million was recorded as a reduction of interest expense related to this agreement.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 12: Derivative Instruments and Hedging Strategies (Continued)

        In connection with the Refinancing (Note 9), the Company paid $15.2 million to terminate the above interest rate swaps. As the future variable interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the year ended November 29, 2009.

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

        As of November 29, 2009, the total notional amount of the Company's interest rate swap agreements was $13.0 million which relates to agreements that have not been designated as hedging instruments. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows related to forecasted interest payments through interest rate swap agreements is through May 2019.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials and royalty payments made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward and option contracts. As with its interest rate swap instruments, the Company designates certain of these forward contract hedges as hedging instruments and enters into some forward and option contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these forward and option contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 11, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations follow:

        At November 29, 2009, the Company had one forward foreign currency contract outstanding to purchase a total of 0.5 million Euros with an expiration date of December 31, 2009. This hedge was entered into to protect against the fluctuation in the Euro denominated royalty payments related to a third party license held by the Company. The Company has formally designated this contract as a cash flow hedge, and it is expected to be highly effective in offsetting fluctuations in these royalty payments related to changes in the foreign currency exchange rates.

        At November 29, 2009, the Company had 12 forward foreign currency contract and 12 foreign currency option contracts to sell Canadian dollars and receive a total of 35.5 million US dollars at specified exchange rates with expiration dates ranging from December 2009 through November 2010. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's US dollar denominated purchases of raw materials. The Company has formally designated these contracts as a cash flow hedge, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials related to changes in the foreign currency exchange rates.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 12: Derivative Instruments and Hedging Strategies (Continued)

        The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the Consolidated Statements of Operations. At November 29, 2009 the Company had foreign currency contracts with notional amounts of $36.2 million outstanding, all of which were designated as hedges for accounting purposes. As of November 30, 2008, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through November 2010. Over the next 12 months, the Company expects to reclassify $1.1 million of deferred gains from accumulated other comprehensive income to selling, general and administrative expense as related forecasted foreign currency payments are made.

Embedded Derivatives

        The Company evaluates its outstanding debt arrangements in accordance with the FASB's authoritative guidance on derivative instruments and hedging, which requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. The Company concluded that the contingent redemption option upon a change of control or a qualifying asset sale within its Senior Notes qualifies as an embedded derivative instrument which should be bundled as a compound embedded derivative and bifurcated from the Senior Notes. Due to the low probability of the occurrence of the contingent events requiring redemption, the fair value of this derivative was determined to be immaterial.

Rights to Purchase Convertible Notes

        During the second quarter of fiscal 2009, the Company issued rights to holders of its common stock at close of business on May 26, 2009. As described in Note 9, these rights entitled holders to purchase the Company's Convertible Notes issued in connection with the Refinancing and expired on July 2, 2009. These rights were considered to be written options and therefore were accounted for as derivative instruments requiring that they be adjusted, after issuance, to fair value through earnings. Based on the terms of the forward purchase agreement with the Purchaser, the rights related to the Purchaser's then approximate 50.6% ownership, as of the date of issuance, are considered to be exercised as of the date of the issuance of the right. The fair value of the rights attributable to the Purchaser, which was $95.6 million at May 27, 2009, was recorded as additional paid-in capital upon issuance. The rights issued to other shareholders remained outstanding through the issuance of the Convertible Notes on July 10, 2009, and were adjusted to their market value through that date. The Company recognized losses on these rights of $4.5 million during fiscal 2009. At the expiration of the rights, the fair value of the rights issued to other shareholders of $97.8 million was recorded as additional paid-in capital.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 12: Derivative Instruments and Hedging Strategies (Continued)

        At November 29, 2009 and November 30, 2008, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	November 29, 2009		November 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign exchange contracts	Other current assets	$1,133	Other current liabilities	$—

Total derivatives designated as hedging instruments under FAS 133		1,133		—
Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Other noncurrent assets	475	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments under FAS 133		475		—
Total derivatives		$1,608		$—

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 12: Derivative Instruments and Hedging Strategies (Continued)

	Asset Derivatives		Liability Derivatives
	November 30, 2008		November 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate contracts	Accrued interest receivable	$—	Accrued interest payable	$1,624
Interest rate contracts	Other current assets	—	Other current liabilities	6,285
Interest rate contracts	Other noncurrent assets	—	Other noncurrent liabilities	8,055

Total derivatives designated as hedging instruments under FAS 133		—		15,964

Derivatives not designated as hedging instruments under FAS 133
Interest rate contracts	Other noncurrent assets	388	Other noncurrent liabilities	—
Foreign exchange contracts	Other noncurrent assets	—	Other noncurrent liabilities	21

Total derivatives not designated as hedging instruments under FAS 133		388		21

Total derivatives		$388		$15,985

        The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2009, was as follows (in thousands):

Twelve Months Ended November 29, 2009

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion Effectiveness Testing)
Interest rate contracts	$(3,864)	Interest income (expense)	$(5,266)	Interest income (expense)	$—
Interest rate contracts	—	Refinancing expense	—	Refinancing expense	(15,232)
Foreign exchange contracts	465	Selling, general and administrative expenses	43	Selling, general and administrative expenses	—

Total	$(3,399)		$(5,223)		$(15,232)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 12: Derivative Instruments and Hedging Strategies (Continued)

 Twelve Months Ended November 29, 2009

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest income (expense)	$88
Rights to purchase convertible notes	Loss on rights for convertible notes	(4,549)

Total		$(4,461)

        At November 29, 2009 there were no outstanding interest rate swaps qualifying for hedge accounting treatment due to the termination of these swaps and the repayment of the related variable-rate debt in connection with the Refinancing (Note 9). At November 30, 2008, accumulated other comprehensive income associated with interest rate swaps qualifying for hedge accounting treatment was $(8.9 million), net of income tax effects. At November 29, 2009 and November 30, 2008, accumulated other comprehensive income, net of income tax effects, associated with foreign currency contracts qualifying for hedge accounting treatment was $0.5 million and an insignificant amount, respectfully.

Note 13: Acquisitions and Dispositions

        On December 1, 2008, the Company sold fifty percent of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Australian licensee and these operations became part of the group of joint ventures that the Company participates in with the Australian licensee. In consideration of the sale of the fifty percent interest, the Company received net cash of $1.2 million and recognized a gain on the sale of the subsidiary of $1.3 million which has been recorded as a gain on sale of subsidiary stock in the accompanying Consolidated Statements of Operations. Upon the close of this transaction, the subsidiary was deconsolidated. The joint venture to which these operations were added is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. The Company accounts for its interest in this joint venture under the equity method.

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

Note 14: Refinancing and Extinguishment of Debt and Interest Rate Derivatives

        Expenses related to refinancing and extinguishment of debt and related interest rate derivatives for the year ended November 29, 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs associated with the old senior term loans as well as $15.2 million of cash charges associated with the termination of the interest rate swap agreements that were associated with the old senior credit facility. Additionally, $0.1 million of debt issuance costs were written off related to the repurchase of $5.0 million of aggregate principal value of 2014 Notes. (Note 9)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 14: Refinancing and Extinguishment of Debt and Interest Rate Derivatives (Continued)

        Expenses related to refinancing and extinguishment of debt and related interest rate derivatives for the year ended November 30, 2008 include $5.4 of refinancing expenses consisting of fees paid in connection with the Second Amendment to the Third Amended and Restated Credit Agreement in November 2008 (Note 9).

        Expenses related to refinancing and extinguishment of debt and related interest rate derivatives for the year ended December 2, 2007 include $1.2 million of debt extinguishment costs consisting of $1.7 million of non-cash charges offset by a $0.5 million gain relating to the retirement of $68.1 million of the 2014 Notes (Note 9).

Note 15: Other Income, Net

        Other (income) expense, net includes interest income of $0.1 million, $0.4 million, and $0.4 million for the years ended November 29, 2009, November 30, 2008 and December 2, 2007, respectively.

Note 16: Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

	Year Ended
	November 29, 2009	November 30, 2008	December 2, 2007
	(in thousands)
Current:
Federal	$(726)	$2,236	$21,951
International	7,360	10,903	16,080
State and local	1,644	(585)	2,041

	8,278	12,554	40,072
Deferred:
Federal	(9,940)	6,194	(1,678)
International	555	(243)	(3,162)
State and local	(1,018)	2,367	(367)

	(10,403)	8,318	(5,207)

Total tax expense	$(2,125)	$20,872	$34,865

        Earnings before income taxes consisted of the following:

	Year Ended
	November 29, 2009	November 30, 2008	December 2, 2007
	(in thousands)
United States	$(7,302)	$20,396	$80,036
International	18,662	(3,327)	32,150

	$11,360	$17,069	$112,186

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Income Taxes (Continued)

        The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year Ended
	November 29, 2009	November 30, 2008	December 2, 2007
	(in thousands)
Income tax expense computed at statutory rates
Federal income tax expense	$3,976	$5,974	$39,265
State and local income taxes, net of federal tax benefit	(681)	1,999	1,815
Country mix impacts of foreign operations	(1,576)	(3,632)	73
Change in valuation allowance on deferred tax assets	5,044	6,032	(1,204)
Effect of non deductible meals and entertainment	307	455	709
Income tax reserve adjustments	(11,559)	962	(4,360)
Convertible debt costs	1,878	0	0
Paid in kind interest	1,863	0	0
Goodwill impairment	416	9,616	—
Other items, net	(1,793)	(534)	(1,433)

Total income tax expense	$(2,125)	$20,872	$34,865

        Income tax reserve adjustments result from a reduction in the income tax reserve as a result of the elimination of certain federal and state tax exposures during fiscal 2009 and 2008 due to the expiration of the statute of limitations.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Income Taxes (Continued)

        Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

	2009		2008
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$9,852	$10,743	$4,052	$8,381
Allowance for doubtful accounts	5,408	—	3,720	—
Plant shutdown, idle facilities, and environmental costs	269	685	289	885
Tax credit and loss carryforward benefit	1,278	39,512	591	33,682
Accrued warranty reserve	3,454	2,237	3,257	2,561
Other accrued reserves	1,102	—	406	—
Property, plant and equipment	383	(17,066)	445	(21,424)
Intangible assets	606	(9,419)	3,744	(6,892)
Debt financing costs	—	782	—	1,772
Prepaid advertising	—	(96)	—	(300)
Cash discounts	3,242	—	3,687	—
Inventory	1,612	—	1,428	—
All other	753	5,179	366	5,163

	27,959	32,557	21,985	23,828

Valuation allowance	(7,737)	(26,515)	(5,210)	(21,020)

	$20,222	$6,042	$16,775	$2,808

        The fiscal 2009 and 2008 current and noncurrent deferred tax asset (liability), above, include amounts that are recorded in other current liabilities and noncurrent assets on the consolidated balance sheets, as appropriate.

        The Company has a valuation allowance against certain deferred tax assets of $34.3 million at November 29, 2009 and $26.2 million at November 30, 2008, primarily reflecting uncertainties regarding utilization of loss carryforward benefits. $3.2 million of the valuation allowance relates to net capital losses and reflects the uncertainty surrounding the Company's ability to generate sufficient capital gains to utilize all the losses. In fiscal 2007, the Company released $2.5 million of valuation allowances related to deferred tax assets in Mexico that are expected to be utilized.

        At November 29, 2009, the Company had unused state net operating loss and tax credit benefits of $7.4 million generally expiring from 2010 through 2026. There is a valuation allowance against these benefits in the amount of $7.4 million which represents the portion that the Company, at this time, expects to expire unused.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Income Taxes

        The Company adopted new FASB authoritative guidance on accounting for uncertainty in income taxes effective December 3, 2007. As a result of the adoption, the Company recognized a $10.5 million net increase to the liability for uncertain tax positions including interest and penalties of $0.7 million and $2.5 million, respectively. These increases were accounted for as a cumulative effect adjustment and recognized as an increase in the beginning accumulated deficit in the Consolidated Balance Sheets.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(in thousands)
Unrecognized tax benefits, beginning of year	$27,654	$25,877
Gross increases—tax positions related to the current year	300	1,777
Gross increases—tax positions related to the prior year	—	—
Gross decreases—tax positions related to the current year	—	—
Decreases for lapses in statutes of limitations	(11,357)	—

Unrecognized tax benefits, end of year	$16,597	$27,654

Net change	(11,057)	$1,777

        As of November 29, 2009, $7.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Additional interest and penalties, recorded as a component of income tax expense during fiscal 2009 and 2008, were as follows:

	Twelve Months Ended
	November 29, 2009	November 30, 2008
	(in thousands)
Additional interest, net	(1,746)	1,000
Additional penalties	(280)	(247)

        Accrued interest and penalties related to the Company's uncertain tax positions recognized in the Consolidated Balance Sheets are as follows:

	November 29, 2009	November 30, 2008
	(in thousands)
Accrued interest	3,582	5,328
Accrued penalties	3,109	3,388

        The Company expects the liability for uncertain tax positions to decrease by $1.7 million within the succeeding twelve months due to expiration of income tax statute of limitations.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Income Taxes (Continued)

circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company has not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following November 29, 2009. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

        Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for various years from fiscal year 2000 and forward.

Note 17: Retirement Plans

  Defined Contribution Plans

        Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $6.1 million, $4.5 million and $5.0 million for the years ended November 29, 2009, November 30, 2008 and December 2, 2007, respectively.

  Pension Plans

        Hourly employees working at ten of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. The Company's pension cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The Company recognized expense for such contributions of $4.6 million, $4.7 million and $5.3 million, for the years ended November 29, 2009, November 30, 2008 and December 2, 2007, respectively.

        The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at four of its active plants and eight previously closed U.S. facilities. Sealy Canada, Ltd. (a 100% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in various publicly traded stock, bond and money market mutual funds. The long-term rate of return for the plans is based on the weighted average of the plans' invested allocation and the historical returns for those asset categories. Because future compensation levels are not a factor in these plans' benefit formula, the accumulated benefit obligation is approximately equal to the projected benefit obligation as reported below. Sapsa Bedding, S.A.S. France (a 100% owned subsidiary of the Company) sponsors an unfunded indemnity plan which provides benefits to its employees. This plan does consider future compensation levels in the plan's benefit formula based on current inflation rates. The discount rate is

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 17: Retirement Plans (Continued)

based on the returns on long-term bonds in the private sector and incorporates a long-term inflation rate. Summarized information for the plans follows:

	2009	2008
	(in thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$20,886	$23,399
Service cost	751	1,081
Interest cost	1,422	1,352
Plan changes	16	277
Actuarial losses/(gains)	4,758	(3,238)
Curtailments	—	(14)
Changes in assumptions	107	(102)
Benefits paid	(1,146)	(902)
Expenses paid	(196)	(144)
Foreign currency exchange rate changes	857	(823)

Projected benefit obligation at end of year	$27,455	$20,886

Change in Plan Assets:
Fair value of plan assets at beginning of year	$11,673	$15,952
Actual return on assets	2,928	(5,151)
Employer contribution	1,901	2,165
Benefits paid	(1,146)	(902)
Expenses paid	(196)	(144)
Foreign currency exchange rate changes	208	(247)

Fair value of plan assets at end of year	$15,368	$11,673

Funded status	$(12,087)	$(9,213)

	2009	2008
	(in thousands)
Amounts Recognized in the Consolidated Balance Sheets:
Current portion of benefit liability	$—	$(47)
Noncurrent portion of benefit liability	(12,087)	(9,166)
Accumulated other comprehensive income	12,484	9,978

Net amount recognized as of fiscal year end	$397	$765

Accumulated Benefit Obligation and Fair Value of Assets:
Accumulated benefit obligation	$(27,455)	$(20,886)
Projected benefit obligation	(27,455)	(20,886)
Fair value of assets	15,368	11,673

Unfunded Projected Benefit Obligation	$(12,087)	$(9,213)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 17: Retirement Plans (Continued)

	2009	2008
	(in thousands)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net loss	$9,989	$7,463
Prior service credit	2,495	2,515

Net amount recognized as of fiscal year end	$12,484	$9,978

        Amounts recognized in accumulated other comprehensive income as of November 29, 2009 and November 30, 2008 were net of taxes of $4.5 million and $4.0 million, respectively.

	2009 Target	2009 Actual	2008 Actual
Allocation of plan assets:
Equity securities	60.00%	59.52%	59.72%
Debt securities	40.00%	40.27%	39.74%
Other	0.00%	0.21%	0.54%

Total plan assets	100.00%	100.00%	100.00%

	2009	2008	2007
	(in thousands)
Components of Net Periodic Pension Cost:
Service cost	$751	$1,081	$1,080
Interest cost	1,422	1,352	1,197
Expected return on assets	(944)	(1,333)	(1,161)
Curtailment loss	—	219	—
Amortization of unrecognized net loss	366	157	169
Amortization of unrecognized transition asset	—	(87)	(87)
Amortization of unrecognized prior service cost	253	276	226

Net periodic pension cost	$1,848	$1,665	$1,424

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 17: Retirement Plans (Continued)

	2009	2008	2007
	(in thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$2,883	$3,141	$278
Prior service cost	16	276	1,020
Effect of curtailment	—	(233)	—
Amortization of prior service cost	(253)	(276)	(226)
Amortization of net loss	(366)	(157)	(169)
Amortization of transition asset	—	87	87

Total recognized in other comprehensive income	$2,280	$2,838	$990

(a)
This curtailment loss relates to the closure of the Clarion, Pennsylvania manufacturing facility. See Note 24.

	2009	2008	2007
Weighted average assumptions used to determine net periodic benefit cost:
Settlement (discount) rate(a)	5.70%	6.78%	5.82%
Expected long term return on plan assets	7.86%	6.64%	6.79%
Weighted average rate of increase in future compensation levels	0.00%	0.40%	0.37%

(a)
Due to current economic differences in the interest rates in the jurisdictions of the retirement plans, the discount rates used in fiscal 2009 to determine the benefit obligations for the United States retirement plans, Canadian retirement plans and the French indemnity plan were 5.75%, 5.25% and 5.25%, respectively.

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost in 2010 (in thousands):
Amortization of net loss	$476
Amortization of prior service cost	230

Estimated Future Benefit Payments:
Fiscal 2010	$465
Fiscal 2011	533
Fiscal 2012	663
Fiscal 2013	951
Fiscal 2014	878
Fiscal 2015 - Fiscal 2019	7,579
Employer Contributions Expected to be Paid in Fiscal 2010	$1,125

  Other Employee Benefit Plans

        Employees of Sapsa Bedding, Srl Italy (a 100% owned subsidiary of the Company) participate in an employee severance indemnity plan as required by Italian labor legislation. The Company has recognized a

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 17: Retirement Plans (Continued)

liability of $2.1 million and $1.5 million as of November 29, 2009 and November 30, 2008, respectively, related to this plan which has been recorded as a component of other non-current liabilities in the accompanying consolidated balance sheets. This liability is required to be settled to retiring employees and is to be partially paid in advance if certain conditions are met. Benefits paid under this plan were $0.2 million, $0.2 million, and $0.2 million in fiscal 2009, 2008 and 2007, respectively.

Note 18: Summary of Interim Financial Information (Unaudited)

        Quarterly financial data for the years ended November 29, 2009 and November 30, 2008, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share and per share data)
2009:
Net sales	$309,976	$298,455	$349,573	$332,060
Gross profit	117,640	121,946	146,065	131,134
Net income (loss)	4,244	(5,389)	12,056	2,574
Earnings per share—Basic	0.05	(0.06)	0.13	0.03
Earnings per share—Diluted	0.05	(0.06)	0.05	0.02
2008:
Net sales	$391,929	$375,375	$404,963	$325,756
Gross profit	152,697	147,844	163,621	117,884
Net income (loss)	15,980	11,723	10,708	(42,214)
Earnings per share—Basic	0.18	0.13	0.12	(0.46)
Earnings per share—Diluted	0.17	0.12	0.11	(0.46)

        The results of the second quarter of fiscal 2009 include a decrease in net income of $11.9 million net of taxes, due to the Refinancing. These charges include 1) the write-off of debt issuance costs related to the Company's old senior term loans; 2) termination payments on the Company's interest rate swap agreements; and 3) the loss on rights for the Convertible Notes (See Note 12). The results of the fourth quarter of fiscal 2009 includes a goodwill impairment loss of $1.2 million recognized due to impairment identified at the Company's Argentina reporting unit (See Note 8).

        The results of the second quarter of fiscal 2008 include an increase in net income of $3.8 million net of taxes, due to a change in the estimate of the Company's liability related to warranty and other product returns (See Note 4). The results of the fourth quarter of fiscal 2008 include significant charges related to the following: 1) A $27.5 million goodwill impairment loss was recognized due to impairment identified at the Company's Puerto Rico and Europe reporting units (See Note 8); and 2) $5.4 million of refinancing expenses were recognized in the fourth quarter associated with the Second Amendment to the Third Amended and Restated Credit Agreement (See Note 14).

        As described in Note 2, the Company is restating its financial statements as of and for the years ended December 2, 2007 and November 30, 2008 for the understatement of depreciation expense, recorded as a component of cost of goods sold and overstatement of income tax provision related to certain purchase accounting adjustments that were made in connection with the acquisition of our Europe subsidiaries in fiscal 2001. These errors also impact the depreciation expense and income tax

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 18: Summary of Interim Financial Information (Unaudited) (Continued)

provision recognized within the interim financial information as previously reported. The impact to quarterly gross profit, net income (loss) and basic and diluted earnings per share from the amounts previously reported were as follows:

        Fiscal 2008: Gross profit and net income (loss) decreased by approximately $0.5 million and $0.2 million, respectively, for the first through fourth quarters of fiscal 2008. Basic earnings (loss) per share did not change in any interim period. Diluted earnings per share decreased from $0.13 to $0.12 for the second quarter of fiscal 2008 and decreased from $0.12 to $0.11 for the third quarter of fiscal 2008.

        Fiscal 2009: Gross profit and net income decreased by approximately $0.6 million and $0.5 million, respectively, for the first quarter of fiscal 2009. Basic and diluted earnings per share did not change in the first fiscal quarter. Gross profit and net loss decreased by approximately $0.2 million for the second quarter of fiscal 2009. Basic and diluted earnings per share did not change in the second fiscal quarter.

Note 19: Contingencies

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval and operates a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of November 29, 2009 for $2.3 million ($2.4 million prior to discounting at 4.75%) associated with this remediation project.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 19: Contingencies (Continued)

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

        On June 15, 2009, Sealy was served with a lawsuit filed by Tempur-Pedic, LLC North America in the Western District of Virginia. In the lawsuit, Tempur-Pedic alleges that Sealy and sixteen other defendants are infringing a patent issued to Tempur-Pedic in March of 2009, requesting injunctive relief and unspecified damages against all of the defendants. In November 2009, Tempur-Pedic dismissed this suit without prejudice.

Note 20: Segment Information

        The Company has determined that it has two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on the Company's organizational structure which is organized around geographic areas.

        Both reportable segments manufacture and market conventional bedding. The Americas segment's operations are concentrated in the United States, Canada, Mexico, Argentina, Uruguay, Brazil and Puerto Rico. The Europe segment's operations are concentrated in western Europe. The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations before interest expense, income taxes, depreciation and amortization ("EBITDA"). The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

        In fiscal 2009, no one customer represented more than 10% of sales of the Americas segment. In fiscal 2008, one customer represented approximately 10.3% of sales of the Americas segment. In fiscal 2007, no one customer represented more than 10% of sales within the Americas segment. One customer represented approximately 30.3% of sales, 30.2% of sales and 11.6% of sales within the Europe segment in fiscal 2009, 2008 and fiscal 2007, respectively. Long lived assets (principally property, plant and equipment) outside the United States were $60.6 million and $53.4 million, as of November 29, 2009 and November 30, 2008, respectively.

        Sales to external customers by geographic area are as follows:

	Fiscal year
	2009	2008	2007
Americas:
United States	$946,951	$1,055,682	$1,266,355
Canada	151,387	187,672	196,264
Other International	80,126	105,929	99,120

Total Americas	1,178,464	1,349,283	1,561,739
Europe	111,600	148,740	140,326

Total	$1,290,064	$1,498,023	$1,702,065

Total International	$343,113	$442,341	$435,710

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 20: Segment Information (Continued)

        There were no sales from Europe to the Americas in fiscal 2009. Sales from Europe to the Americas were $3.6 million and $9.3 million during fiscal 2008, and 2007, respectively. The decrease in the level of sales from the levels seen in fiscal 2007 is due to the completion of the Company's Mountain Top, Pennsylvania manufacturing facility which now supplies latex components to the Company's domestic operations. In fiscal 2007, these latex components used in domestic production were sourced from the Europe segment.

        Segment information for the fiscal years 2009, 2008, and 2007 is presented below:

	Year Ended
	November 29, 2009	November 30, 2008	December 2, 2007
		(in thousands)
Net sales to external customers:
Americas	$1,178,464	$1,349,283	$1,561,739
Europe	111,600	148,740	140,326

	1,290,064	1,498,023	1,702,065

Capital expenditures:
Americas	11,429	22,794	35,099
Europe	999	2,181	7,335

	12,428	24,975	42,434

Total assets:
Americas	949,051	852,644	902,986
Europe(1)	67,972	62,386	116,407
Intersegment eliminations	(1,553)	(1,554)	(537)

	1,015,470	913,476	1,018,856

EBITDA:
Americas	127,447	140,567	206,894
Europe	(3,526)	(27,364)	1,302
Inter-segment eliminations	(68)	279	704

	123,853	113,482	208,900

Reconciliation of EBITDA to net income:
EBITDA from segments	123,853	113,482	208,900
Interest expense	79,092	60,464	63,976
Income taxes(1)	(2,125)	20,872	34,865
Depreciation and amortization(1)	33,401	35,949	32,738

Net income (loss)	$13,485	(3,803)	$77,321

(1)
Amounts presented for fiscal 2008 and 2007 have been restated from the amounts previously presented as discussed in Note 2.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 21: Related Party Transactions

        During fiscal 2009, the Company incurred costs for consulting services rendered by KKR (who controlled approximately 49.2% of our issued and outstanding common stock at November 29, 2009) and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $2.9 million. As of November 29, 2009, $0.3 million of this amount was accrued as a component of other accrued liabilities and accounts payable in the accompanying Consolidated Balance Sheets. The Company was also billed $0.3 million for executive search costs incurred by KKR on the Company's behalf for fiscal 2009. During the third quarter of fiscal 2009, the Company entered into a lease arrangement with a KKR affiliate for the Clarion facility for a six month initial term with two six month renewal options available. The Company has received lease income on this property of an insignificant amount during fiscal 2009.

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

        KKR Financial LLC, an affiliate of KKR, also participated in the Senior Notes that were issued in connection with the Refinancing. As part of the offering, KKR Financial LLC purchased $53.0 million principal amount of the outstanding Senior Notes. Interest expense of $2.9 million has been recorded related to KKR Financial LLC's portion of the outstanding Senior Notes. At November 29, 2009, $2.2 million of this amount has been paid and $0.7 million remains accrued.

        During fiscal 2009, the Company's joint ventures paid to the Company license fees of an insignificant amount and a dividend of $1.0 million.

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

Note 22: Common Stock and Options Subject to Redemption

        The Company recorded as temporary equity amounts associated with outstanding shares and options which, under the terms of management shareholder agreements, were potentially redeemable for a 180 day period following the death or disability of the share or option holder. During fiscal 2009,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 22: Common Stock and Options Subject to Redemption (Continued)

the right of the share or option holder to redeem the shares or options expired and the remaining balance of temporary equity of $8.6 million was reclassified to additional paid-in capital. As discussed in Note 3, due to the expiration of a right of certain officers of the Company to sell their shares of stock in Sealy Corporation back to the Company upon their retirement, $1.5 million of previously recognized liability was reclassified to temporary equity during fiscal 2008. At November 30, 2008, such temporary equity of $8.9 million consisted of $0.7 million related to 282,400 shares of Class A common stock held by members of management, and $8.1 million associated with 1,443,865 vested equity share Rollover Options held by members of management for which the Company recognized compensation expense in fiscal 2004 recapitalization.

Note 23: Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007
	(in thousands)
Numerator:
Net income (loss), as reported	$13,485	$(3,803)	$77,321
Interest on convertible notes	5,323	—	—

Net income (loss) available to common shareholders	$18,808	$(3,803)	$77,321

Denominator:
Denominator for basic earnings per share—weighted average shares	92,258	91,231	91,299
Effect of dilutive securities:
Convertible debt	89,401	—	—
Stock options	1,010	—	4,971
Restricted shares	—	—	—
Restricted share units	2,744	—	—
Other	226	—	67

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	185,639	91,231	96,337

        Options and share units not included in the calculation of diluted earnings per share because their impact is antidilutive (in thousands) for fiscal 2009 are 8,202. Since the Company reported a net loss for fiscal 2008, the 12,331 (in thousands) outstanding options to purchase common stock, restricted shares and share units outstanding are considered antidilutive and are not included in the calculation of diluted earnings per share. Options and share units not included in the calculation of diluted earnings per share because their impact is antidilutive (in thousands) are 1,478 for fiscal 2007.

        As of November 29, 2009, November 30, 2008, and December 2, 2007, the Company's capital stock consists of voting Class A common stock, par value $0.01 per share ("Class A Common"). The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

        On May 26, 2009, in order to have sufficient authorized but unissued shares of common stock for issuance with any conversion of the Convertible Notes, the Company amended its Certificate of

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 23: Earnings Per Share (Continued)

Incorporation to increase the number of voting Class A shares of common stock authorized for issuance by 400,000,000 to a total of 600,000,000 shares. The number of authorized shares of preferred stock, par value $0.01 per share, remained unchanged at 50,000,000.

        On February 19, 2007, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of the Company's common stock. The Company has repurchased $16.3 million under this program as of November 29, 2009, all of which were repurchased in fiscal 2007.

Note 24: Restructuring Activities

        During fiscal 2009 and 2008, the Company recognized restructuring charges related to several initiatives, including facility closures and organizational changes. The pretax restructuring charges recognized by the Company during fiscal 2009, 2008 and 2007 were as follows:

	November 29, 2009	November 30, 2008
		(in thousands)
Americas Segment	$1,256	$2,912
Europe Segment	—	214

	$1,256	$3,126

        The following tables summarize the restructuring activity for fiscal 2009 and 2008, and the related restructuring liabilities balance (included as a component of other accrued liabilities within the accompanying Consolidated Balance Sheets) as of November 29, 2009 and November 30, 2008:

	2009 Restructuring Activities
	Liabilities November 30, 2008	Charges to Expense	Cash Payments	Adjustments to Expense	Non-cash Utilized	Liabilities November 29, 2009
	(in thousands)
Severance and employee benefits	$393	$114	$(315)	$(192)	$—	$—
Asset impairment charges	—	1,334	—	—	(1,334)	—

Total	$393	$1,448	$(315)	$(192)	$(1,334)	$—

	2008 Restructuring Activities
	Liabilities December 2, 2007	Charges to Expense	Cash Payments	Adjustments to Expense	Non-cash Utilized	Liabilities November 30, 2008
	(in thousands)
Severance and employee benefits	$—	$2,253	$(1,860)	$—	$—	$393
Asset impairment charges	—	873	—	—	(873)	—

Total	$—	$3,126	$(1,860)	$—	$(873)	$393

        In the second quarter of fiscal 2009, management made the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third party suppliers. As a result, the Company incurred certain costs which were insignificant related to one-time terminations of employees. Additionally, the Company recognized an impairment charge of

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 24: Restructuring Activities (Continued)

approximately $1.2 million for the related equipment used in this manufacturing process that was not sold. The fair value of the equipment not sold in this transaction was considered to be zero based on the expectation that the equipment will not be able to be sold. This plan was completed in the second quarter of fiscal 2009 and the Company does not expect to incur additional costs related to this restructuring activity.

        In the first quarter of fiscal 2008, management made the decision to cut back the manufacturing operations in Brazil and move to a business model under which significantly more product will be supplied by production from other Sealy manufacturing facilities. As a result, the Company incurred charges of $0.4 million related to employee severance and related benefits. The plan was completed in the fourth quarter of fiscal 2008.

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

        In the third quarter of fiscal 2008, management also made the decision to close its manufacturing facility in Clarion, Pennsylvania. This facility was closed on October 17, 2008. This closure resulted in the elimination of approximately 114 positions, the majority of which occurred in the fourth quarter of fiscal 2008. The Company recorded a pre-tax restructuring and impairment charge related to this action of $2.5 million during fiscal 2008, of which $1.6 million was related to employee severance and benefits and other exit costs, and $0.9 million which was non-cash in nature, related to fixed asset impairment charges. The impairment charges were recognized based on the difference between the carrying value and the amount expected to be recovered through sale of the property, plant and equipment. In fiscal 2009, the Company incurred additional restructuring charges related to this activity of $0.1 million representing costs incurred to relocate machinery and equipment. This plan was completed in the first quarter of fiscal 2009.

        There is no remaining accrued balance related to these restructuring activities as of November 29, 2009. As of November 30, 2008, the Company had an accrued balance of $0.4 million that is recorded as a component of other accrued expenses in the accompanying Consolidated Balance Sheet.

Note 25: Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Senior Notes, the Convertible Notes and the 2014 Notes (the "Guarantor Subsidiaries"), are 100% owned subsidiaries of the Issuer, and have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes, the Convertible Notes and the 2014 Notes (collectively, the "Guaranteed Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 25: Guarantor/Non-Guarantor Financial Information (Continued)

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

        The following supplemental condensed consolidating financial statements present:

          1.     Condensed consolidating balance sheets as of November 29, 2009 and November 30, 2008 and condensed consolidating statements of operations and cash flows for the fiscal years ended November 29, 2009, November 30, 2008, and December 2, 2007.

          2.     Sealy Corporation (as "Guarantor Parent"), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

          3.     Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

        The supplemental condensed consolidated financial statements as of November 30, 2008 and for the fiscal years ended November 30, 2008 and December 2, 2007 have been restated from the amounts previously presented as discussed in Note 2.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

        Sealy Corporation has not received cash dividends from any of its subsidiaries during the fiscal years ended November 29, 2009, November 30, 2008 and December 2, 2007.

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

November 29, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$357	$—	$29,234	$67,950	$33,886	$—	$131,427
Accounts receivable, net	—	—	6	82,339	74,505	—	156,850
Inventories	—	—	1,663	37,023	18,478	(354)	56,810
Other current assets and deferred income taxes	394	—	1,169	31,405	8,334	—	41,302

Total current assets	751	—	32,072	218,717	135,203	(354)	386,389
Property, plant and equipment, at cost	—	—	9,337	335,302	102,350	—	446,989
Less accumulated depreciation	—	—	(4,802)	(180,116)	(54,590)	—	(239,508)

	—	—	4,535	155,186	47,760	—	207,481
Other assets:
Goodwill	—	—	24,741	301,942	33,900	—	360,583
Intangible assets, net	271	—	—	1,666	—	—	1,937
Net investment in subsidiaries	(170,794)	245,511	389,844	75,527	—	(540,088)	—
Due from (to) affiliates	243,154	(416,305)	553,243	(102,010)	(98,073)	(180,009)	—
Debt issuance costs, net and other assets	—	—	29,226	17,902	11,952	—	59,080

	72,631	(170,794)	997,054	295,027	(52,221)	(720,097)	421,600

Total assets	$73,382	$(170,794)	$1,033,661	$668,930	$130,742	$(720,451)	$1,015,470

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$2,159	$11,534	$—	$13,693
Accounts payable	—	—	275	45,413	43,283	—	88,971
Accrued customer incentives and advertising	—	—	—	24,175	7,629	—	31,804
Accrued compensation	—	—	391	32,706	10,008	—	43,105
Accrued interest	6	—	1,343	13,658	223	—	15,230
Other accrued liabilities	1,116	—	401	28,046	6,873	—	36,436

Total current liabilities	1,122	—	2,410	146,157	79,550	—	229,239
Long-term obligations	180,108	—	785,678	40,220	7,868	(180,108)	833,766
Other liabilities	—	—	—	48,456	11,169	—	59,625
Deferred income tax liabilities	144	—	62	21	605	—	832
Common stock and options subject to redemption	—	—	—	—	—	—	—
Stockholders' equity (deficit)	(107,992)	(170,794)	245,511	434,076	31,550	(540,343)	(107,992)

Total liabilities and stockholders' equity (deficit)	$73,382	$(170,794)	$1,033,661	$668,930	$130,742	$(720,451)	$1,015,470

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

November 30, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$589	$—	$1	$2,423	$23,583	$—	$26,596
Accounts receivable, net	—	—	7	80,528	76,048	—	156,583
Inventories	—	—	1,695	44,454	18,945	(460)	64,634
Prepaid expenses, deferred income taxes and other current assets	1,368	—	2,645	38,406	5,325	—	47,744

	1,957	—	4,348	165,811	123,901	(460)	295,557
Property, plant and equipment, at cost	—	—	9,676	352,888	86,744	—	449,308
Less accumulated depreciation	—	—	(4,613)	(180,256)	(41,089)	—	(225,958)

	—	—	5,063	172,632	45,655	—	223,350
Other assets:
Goodwill	—	—	24,741	301,942	30,466	—	357,149
Other intangibles, net	2,989	—	—	1,956	—	—	4,945
Net investment in subsidiaries	(202,408)	213,593	364,143	26,846	—	(402,174)	—
Due from (to) affiliates	43,933	(416,001)	534,520	(72,344)	(90,206)	98	—
Debt issuance costs, net and other assets	—	—	8,640	17,088	6,747	—	32,475

	(155,486)	(202,408)	932,044	275,488	(52,993)	(402,076)	394,569

Total assets	$(153,529)	$(202,408)	$941,455	$613,931	$116,563	$(402,536)	$913,476

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$3,750	$2,737	$14,756	$—	$21,243
Accounts payable	—	—	341	52,337	44,406	—	97,084
Accrued customer incentives and advertising	—	—	—	24,013	10,529	—	34,542
Accrued compensation	—	—	392	16,082	8,323	—	24,797
Accrued interest	27	—	1,127	14,919	359	—	16,432
Other accrued expenses	3,702	—	6,408	27,560	6,693	—	44,363

	3,729	—	12,018	137,648	85,066	—	238,461
Long-term obligations	—	—	711,776	42,034	8,352	—	762,162
Other noncurrent liabilities	947	—	8,055	51,280	10,975	—	71,257
Deferred income taxes	783	—	(3,987)	3,443	345	—	584
Common stock and options subject to redemption	8,856	—	—	—	—	—	8,856
Stockholders' equity (deficit)	(167,844)	(202,408)	213,593	379,526	11,825	(402,536)	(167,844)

Total liabilities and stockholders' equity (deficit)	$(153,529)	$(202,408)	$941,455	$613,931	$116,563	$(402,536)	$913,476

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended November 29, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$84,763	$894,433	$337,174	$(26,306)	$1,290,064
Cost and expenses:
Cost of goods sold	—	—	49,701	527,120	222,870	(26,412)	773,279
Selling, general and administrative	(71)	—	7,805	321,755	86,931	—	416,420
Goodwill impairment loss	—	—	—	—	1,188	—	1,188
Amortization expense	3,022	—	—	288	(2)	—	3,308
Restructuring expenses and asset impairment	—	—	—	1,256	—	—	1,256
Royalty (income) expense, net	(4,174)	—	—	(16,472)	4,204	—	(16,442)

Income from operations	1,223	—	27,257	60,486	21,983	106	111,055
Interest expense	92	304	73,065	2,528	3,103	—	79,092
Loss on rights for convertible notes	4,549	—	—	—	—	—	4,549
Gain on sale of subsidiary stock	—	—	—	—	(1,292)	—	(1,292)
Refinancing and extinguishment of debt and interest rate derivatives	—	—	17,423	—	—	—	17,423
Other (income) expense, net	—	—	—	(1)	(76)	—	(77)
Loss (income) from equity investees	(12,958)	(13,262)	(16,353)	—	—	42,573	—
Loss (income) from non- guarantor equity investees	—	—	—	(10,698)	—	10,698	—
Capital charge and intercompany interest allocation	(304)	—	(60,178)	58,056	2,426	—	—

Income (loss) before income taxes	9,844	12,958	13,300	10,601	17,822	(53,165)	11,360
Income tax provision (benefit)	(3,641)	—	38	(5,713)	7,192	(1)	(2,125)

Net income (loss)	$13,485	$12,958	$13,262	$16,314	$10,630	$(53,164)	$13,485

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended November 30, 2008

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$74,171	$1,012,557	$439,213	$(27,918)	$1,498,023
Cost and expenses:
Cost of goods sold	—	—	44,155	611,451	288,670	(28,299)	915,977
Selling, general and administrative	376	—	7,198	360,121	114,871	—	482,566
Goodwill impairment loss	—	—	—	2,831	24,644	—	27,475
Amortization of intangibles	3,232	—	—	289	171	—	3,692
Restructuring and related costs	—	—	—	2,464	662	—	3,126
Royalty (income) expense, net	(4,405)	—	—	(17,323)	4,401	—	(17,327)

Income from operations	797	—	22,818	52,724	5,794	381	82,514
Interest expense	257	468	53,660	2,264	3,815	—	60,464
Other (income) expense, net	—	—	5,378	(50)	(347)	—	4,981
Loss (income) from equity investees	8,884	8,586	10,093	—	—	(27,563)	—
Loss (income) from non-guarantor equity investees	—	—	—	5,126	—	(5,126)	—
Capital charge and intercompany interest allocation	(468)	—	(35,652)	32,013	4,107	—	—

Income (loss) before income taxes	(7,876)	(9,054)	(10,661)	13,371	(1,781)	33,070	17,069
Income tax expense (benefit)	(4,073)	(170)	(2,075)	23,466	3,624	100	20,872

Net income (loss)	$(3,803)	$(8,884)	$(8,586)	$(10,095)	$(5,405)	$32,970	$(3,803)

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended December 2, 2007

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$81,005	$1,221,730	$434,968	$(35,638)	$1,702,065
Cost and expenses:
Cost of goods sold	—	—	47,519	704,449	278,950	(36,218)	994,700
Selling, general and administrative	136	—	7,714	426,036	111,722	—	545,608
Amortization of intangibles	2,947	—	—	289	120	—	3,356
Royalty (income) expense, net	(3,699)	—	—	(18,178)	3,315	—	(18,562)

Income from operations	616	—	25,772	109,134	40,861	580	176,963
Interest expense	354	624	57,824	1,193	3,981	—	63,976
Other (income) expense, net	(8)	—	1,222	(47)	(366)	—	801
Loss (income) from equity investees	(74,279)	(74,279)	(72,754)	—	—	221,312	—
Loss (income) from non-guarantor equity investees	—	—	—	(20,080)	—	20,080	—
Capital charge and intercompany interest allocation	1	(624)	(35,805)	29,144	7,284	—	—

Income (loss) before income taxes	74,548	74,279	75,285	98,924	29,962	(240,812)	112,186
Income tax expense (benefit)	(2,773)	—	1,006	26,094	10,586	(48)	34,865

Net income (loss)	$77,321	$74,279	$74,279	$72,830	$19,376	$(240,764)	$77,321

 SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended November 29, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$11,831	$54,399	$12,423	$—	$78,653

Investing activities:
Purchase of property, plant and equipment	—	—	(73)	(10,243)	(2,112)	—	(12,428)
Proceeds from the sale of property, plant, and equipment	—	—	21	10,256	111	—	10,388
Net proceeds from sale of subsidiary	—	—	—	—	1,237	—	1,237
Investments in and loans to unconsolidated affiliate	—	—	—	—	(2,322)	—	(2,322)
Repayments of loans and capital investments from unconsolidated affiliate	—	—	—	—	(138)	—	(138)
Net activity in investment in and advances from (to) subsidiaries and affiliates	(262)	—	(21,015)	16,431	4,846	—	—

Net cash provided by (used in) investing activities	(262)	—	(21,067)	16,444	1,622	—	(3,263)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	30	—	—	—	—	—	30
Proceeds from issuance of long term obligations	—	—	—	—	6,280	—	6,280
Repayments of long-term obligations	—	—	—	(5,316)	(12,969)	—	(18,285)
Repayment of old senior term loans	—	—	(377,181)	—	—	—	(377,181)
Proceeds from issuance of new senior secured notes	—	—	335,916	—	—	—	335,916
Proceeds from issuance of related party debt	—	—	177,132	—	—	—	177,132
Repayment of subordinated notes	—	—	(4,953)	—	—	—	(4,953)
Repayment of related party notes	—	—	(83,284)	—	—	—	(83,284)
Proceeds from issuance of convertible notes, net	—	—	83,284	—	—	—	83,284
Borrowings under new asset-based revolver	—	—	—	—	—	—	—
Borrowings under old revolving credit facilities	—	—	130,300	—	10,858	—	141,158
Repayments on old revolving credit facilities	—	—	(194,700)	—	(10,858)	—	(205,558)
Debt issuance costs	—	—	(27,617)	—	—	—	(27,617)
Other	—	—	(428)	—	—	—	(428)

Net cash used in financing activities	30	—	38,469	(5,316)	(6,689)	—	26,494

Effect of exchange rate changes on cash	—	—	—	—	2,947	—	2,947

Change in cash and equivalents	(232)	—	29,233	65,527	10,303	—	104,831
Cash and equivalents:
Beginning of period	589	—	1	2,423	23,583	—	26,596

End of period	$357	$—	$29,234	$67,950	$33,886	$—	$131,427

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report (the "Evaluation Date"). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the foregoing evaluation that occurred during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Deloitte & Touche LLP has audited our internal control over financial reporting as of November 29, 2009 and issued their attestation report; their attestation report is included in Item 9A.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the internal control over financial reporting of Sealy Corporation and subsidiaries (the "Company") as of November 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended November 29, 2009 of the Company and our report dated January 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the number of weeks included in fiscal years 2009, 2008 and 2007.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
January 25, 2010

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Name	Age	Position
Lawrence J. Rogers	61	President and Chief Executive Officer
Jeffrey C. Ackerman	46	Executive Vice President and Chief Financial Officer
G. Michael Hofmann	51	Executive Vice President of Operations, North America
Louis R. Bachicha	53	Executive Vice President of Sales
Jodi Allen	41	Senior Vice President, Chief Marketing Officer
Carmen Dabiero	54	Senior Vice President, Human Resources
Michael Q. Murray	46	Senior Vice President, General Counsel and Secretary

        The present principal occupations and recent employment history of each of the executive officers and key employees listed above is as follows:

        Lawrence J. Rogers.    Mr. Rogers, age 61, was appointed President and Chief Executive Officer effective July 22, 2008. Prior to this appointment, Mr. Rogers served as Interim Chief Executive Officer of the Company since March 12, 2008. From December 15, 2006 through March 12, 2008, Mr. Rogers served as the President, North America. Prior to that, Mr. Rogers was President, Sealy International. Since joining us in 1979, Mr. Rogers has served in numerous other capacities within our operations, including President of Sealy of Canada.

        Jeffrey C. Ackerman.    Mr. Ackerman, age 46, has been Executive Vice President and Chief Financial Officer since joining us in January 2006. From 1997 until joining us, Mr. Ackerman was a Vice President, Finance with Dade Behring, Inc., a medical diagnostics company. From 1989 to 1997, he served in a variety of finance roles at the Frito-Lay branded snacks division of PepsiCo Inc.

        G. Michael Hofmann.    Mr. Hofmann, age 51, has been Executive Vice President of Operations, North America since December 15, 2006. Prior to that Mr. Hofmann was Senior Vice President, Operations since October 2002. From 1982 until joining our company, Mr. Hofmann was with Hill-Rom Company (a subsidiary of Hillenbrand Industries), a medical equipment company, serving as its Vice President, Global Engineering from 2001 through 2002, and its Vice President and General Manager, Europe Capital Business Unit from 1995 through 2000. In 2008, Hillenbrand split into two different companies. Hill-Rom is now traded as HRC on the New York Stock Exchange.

        Louis R. Bachicha.    Mr. Bachicha, age 53, has been Executive Vice President of Sales since February of 2008. Prior to that, Mr. Bachicha served as Vice President/Chief Operating Officer of Sealy of Canada. Since joining us in 1984, Mr. Bachicha has served in numerous other capacities with our operations including Vice President Sales—Eastern Region.

        Jodi Allen.    Ms. Allen, age 41, has been Senior Vice President, Chief Marketing Officer since September 2009. From 1995 until joining our company in September 2009, Ms. Allen was with Whirlpool Corp., a worldwide manufacturer of home appliances, serving in various roles in marketing, financial and general management but most recently as General Manager of Whirlpool's dishwasher business in North America.

        Carmen Dabiero.    Mr. Dabiero, age 54, has been Senior Vice President, Human Resources since March 2009. Mr. Dabiero joined us in November 1995 and has served in numerous other capacities with in our Human Resources Department.

        Michael Q. Murray.    Mr. Murray, age 46, has been Senior Vice President, General Counsel and Secretary since August 2009. Mr. Murray joined us in 1999, serving in several positions in our Legal Department.

        Additional information regarding our Board, our Nominating and Corporate Governance Committee, our Audit Committee, our director nomination process, and our Codes of Business Conduct and Ethics for all employees of the Company required by this item is incorporated by reference to all information under the caption entitled "Corporate Governance and Related Matters" included in our Proxy Statement for the 2010 Annual Meeting of Stockholders (the "Proxy Statement"). In addition, Item 1. Business, above contains information relating to the availability of a copy of our Codes of Business Conduct and Ethics on our website at www.sealy.com.

        Information concerning the Board of Directors of the Company, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sections entitled "Election of Directors and Director Biographies," "Board of Directors Information" and "General—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

Code of Ethics

        Our board adopted a code of business conduct and ethics applicable to directors, officers and employees to establish standards and procedures related to the compliance with laws, rules and regulations, treatment of confidential information, conflicts of interest, competition and fair dealing and reporting of violations of the code; and includes a requirement that we make prompt disclosure of any waiver of the code for executive officers or directors made by our board. A copy of the code of business conduct and ethics is available on our website at www.sealy.com.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation Committee Report," "Directors Independence" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of November 29, 2009 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may make equity grants is the Sealy Corporation 2004 Stock Option Plan (the "2004 Plan") that was approved by the Board of Directors and the Company's Shareholders on April 6, 2004. The 2004 Plan was intended to replace the Sealy Corporation 1998 Stock Option Plan (the "1998 Plan"). Since the 2004 Plan was approved, no further grants have been made under the 1998 Plan except in connection with the modification of awards outstanding under the 1998 Plan in fiscal 2009. This modification was made to give effect to the dilution caused by the issuance of the rights for the Convertible Notes.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	29,230,604	$4.46 per share	11,727,471	(2)

(1)
These numbers include the 2004 Plan and the 1998 Plan. The weighted average exercise price in column (b) of the table reflects all such stock options. Restricted shares, restricted share units and shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of determining the weighted average exercise price of stock options. The Company has issued restricted share units under the 2004 Plan during fiscal 2009. The issuance of these restricted share units has been considered in column (a) and (c) above.

(2)
These are shares available for grant as of November 29, 2009 under the 2004 Plan pursuant to which the compensation committee of the Board of Directors may make various share-based awards including grants of cash and cashless exercise stock options, restricted share awards, restricted share units, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the compensation committee of our Board of Directors or certain of the committee's designees. The 2004 Plan was amended in fiscal 2009 to increase the number of shares available for issuance under the plan to 40,190,000 shares of our Class A common stock for grants. If stock options granted under the 2004 Plan are forfeited or otherwise terminated, then the shares underlying that grant will become available for a subsequent grant under the 2004 Plan. To the extent shares underlying forfeited or otherwise terminated options have become available for subsequent grants as of November 29, 2009, they are included in the table as available for grant.

        Additional information required by this item is incorporated herein by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated herein by reference to Note 21 of the accompanying Consolidated Financial Statements included in Item 8 of this 10-K and the section entitled "Executive Compensation" and "General—Insider Transactions" in the Company's Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated herein by reference to the section entitled "Audit Committee Report and Fees Paid to Independent Registered Public Accounting Firm" in the Company's Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents filed as a part of the report:

  (1)
  Financial Statements.

    Consolidated Balance Sheets at November 29, 2009 and November 30, 2008.

    Consolidated Statements of Operations for the years ended November 29, 2009, November 30, 2008, and December 2, 2007.

    Consolidated Statements of Stockholders' Deficit for the years ended November 29, 2009, November 30, 2008, and December 2, 2007.

    Consolidated Statements of Cash Flows for the years ended November 29, 2009, November 30, 2008, and December 2, 2007.

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
3.3
Amendment to Amended and Restated Certificate of Incorporation of Sealy Corporation dated as of June 25, 2009 (incorporated herein by reference to Exhibit 3.1 to Sealy Corporation's filing on Form 10-Q for the quarterly period ended May 31, 2009 (File No. 1-8738) filed June 30, 2009).
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

Exhibit Number	Description of Exhibit
4.5	Indenture, dated as of May 29, 2009, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, with respect to the 10.875% Senior Subordinated Notes due 2016 (incorporated herein by reference to Exhibit 4.1 to Sealy Mattress Company's filing on Form 8-K (File No. 333-117081) filed June 2, 2009).
4.6
Subscription Rights Certificate for Sealy Corporation for 8% Senior Secured Third Lien Convertible Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to Sealy Mattress Company's filing on Form 8-K (File No. 333-117081) filed June 2, 2009).
4.7
Indenture, dated as of July 10, 2009, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Guaranteed Debt Securities (incorporated herein by reference to Exhibit 4.1 to Sealy Mattress Company's filing on Form 8-K (File No. 333-117081) filed July 16, 2009).
4.8
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
*10.8	Form of Management Stockholder's Agreement (incorporated herein by reference to Exhibit 4.5 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)

Exhibit Number	Description of Exhibit
*10.9	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 4.6 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)
*10.10	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 4.7 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)
*10.11	Form of Rollover Agreement (incorporated herein by reference to Exhibit 4.9 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004)
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
*10.14
Employment Agreement, dated as of October 1, 2002 by and between Sealy Corporation and G. Michael Hofmann (incorporated herein by reference to Exhibit 10.38 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 2002 (File No. 1-8738) filed March 3, 2003)
*10.15
Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993 (incorporated herein by reference to the appropriate Exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738))
*10.16
Sealy Corporation Directors' Deferred Compensation Plan dated December 13, 2004 (incorporated herein by reference to Exhibit 10.29 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)
*10.17
Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.32 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005)
*10.18
Employment Agreement dated September 12, 2006 by and between Sealy Corporation and Jeffrey C. Ackerman (incorporated by reference to exhibit 10.3 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2006 (File No. 1-8737) filed October 11, 2006)
10.19	Third Amended and Restated Credit Agreement, dated August 25, 2006 (incorporated herein by reference to Sealy Corporation Report on Form 8-K (File No. 1-8738) filed on August 30, 2006).

Exhibit Number	Description of Exhibit
10.20	Supply Agreement, dated February 18, 2003, between Sealy, Inc. and Nomaco Inc. (incorporated herein by reference to Exhibit 10.35 to Sealy Corporation's Registration Statements on Form S-1 (File No. 333-126280) filed September 12, 2005) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
10.21
Joinder, dated as of September 8, 2004, to the Stockholders' Agreement dated April 6, 2004 (incorporated herein by reference to Exhibit 10.36 to Sealy Corporation's Registration Statement on Form S-1 (File No. 333-126280) filed Statement 12, 2005)
*10.22
Amendment No. 1 to the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries adopted July 25, 2007 (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2007 (File No. 1-8738) filed October 4, 2007)
*10.23
Amendment No. 1 to the Sealy Corporation 1998 Stock Option Plan adopted October 26, 2007 (incorporated herein by reference to Exhibit 10.38 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 2, 2007 (File No. 1-8738) filed January 31, 2008)
*10.24
Amendment No. 2 to the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its subsidiaries adopted October 26, 2007 (incorporated herein by reference to Exhibit 10.39 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 2, 2007 (File No. 1-8738) filed January 31, 2008).
*10.25
Employment Agreement dated April 17, 2008 by and between Sealy Corporation and Louis R. Bachicha (incorporated herein by reference to Exhibit 10.40 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended June 2, 2008 (File No. 1-8738) filed July 8, 2008)
*10.26
Amended Employment Agreement dated July 22, 2008 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 (File No. 1-8738) filed October 7, 2008)
*10.27
Restricted Stock Award Agreement dated July 22, 2008 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.2 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2008 (File No. 1-8738) filed October 7, 2008)
*10.28
Amended and Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries, adopted November 6, 2008 and effective December 16, 2008 (incorporated herein by reference to Exhibit 10.41 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-8738) filed January 15, 2009)
*10.29
Amended and Restated Sealy Corporation Directors' Deferred Compensation Plan adopted December 17, 2008 (incorporated herein by reference to Exhibit 10.42 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-8738) filed January 15, 2009)
*10.30
Amended and Restated Sealy Corporation Bonus Plan dated December 18, 2008 (incorporated herein by reference to Exhibit 10.43 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-8738) filed January 15, 2009)

Exhibit Number	Description of Exhibit
*10.31	Amendment and Restatement of the Sealy Benefit Equalization Plan dated December 18, 2008 (incorporated herein by reference to Exhibit 10.44 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-8738) filed January 15, 2009)
*10.32
Amendment and Restatement of the Sealy Executive Severance Benefit Plan dated December 18, 2008 (incorporated herein by reference to Exhibit 10.45 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-8738) filed January 15, 2009)
*10.33
Amendment to Employment Agreement, dated December 30, 2008, between Sealy Corporation and Lawrence J. Rogers, Jeffrey C. Ackerman, Louis R. Bachicha, Philip Dobbs, G. Michael Hoffman, Alan Letton, Steven Rusing, David Twine and Kenneth L. Walker (incorporated herein by reference to Exhibit 10.46 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No. 1-8738) filed January 15, 2009)
*10.34
Employment Agreement dated February 26, 2009, by and between Sealy Corporation and Carmen Dabiero (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 1, 2009 (File No. 1-8738) filed March 31, 2009)
*10.35
Second Amended at Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries, adopted May 26, 2009 (incorporated herein by reference to Appendix B to Sealy Corporation's Form DEF 14C (File No. 1-8743) filed June 6, 2009)
*10.36
Form of Performance Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 1-8743) filed June 30, 2009)
10.37
Credit Agreement, dated as of May 13, 2009, among Sealy Mattress Company, as Borrower, Sealy Mattress Corporation, as Holdings and a Guarantor, Sealy Corporation, as Parent, the Several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Bookrunner, GE Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, General Electric Capital Corporation, as Co-Collateral Agent, Citigroup Global Markets, Inc. as Joint Lead Arranger and Joint Bookrunner, and Mizuho Corporate Bank, Ltd., as Syndication Agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2009)
*10.38
Employment Agreement dated August 1, 2009, by and between Sealy Corporation and Michael Q. Murray (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2009 (File No. 1-8743) filed September 29, 2009)
*10.39
Employment Agreement dated August 31, 2009, by and between Sealy Corporation and Jodi Allen (incorporated herein by reference to Exhibit 10.2 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2009 (File No. 1-8743) filed September 29, 2009)
*10.40
Form of Time Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2009 (File No. 1-8743) filed September 29, 2009)

Exhibit Number	Description of Exhibit
*†10.41	Executive Stock Ownership Guidelines adopted December 1, 2009.
*†10.42	Executive Compensation Recovery Policy adopted December 1, 2009.
†12.1	Computation of Ratio of Earnings to Fixed Charges
†21.1	Subsidiaries of Sealy Corporation
†23.1
Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of its audit reports into Sealy Corporation's Registration Statement on Forms S-8 (file No. 333-139794) and S-3 (File No. 333-158383)
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

†
Filed herewith.

 Schedule I—Consolidated Valuation and Qualifying Accounts

	Fiscal Year
	2009		2008		2007
Allowance for doubtful accounts
Balance beginning of period	$13,353		$9,705		$8,543
Charged to costs and expenses	5,495		10,279		6,620
Charged to other accounts	—		—		—
Deductions	3,467	(1)	6,631	(1)	5,458	(1)
Balance at end of period	$15,381		$13,353		$9,705
Reserve for discounts and returns
Balance beginning of period	$11,557		$16,715		$14,037
Charged to costs and expenses	9,254		18,454		29,246
Charged to other accounts	—		—		—
Deductions	9,517	(2)	23,612	(2)	26,568	(2)
Balance at end of period	$11,294		$11,557		$16,715
Deferred tax asset valuation
Balance beginning of period	$26,230		$23,645		$26,792
Charged to costs and expenses	5,044		6,032		(1,204)
Charged to other accounts	3,819		(2,779)		(1,631)
Deductions	841		668		3,574
Balance at end of period	$34,252		$26,230		$23,645

(1)
Uncollectible accounts written off, net of recoveries.

(2)
Cash discounts taken and accommodation returns.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY CORPORATION
By:	/s/ LAWRENCE J. ROGERS Lawrence J. Rogers President and Chief Executive Officer (Principal Executive Officer)

Date: January 25, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAWRENCE J. ROGERS Lawrence J. Rogers	President and Chief Executive Officer (Principal Executive Officer)	January 25, 2010
/s/ JEFFREY C. ACKERMAN Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 25, 2010
/s/ BRIAN F. CARROLL Brian F. Carroll	Director	January 25, 2010
/s/ JAMES W. JOHNSTON James W. Johnston	Director	January 25, 2010
/s/ MATTHEW W. KING Matthew W. King	Director	January 25, 2010
/s/ GARY E. MORIN Gary E. Morin	Director	January 25, 2010
/s/ DEAN B. NELSON Dean B. Nelson	Director	January 25, 2010

Signature	Title	Date

/s/ PAUL NORRIS Paul Norris	Director	January 25, 2010
/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	January 25, 2010

QuickLinks

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE
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
Twelve Months Ended November 29, 2009
Twelve Months Ended November 29, 2009
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Year Ended November 30, 2008 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Year Ended December 2, 2007 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Year Ended November 29, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Year Ended November 30, 2008 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Year Ended December 2, 2007 (in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
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