Form 10-Q
period 2010-02-28
SEALY CORP
filed 2010-03-31
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        The number of shares of the registrant's common stock outstanding as of March 18, 2010 is approximately: 94,710,510.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	February 28, 2010	March 1, 2009
Net sales	$339,627	$309,976
Cost of goods sold	199,507	192,336

Gross profit	140,120	117,640
Selling, general and administrative expenses	108,956	96,696
Amortization expense	339	815
Restructuring expenses and asset impairment	—	113
Royalty income, net of royalty expense	(4,023)	(3,370)

Income from operations	34,848	23,386
Interest expense	22,341	17,548
Gain on sale of subsidiary stock	—	(1,292)
Other income, net	(54)	(33)

Income before income taxes	12,561	7,163
Income tax provision	7,790	2,819
Equity in earnings of unconsolidated affiliates	943	—

Net income	$5,714	$4,344

Earnings per common share—Basic	$0.06	$0.05

Earnings per common share—Diluted	$0.03	$0.05

Weighted average number of common shares outstanding:
Basic	94,524	91,807
Diluted	283,576	93,555

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	February 28, 2010	November 29, 2009
ASSETS
Current assets:
Cash and equivalents	$117,055	$131,427
Accounts receivable, less allowances for bad debts, cash discounts and returns	177,700	156,850
Inventories	59,536	56,810
Other current assets	16,091	21,080
Deferred income tax assets	15,688	20,222

Total current assets	386,070	386,389

Property, plant and equipment—at cost	436,097	446,989
Less accumulated depreciation	(236,297)	(239,508)

	199,800	207,481

Goodwill	360,875	360,583
Intangible assets, net	1,594	1,937
Deferred income tax assets	10,670	6,874
Other assets, including debt issuance costs, net	52,920	52,206

	426,059	421,600

Total assets	$1,011,929	$1,015,470

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$10,972	$13,693
Accounts payable	95,461	88,971
Accrued incentives and advertising	25,689	31,804
Accrued compensation	28,229	43,105
Accrued interest	19,161	15,230
Other accrued liabilities	33,468	36,436

Total current liabilities	212,980	229,239

Long-term obligations, net of current portion	829,005	833,766
Other liabilities	60,225	59,625
Deferred income tax liabilities	1,997	832
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2010 and 2009—600,000 Issued and outstanding: 2010—94,417; 2009—94,417	947	947
Additional paid-in capital	896,130	885,064
Accumulated deficit	(987,236)	(992,950)
Accumulated other comprehensive income, net	(2,119)	(1,053)

Total shareholders' deficit	(92,278)	(107,992)

Total liabilities and shareholders' deficit	$1,011,929	$1,015,470

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 29, 2009		94,417	$947	$885,064	$(992,950)	$(1,053)	$(107,992)
Net income	5,714				5,714		5,714
Foreign currency translation adjustment	(974)					(974)	(974)
Adjustment to defined benefit plan liability, net of tax of $64	192					192	192
Change in fair value of cash flow hedges, net of tax of $203	(284)					(284)	(284)
Share-based compensation				4,117			4,117
Excess tax benefit on options exercised				(42)			(42)
Beneficial conversion feature on Convertible paid in kind Notes				6,991			6,991

Balance at February 28, 2010	$4,648	94,417	$947	$896,130	$(987,236)	$(2,119)	$(92,278)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	February 28, 2010	March 1, 2009
Operating activities:
Net income	$5,714	$4,344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,549	8,229
Deferred income taxes	2,656	(3,571)
Amortization of deferred gain on sale-leaseback	(163)	(162)
Paid in kind interest on convertible notes	3,365	—
Amortization of discount on new senior secured notes	389	—
Amortization of debt issuance costs and other	2,067	583
Share-based compensation	4,117	1,016
Loss on sale of assets	171	395
Gain on sale of subsidiary stock	—	(1,292)
Other, net	(523)	(172)
Changes in operating assets and liabilities:
Accounts receivable	(22,905)	(8,369)
Inventories	(3,991)	6,947
Other current assets	2,011	10,723
Other assets	71	—
Accounts payable	8,577	14,056
Accrued expenses	(19,419)	(12,619)
Other liabilities	1,565	(186)

Net cash (used in) provided by operating activities	(8,749)	19,922

Investing activities:
Purchase of property, plant and equipment	(2,449)	(2,346)
Proceeds from sale of property, plant and equipment	57	8,449
Net proceeds from sale of subsidiary stock	—	1,237
Investments in and loans to unconsolidated affiliate	—	(2,322)

Net cash (used in) provided by investing activities	(2,392)	5,018

Financing activities:
Proceeds from issuance of long-term obligations	516	1,990
Repayments of long-term obligations	(3,361)	(4,043)
Borrowings under revolving credit facilities	—	59,565
Repayments under revolving credit facilities	—	(93,965)
Exercise of employee stock options, including related excess tax benefits	—	3
Debt issuance costs	—	(8)
Other	(16)	—

Net cash used in financing activities	(2,861)	(36,458)

Effect of exchange rate changes on cash	(370)	(4)

Decrease in cash and equivalents	(14,372)	(11,522)
Cash and equivalents:
Beginning of period	131,427	26,596

End of period	$117,055	$15,074

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Basis of Presentation

        The interim Condensed Consolidated Financial Statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim Condensed Consolidated Financial Statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. These Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements for the year ended November 29, 2009 included within the Company's Annual Report on Form 10-K (File No. 001-08738).

        At February 28, 2010, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 49.2% of the issued and outstanding common stock of the Company.

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

Note 2: Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance in the first quarter of fiscal 2010 and it did not have a material impact on its financial statements.

        In December 2007, the FASB issued authoritative guidance on business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. Guidance was also issued for recognizing and measuring goodwill acquired in a business combination and what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this guidance in the first quarter of fiscal 2010 and it did not have a material impact on its financial statements.

        In April 2008, the FASB issued authoritative guidance on the determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. The Company adopted this guidance in the first quarter of fiscal 2010 and it did not have a material impact on its financial statements.

        In June 2008, the FASB issued authoritative guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

be included in the earnings allocation in computing earnings per share. The Company adopted this guidance in the first quarter of fiscal 2010 and retrospectively restated its earnings per share for previous periods in accordance with this guidance. The adoption did not have a material impact on the current or prior period financial statements presented herein.

        In November 2008, the Emerging Issues Task Force ("EITF") issued authoritative guidance which clarifies the accounting for certain transactions involving equity method investments. The Company adopted this guidance in the first quarter of fiscal 2010 and it did not have a material impact on its financial statements.

        In December 2008, the FASB issued authoritative guidance on an employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in the fourth quarter of fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company's defined benefit pension plans.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities ("VIE"). This new guidance significantly affects the overall consolidation analysis. The Company adopted this guidance in the first quarter of fiscal 2010. The Company has evaluated the guidance and does not have a VIE for which it is currently required to evaluate whether it is the primary beneficiary. As such, the adoption of this guidance did not have a material impact on the Company's financial statements.

        In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and timing of the transfers, which will become effective for the Company in the second quarter of fiscal 2010. Additionally, the guidance requires a rollforward of activities related to the purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements. The Company will adopt this guidance in the first quarter of fiscal 2012. The adoption of this guidance will increase the level of disclosures in the financial statements related to fair value measurements.

        In January 2010, the FASB issued authoritative guidance to amend the accounting and reporting requirements for decreases in ownership of a subsidiary. This guidance requires that a decrease in the ownership interest of a subsidiary that does not result in a change of control be treated as an equity transaction. The guidance also expands the disclosure requirements about the deconsolidation of a subsidiary. The Company adopted this guidance in the first quarter of fiscal 2010 and it did not have a material impact on its financial statements.

Note 3: Restatement of Previous Periods

        During the year-end financial close process of fiscal 2009, the Company discovered an error related to the depreciation of the assets acquired through the purchase of certain of its European subsidiaries in fiscal 2001. The Company also discovered an error related to the deferred income tax liabilities recorded on these assets. The errors, which were immaterial to the prior periods, resulted in

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Restatement of Previous Periods (Continued)

an understatement of depreciation expense, recorded as a component of cost of goods sold and an overstatement of the income tax provision in the Condensed Consolidated Statements of Operations for prior periods. The recorded balances of accumulated depreciation and deferred tax liabilities were, likewise, understated and overstated, respectively in the Condensed Consolidated Balance Sheets for prior periods. The Company evaluated the effects of these errors on prior periods' consolidated financial statements, individually and in the aggregate, in accordance with the guidance provided by SEC Staff Accounting Bulletin ("SAB") No. 108, codified as Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," and concluded that no prior period is materially misstated. However, in accordance with the provisions of this SAB Topic, the Company is restating its Condensed Consolidated Financial Statements for the three months ended March 1, 2009 as follows (in thousands):

	Condensed Consolidated Statements of Operations Information for the Three Months Ended
	March 1, 2009
	As Previously Reported	Adjustments	Restated
Cost of goods sold	$191,726	$610	$192,336
Gross profit	118,250	(610)	117,640
Income from operations	23,996	(610)	23,386
Income before income taxes	7,773	(610)	7,163
Income tax provision	3,027	(208)	2,819
Net income	4,746	(402)	4,344
Earnings per common share—Basic	0.05	—	0.05
Earnings per common share—Diluted	0.05	—	0.05
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 1, 2009
Net income	$4,746	$(402)	$4,344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,619	610	8,229
Deferred income taxes	(3,363)	(208)	(3,571)

Note 4: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new stock options granted and outstanding options using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three months ended February 28, 2010 and March 1, 2009 was $4.1 million and $1.0 million, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

Stock Option Awards

        During the three months ended February 28, 2010, the Company granted no new options to purchase shares of common stock. During the three months ended March 1, 2009, the Company granted options to purchase 51,167 shares of common stock and recognized an insignificant amount of compensation expense associated with these grants during the three months ended March 1, 2009. The options granted during the first quarter of fiscal 2009 had a weighted average grant-date fair value of $0.47 per option.

        The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Three Months Ended March 1, 2009
Expected volatility	60%
Expected dividend yield	0.00%
Expected term (in years)	5.63-5.90
Risk-free rate	2.07%

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

        A summary of option activity under the 1998 Plan for the three months ended February 28, 2010, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 29, 2009	2,102,162	$1.09
Forfeited	—	—

Outstanding February 28, 2010 (all fully vested and exercisable)	2,102,162	$1.09
Weighted average remaining contractual term	4.1 years
Aggregate intrinsic value of in-the-money options at February 28, 2010 (in thousands)	$3,073

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        A summary of option activity under the 2004 Plan for the three months ended February 28, 2010, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 29, 2009	9,568,777	$5.20
Exercised	(1,067)	$1.64
Forfeited	(90,048)	$5.52

Outstanding February 28, 2010	9,477,662	$5.20
Weighted average remaining contractual term	5.0 years
Aggregate intrinsic value of in-the-money options (in thousands)	$1,550
Exercisable at February 28, 2010	6,196,764
Weighted average remaining contractual term	4.9 years
Aggregate intrinsic value of in-the-money options (in thousands)	$656

        As of February 28, 2010, the Company had approximately $3.0 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 3.9 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of February 28, 2010, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. Further, the Company has not recognized compensation cost in the current period for certain options to purchase 667,532 shares of common stock that do not vest unless the performance targets are achieved. Total unrecognized compensation cost related to these options is $1.3 million.

Restricted Shares and Share Unit Awards

        The Company has outstanding 291,971 restricted shares that are considered to be non-vested shares, and have the same rights as the Company's outstanding common shares, including dividend participation rights, except that they cannot be sold by the holder until the end of the vesting period. As of February 28, 2010, the remaining unrecognized compensation cost related to restricted stock awards was $0.9 million which is expected to be recognized over the remaining vesting period of 1.4 years. As of February 28, 2010, none of the outstanding restricted stock awards have vested.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        The Company has outstanding 457,256 restricted share units (RSUs) which vest based on the attainment of certain performance targets that are tied to the Company's earnings performance and a three-year service requirement. None of these RSUs were granted in the three months ended February 28, 2010. During the three months ended March 1, 2009, the Company approved grants of 344,400 performance-based RSUs. If the performance targets are not met, then the RSUs will not vest. As of February 28, 2010, the first of the related performance targets have been met indicating that one-third of the awards will vest upon the completion of the service requirement. The RSUs granted during the three months ended March 1, 2009 have a grant date fair value of $0.87 based on the closing price of the Company's common stock as of the grant date.

        The Company also has outstanding 16,485,436 restricted share units (RSUs) that vest based on the passage of time and do not contain performance requirements. The RSU award amount accretes in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited. The number of awards outstanding above gives effect to this accretion. The RSUs do not contain dividend participation rights.

        As of February 28, 2010, the remaining unrecognized compensation cost related to these outstanding RSUs was $18.2 million which will be recognized based on the Company's forecasted attainment of the performance targets or over time depending upon the vesting criteria of the award. As of February 28, 2010, it is the Company's expectation that the performance targets for RSUs with performance targets will be met. The unrecognized compensation cost for the outstanding RSUs is expected to be recognized over the remaining vesting period of 2.9 years

        A summary of restricted share unit award activity for the three months ended February 28, 2010, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 29, 2009	16,954,906	$2.02
Vested	(4,179)	2.00
Forfeited	(8,035)	2.00

Outstanding February 28, 2010	16,942,692	$2.02
Weighted average remaining vesting period	2.9 years

Note 5: Inventories

        The major components of inventories were as follows (in thousands):

	February 28, 2010	November 29, 2009
Raw materials	$28,126	$29,700
Work in process	21,824	19,158
Finished goods	9,586	7,952

	$59,536	$56,810

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 6: Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy-branded products. In addition, the Company has a 20-year warranty on the major components of its TrueForm and MirrorForm visco-elastic products and its SpringFree latex product, the last ten years of which are prorated on a straight-line basis. The Company also offers a 20-year limited warranty on its RightTouch product line which covers only certain parts of the product and is prorated for part of the twenty years. The RightTouch line was discontinued in the third quarter of fiscal 2008. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimate involves an average lag time in days between the sale of a bed and the date of its return, applied to the current rate of the warranty returns.

        The change in the Company's accrued warranty obligations for each of the three months ended February 28, 2010 and March 1, 2009 was as follows (in thousands):

	February 28, 2010	March 1, 2009
Accrued warranty obligations at beginning of period	$16,464	$16,487
Warranty claims	(4,546)	(4,580)
Warranty provisions	4,404	4,164

Accrued warranty obligations at end of period	$16,322	$16,071

        As of February 28, 2010 and November 29, 2009, $10.5 million and $10.6 million is included as a component of other accrued liabilities and $5.8 million and $5.9 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $1.5 million and $1.3 million for the three months ended February 28, 2010 and the three months ended March 1, 2009, respectively.

Note 7: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill, which relates entirely to the Americas segment, for the three months ended February 28, 2010 are as follows (in thousands):

Balance as of November 29, 2009	$360,583
Increase due to foreign currency translation	292

Balance as of February 28, 2010	$360,875

        Total other intangibles of $1.6 million (net of accumulated amortization of $3.0 million) as of February 28, 2010 consist primarily of licenses, which are amortized using a straight-line method over

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Goodwill and Other Intangible Assets (Continued)

periods ranging from 5 to 15 years. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. During the three months ended February 28, 2010 and March 1, 2009, the Company recognized amortization expense associated with intangibles of $0.3 million and $0.8 million, respectively. The Company expects to recognize amortization expense relating to these intangibles of $0.2 million for the remainder of 2010, $0.3 million in 2011, $0.3 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $0.2 million thereafter.

Note 8: Long-Term Obligations

        Long-term obligations as of February 28, 2010 and November 29, 2009 consisted of the following (in thousands):

	February 28, 2010	November 29, 2009
Asset-based revolving credit facility	$—	$—
Senior secured notes	337,003	336,625
Convertible notes(1)	176,493	180,109
Senior subordinated notes	268,945	268,945
Financing obligations	40,940	41,296
Other	16,596	20,484

	839,977	847,459
Less current portion	(10,972)	(13,693)

	$829,005	$833,766

(1)
Includes PIK interest of $1.7 million from January 16, 2010 through February 28, 2010 for which the principal balance of the Convertible Notes has not yet been increased.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Long-Term Obligations (Continued)

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. As of February 28, 2010, there were no amounts outstanding under the ABL Revolver. At February 28, 2010, the Company had approximately $53.8 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $24.2 million.

        The ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of February 28, 2010, the Company is not in a minimum availability period under the ABL Revolver.

Senior Secured Notes

        On May 29, 2009, the Company issued $350.0 million aggregate principal amount of Senior Notes maturing April 2016 bearing interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For the three months ended February 28, 2010, the Company recognized additional interest expense of $0.4 million related to the accretion of the OID.

        On February 1, 2010, the Company announced its intention to redeem 10%, or $35.0 million, of the principal amount of its outstanding Senior Notes. Pursuant to the terms of the Senior Notes, the redemption price will equal 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. The redemption occurred on March 16, 2010. See Note 20.

Convertible PIK Notes

        The Convertible Notes mature in July 2016 and bear interest at 8.00% per annum payable semi-annually in arrears on January 15 and July 15. The Company does not pay interest in cash related to the Convertible Notes, but instead increases the amount of the Convertible Notes by an amount equal to the interest payable for the interest period ending immediately prior. The amount of interest payable for each interest period is calculated on the basis of the accreted principal amount as of the first day of such interest period. The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $1.00 per share.

        During the three months ended February 28, 2010, there were no conversions of Convertible Notes into common shares.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. Upon the January 15, 2010 interest payment date, the fair value of the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Long-Term Obligations (Continued)

underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment of $7.0 million. The recognition of the beneficial conversion feature resulted in the recognition of a discount of $7.0 million, which was reflected as a reduction of the balance of the Convertible Notes with an offsetting increase to additional paid-in capital. The recognized discount will be accreted through interest expense over the remaining term of the Convertible Notes.

        The indentures and agreements governing the ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing Sealy Mattress Company's ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing our Senior Notes and the 2014 Notes we are restricted from paying dividends or making other distributions to Sealy Corporation unless we are able to satisfy certain requirements or use an available exception from the limitation. As of February 28, 2010, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $249.9 million to its parent due to the provisions in its long-term debt agreements. However, $40.2 million would be available for distribution without restriction. At February 28, 2010, the Company was in compliance with the covenants contained within the related note indentures and agreements.

Note 9: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to changes in interest rates, commodity prices and foreign currency exchange rates. All of the Company's designated hedging instruments are considered to be cash flow hedges.

Interest Rate Risk

        The Company is exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. In order to manage this risk, the Company has entered into several interest rate swap agreements that convert the debt's variable interest rate to a fixed interest rate. These swap agreements are either designated as hedging instruments or are considered to be economic hedges which are not designated as hedging instruments. The gains and losses on both designated and undesignated swap agreements will offset losses and gains on the transactions being hedged. The Company formally documents qualifying hedged transactions and hedging instruments. The Company assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to interest rate fluctuations are as follows:

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Derivative Instruments and Hedging Strategies (Continued)

        Prior to the Refinancing, the Company had three interest rate swap agreements related to term debt under our Old Senior Credit Facility which were formally designated as cash flow hedges. These interest rate swaps consisted of: 1) an agreement fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010; 2) an agreement fixing the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance through November 4, 2009; and 3) an agreement fixing the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance through February 4, 2010. In connection with the Refinancing, the Company paid $15.2 million to terminate these interest rate swap agreements which was recorded as refinancing expense in the second quarter of fiscal 2009.

        Additionally, the Company has three interest rate swaps outstanding for notional amounts of 2.3 million Euros, 2.9 million Euros and 3.5 million Euros which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The Company has not formally documented these interest rate swaps as hedges.

        As of February 28, 2010, the total notional amount of the Company's interest rate swap agreements was $11.8 million, which relates to agreements that have not been designated as hedging instruments. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows related to forecasted interest payments through interest rate swap agreements is through May 2019.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials and royalty payments made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward and option contracts. As with its interest rate swap instruments, the Company designates certain of these contracts as hedging instruments and enters into some contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations are as follows:

        At February 28, 2010, the Company had 14 forward foreign currency contracts and 14 foreign currency option contracts to sell a total of 27.3 million Canadian dollars and receive US dollars at specified exchange rates with expiration dates ranging from March 15, 2010 through November 15, 2010. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's US dollar denominated purchases of raw materials. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials related to changes in the foreign currency exchange rates.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Derivative Instruments and Hedging Strategies (Continued)

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At February 28, 2010 and November 29, 2009, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        At March 1, 2009, the Company had four forward foreign currency contracts outstanding to purchase a total of 1.8 million Euros with expiration dates ranging from March 31, 2009 through December 31, 2009. These hedges were entered into to protect against the fluctuation in the Euro denominated royalty payments related to a third party license held by the Company. The Company formally designated these contracts as cash flow hedges, and they were expected to be highly effective in offsetting fluctuations in these royalty payments related to changes in the foreign currency exchange rates. These hedges were no longer outstanding at February 28, 2010.

        At February 28, 2010, the maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through November 15, 2010. Over the next 12 months, the Company expects to reclassify $0.1 million of deferred gains from accumulated other comprehensive income to selling, general and administrative expense as related forecasted foreign currency payments are made.

        For the three months ended February 28, 2010 and March 1, 2009, recognized foreign currency transaction gains were $1.2 million, and of $0.5 million, respectively. These gains are recognized in cost of goods sold or selling, general and administrative expenses at the time they occur.

Commodity Price Exposure

        The Company is exposed to risk associated with fluctuations in the prices of diesel fuel used in the transportation of its finished product to its customers. To manage this risk, the Company enters into fixed price swap agreements. The Company designates these fixed price swap contracts as hedging instruments. These contracts protect against the reduction in value of forecasted cash flows resulting from the purchases of diesel fuel. The fair values of the fixed price swap agreements are estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations are as follows:

        At February 28, 2010, the Company had nine fixed price swap contracts outstanding to purchase 1.1 million gallons of diesel fuel at specified prices with expiration dates ranging from March 31, 2010 through November 30, 2010. These hedges were entered into to protect against the fluctuations in the prices of diesel fuel purchased by certain of the Company's U.S. manufacturing facilities. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of diesel fuel related to changes in the underlying diesel fuel prices.

Embedded Derivatives

        The Company evaluates its outstanding debt arrangements in accordance with the FASB's authoritative guidance on derivative instruments and hedging, which requires bifurcation of embedded

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Derivative Instruments and Hedging Strategies (Continued)

derivative instruments and measurement of fair value for accounting purposes. The Company concluded that the contingent redemption option upon a change of control or a qualifying asset sale within its Senior Notes qualifies as an embedded derivative instrument which should be bundled as a compound embedded derivative and bifurcated from the Senior Notes. Due to the low probability of the occurrence of the contingent events requiring redemption, the fair value of this embedded derivative instrument was determined to be immaterial.

        At February 28, 2010 and November 29, 2009, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	February 28, 2010		February 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$552	Other current liabilities	$—
Commodity fixed price swap contracts	Other current assets	44	Other current liabilities	—

Total derivatives designated as hedging instruments		596		—
Derivatives not designated as hedging instruments
Interest rate contracts	Other noncurrent assets	506	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments		506		—

Total derivatives		$1,102		$—

	Asset Derivatives		Liability Derivatives
	November 29, 2009		November 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,133	Other current liabilities	$—

Total derivatives designated as hedging instruments		1,133		—
Derivatives not designated as hedging instruments
Interest rate contracts	Other noncurrent assets	475	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments		475		—

Total derivatives		$1,608		$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Derivative Instruments and Hedging Strategies (Continued)

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended February 28, 2010 and March 1, 2009, was as follows (in thousands):

Three Months Ended February 28, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	17	Selling, general and administrative expenses	—	Selling, general and administrative expenses	16
Foreign exchange contracts	(136)	Selling, general and administrative expenses	57	Selling, general and administrative expenses	—

Total	$(119)		$57		$16

Three Months Ended March 1, 2009
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate contracts	2,344	Interest income (expense)	(2,299)	Interest income (expense)	—
Foreign exchange contracts	(3)	Selling, general and administrative expenses	89	Selling, general and administrative expenses	—

Total	$2,341		$(2,210)		$—

Three Months Ended February 28, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest income (expense)	$30

Total		$30

Three Months Ended March 1, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Interest rate contracts	Interest income (expense)	211
Foreign exchange contracts	Selling, general and administrative expenses	19

Total		$230

        At February 28, 2010 and November 29, 2009 there were no outstanding interest rate swaps qualifying for hedge accounting treatment due to the termination of these swaps and the repayment of the related variable-rate debt in connection with the Refinancing (Note 8). At February 28, 2010 and November 29, 2009, accumulated other comprehensive income associated with foreign currency

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Derivative Instruments and Hedging Strategies (Continued)

forwards qualifying for hedge accounting treatment was $0.2 million and $0.5 million, respectively net of income tax effects. At February 28, 2010, accumulated other comprehensive income, net of income tax effect, associated with diesel fixed swap contract was an insignificant amount.

Note 10: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding interest rate swaps, foreign currency derivative contracts and diesel fixed price swap contracts discussed above. See Note 9. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of fiscal 2010 or 2009. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at February 28, 2010 Using
	February 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate, foreign exchange and commodity derivatives	$1,102	$—	$1,102	$—

		Fair Value Measurements at November 29, 2009 Using
	November 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate and foreign exchange derivatives	$1,608	$—	$1,608	$—

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt, based on quoted market prices, at February 28, 2010 were as follows (in thousands):

Senior Secured Notes	$386,750
Convertible Notes	664,395
Senior Subordinated Notes	267,600

Note 11: Other Income, Net

        Other income, net, includes interest income for the three months ended February 28, 2010 and March 1, 2009 of $0.1 million and an insignificant amount, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 12: Acquisitions and Dispositions

        On December 1, 2008, the Company sold fifty percent of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Australian licensee and these operations became part of the group of joint ventures that we participate in with the Australian licensee. In consideration of the sale of the fifty percent interest, the Company received net cash of $1.2 million and recognized a gain on the sale of the subsidiary of $1.3 million which has been recorded as a gain on sale of subsidiary stock in the accompanying Condensed Consolidated Statements of Operations. Upon the close of this transaction, the subsidiary was deconsolidated. The joint venture to which these operations were added is not considered to be a variable interest entity for which the Company is a primary beneficiary and is, therefore, not consolidated for financial statement purposes. The Company accounts for its interest in this joint venture under the equity method.

        On December 4, 2008, the Company and its Australian licensee each acquired a 50% interest in a joint venture that owns the assets of the Company's former New Zealand licensee. The purchase price for the 50% ownership was $1.9 million. Additional contributions of $0.4 million were made by each party to the joint venture to fund the initial working capital of this entity. The New Zealand joint venture is not considered to be a variable interest entity for which the Company is a primary beneficiary and is, therefore, not consolidated for financial statement purposes. The Company accounts for its interest in this joint venture under the equity method.

Note 13: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S., Canada and France for the three months ended February 28, 2010 and March 1, 2009 are as follows (in thousands):

	Three Months Ended
	February 28, 2010	March 1, 2009
Service cost	$244	$199
Interest cost	383	365
Expected return on plan assets	(305)	(240)
Amortization of unrecognized gains and losses	37	91
Amortization of unrecognized prior service cost	143	66

Net periodic pension cost*	$502	$481

Cash contributions	$0	$0

*
Net periodic pension cost recognized for the three months ended February 28, 2010 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2010. Similarly, net periodic pension cost for the three months ended March 1, 2009 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plans of approximately $1.1 million during the remainder of fiscal 2010.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three months ended February 28, 2010 was approximately 62.0%, compared to approximately 39.4%, for the three months ended March 1, 2009. The effective rate for the three months ended February 28 2010 was higher than the rate for the three months ended March 1, 2009, primarily due to the effect of non-deductible paid in kind interest which resulted from the Refinancing in the second quarter of fiscal 2009.

        The Condensed Consolidated Balance Sheet as of February 28, 2010 includes accrued interest of $3.6 million and penalties of $3.2 million due to unrecognized tax benefits. As of November 29, 2009, the Company had recorded accrued interest of $3.6 million and penalties of $3.1 million due to unrecognized tax benefits.

        The Company expects the liability for uncertain tax positions to decrease by approximately $2.9 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2006 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following February 28, 2010. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15: Comprehensive Income

        Comprehensive income for the three months ended February 28, 2010 and March 1, 2009 was $4.6 million and $1.2 million, respectively. The increase in comprehensive income for the three months ended February 28, 2010 compared to the three months ended March 1, 2009, has been driven primarily by a decrease in losses from foreign currency translation coupled with increased net income.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 15: Comprehensive Income (Continued)

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	February 28, 2010	November 29, 2009
Unrealized gain (loss) on cash flow hedges, net of tax	$179	$463
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(7,744)	(7,936)
Accumulated foreign currency translation adjustment	5,446	6,420

	$(2,119)	$(1,053)

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the approval of the New Jersey Department of Environmental Protection and continues to operate a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of February 28, 2010 for $2.2 million ($2.4 million prior to discounting at 4.75%) associated with this remediation project.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company identified cadmium in the ground water at the site and removed the contaminated soil and rock from the site during fiscal 2007. The Company has recorded a liability of approximately $0.1 million associated with the additional work and ongoing

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Commitments and Contingencies (Continued)

monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous, unrelated, unaffiliated occupants of the facility.

        The Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters. Based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company. However, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material adverse effect.

  Commitments

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three months ended February 28, 2010, severance costs of $1.3 million were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. For the three months ended March 1, 2009, severance costs of $1.2 million, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. Severance benefits of $1.9 million and $1.2 million have been accrued as of February 28, 2010 and November 29, 2009, respectively. The entire liability has been recorded as a component of accrued compensation within the accompanying Condensed Consolidated Balance Sheet as of February 28, 2010 and November 29, 2009, respectively.

Note 17: Related Party Transactions

        During the three months ended February 28, 2010, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portifolio companies) of $0.5 million. As of February 28, 2010, $0.3 million of this amount was accrued as a component of other accrued liabilities and accounts payable in the accompanying Condensed Consolidated Balance Sheets. We also participate in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. We have received lease income on this property of an insignificant amount during the first quarter of fiscal 2010.

        During the three months ended March 1, 2009, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.6 million. As of March 1, 2009, this entire amount was accrued as a component of other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

        In connection with the Refinancing (Note 8), Convertible Notes were issued to Sealy Holding LLC, an affiliate of KKR, in an aggregate amount of $93.8 million. In connection with the PIK interest payment on the Convertible Notes, the par value of the notes held by KKR was increased by $3.8 million.

        KKR Financial LLC, an affiliate of KKR, also participated in the Senior Notes that were issued in connection with the Refinancing. As part of the offering, KKR Financial LLC purchased $53.0 million principal amount of the outstanding Senior Notes. Interest expense of $2.2 million has been recorded

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 17: Related Party Transactions (Continued)

during the three months ended February 28, 2010 related to KKR Financial LLC's portion of the outstanding Senior Notes and remains accrued at February 28, 2010.

        During the first quarter of fiscal 2010, the Company's joint ventures declared a distribution of $1.0 million, which has been recognized as a component of Accounts Receivable as of February 28, 2010 in the Condensed Consolidated Balance Sheets.

Note 18: Segment Information

        The Company has determined that it has two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on the Company's organizational structure which is organized around geographic areas.

        Both reportable segments manufacture and market conventional and specialty bedding. The Americas segment's operations are concentrated in the United States, Canada, Mexico, Argentina, Uruguay, Brazil, Puerto Rico and Chile. Europe's operations are concentrated in western Europe. The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance based on profit or loss from operations before interest expense, income taxes, depreciation and amortization ("EBITDA"). The Company accounts for inter- segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

        Sales by geographic area are as follows (in thousands):

	Three Months Ended
	February 28, 2010	March 1, 2009
Americas:
United States	$246,374	$234,755
Canada	44,727	31,039
Other International	21,894	19,891

Total Americas	312,995	285,685
Europe	26,632	24,291

Total	$339,627	$309,976

Total International	$93,253	$75,221

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Segment Information (Continued)

        There were no inter-segment sales for the three months ended February 28, 2010 and March 1, 2009. Long lived assets (principally property, plant and equipment) outside the United States were $60.3 million and $60.6 million as of February 28, 2010 and November 29, 2009, respectively.

	Three Months Ended
	February 28, 2010	March 1, 2009
	(in thousands)
Net sales to external customers:
Americas	$312,995	$285,685
Europe	26,632	24,291

	339,627	309,976

Capital expenditures:
Americas	2,092	2,208
Europe	357	138

	2,449	2,346

EBITDA:
Americas	44,257	33,954
Europe	(863)	(1,013)
Inter-segment eliminations	—	(1)

	43,394	32,940

Reconciliation of EBITDA to net income:
EBITDA from segments	43,394	32,940
Interest	22,341	17,548
Income taxes	7,790	2,819
Depreciation and amortization	7,549	8,229

Net Income	$5,714	$4,344

	February 28, 2010	November 29, 2009
	(in thousands)
Total assets:
Americas	$954,547	$949,051
Europe	58,935	67,972
Intersegment eliminations	(1,553)	(1,553)

	$1,011,929	$1,015,470

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Earnings per Share

        In June 2008, the FASB issued new authoritative guidance that indicates that unvested share-based awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. As of February 28, 2010, the Company implemented this guidance which requires the unvested shares of its restricted shares outstanding to be treated as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. Prior period comparative data has been retrospectively restated below, in accordance with the new guidance.

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	Three Months Ended
	February 28, 2010	March 1, 2009
	(in thousands)
Numerator:
Net income, as reported	$5,714	$4,344
Net income attributable to participating securities	(18)	(13)
Interest on convertible notes	3,365	—

Net income available to common shareholders	$9,061	$4,331

Denominator:
Denominator for basic earnings per share—weighted average shares	94,524	91,807
Effect of dilutive securities:
Convertible debt	178,204	—
Stock options	1,316	1,595
Restricted share units	9,206	—
Other	326	153

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	283,576	93,555

        Options and share units (in thousands) not included in the calculation of diluted earnings per share because their impact is antidilutive for the three months ended February 28, 2010 and March 1, 2009 are 7,808 and 10,593, respectively.

Note 20: Subsequent Events

        On March 16, 2010, the Company redeemed $35.0 million principal amount of its outstanding Senior Notes. Pursuant to the terms of the related indenture, the redemption price was 103% of the principal amount of the notes or $36.1 million, plus accrued and unpaid interest to the redemption date of $1.6 million. In connection with the repurchase, the Company also recognized charges of $1.1 million related to the premium paid to repurchase the notes and $2.7 million related to the write-off of related debt issuance costs and original issue discount.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information

        Sealy Corporation, Sealy Mattress Corporation (a 100% owned subsidiary of Sealy Corporation) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Senior Notes, the Convertible Notes and the 2014 Notes (the "Guarantor Subsidiaries"), and are 100% owned subsidiaries of the Issuer, have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes, the Convertible Notes and the 2014 Notes (collectively, the "Guaranteed Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided, in part, by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Guaranteed Notes. Although holders of the Guaranteed Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Guaranteed Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Guaranteed Notes.

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of February 28, 2010 and November 29, 2009, Condensed Consolidating Statements of Operations for the three months ended February 28, 2010 and March 1, 2009, and Condensed Consolidating Statements of Cash Flows for the three months ended February 28, 2010 and March 1, 2009.

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

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

February 28, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$357	$—	$29,234	$55,753	$31,711	$—	$117,055
Accounts receivable, net	—	—	7	103,025	74,668	—	177,700
Inventories	—	—	1,737	38,997	19,246	(444)	59,536
Other current assets and deferred income taxes	394	—	810	25,513	5,062	—	31,779

Total current assets	751	—	31,788	223,288	130,687	(444)	386,070
Property, plant and equipment, at cost	—	—	9,339	330,587	96,171	—	436,097
Less accumulated depreciation	—	—	(4,928)	(179,140)	(52,229)	—	(236,297)

	—	—	4,411	151,447	43,942	—	199,800
Other assets:
Goodwill	—	—	24,741	301,942	34,192	—	360,875
Intangible assets, net	—	—	—	1,594	—	—	1,594
Net investment in subsidiaries	(166,287)	249,925	393,499	190,698	(1)	(667,834)	—
Due from (to) affiliates	249,895	(416,212)	553,009	(110,807)	(99,561)	(176,324)	—
Debt issuance costs, net and other assets	—	—	27,699	20,361	15,530	—	63,590

	83,608	(166,287)	998,948	403,788	(49,840)	(844,158)	426,059

Total assets	$84,359	$(166,287)	$1,035,147	$778,523	$124,789	$(844,602)	$1,011,929

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,871	$9,101	$—	$10,972
Accounts payable	—	—	385	53,032	42,044	—	95,461
Accrued customer incentives and advertising	—	—	—	19,908	5,781	—	25,689
Accrued compensation	—	—	355	20,758	7,116	—	28,229
Accrued interest	—	—	1,660	17,293	208	—	19,161
Other accrued liabilities	—	—	319	26,700	6,449	—	33,468

Total current liabilities	—	—	2,719	139,562	70,699	—	212,980
Long-term obligations	176,493	—	782,441	39,768	6,796	(176,493)	829,005
Other liabilities	—	—	—	48,694	11,531	—	60,225
Deferred income tax liabilities	144	—	62	1,145	646	—	1,997
Stockholders' equity (deficit)	(92,278)	(166,287)	249,925	549,354	35,117	(668,109)	(92,278)

Total liabilities and stockholders' equity (deficit)	$84,359	$(166,287)	$1,035,147	$778,523	$124,789	$(844,602)	$1,011,929

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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended February 28, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$21,583	$233,420	$91,624	$(7,000)	$339,627
Cost and expenses:
Cost of goods sold	—	—	12,927	137,342	56,148	(6,910)	199,507
Selling, general and administrative	10	—	1,959	81,101	25,886	—	108,956
Amortization expense	266	—	—	72	1	—	339
Restructuring expenses and asset impairment	—	—	—	—	—	—	—
Royalty (income) expense, net	(368)	—	—	(4,121)	466	—	(4,023)

Income from operations	92	—	6,697	19,026	9,123	(90)	34,848
Interest expense	1	80	20,716	664	880	—	22,341
Other (income) expense, net	—	—	—	—	(54)	—	(54)
Loss (income) from equity investees	(5,694)	(5,711)	(4,668)	—	—	16,073	—
Loss (income) from non- guarantor equity investees	—	—	—	(4,423)	—	4,423	—
Capital charge and intercompany interest allocation	—	—	(18,856)	16,620	2,236	—	—

Income (loss) before income taxes	5,785	5,631	9,505	6,165	6,061	(20,586)	12,561
Income tax provision (benefit)	71	(63)	3,794	1,478	2,581	(71)	7,790
Equity in earnings of unconsolidated affiliates	—	—	—	—	943	—	943

Net income (loss)	$5,714	$5,694	$5,711	$4,687	$4,423	$(20,515)	$5,714

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended March 1, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$20,893	$222,669	$73,545	$(7,131)	$309,976
Cost and expenses:
Cost of goods sold	—	—	12,373	136,080	50,951	(7,068)	192,336
Selling, general and administrative	194	—	1,933	75,178	19,391	—	96,696
Amortization of intangibles	727	—	—	72	16	—	815
Restructuring and related costs	—	—	—	113	—	—	113
Royalty (income) expense, net	(1,004)	—	—	(3,401)	1,035	—	(3,370)

Income from operations	83	—	6,587	14,627	2,152	(63)	23,386
Interest expense	36	88	15,902	619	903	—	17,548
Gain on sale of subsidiary stock	—	—	—	—	(1,292)	—	(1,292)
Other (income) expense, net	—	—	—	—	(33)	—	(33)
Loss (income) from equity investees	(4,308)	(4,375)	(460)	—	—	9,143	—
Loss (income) from non- guarantor equity investees	—	—	—	(612)	—	612	—
Capital charge and intercompany interest allocation	—	—	(14,470)	13,880	590	—	—

Income (loss) before income taxes	4,355	4,287	5,615	740	1,984	(9,818)	7,163
Income tax expense (benefit)	11	(21)	1,240	231	1,373	(15)	2,819

Net income (loss)	$4,344	$4,308	$4,375	$509	$611	$(9,803)	$4,344

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Three Months Ended February 28, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$6,813	$(15,086)	$(476)	$—	$(8,749)

Investing activities:
Purchase of property, plant and equipment	—	—	(40)	(1,765)	(644)	—	(2,449)
Proceeds from the sale of property, plant, and equipment	—	—	—	—	57	—	57
Net activity in investment in and advances from (to) subsidiaries and affiliates	—	—	(6,757)	5,558	1,199	—	—

Net cash provided by (used in) investing activities	—	—	(6,797)	3,793	612	—	(2,392)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	—	—	—	—	—	—	—
Proceeds from issuance of long term obligations	—	—	—	—	516	—	516
Repayments of long-term obligations	—	—	—	(904)	(2,457)	—	(3,361)
Borrowings under new asset- based revolver	—	—	—	—	—	—	—
Other	—	—	(16)	—	—	—	(16)

Net cash used in financing activities	—	—	(16)	(904)	(1,941)	—	(2,861)

Effect of exchange rate changes on cash	—	—	—	—	(370)	—	(370)

Change in cash and equivalents	—	—	—	(12,197)	(2,175)	—	(14,372)
Cash and equivalents:
Beginning of period	357	—	29,234	67,950	33,886	—	131,427

End of period	$357	$—	$29,234	$55,753	$31,711	$—	$117,055

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

        The current economic and weak retail environments have affected the level of spending by end consumers and have continued to put pressure on U.S. mattress sales, though we have begun to see some stabilization in the retail environment recently. Some of the international markets where we operate are experiencing similar challenges as well. We expect this challenging business environment to potentially continue through 2010. Furthermore, changes in foreign exchange rates contributed favorably to international results and these trends are expected to continue.

        We have continued our focus on new product development to bring new and innovative products to the market. In February 2010, we introduced Embody by Sealy, a single premium specialty brand that encompasses both memory foam (visco) and latex technologies. The Embody line features products at price levels ranging from $1,999 to $3,299 per queen set. We also introduced a new 60th Anniversary Posturepedic line which features new innerspring product at higher price points ranging from $750 to $1,000 per queen set. We will begin shipping these products to retailers in the coming months.

        Our industry has experienced significant volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. and other forces beyond our control. During fiscal 2009, the cost of these components decreased and ultimately became more stable in the latter part of fiscal 2009. We expect these costs to remain stable through fiscal 2010. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire, may reduce supplies in an effort to maintain higher prices. These actions would delay or eliminate price reductions from our suppliers.

        We have two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on our organizational structure which is organized around geographic areas. Both reportable segments manufacture and market conventional and specialty bedding. The Americas segment's operations are concentrated in the United States, Canada, Mexico, Argentina, Uruguay, Brazil, Puerto Rico and Chile. Europe's operations are concentrated in western Europe.

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

        As further discussed in Note 3 of our Condensed Consolidated Financial Statements in Item 1 above, we evaluated the effects of these errors in accordance with applicable SEC guidance and concluded that no prior period is materially misstated. Nonetheless, we decided to restate our Consolidated Financial Statements for the three months ended March 1, 2009, which restated periods are discussed below. Such restatement had no impact on our compliance with the indentures governing our Senior Notes, our 2014 Notes, our Convertible Notes or our ABL Revolver agreement.

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended February 28, 2010 and March 1, 2009, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	February 28, 2010		March 1, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$339,627	100.0%	$309,976	100.0%
Cost of goods sold	199,507	58.7	192,336	62.0

Gross profit	140,120	41.3	117,640	38.0
Selling, general and administrative expenses	108,956	32.1	96,696	31.2
Amortization expense	339	0.1	815	0.3
Restructuring expenses and asset impairment	—	—	113	—
Royalty income, net of royalty expense	(4,023)	(1.2)	(3,370)	(1.1)

Income from operations	34,848	10.3	23,386	7.6
Interest expense	22,341	6.6	17,548	5.7
Gain on sale of subsidiary stock	—	—	(1,292)	(0.4)
Other income, net	(54)	—	(33)	—

Income before income taxes	12,561	3.7	7,163	2.3
Income tax provision	7,790	2.3	2,819	0.9
Equity in earnings of unconsolidated affiliates	943	0.3	—	—

Net income	$5,714	1.4%	$4,344	1.4%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	February 28, 2010	March 1, 2009
Americas:
United States	72.5%	75.7%
Canada	13.2	10.0
Other	6.5	6.5

Total Americas	92.2	92.2
Europe	7.8	7.8

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the Three Months Ended
	February 28, 2010		March 1, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$312,995	100.0%	$285,685	100.0%
Cost of goods sold	179,717	57.4	173,213	60.6

Gross profit	133,278	42.6	112,472	39.4
United States (US Dollars):
Net sales	246,374	100.0	234,755	100.0
Cost of goods sold	142,261	57.7	140,302	59.8

Gross profit	104,113	42.3	94,453	40.2
Total International (US Dollars):
Net sales	93,253	100.0	75,221	100.0
Cost of goods sold	57,246	61.4	52,034	69.2

Gross profit	36,007	38.6	23,187	30.8
Canada:
US Dollars:
Net sales	44,727	100.0	31,039	100.0
Cost of goods sold	24,780	55.4	20,549	66.2

Gross profit	19,947	44.6	10,490	33.8
Canadian Dollars:
Net sales	47,187	100.0	38,390	100.0
Cost of goods sold	26,143	55.4	25,428	66.2

Gross profit	21,044	44.6	12,962	33.8
Other Americas (US Dollars):
Net sales	21,894	100.0	19,891	100.0
Cost of goods sold	12,676	57.9	12,362	62.1

Gross profit	9,218	42.1	7,529	37.9
Europe:
US Dollars:
Net sales	26,632	100.0	24,291	100.0
Cost of goods sold	19,790	74.3	19,123	78.7

Gross profit	6,842	25.7	5,168	21.3
Euros:
Net sales	18,687	100.0	18,332	100.0
Cost of goods sold	13,884	74.3	14,372	78.4

Gross profit	4,803	25.7%	3,960	21.6%

  Quarter Ended February 28, 2010 compared with Quarter Ended March 1, 2009

        Net Sales.    Our consolidated net sales for the quarter ended February 28, 2010, were $339.6 million, a increase of $29.7 million, or 9.6%, from the quarter ended March 1, 2009. Total Americas net sales were $313.0 million for the first quarter of fiscal 2010, an increase of 9.6% from the first quarter of fiscal 2009. This increase was due to increases in the Canada, U.S. and Other Americas businesses. Total U.S. net sales were $246.4 million for the first quarter of fiscal 2010, an increase of 4.9% from the first quarter of fiscal 2009. The U.S. net sales increase of $11.6 million was attributable to a 2.4% increase in wholesale unit volume, which excludes third party sales from our component plants, coupled with a 2.2% increase in wholesale average unit selling price. The increase in unit volume is primarily attributable to the successful launch of our new Stearns & Foster line and a more stable retail environment. International net sales increased $18.0 million or 24.0%, from the first quarter of fiscal 2009 to $93.3 million. Excluding the effects of currency fluctuation, net sales increased 11.9% from the first quarter of fiscal 2009. This increase was primarily due to increased sales stemming from the success of our new Stearns & Foster line, better execution of promotions and an improvement in retail demand in the Canadian market. We also experienced increases in sales in Europe and the Other Americas markets. In Canada, local currency sales increases of 22.9% translated into increases of 44.1% in U.S. dollars due to an increase in the average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 32.5% increase in unit volume, which was partially offset by a 7.2% decrease in average unit selling price. Both the increase in unit volume and lower average unit selling price were driven by the success of our new Stearns & Foster line and strategic promotional activity. Elsewhere in the Americas, we experienced sales increases in our Mexico markets and relatively flat sales in our South American markets. In our Europe segment, local currency sales increases of 1.9% translated into increases of 9.6% in U.S. dollars due to the increase in the average value of the Euro versus the U.S. dollar. The increase in local currency sales resulted from a 4.4% increase in sales of latex cores. Finished goods sales in local currency remained flat to the prior year.

        Gross Profit.    Our consolidated gross profit for the quarter was $140.1 million, an increase of $22.5 million from the comparable prior year period. As a percentage of net sales, gross profit increased 3.3 percentage points to 41.3% due to an increase in gross profit margins in both of our segments. Total Americas gross profit for the quarter was $133.3 million, a increase of $20.8 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas increased 3.2 percentage points to 42.6%. The increase in percentage of net sales was primarily due to an increase in gross profit margins in our U.S. and Canadian operations. U.S. gross profit increased $9.7 million to $104.1 million, which, as a percentage of net sales, represents an increase of 2.1 percentage points to 42.3% of net sales. The increase in percentage of net sales was driven primarily by lower material costs due to commodity price decreases from the prior year and improved operational efficiencies. In local currency, the gross profit margin in Canada was 44.6% as a percentage of net sales which represents an increase of 10.8 percentage points. This increase was driven by the impact of lower material costs per unit, partially offset by the lower average unit selling price discussed above. In our Europe segment, the local currency gross profit margin increased 4.1 percentage points due to conversion costs reductions.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense increased $12.3 million to $109.0 million. As a percentage of net sales this expense was 32.1% and 31.2% for the quarters ended February 28, 2010 and March 1, 2009, respectively, an increase of 0.9 percentage points. The increase as a percentage of net sales was primarily driven by an increase in non-cash compensation costs. The increase in absolute dollars is primarily due to a $6.3 million increase in volume driven variable expenses including an $8.8 million increase in cooperative advertising and promotional costs, and a $0.8 million increase in delivery costs due primarily to an increase in unit volume shipped. The increase in these costs have been partially offset by a $3.2 million decrease in bad debt expense. Fixed operating costs, exclusive of non-cash compensation expense, increased $2.9 million from the prior year period primarily due to increases in expected defined contribution plan payments, cash compensation costs and professional services. Non-cash compensation expense increased by $3.1 million compared to the first quarter of fiscal 2009 due primarily to the recognition of expense related to the restricted share unit grants that occurred in the third quarter of fiscal 2009.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $4.0 million for the three months ended February 28, 2010 increased 0.7 million from the prior year period due to increased royalties received from international licensees.

        Interest Expense.    Our consolidated interest expense for the first quarter of fiscal 2010 increased $4.8 million as compared with the prior year period to $22.3 million which included $5.3 million of non-cash interest expense, of which $3.4 million relates to paid-in-kind interest on our Convertible Notes. Our net weighted average borrowing cost was 10.6% and 8.9% for the three months ended February 28, 2010 and March 1, 2009, respectively. Our borrowing cost was unfavorably impacted by the Refinancing which resulted in increased interest rates and outstanding debt balances.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures have increased over the first quarter of fiscal 2009 due to increased demand seen in the Asian markets.

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, non-deductible mark to market adjustments for derivatives associated with the Convertible Notes subscription rights, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended February 28, 2010 was 62.0% compared to 39.4% for the three months ended March 1, 2009. The effective rate for the fiscal 2010 period was higher than the fiscal 2009 period primarily due to the effect of non-deductible paid in kind interest which resulted from the Refinancing in the second quarter of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $2.4 million for the three months ended February 28, 2010. We expect total 2010 capital expenditures to be approximately $18.0 to $20.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At February 28, 2010, the Company had approximately $53.8 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $24.2 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 10.6% and 8.9% for the three months ended February 28, 2010 and March 1, 2009, respectively. As of March 18, 2010, we had no borrowings outstanding under the ABL Revolver.

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

        At February 28, 2010, there were no amounts outstanding under the ABL Revolver. The Senior Notes have an outstanding balance of $337.0 million at February 28, 2010 which gives effect to an unamortized original issue discount of $13.0 million. As of February 28, 2010, the Convertible Notes have an outstanding balance of $176.5 million. We also have an outstanding principal balance of $268.9 million at February 28, 2010 on the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes").

        On February 1, 2010, the Company announced its intention to redeem 10%, or $35.0 million, of the principal amount of its outstanding Senior Notes. Pursuant to the terms of the Senior Notes, the redemption price will equal 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. The redemption occurred on March 16, 2010. See Note 23.

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At February 28, 2010, there were no amounts outstanding under the ABL Revolver.

        Prior to the Refinancing, we had three interest rate swap agreements related to term debt under our Old Senior Credit Facility. These interest rate swaps consisted of: 1) an agreement fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010; 2) an agreement fixing the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance through November 4, 2009; and 3) an agreement fixing the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance through February 4, 2010. In connection with the Refinancing, we paid $15.2 million to terminate these interest rate swap agreements.

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

        At February 28, 2010, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include the redemption or repurchase of a portion of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of February 28, 2010, we have repurchased shares for $16.3 million under this program, none of which was repurchased during fiscal 2010. From February 28, 2010 through March 18, 2010, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $11.0 million during the next twelve months, with $1.9 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our senior or subordinated debt during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement as of February 28, 2010, we do not currently expect a dividend will be declared in the second quarter of fiscal 2010.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Three Months Ended:
	February 28, 2010	March 1, 2009
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(8,749)	$19,922
Investing activities	(2,392)	5,018
Financing activities	(2,861)	(36,458)
Effect of exchange rate changes on cash	(370)	(4)

Change in cash and cash equivalents	(14,372)	(11,522)
Cash and cash equivalents:
Beginning of period	131,427	26,596

End of period	$117,055	$15,074

  Three Months Ended February 28, 2010 Compared With Three Months Ended March 1, 2009

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $28.6 million to a use of cash of $8.7 million for the three months ended February 28, 2010 from a source of cash of $19.9 million for the three months ended March 1, 2009. Net income and cash flows from operations for the three months ended February 28, 2010 compared to the same prior year period reflect a greater use of working capital. The uses include increases in accounts receivable and inventories to support higher sales in the quarter and the payment of incentive compensation that was accrued during fiscal 2009. Cash flows from operations for the three months ended March 1, 2009 included a benefit of $8.0 million for the receipt of income tax refunds.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the three months ended February 28, 2010 were $2.4 million as compared to net cash provided by investing activities of $5.0 million for the three months ended March 1, 2009. This difference of $7.4 million is primarily due to the receipt of $8.4 million of proceeds in the prior year from the sale-leaseback of the Company's South Gate, California facility.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the three months ended February 28, 2010 was $2.9 million compared with cash used in financing activities of $36.5 million for the three months ended March 1, 2009. This change has been primarily driven by the 2009 Refinancing which increased our cash position such that we are no longer in a position of borrowing against our revolving credit facility as we did in the first quarter of fiscal 2009.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following February 28, 2010. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants, but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our ABL Revolver.

        Our ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of February 28, 2010, we are not in a period of minimum availability and do not have any outstanding borrowings under the ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the ABL Revolver. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the significant of which are summarized below). Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio of 1.25 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions.

        The indentures governing our Senior Notes, Convertible Notes and Senior Subordinated Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock.

        Non-compliance with the minimum fixed charge ratio contained in the ABL Revolver agreement and the indentures governing the Senior Notes, Convertible Notes and 2014 Notes would prohibit Sealy Mattress Company and its subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions.

        The covenants contained within our debt agreements are based on what we refer to herein as "Adjusted EBITDA". In the senior debt agreements, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance. Adjusted EBITDA is presented herein as it is a material component of these covenants. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended February 28, 2010 and March 1, 2009:

	Three Months Ended:
	February 28, 2010	March 1, 2009
	(in thousands)
Net income	$5,714	$4,344
Interest expense	22,341	17,548
Income taxes	7,790	2,819
Depreciation and amortization	7,549	8,229

EBITDA	43,394	32,940
Adjustments for debt covenants:
Non-cash compensation	4,107	1,011
KKR consulting fees	496	720
Severance charges	1,115	1,278
Gain on sale of subsidiary	—	(1,292)
Other (various)(a)	176	844

Adjusted EBITDA	$49,288	$35,501

(a)
Consists of various immaterial adjustments

  Critical Accounting Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended November 29, 2009.

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.1 million dollar impact on our financial position for the three months ended February 28, 2010. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At February 28, 2010, we had outstanding forward and option foreign currency contracts to sell a total of 27.3 million Canadian dollars for US dollars. The expiration dates for the Canadian dollar contracts range from March to November 2010. At February 28, 2010, the fair value of these contracts was an asset of $0.6 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        At February 28, 2010, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its

Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair value of these swaps was an asset totaling $0.5 million and $0.4 million as of February 28, 2010 and November 29, 2009, respectively.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year. Based on the amount of variable-rate debt outstanding at February 28, 2010, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        We achieved decreases in the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts in fiscal 2009 and expect stability in the prices of these commodities through fiscal 2010. We have entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. During the first quarter, we entered into a program through which we hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices. At February 28, 2010 we had contracts outstanding for 1.1 million gallons of diesel fuel to be consumed from March 31, 2010 through November 30, 2010. The fair value of these fixed price swap diesel contracts was an asset totaling an insignificant amount as of February 28, 2010. There were no such contracts outstanding at November 29, 2009.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors.

        In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended November 29, 2009, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The recently enacted legislation on healthcare reform and proposed amendments thereto could impact the healthcare benefits required to be provided by the Company and cause our compensation costs to increase, potentially reducing our net income and adversely affecting our cash flows.

        The recently enacted healthcare legislation and proposed amendments thereto contain provisions which could materially impact the future healthcare costs of the Company. While the legislation's ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs which would reduce our net income and adversely affect our cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no repurchases of the Company's common stock during the first quarter of fiscal 2010 as part of a publicly announced program or otherwise. Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. As of February 28, 2010, the approximate dollar value of shares that may yet be purchased under the program was $83.7 million.

        Subsequent to February 28, 2010, through March 18, 2010, no shares of Sealy Corporation common stock were surrendered by participants in the Company's 1998 and 2004 Stock Option Plans to cover the exercise price and/or tax withholding obligations in stock option exercises.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None

Item 6.    Exhibits

*†10.19	Third Amended and Restated Credit Agreement, dated as of August 25, 2006, among Sealy Mattress Company, as Borrower, Sealy Canada Ltd./Ltee as Canadian Borrower, the Guarantors named therein, Sealy Mattress Corporation, as Holdings and a Guarantor, Sealy Corporation, as Parent, the Several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Bookrunner, Citigroup Global Markets, Inc. as Joint Lead Arranger and Joint Bookrunner, Citibank N.A., as Syndication Agent, General Electric Capital Corporation, as Co-Documentation Agent, Wachovia Bank, National Assocation, as Co-Documentation Agent and LaSalle Bank National Association as Co-Documentation Agent.
*†10.37
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

*
Agreement previously filed by the registrant at the time of execution. Refiling is being made herewith in order to include related schedules and/or exhibits relating thereto.

†
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEALY CORPORATION

Signature	Title

/s/ LAWRENCE J. ROGERS Lawrence J. Rogers	President and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY C. ACKERMAN Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2010

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets February 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 29, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended February 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended March 1, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended February 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended March 1, 2009 (in thousands)
SEALY CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. (Removed and Reserved)
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES