Form 10-Q
period 2010-05-30
SEALY CORP
filed 2010-06-29
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 30, 2010
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

        The number of shares of the registrant's common stock outstanding as of June 22, 2010 is approximately: [97,520,424].

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 30, 2010	May 31, 2009
Net sales	$316,528	$298,455
Cost of goods sold	188,290	176,509

Gross profit	128,238	121,946
Selling, general and administrative expenses	107,182	95,581
Amortization expense	115	778
Restructuring expenses and asset impairment	—	1,335
Royalty income, net of royalty expense	(3,785)	(4,600)

Income from operations	24,726	28,852
Interest expense	21,765	16,876
Loss on rights for convertible notes	—	2,729
Refinancing and extinguishment of debt and interest rate derivatives	3,759	17,422
Other income, net	(50)	(13)

Loss before income taxes	(748)	(8,162)
Income tax provision	(550)	(2,773)
Equity in earnings of unconsolidated affiliates	1,047	—

Net income (loss)	$849	$(5,389)

Earnings (loss) per common share—Basic	$0.01	$(0.06)

Earnings (loss) per common share—Diluted	$0.01	$(0.06)

Weighted average number of common shares outstanding:
Basic	94,604	91,819
Diluted	106,842	91,819

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	May 30, 2010	May 31, 2009
Net sales	$656,155	$608,431
Cost of goods sold	387,797	368,845

Gross profit	268,358	239,586
Selling, general and administrative expenses	216,138	192,277
Amortization expense	454	1,593
Restructuring expenses and asset impairment	—	1,448
Royalty income, net of royalty expense	(7,808)	(7,970)

Income from operations	59,574	52,238
Interest expense	44,106	34,424
Loss on rights for convertible notes	—	2,729
Refinancing and extinguishment of debt and interest rate derivatives	3,759	17,422
Gain on sale of subsidiary stock	—	(1,292)
Other income, net	(104)	(46)

Income (loss) before income taxes	11,813	(999)
Income tax provision	7,240	46
Equity in earnings of unconsolidated affiliates	1,990	—

Net income (loss)	$6,563	$(1,045)

Earnings (loss) per common share—Basic	$0.07	$(0.01)

Earnings (loss) per common share—Diluted	$0.05	$(0.01)

Weighted average number of common shares outstanding:
Basic	94,563	91,813
Diluted	286,092	91,813

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	May 30, 2010	November 29, 2009
ASSETS
Current assets:
Cash and equivalents	$79,557	$131,427
Accounts receivable, less allowances for bad debts, cash discounts and returns	164,769	156,850
Inventories	67,276	56,810
Other current assets	22,069	21,080
Deferred income tax assets	14,669	20,222

Total current assets	348,340	386,389

Property, plant and equipment—at cost	432,869	446,989
Less accumulated depreciation	(238,748)	(239,508)

	194,121	207,481

Goodwill	360,893	360,583
Intangible assets, net	1,528	1,937
Deferred income tax assets	9,425	6,874
Other assets, including debt issuance costs, net	51,094	52,206

	422,940	421,600

Total assets	$965,401	$1,015,470

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$10,400	$13,693
Accounts payable	88,371	88,971
Accrued incentives and advertising	27,808	31,804
Accrued compensation	22,801	43,105
Accrued interest	14,659	15,230
Other accrued liabilities	31,785	36,436

Total current liabilities	195,824	229,239

Long-term obligations, net of current portion	798,122	833,766
Other liabilities	58,754	59,625
Deferred income tax liabilities	871	832
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2010 and 2009—600,000 Issued and outstanding: 2010—94,654; 2009—94,417	950	947
Additional paid-in capital	900,932	885,064
Accumulated deficit	(986,387)	(992,950)
Accumulated other comprehensive income, net	(3,665)	(1,053)

Total shareholders' deficit	(88,170)	(107,992)

Total liabilities and shareholders' deficit	$965,401	$1,015,470

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 29, 2009	$32,143	94,417	$947	$885,064	$(992,950)	$(1,053)	$(107,992)
Net income	6,563				6,563		6,563
Foreign currency translation adjustment	(2,713)					(2,713)	(2,713)
Adjustment to defined benefit plan liability, net of tax of $127	367					367	367
Change in fair value of cash flow hedges, net of tax of $177	(266)					(266)	(266)
Share-based compensation				9,215			9,215
Exercise of stock options		237	3	142			145
Excess tax deficiency on options exercised				(480)			(480)
Beneficial conversion feature on Convertible paid-in-kind Notes				6,991			6,991

Balance at May 30, 2010	$3,951	94,654	$950	$900,932	$(986,387)	$(3,665)	$(88,170)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	May 30, 2010	May 31, 2009
Operating activities:
Net income (loss)	$6,563	$(1,045)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,736	16,553
Deferred income taxes	3,891	(5,786)
Impairment charges	—	1,326
Amortization of deferred gain on sale-leaseback	(327)	(324)
Paid in kind interest on convertible notes	6,980	—
Amortization of discount on new senior secured notes	1,030	—
Amortization of debt issuance costs and other	2,889	579
Loss on rights for convertible notes	—	2,729
Share-based compensation	9,215	2,229
Loss on sale of assets	262	451
Write-off of debt issuance costs related to debt extinguishments	2,709	2,113
Loss on repurchase of senior notes	1,050	15,232
Payment to terminate interest rate swaps	—	(15,232)
Gain on sale of subsidiary stock	—	(1,292)
Other, net	157	(661)
Changes in operating assets and liabilities:
Accounts receivable	(12,007)	(9,747)
Inventories	(13,123)	6,125
Other current assets	1,188	14,136
Other assets	(282)	1,262
Accounts payable	3,311	1,303
Accrued expenses	(33,472)	(15,757)
Other liabilities	800	1,126

Net cash (used in) provided by operating activities	(4,430)	15,320

Investing activities:
Purchase of property, plant and equipment	(6,678)	(4,592)
Proceeds from sale of property, plant and equipment	67	10,149
Net proceeds from sale of subsidiary stock	—	1,237
Investments in and loans to unconsolidated affiliate	—	(2,322)

Net cash (used in) provided by investing activities	(6,611)	4,472

Financing activities:
Proceeds from issuance of long-term obligations	1,806	2,830
Repayments of long-term obligations	(5,107)	(8,995)
Repayment of senior term loans	—	(377,181)
Proceeds from issuance of new senior secured notes	—	335,916
Proceeds from issuance of related party notes	—	177,132
Repayment of senior secured notes, including premium of $1,050	(36,050)	—
Borrowings under revolving credit facilities	—	140,616
Repayments under revolving credit facilities	—	(205,016)
Exercise of employee stock options, including related excess tax benefits	145	(295)
Debt issuance costs	2	(20,553)
Other	(77)	—

Net cash (used in) provided by financing activities	(39,281)	44,454

Effect of exchange rate changes on cash	(1,548)	1,656

Change in cash and equivalents	(51,870)	65,902
Cash and equivalents:
Beginning of period	131,427	26,596

End of period	$79,557	$92,498

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Basis of Presentation

        The accompanying interim Condensed Consolidated Financial Statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim Condensed Consolidated Financial Statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. These Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements for the year ended November 29, 2009 included within the Company's Annual Report on Form 10-K (File No. 001-08738).

        At May 30, 2010, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 49.1% of the issued and outstanding common stock of the Company.

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

Note 2: Recently Issued Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance in the first quarter of fiscal 2010 and it did not have a material impact on its financial statements.

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

        In November 2008, the Emerging Issues Task Force ("EITF") of the FASB issued authoritative guidance which clarifies the accounting for certain transactions involving equity method investments. The Company adopted this guidance in the first quarter of fiscal 2010 and it did not have a material impact on its financial statements.

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

        In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and timing of the transfers, which the Company adopted in the second quarter of fiscal 2010. Additionally, the guidance requires a rollforward of activities related to the purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements. The Company will adopt this guidance in the first quarter of fiscal 2012. The adoption of this guidance will increase the level of disclosures in the financial statements related to fair value measurements.

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

Note 3: Restatement of Previous Periods

        During the year-end financial close process of fiscal 2009, the Company discovered an error related to the depreciation of the assets acquired through the purchase of certain of its European subsidiaries in fiscal 2001. The Company also discovered an error related to the deferred income tax liabilities recorded on these assets. The errors, which were immaterial to the prior periods, resulted in

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Restatement of Previous Periods (Continued)

an understatement of depreciation expense, recorded as a component of cost of goods sold and an overstatement of the income tax provision in the Condensed Consolidated Statements of Operations for prior periods. The recorded balances of accumulated depreciation and deferred tax liabilities were, likewise, understated and overstated, respectively in the Condensed Consolidated Balance Sheets for prior periods. The Company evaluated the effects of these errors on prior periods' consolidated financial statements, individually and in the aggregate, in accordance with the guidance provided by SEC Staff Accounting Bulletin ("SAB") No. 108, codified as Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," and concluded that no prior period is materially misstated. However, in accordance with the provisions of this SAB Topic, the Company is restating its Condensed Consolidated Financial Statements for the three and six months ended May 31, 2009 as follows (in thousands):

	Condensed Consolidated Statements of Operation Information
	Three Months Ended May 31, 2009			Six Months Ended May 31, 2009
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Cost of goods sold	$176,304	$205	$176,509	$368,030	$815	$368,845
Gross profit	122,151	(205)	121,946	240,401	(815)	239,586
Income from operations	29,057	(205)	28,852	53,053	(815)	52,238
Loss before income taxes	(7,957)	(205)	(8,162)	(184)	(815)	(999)
Income tax provision	(2,719)	(54)	(2,773)	308	(262)	46
Net loss	(5,238)	(151)	(5,389)	(492)	(553)	(1,045)
Loss per common share—Basic	(0.06)	—	(0.06)	(0.01)	—	(0.01)
Loss per common share—Diluted	(0.06)	—	(0.06)	(0.01)	—	(0.01)
Basic shares	91,819		91,819	91,813		91,813
Diluted shares	91,819		91,819	91,813		91,813

	Condensed Consolidated Statements of Cash Flow Information for the Six Months Ended May 31, 2009
	As Previously Reported	Adjustments	Restated
Net loss	$(492)	$(553)	$(1,045)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,738	815	16,553
Deferred income taxes	(5,524)	(262)	(5,786)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new stock options granted and outstanding options using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three and six months ended May 30, 2010 and May 31, 2009 was $5.1 million and $9.2 million, respectively, for fiscal 2010 and $1.4 million and $3.1 million, respectively, for fiscal 2009.

Stock Option Awards

        During the three and six months ended May 30, 2010, the Company granted no new options to purchase shares of common stock. During the three and six months ended May 31, 2009, the Company granted options to purchase 7,320 and 58,487 shares of common stock and recognized an insignificant amount of compensation expense associated with these grants during the three and six months ended May 31, 2009. The options granted during the second quarter of fiscal 2009 had a weighted average grant-date fair value of $1.82, per option.

        The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Three Months Ended May 31, 2009
Expected volatility	60%
Expected dividend yield	0.00%
Expected term (in years)	5.63
Risk-free rate	1.92%

        Due to the lack of sufficient historical trading information with respect to its own shares, the Company estimated expected volatility based on its own shares weighted with a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is assumed to be zero based on restrictions to pay a dividend under the provisions of the Company's debt agreements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term is based on an analysis of the early exercise behavior of employees.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        A summary of option activity under the 1998 Plan for the six months ended May 30, 2010, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 29, 2009	2,102,162	$1.09
Exercised	(208,507)	0.51

Outstanding May 30, 2010 (all fully vested and exercisable)	1,893,655	$1.15
Weighted average remaining contractual term	4.9 years
Aggregate intrinsic value of in-the-money options at May 30, 2010 (in thousands)	$2,649

        A summary of option activity under the 2004 Plan for the six months ended May 30, 2010, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 29, 2009	9,568,777	$5.20
Exercised	(23,901)	$1.64
Forfeited	(2,618,327)	$4.61

Outstanding May 30, 2010	6,926,549	$5.44
Weighted average remaining contractual term	6.0 years
Aggregate intrinsic value of in-the-money options (in thousands)	$1,482
Exercisable at May 30, 2010	3,460,186
Weighted average remaining contractual term	5.8 years
Aggregate intrinsic value of in-the-money options (in thousands)	$257

        As of May 30, 2010, the Company had approximately $2.5 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 3.6 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of May 30, 2010, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. Further, the Company has not recognized compensation cost in the current period for certain options to purchase 667,532 shares of common stock that do not vest unless the performance targets are achieved. Total unrecognized compensation cost related to these options is $1.3 million.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

Restricted Shares

        The Company has outstanding 291,971 restricted shares that are considered to be non-vested shares, and have the same rights as the Company's outstanding common shares, including dividend participation rights, except that they cannot be sold by the holder until the end of the vesting period. As of May 30, 2010, the remaining unrecognized compensation cost related to restricted stock awards was $0.8 million which is expected to be recognized over the remaining vesting period of 1.1 years. As of May 30, 2010, none of the outstanding restricted stock awards have vested.

Restricted Share Unit ("RSU") Awards

        As of May 30, 2010, the Company has outstanding 440,660 restricted share units (RSUs) which vest based on the attainment of certain performance targets that are tied to the Company's earnings performance and a three-year service requirement. None of these RSUs were granted in the three or six months ended May 30, 2010. During the three and six months ended May 31, 2009, the Company approved grants of 344,400 performance-based RSUs. If the performance targets are not met, then the RSUs will not vest. As of May 30, 2010, the first of the related performance targets have been met indicating that one-third of the awards will vest upon the completion of the service requirement. The RSUs granted during the six months ended May 31, 2009 have a grant date fair value of $0.87 based on the closing price of the Company's common stock as of the grant date.

        As of May 30, 2010, the Company also has outstanding, 16,351,935 time-based RSUs that vest based on the passage of time and do not contain performance requirements. During the three and six months ended May 30, 2010, the Company approved grants of 250,000 RSUs that vest ratably over three years and do not contain an accretion factor. These RSUs have a grant date fair value of $3.66 per unit based on the closing price of the Company's common stock as of the grant date. The awards granted prior to the three and six months ended May 30, 2010 accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited. The number of awards outstanding above gives effect to this accretion.

        None of the Company's outstanding RSUs contain dividend participation rights.

        As of May 30, 2010, the remaining unrecognized compensation cost related to the total outstanding RSUs was $14.9 million which will be recognized based on the Company's forecasted attainment of the performance targets or over time depending upon the vesting criteria of the award. As of May 30, 2010, it is the Company's expectation that the performance targets for RSUs with performance targets will be met.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        A summary of restricted share unit award activity for the six months ended May 30, 2010, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 29, 2009	16,954,906	$2.02
Granted	250,000	3.66
Vested	(4,179)	2.00
Forfeited	(408,132)	1.97

Outstanding May 30, 2010	16,792,595	$2.04
Weighted average remaining vesting period	3.6 years

Note 5: Inventories

        The major components of inventories were as follows (in thousands):

	May 30, 2010	November 29, 2009
Raw materials	$32,367	$29,700
Work in process	25,335	19,158
Finished goods	9,574	7,952

	$67,276	$56,810

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 6: Warranty Costs (Continued)

        The change in the Company's accrued warranty obligations for each of the six months ended May 30, 2010 and May 31, 2009 was as follows (in thousands):

	May 30, 2010	May 31, 2009
Accrued warranty obligations at beginning of period	$16,464	$16,487
Warranty claims	(9,865)	(9,348)
Warranty provisions	9,577	9,400

Accrued warranty obligations at end of period	$16,176	$16,539

        As of May 30, 2010 and November 29, 2009, $10.4 million and $10.6 million is included as a component of other accrued liabilities and $5.8 million and $5.9 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $3.3 million and $3.0 million for the six months ended May 30, 2010 and the six months ended May 31, 2009, respectively.

Note 7: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill, which relates entirely to the Americas segment, for the six months ended May 30, 2010 are as follows (in thousands):

Balance as of November 29, 2009	$360,583
Increase due to foreign currency translation	310

Balance as of May 30, 2010	$360,893

        Total other intangibles of $1.5 million (net of accumulated amortization of $3.1 million) as of May 30, 2010 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. During the three and six months ended May 30, 2010 and May 31, 2009, the Company recognized amortization expense associated with intangibles of $0.1 million and $0.5 million, respectively, for fiscal 2010 and $0.8 and $1.6 million, respectively for fiscal 2009. The Company expects to recognize amortization expense relating to these intangibles of $0.1 million for the remainder of 2010, $0.3 million in 2011, $0.3 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $0.3 million thereafter.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Debt Issuance Costs

        On March 16, 2010, the Company redeemed 10%, or $35.0 million, of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. In connection with the repurchase, the Company recognized charges of $1.1 million related to the premium paid to repurchase the notes and $2.7 million related to write-off of related debt issuance costs and original issue discount. These charges were recorded as a component of refinancing and extinguishment of debt and interest rate derivatives in the Condensed Consolidated Statements of Operations.

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. In connection with the refinancing of the Company's senior secured credit facilities in May 2009, the Company recorded fees in the amount of $24.1 million which were deferred and will be amortized over the life of the new agreements. Since the previously existing senior secured term loans were considered terminated under the provisions of the applicable authoritative accounting guidance, the remaining unamortized debt issuance costs of $2.1 million were expensed and recognized as a component of debt extinguishment and refinancing expenses in the Condensed Consolidated Statements of Operations. The remaining unamortized debt issuance costs of $0.4 million associated with the previously existing senior revolving credit facility will continue to be amortized over the life of the Company's new asset-based revolving credit facility in accordance with the provisions of the applicable authoritative accounting guidance.

Note 9: Long-Term Obligations

        Long-term obligations as of May 30, 2010 and November 29, 2009 consisted of the following (in thousands):

	May 30, 2010	November 29, 2009
Asset-based revolving credit facility	$—	$—
Senior secured notes	303,638	336,625
Convertible notes(1)	180,409	180,109
Senior subordinated notes	268,945	268,945
Financing obligations	40,635	41,296
Other	14,895	20,484

	808,522	847,459
Less current portion	(10,400)	(13,693)

	$798,122	$833,766

(1)
Includes PIK interest of $5.5 million and $5.3 million for which the principal balance of the Convertible Notes has not yet been increased at May 30, 2010 and November 29, 2009, respectively.

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

        At May 31, 2009, the rights offering (discussed below) related to the Convertible Notes had not yet expired, and therefore, none of the Convertible Notes were issued as of this date. However, the Company had entered into a forward purchase agreement with a related party, Sealy Holding LLC (the "Purchaser") an affiliate of KKR, in connection with the distribution of the subscription rights through which the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that are not exercised by other common shareholders.

        The proceeds from the Refinancing were used to repay all of the outstanding amounts due under the Company's previously existing senior secured credit facilities, which consisted of a $125 million senior revolving credit facility and senior secured term loans, and to increase cash for general operating purposes.

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. As of May 30, 2010, there were no amounts outstanding under the ABL Revolver. At May 30, 2010, the Company had approximately $57.7 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $15.7 million.

        The ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of May 30, 2010, the Company is not in a minimum availability period under the ABL Revolver.

Senior Secured Notes

        On May 29, 2009, the Company issued $350.0 million aggregate principal amount of Senior Notes maturing April 2016 bearing interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For the three and six months ended

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

May 30, 2010, the Company recognized additional interest expense of $0.3 million and $0.7 million, respectively, related to the accretion of the OID.

        As discussed further in Note 8, on March 16, 2010, the Company redeemed 10%, or $35.0 million, of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

Convertible PIK Notes

        On May 13, 2009, the Company announced a rights offering pursuant to which rights to subscribe for Convertible Notes were issued at no charge to all holders of the Company's common stock at the close of business on May 26, 2009 at a rate of one right per share of common stock. Each 13 rights entitled its holder to purchase a Convertible Note at a subscription price of $25.00 and each Convertible Note is initially convertible into 25 shares of common stock. The rights offering expired on July 2, 2009 and the related Convertible Notes were issued on July 10, 2009.

        The issuance of the 92,116,369 rights to purchase the Convertible Notes was considered a non-reciprocal transfer with owners and was therefore treated as a dividend of $188.8 million in the second quarter of fiscal 2009. The amount recorded as a dividend was calculated based on the initial fair value of the rights issued of $2.05 per right based on the initial trading value of the rights on the active market on which they traded. See Note 11. The rights were considered to constitute written options which are accounted for as derivative instruments and were adjusted, prior to exercise or expiration, to fair value through earnings. See Note 10.

        On May 15, 2009, the Company entered into a forward purchase agreement (the "Forward Contract") with the Purchaser in connection with the distribution of the subscription rights discussed above. The Forward Contract required the Purchaser to purchase up to $177.1 million aggregate principal amount of Convertible Notes which represents the maximum number of Convertible Notes that the Purchaser could have been obligated to purchase. The Forward Contract was settled upon the expiration of the rights offering. Upon settlement, the Company delivered to the Purchaser the Convertible Notes that were not subscribed for by the Company's shareholders (other than the Purchaser) and cash in an amount equal to the purchase price of the Convertible Notes that were subscribed to by the Company's shareholders (other than the Purchaser) along with accrued interest. In consideration of the Forward Contract, the Purchaser posted cash of $177.1 million on May 29, 2009 which bore interest during the rights offering period at the rate of LIBOR plus 3.00%. On July 10, 2009, the forward contract was settled resulting in a repayment to the Purchaser of $84.0 million which represented $83.3 million related to rights exercised by shareholders other than the Purchaser and an interest payment of $0.7 million. Under the terms of the Forward Contract, the Company paid the Purchaser a forward contract payment of $1.0 million which was recorded as a component of debt issuance costs, net, and other assets in the Condensed Consolidated Balance Sheet as of November 29, 2009 and is being amortized as a component of interest expense within the Condensed Consolidated Statements of Operations.

        Due to the agreement by the Purchaser to exercise all of the rights distributed to it under the terms of the Forward Contract, the 46,625,921 rights allocable to the Purchaser have been considered to be exercised at issuance of the rights. The fair value of these rights was considered to represent a

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

substantial premium related to the issuance of the Convertible Notes. As such, $95.6 million of this premium was recorded as a component of additional paid-in capital upon issuance of the rights. The amount of the premium recognized was based upon the $2.05 initial fair value of the rights. The 45,490,448 rights issued to the Company's other shareholders remained outstanding through the rights period and were adjusted to their fair value (See Note 12) until the issuance of the Convertible Notes on July 10, 2009 as the rights were considered to be written options and were accounted for as derivative liabilities while they were outstanding. Upon issuance of the Convertible Notes, the current fair value of these rights were also considered to represent a substantial premium related to the issuance of the Convertible Notes and $97.8 million of premium was recorded as a component of additional paid-in capital within the Consolidated Balance Sheets.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. Upon the January 15, 2010 interest payment date, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment of $7.0 million. The recognition of the beneficial conversion feature resulted in the recognition of a discount of $7.0 million, which was reflected as a reduction of the balance of the Convertible Notes with an offsetting increase to additional paid-in capital. The recognized discount will be accreted through interest expense over the remaining term of the Convertible Notes.

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

        During the three and six months ended May 30, 2010, there were no conversions of Convertible Notes into common shares.

        The indentures and agreements governing the ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing Sealy Mattress Company's ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing our Senior Notes and the 2014 Notes we are restricted from paying dividends or making other distributions to Sealy Corporation unless we are able to satisfy certain requirements or use an available exception from the limitation. As of May 30, 2010, the net assets of Sealy Mattress Company and its subsidiaries of $251.7 million are restricted from being distributed to its parent due to

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

the provisions in its long-term debt agreements. However, these agreements would allow $40.6 million of these assets to be distributed without restriction as restricted payments. At May 30, 2010, the Company was in compliance with the covenants contained within the related note indentures and agreements.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        As of May 30, 2010, the total notional amount of the Company's interest rate swap agreements was $0.5 million, which relates to agreements that have not been designated as hedging instruments. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows related to forecasted interest payments through interest rate swap agreements is through May 2019.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials and royalty payments made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward and option contracts. As with its interest rate swap instruments, the Company designates certain of these contracts as hedging instruments and enters into some contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to certain foreign currency fluctuations are as follows:

        At May 30, 2010, the Company had 15 forward foreign currency contracts and 12 foreign currency option contracts to sell a total of 24.8 million Canadian dollars and receive US dollars at specified exchange rates with expiration dates ranging from June 15, 2010 through February 15, 2011. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's US dollar denominated purchases of raw materials. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials related to changes in the foreign currency exchange rates.

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of cost of goods sold or selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At May 30, 2010 and November 29, 2009, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        At May 31, 2009, the Company had three forward foreign currency contracts outstanding to purchase a total of 1.4 million Euros with expiration dates ranging from June 30, 2009 through December 31, 2009. These hedges were entered into to protect against the fluctuation in the Euro denominated royalty payments related to a third party license held by the Company. The Company formally designated these contracts as cash flow hedges, and they were expected to be highly effective in offsetting fluctuations in these royalty payments related to changes in the foreign currency exchange rates. These hedges were no longer outstanding at May 31, 2010.

        At May 30, 2010, the maximum length of time over which the Company is hedging its exposure to the reduction in value of certain forecasted foreign currency cash flows through foreign currency forward agreements is through February 15, 2011. Over the next 12 months, the Company expects to

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

reclassify $0.6 million of deferred gains from accumulated other comprehensive income to selling, general and administrative expense as related forecasted foreign currency payments are made.

        For the three and six months ended May 30, 2010, the Company recognized foreign currency transaction (gains) of $(0.6 million) and $(1.8 million), respectively compared with losses of $0.4 million and $0.8 million, respectively for the three and six months ended May 31, 2009. These gains are recognized in cost of goods sold or selling, general and administrative expenses at the time they occur.

Commodity Price Exposure

        The Company is exposed to risk associated with fluctuations in the prices of diesel fuel used in the transportation of its finished product to its customers. To manage this risk, the Company enters into fixed price swap agreements. The Company designates these fixed price swap contracts as hedging instruments. These contracts protect against the reduction in value of forecasted cash flows resulting from the purchases of diesel fuel. The fair values of the fixed price swap agreements are estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to diesel price fluctuations are as follows:

        At May 30, 2010, the Company had 8 fixed price swap contracts outstanding to purchase 1.0 million gallons of diesel fuel at specified prices with expiration dates ranging from May 31, 2010 through January 31, 2011. These hedges were entered into to protect against the fluctuations in the prices of diesel fuel purchased by certain of the Company's U.S. manufacturing facilities. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of diesel fuel related to changes in the underlying diesel fuel prices.

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

Rights to Purchase Convertible Notes

        During the second quarter of fiscal 2009, the Company issued rights to holders of its common stock at the close of business on May 26, 2009. As described in Note 10, these rights entitle holders to purchase the Company's Convertible Notes issued in connection with the Refinancing. These rights are considered to be written options and therefore are treated as derivatives and must be adjusted, after issuance, to fair value through earnings. Based on the terms of the forward purchase agreement with

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

the Purchaser, the rights related to the Purchaser's then approximate 50.6% ownership are considered to be exercised as of the date of the issuance of the right.

        Therefore, the fair value of the rights attributable to the Purchaser, which was $95.6 million at May 27, 2009, was recorded as additional paid-in capital upon issuance. The rights issued to other shareholders remained outstanding at May 31, 2009, and were adjusted to their market value at that date resulting in a $2.7 million loss.

        At May 30, 2010 and November 29, 2009, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	May 30, 2010		May 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$568	Other current liabilities	$—
Commodity fixed price swap contracts	Other current assets	30	Other current liabilities	(20)

Total derivatives designated as hedging instruments		598		(20)
Derivatives not designated as hedging instruments
Interest rate contracts	Other noncurrent assets	496	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments		496		—

Total derivatives		$1,094		$(20)

	Asset Derivatives		Liability Derivatives
	November 29, 2009		November 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,133	Other current liabilities	$—

Total derivatives designated as hedging instruments		1,133		—
Derivatives not designated as hedging instruments
Interest rate contracts	Other noncurrent assets	475	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments		475		—

Total derivatives		$1,608		$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and six months ended May 30, 2010 and May 31, 2009, was as follows (in thousands):

Three Months Ended May 30, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	(11)	Selling, general and administrative expenses	32	Selling, general and administrative expenses	(16)
Foreign exchange contracts	(39)	Cost of goods sold	(5)	Cost of goods sold	—

Total	$(50)		$27		$(16)

Six Months Ended May 30, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	6	Selling, general and administrative expenses	32	Selling, general and administrative expenses	—
Foreign exchange contracts	(175)	Cost of goods sold	52	Cost of goods sold	—

Total	$(169)		$84		$—

Three Months Ended May 31, 2009
Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate contracts	(2,484)	Interest income (expense)	(2,967)	Interest income (expense)	—
Interest rate contracts	—	Refinancing expense	—	Refinancing expense	(15,232)
Foreign exchange contracts	192	Selling, general and administrative expenses	19	Selling, general and administrative expenses	—

Total	$(2,292)		$(2,948)		$(15,232)

Six Months Ended May 31, 2009
Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate contracts	(3,864)	Interest income (expense)	(5,266)	Interest income (expense)	—
Interest rate contracts	—	Refinancing expense	—	Refinancing expense	(15,232)
Foreign exchange contracts	189	Selling, general and administrative expenses	108	Selling, general and administrative expenses	—

Total	$(3,675)		$(5,158)		$(15,232)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

Three Months Ended
		May 30, 2010	May 31, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest income (expense)	$(9)	$108
Rights to purchase convertible notes	Loss on rights for convertible notes	—	(2,729)

Total		$(9)	$(2,621)

Six Months Ended
		May 30, 2010	May 31, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest income (expense)	$21	$319
Rights to purchase convertible notes	Loss on rights for convertible notes	—	(2,729)

Total		$21	$(2,410)

Note 11: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding interest rate swaps, foreign currency derivative contracts and diesel fixed price swap contracts discussed above. See Note 10. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency and diesel spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. The fair value of the Company's rights for convertible notes is determined based on the closing price reported on the active market on which the related rights trade. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first six months of fiscal 2010 or 2009. Further, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended May 30, 2010 and May 31, 2009. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at May 30, 2010 Using
	May 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate, foreign exchange and commodity derivatives	$1,074	$—	$1,074	$—

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

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt, based on quoted market prices, at May 30, 2010 were as follows (in thousands):

Senior Secured Notes	$387,170
Convertible Notes	650,203
Senior Subordinated Notes	266,928

Note 12: Debt Extinguishment and Refinancing Expense

        Debt extinguishment and refinancing expenses for the three and six months ended May 30, 2010 includes non-cash charges of $2.7 million related to the write-off of debt issuance costs and original issue discount associated with the $35.0 million of principal amount of the Senior Notes that were repurchased during the six months ended May 30, 2010. Also included is a cash charge of $1.1 million which represents the premium that was paid to repurchase these notes. See Note 8.

        Debt extinguishment and refinancing expenses for the three and six months ended May 31, 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs associated with the previously existing senior term loans as well as $15.2 million of cash charges associated with the termination of the interest rate swap agreements that were associated with the old senior credit facility. See Note 9.

Note 13: Other Income, Net

        Other income, net, includes interest income of $0.1 million and $0.1 million, for the three and six months ended May 30, 2010, respectively, and an insignificant amount for the three and six months ended May 31, 2009.

Note 14: Acquisitions and Dispositions

        On December 1, 2008, the Company sold fifty percent of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Australian licensee and these operations became part of the group of joint ventures that we participate in with the Australian licensee. In consideration of the sale of the fifty percent interest, the Company received net cash of $1.2 million and recognized a gain on the sale of the subsidiary of $1.3 million which has been recorded as a gain on sale of subsidiary stock in the accompanying Condensed Consolidated Statements of Operations. Upon the close of this transaction, the subsidiary was deconsolidated. The joint venture to which these operations were added is not considered to be a variable interest entity for which the Company is a primary

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Acquisitions and Dispositions (Continued)

beneficiary and is, therefore, not consolidated for financial statement purposes. The Company accounts for its interest in this joint venture under the equity method.

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

Note 15: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S., Canada and France for the three and six months ended May 30, 2010 and May 31, 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 30, 2010	May 31, 2009	May 30, 2010	May 31, 2009
Service cost	$244	$184	$488	$551
Interest cost	383	352	766	1,057
Expected return on plan assets	(305)	(235)	(611)	(705)
Amortization of unrecognized losses	37	91	74	274
Amortization of unrecognized prior service cost	143	63	287	188

Net periodic pension cost*	$502	$455	$1,004	$1,365

Cash contributions	$636	$0	$636	$1,447

*
Net periodic pension cost recognized for the three and six months ended May 30, 2010 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2010. Similarly, net periodic pension cost for the three and six months ended May 31, 2009 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plans of approximately $0.4 million during the remainder of fiscal 2010.

Note 16: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and six months ended May 30, 2010 was approximately 73.5% and 61.3%, respectively, compared to approximately (4.6)% and 34.0%, for the three and six months ended May 31, 2009, respectively. The effective rate for the three and six months ended May 30, 2010 was higher than the rate for the three and six months ended

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Income Taxes (Continued)

May 31, 2009, primarily due to the effect of non-deductible paid in kind interest which resulted from the Refinancing in the second quarter of fiscal 2009.

        The Condensed Consolidated Balance Sheet as of May 30, 2010 includes accrued interest of $4.1 million and penalties of $3.1 million due to unrecognized tax benefits. As of November 29, 2009, the Company had recorded accrued interest of $3.6 million and penalties of $3.1 million due to unrecognized tax benefits.

        The Company expects the liability for uncertain tax positions to decrease by approximately $2.9 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2006 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following May 30, 2010. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 17: Comprehensive Income

        Comprehensive (loss) income for the three and six months ended May 30, 2010 and May 31, 2009 was $(0.7) million and $4.0 million, respectively for fiscal 2010 and $15.6 million and $16.3 million, respectively for fiscal 2009. The decrease in comprehensive income for the three and six months ended May 30, 2010 compared to the three and six months ended May 31, 2009, has been driven primarily by a decrease in gains from foreign currency translation and the change in cash flow derivatives offset by increased net income.

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	May 30, 2010	November 29, 2009
Unrealized gain on cash flow hedges, net of tax	$197	$463
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(7,567)	(7,936)
Accumulated foreign currency translation adjustment	3,705	6,420

	$(3,665)	$(1,053)

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the approval of the New Jersey Department of Environmental Protection and continues to operate a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of May 30, 2010 for $2.1 million ($2.5 million prior to discounting at 4.75%) associated with this remediation project.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company identified cadmium in the ground water at the site and removed the contaminated soil and rock from the site during fiscal 2007. The Company has recorded a liability of approximately $0.1 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous, unrelated, unaffiliated occupants of the facility.

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

  Commitments

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three and six months ended May 30, 2010, severance costs of $0.1 million and $1.4 million were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Commitments and Contingencies (Continued)

Operations. For the three and six months ended May 31, 2009, severance costs of an insignificant amount and $1.2 million, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. Severance benefits of $0.5 million and $1.2 million have been accrued as of May 30, 2010 and November 29, 2009, respectively. The entire liability has been recorded as a component of accrued compensation within the accompanying Condensed Consolidated Balance Sheet as of May 30, 2010 and November 29, 2009, respectively.

Note 19: Related Party Transactions

        During the three and six months ended May 30, 2010, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.5 million and $1.0 million, respectively. As of May 30, 2010, $0.3 million of this amount was accrued as a component of other accrued liabilities and accounts payable in the accompanying Condensed Consolidated Balance Sheets. We also participate in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. We have received lease income on this property of an insignificant amount during the first six months of fiscal 2010.

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

        In connection with the Refinancing (Note 9), the Company entered into an agreement with Sealy Holding, LLC, a company which is owned by KKR, whereby the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that are not exercised by other common shareholders. Until the conclusion of the rights offering period, the $177.1 million bore interest at a rate of LIBOR plus 3.0%. At the expiration of the rights offering period, the Company repaid the Purchaser an amount equal to the proceeds obtained from the subscription to the Convertible Notes by other shareholders and Convertible Notes were for the remaining amount. For the three and six months ended May 31, 2009, $0.1 million of interest was recognized on this related party debt. As consideration for the forward purchase, the Company paid the Purchaser $1.0 million which was deferred as debt issuance costs and is being amortized as a component of interest expense.

        Certain funds and accounts managed by KKR Asset Management LLC, an affiliate of KKR, also participated in the Senior Notes that were issued in connection with the Refinancing. At May 30, 2010, KKR Financial LLC holds $45.7 million principal amount of the outstanding Senior Notes. Interest expense of $1.2 million and $2.6 million has been recorded during the three and six months ended May 30, 2010, respectively related to KKR Financial LLC's portion of the outstanding Senior Notes and remains accrued at May 30, 2010.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Related Party Transactions (Continued)

        During the first half of fiscal 2010, the Company's joint ventures declared a distribution of $1.0 million which has been reflected as a reduction of our investment in these joint ventures in the accompanying Condensed Consolidated Balance Sheet as of May 30, 2010.

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

        Sales by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 30, 2010	May 31, 2009	May 30, 2010	May 31, 2009
Americas:
United States	$229,131	$222,478	$475,505	$457,233
Canada	42,091	32,743	86,818	63,782
Other International	20,133	19,098	42,026	38,989

Total Americas	291,355	274,319	604,349	560,004
Europe	25,173	24,136	51,806	48,427

Total	$316,528	$298,455	$656,155	$608,431

Total International	$87,397	$75,977	$180,650	$151,198

        Intersegment sales from the Americas to Europe for the three and six months ended May 30, 2010 were $0.1 million and $0.2 million, respectively. There were no inter-segment sales for the three and six months ended May 31, 2009. Long lived assets (principally property, plant and equipment) outside the United States were $57.7 million and $60.6 million as of May 30, 2010 and November 29, 2009, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Segment Information (Continued)

	Three Months Ended		Six Months Ended
	May 30, 2010	May 31, 2009	May 30, 2010	May 31, 2009
	(in thousands)		(in thousands)
Net sales to external customers:
Americas	$291,355	$274,319	$604,349	$560,003
Europe	25,173	24,136	51,806	48,427

	316,528	298,455	656,155	608,430

Capital expenditures:
Americas	4,068	2,129	6,160	4,337
Europe	161	52	518	190

	4,229	2,181	6,678	4,527

EBITDA:
Americas	30,174	20,607	74,430	54,560
Europe	(921)	(3,502)	(1,784)	(4,515)
Inter-segment eliminations	—	(67)	—	(68)

	29,253	17,038	72,646	49,977

Reconciliation of EBITDA to net income:
EBITDA from segments	29,253	17,038	72,646	49,977
Interest	21,767	16,876	44,107	34,424
Income taxes	(550)	(2,773)	7,240	46
Depreciation and amortization	7,187	8,323	14,736	16,552

Net Income	$849	$(5,388)	$6,563	$(1,045)

	May 30, 2010	November 29, 2009
	(in thousands)
Total assets:
Americas	$913,616	$949,051
Europe	53,338	67,972
Intersegment eliminations	(1,553)	(1,553)

	$965,401	$1,015,470

Note 21: Earnings per Share

        In June 2008, the FASB issued new authoritative guidance that indicates that unvested share-based awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. As of May 30, 2010, the Company implemented this guidance which requires the unvested shares of its restricted shares outstanding to be treated as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. Prior period comparative data has been retrospectively restated below, in accordance with the new guidance.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Earnings per Share (Continued)

        The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended:

	Three Months Ended		Six Months Ended
	May 30, 2010	May 31, 2009	May 30, 2010	May 31, 2009
	(in thousands)		(in thousands)
Numerator:
Net income (loss), as reported	$849	$(5,389)	$6,563	$(1,045)
Net income (loss) attributable to participating securities	(3)	17	(20)	3
Interest on convertible notes	—	—	7,610	—

Net income available to common shareholders	$846	$(5,372)	$14,153	$(1,042)

Denominator:
Denominator for basic earnings per share—weighted average shares	94,604	91,819	94,563	91,813
Effect of dilutive securities:
Convertible debt	—	—	180,000	—
Stock options	1,233	—	1,217	—
Restricted shares	—	—	—	—
Restricted share units	10,660	—	9,977	—
Other	345	—	335	—

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	106,842	91,819	286,092	91,813

        Options and share units (in thousands) not included in the computation of diluted earnings per share because their impact is antidilutive for the three and six months ended May 30, 2010 are 5,315 and 5,332, respectively. Additionally, for the three months ended May 30, 2010, the outstanding Convertible Notes were excluded from the computation of diluted earnings per share since their inclusion would be antidilutive. The Convertible Notes not included in the computation of diluted earnings per share for the three months ended May 30, 2010 convert into a weighted average 181,777 shares (in thousands). Interest expense recognized during the three months ended May 30, 2010 related to these Convertible Notes was $4.1 million. Since the Company reported a net loss for the three and six month periods ending May 31, 2009, the 189,478 outstanding options to purchase common stock, restricted shares, share units and rights for Convertible Notes (in thousands) are considered antidilutive and are not included in the computation of diluted earnings per share.

Note 22: Restructuring Activities

        For the three and six months ended May 31, 2009, the Company recognized restructuring charges related to initiatives including facility closures and organizational changes. There were no such charges incurred during the three and six months ended May 30, 2010. The pretax restructuring charges

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 22: Restructuring Activities (Continued)

recognized by the Company during the three and six months ended May 30, 2010 and May 31, 2009 were as follows:

	Three Months Ended		Six Months Ended
	May 30, 2010	May 31, 2009	May 30, 2010	May 31, 2009
	(in thousands)		(in thousands)
Americas Segment	$—	$1,335	$—	$1,448
Europe Segment	—	—	—	—

	$—	$1,335	$—	$1,448

        The following table summarizes the restructuring activity for the six months ended May 31, 2009 and the related restructuring liabilities balance:

	2009 Restructuring Activities
	Liabilities November 30, 2008	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities May 31, 2009
	(in thousands)
Severance and employee benefits	$393	$114	$(315)	$—	$192
Asset impairment charges	—	1,334	—	(1,334)	—

Total	$393	$1,448	$(315)	$(1,334)	$192

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of May 30, 2010 and November 29, 2009, Condensed Consolidating Statements of Operations for the three and six months ended May 30, 2010 and May 31, 2009, and Condensed Consolidating Statements of Cash Flows for the three and six months ended May 30, 2010 and May 31, 2009.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

May 30, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$769	$—	$24,234	$18,369	$36,185	$—	$79,557
Accounts receivable, net	—	—	22	96,765	67,982	—	164,769
Inventories	—	—	1,670	44,475	21,491	(360)	67,276
Other current assets and deferred income taxes	391	—	780	30,429	5,138	—	36,738

Total current assets	1,160	—	26,706	190,038	130,796	(360)	348,340
Property, plant and equipment, at cost	—	—	9,415	332,945	90,509	—	432,869
Less accumulated depreciation	—	—	(5,066)	(183,882)	(49,800)	—	(238,748)

	—	—	4,349	149,063	40,709	—	194,121
Other assets:
Goodwill	—	—	24,741	301,942	34,210	—	360,893
Intangible assets, net	—	—	—	1,522	6	—	1,528
Net investment in subsidiaries	(165,380)	251,721	368,016	196,116	(1)	(650,472)	—
Due from (to) affiliates	256,603	(417,101)	558,251	(116,928)	(100,486)	(180,339)	—
Debt issuance costs, net and other assets	—	—	24,886	19,480	16,153	—	60,519

	91,223	(165,380)	975,894	402,132	(50,118)	(830,811)	422,940

Total assets	$92,383	$(165,380)	$1,006,949	$741,233	$121,387	$(831,171)	$965,401

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,741	$8,659	$—	$10,400
Accounts payable	—	—	303	50,139	37,929	—	88,371
Accrued customer incentives and advertising	—	—	—	20,789	7,019	—	27,808
Accrued compensation	—	—	356	15,309	7,136	—	22,801
Accrued interest	—	—	1,228	13,273	158	—	14,659
Other accrued liabilities	—	—	287	25,756	5,742	—	31,785

Total current liabilities	—	—	2,174	127,007	66,643	—	195,824
Long-term obligations	180,409	—	752,992	39,366	5,764	(180,409)	798,122
Other liabilities	—	—	—	47,765	10,989	—	58,754
Deferred income tax liabilities	144	—	62	21	644	—	871
Stockholders' equity (deficit)	(88,170)	(165,380)	251,721	527,074	37,347	(650,762)	(88,170)

Total liabilities and stockholders' equity (deficit)	$92,383	$(165,380)	$1,006,949	$741,233	$121,387	$(831,171)	$965,401

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended May 30, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$18,676	$218,859	$85,907	$(6,914)	$316,528
Cost and expenses:
Cost of goods sold	—	—	11,310	130,484	53,494	(6,998)	188,290
Selling, general and administrative	369	—	1,770	80,108	24,935	—	107,182
Amortization expense	—	—	—	72	43	—	115
Restructuring expenses and asset impairment	—	—	—	—	—	—	—
Royalty (income) expense, net	—	—	—	(3,807)	22	—	(3,785)

Income from operations	(369)	—	5,596	12,002	7,413	84	24,726
Interest expense	—	79	20,332	571	783	—	21,765
Loss on rights for convertible notes	—	—	—	—	—	—	—
Gain on sale of subsidiary stock	—	—	—	—	—	—	—
Refinancing and extinguishment of debt and interest rate derivatives	—	—	3,759	—	—	—	3,759
Other (income) expense, net	—	—	—	—	(50)	—	(50)
Loss (income) from equity investees	(2,454)	(3,343)	23,918	—	—	(18,121)	—
Loss (income) from non- guarantor equity investees	—	—	—	(3,879)	—	3,879	—
Capital charge and intercompany interest allocation	—	—	(18,627)	17,959	668	—	—

Income (loss) before income taxes	2,085	3,264	(23,786)	(2,649)	6,012	14,326	(748)
Income tax provision (benefit)	1,236	810	(27,129)	21,254	3,180	99	(550)
Equity in earnings of unconsolidated affiliates	—	—	—	—	1,047	—	1,047

Net income (loss)	$849	$2,454	$3,343	$(23,903)	$3,879	$14,227	$849

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended May 31, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$19,327	$210,797	$74,789	$(6,458)	$298,455
Cost and expenses:	—	—	—	—	—	—
Cost of goods sold	—	—	11,751	121,595	49,673	(6,510)	176,509
Selling, general and administrative	(197)	—	1,819	71,506	22,453	—	95,581
Goodwill impairment loss	—	—	—	—	—	—	—
Amortization of intangibles	723	—	—	72	(17)	—	778
Restructuring and related costs	—	—	—	1,335	—	—	1,335
Royalty (income) expense, net	(999)	—	—	(4,600)	999	—	(4,600)

Income from operations	473	—	5,757	20,889	1,681	52	28,852
Interest expense	27	72	15,951	623	203	—	16,876
Loss on rights for convertible notes	2,729	—	—	—	—	—	2,729
Gain on sale of subsidiary stock	—	—	—	—	—	—	—
Refinancing and extinguishment of debt and interest rate derivatives	—	—	17,422	—	—	—	17,422
Other (income) expense, net	—	—	—	—	(13)	—	(13)
Loss (income) from equity investees	4,786	4,812	(1,109)	—	—	(8,489)	—
Loss (income) from non- guarantor equity investees	—	—	—	309	—	(309)	—
Capital charge and intercompany interest allocation	—	—	(14,544)	14,039	505	—	—

Income (loss) before income taxes	(7,069)	(4,884)	(11,963)	5,918	986	8,850	(8,162)
Income tax expense (benefit)	(1,680)	(98)	(7,151)	4,838	1,362	(44)	(2,773)

Net income (loss)	$(5,389)	$(4,786)	$(4,812)	$1,080	$(376)	$8,894	$(5,389)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Six Months Ended May 30, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$40,259	$452,279	$177,531	$(13,914)	$656,155
Cost and expenses:
Cost of goods sold	—	—	24,237	267,826	109,642	(13,908)	387,797
Selling, general and administrative	379	—	3,729	161,209	50,821	—	216,138
Amortization expense	266	—	—	144	44	—	454
Restructuring expenses and asset impairment	—	—	—	—	—	—	—
Royalty (income) expense, net	(368)	—	—	(7,928)	488	—	(7,808)

Income from operations	(277)	—	12,293	31,028	16,536	(6)	59,574
Interest expense	1	159	41,048	1,235	1,663	—	44,106
Refinancing and extinguishment of debt and interest rate derivatives	—	—	3,759	—	—	—	3,759
Other (income) expense, net	—	—	—	—	(104)	—	(104)
Loss (income) from equity investees	(8,148)	(9,054)	19,250	—	—	(2,048)	—
Loss (income) from non- guarantor equity investees	—	—	—	(8,302)	—	8,302	—
Capital charge and intercompany interest allocation	—	—	(37,483)	34,579	2,904	—	—

Income (loss) before income taxes	7,870	8,895	(14,281)	3,516	12,073	(6,260)	11,813
Income tax provision (benefit)	1,307	747	(23,335)	22,732	5,761	28	7,240
Equity in earnings of unconsolidated affiliates	—	—	—	—	1,990	—	1,990

Net income (loss)	$6,563	$8,148	$9,054	$(19,216)	$8,302	$(6,288)	$6,563

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Six Months Ended May 31, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$40,220	$433,466	$148,334	$(13,589)	$608,431
Cost and expenses:	—	—	—	—	—	—
Cost of goods sold	—	—	24,124	257,675	100,624	(13,578)	368,845
Selling, general and administrative	(3)	—	3,752	146,684	41,844	—	192,277
Goodwill impairment loss	—	—	—	—	—	—	—
Amortization of intangibles	1,450	—	—	144	(1)	—	1,593
Restructuring and related costs	—	—	—	1,448	—	—	1,448
Royalty (income) expense, net	(2,003)	—	—	(8,001)	2,034	—	(7,970)

Income from operations	556	—	12,344	35,516	3,833	(11)	52,238
Interest expense	63	160	31,853	1,242	1,106	—	34,424
Loss on rights for convertible notes	2,729	—	—	—	—	—	2,729
Gain on sale of subsidiary stock	—	—	—	—	(1,292)	—	(1,292)
Refinancing and extinguishment of debt and interest rate derivatives	—	—	17,422	—	—	—	17,422
Other (income) expense, net	—	—	—	—	(46)	—	(46)
Loss (income) from equity investees	478	437	(1,569)	—	—	654	—
Loss (income) from non- guarantor equity investees	—	—	—	(303)	—	303	—
Capital charge and intercompany interest allocation	—	—	(29,014)	27,919	1,095	—	—

Income (loss) before income taxes	(2,714)	(597)	(6,348)	6,658	2,970	(968)	(999)
Income tax expense (benefit)	(1,669)	(119)	(5,911)	5,069	2,735	(59)	46

Net income (loss)	$(1,045)	$(478)	$(437)	$1,589	$235	$(909)	$(1,045)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Six Months Ended May 30, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$43,214	$(52,628)	$4,984	$—	$(4,430)

Investing activities:
Purchase of property, plant and equipment	—	—	(116)	(5,121)	(1,441)	—	(6,678)
Proceeds from the sale of property, plant, and equipment	—	—	26	—	41	—	67
Net activity in investment in and advances from (to) subsidiaries and affiliates	267	—	(11,999)	9,609	2,123	—	—

Net cash provided by (used in) investing activities	267	—	(12,089)	4,488	723	—	(6,611)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	145	—	—	—	—	—	145
Proceeds from issuance of long term obligations	—	—	—	—	1,806	—	1,806
Repayments of long-term obligations	—	—	—	(1,441)	(3,666)	—	(5,107)
Repayment of senior secured notes	—	—	(36,050)	—	—	—	(36,050)
Debt issuance costs	—	—	2	—	—	—	2
Other	—	—	(77)	—	—	—	(77)

Net cash used in financing activities	145	—	(36,125)	(1,441)	(1,860)	—	(39,281)

Effect of exchange rate changes on cash	—	—	—	—	(1,548)	—	(1,548)

Change in cash and equivalents	412	—	(5,000)	(49,581)	2,299	—	(51,870)
Cash and equivalents:
Beginning of period	357	—	29,234	67,950	33,886	—	131,427

End of period	$769	$—	$24,234	$18,369	$36,185	$—	$79,557

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

        We have continued our focus on new product development to bring new and innovative products to the market. In February 2010, we introduced Embody by Sealy, a single premium specialty brand that encompasses both memory foam and latex technologies. The Embody line features products at retail price levels ranging from $1,999 to $3,299 per queen set. We also introduced new 60th Anniversary Posturepedic mattresses which feature new innerspring product at retail price points ranging from $750 to $1,000 per queen set. We will be shipping these products to retailers in the coming months.

        Our industry has experienced significant volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. and other forces beyond our control. During fiscal 2009, the cost of these components decreased and ultimately became more stable in the latter part of fiscal 2009. While these costs have remained stable in the first half of fiscal 2010, we expect these costs to increase during the latter half of fiscal 2010. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire, may also magnify this by reducing supplies in an effort to maintain higher prices.

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

        As further discussed in Note 3 of our Condensed Consolidated Financial Statements in Item 1 above, we evaluated the effects of these errors in accordance with applicable SEC guidance and concluded that no prior period is materially misstated. Nonetheless, we decided to restate our Consolidated Financial Statements for the three and six months ended May 31, 2009, which restated periods are discussed below. Such restatement had no impact on our compliance with the indentures governing our Senior Notes, our 2014 Notes, our Convertible Notes or our ABL Revolver agreement.

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended May 30, 2010 and May 31, 2009, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	May 30, 2010		May 31, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$316,528	100.0%	$298,455	100.0%
Cost of goods sold	188,290	59.5	176,509	59.1

Gross profit	128,238	40.5	121,946	40.9
Selling, general and administrative expenses	107,182	33.9	95,581	32.0
Amortization expense	115	—	778	0.3
Restructuring expenses and asset impairment	—	—	1,335	0.4
Royalty income, net of royalty expense	(3,785)	(1.2)	(4,600)	(1.5)

Income from operations	24,726	7.8	28,852	9.7
Interest expense	21,765	6.9	16,876	5.7
Loss on rights for convertible notes	—	—	2,729	0.9
Refinancing and extinguishment of debt and interest rate derivatives	3,759	1.2	17,422	5.8
Other income, net	(50)	—	(13)	—

Loss before income taxes	(748)	(0.3)	(8,162)	(2.7)
Income tax provision	(550)	(0.2)	(2,773)	(0.9)
Equity in earnings of unconsolidated affiliates	1,047	0.3	—	—

Net income (loss)	$849	(0.2)%	$(5,389)	(0.9)%

Effective tax rate	73.5%		34.0%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	May 30, 2010	May 31, 2009
Americas:
United States	72.4%	74.5%
Canada	13.3	11.0
Other	6.3	6.4

Total Americas	92.0	91.9
Europe	8.0	8.1

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the Three Months Ended
	May 30, 2010		May 31, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$291,355	100.0%	$274,319	100.0%
Cost of goods sold	169,533	58.2	158,609	57.8

Gross profit	121,822	41.8	115,710	42.2
United States (US Dollars):
Net sales	229,131	100.0	222,478	100.0
Cost of goods sold	133,843	58.4	126,038	56.7

Gross profit	95,288	41.6	96,440	43.3
Total International (US Dollars):
Net sales	87,397	100.0	75,977	100.0
Cost of goods sold	54,447	62.3	50,471	66.4

Gross profit	32,950	37.7	25,506	33.6
Canada:
US Dollars:
Net sales	42,091	100.0	32,743	100.0
Cost of goods sold	23,684	56.3	21,184	64.7

Gross profit	18,407	43.7	11,559	35.3
Canadian Dollars:
Net sales	43,132	100.0	39,217	100.0
Cost of goods sold	24,272	56.3	25,367	64.7

Gross profit	18,860	43.7	13,850	35.3
Other Americas (US Dollars):
Net sales	20,133	100.0	19,098	100.0
Cost of goods sold	12,006	59.6	11,387	59.6

Gross profit	8,127	40.4	7,711	40.4
Europe:
US Dollars:
Net sales	25,173	100.0	24,136	100.0
Cost of goods sold	18,757	74.5	17,900	74.2

Gross profit	6,416	25.5	6,236	25.8
Euros:
Net sales	18,958	100.0	18,122	100.0
Cost of goods sold	14,126	74.5	13,414	74.0

Gross profit	4,832	25.5%	4,708	26.0%

  Quarter Ended May 30, 2010 compared with Quarter Ended May 31, 2009

        Net Sales.    Our consolidated net sales for the quarter ended May 30, 2010, were $316.5 million, an increase of $18.1 million, or 6.1%, from the quarter ended May 31, 2009. Total Americas net sales were $291.4 million for the second quarter of fiscal 2010, an increase of 6.2% from the second quarter of fiscal 2009. This increase was primarily due to increases in the Canada, U.S. and Other Americas businesses. Total U.S. net sales were $229.1 million for the second quarter of fiscal 2010, an increase of 3.0% from the second quarter of fiscal 2009. The U.S. net sales increase of $6.7 million was attributable to a 2.2% increase in wholesale unit volume, which excludes third party sales from our component plants, coupled with a 0.7% increase in wholesale average unit selling price. The increase in unit volume is primarily attributable to the successful launch of our new Stearns & Foster line and a more stable retail environment. The increase in wholesale average unit selling price has been driven by growth in sales of product priced greater than $1,000, but has been partially offset by increased spending for customer incentive programs. International net sales increased $11.4 million or 15.0%, from the second quarter of fiscal 2009 to $87.4 million primarily driven by favorable changes in foreign exchange rates. Excluding the effects of currency fluctuation, international net sales increased 5.9% from the second quarter of fiscal 2009. In Canada, local currency sales increases of 10.0% translated into increases of 28.5% in U.S. dollars due to an increase in the average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 17.8% increase in unit volume, which was partially offset by a 6.6% decrease in average unit selling price. The increase in unit volume was driven by strategic promotional activity and the success of our new Stearns & Foster line. The lower average unit selling price was driven primarily by strategic merchandising and promotional activity. In our Europe segment, local currency sales increases of 4.6% translated into increases of 4.3% in U.S. dollars due to the decrease in the average value of the Euro versus the U.S. dollar. The increase in local currency sales resulted from a 10.6% increase in sales of latex cores. Finished goods sales in local currency remained flat to the prior year.

        Gross Profit.    Our consolidated gross profit for the quarter was $128.2 million, an increase of $6.3 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 0.4 percentage points to 40.5% due to a decrease in gross profit margins in both of our segments. Total Americas gross profit for the quarter was $121.8 million, an increase of $6.1 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 0.4 percentage points to 41.8%. The decrease in percentage of net sales was primarily driven by decreases in the U.S. business. U.S. gross profit decreased $1.2 million to $95.3 million, which, as a percentage of net sales, represents a decrease of 1.7 percentage points to 41.6% of net sales. The decrease in percentage of net sales was driven primarily by changes in product mix and investments made to introduce new products. Partially offsetting these decreases were improvements in operations efficiencies as well as higher absorption of fixed costs as a result of higher unit volumes. Material costs in the U.S. during the quarter were relatively consistent with those of the second quarter of fiscal 2009. In local currency, the gross profit margin in Canada was 43.7% which is consistent with historical levels and was achieved through a reduction in material costs per unit, improved operating efficiencies and higher absorption of fixed costs on a 17.8% increase in unit volume. These increases have been partially offset by the lower average unit selling price discussed above. In our Europe segment, the local currency gross profit margin decreased 0.5 percentage points due to conversion costs increases.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense increased $11.6 million to $107.2 million. As a percentage of net sales, this expense was 33.9% and 32.0% for the quarters ended May 30, 2010 and May 31, 2009, respectively, an increase of 1.9 percentage points. The increase as a percentage of net sales was primarily driven by an increase in non-cash compensation costs. The increase in absolute dollars is primarily due to a $5.1 million increase in volume driven variable expenses including a $5.4 million increase in cooperative advertising and promotional costs, and a $1.4 million increase in delivery costs due primarily to an increase in fuel costs and unit volume shipped. The increase in these costs have been partially offset by a $1.7 million decrease in bad debt expense. Fixed operating costs, exclusive of non-cash compensation expense, increased $1.7 million from the prior year period primarily due to increases in expected defined contribution plan payments and cash compensation costs. Non-cash compensation expense increased by $3.9 million compared to the second quarter of fiscal 2009 due primarily to the recognition of expense related to the restricted share unit grants that occurred in the third quarter of fiscal 2009.

        Restructuring expenses and asset impairment.    We recognized pretax restructuring costs of $1.3 million during the quarter ended May 31, 2009. No such costs were recognized during the quarter ended May 30, 2010.

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

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $3.8 million for the three months ended May 30, 2010 decreased $0.8 million from the prior year period due to decreased royalties received from domestic licensees.

        Interest Expense.    Our consolidated interest expense for the second quarter of fiscal 2010 increased $4.9 million as compared with the prior year period to $21.8 million which included $5.7 million of non-cash interest expense, of which $4.1 million relates to non-cash interest on our Convertible Notes and the remainder of which relates to the accretion or amortization of original issue discount and deferred debt issuance costs. Our net weighted average borrowing cost was 10.7% and 8.5% for the three months ended May 30, 2010 and May 31, 2009, respectively. Our borrowing cost was unfavorably impacted by the refinancing of our senior secured credit facilities in May 2009 (the "Refinancing") which resulted in increased interest rates and outstanding debt balances.

        Refinancing and extinguishment of debt and interest rate derivatives.    Debt extinguishment and refinancing expenses for the three months ended May 30, 2010 includes non-cash charges of $2.7 million related to the write-off of debt issuance costs and original issue discount associated with the $35.0 million of Senior Note that were repurchased this period. Also included is a cash charge of $1.1 million which represents the premium that was paid to repurchase these notes.

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

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, non-deductible mark to market adjustments for derivatives associated with the Convertible Notes subscription rights, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended May 31, 2010 was 73.5% compared to 34.0% for the three months ended March 1, 2009. The effective rate for the fiscal 2010 period was higher than the fiscal 2009 period primarily due to the effect of non-deductible paid in kind interest which resulted from the Refinancing in the second quarter of fiscal 2009.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures for the second quarter of fiscal 2010 have increased from the prior year period due to increased demand seen in the Asian markets.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the six months ended May 30, 2010 and May 31, 2009, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the six months ended:
	May 30, 2010		May 31, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$656,155	100.0%	$608,431	100.0%
Cost of goods sold	387,797	59.1	368,845	60.6

Gross profit	268,358	40.9	239,586	39.4
Selling, general and administrative expenses	216,138	32.9	192,277	31.6
Amortization expense	454	0.1	1,593	0.3
Restructuring expenses and asset impairment	—	—	1,448	0.2
Royalty income, net of royalty expense	(7,808)	(1.2)	(7,970)	(1.3)

Income from operations	59,574	9.1	52,238	8.6
Interest expense	44,106	6.7	34,424	5.7
Loss on rights for convertible notes	—	—	2,729	0.4
Refinancing and extinguishment of debt and interest rate derivatives	3,759	0.6	17,422	2.9
Gain on sale of subsidiary stock	—	—	(1,292)	(0.2)
Other income, net	(104)	—	(46)	—

Income (loss) before income taxes	11,813	1.8	(999)	(0.2)
Income tax provision	7,240	1.1	46	—
Equity in earnings of unconsolidated affiliates	1,990	0.3	—	—

Net income (loss)	$6,563	1.0%	$(1,045)	(0.2)%

Effective tax rate	61.3%		(4.6)%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Six Months Ended:
	2010	2009
Americas:
United States	72.5%	75.1%
Canada	13.2	10.5
Other	6.4	6.4

Total Americas	92.1	92.0
Europe	7.9	8.0

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the six months ended:
	May 30, 2010		May 31, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (US Dollars):
Net sales	$604,349	100.0%	$560,004	100.0%
Cost of goods sold	349,249	57.8	331,822	59.3

Gross profit	255,100	42.2	228,182	40.7
United States (US Dollars):
Net sales	475,505	100.0	457,233	100.0
Cost of goods sold	276,104	58.1	266,340	58.3

Gross profit	199,401	41.9	190,893	41.7
Total International (US Dollars):
Net sales	180,650	100.0	151,198	100.0
Cost of goods sold	111,693	61.8	102,505	67.8

Gross profit	68,957	38.2	48,693	32.2
Canada:
US Dollars:
Net sales	86,818	100.0	63,782	100.0
Cost of goods sold	48,464	55.8	41,733	65.4

Gross profit	38,354	44.2	22,049	34.6
Canadian Dollars:
Net sales	90,319	100.0	77,607	100.0
Cost of goods sold	50,416	55.8	50,795	65.5

Gross profit	39,903	44.2	26,812	34.5
Other Americas (US Dollars):
Net sales	42,026	100.0	38,989	100.0
Cost of goods sold	24,681	58.7	23,749	60.9

Gross profit	17,345	41.3	15,240	39.1
Europe:
US Dollars:
Net sales	51,806	100.0	48,427	100.0
Cost of goods sold	38,548	74.4	37,023	76.5

Gross profit	13,258	25.6	11,404	23.5
Euros:
Net sales	37,646	100.0	36,455	100.0
Cost of goods sold	28,010	74.4	27,786	76.2

Gross profit	9,636	25.6%	8,669	23.8%

  Six Months Ended May 30, 2010 compared with Six Months Ended May 31, 2009

        Net Sales.    Our consolidated net sales for the six months ended May 30, 2010, were $656.2 million, an increase of $47.7 million, or 7.8%, from the six months ended May 31, 2009. Total Americas net sales were $604.3 million for the first half of fiscal 2010, an increase of 7.9% from the first half of fiscal 2009. This increase was due to increases in the Canada, U.S. and Other Americas businesses. Total U.S. net sales were $475.5 million for the first half of fiscal 2010, an increase of 4.0% from the first half of fiscal 2009. The U.S. net sales increase of $18.3 million was attributable to a 2.3% increase in wholesale unit volume, which excludes third party sales from our component plants, coupled with a 1.4% increase in wholesale average unit selling price. The increase in unit volume is primarily attributable to the successful launch of our new Stearns & Foster line and a more stable retail environment. International net sales increased $29.5 million or 19.5%, from the first half of fiscal 2009 to $180.7 million. This increase has been driven primarily by the favorable changes in foreign currency exchange rates. Excluding the effects of currency fluctuation, international net sales increased 8.9% from the first half of fiscal 2009. In Canada, local currency sales increases of 16.4% translated into increases of 36.1% in U.S. dollars due to an increase in the average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 25.0% increase in unit volume, which was partially offset by a 6.9% decrease in average unit selling price. The increase in unit volume was driven by strategic promotional activity and the success of our new Stearns & Foster line. The lower average unit selling price was driven primarily by strategic merchandising and promotional activity. Elsewhere in the Americas, we experienced sales increases in our Mexico markets and relatively flat sales in our South American markets. In our Europe segment, local currency sales increases of 3.3% translated into increases of 7.0% in U.S. dollars due to the increase in the average value of the Euro versus the U.S. dollar. The increase in local currency sales resulted from a 7.5% increase in sales of latex cores. Finished goods sales in local currency remained flat as compared to the prior year.

        Gross Profit.    Our consolidated gross profit for the six months ended May 30, 2010 was $268.4 million, an increase of $28.8 million from the comparable prior year period. As a percentage of net sales, gross profit increased 1.5 percentage points to 40.9% due to an increase in gross profit margins in both of our segments. Total Americas gross profit for the six months ended May 30, 2010 was $255.1 million, an increase of $26.9 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas increased 1.5 percentage points to 42.2%. The increase in percentage of net sales was primarily due to an increase in gross profit margins in our U.S. and Canadian operations. U.S. gross profit as a percentage of net sales, increased 0.2 percentage points to 41.9% of net sales. The increase in percentage of net sales was driven primarily by lower material costs due to commodity price decreases from the prior year and improved operational efficiencies. These increases have been partially offset by changes in product mix and investments made to introduce new products. In local currency, the gross profit margin in Canada was 44.2%. This performance was driven by a reduction in material costs per unit, operational efficiencies and higher absorption of fixed costs on a 25.0% increase in unit volume. These increases have been partially offset by the lower average unit selling price discussed above. In our Europe segment, the local currency gross profit margin increased 1.8 percentage points due to conversion costs reductions.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense increased $23.9 million to $216.1 million. As a percentage of net sales this expense was 32.9% and 31.6% for the six months ended May 30, 2010 and May 31, 2009, respectively, an increase of 1.3 percentage points. The increase as a percentage of net sales was primarily driven by an increase in non-cash compensation costs. The increase in absolute dollars is primarily due to a $11.4 million increase in volume driven variable expenses including an $14.2 million increase in cooperative advertising and promotional costs, and a $2.1 million increase in delivery costs due primarily to an increase in unit volume shipped. The increase in these costs have been partially offset by a $4.9 million decrease in bad debt expense. Fixed operating costs, exclusive of non-cash compensation expense, increased $4.6 million from the prior year period primarily due to increases in expected defined contribution plan payments, cash compensation costs and professional services. Non-cash compensation expense increased by $7.0 million compared to the first half of fiscal 2009 due primarily to the recognition of expense related to the restricted share unit grants that occurred in the third quarter of fiscal 2009.

        Restructuring expenses and asset impairment.    We recognized pretax restructuring costs of $1.4 million during the six months ended May 31, 2009. No such costs were incurred during the six months ended May 30, 2010.

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

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $7.8 million for the six months ended May 30, 2010 has remained relatively flat as compared to the six months ended May 31, 2009.

        Interest Expense.    Our consolidated interest expense for the first half of fiscal 2010 as compared with the prior year period increased $9.7 million to $44.1 million. Interest expense for the first half of fiscal 2010 includes $10.9 million of non-cash interest expense, of which $7.6 million relates to non-cash interest on our Convertible Notes and the remainder of which relates to the accretion or amortization of original issue discount and deferred debt issuance costs. Our net weighted average borrowing cost was 10.6% and 8.7% for the six months ended May 30, 2010 and May 31, 2009, respectively. Our borrowing cost was unfavorably impacted by the Refinancing which resulted in increased interest rates and outstanding debt balances.

        Refinancing and extinguishment of debt and interest rate derivatives.    Debt extinguishment and refinancing expenses for the six months ended May 30, 2010 includes non-cash charges of $2.7 million related to the write-off of debt issuance costs and original issue discount associated with the $35.0 million of Senior Notes that were repurchased this period. Also included is a cash charge of $1.1 million which represents the premium that was paid to repurchase these notes.

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

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, non-deductible mark to market adjustments for derivatives associated with the Convertible Notes subscription rights, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the six months ended May 30, 2010 was 61.3% compared to (4.6)% for the six months ended May 31, 2009. The effective rate for the fiscal 2010 period was higher than the fiscal 2009 period primarily due to the effect of non-deductible paid in kind interest which resulted from the Refinancing in the second quarter of fiscal 2009.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures for the first half of fiscal 2010 have increased over the prior year period due to increased demand seen in the Asian markets.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $6.7 million for the six months ended May 30, 2010. We expect total 2010 capital expenditures to be approximately $20.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At May 30, 2010, the Company had approximately $57.7 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $15.7 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 10.6% and 8.7% for the six months ended May 30, 2010 and May 31, 2009, respectively. As of June 22, 2010, we had no borrowings outstanding under the ABL Revolver.

        On May 13, 2009, the Company announced its Refinancing, a comprehensive plan to refinance its existing senior secured credit facilities (the "Old Senior Credit Facility") and replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants. The Refinancing converted much of the existing senior debt from debt bearing interest at variable rates to debt bearing interest at fixed rates. Due to increases in the interest rates associated with our senior debt, the amount of debt outstanding and increases in the amortization of debt issuance costs, our interest expense in future periods is expected to increase significantly. However, we do not expect cash interest payments to change significantly due to the payment in kind interest associated with the Convertible Notes (as discussed below).

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

        At May 30, 2010, there were no amounts outstanding under the ABL Revolver. The Senior Notes have an outstanding balance of $303.6 million at May 30, 2010 which gives effect to an unamortized original issue discount of $11.4 million. As of May 30, 2010, the Convertible Notes have an outstanding balance of $180.4 million. We also have an outstanding principal balance of $268.9 million at May 30, 2010 on the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes").

        On March 16, 2010, the Company redeemed 10%, or $35.0 million, of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. In connection with the repurchase, the Company recognized charges of $1.1 million related to the premium paid to repurchase the notes and $2.7 million related to write-off of related debt issuance costs and original issue discount.

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At May 30, 2010, there were no amounts outstanding under the ABL Revolver.

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

        At May 30, 2010, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include the redemption or repurchase of a portion of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of May 30, 2010, we have repurchased shares for $16.3 million under this program, none of which was repurchased during fiscal 2010. From May 30, 2010 through June 22, 2010, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $10.4 million during the next twelve months, with $1.4 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our senior or subordinated debt during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement as of May 30, 2010, we do not currently expect a dividend will be declared in the third quarter of fiscal 2010.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Six Months Ended:
	May 30, 2010	May 31, 2009
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(4,430)	$15,320
Investing activities	(6,611)	4,472
Financing activities	(39,281)	44,454
Effect of exchange rate changes on cash	(1,548)	1,656

Change in cash and cash equivalents	(51,870)	65,902
Cash and cash equivalents:
Beginning of period	131,427	26,596

End of period	$79,557	$92,498

  Six Months Ended May 30, 2010 Compared With Six Months Ended May 31, 2009

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $19.7 million to a use of cash of $4.4 million for the six months ended May 30, 2010 from a source of cash of $15.3 million for the six months ended May 31, 2009. Net income and cash flows from operations for the six months ended May 31, 2010 compared to the same prior year period reflect a greater use of working capital. The uses include increases in inventories to support higher sales in the quarter and the payment of incentive compensation that was accrued at the end of fiscal 2009. Cash flows from operations for the six months ended May 31, 2009 included a benefit of $8.0 million for the receipt of income tax refunds.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the six months ended May 30, 2010 were $6.6 million as compared to net cash provided by investing activities of $4.5 million for the six months ended May 31, 2009. This difference of $11.1 million is primarily due to the receipt of $8.4 million of proceeds in the six months ended May 31, 2009 from the sale-leaseback of the Company's South Gate, California facility as well as higher capital spending in fiscal 2010.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the six months ended May 30, 2010 was $39.3 million compared with cash provided by financing activities of $44.5 million for the six months ended May 31, 2009. The use of cash during the six months ended May 30, 2010 has been primarily driven by the repayment of $35.0 million of our Senior Notes. Cash provided by financing activities for the six months ended May 31, 2009 was impacted significantly by the Refinancing which provided $50.9 million of cash after considering the effects of the payments of costs to issue our new debt.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following May 30, 2010. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants, but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our ABL Revolver.

        Our ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of May 30, 2010, we are not in a period of minimum availability and do not have any outstanding borrowings under the ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the ABL Revolver. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the significant of which are summarized below). Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio of 1.25 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At May 30, 2010, adjustments to Adjusted EBITDA for cash taxes paid and unfinanced capital expenditures were $37.1 million. Fixed charges as calculated under the terms of the ABL Revolver agreement were $72.6 million. This results in a fixed charge coverage ratio of 1.95 to 1.00 at May 30, 2010 under the terms of the ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and Senior Subordinated Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At May 30, 2010, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and Senior Subordinated Notes were $82.5 million, resulting in a fixed charge coverage ratio of 2.17 to 1.00.

        Non-compliance with the minimum fixed charge ratio contained in the ABL Revolver agreement and the indentures governing the Senior Notes, Convertible Notes and 2014 Notes would prohibit Sealy Mattress Company and its subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions.

        The covenants contained within our debt agreements are based on what we refer to herein as "Adjusted EBITDA". In the senior debt agreements, Adjusted EBITDA is defined as net income plus interest, taxes, depreciation and amortization adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance. Adjusted EBITDA is presented herein as it is a material component of these covenants. Additionally, management uses Adjusted EBITDA to evaluate the Company's operating performance and we believe that this measure provides useful incremental information to investors regarding our operating performance. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants.

        Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, it is not intended to be a measure of free cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended May 30, 2010 and May 31, 2009:

	Three Months Ended:		Six Months Ended:
	May 30, 2010	May 31, 2009	May 30, 2010	May 31, 2009
	(in thousands)		(in thousands)
Net income	$849	$(5,389)	$6,563	$(1,045)
Interest expense	21,765	16,876	44,106	34,424
Income taxes	(550)	(2,773)	7,240	46
Depreciation and amortization	7,187	8,324	14,736	16,553

EBITDA	29,251	17,038	72,645	49,978
Adjustments for debt covenants:
Refinancing charges	3,759	17,422	3,759	17,442
Non-cash compensation	5,098	1,212	9,214	2,223
Impairment charges	—	1,334	—	1,334
KKR consulting fees	524	890	1,020	1,610
Severance charges	137	669	1,252	1,942
Loss on rights for Convertible Notes	—	2,729	—	2,729
Gain on sale of subsidiary	—	—	—	(1,292)
Other (various)(a)	88	319	255	1,148

Adjusted EBITDA	$38,857	$41,613	$88,145	$77,114

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

  •
  our level of indebtedness;

  •
  interest rate risks;

  •
  future acquisitions;

  •
  increased compensation cost as a result of the recently enacted healthcare legislation reform;

  •
  an increase in return rates; and

  •
  other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. For a more detailed discussion of these factors, see the information under the caption "Risk Factors" herein and in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in the Company's most recent Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management's discussion and analysis section of our Annual Report on Form 10-K (File No. 001-08738).

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.4 million and $0.7 million dollar impact on our financial position for the three and six months ended May 30, 2010, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At May 30, 2010, we had outstanding forward and option foreign currency contracts to sell a total of 24.8 million Canadian dollars for US dollars. The expiration dates for the Canadian dollar contracts range from June 2010 to February 2011. At May 30, 2010, the fair value of these contracts was an asset of $0.6 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        At May 30, 2010, the Company has entered into three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement and the agreements expire in May 2019, January 2013 and October 2013. The fair value of these swaps was an asset totaling $0.5 million and $0.4 million as of May 30, 2010 and November 29, 2009, respectively.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year. Based on the amount of variable-rate debt outstanding at May 30, 2010, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        Polyurethane foam, polypropylene, polyethylene foam and High Carbon Steel Wire prices are moving upwards but we expect stability in the prices of these commodities starting in the third quarter of fiscal 2010. We have entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. During the first quarter of fiscal 2010, we entered into a program through which we hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices. At May 30, 2010 we had contracts outstanding for 1.0 million gallons of diesel fuel to be consumed from May 31, 2010 through November 30, 2010. The fair value of these fixed price swap diesel contracts was an asset of an insignificant amount as of May 30, 2010. There were no such contracts outstanding at November 29, 2009.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no repurchases of the Company's common stock during the second quarter of fiscal 2010 as part of a publicly announced program or otherwise. Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. As of May 30, 2010, the approximate dollar value of shares that may yet be purchased under the program was $83.7 million.

        Subsequent to May 30, 2010, through June 22, 2010, 1,471,593 shares of Sealy Corporation common stock were surrendered by participants in the Company's 1998 and 2004 Stock Option Plans to cover the individuals' minimum tax withholding obligations related to the vesting of certain restricted stock unit awards that were granted on June 12, 2010. For further details of these awards and related stock ownership guidelines for the Company's senior management, refer to the Company's definitive Proxy Statement filed on April 14, 2010 and Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on January 25, 2010.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None

Item 6.    Exhibits

*†10.19	Third Amended and Restated Credit Agreement, dated as of August 25, 2006, among Sealy Mattress Company, as Borrower, Sealy Canada Ltd./Ltee as Canadian Borrower, the Guarantors named therein, Sealy Mattress Corporation, as Holdings and a Guarantor, Sealy Corporation, as Parent, the Several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Bookrunner, Citigroup Global Markets, Inc. as Joint Lead Arranger and Joint Bookrunner, Citibank N.A., as Syndication Agent, General Electric Capital Corporation, as Co-Documentation Agent, Wachovia Bank, National Assocation, as Co-Documentation Agent and LaSalle Bank National Association as Co-Documentation Agent.
10.43	Amended and Restated Sealy Corporation Bonus Plan dated April 14, 2010 (incorporated herein by reference to Sealy Corporation's report on Form 8-K (File No. 1-8738) filed on April 20, 2010).
†31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
†31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
†32	Certification pursuant to 18 U.S.C. Section 1350.

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

Date: June 29, 2010

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets May 30, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 29, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended May 30, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended May 31, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended May 30, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended May 31, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended May 30, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2009 (in thousands)
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