Form 10-Q
period 2010-08-29
SEALY CORP
filed 2010-09-30
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 29, 2010
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the registrant's common stock outstanding as of September 21, 2010 was approximately: 97,494,390.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 29, 2010	August 30, 2009
Net sales	$346,181	$349,573
Cost of goods sold	208,616	203,508

Gross profit	137,565	146,065
Selling, general and administrative expenses	107,498	110,256
Asset impairment loss	22,963	—
Amortization expense	68	842
Royalty income, net of royalty expense	(4,535)	(4,216)

Income from operations	11,571	39,183
Interest expense	21,784	22,127
Loss on rights for convertible notes	—	1,820
Refinancing and extinguishment of debt and interest rate derivatives	—	39
Other income, net	(57)	(14)

(Loss) income before income taxes	(10,156)	15,211
Income tax provision	6,379	3,155
Equity in earnings of unconsolidated affiliates	712	—

Net (loss) income	$(15,823)	$12,056

(Loss) earnings per common share—Basic	$(0.16)	$0.13

(Loss) earnings per common share—Diluted	$(0.16)	$0.05

Weighted average number of common shares outstanding:
Basic	97,043	91,884
Diluted	97,043	279,156

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	August 29, 2010	August 30, 2009
Net sales	$1,002,336	$958,004
Cost of goods sold	596,413	572,353

Gross profit	405,923	385,651
Selling, general and administrative expenses	323,636	302,533
Asset impairment loss	22,963	—
Amortization expense	522	2,435
Restructuring expenses including related asset impairment	—	1,448
Royalty income, net of royalty expense	(12,343)	(12,186)

Income from operations	71,145	91,421
Interest expense	65,890	56,551
Loss on rights for convertible notes	—	4,549
Refinancing and extinguishment of debt and interest rate derivatives	3,759	17,461
Gain on sale of subsidiary stock	—	(1,292)
Other income, net	(161)	(60)

Income before income taxes	1,657	14,212
Income tax provision	13,619	3,201
Equity in earnings of unconsolidated affiliates	2,702	—

Net (loss) income	$(9,260)	$11,011

(Loss) earnings per common share—Basic	$(0.10)	$0.12

(Loss) earnings per common share—Diluted	$(0.10)	$0.07

Weighted average number of common shares outstanding:
Basic	95,384	91,836
Diluted	95,384	153,602

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	August 29, 2010	November 29, 2009
ASSETS
Current assets:
Cash and equivalents	$82,510	$131,427
Accounts receivable, less allowances for bad debts, cash discounts and returns	181,758	156,850
Inventories	68,634	56,810
Other current assets	19,910	21,080
Deferred income tax assets	15,375	20,222

Total current assets	368,187	386,389

Property, plant and equipment—at cost	416,354	446,989
Less accumulated depreciation	(246,468)	(239,508)

	169,886	207,481

Goodwill	360,878	360,583
Intangible assets, net	1,517	1,937
Deferred income tax assets	9,601	6,874
Other assets, including debt issuance costs, net	54,814	52,206

	426,810	421,600

Total assets	$964,883	$1,015,470

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$7,634	$13,693
Accounts payable	89,229	88,971
Accrued incentives and advertising	33,215	31,804
Accrued compensation	26,466	43,105
Accrued interest	17,616	15,230
Other accrued liabilities	32,617	36,436

Total current liabilities	206,777	229,239

Long-term obligations, net of current portion	794,658	833,766
Other liabilities	58,004	59,625
Deferred income tax liabilities	875	832
Stockholders' deficit:
Common stock, $0.01 par value; Authorized shares: 2010 and 2009—600,000 Issued and outstanding: 2010—97,477; 2009—94,417	977	947
Additional paid-in capital	908,446	885,064
Accumulated deficit	(1,002,210)	(992,950)
Accumulated other comprehensive income, net	(2,644)	(1,053)

Total shareholders' deficit	(95,431)	(107,992)

Total liabilities and shareholders' deficit	$964,883	$1,015,470

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 29, 2009	$32,143	94,417	$947	$885,064	$(992,950)	$(1,053)	$(107,992)
Net loss	(9,260)				(9,260)		(9,260)
Foreign currency translation adjustment	(1,982)					(1,982)	(1,982)
Adjustment to defined benefit plan liability, net of tax of $191	461					461	461
Change in fair value of cash flow hedges, net of tax of $43	(70)					(70)	(70)
Share-based compensation				12,759			12,759
Exercise of stock options		261	3	156			159
Vesting of restricted share units		2,593	26	(4,531)			(4,505)
Vesting of restricted shares		112	1	(207)			(206)
Excess tax benefit on share based awards				942			942
Beneficial conversion feature on Convertible paid-in-kind Notes				14,263			14,263

Balance at August 29, 2010	$(10,851)	97,383	$977	$908,446	$(1,002,210)	$(2,644)	$(95,431)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	August 29, 2010	August 30, 2009
Operating activities:
Net (loss) income	$(9,260)	$11,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,813	24,655
Deferred income taxes	4,259	(7,565)
Impairment charges	22,963	1,326
Amortization of deferred gain on sale-leaseback	(490)	(485)
Paid in kind interest on convertible notes	10,830	1,820
Amortization of discount on new senior secured notes	1,702	351
Amortization of debt issuance costs and other	4,191	2,925
Loss on rights for convertible notes	—	4,549
Share-based compensation	12,759	7,381
Excess tax benefits from share-based payment arrangements	(942)	—
Loss on sale of assets	246	383
Write-off of debt issuance costs related to debt extinguishments	2,709	2,113
Loss on repurchase of senior notes	1,050	15,232
Payment to terminate interest rate swaps	—	(15,232)
Gain on sale of subsidiary stock	—	(1,292)
Other, net	(1,635)	(2,458)
Changes in operating assets and liabilities:
Accounts receivable	(28,724)	(27,628)
Inventories	(13,984)	5,684
Other current assets	(1,279)	14,080
Other assets	(5,314)	(1,434)
Accounts payable	3,822	5,195
Accrued expenses	(14,239)	6,752
Other liabilities	386	(7,150)

Net cash provided by operating activities	10,863	40,213

Investing activities:
Purchase of property, plant and equipment	(11,369)	(8,669)
Proceeds from sale of property, plant and equipment	67	10,385
Net proceeds from sale of subsidiary stock	—	1,237
Investments in and loans to unconsolidated affiliate	—	(2,322)

Net cash (used in) provided by investing activities	(11,302)	631

Financing activities:
Proceeds from issuance of long-term obligations	2,784	3,343
Repayments of long-term obligations	(10,204)	(15,668)
Repayment of senior term loans	—	(377,181)
Proceeds from issuance of new senior secured notes	—	335,916
Proceeds from issuance of related party notes	—	177,132
Repayment of related party notes	—	(83,284)
Repayment of senior secured notes, including premium of $1,050	(36,050)	—
Proceeds from issuance of convertible notes, net	—	83,284
Borrowings under revolving credit facilities	—	140,904
Repayments under revolving credit facilities	—	(205,304)
Repurchase of common stock	(4,711)	—
Exercise of employee stock options, including related excess tax benefits	1,101	(330)
Debt issuance costs	—	(27,421)
Other	(8)	—

Net cash (used in) provided by financing activities	(47,088)	31,391

Effect of exchange rate changes on cash	(1,390)	1,009

Change in cash and equivalents	(48,917)	73,244
Cash and equivalents:
Beginning of period	131,427	26,596

End of period	$82,510	$99,840

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Basis of Presentation

        The accompanying interim Condensed Consolidated Financial Statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim Condensed Consolidated Financial Statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (collectively, the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. These Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements for the year ended November 29, 2009 included within the Company's Annual Report on Form 10-K (File No. 001-08738).

        At August 29, 2010, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 48.2% of the issued and outstanding common stock of the Company.

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

Note 2: Recently Issued Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance in the first quarter of fiscal 2010, and it did not have a material impact on its financial statements.

        In December 2007, the FASB issued authoritative guidance on business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The FASB also issued guidance for recognizing and measuring goodwill acquired in a business combination and what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this guidance in the first quarter of fiscal 2010, and it did not have a material impact on its financial statements.

        In April 2008, the FASB issued authoritative guidance on the determination of the useful lives of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. The Company adopted this guidance in the first quarter of fiscal 2010, and it did not have a material impact on its financial statements.

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

        In November 2008, the Emerging Issues Task Force ("EITF") of the FASB issued authoritative guidance which clarifies the accounting for certain transactions involving equity method investments. The Company adopted this guidance in the first quarter of fiscal 2010, and it did not have a material impact on its financial statements.

        In December 2008, the FASB issued authoritative guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company will adopt this interpretation in the fourth quarter of fiscal 2010. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of the Company's defined benefit pension plans.

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

        In July 2010, the FASB issued authoritative guidance which requires expanded disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses on a disaggregated basis. The Company will adopt the portion of this guidance which pertains to disclosures as of the end of a reporting period in the first quarter of fiscal 2011. The Company will adopt the portion of this guidance which pertains to the activity that occurs during a reporting period in the second quarter of fiscal 2011. The adoption of this guidance will increase the level of disclosures in the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Accounting Pronouncements (Continued)

financial statements related to the credit quality of its financing receivables and allowance for credit losses.

Note 3: Restatement of Previous Periods

        During the year-end financial close process of fiscal 2009, the Company discovered an error related to the depreciation of the assets acquired through the purchase of certain of its European subsidiaries in fiscal 2001. The Company also discovered an error related to the deferred income tax liabilities recorded on these assets. The errors, which were immaterial to the prior periods, resulted in an understatement of depreciation expense, recorded as a component of cost of goods sold and an overstatement of the income tax provision in the Condensed Consolidated Statements of Operations for prior periods. The recorded balances of accumulated depreciation and deferred tax liabilities were, likewise, understated and overstated, respectively in the Condensed Consolidated Balance Sheets for prior periods. The Company evaluated the effects of these errors on prior periods' consolidated financial statements, individually and in the aggregate, in accordance with the guidance provided by SEC Staff Accounting Bulletin ("SAB") No. 108, codified as Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," and concluded that no prior period is materially misstated. However, in accordance with the provisions of this SAB Topic, the Company is restating its Condensed Consolidated Financial Statements for the nine months ended August 30, 2009 as follows (in thousands):

	Condensed Consolidated Statements of Operation Information
	Nine Months Ended August 30, 2009
	As Previously Reported	Adjustments	Restated
Cost of goods sold	$571,538	$815	$572,353
Gross profit	386,466	(815)	385,651
Income from operations	92,236	(815)	91,421
Income before income taxes	15,027	(815)	14,212
Income tax provision	3,463	(262)	3,201
Net income	11,564	(553)	11,011
Eanrings per common share—Basic	0.13	—	0.12
Earnings per common share—Diluted	0.09	—	0.07
Basic shares	91,836		91,836
Diluted shares	153,602		153,602

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Restatement of Previous Periods (Continued)

	Condensed Consolidated Statements of Cash Flow Information for the Nine Months Ended August 30, 2009
	As Previously Reported	Adjustments	Restated
Net income	$11,564	$(553)	$11,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,840	815	24,655
Deferred income taxes	(7,303)	(262)	(7,565)
Net cash provided by operating activities	40,213	—	40,213

Note 4: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new stock options granted and outstanding options using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three and nine months ended August 29, 2010 was $3.5 million and $12.8 million, respectively, and $5.2 million and $7.4 million, respectively, for the three and nine months ended August 30, 2009.

Modification of Awards

        During the third quarter of fiscal 2009, the Company undertook a modification to the terms of its outstanding share-based compensation awards to give effect to the dilution caused by the issuance of rights to purchase notes convertible into shares of common stock. For outstanding stock option awards granted under the 1998 Plan, the number of awards was increased by 32.7696%, and the strike price of the awards was reduced by 24.6815%. For awards granted under the 2004 Plan, the number of awards outstanding was not adjusted, but the strike price of the outstanding awards was reduced by 24.6815%. The increase to the number of outstanding awards has been treated as an additional grant of stock options under the 1998 Plan as disclosed below.

        The Company also modified the terms of its outstanding restricted share unit ("RSU") awards by increasing the number of awards by 32.7696%. This modification resulted in an additional 112,856 awards being granted. However, since the Company's restricted shares outstanding as of the modification date participated in the rights offering, there was no modification of the restricted share awards.

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

Stock Option Awards

        During the three and nine months ended August 29, 2010, the Company granted no new options to purchase shares of common stock. During the nine months ended August 30, 2009, the Company granted options to purchase 58,487 shares of common stock, in addition to those granted through the modification, to newly hired and promoted employees and recognized an insignificant amount of compensation expense associated with these grants during the nine months ended August 30, 2009. The options granted during the third quarter of fiscal 2009 had a weighted average grant-date fair value of $3.09 per option.

        The Company valued these stock option grants using the trinomial lattice valuation model with the following assumptions:

Three Months Ended August 29, 2009
Expected volatility	40%
Expected dividend yield	0.00%
Expected term (in years)	5.71 - 6.31
Risk-free rate	3.48%

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        A summary of option activity under the 1998 Plan for the nine months ended August 29, 2010, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 29, 2009	2,102,162	$1.09
Exercised	(228,888)	0.49

Outstanding August 29, 2010 (all fully vested and exercisable)	1,873,274	$1.16
Weighted average remaining contractual term	3.6 years
Aggregate intrinsic value of in-the-money options at August 29, 2010 (in thousands)	$2,383

        A summary of option activity under the 2004 Plan for the nine months ended August 29, 2010, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 29, 2009	9,568,777	$5.20
Exercised	(28,068)	$1.64
Forfeited	(2,639,385)	$4.62

Outstanding August 29, 2010	6,901,324	$5.44
Weighted average remaining contractual term	4.7 years
Aggregate intrinsic value of in-the-money options (in thousands)	$1,283
Exercisable at August 29, 2010	4,660,413
Weighted average remaining contractual term	4.7 years
Aggregate intrinsic value of in-the-money options (in thousands)	$756

        As of August 29, 2010, the Company had approximately $2.0 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 3.4 years.

        The Company has granted to employees stock options that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of August 29, 2010, it is the Company's expectation that the performance targets for these stock options will not be met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. Further, the Company has not recognized compensation cost in the current period for certain options to purchase 667,532 shares of common stock that do not vest unless the performance targets are achieved. Total unrecognized compensation cost related to these options is $1.3 million.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

Restricted Shares

        At August 29, 2010, the Company had outstanding 97,324 restricted shares that are considered to be non-vested shares, and have the same rights as the Company's outstanding common shares, including dividend participation rights, except that they cannot be sold by the holder until the end of the vesting period. During the three and nine months ended August 29, 2010, 194,647 of the outstanding restricted shares vested. The restricted shares that vested were settled on a net basis which provided for the repurchase and cancellation of 82,628 shares as a means to cover the required minimum withholding tax payments. A total of 112,019 common shares were delivered to the holder of these awards. As of August 29, 2010, the remaining unrecognized compensation cost related to restricted stock awards was $0.6 million which is expected to be recognized over the remaining vesting period of 0.9 years. As the restricted shares outstanding participated in the rights offering, there was no modification of these awards as part of the 2009 modification.

Restricted Share Unit ("RSU") Awards

        As of August 29, 2010, the Company had outstanding 440,660 RSUs which vest based on the attainment of certain performance targets that are tied to the Company's earnings performance and a three-year service requirement. None of these RSUs were granted in the three or nine months ended August 29, 2010. If the performance targets are not met, then the RSUs will not vest. As of August 29, 2010, the first of the related performance targets has been met indicating that one-third of the awards will vest upon the completion of the service requirement.

        As of August 29, 2010, the Company also had outstanding 12,802,144 time-based RSUs that vest based on the passage of time and which do not contain performance requirements. The awards granted prior to the three and nine months ended August 30, 2009 accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited. The number of awards outstanding above gives effect to this accretion.

        During the three and nine months ended August 29, 2010, the Company approved grants of 525,000 and 775,000 RSUs, respectively, that vest ratably over three years and do not contain an accretion factor. The RSUs granted during the three months ended August 29, 2010 have a grant date fair value of $2.68 per unit based on the closing price of the Company's common stock as of the grant date.

        During the three and nine months ended August 30, 2009, the Company approved grants of 16,251,433 and 16,595,833 RSUs, respectively. The RSUs granted in the third quarter of fiscal 2009 have a weighted average grant date fair value of $2.00 based on the closing price of the Company's common stock as of the grant date. The RSUs granted during the third quarter of fiscal 2009 vest based on the passage of time and do not contain performance requirements. The RSU award amount accretes in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited. The grants discussed above give effect to this accretion.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Share-Based Compensation (Continued)

        In connection with the modification of share-based compensation awards discussed above, the RSUs outstanding as of June 12, 2009, which were all performance-based awards, were modified to increase the number of awards by 32.7696%. This modification resulted in an additional 112,856 awards being granted and additional compensation cost of $0.2 million which will be recognized based on the forecasted attainment of the performance targets over time. The additional awards granted as part of this modification are included as RSUs granted as disclosed below.

        None of the Company's outstanding RSUs contain dividend participation rights.

        A summary of restricted share unit award activity for the nine months ended August 29, 2010, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 29, 2009	16,954,906	$2.02
Granted	775,000	3.00
Vested	(4,075,166)	1.98
Forfeited	(411,936)	1.97

Outstanding August 29, 2010	13,242,804	$2.08
Weighted average remaining vesting period	1.9 years

        As of August 29, 2010, the remaining unrecognized compensation cost related to the total outstanding RSUs was $13.1 million which will be recognized based on the Company's forecasted attainment of the performance targets or over time depending upon the vesting criteria of the award. As of August 29, 2010, it is the Company's expectation that the performance targets for RSUs with performance targets will be met.

Note 5: Inventories

        The major components of inventories were as follows (in thousands):

	August 29, 2010	November 29, 2009
Raw materials	$31,333	$29,700
Work in process	24,574	19,158
Finished goods	12,727	7,952

	$68,634	$56,810

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

        The change in the Company's accrued warranty obligations for each of the nine months ended August 29, 2010 and August 30, 2009 was as follows (in thousands):

	August 29, 2010	August 30, 2009
Accrued warranty obligations at beginning of period	$16,464	$16,487
Warranty claims	(14,443)	(13,379)
Warranty provisions	15,871	13,354

Accrued warranty obligations at end of period	$17,892	$16,462

        As of August 29, 2010 and November 29, 2009, respectively, $11.0 million and $10.6 million was included as a component of other accrued liabilities and $6.9 million and $5.9 million was included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $4.5 million and $4.4 million for the nine months ended August 29, 2010 and the nine months ended August 30, 2009, respectively.

Note 7: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill, which relates entirely to the Americas segment, for the nine months ended August 29, 2010 were as follows (in thousands):

Balance as of November 29, 2009	$360,583
Increase due to foreign currency translation	295

Balance as of August 29, 2010	$360,878

        Total other intangibles of $1.5 million (net of accumulated amortization of $3.1 million) as of August 29, 2010 consisted primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. The Company recognized amortization expense associated with intangibles of $0.1 million and $0.5 million, respectively, for the three and nine months ended August 29, 2010 and $0.8 and $2.4 million, respectively for the three and nine months ended August 30, 2009. The Company expects to recognize amortization expense relating to these intangibles of $0.1 million for the remainder

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Goodwill and Other Intangible Assets (Continued)

of 2010, $0.3 million in 2011, $0.3 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $0.3 million thereafter.

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

Note 9: Long-Term Obligations

        Long-term obligations as of August 29, 2010 and November 29, 2009 consisted of the following (in thousands):

	August 29, 2010	November 29, 2009
Asset-based revolving credit facility	$—	$—
Senior secured notes	303,978	336,625
Convertible notes(1)	177,320	180,109
Senior subordinated notes	268,945	268,945
Financing obligations	40,237	41,296
Other	11,812	20,484

	802,292	847,459
Less current portion	(7,634)	(13,693)

	$794,658	$833,766

(1)
Includes PIK interest of $2.0 million and $5.3 million for which the principal balance of the Convertible Notes has not yet been increased at August 29, 2010 and November 29, 2009, respectively.

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

        At May 31, 2009, the rights offering (discussed below) related to the Convertible Notes had not yet expired, and therefore, none of the Convertible Notes were issued as of this date. However, the Company had entered into a forward purchase agreement with a related party, Sealy Holding LLC (the "Purchaser"), an affiliate of KKR, in connection with the distribution of the subscription rights through which the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that are not exercised by other common shareholders.

        The proceeds from the Refinancing were used to repay all of the outstanding amounts due under the Company's previously existing senior secured credit facilities, which consisted of a $125 million senior revolving credit facility and senior secured term loans, and to increase cash for general operating purposes.

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. As of August 29, 2010, there were no amounts outstanding under the ABL Revolver. At August 29, 2010, the Company had approximately $67.7 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.1 million.

        The ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of August 29, 2010, the Company was not in a minimum availability period under the ABL Revolver.

Senior Secured Notes

        On May 29, 2009, the Company issued $350.0 million aggregate principal amount of Senior Notes maturing April 2016 bearing interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For the three and nine months ended August 29, 2010, the Company recognized additional interest expense of $0.3 million and

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

$1.1 million, respectively, related to the accretion of the OID. For both the three and nine months ended August 30, 2009, the additional interest expense recognized related to the accretion of the OID was $0.4 million.

        As discussed further in Note 8, on March 16, 2010, the Company redeemed 10%, or $35.0 million, of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

Convertible PIK Notes

        On May 13, 2009, the Company announced a rights offering pursuant to which rights to subscribe for Convertible Notes were issued at no charge to all holders of the Company's common stock at the close of business on May 26, 2009 at a rate of one right per share of common stock. Every 13 rights entitled its holder to purchase a Convertible Note at a subscription price of $25.00, and each Convertible Note was initially convertible into 25 shares of common stock. The rights offering expired on July 2, 2009, and the related Convertible Notes were issued on July 10, 2009.

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

        On May 15, 2009, the Company entered into a forward purchase agreement (the "Forward Contract") with the Purchaser in connection with the distribution of the subscription rights discussed above. The Forward Contract required the Purchaser to purchase up to $177.1 million aggregate principal amount of Convertible Notes which represented the maximum number of Convertible Notes that the Purchaser could have been obligated to purchase. The Forward Contract was settled upon the expiration of the rights offering. Upon settlement, the Company delivered to the Purchaser the Convertible Notes that were not subscribed for by the Company's shareholders (other than the Purchaser) and cash in an amount equal to the purchase price of the Convertible Notes that were subscribed to by the Company's shareholders (other than the Purchaser) along with accrued interest. In consideration of the Forward Contract, the Purchaser posted cash of $177.1 million on May 29, 2009 which bore interest during the rights offering period at the rate of LIBOR plus 3.00%. On July 10, 2009, the forward contract was settled resulting in a repayment to the Purchaser of $84.0 million which represented $83.3 million related to rights exercised by shareholders other than the Purchaser and an interest payment of $0.7 million. Under the terms of the Forward Contract, the Company paid the Purchaser a forward contract payment of $1.0 million which was recorded as a component of debt issuance costs, net, and other assets in the Condensed Consolidated Balance Sheet as of November 29, 2009 and is being amortized as a component of interest expense within the Condensed Consolidated Statements of Operations.

        Due to the agreement by the Purchaser to exercise all of the rights distributed to it under the terms of the Forward Contract, the 46,625,921 rights allocable to the Purchaser have been considered

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

to be exercised at issuance of the rights. The fair value of these rights was considered to represent a substantial premium related to the issuance of the Convertible Notes. As such, $95.6 million of this premium was recorded as a component of additional paid-in capital upon issuance of the rights. The amount of the premium recognized was based upon the $2.05 initial fair value of the rights. The 45,490,448 rights issued to the Company's other shareholders remained outstanding through the rights period and were adjusted to their fair value (See Note 13) until the issuance of the Convertible Notes on July 10, 2009 as the rights were considered to be written options and were accounted for as derivative liabilities while they were outstanding. Upon issuance of the Convertible Notes, the current fair value of these rights was also considered to represent a substantial premium related to the issuance of the Convertible Notes and $97.8 million of premium was recorded as a component of additional paid-in capital within the Condensed Consolidated Balance Sheets.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. Upon each of the January 15, 2010 and July 15, 2010 interest payment dates, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment of $7.0 million and $7.3 million, respectively. The recognition of these beneficial conversion features resulted in the recognition of a discount of $14.3 million, which was reflected as a reduction of the balance of the Convertible Notes with an offsetting increase to additional paid-in capital. The recognized discount will be accreted through interest expense over the remaining term of the Convertible Notes.

        The Convertible Notes mature in July 2016 and bear interest at 8.00% per annum payable semi-annually in arrears on January 15 and July 15. The Company does not pay interest in cash related to the Convertible Notes but instead increases the amount of the Convertible Notes by an amount equal to the interest payable for the interest period ending immediately prior. The amount of interest payable for each interest period is calculated on the basis of the accreted principal amount as of the first day of such interest period. The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $1.00 per share.

        During the three and nine months ended August 29, 2010, there were an insignificant number of conversions of Convertible Notes into common shares.

        The indentures and agreements governing the ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing Sealy Mattress Company's ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing our Senior Notes and the 2014 Notes, we are restricted from paying dividends or making other distributions to Sealy Corporation unless we are able to satisfy certain requirements or

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

use an available exception from the limitation. As of August 29, 2010, the net assets of Sealy Mattress Company and its subsidiaries of $234.0 million were restricted from being distributed to its parent due to the provisions in its long-term debt agreements. However, these agreements would allow $32.6 million of these assets to be distributed without restriction as restricted payments. At August 29, 2010, the Company was in compliance with the covenants contained within the related note indentures and agreements.

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

        Prior to the Refinancing, the Company had three interest rate swap agreements related to term debt under our preexisting senior credit facility which were formally designated as cash flow hedges. These interest rate swaps consisted of: 1) an agreement fixing the floating portion of the interest rate at 5.495% on $242 million of the outstanding balance through November 2008, declining to $240 million from December 2008 through November 2009, and further declining to $180 million from December 2009 through November 2010; 2) an agreement fixing the floating portion of the interest rate at 1.952% on $20.0 million of the outstanding balance through November 4, 2009; and 3) an agreement fixing the floating portion of the interest rate at 1.991% on $107.0 million of the outstanding balance through February 4, 2010. In connection with the Refinancing, the Company paid $15.2 million to terminate these interest rate swap agreements which was recorded as refinancing expense in the second quarter of fiscal 2009.

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

        As of August 29, 2010, the total notional amount of the Company's interest rate swap agreements was $11.0 million, which relates to agreements that have not been designated as hedging instruments. The maximum length of time over which the Company is hedging its exposure to the variability of future cash flows related to forecasted interest payments through interest rate swap agreements is through May 2019.

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

        At August 29, 2010, the Company had 35 forward foreign currency contracts and 7 foreign currency option contracts to sell Canadian dollars and receive a total of 32.9 million U.S. dollars at specified exchange rates with expiration dates ranging from September 15, 2010 through June 15, 2011. At August 30, 2009, the Company had three forward foreign currency contracts and three foreign currency option contracts to sell Canadian dollars and receive a total of 10.2 million U.S. dollars at specified exchanges rates with expiration dates ranging from September 15, 2009 through November 15, 2009. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's U.S. dollar denominated purchases of raw materials. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials related to changes in the foreign currency exchange rates.

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of cost of goods sold or selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At August 29, 2010, the Company had one outstanding foreign currency contract that was not designated as a hedge for accounting purposes. This contract had a fair value of an insignificant amount. At November 29, 2009, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        At August 30, 2009, the Company had two forward foreign currency contracts outstanding to purchase a total of 0.9 million Euros with expiration dates ranging from September 30, 2009 through December 31, 2009. These hedges were entered into to protect against the fluctuation in the Euro denominated royalty payments related to a third party license held by the Company. The Company formally designated these contracts as cash flow hedges, and they were expected to be highly effective in offsetting fluctuations in these royalty payments related to changes in the foreign currency exchange rates. These hedges were no longer outstanding at August 29, 2010.

        At August 29, 2010, the maximum length of time over which the Company is hedging its exposure to the reduction in value of certain forecasted foreign currency cash flows through foreign currency forward agreements is through June 15, 2011. Over the next 12 months, the Company expects to reclassify $0.8 million of deferred gains from accumulated other comprehensive income to selling, general and administrative expense as related forecasted foreign currency payments are made.

        For the three and nine months ended August 29, 2010, the Company recognized foreign currency transaction (losses) of $(0.6 million) and $(2.4 million), respectively, compared with (losses) of $(2.4 million) and $(3.2 million), respectively, for the three and nine months ended August 30, 2009. These amounts are recognized in cost of goods sold or selling, general and administrative expenses at the time they occur.

Commodity Price Exposure

        The Company is exposed to risk associated with fluctuations in the prices of diesel fuel used in the transportation of its finished product to its customers. To manage this risk, the Company enters into fixed price swap agreements. The Company designates these fixed price swap contracts as hedging instruments. These contracts protect against the reduction in value of forecasted cash flows resulting from the purchases of diesel fuel. The fair values of the fixed price swap agreements are estimated as described in Note 11, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to diesel price fluctuations are as follows:

        At August 29, 2010, the Company had five fixed price swap contracts outstanding to purchase 0.6 million gallons of diesel fuel at specified prices with expiration dates ranging from September 30, 2010 through January 31, 2011. These hedges were entered into to protect against the fluctuations in the prices of diesel fuel purchased by certain of the Company's U.S. manufacturing facilities. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of diesel fuel related to changes in the underlying diesel fuel prices.

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

Rights to Purchase Convertible Notes

        During the second quarter of fiscal 2009, the Company issued rights to holders of its common stock at the close of business on May 26, 2009. As described in Note 11, these rights entitled holders to purchase the Company's Convertible Notes issued in connection with the Refinancing. These rights were considered to be written options and therefore were treated as derivatives and were adjusted, after issuance, to fair value through earnings. Based on the terms of the forward purchase agreement with the Purchaser, the rights related to the Purchaser's then approximate 50.6% ownership were considered to be exercised as of the date of the issuance of the right.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        At August 29, 2010 and November 29, 2009, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	August 29, 2010		August 29, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$799	Other current liabilities	$—
Commodity fixed price swap contracts	Other current assets	10	Other current liabilities	(12)

Total derivatives designated as hedging instruments		809		(12)
Derivatives not designated as hedging instruments
Interest rate contracts	Other noncurrent assets	532	Other noncurrent liabilities	—

Foreign exchange contracts	Other current assets	5	Other current liabilities	—

Total derivatives not designated as hedging instruments		537		—

Total derivatives		$1,346		$(12)

	Asset Derivatives		Liability Derivatives
	November 29, 2009		November 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments Foreign exchange contracts	Other current assets	$1,133	Other current liabilities	$—

Total derivatives designated as hedging instruments		1,133		—
Derivatives not designated as hedging instruments Interest rate contracts	Other noncurrent assets	475	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments		475		—

Total derivatives		$1,608		$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three and nine months ended August 29, 2010 and August 30, 2009, was as follows (in thousands):

Three Months Ended August 29, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	(7)	Selling, general and administrative expenses	33	Selling, general and administrative expenses	—
Foreign exchange contracts	141	Cost of goods sold	2	Cost of goods sold	—

Total	$134		$35		$—

Nine Months Ended August 29, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	(1)	Selling, general and administrative expenses	65	Selling, general and administrative expenses	—
Foreign exchange contracts	(34)	Cost of goods sold	54	Cost of goods sold	—

Total	$(35)		$119		$—

Three Months Ended August 30, 2009
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign exchange contracts	70	Selling, general and administrative expenses	56	Selling, general and administrative expenses	—

Total	$70		$56		$—

Nine Months Ended August 30, 2009
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate contracts	(3,864)	Interest income (expense)	(5,266)	Interest income (expense)	—
Interest rate contracts	—	Refinancing expense	—	Refinancing expense	(15,232)
Foreign exchange contracts	259	Selling, general and administrative expenses	164	Selling, general and administrative expenses	—

Total	$(3,605)		$(5,102)		$(15,232)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

Three Months Ended
		August 29, 2010	August 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest income (expense)	$36	$227
Rights to purchase convertible notes	Loss on rights for convertible notes	—	(1,820)

Total		$36	$(1,593)

Nine Months Ended
		August 29, 2010	August 30, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Interest income (expense)	$57	$335
Rights to purchase convertible notes	Loss on rights for convertible notes	—	(4,549)

Total		$57	$(4,214)

Note 11: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding interest rate swaps, foreign currency derivative contracts and diesel fixed price swap contracts discussed above. See Note 10. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency and diesel spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. The fair value of the Company's rights for convertible notes is determined based on the closing price reported on the active market on which the related rights trade. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first nine months of fiscal 2010 or 2009. Further, there were no transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended August 29, 2010 and August 29, 2009. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at August 29, 2010 Using
	August 29, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate, foreign exchange and commodity derivatives	$1,334	$—	$1,334	$—

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

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value amounts of long term debt, based on quoted market prices, at August 29, 2010 were as follows (in thousands):

Senior Secured Notes	$352,800
Convertible Notes	503,318
Senior Subordinated Notes	269,617

Note 12: Impairment of Long-Lived Assets

        The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Based upon an impairment analysis performed in the third quarter of fiscal 2010, the Company determined that the cash flows expected to be generated by the long-lived assets of its Europe segment are less than the carrying amount of these assets. As such, the Company recognized an impairment charge of $23.0 million in the third quarter of fiscal 2010 to reduce the carrying value of these assets to their estimated fair value. The fair value of these assets was estimated based on the expected cash flows to be received from these assets based on current comparable data from market participants (Level 3 inputs).

Note 13: Debt Extinguishment and Refinancing Expense

        Debt extinguishment and refinancing expenses for the nine months ended August 29, 2010 included non-cash charges of $2.7 million related to the write-off of debt issuance costs and original issue discount associated with the $35.0 million of principal amount of the Senior Notes that were repurchased during the nine months ended August 29, 2010. Also included was a cash charge of $1.1 million which represents the premium that was paid to repurchase these notes. See Note 8.

        Debt extinguishment and refinancing expenses for the three and nine months ended August 30, 2009 included non-cash charges of $2.1 million relating to the write-off of debt issuance costs associated with the previously existing senior term loans as well as $15.2 million of cash charges associated with the termination of the interest rate swap agreements that were associated with the old senior credit facility. See Note 9.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Other Income, Net

        Other income, net, included interest income of $0.1 million and $0.2 million for the three and nine months ended August 29, 2010, respectively, and an insignificant amount and $0.1 million for the three and nine months ended August 30, 2009, respectively.

Note 15: Acquisitions and Dispositions

        On December 1, 2008, the Company sold fifty percent of its ownership interest in its 100% owned subsidiary Sealy Korea Company to the Company's Australian licensee, and these operations became part of the group of joint ventures that we participate in with the Australian licensee. In consideration of the sale of the fifty percent interest, the Company received net cash of $1.2 million and recognized a gain on the sale of the subsidiary of $1.3 million which has been recorded as a gain on sale of subsidiary stock in the accompanying Condensed Consolidated Statements of Operations. Upon the close of this transaction, the subsidiary was deconsolidated. The joint venture to which these operations were added is not considered to be a variable interest entity for which the Company is a primary beneficiary and is, therefore, not consolidated for financial statement purposes. The Company accounts for its interest in this joint venture under the equity method.

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

Note 16: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the United States, Canada and France for the three and nine months ended August 29, 2010 and August 30, 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
Service cost	$244	$191	$732	$574
Interest cost	383	359	1,149	1,076
Expected return on plan assets	(305)	(237)	(916)	(712)
Amortization of unrecognized losses	37	91	111	274
Amortization of unrecognized prior service cost	143	64	430	192

Net periodic pension cost*	$502	$468	$1,506	$1,404

Cash contributions	$220	$285	$855	$570

*
Net periodic pension cost recognized for the three and nine months ended August 29, 2010 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Defined Benefit Pension Expense (Continued)

  2010. Similarly, net periodic pension cost for the three and nine months ended August 30, 2009 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plans of approximately $0.2 million during the remainder of fiscal 2010.

Note 17: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and nine months ended August 29, 2010 was approximately (62.8)% and 821.9%, respectively, compared to approximately 20.7% and 22.5%, for the three and nine months ended August 30, 2009, respectively. The effective rate for the three and nine months ended August 29, 2010 was higher than the rate for the three and nine months ended August 30, 2009, primarily due to the effect of non-deductible paid in kind interest which resulted from the Refinancing in the second quarter of fiscal 2009 and the impairment of European assets.

        The Condensed Consolidated Balance Sheet as of August 29, 2010 includes accrued interest of $3.9 million and penalties of $2.9 million due to unrecognized tax benefits. As of November 29, 2009, the Company had recorded accrued interest of $3.6 million and penalties of $3.1 million due to unrecognized tax benefits.

        The Company expects the liability for uncertain tax positions to decrease by approximately $1.9 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2006 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company, and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following August 29, 2010. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 18: Comprehensive Income

        Comprehensive (loss) income for the three and nine months ended August 29, 2010 was $(14.8) million and $(10.9) million, respectively, and $12.2 million and $29.1 million, respectively for the three and nine months ended August 30, 2009. The decrease in comprehensive income for the three months ended August 29, 2010 compared to the three and nine months ended August 30, 2009, was driven primarily by the decrease in net income.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Comprehensive Income (Continued)

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	August 29, 2010	November 29, 2009
Unrealized gain on cash flow hedges, net of tax	$393	$463
Unrealized actuarial loss and prior service credit for pension liability, net of tax	(7,474)	(7,936)
Accumulated foreign currency translation adjustment	4,437	6,420

	$(2,644)	$(1,053)

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the approval of the New Jersey Department of Environmental Protection and continues to operate a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of August 29, 2010 for $2.0 million ($2.5 million prior to discounting at 4.75%) associated with this remediation project.

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

  Commitments

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three and nine months ended August 29, 2010, severance costs of $0.8 million and $2.2 million, respectively, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended August 29, 2009, severance costs of $0.1 million and $1.3 million, respectively, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. Severance benefits of $1.0 million and $1.2 million have been accrued as of August 29, 2010 and November 29, 2009, respectively. The entire liability has been recorded as a component of accrued compensation within the accompanying Condensed Consolidated Balance Sheet as of August 29, 2010 and November 29, 2009, respectively.

Note 20: Related Party Transactions

        During the three and nine months ended August 29, 2010, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.4 million and $1.4 million, respectively. As of August 29, 2010, $0.2 million of this amount was accrued as a component of other accrued liabilities and accounts payable in the accompanying Condensed Consolidated Balance Sheets. We also participate in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. We received lease income on this property of an insignificant amount during the first nine months of fiscal 2010.

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

        In connection with the Refinancing (Note 9), the Company entered into an agreement with Sealy Holding, LLC, a company which is owned by KKR, whereby the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that are not exercised by other common shareholders. Until the conclusion of the rights offering period, the $177.1 million bore interest at a rate of LIBOR plus 3.0%. At the expiration of the rights offering period, the Company repaid the Purchaser an amount equal to the proceeds obtained from the subscription to the Convertible Notes by other shareholders and Convertible Notes were issued for the remaining amount. For the three and nine months ended August 30, 2009, $0.7 million of interest was

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Related Party Transactions (Continued)

recognized on this related party debt. As consideration for the forward purchase, the Company paid the Purchaser $1.0 million which was deferred as debt issuance costs and is being amortized as a component of interest expense.

        Certain funds and accounts managed by KKR Asset Management LLC, an affiliate of KKR, also participated in the Senior Notes that were issued in connection with the Refinancing. At August 29, 2010, KKR Financial LLC held $45.7 million principal amount of the outstanding Senior Notes. Interest expense of $1.2 million and $3.9 million was recorded during the three and nine months ended August 29, 2010, respectively, related to KKR Financial LLC's portion of the outstanding Senior Notes and remains accrued at August 29, 2010.

        During the nine months ended August 29, 2010, the Company's joint ventures declared a distribution of $1.0 million which has been reflected as a reduction of our investment in these joint ventures in the accompanying Condensed Consolidated Balance Sheet as of August 29, 2010.

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

        Sales by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
Americas:
United States	$251,041	$256,755	$726,546	$713,988
Canada	49,047	45,201	135,865	108,982
Other International	21,069	19,763	63,095	58,752

Total Americas	321,157	321,719	925,506	881,722
Europe	25,024	27,854	76,830	76,282

Total	$346,181	$349,573	$1,002,336	$958,004

Total International	$95,140	$92,818	$275,790	$244,016

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Segment Information (Continued)

        Intersegment sales from the Americas to Europe for the three and nine months ended August 29, 2010 were $0.2 million and $0.6 million, respectively. There were no inter-segment sales for the three and six months ended August 30, 2009. Long lived assets (principally property, plant and equipment) outside the United States were $36.7 million and $60.6 million as of August 29, 2010 and November 29, 2009, respectively.

	Three Months Ended		Nine Months Ended
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
	(in thousands)		(in thousands)
Net sales to external customers:
Americas	$321,157	$321,719	$925,506	$881,722
Europe	25,024	27,854	76,830	76,282

	346,181	349,573	1,002,336	958,004

Capital expenditures:
Americas	4,586	4,055	10,746	8,392
Europe	105	87	623	277

	4,691	4,142	11,369	8,669

EBITDA:
Americas	42,844	45,210	117,273	99,771
Europe(1)	(23,427)	230	(25,211)	(4,285)
Inter-segment eliminations	—	—	—	(68)

	19,417	45,440	92,062	95,418

Reconciliation of EBITDA to net income:
EBITDA from segments(1)	19,417	45,440	92,062	95,418
Interest	21,784	22,127	65,890	56,551
Income taxes	6,379	3,155	13,619	3,201
Depreciation and amortization	7,077	8,102	21,813	24,655

Net Income	$(15,823)	$12,056	$(9,260)	$11,011

	August 29, 2010	November 29, 2009
	(in thousands)
Total assets:
Americas	$935,177	$949,051
Europe	31,259	67,972
Intersegment eliminations	(1,553)	(1,553)

	$964,883	$1,015,470

(1)
Amounts for the three and nine months ended August 29, 2010 include an impairment charge of $23.0 million to adjust the carrying value of the segment's assets to their fair value. (Note 12)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 22: Earnings per Share

        In June 2008, the FASB issued new authoritative guidance that indicates that unvested share-based awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. As of February 28, 2010, the Company implemented this guidance which requires the unvested shares of its restricted shares outstanding to be treated as participating securities in accordance with the two-class method in the calculation of both basic and diluted earnings per share. Prior period comparative data has been retrospectively restated below, in accordance with the new guidance.

        The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
	(in thousands)		(in thousands)
Numerator:
Net income (loss), as reported	$(15,823)	$12,056	$(9,260)	$11,564
Net income (loss) attributable to participating securities	34	(38)	26	(37)
Interest on convertible notes	—	1,820	—	1,820

Net income available to common shareholders	$(15,789)	$13,838	$(9,234)	$13,347

Denominator:
Denominator for basic earnings per share—weighted average shares	97,043	91,884	95,384	91,836
Effect of dilutive securities:
Convertible debt	—	177,088	—	60,549
Stock options	—	1,745	—	1,016
Restricted share units	—	8,172	—	—
Other	—	267	—	201

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	97,043	279,156	95,384	153,602

        Since the Company reported a net loss for the three and nine months ended August 29, 2010, the outstanding options to purchase common stock, restricted shares, share units and Convertible Notes were considered antidilutive and are not included in the computation of diluted earnings per share. For the three and nine month periods, the antidilutive awards were 194,604 and 192,511, respectively (in thousands). Options and share units (in thousands) not included in the computation of diluted earnings per share because their impact is antidilutive for the three and nine months ended August 30, 2009 were 8,617 and 25,188, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Restructuring Activities

        For the three and nine months ended August 30, 2009, the Company recognized restructuring charges related to initiatives including facility closures and organizational changes. There were no such charges incurred during the three and nine months ended August 29, 2010. The pretax restructuring charges recognized by the Company during the three and nine months ended August 29, 2010 and August 30, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
	(in thousands)		(in thousands)
Americas Segment	$—	$—	$—	$1,448
Europe Segment	—	—	—	—

	$—	$—	$—	$1,448

        The following table summarizes the restructuring activity for the nine months ended August 30, 2009 and the related restructuring liabilities balance:

	2009 Restructuring Activities
	Liabilities November 30, 2008	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities August 30, 2009
	(in thousands)
Severance and employee benefits	$393	$114	$(315)	$—	$192
Asset impairment charges	—	1,334	—	(1,334)	—

Total	$393	$1,448	$(315)	$(1,334)	$192

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of August 29, 2010 and November 29, 2009, Condensed Consolidating Statements of Operations for the three and nine months ended August 29, 2010 and August 30, 2009, and Condensed Consolidating Statements of Cash Flows for the three and nine months ended August 29, 2010 and August 30, 2009.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

August 29, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$799	$—	$9,234	$35,273	$37,204	$—	$82,510
Accounts receivable, net	—	—	20	109,403	72,335	—	181,758
Inventories	—	—	1,929	45,936	21,181	(412)	68,634
Other current assets and deferred income taxes	391	—	879	27,922	6,093	—	35,285

Total current assets	1,190	—	12,062	218,534	136,813	(412)	368,187
Property, plant and equipment, at cost	—	—	9,423	336,551	70,380	—	416,354
Less accumulated depreciation	—	—	(5,189)	(188,979)	(52,300)	—	(246,468)

	—	—	4,234	147,572	18,080	—	169,886
Other assets:
Goodwill	—	—	24,741	301,942	34,195	—	360,878
Intangible assets, net	—	—	—	1,449	68	—	1,517
Net investment in subsidiaries	(182,002)	233,964	387,642	180,408	(3)	(620,009)	—
Due from (to) affiliates	262,844	(415,966)	534,609	(106,307)	(98,070)	(177,110)	—
Debt issuance costs, net and other assets	—	—	23,477	23,170	17,768	—	64,415

	80,842	(182,002)	970,469	400,662	(46,042)	(797,119)	426,810

Total assets	$82,032	$(182,002)	$986,765	$766,768	$108,851	$(797,531)	$964,883

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,750	$5,884	$—	$7,634
Accounts payable	—	—	407	49,030	39,792	—	89,229
Accrued customer incentives and advertising	—	—	—	23,535	9,680	—	33,215
Accrued compensation	—	—	318	18,701	7,447	—	26,466
Accrued interest	—	—	1,458	15,968	190	—	17,616
Other accrued liabilities	(1)	—	313	24,895	7,410	—	32,617

Total current liabilities	(1)	—	2,496	133,879	70,403	—	206,777
Long-term obligations	177,320	—	750,243	38,898	5,517	(177,320)	794,658
Other liabilities	—	—	—	47,239	10,765	—	58,004
Deferred income tax liabilities	144	—	62	21	648	—	875
Stockholders' equity (deficit)	(95,431)	(182,002)	233,964	546,731	21,518	(620,211)	(95,431)

Total liabilities and stockholders' equity (deficit)	$82,032	$(182,002)	$986,765	$766,768	$108,851	$(797,531)	$964,883

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended August 29, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$20,541	$238,680	$93,644	$(6,684)	$346,181
Cost and expenses:
Cost of goods sold	—	—	12,224	145,109	57,915	(6,632)	208,616
Selling, general and administrative	(28)	—	1,899	80,139	25,488	—	107,498
Asset impairment loss	—	—	—	—	22,963	—	22,963
Amortization expense	—	—	—	72	(4)	—	68
Restructuring expenses and asset impairment	—	—	—	—	—	—	—
Royalty (income) expense, net	—	—	—	(4,542)	7	—	(4,535)

Income from operations	28	—	6,418	17,902	(12,725)	(52)	11,571
Interest expense	—	80	20,378	557	769	—	21,784
Loss on rights for convertible notes	—	—	—	—	—	—	—
Gain on sale of subsidiary stock	—	—	—	—	—	—	—
Refinancing and extinguishment of debt and interest rate derivatives	—	—	—	—	—	—	—
Other (income) expense, net	—	—	—	—	(57)	—	(57)
Loss (income) from equity investees	17,648	18,783	(18,796)	—	—	(17,635)	—
Loss (income) from non- guarantor equity investees	—	—	—	16,432	—	(16,432)	—
Capital charge and intercompany interest allocation	—	—	(18,668)	17,931	737	—	—

Income (loss) before income taxes	(17,620)	(18,863)	23,504	(17,018)	(14,174)	34,015	(10,156)
Income tax provision (benefit)	(1,797)	(1,215)	42,287	(35,724)	2,970	(142)	6,379
Equity in earnings of unconsolidated affiliates	—	—	—	—	712	—	712

Net income (loss)	$(15,823)	$(17,648)	$(18,783)	$18,706	$(16,432)	$34,157	$(15,823)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 29, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$60,800	$690,959	$271,175	$(20,598)	$1,002,336
Cost and expenses:
Cost of goods sold	—	—	36,461	412,935	167,557	(20,540)	596,413
Selling, general and administrative	351	—	5,628	241,348	76,309	—	323,636
Asset impairment loss	—	—	—	—	22,963	—	22,963
Amortization expense	266	—	—	216	40	—	522
Restructuring expenses and asset impairment	—	—	—	—	—	—	—
Royalty (income) expense, net	(368)	—	—	(12,470)	495	—	(12,343)

Income from operations	(249)	—	18,711	48,930	3,811	(58)	71,145
Interest expense	1	239	61,426	1,792	2,432	—	65,890
Refinancing and extinguishment of debt and interest rate derivatives	—	—	3,759	—	—	—	3,759
Other (income) expense, net	—	—	—	—	(161)	—	(161)
Loss (income) from equity investees	9,500	9,729	454	—	—	(19,683)	—
Loss (income) from non- guarantor equity investees	—	—	—	8,130	—	(8,130)	—
Capital charge and intercompany interest allocation	—	—	(56,151)	52,510	3,641	—	—

Income (loss) before income taxes	(9,750)	(9,968)	9,223	(13,502)	(2,101)	27,755	1,657
Income tax provision (benefit)	(490)	(468)	18,952	(12,992)	8,731	(114)	13,619
Equity in earnings of unconsolidated affiliates	—	—	—	—	2,702	—	2,702

Net income (loss)	$(9,260)	$(9,500)	$(9,729)	$(510)	$(8,130)	$27,869	$(9,260)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 30, 2009

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$62,593	$676,224	$239,641	$(20,454)	$958,004
Cost and expenses:
Cost of goods sold	—	—	36,775	396,854	159,185	(20,461)	572,353
Selling, general and administrative	(12)	—	5,790	233,238	63,517	—	302,533
Amortization expense	2,220	—	—	217	(2)	—	2,435
Restructuring expenses and asset impairment	—	—	—	1,448	—	—	1,448
Royalty (income) expense, net	(3,066)	—	—	(12,217)	3,097	—	(12,186)

Income from operations	858	—	20,028	56,684	13,844	7	91,421
Interest expense	82	232	52,153	1,869	2,215	—	56,551
Loss on rights for convertible notes	4,549	—	—	—	—	—	4,549
Gain on sale of subsidiary stock	—	—	—	—	(1,292)	—	(1,292)
Refinancing and extinguishment of debt and interest rate derivatives	—	—	17,461	—	—	—	17,461
Other (income) expense, net	—	—	—	—	(60)	—	(60)
Loss (income) from equity investees	(6,002)	(5,660)	(2,617)	—	—	14,279	—
Loss (income) from non- guarantor equity investees	—	—	—	(6,424)	—	6,424	—
Capital charge and intercompany interest allocation	—	—	(47,522)	45,777	1,745	—	—

Income (loss) before income taxes	2,229	5,428	553	15,462	11,236	(20,696)	14,212
Income tax provision (benefit)	(9,335)	(574)	(5,107)	12,935	5,433	(151)	3,201

Net income (loss)	$11,564	$6,002	$5,660	$2,527	$5,803	$(20,545)	$11,011

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Nine Months Ended August 29, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$11,798	$(18,089)	$12,443	$—	$6,152

Investing activities:
Purchase of property, plant and equipment	—	—	(139)	(9,267)	(1,963)	—	(11,369)
Proceeds from the sale of property, plant, and equipment	—	—	27	—	40	—	67
Net activity in investment in and advances from (to) subsidiaries and affiliates	(659)	—	4,372	(3,421)	(292)	—	—

Net cash provided by (used in) investing activities	(659)	—	4,260	(12,688)	(2,215)	—	(11,302)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	1,101	—	—	—	—	—	1,101
Proceeds from issuance of long term obligations	—	—	—	—	2,784	—	2,784
Repayments of long-term obligations	—	—	—	(1,900)	(8,304)	—	(10,204)
Repayment of senior secured notes	—	—	(36,050)	—	—	—	(36,050)
Debt issuance costs	—	—	—	—	—	—	—
Other	—	—	(8)	—	—	—	(8)

Net cash used in financing activities	1,101	—	(36,058)	(1,900)	(5,520)	—	(42,377)

Effect of exchange rate changes on cash	—	—	—	—	(1,390)	—	(1,390)

Change in cash and equivalents	442	—	(20,000)	(32,677)	3,318	—	(48,917)
Cash and equivalents:
Beginning of period	357	—	29,234	67,950	33,886	—	131,427

End of period	$799	$—	$9,234	$35,273	$37,204	$—	$82,510

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 24: Guarantor/Non-Guarantor Financial Information (Continued)

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

BUSINESS OVERVIEW

        Our mattress and foundation products include the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brands. We produce a variety of innerspring, visco-elastic (memory foam) and latex foam products.

        The current economic and weak retail environments have affected the level of spending by end consumers and have continued to put pressure on U.S. mattress sales, though we have begun to see some stabilization in the retail environment recently. Some of the international markets where we operate are experiencing similar challenges as well. We expect this challenging business environment to potentially continue through 2010. Furthermore, changes in foreign exchange rates contributed favorably to international results but these trends may not continue.

        We have continued our focus on new product development to bring new and innovative products to the market. In February 2010, we introduced Embody by Sealy, a single premium specialty brand that encompasses both memory foam and latex technologies. The Embody line features products at retail price levels ranging from $1,999 to $3,299 per queen set. We also introduced new 60th Anniversary Posturepedic mattresses which feature new innerspring product at retail price points ranging from $750 to $1,000 per queen set. We have recently begun shipping all of these products to retailers.

        Our industry has experienced volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are limited by supplier consolidation, specific exports of these raw materials outside of the United States and other forces beyond our control. During fiscal 2009, the cost of these components decreased and ultimately became more stable in the latter part of fiscal 2009. While these costs remained relatively stable in the first half of fiscal 2010, the costs have shifted upwards during the latter half of fiscal 2010 as feed stocks adjust to market conditions. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire appear to be managing excess capacity an effort to maintain higher prices.

        We have two reportable segments: the Americas and Europe. These segments have been identified and aggregated based on our organizational structure which is organized around geographic areas. Both reportable segments manufacture and market conventional and specialty bedding. The Americas segment's operations take place in the United States, Canada, Mexico, Argentina, Uruguay, Brazil, Puerto Rico and Chile. Europe's operations are concentrated in Western Europe.

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

        As further discussed in Note 3 of our Condensed Consolidated Financial Statements in Item 1 above, we evaluated the effects of these errors in accordance with applicable SEC guidance and concluded that no prior period was materially misstated. Nonetheless, we decided to restate our Consolidated Financial Statements for the nine months ended August 30, 2009, which restated periods are discussed below. Such restatement had no impact on our compliance with the indentures governing our Senior Notes, our 2014 Notes, our Convertible Notes or our ABL Revolver agreement.

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended August 29, 2010 and August 30, 2009, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	August 29, 2010		August 30, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$346,181	100.0%	$349,573	100.0%
Cost of goods sold	208,616	60.3	203,508	58.2

Gross profit	137,565	39.7	146,065	41.8
Selling, general and administrative expenses	107,498	31.1	110,256	31.5
Asset impairment loss	22,963	6.6	—	—
Amortization expense	68	—	842	0.2
Royalty income, net of royalty expense	(4,535)	(1.3)	(4,216)	(1.2)

Income from operations	11,571	3.3	39,183	11.3
Interest expense	21,784	6.3	22,127	6.3
Loss on rights for convertible notes	—	—	1,820	0.5
Refinancing and extinguishment of debt and interest rate derivatives	—	—	39	—
Other income, net	(57)	—	(14)	—

(Loss) income before income taxes	(10,156)	(3.0)	15,211	4.5
Income tax provision	6,379	1.8	3,155	0.9
Equity in earnings of unconsolidated affiliates	712	0.2	—	—

Net (loss) income	$(15,823)	(4.6)%	$12,056	3.6%

Effective tax rate	(62.8)%		20.7%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	August 29, 2010	August 30, 2009
Americas:
United States	72.5%	73.4%
Canada	14.2	12.9
Other	6.1	5.7

Total Americas	92.8	92.0
Europe	7.2	8.0

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the Three Months Ended
	August 29, 2010		August 30, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (U.S. Dollars):
Net sales	$321,157	100.0%	$321,719	100.0%
Cost of goods sold	188,885	58.8	183,105	56.9

Gross profit	132,272	41.2	138,614	43.1
United States (U.S. Dollars):
Net sales	251,041	100.0	256,755	100.0
Cost of goods sold	149,603	59.6	143,943	56.1

Gross profit	101,438	40.4	112,812	43.9
Total International (U.S. Dollars):
Net sales	95,140	100.0	92,818	100.0
Cost of goods sold	59,013	62.0	59,565	64.2

Gross profit	36,127	38.0	33,253	35.8
Canada:
US Dollars:
Net sales	49,047	100.0	45,201	100.0
Cost of goods sold	26,701	54.4	27,263	60.3

Gross profit	22,346	45.6	17,938	39.7
Canadian Dollars:
Net sales	51,088	100.0	49,996	100.0
Cost of goods sold	27,812	54.4	30,164	60.3

Gross profit	23,276	45.6	19,832	39.7
Other Americas (U.S. Dollars):
Net sales	21,069	100.0	19,763	100.0
Cost of goods sold	12,581	59.7	11,899	60.2

Gross profit	8,488	40.3	7,864	39.8
Europe:
US Dollars:
Net sales	25,024	100.0	27,854	100.0
Cost of goods sold	19,731	78.8	20,403	73.2

Gross profit	5,293	21.2	7,451	26.8
Euros:
Net sales	19,886	100.0	19,672	100.0
Cost of goods sold	15,671	78.8	14,405	73.2

Gross profit	4,215	21.2%	5,267	26.8%

  Quarter Ended August 29, 2010 compared with Quarter Ended August 30, 2009

        Net Sales.    Our consolidated net sales for the quarter ended August 29, 2010, were $346.2 million, a decrease of $3.4 million, or 1.0%, from the quarter ended August 30, 2009. Total Americas net sales were $321.2 million for the third quarter of fiscal 2010, a decrease of 0.2% from the third quarter of fiscal 2009. This decrease was primarily due to decreases in the U.S. business offset by increases in the Canada and Other Americas businesses. Total U.S. net sales were $251.0 million for the third quarter of fiscal 2010, a decrease of 2.2% from the third quarter of fiscal 2009. The U.S. net sales decrease of $5.7 million was attributable to a 0.3% decrease in wholesale unit volume, which excludes third party sales from our component plants, coupled with a 2.3% decrease in wholesale average unit selling price. The decrease in unit volume was primarily attributable to softness at themed price points in the market. The decrease in wholesale average unit selling price was due to our response to competitive pressures including a growing mix of our promotional priced bedding as we capture more sales with our new Sealy branded products. International net sales increased $2.3 million, or 2.5%, from the third quarter of fiscal 2009 to $95.1 million, primarily driven by unit volume growth in Canada. Excluding the effects of currency fluctuation, international net sales increased 2.6% from the third quarter of fiscal 2009. In Canada, local currency sales increases of 2.2% translated into increases of 8.5% in U.S. dollars due to an increase in the average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 7.4% increase in unit volume, which was partially offset by a 4.9% decrease in average unit selling price. The increase in unit volume was driven by the strength of our new Stearns & Foster line and the success of our promotional products. The lower average unit selling price was driven primarily by strategic merchandising and promotional activity. In our Europe segment, local currency sales increases of 1.1% translated into decreases of 10.2% in U.S. dollars due to the decrease in the average value of the Euro versus the U.S. dollar. The increase in local currency sales resulted from a 3.4% increase in sales of latex cores. Finished goods sales in local currency decreased 2.0% from the prior year.

        Gross Profit.    Our consolidated gross profit for the quarter ended August 29, 2010 was $137.6 million, a decrease of $8.5 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 2.1 percentage points to 39.7% due to a decrease in gross profit margins in both of our segments. Total Americas gross profit for the quarter ended August 29, 2010 was $132.3 million, a decrease of $6.3 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas decreased 1.9 percentage points to 41.2%. The decrease in percentage of net sales was primarily driven by decreases in the U.S. business. U.S. gross profit decreased $11.4 million to $101.4 million, which, as a percentage of net sales, represents a decrease of 3.5 percentage points to 40.4% of net sales. The decrease in percentage of net sales was driven primarily by higher discounting on products that are near the end of their life cycle as well as the impact of inflation on material costs. Partially offsetting these decreases were improvements in operations efficiencies and value engineering efforts. The gross profit margin in Canada was 45.6%, which is consistent with historical levels and was achieved through a reduction in material costs per unit, improved operating efficiencies and higher absorption of fixed costs on a 7.4% increase in unit volume. These increases have been partially offset by the lower average unit selling price discussed above. In our Europe segment, the local currency gross profit margin decreased 5.6 percentage points due to material cost increases and providing greater values on Sealy branded product.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense for the quarter ended August 29, 2010 decreased $2.8 million to $107.5 million compared to the same prior year period. As a percentage of net sales, this expense was 31.1% and 31.5% for the quarters ended August 29, 2010 and August 30, 2009, respectively, a decrease of 0.4 percentage points. The decrease as a percentage of net sales was primarily driven by a decrease in compensation costs. The decrease in absolute dollars is primarily due to a decrease in costs related to incentive compensation and expected defined contribution plan payments partially offset by an increase in cooperative advertising and promotional costs and less benefit related to foreign currency translation.

        Asset Impairment Loss.    Based upon an impairment analysis performed in the third quarter of fiscal 2010, we determined that the cash flows expected to be generated by the long-lived assets of our Europe segment are less than the carrying amount of these assets. As such, we recognized an impairment charge of $23.0 million in the third quarter of fiscal 2010 to reduce the carrying value of these assets to their estimated fair value. The fair value of these assets was estimated based on the expected cash flows to be received from these assets based on current comparable data from market participants. No such charges were recognized in the three months ended August 30, 2009.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $4.5 million for the three months ended August 29, 2010 increased $0.3 million from the prior year period due to royalties earned from international licensees.

        Interest Expense.    Our consolidated interest expense for the third quarter of fiscal 2010 decreased $0.3 million to $21.8 million as compared with the prior year period. This decrease results from a decrease in cash interest expense of approximately $2.0 million due to the repurchase of $35 million of Senior Notes in the second quarter of fiscal 2010, offset by increases in non-cash interest expense as the Convertible Notes were not outstanding for the entire third quarter of fiscal 2009. Non-cash interest for the third quarter of fiscal 2010 was $5.9 million compared with $4.2 million for the third quarter of fiscal 2009. Non cash interest expense on our Convertible Notes was $4.3 million and $2.5 million for the third quarter of fiscal 2010 and 2009, respectively. The remaining portion of non-cash interest relates to the accretion or amortization of original issue discount and deferred debt issuance costs. Our net weighted average borrowing cost was 10.8% and 10.4% for the three months ended August 29, 2010 and August 30, 2009, respectively. Our borrowing cost was unfavorably impacted by the refinancing of our senior secured credit facilities in May 2009 (the "Refinancing") which resulted in increased interest rates and outstanding debt balances.

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, non-deductible mark to market adjustments for derivatives associated with the Convertible Notes subscription rights, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended August 29, 2010 was (62.8)% compared to 20.7% for the three months ended August 30, 2009. The effective rate for the fiscal 2010 period was lower than the fiscal 2009 period primarily due to the impairment of European assets.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures for the third quarter of fiscal 2010 increased from the prior year period due to increased demand seen in the Asian markets.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the nine months ended August 29, 2010 and August 30, 2009, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the nine months ended:
	August 29, 2010		August 30, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$1,002,336	100.0%	$958,004	100.0%
Cost of goods sold	596,413	59.5	572,353	59.7

Gross profit	405,923	40.5	385,651	40.3
Selling, general and administrative expenses	323,636	32.3	302,533	31.6
Asset impairment loss	22,963	2.3	—	—
Amortization expense	522	0.1	2,435	0.3
Restructuring expenses including related asset impairment	—	—	1,448	0.2
Royalty income, net of royalty expense	(12,343)	(1.2)	(12,186)	(1.3)

Income from operations	71,145	7.0	91,421	9.5
Interest expense	65,890	6.6	56,551	5.9
Loss on rights for convertible notes	—	—	4,549	0.5
Refinancing and extinguishment of debt and interest rate derivatives	3,759	0.4	17,461	1.8
Gain on sale of subsidiary stock	—	—	(1,292)	(0.1)
Other income, net	(161)	—	(60)	—

Income before income taxes	1,657	0.0	14,212	1.4
Income tax provision	13,619	1.4	3,201	0.3
Equity in earnings of unconsolidated affiliates	2,702	0.3	—	—

Net (loss) income	$(9,260)	(1.1)%	$11,011	1.1%

Effective tax rate	821.9%		22.5%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Nine Months Ended:
	2010	2009
Americas:
United States	72.5%	74.5%
Canada	13.6	11.4
Other	6.2	6.1

Total Americas	92.3	92.0
Europe	7.7	8.0

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for our Americas and Europe segments as well as the major geographic regions within our Americas segment:

	For the nine months ended:
	August 29, 2010		August 30, 2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Total Americas (U.S. Dollars):
Net sales	$925,506	100.0%	$881,722	100.0%
Cost of goods sold	538,134	58.1	514,927	58.4

Gross profit	387,372	41.9	366,795	41.6
United States (U.S. Dollars):
Net sales	726,546	100.0	713,988	100.0
Cost of goods sold	425,706	58.6	410,283	57.5

Gross profit	300,840	41.4	303,705	42.5
Total International (U.S. Dollars):
Net sales	275,790	100.0	244,016	100.0
Cost of goods sold	170,707	61.9	162,070	66.4

Gross profit	105,083	38.1	81,946	33.6
Canada:
US Dollars:
Net sales	135,865	100.0	108,982	100.0
Cost of goods sold	75,165	55.3	68,996	63.3

Gross profit	60,700	44.7	39,986	36.7
Canadian Dollars:
Net sales	141,407	100.0	127,604	100.0
Cost of goods sold	78,227	55.3	80,959	63.4

Gross profit	63,180	44.7	46,645	36.6
Other Americas (U.S. Dollars):
Net sales	63,095	100.0	58,752	100.0
Cost of goods sold	37,263	59.1	35,648	60.7

Gross profit	25,832	40.9	23,104	39.3
Europe:
US Dollars:
Net sales	76,830	100.0	76,282	100.0
Cost of goods sold	58,279	75.9	57,426	75.3

Gross profit	18,551	24.1	18,856	24.7
Euros:
Net sales	57,532	100.0	56,127	100.0
Cost of goods sold	43,682	75.9	42,191	75.2

Gross profit	13,850	24.1%	13,936	24.8%

  Nine Months Ended August 29, 2010 compared with Nine Months Ended August 30, 2009

        Net Sales.    Our consolidated net sales for the nine months ended August 29, 2010, were $1,002.3 million, an increase of $44.3 million, or 4.6%, from the nine months ended August 30, 2009. Total Americas net sales were $925.5 million for the nine months ended August 29, 2010, an increase of 5.0% from the first nine months of fiscal 2009. This increase was due to increases in the Canada, U.S. and Other Americas businesses. Total U.S. net sales were $726.5 million for the first nine months of fiscal 2010, an increase of 1.8% from the first nine months of fiscal 2009. The U.S. net sales increase of $12.6 million was attributable to a 1.3% increase in wholesale unit volume, which excludes third party sales from our component plants, coupled with a 0.1% increase in wholesale average unit selling price. The increase in unit volume is primarily attributable to the successful launch of our new Stearns & Foster line. The increase in average unit selling price was driven primarily by sales of product priced greater than $1,000, but was offset by increased spending for customer incentive programs. International net sales increased $31.8 million or 13.0%, from the first nine months of fiscal 2009 to $275.8 million. This increase was driven primarily by the favorable changes in foreign currency exchange rates and growth in our Canadian business. Excluding the effects of currency fluctuation, international net sales increased 6.7% from the first nine months of fiscal 2009. In Canada, local currency sales increases of 10.8% translated into increases of 24.7% in U.S. dollars due to an increase in the average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 17.9% increase in unit volume, which was partially offset by a 6.0% decrease in average unit selling price. The increase in unit volume was driven by strategic promotional activity and the success of our new Stearns & Foster line. The lower average unit selling price was driven primarily by strategic merchandising and promotional activity. Elsewhere in the Americas, we experienced sales increases in our Mexico markets and relatively flat sales in our South American markets. In our Europe segment, local currency sales increases of 2.5% translated into decreases of 0.7% in U.S. dollars due to the increase in the average value of the Euro versus the U.S. dollar. The increase in local currency sales resulted from a 5.8% increase in sales of latex cores. Finished goods sales in local currency remained flat as compared to the prior year.

        Gross Profit.    Our consolidated gross profit for the nine months ended August 29, 2010 was $405.9 million, an increase of $20.3 million from the comparable prior year period. As a percentage of net sales, gross profit increased 0.2 percentage points to 40.5% due to an increase in gross profit margins in the Americas segment. Total Americas gross profit for the nine months ended August 29, 2010 was $387.4 million, an increase of $20.6 million from the comparable prior year period. As a percentage of net sales, gross profit for the Americas increased 0.3 percentage points to 41.9%. The increase in percentage of net sales was primarily due to an increase in gross profit margins in our Canadian operations. U.S. gross profit, as a percentage of net sales, decreased 1.1 percentage points to 41.4% of net sales. The decrease in percentage of net sales was driven primarily by product mix changes and higher discounting on products that are at the end of their life cycle. These decreases were partially offset by slightly lower material costs and improved operational efficiencies. The gross profit margin in Canada was 44.7%. This performance was driven by a reduction in material costs per unit, operational efficiencies and higher absorption of fixed costs on a 17.9% increase in unit volume. These increases were partially offset by the lower average unit selling price discussed above. In our Europe segment, the local currency gross profit margin decreased 0.7 percentage points due to conversion costs reductions.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense for the nine months ended August 29, 2010 increased $21.1 million to $323.6 million compared to the same prior year period. As a percentage of net sales, this expense was 32.3% and 31.6% for the nine months ended August 29, 2010 and August 30, 2009, respectively, an increase of 0.7 percentage points. The increase as a percentage of net sales was due to volume driven variable expenses and by an increase in non-cash compensation costs. The increase in absolute dollars is primarily due to a $14.4 million increase in volume driven variable expenses including a $17.2 million increase in cooperative advertising and promotional costs, and a $2.4 million increase in delivery costs due primarily to an increase in fuel costs. The increase in these costs was partially offset by a $5.2 million decrease in bad debt expense. Fixed operating costs, exclusive of non-cash compensation expense, decreased $3.3 million from the prior year period primarily due to a $5.3 million decrease in expected defined contribution plan payments and cash incentive-based compensation costs. These decreases were offset by increased product launch and advertising costs of $3.2 million. Non-cash compensation expense increased by $5.4 million compared to the nine months ended August 30, 2009 due primarily to the recognition of expense related to the restricted share unit grants that occurred in the third quarter of fiscal 2009.

        Asset Impairment Loss.    Based upon an impairment analysis performed in the third quarter of fiscal 2010, we determined that the cash flows expected to be generated by the long-lived assets of our Europe segment are less than the carrying amount of these assets. As such, we recognized an impairment charge of $23.0 million in the third quarter of fiscal 2010 to reduce the carrying value of these assets to their estimated fair value. The fair value of these assets was estimated based on the expected cash flows to be received from these assets based on current comparable data from market participants. No such charges were recognized in the nine months ended August 30, 2009 except for those discussed below related to restructuring activities.

        Restructuring expenses including related asset impairment.    We recognized pretax restructuring costs of $1.4 million during the nine months ended August 30, 2009. No such costs were incurred during the nine months ended August 29, 2010.

        In the second quarter of fiscal 2009, management made the decision to cease manufacturing of certain foundation components and to begin purchasing all of these components from third-party suppliers. As a result, we incurred certain insignificant costs related to one-time terminations of employees. Additionally, we recognized an impairment charge of approximately $1.3 million for the related equipment used in this manufacturing process that was not sold. This plan was completed in the second quarter of fiscal 2009, and we do not expect to incur additional costs related to this restructuring activity.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $12.3 million for the nine months ended August 29, 2010 remained flat compared to the nine months ended August 30, 2009.

        Interest Expense.    Our consolidated interest expense for the first three quarters of fiscal 2010 as compared with the prior year period increased $9.3 million to $65.9 million. Interest expense for the first three quarters of fiscal 2010 included $16.8 million of non-cash interest expense, of which $11.9 million related to non-cash interest on our Convertible Notes and the remainder of which related to the accretion or amortization of original issue discount and deferred debt issuance costs. Our net weighted average borrowing cost was 10.8% and 9.3% for the nine months ended August 29, 2010 and August 30, 2009, respectively. Our borrowing cost was unfavorably impacted by the Refinancing which resulted in increased interest rates and outstanding debt balances.

        Refinancing and extinguishment of debt and interest rate derivatives.    Debt extinguishment and refinancing expenses for the nine months ended August 29, 2010 included non-cash charges of $2.7 million related to the write-off of debt issuance costs and original issue discount associated with the $35.0 million of Senior Notes that were repurchased this period. Also included was a cash charge of $1.1 million which represents the premium that was paid to repurchase these notes.

        Debt extinguishment and refinancing expenses for the nine months ended August 30, 2009 included non-cash charges of $2.1 million relating to the write-off of debt issuance costs related to our old senior term loans. Additionally, we incurred $15.2 million of charges associated with termination payments on our interest rate swap agreements that were associated with the old senior credit facility.

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, non-deductible mark to market adjustments for derivatives associated with the Convertible Notes subscription rights, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the nine months ended August 29, 2010 was 821.9% compared to 22.5% for the nine months ended August 30, 2009. The effective rate for the fiscal 2010 period was higher than the fiscal 2009 period primarily due to the effect of non-deductible paid in kind interest which resulted from the Refinancing in the second quarter of fiscal 2009 and the impairment of European assets.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures for the first nine months of fiscal 2010 have increased over the prior year period due to increased demand seen in the Asian markets.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $11.4 million for the nine months ended August 29, 2010. We expect total 2010 capital expenditures to be approximately $21.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At August 29, 2010, the Company had approximately $67.7 million available under the ABL Revolver, which represents the calculated borrowing base reduced by outstanding letters of credit of $16.1 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 10.8% and 9.3% for the nine months ended August 29, 2010 and August 30, 2009, respectively. As of September 21, 2010, we had no borrowings outstanding under the ABL Revolver.

        On May 13, 2009, the Company announced its Refinancing, a comprehensive plan to refinance its existing senior secured credit facilities (the "Old Senior Credit Facility") and replace them with indebtedness that has longer-dated maturities and eliminates quarterly financial ratio based maintenance covenants. The Refinancing converted much of the existing senior debt from debt bearing interest at variable rates to debt bearing interest at fixed rates. Due to increases in the interest rates associated with our senior debt, the amount of debt outstanding and increases in the amortization of debt issuance costs, our interest expense in future periods is expected to increase significantly. However, cash interest payments have not changed significantly due to the payment in kind interest associated with the Convertible Notes (as discussed below).

  Debt

        In connection with the Refinancing, we: 1) entered into a new ABL Revolver which provides commitments of up to $100.0 million maturing in May 2013, and which bears interest at our choice of either a base rate (determined by reference to the higher of several rates as defined by the ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%; 2) issued $350.0 million in aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"), which bear interest at 10.875% per annum payable semi-annually; and 3) issued $177.1 million in aggregate principal amount of senior secured convertible paid in kind ("PIK") notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and bear interest at 8.00% per annum payable semi-annually in the form of additional Convertible Notes.

        At August 29, 2010, there were no amounts outstanding under the ABL Revolver. The Senior Notes had an outstanding balance of $304.0 million at August 29, 2010 which gave effect to an unamortized original issue discount of $11.0 million. As of August 29, 2010, the Convertible Notes had an outstanding balance of $177.3 million. We also have an outstanding principal balance of $268.9 million at August 29, 2010 on the 8.25% Senior Subordinated Notes due 2014 (the "2014 Notes").

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

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (a) 85% of the net orderly liquidation value of eligible inventory or (b) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At August 29, 2010, there were no amounts outstanding under the ABL Revolver.

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

        At August 29, 2010, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include the redemption or repurchase of a portion of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of August 29, 2010, we have repurchased shares for $16.3 million under this program, none of which was repurchased during fiscal 2010. From August 29, 2010 through September 21, 2010, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $7.6 million during the next twelve months, with $1.7 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our senior or subordinated debt during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we met the minimum fixed charge coverage ratio requirement as of August 29, 2010, we do not currently expect a dividend will be declared in the fourth quarter of fiscal 2010.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Nine Months Ended:
	August 29, 2010	August 30, 2009
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$10,863	$40,213
Investing activities	(11,302)	631
Financing activities	(47,088)	31,391
Effect of exchange rate changes on cash	(1,390)	1,009

Change in cash and cash equivalents	(48,917)	73,244
Cash and cash equivalents:
Beginning of period	131,427	26,596

End of period	$82,510	$99,840

  Nine Months Ended August 29, 2010 Compared With Nine Months Ended August 30, 2009

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $29.4 million to a source of cash of $10.9 million for the nine months ended August 29, 2010 from a source of cash of $40.2 million for the nine months ended August 30, 2009. Net income and cash flows from operations for the nine months ended August 30, 2010 compared to the same prior year period reflect a greater use of working capital. The uses include increases in inventories due to the planning for certain promotional events by our customers and the payment of incentive compensation that was accrued at the end of fiscal 2009. Cash flows from operations for the nine months ended August 30, 2009 included a benefit of $8.0 million for the receipt of income tax refunds.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the nine months ended August 29, 2010 were $11.3 million as compared to net cash provided by investing activities of $0.6 million for the nine months ended August 30, 2009. This difference of $11.9 million was primarily due to the receipt of $8.4 million of proceeds in the nine months ended August 30, 2009 from the sale-leaseback of the Company's South Gate, California facility as well as higher capital spending in fiscal 2010.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the nine months ended August 29, 2010 was $47.1 million compared with cash provided by financing activities of $31.4 million for the nine months ended August 30, 2009. The use of cash during the nine months ended August 29, 2010 was primarily driven by the repayment of $35.0 million of our Senior Notes. Cash provided by financing activities for the nine months ended August 30, 2009 was impacted significantly by the Refinancing which provided $44.0 million of cash after considering the effects of the payments of costs to issue our new debt.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following August 29, 2010. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our ABL Revolver.

        Our ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of August 29, 2010, we were not in a period of minimum availability and did not have any outstanding borrowings under the ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the ABL Revolver. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio of 1.25 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At August 29, 2010, adjustments to Adjusted EBITDA for cash taxes paid and unfinanced capital expenditures were $38.0 million. Fixed charges as calculated under the terms of the ABL Revolver agreement were $72.1 million. This results in a fixed charge coverage ratio of 1.86 to 1.00 at August 29, 2010 under the terms of the ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and Senior Subordinated Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At August 29, 2010, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and Senior Subordinated Notes were $84.0 million, resulting in a fixed charge coverage ratio of 2.05 to 1.00.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended August 29, 2010 and August 30, 2009:

	Three Months Ended:		Nine Months Ended:
	August 29, 2010	August 30, 2009	August 29, 2010	August 30, 2009
	(in thousands)		(in thousands)
Net loss	$(15,823)	$12,056	$(9,260)	$11,011
Interest expense	21,784	22,127	65,890	56,551
Income taxes	6,379	3,155	13,619	3,201
Depreciation and amortization	7,077	8,102	21,813	24,655

EBITDA	19,417	45,440	92,062	95,418
Adjustments for debt covenants:
Refinancing charges	—	40	3,759	17,461
Non-cash compensation	3,545	5,164	12,760	7,387
Impairment charges	22,963	—	22,963	0
KKR consulting fees	405	655	1,425	2,196
Severance charges	640	229	1,892	2,171
Loss on rights for Convertible Notes	—	1,820	—	4,549
Other (various)(a)	(91)	319	163	1,599

Adjusted EBITDA	$46,879	$53,667	$135,024	$130,781

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $1.4 million and $0.8 million dollar impact on our financial position for the three and nine months ended August 29, 2010, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At August 29, 2010, we had outstanding forward and option foreign currency contracts to sell Canadian dollars for a total of 32.9 million U.S. dollars. The expiration dates for the Canadian dollar contracts range from September 15, 2010 to June 15, 2011. At August 29, 2010, the fair value of these contracts was an asset of $0.8 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        At August 29, 2010, the Company has outstanding three interest rate swaps for 2.3 million Euro, 2.9 million Euro and 3.5 million Euro which fix the floating interest rates on the Company's debt of its Europe segment at 4.92%, 4.85% and 4.50%, respectively. The notional amounts of these contracts amortize over the life of the agreement, and the agreements expire in May 2019, January 2013 and October 2013. The fair value of these swaps was an asset totaling $0.5 million as of August 29, 2010 and November 29, 2009, respectively.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year. Based on the amount of variable-rate debt outstanding at August 29, 2010, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        Polyurethane foam, polypropylene, polyethylene foam and High Carbon Steel Wire prices are moving upwards at pace with the market conditions of fiscal 2010. We have entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. During the first quarter of fiscal 2010, we entered into a program through which we hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices. At August 29, 2010 we had contracts outstanding for 0.6 million gallons of diesel fuel to be consumed from August 30, 2010 through January 31, 2011. The fair value of these fixed price swap diesel contracts was an asset of an insignificant amount as of August 29, 2010. There were no such contracts outstanding at November 29, 2009.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows our repurchases of the Company's common stock during the third quarter of fiscal 2010.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
May 31 - June 27, 2010	2,578,573	$3.05	—	$83,746,985
June 28 - July 25, 2010	89,372	2.49	—	83,746,985
July 26 - August 29, 2010	—	—	—	83,746,985

Total	2,667,945		—

(1)
The entire amounts presented above are comprised of common stock surrendered or withheld to cover the minimum tax withholding obligations related to the vesting of restricted shares and restricted stock units as permitted under the 2004 Stock Option Plan.

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

Date: September 30, 2010

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets August 29, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 29, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 29, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 30, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 29, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 30, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 29, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 30, 2009 (in thousands)
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