Form 10-Q
period 2011-02-27
SEALY CORP
filed 2011-03-29
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 27, 2011
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

        The number of shares of the registrant's common stock outstanding as of March 17, 2011 is approximately: 98,120,413.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	February 27, 2011	February 28, 2010
Net sales	$305,529	$311,888
Cost of goods sold	187,025	179,006

Gross profit	118,504	132,882
Selling, general and administrative expenses	103,734	100,289
Amortization expense	72	72
Royalty income, net of royalty expense	(4,971)	(4,122)

Income from operations	19,669	36,643
Interest expense	21,708	21,733
Other income, net	(105)	(50)

(Loss) income before income taxes	(1,934)	14,960
Income tax (benefit) provision	(1,209)	7,627
Equity in earnings of unconsolidated affiliates	855	943

Income from continuing operations	130	8,276
(Loss) from discontinued operations	(1,032)	(2,562)

Net (loss) income	$(902)	$5,714

(Loss) earnings per common share—Basic
Income from continuing operations per common share	$—	$0.09
Loss from discontinued operations per common share	(0.01)	(0.03)

(Loss) earnings per common share—Basic	$(0.01)	$0.06

(Loss) earnings per common share—Diluted
Income from continuing operations per common share	$—	$0.04
(Loss) from discontinued operations per common share	(0.01)	(0.01)

(Loss) earnings per common share—Diluted	$(0.01)	$0.03

Weighted average number of common shares outstanding:
Basic	97,816	94,524
Diluted	107,828	283,576

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	February 27, 2011	November 28, 2010
ASSETS
Current assets:
Cash and equivalents	$102,390	$109,255
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2011—$26,538; 2010—$25,812)	154,950	140,778
Inventories	57,216	57,178
Other current assets	22,890	19,543
Deferred income tax assets	20,169	19,127

Total current assets	357,615	345,881

Property, plant and equipment—at cost	392,479	385,470
Less accumulated depreciation	(223,865)	(217,398)

	168,614	168,072

Goodwill	363,455	361,958
Intangible assets, net	1,314	1,387
Deferred income tax assets	5,205	6,140
Other assets, including debt issuance costs, net	52,896	53,319

	422,870	422,804

Total assets	$949,099	$936,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$2,156	$2,166
Accounts payable	79,879	66,507
Accrued incentives and advertising	26,418	34,510
Accrued compensation	20,655	22,390
Accrued interest	17,346	14,359
Other accrued liabilities	33,237	37,198

Total current liabilities	179,691	177,130

Long-term obligations, net of current portion	789,999	793,084
Other liabilities	52,680	53,357
Deferred income tax liabilities	843	825
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 600,000 shares Issued and outstanding: 2011—97,949; 2010—97,688	981	979
Additional paid-in capital	921,763	911,066
Accumulated deficit	(1,007,591)	(1,006,689)
Accumulated other comprehensive income, net	10,733	7,005

Total stockholders' deficit	(74,114)	(87,639)

Total liabilities and stockholders' deficit	$949,099	$936,757

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 28, 2010		97,688	$979	$911,066	$(1,006,689)	$7,005	$(87,639)
Net loss	(902)				(902)		(902)
Foreign currency translation adjustment	4,390					4,390	4,390
Adjustment to defined benefit plan liability, net of tax of $68	62					62	62
Change in fair value of cash flow hedges, net of tax of $(339)	(724)					(724)	(724)
Share-based compensation				2,879			2,879
Exercise of stock options		261	2	578			580
Excess tax benefit on share based awards				(323)			(323)
Beneficial conversion feature on Convertible paid in kind Notes				7,563			7,563

Balance at February 27, 2011	$2,826	97,949	$981	$921,763	$(1,007,591)	$10,733	$(74,114)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	February 27, 2011	February 28, 2010
Operating activities:
Net (loss) income	$(902)	$5,714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,054	7,549
Deferred income taxes	322	2,656
Bad debt expense	1,146	312
Amortization of deferred gain on sale-leaseback	(167)	(163)
Paid in kind interest on convertible notes	4,586	3,365
Amortization of discount on new senior secured notes	382	389
Amortization of debt issuance costs and other	1,175	2,067
Share-based compensation	2,879	4,117
(Gain) loss on sale of assets	(231)	171
Dividends received from unconsolidated affiliates	1,011	—
Equity in earnings of unconsolidated affiliates	(855)	(943)
Loss on disposition of subsidiary	206	—
Other, net	638	420
Changes in operating assets and liabilities:
Accounts receivable	(13,605)	(23,217)
Inventories	161	(3,991)
Other current assets	(2,796)	2,011
Other assets	(839)	71
Accounts payable	12,547	8,577
Accrued expenses	(13,294)	(19,419)
Other liabilities	(615)	1,565

Net cash used in operating activities	(2,197)	(8,749)

Investing activities:
Purchase of property, plant and equipment	(5,927)	(2,449)
Proceeds from sale of property, plant and equipment	224	57

Net cash used in investing activities	(5,703)	(2,392)

Financing activities:
Proceeds from issuance of long-term obligations	787	516
Repayments of long-term obligations	(1,118)	(3,361)
Exercise of employee stock options, including related excess tax benefits	581	—
Debt issuance costs	(147)	—
Other	(34)	(16)

Net cash provided by (used in) financing activities	69	(2,861)

Effect of exchange rate changes on cash	966	(370)

Change in cash and equivalents	(6,865)	(14,372)
Cash and equivalents:
Beginning of period	109,255	131,427

End of period	$102,390	$117,055

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        The interim Condensed Consolidated Financial Statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim Condensed Consolidated Financial Statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (collectively, the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. These Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements for the year ended November 28, 2010 included within the Company's Annual Report on Form 10-K (File No. 001-08738).

        As discussed in Note 12, in the fourth quarter of fiscal 2010, the Company divested its European manufacturing operations in France and Italy, which represented our Europe segment, and also discontinued its operations in Brazil. The Company has transitioned to a license arrangement with third parties in these markets. These businesses have been accounted for as discontinued operations, and, accordingly, the Condensed Consolidated Statements of Operations for all periods presented have been reclassified to reflect them as such. The Condensed Consolidated Balance Sheet and Statements of Cash Flows have not been adjusted for discontinued operations presentation. Unless otherwise noted, discussions in these notes pertain to our continuing operations

        At February 27, 2011, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 47.6% of the issued and outstanding common stock of the Company.

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

        The Company's significant accounting policies are described in Note 1 to the annual consolidated financial statements for the year ended November 28, 2010 included within the Company's Annual Report on Form 10-K. In accordance with the adoption of recently issued authoritative guidance surrounding the credit quality of an entity's financing receivables and its allowance for credit losses, we have provided the additional disclosure below:

Allowance for Doubtful Accounts

        The Company continues to actively monitor the financial condition of its customers to determine the potential for nonpayment of trade receivables. In determining its allowance for doubtful accounts, the Company considers the current financial condition of its customers as well as other general economic factors. The Company's management believes that its process of specific review of customers, combined with its overall analytical review provides a reliable evaluation of ultimate collectability of trade receivables. The amounts receivable related to leasing activities were not significant to either period.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Authoritative Accounting Guidance

        In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance, which the Company adopted in the second quarter of fiscal 2010, requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and timing of the transfers. Additionally, the guidance requires a gross reporting of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements. The Company will adopt this guidance in the first quarter of fiscal 2012. The adoption of this guidance will increase the level of disclosures in the financial statements related to fair value measurements.

        In July 2010, the FASB issued authoritative guidance that requires expanded disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses on a disaggregated basis. The Company has adopted the portion of this guidance that pertains to disclosures as of the end of the first quarter of fiscal 2011 and has provided the required disclosures herein. The Company will adopt the portion of this guidance that pertains to the disclosure of the allowance activity that occurs during a reporting period in the second quarter of fiscal 2011.

        In December 2010, the FASB issued authoritative guidance that modifies the requirements of step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The Company will adopt this guidance in the first quarter of fiscal 2012. The Company is still assessing the potential impact of adoption.

Note 3: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new share-based awards granted and outstanding awards using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three months ended February 27, 2011 and February 28, 2010 was $2.9 million and $4.1 million, respectively.

Stock Option Awards

        During the three months ended February 27, 2011 and February 28, 2010, the Company granted no new options to purchase shares of its common stock.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        A summary of option activity under the 1998 Plan for the three months ended February 27, 2011, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 28, 2010	1,776,804	$1.17
Exercised	(231,791)	2.28
Forfeited	(22,000)	2.12

Outstanding February 27, 2011 (all fully vested and exercisable)	1,523,013	$0.99
Weighted average remaining contractual term	3.1 years
Aggregate intrinsic value of in-the-money options at February 27, 2011 (in thousands)	$2,830

        A summary of option activity under the 2004 Plan for the three months ended February 27, 2011, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 28, 2010	6,420,012	$5.50
Exercised	(30,031)	$1.67
Forfeited	(527,213)	$5.67

Outstanding February 27, 2011	5,862,768	$5.50
Weighted average remaining contractual term	4.3 years
Aggregate intrinsic value of in-the-money options (in thousands)	$1,806
Exercisable at February 27, 2011	4,309,302
Weighted average remaining contractual term	4.3 years
Aggregate intrinsic value of in-the-money options (in thousands)	$1,360

        As of February 27, 2011, the Company had approximately $1.1 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 2.9 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of February 27, 2011, the performance targets for these stock options have not been met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period for those options that vest over the remaining service period. Further, the Company has not recognized compensation cost in the current period for certain options to purchase 667,532 shares of common stock that contain performance targets for fiscal years through

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

2010 which will not vest, but have not yet been cancelled. No compensation cost will be recognized related to these options.

Restricted Shares and Share Unit Awards

        The Company has outstanding 97,324 restricted shares that are considered to be non-vested shares, and have the same rights as the Company's outstanding common shares, including dividend participation rights, except that they cannot be sold by the holder until the end of the vesting period. As of February 27, 2011, the remaining unrecognized compensation cost related to restricted stock awards was $0.3 million which is expected to be recognized over the remaining vesting period of 0.4 years. None of these awards vested during the three months ended February 27, 2011 or February 28, 2010.

        During the three months ended February 27, 2011, the Company approved grants of 115,100 time-based restricted stock units ("RSUs"). The weighted average grant date fair value of these awards was $2.61 and is based on the closing price of the Company's common stock on the date of grant. There were no RSUs granted during the three months ended February 28, 2010. The Company has outstanding RSU awards of several types: 1) Time-based RSU awards accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited; 2) Time-based RSU awards that vest ratably over a three year period; and 3) Performance-based RSUs which do not vest unless certain targets that are tied to the Company's earnings performance are met. A summary of the outstanding unvested RSU awards by type as of February 27, 2011 follows:

	Number of Awards	Unrecognized Compensation Expense (in thousands)
Time-based vesting awards with accretion factor	11,566,184	$7,487
Time-based vesting awards without accretion factor	926,100	1,256
Performance-based awards outstanding	430,968	18

Total	12,923,252	$8,761

Performance-based awards where targets are not expected to be met	114,800	$88

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        A summary of restricted share unit award activity for the three months ended February 27, 2011, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 28, 2010	12,811,956	$2.07
Granted	115,100	2.61
Forfeited	(3,804)	2.00

Outstanding February 27, 2011	12,923,252	$2.08
Weighted average remaining vesting period	1.5 years

Note 4: Inventories

        The major components of inventories were as follows (in thousands):

	February 27, 2011	November 28, 2010
Raw materials	$24,446	$26,449
Work in process	23,366	22,629
Finished goods	9,404	8,100

	$57,216	$57,178

Note 5: Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and certain other Sealy branded products. In addition, the Company has a 20-year warranty on the major components of its TrueForm and MirrorForm visco-elastic products and its SpringFree latex product, the last ten years of which are prorated on a straight-line basis. Though discontinued in 2008, the Company also offered a 20-year limited warranty on its RightTouch product line which covered only certain parts of the product and will be prorated for part of the twenty years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimate involves an average lag time in days between the sale of a bed and the date of its return, applied to the current rate of the warranty returns.

        The change in the Company's accrued warranty obligations for each of the three months ended February 27, 2011 and February 28, 2010 was as follows (in thousands):

	February 27, 2011	February 28, 2010
Accrued warranty obligations at beginning of period	$17,584	$16,464
Warranty claims	(3,561)	(4,546)
Warranty provisions	3,434	4,404

Accrued warranty obligations at end of period	$17,457	$16,322

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 5: Warranty Costs (Continued)

        As of February 27, 2011 and November 28, 2010, $10.4 million and $10.5 million is included as a component of other accrued liabilities and $7.0 million and $7.1 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $1.4 million and $1.5 million for the three months ended February 27, 2011 and the three months ended February 28, 2010, respectively.

Note 6: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the three months ended February 27, 2011 are as follows (in thousands):

Balance as of November 28, 2010	$361,958
Increase due to foreign currency translation	1,497

Balance as of February 27, 2011	$363,455

        Total other intangibles of $1.3 million (net of accumulated amortization of $3.3 million) as of February 27, 2011 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. During the three months ended February 27, 2011 and February 28, 2010, the Company recognized amortization expense associated with intangibles of $0.1 million. The Company expects to recognize amortization expense relating to these intangibles of $0.2 million for the remainder of 2011, $0.3 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $0.2 million in 2015.

Note 7: Unconsolidated Affiliate Companies

        The Company is involved in a group of joint ventures to develop markets for Sealy branded products in Asia. Our ownership interest in these joint ventures is 50% and is accounted for under the equity method. The Company's share of earnings is recorded in equity in earnings of unconsolidated affiliates in the Condensed Consolidated Statements of Operations.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Unconsolidated Affiliate Companies (Continued)

        Summarized statements of operations for these joint ventures for each of the three month periods ended February 27, 2011 and February 28, 2010 are as follows (in thousands):

	February 27, 2011	February 28, 2010
Revenues	$12,318	$11,552
Gross profit	7,795	6,512
Income from operations	1,956	2,264
Net income	1,709	1,886

Note 8: Long-Term Obligations

        Long-term obligations as of February 27, 2011 and November 28, 2010 consisted of the following (in thousands):

	February 27, 2011	November 28, 2010
Asset-based revolving credit facility	$—	$—
Senior secured notes	304,699	304,318
Convertible notes(1)	178,204	181,341
Senior subordinated notes	268,945	268,945
Financing obligations	39,612	39,896
Other	695	750

	792,155	795,250
Less current portion	(2,156)	(2,166)

	$789,999	$793,084

(1)
Includes paid in kind ("PIK") interest of $1.9 million from January 16, 2011 through February 27, 2011 for which the principal balance of the Convertible Notes has not yet been increased.

        The Company's outstanding debt primarily consists of the following: 1) an asset-based revolving credit facility (the "ABL Revolver") which provides commitments of up to $100.0 million maturing in May 2013; 2) $350.0 million in original aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"); 3) $177.1 million in aggregate principal amount of senior secured convertible PIK notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and 4) senior subordinated notes which consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semi annually (the "2014 Notes").

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. As of February 27, 2011, there were no amounts outstanding under the ABL Revolver. At February 27, 2011, the Company had approximately $61.9 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.0 million.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Long-Term Obligations (Continued)

        The ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of February 27, 2011, the Company was not in a minimum availability period under the ABL Revolver.

Senior Secured Notes

        The Senior Notes mature in April 2016 and bear interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For each of the three months ended February 27, 2011 and February 28, 2010, the Company recognized additional interest expense of $0.4 million related to the accretion of the OID.

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

        During the three months ended February 27, 2011, there were no conversions of Convertible Notes into common shares.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. Upon the January 15th interest payment dates in both fiscal 2011 and 2010, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment of $7.6 million during the three months ended February 27, 2011. The recognition of the beneficial conversion feature resulted in the recognition of a discount, which was reflected as a reduction of the balance of the Convertible Notes with an offsetting increase to additional paid-in capital. The recognized discount will be accreted through interest expense over the remaining term of the Convertible Notes.

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

subsidiaries. For instance, the agreement governing Sealy Mattress Company's ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing Sealy Mattress Company's Senior Notes and 2014 Notes, Sealy Mattress Company is restricted from paying dividends or making other distributions to Sealy Corporation unless Sealy Mattress Company is able to satisfy certain requirements or use an available exception from the limitation. As of February 27, 2011, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $239.6 million to its parent due to the provisions in its long-term debt agreements. However, $30.3 million would be available for distribution without restriction. At February 27, 2011, the Company was in compliance with the covenants contained within the related note indentures and agreements.

Note 9: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to changes in interest rates, commodity prices and foreign currency exchange rates. All of the Company's designated hedging instruments are considered to be cash flow hedges.

Interest Rate Risk

        Prior to the disposition of the European operations, the Company was exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. However, the Company now has predominantly fixed rate debt outstanding. In order to manage the risk of variable interest rates prior to this event, the Company had entered into several interest rate swap agreements that converted the debt's variable interest rate to a fixed interest rate. The swap agreements pertaining to the Company's European debt were considered to be economic hedges which were not designated as hedging instruments. The gains and losses on both designated and undesignated swap agreements offset losses and gains on the transactions being hedged. The fair values of the interest rate agreements were estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

        As of February 27, 2011 and November 28, 2010, the Company did not have any outstanding interest rate swap agreements.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials and certain equipment made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward and option contracts. As with its interest rate swap instruments, the Company designates certain of these contracts as hedging instruments and enters into some contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Derivative Instruments and Hedging Strategies (Continued)

Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations are as follows:

        At February 27, 2011, the Company had 51 forward foreign currency contracts and 2 foreign currency option contracts to sell a total of 36.9 million Canadian dollars and receive U.S. dollars at specified exchange rates with expiration dates ranging from March 2011 through February 2012. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's U.S. dollar denominated purchases of raw materials. Further, the Company had outstanding five foreign currency forward contracts to purchase a total of 1.0 million Swiss francs for U.S. dollars at specified exchange rates with expiration dates ranging from March 2011 through June 2011. These hedges were entered into to protect against the fluctuations in the scheduled payments to be made for certain equipment denominated in Swiss francs. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials related to changes in the foreign currency exchange rates.

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At February 27, 2011 and November 28, 2010, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        At February 27, 2011, the maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through February 2012. Over the next 12 months, the Company expects to reclassify $1.3 million of deferred losses from accumulated other comprehensive income to selling, general and administrative expense as related forecasted foreign currency payments are made.

        For the three months ended February 27, 2011 and February 28, 2010, recognized foreign currency transaction gains were $0.3 million and $1.2 million, respectively. These gains are recognized in cost of goods sold or selling, general and administrative expenses at the time they occur.

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

        At November 28, 2010, the Company had two fixed price swap contracts outstanding to purchase 0.2 million gallons of diesel fuel at specified prices. These hedges were entered into to protect against the fluctuations in the prices of diesel fuel purchased by certain of the Company's U.S. manufacturing facilities. The Company formally designated these contracts as cash flow hedges, and they are expected

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Derivative Instruments and Hedging Strategies (Continued)

to be highly effective in offsetting fluctuations in the forecasted purchases of diesel fuel related to changes in the underlying diesel fuel prices. No such contracts were outstanding at February 27, 2011.

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

        The Company concluded that the floor on the foreign exchange rate related to the payments to be made associated with the lease of its former Brazilian manufacturing facility and the related purchase option qualifies as an embedded derivative instrument that should be bifurcated from the lease agreement and recorded at fair value at the end of each reporting period. As of February 27, 2011 and November 28, 2010, the fair value of this derivative was $0.1 million and $0.4 million, respectively and is recorded as a component of debt issuance costs, net, and other assets in the Consolidated Balance Sheet. The initial fair value of the embedded derivative was recorded as deferred lease income and is being amortized over the term of the lease.

        At February 27, 2011 and November 28, 2010, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	February 27, 2011		February 27, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$50	Other current liabilities	$(1,310)

Total derivatives designated as hedging instruments		50		(1,310)
Derivatives not designated as hedging instruments
Embedded foreign currency derivative	Other noncurrent assets	166	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments		166		—

Total derivatives		$216		$(1,310)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Derivative Instruments and Hedging Strategies (Continued)

	Asset Derivatives		Liability Derivatives
	November 28, 2010		November 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$85	Other current liabilities	$(163)
Commodity fixed price swap contracts	Other current assets	44	Other current liabilities	—

Total derivatives designated as hedging instruments		129		(163)
Derivatives not designated as hedging instruments:
Embedded foreign currency derivative	Other noncurrent assets	380	Other noncurrent liabilities	—

Total derivatives		$509		$(163)

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three months ended February 27, 2011 and February 28, 2010, was as follows (in thousands):

Three Months Ended February 27, 2011
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	—	Selling, general and administrative expenses	63	Selling, general and administrative expenses	—
Foreign exchange contracts	(746)	Cost of goods sold	(106)	Cost of goods sold	—

Total	$(746)		$(43)		$—

Three Months Ended February 28, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	17	Selling, general and administrative expenses	—	Selling, general and administrative expenses	16
Foreign exchange contracts	(136)	Selling, general and administrative expenses	57	Selling, general and administrative expenses	—

Total	$(119)		$57		$16

Three Months Ended
		February 27, 2011	February 28, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	(Loss) from discontinued operations	$—	$30

Total		$—	$230

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding interest rate swaps, foreign currency derivative contracts and diesel fixed price swap contracts discussed above. See Note 9. These contracts are valued using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of fiscal 2011 or 2010. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at February 27, 2011 Using
	February 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$50	$—	$50	$—
Foreign exchange and commodity derivative liabilities	(1,310)	—	(1,310)	—
Embedded foreign currency derivative in lease agreement	166	—	—	166

Total	$(1,094)	$—	$(1,260)	$166

		Fair Value Measurements at November 28, 2010 Using
	November 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$129	$—	$129	$—
Foreign exchange and commodity derivative liabilities	(163)	—	(163)	—
Embedded foreign currency derivative in lease agreement	380	—	—	380

Total	$346	$—	$(34)	$380

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Fair Value of Financial Instruments (Continued)

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt, based on quoted market prices, at February 27, 2011 were as follows (in thousands):

Senior Secured Notes	$359,100
Convertible Notes	587,154
Senior Subordinated Notes	275,669

Note 11: Other Income, Net

        Other income, net, includes interest income for the three months ended February 27, 2011 and February 28, 2010 of an insignificant amount.

Note 12: Discontinued Operations

        In the fourth quarter of fiscal 2010, management divested the assets of its European manufacturing operations in France and Italy and ceased manufacturing operations in Brazil. These businesses have been accounted for as discontinued operations. During the three months ended February 27, 2011, the Company continued the liquidation of certain of its assets related to its Brazil operations. The charges related to these activities were recorded as a component of discontinued operations. The remaining current assets and liabilities of the Brazilian operations reflected within the Consolidated Balance Sheet at February 27, 2011 and November 28, 2010 were immaterial. The Company also recognized additional expenses related to the disposition of its European manufacturing operations which were primarily related to services rendered in connection with the disposition.

        The operating results of the discontinued operations in total are summarized below (in thousands):

	February 27, 2011	February 28, 2010
Net sales	$—	$27,739
Loss before income taxes	(418)	(2,399)
Income tax provision (benefit)	—	163

Loss from operations of discontinued operations	(418)	(2,562)
Loss on disposition of business, net of tax of $164	(614)	—

Loss from discontinued operations	$(1,032)	$(2,562)

        In connection with the sale of the Company's European manufacturing operations, the Company made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by the Company, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of 3.5 million Euro under the terms of the contract. As of February 27, 2011, the Company knows of no outstanding contingencies that would be covered by this guarantee.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 13: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S. and Canada for the three months ended February 27, 2011 and February 28, 2010 are as follows (in thousands):

	Three Months Ended
	February 27, 2011	February 28, 2010
Service cost	$199	$179
Interest cost	360	337
Expected return on plan assets	(367)	(305)
Amortization of unrecognized losses	35	37
Amortization of unrecognized prior service cost	144	129

Net periodic pension cost*	$371	$377

Cash contributions	$220	$0

Weighted average expected return on plan assets	7.85%	7.85%

*
Net periodic pension cost recognized for the three months ended February 27, 2011 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2010. Similarly, net periodic pension cost for the three months ended February 28, 2010 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the defined benefit pension plans of approximately $1.5 million during the remainder of fiscal 2011.

Note 14: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three months ended February 27, 2011 was approximately 62.5%, compared to approximately 51.0%, for the three months ended February 28, 2010. The effective rate for the three months ended February 27, 2011 was higher than the rate for the three months ended February 28, 2010, primarily due to the decrease in income before income taxes.

        The Condensed Consolidated Balance Sheet as of February 27, 2011 includes accrued interest of $3.8 million and penalties of $2.2 million due to unrecognized tax benefits. As of November 28, 2010, the Company had recorded accrued interest of $3.7 million and penalties of $2.2 million due to unrecognized tax benefits.

        The Company expects the liability for uncertain tax positions to decrease by approximately $1.3 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2006 and forward. State and international jurisdictions remain open to examination for fiscal year 2004 and forward.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Income Taxes (Continued)

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following February 27, 2011. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15: Comprehensive Income

        Comprehensive income for the three months ended February 27, 2011 and February 28, 2010 was $2.8 million and $4.6 million, respectively. The decrease in comprehensive income for the three months ended February 27, 2011 compared to the three months ended February 28, 2010, was driven primarily by a decrease in net income offset by an increase in gains from foreign exchange translation.

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	February 27, 2011	November 28, 2010
Unrealized gain (loss) on cash flow hedges, net of tax of $(505) and $(64), respectively	$(793)	$(69)
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $4,660 and $4,717, respectively	(7,325)	(7,387)
Accumulated foreign currency translation adjustment	18,851	14,461

	$10,733	$7,005

Note 16: Commitments and Contingencies

Commitments

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three months ended February 27, 2011, severance costs of $0.2 were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. For the three months ended February 28, 2010, severance costs of $1.3 million, were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. Severance benefits of $0.4 million and $0.5 million have been accrued as of February 27, 2011 and November 28, 2010, respectively. The entire liability has been recorded as a component of accrued compensation within the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Commitments and Contingencies (Continued)

accompanying Condensed Consolidated Balance Sheets as of February 27, 2011 and November 28, 2010, respectively.

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the approval of the New Jersey Department of Environmental Protection and continues to operate a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of February 27, 2011 for $2.0 million ($2.1 million prior to discounting at 4.75%) associated with this remediation project.

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

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At February 27, 2011, the Company has

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Commitments and Contingencies (Continued)

recorded a reserve of $1.1 million related to the expected requirement to pay certain sales tax, fees and penalties associated with this assessment as a component of accrued expenses.

Note 17: Related Party Transactions

        During the three months ended February 27, 2011, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.4 million. As of February 27, 2011, $0.3 million of this amount was accrued as a component of other accrued liabilities and accounts payable in the accompanying Condensed Consolidated Balance Sheets. We also participate in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. We have received lease income on this property of an insignificant amount during the first quarter of fiscal 2011.

        During the three months ended February 28, 2010, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC of $0.5 million. As discussed above, we also participate in a lease arrangement with a KKR affiliate for our Clarion facility. We received lease income on this property of an insignificant amount during the first quarter of fiscal 2010.

        Sealy Holding LLC, an affiliate of KKR, holds an aggregate amount of $105.6 million of the Company's Convertible Notes. In connection with the PIK interest payment on the Convertible Notes, the par value of the notes held by KKR was increased by $4.1 million, representing interest from July 15, 2010 to January 15, 2011.

        During the first quarter of fiscal 2011 and 2010, the Company's joint ventures made a distribution to the Company of $1.0 million. These amounts have been reflected as a reduction of the investment in these joint ventures in the accompanying Condensed Consolidated Balance Sheets as of February 27, 2011 and November 28, 2010.

Note 18: Geographical Information

        Sales by geographic area are as follows (in thousands):

	Three Months Ended
	February 27, 2011	February 28, 2010
United States	$238,743	$246,374
Canada	43,506	44,727
Other International	23,280	20,787

Total	$305,529	$311,888

Total International	$66,786	$65,514

        Long lived assets (principally property, plant and equipment) outside the United States were $34.1 million and $34.4 million as of February 27, 2011 and November 28, 2010, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	Three Months Ended
	February 27, 2011	February 28, 2010
	(in thousands)
Numerator:
Net income from continuing operations, as reported	$130	$8,276
Net income attributable to participating securities	—	(25)
Interest on convertible notes	—	3,365

Net income from continuing operations available to common shareholders	$130	$11,616

Denominator:
Denominator for basic earnings per share—weighted average shares	97,816	94,524
Effect of dilutive securities:
Convertible debt	—	178,204
Stock options	886	1,316
Restricted share units	8,720	9,206
Other	406	326

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	107,828	283,576

        Options and share units (in thousands) not included in the computation of diluted earnings per share because their impact is antidilutive for the three months ended February 27, 2011 are 4,404. Additionally, for the three months ended February 27, 2011, the outstanding Convertible Notes were excluded from the computation of diluted earnings per share since their inclusion would be antidilutive. The Convertible Notes not included in the computation of diluted earnings per share for the three months ended February 27, 2011 convert into a weighted average 192,661 shares (in thousands). Options and share units (in thousands) not included in the calculation of diluted earnings per share because their impact is antidilutive for the three months ended February 28, 2010 are 7,808.

Note 20: Guarantor/Non-Guarantor Financial Information

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

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of February 27, 2011 and November 28, 2010, Condensed Consolidating Statements of Operations for the three months ended February 27, 2011 and February 28, 2010, and Condensed Consolidating Statements of Cash Flows for the three months ended February 27, 2011 and February 28, 2010.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

February 27, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$1,655	$—	$9,234	$42,221	$49,280	$—	$102,390
Accounts receivable, net	—	—	24	97,669	57,257	—	154,950
Inventories	—	—	1,890	47,167	8,362	(203)	57,216
Other current assets and deferred income taxes	400	—	775	36,881	5,003	—	43,059

Total current assets	2,055	—	11,923	223,938	119,902	(203)	357,615
Property, plant and equipment, at cost	—	—	9,502	345,857	37,120	—	392,479
Less accumulated depreciation	—	—	(5,472)	(197,972)	(20,421)	—	(223,865)

	—	—	4,030	147,885	16,699	—	168,614
Other assets:
Goodwill	—	—	24,741	301,942	36,772	—	363,455
Intangible assets, net	—	—	—	1,305	9	—	1,314
Net investment in subsidiaries	(177,012)	239,554	383,404	128,881	—	(574,827)	—
Due from (to) affiliates	279,046	(416,566)	550,209	(131,087)	(102,820)	(178,782)	—
Debt issuance costs, net and other assets	—	—	20,953	20,563	16,585	—	58,101

	102,034	(177,012)	979,307	321,604	(49,454)	(753,609)	422,870

Total assets	$104,089	$(177,012)	$995,260	$693,427	$87,147	$(753,812)	$949,099

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,668	$488	$—	$2,156
Accounts payable	—	—	610	59,017	20,252	—	79,879
Accrued customer incentives and advertising	—	—	—	19,657	6,761	—	26,418
Accrued compensation	—	—	362	17,484	2,809	—	20,655
Accrued interest	—	—	1,537	15,809	—	—	17,346
Other accrued liabilities	(1)	—	1,660	25,759	5,819	—	33,237

Total current liabilities	(1)	—	4,169	139,394	36,129	—	179,691
Long-term obligations	178,204	—	751,848	38,151	—	(178,204)	789,999
Other liabilities	—	—	—	46,307	6,373	—	52,680
Deferred income tax liabilities	—	—	(311)	523	631	—	843
Stockholders' equity (deficit)	(74,114)	(177,012)	239,554	469,052	44,014	(575,608)	(74,114)

Total liabilities and stockholders' equity (deficit)	$104,089	$(177,012)	$995,260	$693,427	$87,147	$(753,812)	$949,099

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended February 27, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$21,158	$224,625	$65,029	$(5,283)	$305,529
Cost and expenses:
Cost of goods sold	—	—	12,130	142,655	37,661	(5,421)	187,025
Selling, general and administrative	—	—	1,954	83,757	18,023	—	103,734
Amortization expense	—	—	—	72	—	—	72
Royalty (income) expense, net	—	—	—	(4,971)	—	—	(4,971)

Income from operations	—	—	7,074	3,112	9,345	138	19,669
Interest expense	—	77	20,645	572	414	—	21,708
Other (income) expense, net	—	—	—	—	(105)	—	(105)
Loss (income) from equity investees	902	850	4,370	—	—	(6,122)	—
Loss (income) from non- guarantor equity investees	—	—	—	(5,611)	—	5,611	—
Capital charge and intercompany interest allocation	—	—	(18,770)	17,974	796	—	—

Income (loss) before income taxes	(902)	(927)	829	(9,823)	8,240	649	(1,934)
Income tax provision (benefit)	—	(25)	1,679	(5,541)	2,633	45	(1,209)
Equity in earnings of unconsolidated affiliates	—	—	—	—	855	—	855

Income (loss) from continuing operations	(902)	(902)	(850)	(4,282)	6,462	604	130
Loss from discontinued operations	—	—	—	(181)	(851)	—	(1,032)

Net income (loss)	$(902)	$(902)	$(850)	$(4,463)	$5,611	$604	$(902)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended February 28, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$21,583	$233,420	$63,885	$(7,000)	$311,888
Cost and expenses:
Cost of goods sold	—	—	12,927	137,342	35,647	(6,910)	179,006
Selling, general and administrative	19	—	1,959	81,101	17,210	—	100,289
Amortization of intangibles	(1)	—	—	72	1	—	72
Royalty (income) expense, net	(1)	—	—	(4,121)	—	—	(4,122)

Income from operations	(17)	—	6,697	19,026	11,027	(90)	36,643
Interest expense	1	80	20,716	664	272	—	21,733
Other (income) expense, net	—	—	—	—	(50)	—	(50)
Loss (income) from equity investees	(5,693)	(5,710)	(4,667)	—	—	16,070	—
Loss (income) from non- guarantor equity investees	—	—	—	(4,422)	—	4,422	—
Capital charge and intercompany interest allocation	—	—	(18,856)	16,620	2,236	—	—

Income (loss) before income taxes	5,675	5,630	9,504	6,164	8,569	(20,582)	14,960
Income tax expense (benefit)	71	(63)	3,794	1,478	2,418	(71)	7,627
Equity in earnings of unconsolidated affiliates	—	—	—	—	943	—	943

Income (loss) from continuing operations	5,604	5,693	5,710	4,686	7,094	(20,511)	8,276
Loss from discontinued operations	110	—	—	—	(2,672)	—	(2,562)

Net income (loss)	$5,714	$5,693	$5,710	$4,686	$4,422	$(20,511)	$5,714

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Three Months Ended February 27, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$10,070	$(14,803)	$2,536	$—	$(2,197)

Investing activities:
Purchase of property, plant and equipment	—	—	(36)	(5,633)	(258)	—	(5,927)
Proceeds from the sale of property, plant, and equipment	—	—	—	203	21	—	224
Net activity in investment in and advances from (to) subsidiaries and affiliates	64	—	(9,853)	3,729	6,060	—	—

Net cash provided by (used in) investing activities	64	—	(9,889)	(1,701)	5,823	—	(5,703)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	581	—	—	—	—	—	581
Proceeds from issuance of long-term obligations	—	—	—	—	787	—	787
Repayments of long-term obligations	—	—	—	(383)	(735)	—	(1,118)
Debt issuance costs	—	—	(147)	—	—	—	(147)
Other	—	—	(34)	—	—	—	(34)

Net cash provided by (used in) financing activities	581	—	(181)	(383)	52	—	69

Effect of exchange rate changes on cash	—	—	—	—	966	—	966

Change in cash and equivalents	645	—	—	(16,887)	9,377	—	(6,865)
Cash and equivalents:
Beginning of period	1,010	—	9,234	59,108	39,903	—	109,255

End of period	$1,655	$—	$9,234	$42,221	$49,280	$—	$102,390

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Three Months Ended February 28, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$6,813	$(15,086)	$(476)	$—	$(8,749)

Investing activities:
Purchase of property, plant and equipment	—	—	(40)	(1,765)	(644)	—	(2,449)
Proceeds from the sale of property, plant, and equipment	—	—	—	—	57	—	57
Net activity in investment in and advances from (to) subsidiaries and affiliates	—	—	(6,757)	5,558	1,199	—	—

Net cash provided by (used in) investing activities	—	—	(6,797)	3,793	612	—	(2,392)
Financing activities:
Proceeds from issuance of long term obligations	—	—	—	—	516	—	516
Repayments of long-term obligations	—	—	—	(904)	(2,457)	—	(3,361)
Other	—	—	(16)	—	—	—	(16)

Net cash used in financing activities	—	—	(16)	(904)	(1,941)	—	(2,861)

Effect of exchange rate changes on cash	—	—	—	—	(370)	—	(370)

Change in cash and equivalents	—	—	—	(12,197)	(2,175)	—	(14,372)
Cash and equivalents:
Beginning of period	357	—	29,234	67,950	33,886	—	131,427

End of period	$357	$—	$29,234	$55,753	$31,711	$—	$117,055

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

        We have reclassified the financial data for all periods presented below to reflect the operations of our European manufacturing operations in France and Italy and our operations in Brazil as discontinued operations. See "Results of Operations—Discontinued Operations" later in this Item 2 for more information. Unless otherwise noted, discussions below pertain to our continuing operations.

BUSINESS OVERVIEW

        Our mattress and foundation products include the Sealy, Sealy Posturepedic, Stearns & Foster, and Bassett brands. We produce a variety of innerspring, visco-elastic (memory foam) and latex foam products.

        During 2010, we saw the weak economic and retail environments begin to turn around and saw an increase in mattress sales across the industry in the fourth quarter of 2010. This trend has continued through the first few months of 2011.

        In 2011, we launched our Next Generation Posturepedic line which is the single largest product line in our portfolio. This line of products incorporates the knowledge gained from our consumer research and product reviews with key retail partners as well as new benefits and technologies developed specifically for the line. In conjunction with the release of our Next Generation Posturepedic line, we also introduced a new national advertising campaign which is being communicated across a variety of mediums including television, print, digital outlets and the retail environment.

        Our industry has experienced significant volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. and other forces beyond our control. During fiscal 2010, the cost of these components became more stable, but began increasing in the latter part of the year. The cost of raw materials through the first quarter of fiscal 2011 has remained relatively consistent with the levels experienced at the end of fiscal 2010, but we are now seeing trends that may create inflation in the prices of these raw materials. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire, have enacted cost increases that have had an effect on our purchases.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended February 27, 2011 and February 28, 2010, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	February 27, 2011		February 28, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$305,529	100.0%	$311,888	100.0%
Cost of goods sold	187,025	61.2	179,006	57.4

Gross profit	118,504	38.8	132,882	42.6
Selling, general and administrative expenses	103,734	34.0	100,289	32.2
Amortization expense	72	—	72	—
Royalty income, net of royalty expense	(4,971)	(1.6)	(4,122)	(1.3)

Income from operations	19,669	6.4	36,643	11.7
Interest expense	21,708	7.1	21,733	7.0
Other income, net	(105)	—	(50)	—

(Loss) income before income taxes	(1,934)	(0.7)	14,960	4.7
Income tax (benefit) provision	(1,209)	(0.4)	7,627	2.4
Equity in earnings of unconsolidated affiliates	855	0.3	943	0.3

Income (loss) from continuing operations	130	—	8,276	2.7
Loss from discontinued operations	(1,032)	(0.3)	(2,562)	(0.8)

Net (loss) income	$(902)	(0.3)%	$5,714	1.9%

Effective tax rate	62.5%		51.0%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	February 27, 2011	February 28, 2010
United States	78.1%	79.0%
Canada	14.2	14.3
Other	7.7	6.7

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the three months ended
	February 27, 2011		February 28, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	238,743	100.0	246,374	100.0
Cost of goods sold	148,175	62.1	142,260	57.7

Gross profit	90,568	37.9	104,114	42.3
Total International (U.S. Dollars):
Net sales	66,786	100.0	65,514	100.0
Cost of goods sold	38,850	58.2	36,746	56.1

Gross profit	27,936	41.8	28,768	43.9
Canada:
US Dollars:
Net sales	43,506	100.0	44,727	100.0
Cost of goods sold	25,302	58.2	24,780	55.4

Gross profit	18,204	41.8	19,947	44.6
Canadian Dollars:
Net sales	43,505	100.0	47,187	100.0
Cost of goods sold	25,292	58.1	26,143	55.4

Gross profit	18,213	41.9	21,044	44.6
Other International (U.S. Dollars):
Net sales	23,280	100.0	20,787	100.0
Cost of goods sold	13,548	58.2	11,966	57.6

Gross profit	9,732	41.8	8,821	42.4

  Quarter Ended February 27, 2011 compared with Quarter Ended February 28, 2010

        Net Sales.    Our consolidated net sales for the quarter ended February 27, 2011, were $305.5 million, a decrease of $6.4 million, or 2.0%, from the quarter ended February 28, 2010. This decrease was due to decreases in the Canada and U.S. businesses. Total U.S. net sales were $238.7 million for the first quarter of fiscal 2011, a decrease of 3.1% from the first quarter of fiscal 2010. The U.S. net sales decrease of $7.6 million was attributable to a 1.3% decrease in wholesale unit volume, which excludes third party sales from our component plants, coupled with a 1.9% decrease in wholesale average unit selling price. The decreases in unit volume and average unit selling price are attributable to slower sales and heavier discounting on Posturepedic products at the end of their life cycle in advance of the introduction of the Next Generation Posturepedic line. In addition, the growth of our Sealy branded products has contributed to the lower average unit selling price as these value priced products made up an increased portion of total sales. International net sales increased $1.3 million or 1.9%, from the first quarter of fiscal 2010 to $66.8 million. This increase was primarily due to increased sales in the Argentina and Mexico markets but was partially offset by decreases in sales in our Canadian market. In Canada, local currency sales decreases of 7.8% translated into decreases of 2.7% in U.S. dollars due to an increase in the average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 5.0% decrease in unit volume, coupled with a 2.9% decrease in average unit selling price. The decrease in unit volume was driven by slower retail sales traffic as compared with stronger market conditions in the first quarter of fiscal 2010. The lower average unit selling price was driven by the overall decrease in sales of premium products which more than offset the impact of stronger sales of products at lower price points.

        Gross Profit.    Our consolidated gross profit for the quarter was $118.5 million, a decrease of $14.4 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 3.8 percentage points to 38.8%. While margin decreases were experienced in both the U.S. and Canadian markets, the decrease in percentage of net sales was primarily due to a decrease in gross profit margin in our U.S. operations. U.S. gross profit decreased $13.5 million to $90.6 million, which, as a percentage of net sales, represents a decrease of 4.4 percentage points to 37.9% of net sales. The decrease in percentage of net sales was driven primarily by the launch of the Next Generation Posturepedic line, which began shipping in the first quarter. The launch included costs related to the floor samples and start up efforts of the new line, and unfavorable pricing due to increased discounting of the old Posturepedic line at the end of its life cycle. These combined actions negatively impacted U.S. gross profit margin by approximately 2.0 percentage points. Higher material costs related to increased commodity prices and other inflation contributed 1.6 percentage points of the decrease in U.S. gross profit margin. Additionally, the increased sales of Sealy branded product discussed above contributed to the lower margins in the current quarter as these value priced products carry a lower gross margin. In local currency, the gross profit margin in Canada was 41.8% as a percentage of net sales which represents a decrease of 2.8 percentage points. This decrease was primarily driven by the impact of the lower average unit selling price discussed above coupled with higher material costs.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense increased $3.4 million to $103.7 million. As a percentage of net sales, this expense was 34.0% and 32.2% for the quarters ended February 27, 2011 and February 28, 2010, respectively, an increase of 1.8 percentage points. The increase as a percentage of net sales was primarily driven by an increase in fixed operating costs. Fixed operating costs, exclusive of non-cash compensation expense, increased $6.0 million from the prior year period. This increase is primarily due to an increase of $2.2 million related to our new advertising campaign and $2.5 million in costs incurred to support the launch of the Next Generation Posturepedic line. Volume driven variable expenses remained relatively flat with the prior year period with a $1.1 million decrease in cooperative advertising and promotional costs being offset by a $0.8 million increase in delivery costs due to higher fuel costs. Non-cash compensation expense decreased by $1.2 million compared to the first quarter of fiscal 2010 due primarily to the recognition of expense related to the vesting of restricted share unit grants.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $5.0 million for the three months ended February 27, 2011 increased $0.8 million from the prior year period due to increased royalties recognized related to international licenses including the new Europe and Brazil license arrangements.

        Interest Expense.    Our consolidated interest expense for the first quarter of fiscal 2011 remained consistent with the prior year period. Our net weighted average borrowing cost was 10.9% and 10.5% for the three months ended February 27, 2011 and February 28, 2010, respectively. Our borrowing cost was unfavorably impacted by the relatively flat interest expense due to offsetting decreases and increases in cash and non-cash interest expense compared to a lower average debt balance in the fiscal 2011 period as compared with the fiscal 2010 period due to the $35.0 million repayment of Senior Notes which occurred in the second quarter of fiscal 2010.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the three month periods ending February 27, 2011 and February 28, 2010:

	Three Months Ended:
	February 27, 2011	February 28, 2010
Cash interest expense	$15,565	$16,451
Non-cash interest expense	6,143	5,282

	$21,708	$21,733

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures have remained relatively consistent with the first quarter of fiscal 2010.

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended February 27, 2011 was 62.5% compared to 51.0% for the three months ended February 28, 2010. The effective rate for the fiscal 2011 period was higher than the fiscal 2010 period primarily due to lower income before income taxes.

        Discontinued Operations.    During the fourth quarter of fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy. Also during the fourth quarter of fiscal 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and accordingly, we have reclassified the results of operations and any losses resulting from disposition for all periods presented to reflect them as such. Amounts recognized in fiscal 2011 include charges related to the continued liquidation of certain of the assets related to our Brazil operations as well as charges for services performed in connection with the discontinuance of these operations.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $5.9 million for the three months ended February 27, 2011. We expect total 2011 capital expenditures to be approximately $24.0 to $26.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At February 27, 2011, the Company had approximately $61.9 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.0 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 10.9% and 10.5% for the three months ended February 27, 2011 and February 28, 2010, respectively. As of March 17, 2011, we had no borrowings outstanding under the ABL Revolver.

  Debt

        Our outstanding debt primarily consists of the following: 1) the ABL Revolver which provides commitments of up to $100.0 million maturing in May 2013, which bears interest at our choice of either a base rate (determined by reference to the higher of several rates as defined by the ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%; 2) $350.0 million in original aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"), which bear interest at 10.875% per annum payable semi-annually; 3) $177.1 million in initial aggregate principal amount of senior secured convertible paid in kind ("PIK") notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and bear interest at 8.00% per annum payable semi-annually in the form of additional Convertible Notes; and 4) senior subordinated notes which consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semi annually (the "2014 Notes").

        At February 27, 2011, there were no amounts outstanding under the ABL Revolver. The Senior Notes have an outstanding balance of $304.7 million at February 27, 2011 which gives effect to an unamortized original issue discount of $10.3 million. As of February 27, 2011, the Convertible Notes have an outstanding balance of $178.2 million. We also have an outstanding principal balance of $268.9 million at February 27, 2011 on the 2014 Notes.

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At February 27, 2011, there were no amounts outstanding under the ABL Revolver.

        At February 27, 2011, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which may from time to time include the redemption or repurchase of part or all of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of February 27, 2011, we have repurchased shares for $16.3 million under this program, none of which was repurchased during the first quarter of fiscal 2011. From February 27, 2011 through March 17, 2011, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $2.2 million during the next twelve months, with $1.7 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our senior debt, subordinated debt or the Convertible Notes during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement as of February 27, 2011, we do not currently expect a dividend will be declared in the second quarter of fiscal 2011.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Three Months Ended:
	February 27, 2011	February 28, 2010
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(2,197)	$(8,749)
Investing activities	(5,703)	(2,392)
Financing activities	69	(2,861)
Effect of exchange rate changes on cash	966	(370)

Change in cash and cash equivalents	(6,865)	(14,372)
Cash and cash equivalents:
Beginning of period	109,255	131,427

End of period	$102,390	$117,055

  Three Months Ended February 27, 2011 Compared With Three Months Ended February 28, 2010

        Cash Flows from Operating Activities.    Our cash flow from operations increased $6.5 million to a use of cash of $2.2 million for the three months ended February 27, 2011 from a use of cash of $8.7 million for the three months ended February 28, 2010. Cash flows from operations for the three months ended February 27, 2011 compared to the same prior year period reflect a lower use of working capital coupled with lower net income. The primary changes in working capital requirements driving this change include decreases in accounts receivable driven by lower sales volume in the first quarter of fiscal 2011 and the increases in accounts payable balances to support the launch of the Next Generation Posturepedic line.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the three months ended February 27, 2011 were $5.7 million as compared to net cash used in investing activities of $2.4 million for the three months ended February 28, 2010. This difference of $3.3 million is primarily due to higher capital expenditures in support of the launch of our Next Generation Posturepedic line.

        Cash Flows from Financing Activities.    Our cash flow provided by financing activities for the three months ended February 27, 2011 was $0.1 million compared with cash used in financing activities of $2.9 million for the three months ended February 28, 2010. This change has been primarily driven by lower repayments of long-term obligations outstanding for our international subsidiaries due to the discontinuance of operations in Europe and Brazil.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following February 27, 2011. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our ABL Revolver.

        Our ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of February 27, 2011, we were not in a period of minimum availability and did not have any outstanding borrowings under the ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the ABL Revolver. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio of 1.25 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At February 27, 2011, adjustments to Adjusted EBITDA for cash taxes paid and unfinanced capital expenditures were $41.2 million. Fixed charges as calculated under the terms of the ABL Revolver agreement were $66.9 million. This results in a fixed charge coverage ratio of 1.75 to 1.00 at February 27, 2011 under the terms of the ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and 2014 Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At February 27, 2011, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and 2014 Notes were $81.4 million, resulting in a fixed charge coverage ratio of 1.94 to 1.00.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended February 27, 2011 and February 28, 2010:

	Three Months Ended:
	February 27, 2011	February 28, 2010
	(in thousands)
Net (loss) income	$(902)	$5,714
Interest expense	21,708	21,733
Income taxes	(1,209)	7,627
Depreciation and amortization	6,054	7,866

EBITDA	25,651	42,940
Adjustments for debt covenants:
Non-cash compensation	2,880	4,107
KKR consulting fees	366	496
Severance charges	232	1,115
Discontinued operations	1,032	2,562
Other (various)(a)	(157)	(1,283)

Adjusted EBITDA	$30,004	$49,937

(a)
Consists of various immaterial adjustments

  Critical Accounting Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and

Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended November 28, 2010.

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

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. For a more detailed discussion of these factors see the information under the caption "Risk Factors" herein, in "Item 1A. Risk Factors" in the Company's most recent Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's most recent Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management's discussion and analysis section of our Annual Report on Form 10-K (File No. 001-08738).

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.7 million impact on our financial position for the three months ended February 27, 2011. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At February 27, 2011, we had outstanding forward and option foreign currency contracts to sell a total of 36.9 million Canadian dollars for U.S. dollars. The expiration dates for the Canadian dollar contracts range from March 2011 to February 2012. At February 27, 2011, the fair value of these contracts was a liability of $1.3 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year. Based on the amount of variable-rate debt outstanding at February 27, 2011, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        We experienced more stability in the prices of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts in fiscal 2010, but saw the prices increase in the latter part of the year. In addition, we are now seeing trends that may create inflation in the prices of these products. We expect volatility in the prices of these commodities through fiscal 2011. We have entered into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts were entered into in the normal course of business. From time to time we hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices. At February 27, 2011 we had no diesel fuel contracts outstanding. At November 28, 2010, there were outstanding contracts to purchase 0.2 million gallons of diesel fuel. The fair value of the contracts outstanding at November 28, 2010 was an asset of an insignificant amount.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The information required with respect to this Item can be found in Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors.

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended November 28, 2010, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no repurchases of the Company's common stock during the first quarter of fiscal 2011 as part of a publicly announced program or otherwise. Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007. As of February 27, 2011, the approximate dollar value of shares that may yet be purchased under the program was $83.7 million.

        Subsequent to February 27, 2011, through March 17, 2011, no shares of Sealy Corporation common stock were surrendered by participants in the Company's 1998 and 2004 Stock Option Plans to cover the exercise price and/or tax withholding obligations in stock option exercises.

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

Date: March 29, 2011

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets February 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended February 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended February 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended February 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended February 28, 2010 (in thousands)
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