Form 10-Q
period 2011-05-29
SEALY CORP
filed 2011-06-28
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 29, 2011
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

        The number of shares of the registrant's common stock outstanding as of June 21, 2011 is approximately: 98,184,056.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 29, 2011	May 30, 2010
Net sales	$321,296	$290,525
Cost of goods sold	196,222	168,951

Gross profit	125,074	121,574
Selling, general and administrative expenses	107,447	98,297
Amortization expense	72	72
Royalty income, net of royalty expense	(4,804)	(3,807)

Income from operations	22,359	27,012
Interest expense	21,666	21,237
Refinancing and extinguishment of debt	1,236	3,759
Other income, net	(102)	(52)

(Loss) income before income taxes	(441)	2,068
Income tax provision	(568)	(552)
Equity in earnings of unconsolidated affiliates	623	1,047

Income from continuing operations	750	3,667
Loss from discontinued operations	(1,127)	(2,818)

Net (loss) income	$(377)	$849

Earnings (loss) per common share—Basic
Income from continuing operations per common share	$0.01	$0.04
Loss from discontinued operations per common share	(0.01)	(0.03)

Earnings (loss) per common share—Basic	$—	$0.01

Earnings (loss) per common share—Diluted
Income from continuing operations per common share	$0.01	$0.03
Loss from discontinued operations per common share	(0.01)	(0.01)

Earnings (loss) per common share—Diluted	$—	$0.02

Weighted average number of common shares outstanding:
Basic	98,040	94,604
Diluted	107,933	287,714

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	May 29, 2011	May 30, 2010
Net sales	$626,825	$602,413
Cost of goods sold	383,247	347,957

Gross profit	243,578	254,456
Selling, general and administrative expenses	211,181	198,585
Amortization expense	144	144
Royalty income, net of royalty expense	(9,775)	(7,929)

Income from operations	42,028	63,656
Interest expense	43,374	42,970
Refinancing and extinguishment of debt	1,236	3,759
Other income, net	(207)	(102)

(Loss) income before income taxes	(2,375)	17,029
Income tax (benefit) provision	(1,777)	7,075
Equity in earnings of unconsolidated affiliates	1,478	1,990

Income from continuing operations	880	11,944
(Loss) from discontinued operations	(2,159)	(5,380)

Net (loss) income	$(1,279)	$6,564

(Loss) earnings per common share—Basic
Income from continuing operations per common share	$0.01	$0.13
(Loss) from discontinued operations per common share	(0.02)	(0.06)

(Loss) earnings per common share—Basic	$(0.01)	$0.07

(Loss) earnings per common share—Diluted
Income from continuing operations per common share	$0.01	$0.07
(Loss) from discontinued operations per common share	(0.02)	(0.02)

(Loss) earnings per common share—Diluted	$(0.01)	$0.05

Weighted average number of common shares outstanding:
Basic	97,928	94,563
Diluted	107,298	286,092

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	May 29, 2011	November 28, 2010
ASSETS
Current assets:
Cash and equivalents	$79,292	$109,255
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2011—$26,665; 2010—$25,812)	151,755	140,778
Inventories	61,443	57,178
Other current assets	30,439	19,543
Deferred income tax assets	20,170	19,127

Total current assets	343,099	345,881

Property, plant and equipment—at cost	398,925	385,470
Less accumulated depreciation	(229,905)	(217,398)

	169,020	168,072

Goodwill	363,498	361,958
Intangible assets, net	1,253	1,387
Deferred income tax assets	5,125	6,140
Other assets, including debt issuance costs, net	50,657	53,319

	420,533	422,804

Total assets	$932,652	$936,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$2,069	$2,166
Accounts payable	74,046	66,507
Accrued incentives and advertising	26,028	34,510
Accrued compensation	17,710	22,390
Accrued interest	14,205	14,359
Other accrued liabilities	32,333	37,198

Total current liabilities	166,391	177,130

Long-term obligations, net of current portion	784,776	793,084
Other liabilities	51,190	53,357
Deferred income tax liabilities	842	825
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 600,000 shares Issued and outstanding: 2011—98,083; 2010—97,688	982	979
Additional paid-in capital	924,615	911,066
Accumulated deficit	(1,007,968)	(1,006,689)
Accumulated other comprehensive income, net	11,824	7,005

Total stockholders' deficit	(70,547)	(87,639)

Total liabilities and stockholders' deficit	$932,652	$936,757

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 28, 2010		97,688	$979	$911,066	$(1,006,689)	$7,005	$(87,639)
Net loss	(1,279)				(1,279)		(1,279)
Foreign currency translation adjustment	5,100					5,100	5,100
Adjustment to defined benefit plan liability, net of tax of $136	152					152	152
Change in fair value of cash flow hedges, net of tax of $(242)	(433)					(433)	(433)
Share-based compensation				5,773			5,773
Exercise of stock options		340	2	581			583
Vesting of restricted share units, net		55	1	(67)			(66)
Excess tax benefit on share based awards				(301)			(301)
Beneficial conversion feature on Convertible paid in kind Notes				7,563			7,563

Balance at May 29, 2011	$3,540	98,083	$982	$924,615	$(1,007,968)	$11,824	$(70,547)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	May 29, 2011	May 30, 2010
Operating activities:
Net (loss) income	$(1,279)	$6,564
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	12,262	14,736
Deferred income taxes	672	3,891
Bad debt expense	1,783	(902)
Amortization of deferred gain on sale-leaseback	(345)	(327)
Paid in kind interest on convertible notes	9,312	6,980
Amortization of discount on new senior secured notes	728	1,030
Amortization of debt issuance costs and other	2,351	2,889
Impairment charges	288	—
Share-based compensation	5,773	9,215
Loss on sale of assets	1	262
Write-off of debt issuance costs related to debt extinguishments	326	2,709
Loss on repurchase of senior notes	617	1,050
Dividends received from unconsolidated affiliates	1,011	—
Equity in earnings of unconsolidated affiliates	(1,478)	(1,990)
Loss on disposition of subsidiary	206	—
Other, net	(291)	2,146
Changes in operating assets and liabilities:
Accounts receivable	(10,124)	(11,105)
Inventories	(3,983)	(13,123)
Other current assets	(8,718)	1,188
Other assets	663	(282)
Accounts payable	7,068	3,311
Accrued expenses	(22,474)	(33,472)
Other liabilities	(2,015)	800

Net cash used in operating activities	(7,646)	(4,430)

Investing activities:
Purchase of property, plant and equipment	(13,239)	(6,678)
Proceeds from sale of property, plant and equipment	22	67

Net cash used in investing activities	(13,217)	(6,611)

Financing activities:
Proceeds from issuance of long-term obligations	1,643	1,806
Repayments of long-term obligations	(2,506)	(5,107)
Repayment of senior secured notes, including premium of $300 and $1,050	(10,300)	(36,050)
Repurchase of common stock associated with vesting of employee share-based awards	(67)	—
Exercise of employee stock options, including related excess tax benefits	583	145
Debt issuance costs	(147)	2
Other	(34)	(77)

Net cash used in financing activities	(10,828)	(39,281)

Effect of exchange rate changes on cash	1,728	(1,548)

Change in cash and equivalents	(29,963)	(51,870)
Cash and equivalents:
Beginning of period	109,255	131,427

End of period	$79,292	$79,557

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

        As discussed in Note 12, in the fourth quarter of fiscal 2010, the Company divested its European manufacturing operations in France and Italy, which represented our Europe segment, and also discontinued its operations in Brazil. The Company has transitioned to a license arrangement with third parties in these markets. These businesses have been accounted for as discontinued operations, and, accordingly, the Condensed Consolidated Statements of Operations for all periods presented have been reclassified to reflect them as such. The Condensed Consolidated Balance Sheet and Statements of Cash Flows have not been adjusted for discontinued operations presentation. Unless otherwise noted, discussions in these notes pertain to our continuing operations

        At May 29, 2011, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 47.6% of the issued and outstanding common stock of the Company.

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

Allowance for Doubtful Accounts

        The Company continues to actively monitor the financial condition of its customers to determine the potential for nonpayment of trade receivables. In determining its allowance for doubtful accounts, the Company considers the current financial condition of its customers as well as other general economic factors. The Company's management believes that its process of specific review of customers, combined with its overall analytical review, provides a reliable evaluation of ultimate collectability of trade receivables. The receivables related to leasing activities were not significant to either period.

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

        In July 2010, the FASB issued authoritative guidance that requires expanded disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses on a disaggregated basis. The Company has adopted this guidance and has provided the required disclosures herein.

        In December 2010, the FASB issued authoritative guidance that modifies the requirements of step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The Company will adopt this guidance in the first quarter of fiscal 2012. The Company is still assessing the potential impact of adoption.

        In May 2011, the FASB issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards ("IFRS"). The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, the measurement of financial instruments held in a portfolio and instruments classified within shareholders' equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. The Company will adopt this guidance in the second quarter of fiscal 2012. The Company is still assessing the potential impact of adoption.

Note 3: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new share-based awards granted and outstanding using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three and six months ended May 29, 2011 and May 30, 2010 was $2.9 million and $5.8 million, respectively, for fiscal 2011 and $5.1 million and $9.2 million, respectively, for fiscal 2010.

Stock Option Awards

        During the three and six months ended May 29, 2011 and May 30, 2010, the Company granted no new options to purchase shares of its common stock.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        A summary of option activity under the 1998 Plan for the six months ended May 29, 2011, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 28, 2010	1,776,804	$1.17
Exercised	(231,791)	2.28
Forfeited	(22,000)	2.12

Outstanding May 29, 2011 (all fully vested and exercisable)	1,523,013	$0.99
Weighted average remaining contractual term	2.9 years
Aggregate intrinsic value of in-the-money options at May 29, 2011 (in thousands)	$2,425

        A summary of option activity under the 2004 Plan for the six months ended May 29, 2011, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 28, 2010	6,420,012	$5.50
Exercised	(35,365)	$1.67
Forfeited	(929,249)	$6.11

Outstanding May 29, 2011	5,455,398	$5.42
Weighted average remaining contractual term	4.1 years
Aggregate intrinsic value of in-the-money options (in thousands)	$1,402
Exercisable at May 29, 2011	4,447,377
Weighted average remaining contractual term	4.1 years
Aggregate intrinsic value of in-the-money options (in thousands)	$1,172

        As of May 29, 2011, the Company had approximately $0.9 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 2.6 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of May 29, 2011, the performance targets for certain of these stock options have not been met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period. Further, the Company did not recognize compensation cost for certain options that contain performance targets for fiscal years through 2010 which did not vest due to the related performance targets not being met. These options will not vest over a remaining requisite service period and were cancelled during the three and six months ended May 29, 2011.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

Restricted Shares and Share Unit Awards

        The Company has outstanding 97,324 restricted shares that are considered to be non-vested shares, and have the same rights as the Company's outstanding common shares, including dividend participation rights, except that they cannot be sold by the holder until the end of the vesting period. As of May 29, 2011, the remaining unrecognized compensation cost related to restricted share awards was $0.1 million which is expected to be recognized in the third quarter of fiscal 2011. None of these awards vested during the three and six months ended May 29, 2011 or May 30, 2010.

        During the three and six months ended May 29, 2011, the Company approved grants of 1,955,056 and 2,070,156 time-based restricted stock units ("RSUs"), respectively. The weighted average grant date fair value of the awards granted during the three and six months ended May 29, 2011 was $2.65. During the three and six months ended May 30, 2010, the Company approved grants of 250,000 RSUs which have a grant date fair value of $3.66 per unit. The awards granted in fiscal 2011 and 2010 vest ratably over a requisite service period and do not contain an accretion factor. The fair value of the Company's RSU awards is based on the closing price of the Company's common stock as of the grant date. The Company has outstanding RSU awards of several types: 1) Time-based RSU awards accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited; 2) Time-based RSU awards that vest ratably over a requisite service period; and 3) Performance-based RSUs which do not vest unless certain targets that are tied to the Company's earnings performance are met. None of the Company's outstanding RSUs contain dividend participation rights.

        A summary of the outstanding unvested RSU awards by type as of May 29, 2011 follows:

	Number of Awards	Unrecognized Compensation Expense (in thousands)
Time-based vesting awards with accretion factor	11,558,576	$5,601
Time-based vesting awards without accretion factor	2,722,823	5,799
Performance-based awards outstanding	430,968	13

Total	14,712,367	$11,413

Performance-based awards where targets are not expected to be met	114,800	$88

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        A summary of restricted share unit award activity for the six months ended May 29, 2011, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 28, 2010	12,811,956	$2.07
Granted	2,070,156	2.65
Vested	(157,230)	3.20
Forfeited	(12,515)	2.15

Outstanding May 29, 2011	14,712,367	$2.14
Weighted average remaining vesting period	1.3 years

Note 4: Inventories

        The major components of inventories were as follows (in thousands):

	May 29, 2011	November 28, 2010
Raw materials	$26,251	$26,449
Work in process	25,093	22,629
Finished goods	10,099	8,100

	$61,443	$57,178

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 5: Warranty Costs (Continued)

        The change in the Company's accrued warranty obligations for each of the six months ended May 29, 2011 and May 30, 2010 was as follows (in thousands):

	May 29, 2011	May 30, 2010
Accrued warranty obligations at beginning of period	$17,584	$16,464
Warranty claims	(7,897)	(9,865)
Warranty provisions	8,064	9,577

Accrued warranty obligations at end of period	$17,751	$16,176

        As of May 29, 2011 and November 28, 2010, $10.7 million and $10.5 million is included as a component of other accrued liabilities and $7.1 million and $7.1 million is included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $2.9 million and $3.3 million for the six months ended May 29, 2011 and the six months ended May 30, 2010, respectively.

Note 6: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the six months ended May 29, 2011 are as follows (in thousands):

Balance as of November 28, 2010	$361,958
Increase due to foreign currency translation	1,540

Balance as of May 29, 2011	$363,498

        Total other intangibles of $1.3 million (net of accumulated amortization of $3.3 million) as of May 29, 2011 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. During the three and six months ended May 29, 2011 and May 30, 2010, the Company recognized amortization expense associated with intangibles of $0.1 million and $0.1 million, respectively, for fiscal 2011 and $0.1 million and $0.1 million, respectively, for fiscal 2010. The Company expects to recognize amortization expense relating to these intangibles of $0.1 million for the remainder of 2011, $0.3 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $0.2 million in 2015.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Debt Issuance Costs

        On May 27, 2011 and March 16, 2010, the Company redeemed $10.0 million and $35.0 million, respectively, of the principal amount of its outstanding senior secured notes due April 2016 (the "Senior Notes") at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. In connection with the repurchases, the Company recognized the following charges which were recorded as a component of refinancing and extinguishment of debt in the Condensed Consolidated Statements of Operations:

	May 29, 2011	May 30, 2010
Premium paid to repurchase the notes	$300	$1,050
Write-off of related debt issuance costs and original issue discount	643	2,709

Note 8: Unconsolidated Affiliate Companies

        The Company is involved in a group of joint ventures to develop markets for Sealy branded products in Asia. Our ownership interest in these joint ventures is 50% and is accounted for under the equity method. The Company's share of earnings is recorded in equity in earnings of unconsolidated affiliates in the Condensed Consolidated Statements of Operations.

        Summarized statements of operations for these joint ventures for each of the three and six month periods ended May 29, 2011 and May 30, 2010 are as follows (in thousands):

	Three months		Six months
	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
Revenues	$13,103	$10,191	$25,421	$21,743
Gross profit	7,827	6,109	15,622	12,621
Income from operations	1,708	2,595	3,664	4,859
Net income	1,246	2,094	2,955	3,980

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations

        Long-term obligations as of May 29, 2011 and November 28, 2010 consisted of the following (in thousands):

	May 29, 2011	November 28, 2010
Asset-based revolving credit facility	$—	$—
Senior secured notes	295,362	304,318
Convertible notes(1)	182,770	181,341
Senior subordinated notes	268,945	268,945
Financing obligations	39,208	39,896
Other	560	750

	786,845	795,250
Less current portion	(2,069)	(2,166)

	$784,776	$793,084

(1)
Includes paid in kind ("PIK") interest of $5.8 million from January 16, 2011 through May 29, 2011 for which the principal balance of the Convertible Notes has not yet been increased.

        The Company's outstanding debt primarily consists of the following: 1) an asset-based revolving credit facility (the "ABL Revolver") which provides commitments of up to $100.0 million maturing in May 2013; 2) $350.0 million in original aggregate principal amount of Senior Notes; 3) $177.1 million in aggregate principal amount of senior secured convertible PIK notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and 4) senior subordinated notes which consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semi annually (the "2014 Notes").

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. As of May 29, 2011, there were no amounts outstanding under the ABL Revolver. At May 29, 2011, the Company had approximately $61.0 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.6 million.

        The ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of May 29, 2011, the Company was not in a minimum availability period under the ABL Revolver.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

Senior Secured Notes

        The Senior Notes mature in April 2016 and bear interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For each of the three and six months ended May 29, 2011 and May 30, 2010, the Company recognized additional interest expense of $0.3 and $0.7 million, respectively related to the accretion of the OID.

        As discussed in Note 7, on May 27, 2011 and March 16, 2010, the Company redeemed a portion of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

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

        During the three and six months ended May 29, 2011, there were no conversions of Convertible Notes into common shares.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. Upon the January 15th interest payment dates in both fiscal 2011 and 2010, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment of $7.6 million during the six months ended May 29, 2011. The recognition of the beneficial conversion feature resulted in the recognition of a discount, which was reflected as a reduction of the balance of the Convertible Notes with an offsetting increase to additional paid-in capital. The recognized discount will be accreted through interest expense over the remaining term of the Convertible Notes.

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

minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing Sealy Mattress Company's Senior Notes and 2014 Notes, Sealy Mattress Company is restricted from paying dividends or making other distributions to Sealy Corporation unless Sealy Mattress Company is able to satisfy certain requirements or use an available exception from the limitation. As of May 29, 2011, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $240.3 million to its parent due to the provisions in its long-term debt agreements. However, $30.0 million would be available for distribution without restriction. At May 29, 2011, the Company was in compliance with the covenants contained within the related note indentures and agreements.

Note 10: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to changes in interest rates, commodity prices and foreign currency exchange rates. All of the Company's designated hedging instruments are considered to be cash flow hedges.

Interest Rate Risk

        Prior to the disposition of the European operations, the Company was exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. However, the Company now has predominantly fixed rate debt outstanding. In order to manage the risk of variable interest rates prior to this event, the Company had entered into several interest rate swap agreements that converted the debt's variable interest rate to a fixed interest rate. The swap agreements pertaining to the Company's European debt were considered to be economic hedges which were not designated as hedging instruments. The gains and losses on both designated and undesignated swap agreements offset losses and gains on the transactions being hedged. The fair values of the interest rate agreements were estimated as described in Note 11, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

        As of May 29, 2011 and November 28, 2010, the Company did not have any outstanding interest rate swap agreements.

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

        At May 29, 2011, the Company had outstanding 55 forward foreign currency contracts and 1 foreign currency option contract to sell a total of 36.6 million Canadian dollars and receive U.S. dollars at specified exchange rates with expiration dates ranging from June 2011 through May 2012. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's U.S. dollar denominated purchases of raw materials. Further, the Company had outstanding one foreign currency forward contract to purchase a total of 0.1 million Swiss francs for U.S. dollars at a specified exchange rate with an expiration date of June 2011. This hedge was entered into to protect against the fluctuations in the scheduled payments to be made for certain equipment denominated in Swiss francs. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials and equipment related to changes in the foreign currency exchange rates.

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of cost of goods sold in the Condensed Consolidated Statements of Operations. At May 29, 2011 and November 28, 2010, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        At May 29, 2011, the maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through May 2012. Over the next 12 months, the Company expects to reclassify $0.5 million of deferred losses from accumulated other comprehensive income to cost of goods sold as related forecasted foreign currency payments are made.

        For the three and six months ended May 29, 2011, the Company recognized foreign currency transaction gains of $0.9 million and $1.2 million, respectively compared with gains of $0.6 million and $1.8 million, respectively for the three and six months ended May 30, 2010. These gains are recognized in cost of goods sold or selling, general and administrative expenses at the time they occur.

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

        At November 28, 2010, the Company had outstanding two fixed price swap contracts to purchase 0.2 million gallons of diesel fuel at specified prices. These hedges were entered into to protect against the fluctuations in the prices of diesel fuel purchased by certain of the Company's U.S. manufacturing facilities. The Company formally designated these contracts as cash flow hedges, and they are expected

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

to be highly effective in offsetting fluctuations in the forecasted purchases of diesel fuel related to changes in the underlying diesel fuel prices. No such contracts were outstanding at May 29, 2011.

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

        The Company concluded that the floor on the foreign exchange rate related to the payments to be made associated with the lease of its former Brazilian manufacturing facility and the related purchase option qualifies as an embedded derivative instrument that should be bifurcated from the lease agreement and recorded at fair value at the end of each reporting period. As of May 29, 2011 and November 28, 2010, the fair value of this derivative was an insignificant amount and $0.4 million, respectively and is recorded as a component of debt issuance costs, net, and other assets in the Consolidated Balance Sheet. The initial fair value of the embedded derivative was recorded as deferred lease income and is being amortized over the term of the lease.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        At May 29, 2011 and November 28, 2010, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	May 29, 2011		May 29, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$134	Other current liabilities	$(930)

Total derivatives designated as hedging instruments		134		(930)
Derivatives not designated as hedging instruments
Embedded foreign currency derivative	Other noncurrent assets	—	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments		—		—

Total derivatives		$134		$(930)

	Asset Derivatives		Liability Derivatives
	November 28, 2010		November 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$85	Other current liabilities	$(163)
Diesel fixed price swap contracts	Other current assets	44	Other current liabilities	—

Total derivatives designated as hedging instruments		129		(163)
Derivatives not designated as hedging instruments:
Embedded foreign currency derivative	Other noncurrent assets	380	Other noncurrent liabilities	—

Total derivatives		$509		$(163)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations, net of tax, for the three and six months ended May 29, 2011 and May 30, 2010, was as follows (in thousands):

Three Months Ended May 29, 2011
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	—	Selling, general and administrative expenses	—	Selling, general and administrative expenses	—
Foreign exchange contracts	244	Cost of goods sold	(504)	Cost of goods sold	—

Total	$244		$(504)		$—

Six Months Ended May 29, 2011
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	—	Selling, general and administrative expenses	63	Selling, general and administrative expenses	—
Foreign exchange contracts	(502)	Cost of goods sold	(610)	Cost of goods sold	—

Total	$(502)		$(547)		$—

Three Months Ended May 30, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	(11)	Selling, general and administrative expenses	32	Selling, general and administrative expenses	(16)
Foreign exchange contracts	(39)	Cost of goods sold	(5)	Cost of goods sold	—

Total	$(50)		$27		$(16)

Six Months Ended May 30, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	6	Selling, general and administrative expenses	32	Selling, general and administrative expenses	—
Foreign exchange contracts	(175)	Cost of goods sold	52	Cost of goods sold	—

Total	$(169)		$84		$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

Three Months Ended
		May 29, 2011	May 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Loss from discontinued operations	$—	$(9)

Total		$—	$(9)

Six Months Ended
		May 29, 2011	May 30, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Loss from discontinued operations	$—	$21

Total		$—	$21

Note 11: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding interest rate swaps, foreign currency derivative contracts and diesel fixed price swap contracts discussed above in Note 10. These contracts are valued using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency and diesel spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the second quarter of fiscal 2011 or 2010. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at May 29, 2011 Using
	May 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$134	$—	$134	$—
Foreign exchange and commodity derivative liabilities	(930)	—	(930)	—
Embedded foreign currency derivative in lease agreement	—	—	—	—

Total	$(796)	$—	$(796)	$—

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

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt, based on quoted market prices, at May 29, 2011 were as follows (in thousands):

Senior Secured Notes	$343,125
Convertible Notes	524,432
Senior Subordinated Notes	270,626

Note 12: Discontinued Operations

        In the fourth quarter of fiscal 2010, management divested the assets of its European manufacturing operations in France and Italy and ceased manufacturing operations in Brazil. These businesses have been accounted for as discontinued operations. During the three and six months ended May 29, 2011, the Company continued the liquidation of certain of its assets related to its Brazil operations. The charges related to these activities were recorded as a component of discontinued operations. The remaining current assets and liabilities of the Brazilian operations reflected within the Consolidated Balance Sheet at May 29, 2011 and November 28, 2010 were immaterial. The Company also recognized additional expenses related to the disposition of its European manufacturing operations which were primarily related to services rendered in connection with the disposition.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 12: Discontinued Operations (Continued)

        The operating results of the discontinued operations in total are summarized below (in thousands):

	Three months ended		Six months ended
	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
Net sales	$—	$26,002	$—	$53,741
Loss before income taxes	(746)	(2,816)	(1,164)	(5,215)
Income tax provision (benefit)	—	2	—	165

Loss from operations of discontinued operations	(746)	(2,818)	(1,164)	(5,380)
Loss on disposition of business, net of tax	(381)	—	(995)	—

Loss from discontinued operations	$(1,127)	$(2,818)	$(2,159)	$(5,380)

        In connection with the sale of the Company's European manufacturing operations, the Company made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by the Company, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of 3.5 million Euro under the terms of the contract. As of May 29, 2011, the Company has been notified of several outstanding contingencies that would be covered by this guarantee.

Note 13: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S. and Canada for the three and six months ended May 29, 2011 and May 30, 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
Service cost	$199	$179	$398	$359
Interest cost	360	337	719	674
Expected return on plan assets	(367)	(305)	(733)	(611)
Amortization of unrecognized losses	35	37	71	74
Amortization of unrecognized prior service cost	144	129	288	259

Net periodic pension cost*	$371	$377	$743	$755

Cash contributions	$538	$636	$758	$636

Weighted average expected return on plan assets	7.85%	7.85%	7.85%	7.85%

*
Net periodic pension cost recognized for the three and six months ended May 29, 2011 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2010. Similarly, net periodic pension cost for the three and six months ended May 30, 2010 is based upon preliminary estimates.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 13: Defined Benefit Pension Expense (Continued)

        The Company expects to make additional cash contributions to the defined benefit pension plans of approximately $1.4 million during the remainder of fiscal 2011.

Note 14: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and six months ended May 29, 2011 was approximately 128.8% and 74.8%, respectively, compared to approximately (26.7)% and 41.5%, for the three and six months ended May 30, 2010, respectively. The effective rate for the three months ended May 29, 2011 was higher than the rate for the three months ended May 30, 2010, primarily due to the decrease in income before income taxes.

        The Condensed Consolidated Balance Sheet as of May 29, 2011 includes accrued interest of $3.8 million and penalties of $2.0 million due to unrecognized tax benefits. As of November 28, 2010, the Company had recorded accrued interest of $3.7 million and penalties of $2.2 million due to unrecognized tax benefits.

        The Company expects the liability for uncertain tax positions to decrease by approximately $1.4 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following May 29, 2011. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15: Comprehensive Income

        Comprehensive (loss) income for the three and six months ended May 29, 2011 was $0.7 million and $3.5 million, respectively and for the three and six months ended May 30, 2010 was $(0.7) million and $4.0 million, respectively. The increase in comprehensive income for the three months ended May 29, 2011 compared to the three months ended May 30, 2010, was driven primarily by an increase in gains from foreign exchange translation. The decrease in comprehensive income for the six months ended May 29, 2011 compared to the six months ended May 30, 2010 was driven by decreases in net income offset by increases in gains from foreign exchange translations.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 15: Comprehensive Income (Continued)

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	May 29, 2011	November 28, 2010
Unrealized gain (loss) on cash flow hedges, net of tax of $(319) and $(64), respectively	$(502)	$(69)
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $4,592 and $4,717, respectively	(7,235)	(7,387)
Accumulated foreign currency translation adjustment	19,561	14,461

	$11,824	$7,005

Note 16: Commitments and Contingencies

Commitments

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three and six months ended May 30, 2011, severance costs of $0.1 million and $0.3 million were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended May 30, 2010, severance costs of $0.1 million and $1.4 million were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. Severance benefits of $0.3 million and $0.5 million have been accrued as of May 29, 2011 and November 28, 2010, respectively. The entire liability has been recorded as a component of accrued compensation within the accompanying Condensed Consolidated Balance Sheets as of May 29, 2011 and November 28, 2010, respectively.

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

Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of May 29, 2011 for $1.9 million ($2.1 million prior to discounting at 4.75%) associated with this remediation project.

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

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At May 29, 2011, the Company has recorded a reserve of $1.2 million related to the expected requirement to pay certain sales tax, fees and penalties associated with this assessment as a component of accrued expenses.

Note 17: Related Party Transactions

        During the three and six months ended May 29, 2011 and May 30, 2010, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.3 million and $0.7 million, respectively for fiscal 2011 and $0.5 million and $1.0 million, respectively for fiscal 2010. As of May 29, 2011 and November 28, 2010, $0.2 million of the costs incurred for these services was accrued as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also participates in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. The Company has received lease income on this property of an insignificant amount during the three and six months ended May 29, 2011 and May 30, 2010.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 17: Related Party Transactions (Continued)

        During the six months ended May 29, 2011 and May 30, 2010, the Company's joint ventures made a distribution to the Company of $1.0 million. These amounts have been reflected as a reduction of the investment in these joint ventures in the accompanying Condensed Consolidated Balance Sheets as of May 29, 2011 and November 28, 2010.

Note 18: Geographical Information

        Sales by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
United States	$253,443	$229,131	$492,187	$475,505
Canada	44,579	42,091	88,085	86,818
Other International	23,274	19,303	46,553	40,090

Total	$321,296	$290,525	$626,825	$602,413

Total International	$67,853	$61,394	$134,638	$126,908

        Long lived assets (principally property, plant and equipment) outside the United States were $34.8 million and $34.4 million as of May 29, 2011 and November 28, 2010, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	Three Months Ended		Six Months Ended
	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
	(in thousands)		(in thousands)
Numerator:
Net income from continuing operations, as reported	$750	$3,667	$880	$11,944
Net income attributable to participating securities	(1)	(11)	(1)	(37)
Interest on convertible notes	—	4,075	—	7,610

Net income from continuing operations available to common shareholders	$749	$7,731	$879	$19,517

Denominator:
Denominator for basic earnings per share—weighted average shares	98,040	94,604	97,928	94,563
Effect of dilutive securities:
Convertible debt	—	181,776	—	180,000
Stock options	796	1,094	841	1,217
Restricted share units	8,669	9,895	8,112	9,977
Other	428	345	417	335

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	107,933	287,714	107,298	286,092

        Options and share units (in thousands) not included in the computation of diluted earnings per share because their impact is antidilutive for the three and six months ended May 29, 2011 were 4,012 and 4,004, respectively. Additionally, for the three and six months ended May 29, 2011, the outstanding Convertible Notes were excluded from the computation of diluted earnings per share since their inclusion would be antidilutive. The Convertible Notes not included in the computation of diluted earnings per share for the three and six months ended May 29, 2011 convert into a weighted average 196,610 and 194,646 shares (in thousands), respectively. Options and share units (in thousands) not included in the calculation of diluted earnings per share because their impact is antidilutive for the three and six months ended May 30, 2010 were 5,315 and 5,332, respectively.

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of May 29, 2011 and November 28, 2010, Condensed Consolidating Statements of Operations for the three and six months ended May 29, 2011 and May 30, 2010, and Condensed Consolidating Statements of Cash Flows for the six months ended May 29, 2011 and May 30, 2010.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

May 29, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$1,655	$—	$9,234	$16,092	$52,311	$—	$79,292
Accounts receivable, net	—	—	18	95,719	56,018	—	151,755
Inventories	—	—	1,673	51,530	8,382	(142)	61,443
Other current assets and deferred income taxes	400	—	686	41,907	7,616	—	50,609

Total current assets	2,055	—	11,611	205,248	124,327	(142)	343,099
Property, plant and equipment, at cost	—	—	9,591	351,549	37,785	—	398,925
Less accumulated depreciation	—	—	(5,607)	(202,986)	(21,312)	—	(229,905)

	—	—	3,984	148,563	16,473	—	169,020
Other assets:
Goodwill	—	—	24,741	301,942	36,815	—	363,498
Intangible assets, net	—	—	—	1,233	20	—	1,253
Net investment in subsidiaries	(176,298)	240,323	380,458	152,334	—	(596,817)	—
Due from (to) affiliates	286,466	(416,621)	550,631	(136,615)	(100,498)	(183,363)	—
Debt issuance costs, net and other assets	—	—	19,292	19,120	17,370	—	55,782

	110,168	(176,298)	975,122	338,014	(46,293)	(780,180)	420,533

Total assets	$112,223	$(176,298)	$990,717	$691,825	$94,507	$(780,322)	$932,652

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,636	$433	$—	$2,069
Accounts payable	—	—	461	51,420	22,165	—	74,046
Accrued customer incentives and advertising	—	—	—	19,207	6,821	—	26,028
Accrued compensation	—	—	393	14,220	3,097	—	17,710
Accrued interest	—	—	1,273	12,932	—	—	14,205
Other accrued liabilities	—	—	1,501	25,255	5,577	—	32,333

Total current liabilities	—	—	3,628	124,670	38,093	—	166,391
Long-term obligations	182,770	—	747,077	37,699	—	(182,770)	784,776
Other liabilities	—	—	—	45,071	6,119	—	51,190
Deferred income tax liabilities	—	—	(311)	524	629	—	842
Stockholders' equity (deficit)	(70,547)	(176,298)	240,323	483,861	49,666	(597,552)	(70,547)

Total liabilities and stockholders' equity (deficit)	$112,223	$(176,298)	$990,717	$691,825	$94,507	$(780,322)	$932,652

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended May 29, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$22,963	$236,852	$66,525	$(5,044)	$321,296
Cost and expenses:
Cost of goods sold	—	—	12,878	149,552	38,897	(5,105)	196,222
Selling, general and administrative	—	—	2,162	86,658	18,627	—	107,447
Amortization expense	—	—	—	72	—	—	72
Royalty (income) expense, net	—	—	—	(4,804)	—	—	(4,804)

Income from operations	—	—	7,923	5,374	9,001	61	22,359
Interest expense	—	77	20,787	530	272	—	21,666
Refinancing and extinguishment of debt	—	—	1,236	—	—	—	1,236
Other (income) expense, net	—	—	—	—	(102)	—	(102)
Loss (income) from equity investees	377	322	3,745	—	—	(4,444)	—
Loss (income) from non- guarantor equity investees	—	—	—	(5,121)	—	5,121	—
Capital charge and intercompany interest allocation	—	—	(18,858)	17,185	1,673	—	—

Income (loss) before income taxes	(377)	(399)	1,013	(7,220)	7,158	(616)	(441)
Income tax provision (benefit)	—	(22)	1,335	(3,604)	1,708	15	(568)
Equity in earnings of unconsolidated affiliates	—	—	—	—	623	—	623

Income (loss) from continuing operations	(377)	(377)	(322)	(3,616)	6,073	(631)	750
Loss from discontinued operations	—	—	—	(175)	(952)	—	(1,127)

Net income (loss)	$(377)	$(377)	$(322)	$(3,791)	$5,121	$(631)	$(377)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended May 30, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$18,676	$218,859	$59,904	$(6,914)	$290,525
Cost and expenses:
Cost of goods sold	—	—	11,310	130,484	34,155	(6,998)	168,951
Selling, general and administrative	369	—	1,770	80,108	16,050	—	98,297
Amortization of intangibles	—	—	—	72	—	—	72
Royalty (income) expense, net	—	—	—	(3,807)	—	—	(3,807)

Income from operations	(369)	—	5,596	12,002	9,699	84	27,012
Interest expense	—	79	20,332	571	255	—	21,237
Refinancing and extinguishment of debt and interest rate derivatives	—	—	3,759	—	—	—	3,759
Other (income) expense, net	—	—	—	—	(52)	—	(52)
Loss (income) from equity investees	(2,454)	(3,343)	23,918	—	—	(18,121)	—
Loss (income) from non- guarantor equity investees	—	—	—	(3,879)	—	3,879	—
Capital charge and intercompany interest allocation	—	—	(18,627)	17,959	668	—	—

Income (loss) before income taxes	2,085	3,264	(23,786)	(2,649)	8,828	14,326	2,068
Income tax expense (benefit)	1,236	810	(27,129)	21,254	3,178	99	(552)
Equity in earnings of unconsolidated affiliates	—	—	—	—	1,047	—	1,047

Income (loss) from continuing operations	849	2,454	3,343	(23,903)	6,697	14,227	3,667
Loss from discontinued operations	—	—	—	—	(2,818)	—	(2,818)

Net income (loss)	$849	$2,454	$3,343	$(23,903)	$3,879	$14,227	$849

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Six Months Ended May 29, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$44,121	$461,477	$131,554	$(10,327)	$626,825
Cost and expenses:
Cost of goods sold	—	—	25,008	292,207	76,558	(10,526)	383,247
Selling, general and administrative	—	—	4,116	170,415	36,650	—	211,181
Amortization expense	—	—	—	144	—	—	144
Royalty (income) expense, net	—	—	—	(9,775)	—	—	(9,775)

Income from operations	—	—	14,997	8,486	18,346	199	42,028
Interest expense	—	154	41,432	1,102	686	—	43,374
Refinancing and extinguishment of debt	—	—	1,236	—	—	—	1,236
Other (income) expense, net	—	—	—	—	(207)	—	(207)
Loss (income) from equity investees	1,279	1,172	8,115	—	—	(10,566)	—
Loss (income) from non- guarantor equity investees	—	—	—	(10,732)	—	10,732	—
Capital charge and intercompany interest allocation	—	—	(37,628)	35,159	2,469	—	—

Income (loss) before income taxes	(1,279)	(1,326)	1,842	(17,043)	15,398	33	(2,375)
Income tax provision (benefit)	—	(47)	3,014	(9,145)	4,341	60	(1,777)
Equity in earnings of unconsolidated affiliates	—	—	—	—	1,478	—	1,478

Income (loss) from continuing operations	(1,279)	(1,279)	(1,172)	(7,898)	12,535	(27)	880
Loss from discontinued operations	—	—	—	(356)	(1,803)	—	(2,159)

Net income (loss)	$(1,279)	$(1,279)	$(1,172)	$(8,254)	$10,732	$(27)	$(1,279)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Six Months Ended May 30, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$40,259	$452,279	$123,789	$(13,914)	$602,413
Cost and expenses:
Cost of goods sold	—	—	24,237	267,826	69,802	(13,908)	347,957
Selling, general and administrative	388	—	3,729	161,209	33,259	—	198,585
Amortization of intangibles	—	—	—	144	—	—	144
Royalty (income) expense, net	—	—	—	(7,928)	(1)	—	(7,929)

Income from operations	(388)	—	12,293	31,028	20,729	(6)	63,656
Interest expense	—	159	41,048	1,235	528	—	42,970
Refinancing and extinguishment of debt and interest rate derivatives	—	—	3,759	—	—	—	3,759
Other (income) expense, net	—	—	—	—	(102)	—	(102)
Loss (income) from equity investees	(8,149)	(9,055)	19,249	—	—	(2,045)	—
Loss (income) from non- guarantor equity investees	—	—	—	(8,303)	—	8,303	—
Capital charge and intercompany interest allocation	—	—	(37,483)	34,579	2,904	—	—

Income (loss) before income taxes	7,761	8,896	(14,280)	3,517	17,399	(6,264)	17,029
Income tax expense (benefit)	1,307	747	(23,335)	22,732	5,596	28	7,075
Equity in earnings of unconsolidated affiliates	—	—	—	—	1,990	—	1,990

Income (loss) from continuing operations	6,454	8,149	9,055	(19,215)	13,793	(6,292)	11,944
Loss from discontinued operations	110	—	—	—	(5,490)	—	(5,380)

Net income (loss)	$6,564	$8,149	$9,055	$(19,215)	$8,303	$(6,292)	$6,564

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Six Months Ended May 29, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$20,882	$(36,254)	$7,726	$—	$(7,646)

Investing activities:
Purchase of property, plant and equipment	—	—	(126)	(12,569)	(544)	—	(13,239)
Proceeds from the sale of property, plant, and equipment	—	—	—	—	22	—	22
Net activity in investment in and advances from (to) subsidiaries and affiliates	62	—	(10,275)	6,738	3,475	—	—

Net cash provided by (used in) investing activities	62	—	(10,401)	(5,831)	2,953	—	(13,217)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	583	—	—	—	—	—	583
Repurchase of common stock	—	—	—	(67)	—	—	(67)
Proceeds from issuance of long term obligations	—	—	—	—	1,643	—	1,643
Repayments of long-term obligations	—	—	—	(864)	(1,642)	—	(2,506)
Repayment of senior secured notes	—	—	(10,300)	—	—	—	(10,300)
Debt issuance costs	—	—	(147)	—	—	—	(147)
Other	—	—	(34)	—	—	—	(34)

Net cash provided by (used in) financing activities	583	—	(10,481)	(931)	1	—	(10,828)

Effect of exchange rate changes on cash	—	—	—	—	1,728	—	1,728

Change in cash and equivalents	645	—	—	(43,016)	12,408	—	(29,963)
Cash and equivalents:
Beginning of period	1,010	—	9,234	59,108	39,903	—	109,255

End of period	$1,655	$—	$9,234	$16,092	$52,311	$—	$79,292

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

BUSINESS OVERVIEW

        Our mattress and foundation products include the Sealy, Sealy Posturepedic, Embody by Sealy, Stearns & Foster, and Bassett brands. We produce a variety of innerspring, visco-elastic (memory foam) and latex foam products.

        During 2010, we saw the weak economic and retail environments begin to turn around and saw an increase in mattress sales across the industry in the fourth quarter of 2010. However, we are beginning to see some weakness in the mattress industry based on the current economic slowdown that is being experienced worldwide.

        In 2011, we launched our Next Generation Posturepedic line which is the single largest product line in our portfolio. This line of products incorporates the knowledge gained from our consumer research and product reviews with key retail partners as well as new benefits and technologies developed specifically for the line. Through the end of the second quarter of 2011, the Next Generation Posturepedic line has been distributed to a majority of our customers. In conjunction with the release of our Next Generation Posturepedic line, we also introduced a new national advertising campaign which is being communicated across a variety of mediums including television, print, digital outlets and the retail environment. The three and six months ended May 29, 2011 include approximately $12.7 million and $23.9 million, respectively, of incremental costs associated with the launch of the Next Generation Posturepedic line, including price discounting for the old line, manufacturing start-up, launch related costs and national advertising expense.

        Our industry has experienced significant volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. and other forces beyond our control. During fiscal 2010, the cost of these components became more stable, but began increasing in the latter part of the year. Through the first half of fiscal 2011, we have experienced some inflation in the cost of raw materials and expect that the cost of raw materials may continue to increase and experience volatility through the remainder of the year. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire, have enacted cost increases that have had an effect on the prices of our raw materials. We have recently introduced price increases and a fuel surcharge to our customers in order to mitigate the impact of the inflation we have seen, but these price increases may not sufficiently offset additional inflation during the remainder of the fiscal year.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended May 29, 2011 and May 30, 2010, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	May 29, 2011		May 30, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$321,296	100.0%	$290,525	100.0%
Cost of goods sold	196,222	61.1	168,951	58.2

Gross profit	125,074	38.9	121,574	41.8
Selling, general and administrative expenses	107,447	33.4	98,297	33.8
Amortization expense	72	—	72	—
Royalty income, net of royalty expense	(4,804)	(1.5)	(3,807)	(1.3)

Income from operations	22,359	7.0	27,012	9.3
Interest expense	21,666	6.7	21,237	7.3
Refinancing and extinguishment of debt	1,236	0.4	3,759	1.3
Other income, net	(102)	—	(52)	—

(Loss) income before income taxes	(441)	(0.1)	2,068	0.7
Income tax provision	(568)	(0.2)	(552)	(0.2)
Equity in earnings of unconsolidated affiliates	623	0.2	1,047	0.4

Income from continuing operations	750	0.2	3,667	1.3
Loss from discontinued operations	(1,127)	(0.4)	(2,818)	(1.0)

Net (loss) income	$(377)	(0.2)%	$849	0.3%

Effective tax rate	128.8%		(26.7)%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	May 29, 2011	May 30, 2010
United States	78.9%	78.9%
Canada	13.9	14.5
Other	7.2	6.6

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the three months ended
	May 29, 2011		May 30, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	253,443	100.0	229,131	100.0
Cost of goods sold	156,342	61.7	133,843	58.4

Gross profit	97,101	38.3	95,288	41.6
Total International (U.S. Dollars):
Net sales	67,853	100.0	61,394	100.0
Cost of goods sold	39,880	58.8	35,108	57.2

Gross profit	27,973	41.2	26,286	42.8
Canada:
U.S. Dollars:
Net sales	44,579	100.0	42,091	100.0
Cost of goods sold	26,476	59.4	23,684	56.3

Gross profit	18,103	40.6	18,407	43.7
Canadian Dollars:
Net sales	43,264	100.0	43,132	100.0
Cost of goods sold	25,697	59.4	24,272	56.3

Gross profit	17,567	40.6	18,860	43.7
Other International (U.S. Dollars):
Net sales	23,274	100.0	19,303	100.0
Cost of goods sold	13,404	57.6	11,424	59.2

Gross profit	9,870	42.4	7,879	40.8

  Quarter Ended May 29, 2011 compared with Quarter Ended May 30, 2010

        Net Sales.    Our consolidated net sales for the quarter ended May 29, 2011, were $321.3 million, an increase of $30.8 million, or 10.6%, from the quarter ended May 30, 2010. This increase was driven primarily by growth in our domestic market. Total U.S. net sales were $253.4 million for the second quarter of fiscal 2011, an increase of 10.6% from the second quarter of fiscal 2010. The U.S. net sales increase of $24.3 million was attributable to a 12.2% increase in wholesale unit volume, offset by a 1.2% decrease in wholesale average unit selling price, which excludes third party sales from our component plants. The increase in unit volume is attributable to higher sales of our Next Generation Posturepedic line which had been distributed to the majority of our customers by the end of the second quarter as well as increased sales of Sealy branded products. The decrease in our average unit selling price was driven by the heavy mix of Next Generation Posturepedic floor samples which typically carry a significant discount during the line's initial distribution. International net sales increased $6.5 million, or 10.5%, from the second quarter of fiscal 2010 to $67.9 million. This increase was primarily due to increased sales in the Argentina, Mexico and Canada markets. In Canada, local currency sales increases of 0.3% translated into increases of 5.9% in U.S. dollars due to an increase in the average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 6.3% increase in unit volume, offset by a 5.6% decrease in average unit selling price. The increase in unit volume was attributable to higher promotional and specialty bedding sales. The lower average unit selling price was driven primarily by strategic merchandising and promotional activity.

        Gross Profit.    Our consolidated gross profit for the quarter was $125.1 million, an increase of $3.5 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 2.9 percentage points to 38.9%. While margin decreases were experienced in both the U.S. and Canadian markets, the decrease in percentage of net sales was primarily due to a decrease in gross profit margin in our U.S. operations. U.S. gross profit increased $1.8 million to $97.1 million, which, as a percentage of net sales, represents a decrease of 3.3 percentage points to 38.3% of net sales. The increase in absolute dollars was driven by increased sales levels. The decrease in percentage of net sales was driven primarily by the launch of the Next Generation Posturepedic line, which had been distributed to most customers by the end of the second quarter of fiscal 2011. The launch included costs related to the heavy mix of discounted floor samples and start up efforts of the new line. These combined actions negatively impacted U.S. gross profit margin by approximately 2.0 percentage points. Higher material costs related to increased commodity prices and other inflation contributed 1.2 percentage points of the decrease in U.S. gross profit margin. Additionally, the increased sales of Sealy branded product discussed above contributed to the lower margins in the current quarter as these value priced products carry a lower gross margin. In local currency, the gross profit margin in Canada was 40.6% as a percentage of net sales which represents a decrease of 3.1 percentage points. This decrease was primarily driven by the impact of the lower average unit selling price discussed above coupled with higher material costs.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense increased $9.2 million to $107.4 million. As a percentage of net sales, this expense was 33.4% and 33.8% for the quarters ended May 29, 2011 and May 30, 2010, respectively, a decrease of 0.4 percentage points. The increase in absolute dollars was primarily driven by a $7.3 million increase in volume driven variable expenses, consisting of a $3.0 million increase in delivery costs due to higher fuel costs, a $2.9 million increase in cooperative advertising and promotional costs, and a $1.4 million increase in bad debt expenses. Fixed operating costs, exclusive of non-cash compensation expense, increased $4.4 million from the prior year period. This increase is primarily due to an increase of $4.0 million in costs incurred to support the launch of the Next Generation Posturepedic line and $1.8 million in costs related to our new advertising campaign. These costs were offset by a $2.4 million decrease in expected incentive based compensation for fiscal 2011. Non-cash compensation expense decreased by $2.2 million compared to the second quarter of fiscal 2010 due primarily to the recognition of expense related to the vesting of restricted share unit grants.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $4.8 million for the three months ended May 29, 2011 increased $1.0 million from the prior year period due to increased royalties recognized related to international licenses including the new Europe and Brazil license arrangements.

        Interest Expense.    Our consolidated interest expense for the second quarter of fiscal 2011 remained relatively consistent with the prior year period. Our net weighted average borrowing cost was 10.9% and 10.6% for the three months ended May 29, 2011 and May 30, 2010, respectively. Our net weighted average borrowing cost was unfavorably impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the three month periods ended May 29, 2011 and May 30, 2010:

	Three Months Ended:
	May 29, 2011	May 30, 2010
Cash interest expense	$15,419	$15,581
Non-cash interest expense	6,247	5,656

	$21,666	$21,237

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended May 29, 2011 was 128.8% compared to (26.7)% for the three months ended May 30, 2010. The effective rate for the fiscal 2011 period was higher than the fiscal 2010 period primarily due to lower income before income taxes.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures have decreased $0.4 million from the second quarter of fiscal 2010 primarily due to decreased profitability in the China and Hong Kong markets.

        Discontinued Operations.    During the fourth quarter of fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy. Also during the fourth quarter of fiscal 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and accordingly, we have reclassified the results of operations and any losses resulting from disposition for all periods presented to reflect them as such. Amounts recognized in fiscal 2011 primarily include charges related to the continued liquidation of certain of the assets related to our Brazil operations as well as charges for services performed in connection with the discontinuance of these operations.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the six months ended May 29, 2011 and May 30, 2010, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the six months ended:
	May 29, 2011		May 30, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$626,825	100.0%	$602,413	100.0%
Cost of goods sold	383,247	61.1	347,957	57.8

Gross profit	243,578	38.9	254,456	42.2
Selling, general and administrative expenses	211,181	33.7	198,585	33.0
Amortization expense	144	—	144	—
Royalty income, net of royalty expense	(9,775)	(1.6)	(7,929)	(1.3)

Income from operations	42,028	6.8	63,656	10.5
Interest expense	43,374	6.9	42,970	7.1
Refinancing and extinguishment of debt	1,236	0.2	3,759	0.6
Other income, net	(207)	—	(102)	—

(Loss) income before income taxes	(2,375)	(0.3)	17,029	2.8
Income tax (benefit) provision	(1,777)	(0.3)	7,075	1.2
Equity in earnings of unconsolidated affiliates	1,478	0.2	1,990	0.3

Income (loss) from continuing operations	880	0.1	11,944	2.0
Loss from discontinued operations	(2,159)	(0.3)	(5,380)	(0.9)

Net (loss) income	$(1,279)	(0.2)%	$6,564	1.1%

Effective tax rate	74.8%		41.5%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Six Months Ended:
	2011	2010
United States	78.5%	78.9%
Canada	14.1	14.4
Other	7.4	6.7

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

  Six Months Ended May 29, 2011 compared with Six Months Ended May 30, 2010

	For the six months ended:
	May 29, 2011		May 30, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	492,187	100.0	475,505	100.0
Cost of goods sold	304,516	61.9	276,104	58.1

Gross profit	187,671	38.1	199,401	41.9
Total International (U.S. Dollars):
Net sales	134,638	100.0	126,908	100.0
Cost of goods sold	78,731	58.5	71,853	56.6

Gross profit	55,907	41.5	55,055	43.4
Canada:
US Dollars:
Net sales	88,085	100.0	86,818	100.0
Cost of goods sold	51,777	58.8	48,464	55.8

Gross profit	36,308	41.2	38,354	44.2
Canadian Dollars:
Net sales	86,770	100.0	90,319	100.0
Cost of goods sold	50,989	58.8	50,416	55.8

Gross profit	35,781	41.2	39,903	44.2
Other International (U.S. Dollars):
Net sales	46,553	100.0	40,090	100.0
Cost of goods sold	26,954	57.9	23,389	58.3

Gross profit	19,599	42.1	16,701	41.7

        Net Sales.    Our consolidated net sales for the six months ended May 29, 2011, were $626.8 million, an increase of $24.4 million, or 4.1%, from the six months ended May 30, 2010. This increase was due to increases in the U.S. and Other International businesses. Total U.S. net sales were $492.2 million for the first half of fiscal 2011, an increase of 3.5% from the first half of fiscal 2010. The U.S. net sales increase of $16.7 million was attributable to a 5.2% increase in wholesale unit volume, which excludes third party sales from our component plants, offset by a 1.6% decrease in wholesale average unit selling price. The increases in unit volume and decreases in average unit selling price are primarily attributable to the growth of our Sealy branded products which have seen significant increases over the first half of fiscal 2010. These products have also contributed to the lower average unit selling price as these value priced products made up an increased portion of total sales. International net sales increased $7.7 million or 6.1%, from the first quarter of fiscal 2010 to $134.6 million. This increase was primarily due to increased sales in the Argentina and Mexico markets. In Canada, local currency sales decreases of 3.9% translated into increases of 1.5% in U.S. dollars due to an increase in the average value of the Canadian dollar versus the U.S. dollar. Local currency sales performance in Canada was driven by a 4.3% decrease in average unit selling price, offset by a 0.4% increase in unit volume. The lower average unit selling price was driven by the overall decrease in sales of premium products and stronger sales of products at lower price points. The increase in unit volume was driven by promotional activity.

        Gross Profit.    Our consolidated gross profit for the six months was $243.6 million, a decrease of $10.9 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 3.3 percentage points to 38.9%. While margin decreases were experienced in both the U.S. and Canadian markets, the decrease in percentage of net sales was primarily due to a decrease in gross profit margin in our U.S. operations. U.S. gross profit decreased $11.7 million to $187.7 million, which, as a percentage of net sales, represents a decrease of 3.8 percentage points to 38.1% of net sales. The decrease in percentage of net sales was driven primarily by the launch of the Next Generation Posturepedic line which had been distributed to the majority of our customers by the end of the second quarter. The launch included costs related to the discounting of floor samples and start up efforts of the new line. These combined actions negatively impacted U.S. gross profit margin by approximately 2.0 percentage points. Higher material costs related to increased commodity prices and other inflation contributed 1.4 percentage points of the decrease in U.S. gross profit margin. Additionally, the increased sales of Sealy branded product discussed above contributed to the lower margins in the current quarter as these value priced products carry a lower gross margin. In local currency, the gross profit margin in Canada was 41.2% as a percentage of net sales which represents a decrease of 3.0 percentage points. This decrease was primarily driven by the impact of the lower average unit selling price discussed above coupled with higher material costs.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense increased $12.6 million to $211.2 million. As a percentage of net sales, this expense was 33.7% and 33.0% for the six months ended May 29, 2011 and May 30, 2010, respectively, an increase of 0.7 percentage points. The increase in absolute dollars and as a percentage of net sales was primarily driven by an increase in fixed operating costs. Fixed operating costs, exclusive of non-cash compensation expense, increased $10.4 million from the prior year period. This increase is primarily due to an increase of $4.0 million related to our new advertising campaign and $5.2 million in costs incurred to support the launch of the Next Generation Posturepedic line. Volume driven variable expenses increased from the first half of fiscal 2010 by $7.5 million. This increase consists of a $3.8 million increase in delivery costs due to higher fuel costs, a $1.9 million increase in bad debt expense and a $1.8 million increase in cooperative advertising and promotional costs. Non-cash compensation expense decreased by $3.4 million compared to the first half of fiscal 2010 due primarily to the recognition of expense related to the vesting of restricted share unit grants. Additionally, one-time severance costs related to employee terminations decreased by $1.1 million from fiscal 2010.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, of $9.8 million for the six months ended May 29, 2011 increased $1.8 million from the prior year period due to increased royalties recognized related to international licenses including the new Europe and Brazil license arrangements.

        Interest Expense.    Our consolidated interest expense for the first six months of fiscal 2011 remained consistent with the prior year period. Our net weighted average borrowing cost was 10.9% and 10.6% for the six months ended May 29, 2011 and May 30, 2010, respectively. Our net weighted average borrowing cost was unfavorably impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the three month periods ending May 29, 2011 and May 30, 2010:

	Six Months Ended:
	May 29, 2011	May 30, 2010
Cash interest expense	$30,984	$32,032
Non-cash interest expense	12,390	10,938

	$43,374	$42,970

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the six months ended May 29, 2011 was 74.8% compared to 41.5% for the six months ended May 30, 2010. The effective rate for the fiscal 2011 period was higher than the fiscal 2010 period primarily due to lower income before income taxes.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures have decreased $0.5 million from the first six months of fiscal 2010 due to decreased profitability in the China and Hong Kong markets.

        Discontinued Operations.    During the fourth quarter of fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy. Also during the fourth quarter of fiscal 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and accordingly, we have reclassified the results of operations and any losses resulting from disposition for all periods presented to reflect them as such. Amounts recognized in the first half of fiscal 2011 primarily include charges related to the continued liquidation of certain of the assets related to our Brazil operations as well as charges for services performed in connection with the discontinuance of these operations.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal source of funds is cash flows from operations. However, we also have the ability to borrow under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $13.2 million for the six months ended May 29, 2011. We expect total 2011 capital expenditures to be approximately $25.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, machinery and equipment, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At May 29, 2011, the Company had approximately $61.0 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.6 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the ABL Revolver is determined based on our U.S. accounts receivable and inventory balances. Our net weighted average borrowing cost was 10.9% and 10.6% for the six months ended May 29, 2011 and May 30, 2010, respectively. As of June 21, 2011, we had no borrowings outstanding under the ABL Revolver.

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

        At May 29, 2011, there were no amounts outstanding under the ABL Revolver. The Senior Notes have an outstanding balance of $295.4 million at May 29, 2011 which gives effect to an unamortized original issue discount of $9.6 million. As of May 29, 2011, the Convertible Notes have an outstanding balance of $182.8 million. We also have an outstanding principal balance of $268.9 million at May 29, 2011 on the 2014 Notes.

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At May 29, 2011, there were no amounts outstanding under the ABL Revolver.

        At May 29, 2011, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which may from time to time include the redemption or repurchase of part or all of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of May 29, 2011, we have repurchased shares for $16.3 million under this program, none of which was repurchased during the second quarter of fiscal 2011. From May 29, 2011 through June 21, 2011, we did not repurchase any additional shares under this program.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $2.1 million during the next twelve months, with $1.6 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our Senior Notes, 2014 Notes or the Convertible Notes during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement as of May 29, 2011, we do not currently expect a dividend will be declared in the second quarter of fiscal 2011.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Six Months Ended:
	May 29, 2011	May 30, 2010
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(7,646)	$(4,430)
Investing activities	(13,217)	(6,611)
Financing activities	(10,828)	(39,281)
Effect of exchange rate changes on cash	1,728	(1,548)

Change in cash and cash equivalents	(29,963)	(51,870)
Cash and cash equivalents:
Beginning of period	109,255	131,427

End of period	$79,292	$79,557

  Six Months Ended May 29, 2011 Compared With Six Months Ended May 30, 2010

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $3.2 million to a use of cash of $7.6 million for the six months ended May 29, 2011 from a use of cash of $4.4 million for the six months ended May 30, 2010. The decrease in cash flows from operations for the six months ended May 29, 2011 compared to the same prior year period was primarily driven by lower net income. The lower net income was offset by decreased use of working capital during the first six months of fiscal 2011 which was driven primarily by lower incentive and deferred compensation payments and improved inventory management during fiscal 2011.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the six months ended May 29, 2011 were $13.2 million as compared to net cash used in investing activities of $6.6 million for the six months ended May 30, 2010. This difference of $6.6 million is primarily due to higher capital expenditures in support of the launch of our Next Generation Posturepedic line.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the six months ended May 29, 2011 was $10.8 million compared with cash used in financing activities of $39.3 million for the six months ended May 30, 2010. This change was primarily driven by the decreased level of Senior Note repurchases in fiscal 2011 compared with fiscal 2010.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following May 29, 2011. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our ABL Revolver.

        Our ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of May 29, 2011, we were not in a period of minimum availability and did not have any outstanding borrowings under the ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the ABL Revolver. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio of 1.25 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At May 29, 2011, adjustments to Adjusted EBITDA for cash taxes paid and unfinanced capital expenditures were $41.0 million. Fixed charges as calculated under the terms of the ABL Revolver agreement were $64.4 million. This results in a fixed charge coverage ratio of 1.70 to 1.00 at May 29, 2011 under the terms of the ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and 2014 Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At May 29, 2011, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and 2014 Notes were $79.0 million, resulting in a fixed charge coverage ratio of 1.90 to 1.00.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended May 29, 2011 and May 30, 2010:

	Three Months Ended:		Six Months Ended:
	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
	(in thousands)		(in thousands)
Net (loss) income	$(377)	$849	$(1,279)	$6,564
Interest expense	21,666	21,237	43,374	42,970
Income taxes	(568)	(552)	(1,777)	7,075
Depreciation and amortization	6,208	7,144	12,262	12,843

	26,929	28,678	52,580	69,452
Adjustments for debt covenants:
Refinancing charges	1,236	3,759	1,236	3,759
Non-cash compensation	2,894	5,098	5,773	9,214
KKR consulting fees	293	524	659	1,020
Severance charges	227	137	460	1,252
Discontinued operations	1,127	2,818	2,159	5,380
Other (various)(a)	110	(665)	(47)	209

Adjusted EBITDA	$32,816	$40,349	$62,820	$90,286

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.5 million and $1.1 million impact on our financial position for the three and six months ended May 29, 2011, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At May 29, 2011, we had outstanding forward and option foreign currency contracts to sell a total of 36.6 million Canadian dollars for U.S. dollars. The expiration dates for the Canadian dollar contracts range from June 2011 to May 2012. At May 29, 2011, the fair value of these contracts was a net liability of $0.8 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        Based on the amount of variable-rate debt outstanding at May 29, 2011, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        We experienced more stability in the prices of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts in fiscal 2010, but saw the prices increase in the latter part of the year. In addition, we are now seeing trends that may create inflation in the prices of these products. We expect volatility in the prices of these commodities through fiscal 2011. Specifically, the prices of polyurethane foam chemicals are accelerating at higher rates whereas polyester and rayon prices have only recently reached stability. From time to time, we enter into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts are entered into in the normal course of business. From time to time we also hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices. At May 29, 2011 we had no diesel fuel contracts outstanding. At November 28, 2010, there were outstanding contracts to purchase 0.2 million gallons of diesel fuel. The fair value of the contracts outstanding at November 28, 2010 was an asset of an insignificant amount.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows information regarding our repurchases of the Company's common stock during the second quarter of fiscal 2011:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
February 28 - March 27, 2011	—	$—	—	$83,746,985
March 28 - April 24, 2011	27,690	2.45	—	83,746,985
April 25 - May 29, 2011	—		—	83,746,985

Total	27,690		—

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

        Subsequent to May 29, 2011, through June 21, 2011, 1,467,367 shares of Sealy Corporation common stock were surrendered by participants in the Company's 1998 and 2004 Stock Option Plans to cover the individuals' minimum tax withholding obligations related to the vesting of certain restricted stock unit awards that were granted on June 12, 2010. For further details of these awards and related stock ownership guidelines for the Company's senior management, refer to the Company's definitive Proxy Statement filed on March 4, 2011 and Exhibit 10.34 to the Company's Annual Report on Form 10-K filed on January 21, 2011.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    (Removed and Reserved)

Item 5.    Other Information

  None

Item 6.    Exhibits

†10.42	Restricted Stock Unit Agreement dated May 25, 2011 by and between Sealy Corporation and Lawrence J. Rogers.
†31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
†31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
†32	Certification pursuant to 18 U.S.C. Section 1350.

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

Date: June 28, 2011

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets May 29, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended May 29, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended May 30, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended May 29, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended May 30, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended May 29, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended May 30, 2010 (in thousands)
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