Form 10-Q
period 2011-08-28
SEALY CORP
filed 2011-09-27
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 28, 2011
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

        The number of shares of the registrant's common stock outstanding as of September 20, 2011 is approximately: 100,820,532.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 28, 2011	August 29, 2010
Net sales	$334,067	$320,503
Cost of goods sold	197,067	188,337

Gross profit	137,000	132,166
Selling, general and administrative expenses	104,127	100,477
Amortization expense	73	72
Royalty income, net of royalty expense	(5,021)	(4,542)

Income from operations	37,821	36,159
Interest expense	21,935	21,307
Refinancing and extinguishment of debt	28	—
Other income, net	(130)	(56)

Income before income taxes	15,988	14,908
Income tax provision	9,556	6,395
Equity in earnings of unconsolidated affiliates	1,057	712

Income from continuing operations	7,489	9,225
Loss from discontinued operations	(891)	(25,048)

Net income (loss)	$6,598	$(15,823)

Earnings (loss) per common share—Basic
Income from continuing operations per common share	$0.07	$0.09
Loss from discontinued operations per common share	—	(0.25)

Earnings (loss) per common share—Basic	$0.07	$(0.16)

Earnings (loss) per common share—Diluted
Income from continuing operations per common share	$0.04	$0.05
Loss from discontinued operations per common share	—	(0.09)

Earnings (loss) per common share—Diluted	$0.04	$(0.04)

Weighted average number of common shares outstanding:
Basic	100,334	97,043
Diluted	308,566	291,648

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	August 28, 2011	August 29, 2010
Net sales	$960,892	$922,916
Cost of goods sold	580,314	536,294

Gross profit	380,578	386,622
Selling, general and administrative expenses	315,308	299,062
Amortization expense	217	216
Royalty income, net of royalty expense	(14,796)	(12,471)

Income from operations	79,849	99,815
Interest expense	65,309	64,277
Refinancing and extinguishment of debt	1,264	3,759
Other income, net	(337)	(158)

Income before income taxes	13,613	31,937
Income tax provision	7,779	13,470
Equity in earnings of unconsolidated affiliates	2,535	2,702

Income from continuing operations	8,369	21,169
Loss from discontinued operations	(3,050)	(30,428)

Net income (loss)	$5,319	$(9,259)

Earnings (loss) per common share—Basic
Income from continuing operations per common share	$0.08	$0.22
Loss from discontinued operations per common share	(0.03)	(0.32)

Earnings (loss) per common share—Basic	$0.05	$(0.10)

Earnings per common share—Diluted
Income from continuing operations per common share	$0.08	$0.11
Loss from discontinued operations per common share	(0.01)	(0.10)

Earnings per common share—Diluted	$0.07	$0.01

Weighted average number of common shares outstanding:
Basic	98,725	95,384
Diluted	304,659	287,895

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	August 28, 2011	November 28, 2010
ASSETS
Current assets:
Cash and equivalents	$85,934	$109,255
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2011—$27,073; 2010—$25,812)	171,495	140,778
Inventories	58,491	57,178
Other current assets	25,385	19,543
Deferred income tax assets	21,823	19,127

Total current assets	363,128	345,881

Property, plant and equipment—at cost	404,645	385,470
Less accumulated depreciation	(235,162)	(217,398)

	169,483	168,072

Goodwill	363,340	361,958
Intangible assets, net	1,190	1,387
Deferred income tax assets	2,360	6,140
Other assets, including debt issuance costs, net	48,351	53,319

	415,241	422,804

Total assets	$947,852	$936,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$1,249	$2,166
Accounts payable	75,466	66,507
Accrued incentives and advertising	27,376	34,510
Accrued compensation	15,998	22,390
Accrued interest	16,873	14,359
Other accrued liabilities	31,414	37,198

Total current liabilities	168,376	177,130

Long-term obligations, net of current portion	784,905	793,084
Other liabilities	50,851	53,357
Deferred income tax liabilities	823	825
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 600,000 shares Issued and outstanding: 2011—100,806; 2010—97,688	1,009	979
Additional paid-in capital	932,555	911,066
Accumulated deficit	(1,001,370)	(1,006,689)
Accumulated other comprehensive income, net	10,703	7,005

Total stockholders' deficit	(57,103)	(87,639)

Total liabilities and stockholders' deficit	$947,852	$936,757

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 28, 2010		97,688	$979	$911,066	$(1,006,689)	$7,005	$(87,639)
Net income	5,319				5,319		5,319
Foreign currency translation adjustment	3,433					3,433	3,433
Adjustment to defined benefit plan liability, net of tax of $205	247					247	247
Change in fair value of cash flow hedges, net of tax of $30	18					18	18
Share-based compensation				9,239			9,239
Exercise of stock options		369	3	618			621
Vesting of restricted share units, net		2,693	26	(3,605)			(3,579)
Vesting of restricted shares		56	1	(96)			(95)
Excess tax benefit on share based awards				(94)			(94)
Beneficial conversion features on Convertible Paid in Kind Notes				15,427			15,427

Balance at August 28, 2011	$9,017	100,806	$1,009	$932,555	$(1,001,370)	$10,703	$(57,103)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	August 28, 2011	August 29, 2010
Operating activities:
Net income (loss)	$5,319	$(9,259)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	18,001	21,813
Deferred income taxes	946	4,259
Bad debt expense	2,209	(924)
Amortization of deferred gain on sale-leaseback	(515)	(490)
Paid in kind interest on convertible notes	14,551	10,830
Amortization of discount on new senior secured notes	1,101	1,702
Amortization of debt issuance costs and other	3,511	4,191
Impairment charges	288	22,963
Share-based compensation	9,239	12,759
Excess tax benefits from share-based payment arrangements	—	(942)
(Gain) loss on sale of assets	(30)	246
Write-off of debt issuance costs related to debt extinguishments	643	2,709
Loss on repurchase of senior notes	300	1,050
Dividends received from unconsolidated affiliates	1,011	—
Equity in earnings of unconsolidated affiliates	(2,535)	(2,702)
Loss on disposition of subsidiary	206	—
Other, net	(532)	1,067
Changes in operating assets and liabilities:
Accounts receivable	(31,996)	(27,800)
Inventories	(1,224)	(13,984)
Other current assets	(2,750)	(1,279)
Other assets	2,361	(5,314)
Accounts payable	9,255	3,822
Accrued expenses	(20,338)	(14,239)
Other liabilities	(2,159)	386

Net cash provided by operating activities	6,862	10,864

Investing activities:
Purchase of property, plant and equipment	(17,692)	(11,369)
Proceeds from sale of property, plant and equipment	24	67

Net cash used in investing activities	(17,668)	(11,302)

Financing activities:
Proceeds from issuance of long-term obligations	2,568	2,784
Repayments of long-term obligations	(3,882)	(10,204)
Repayment of senior secured notes, including premium of $300 and $1,050	(10,300)	(36,050)
Repurchase of common stock associated with vesting of employee share-based awards	(3,674)	(4,711)
Exercise of employee stock options, including related excess tax benefits	621	1,101
Debt issuance costs	(147)	—
Other	(34)	(8)

Net cash used in financing activities	(14,848)	(47,088)

Effect of exchange rate changes on cash	2,333	(1,390)

Change in cash and equivalents	(23,321)	(48,916)
Cash and equivalents:
Beginning of period	109,255	131,427

End of period	$85,934	$82,511

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

        As discussed in Note 13, in the fourth quarter of fiscal 2010, the Company divested its European manufacturing operations in France and Italy, which represented our Europe segment, and also discontinued its operations in Brazil. The Company has transitioned to a license arrangement with third parties in these markets. These businesses have been accounted for as discontinued operations, and, accordingly, the Condensed Consolidated Statements of Operations for all periods presented have been reclassified to reflect them as such. The Condensed Consolidated Balance Sheet and Statements of Cash Flows have not been adjusted for discontinued operations presentation. Unless otherwise noted, discussions in these notes pertain to our continuing operations

        At August 28, 2011, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 46.3% of the issued and outstanding common stock of the Company.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Authoritative Accounting Guidance

        In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. In the second quarter of fiscal 2010, the Company adopted the portion of this guidance that requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and timing of the transfers. In the first quarter of fiscal 2012, the Company will adopt the portion of this guidance that requires a gross reporting of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements. The adoption of this guidance will increase the level of disclosures in the financial statements related to fair value measurements.

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

        In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, with an objective of increasing the prominence of items reported in other comprehensive income ("OCI"). This guidance provides entities with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, entities must present on the face of the financial statement, items reclassified from OCI to net income in the section of the financial statement where the components of net income and OCI are presented, regardless of the option selected to present comprehensive income. The guidance is applicable retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal 2013, and is currently evaluating its options for the presentation of comprehensive income upon adoption.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new share-based awards granted and outstanding using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three and nine months ended August 28, 2011 and August 29, 2010 was $3.5 million and $9.2 million, respectively, for fiscal 2011 and $3.5 million and $12.8 million, respectively, for fiscal 2010.

Stock Option Awards

        During the three and nine months ended August 28, 2011 and August 29, 2010, the Company granted no new options to purchase shares of its common stock.

        A summary of option activity under the 1998 Plan for the nine months ended August 28, 2011, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 28, 2010	1,776,804	$1.17
Exercised	(231,791)	2.28
Forfeited	(32,066)	1.97

Outstanding August 28, 2011 (all fully vested and exercisable)	1,512,947	$0.98
Weighted average remaining contractual term	2.6 years
Aggregate intrinsic value of in-the-money options at August 28, 2011 (in thousands)	$1,314

        A summary of option activity under the 2004 Plan for the nine months ended August 28, 2011, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 28, 2010	6,420,012	$5.50
Exercised	(63,366)	$1.65
Forfeited	(962,282)	$6.13

Outstanding August 28, 2011	5,394,364	$5.43
Weighted average remaining contractual term	3.8 years
Aggregate intrinsic value of in-the-money options (in thousands)	$219
Exercisable at August 28, 2011	4,036,999
Weighted average remaining contractual term	3.8 years
Aggregate intrinsic value of in-the-money options (in thousands)	$201

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        As of August 28, 2011, the Company had approximately $0.7 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 2.4 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of August 28, 2011, the performance targets for certain of these stock options have not been met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period. Further, the Company did not recognize compensation cost for certain options that contain performance targets for fiscal years through 2010 which did not vest due to the related performance targets not being met. These options will not vest over a remaining requisite service period and were cancelled during the nine months ended August 28, 2011.

Restricted Shares and Share Unit Awards

        As of August 28, 2011, the Company did not have any restricted shares outstanding. During the three and nine months ended August 28, 2011, the Company's remaining 97,324 restricted shares vested. Prior to their vesting, these restricted shares were considered to be non-vested shares, and had the same rights as the Company's outstanding common shares, including dividend participation rights, except that they could not be sold by the holder until the end of the vesting period. The restricted shares that vested were settled on a net basis which provided for the repurchase and cancellation of 41,315 shares as a means to cover the required minimum withholding tax payments. A total of 56,009 common shares were delivered to the holder of these awards.

        During the three and nine months ended August 28, 2011, the Company approved grants of 50,000 and 2,120,156 time-based restricted stock units ("RSUs"), respectively. The weighted average grant date fair value of the awards granted during the three and nine months ended August 28, 2011 was $2.31 and $2.64, respectively. During the three and nine months ended August 29, 2010, the Company approved grants of 525,000 and 775,000 RSUs, respectively. The RSUs granted during the three and nine months ended August 29, 2010 have a grant date fair value of $2.68 and $3.00 per unit, respectively. The awards granted in fiscal 2011 and 2010 vest ratably over a requisite service period and do not contain an accretion factor. The fair value of the Company's RSU awards is based on the closing price of the Company's common stock as of the grant date. The Company has outstanding RSU awards of several types: 1) Time-based RSU awards accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited; 2) Time-based RSU awards that vest ratably over a requisite service period; and 3) Performance-based RSUs which do not vest unless certain targets that are tied to the Company's earnings performance are met. Certain of the Company's outstanding RSUs contain dividend participation rights and are considered participating securities for the purposes of calculating the Company's earnings per share.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        A summary of the outstanding unvested RSU awards by type as of August 28, 2011 follows:

	Number of Awards	Unrecognized Compensation Expense (in thousands)
Time-based vesting awards with accretion factor	7,554,192	$4,324
Time-based vesting awards without accretion factor	2,622,822	4,829
Performance-based awards outstanding	430,968	9

Total	10,607,982	$9,162

Performance-based awards where targets are not expected to be met	114,800	$88

        A summary of restricted share unit award activity for the nine months ended August 28, 2011, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 28, 2010	12,811,956	$2.07
Granted	2,120,156	2.64
Vested	(4,306,347)	2.07
Forfeited	(17,783)	2.10

Outstanding August 28, 2011	10,607,982	$2.19
Weighted average remaining vesting period	1.6 years

Note 4: Inventories

        The major components of inventories were as follows (in thousands):

	August 28, 2011	November 28, 2010
Raw materials	$24,817	$26,449
Work in process	25,278	22,629
Finished goods	8,396	8,100

	$58,491	$57,178

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

        The change in the Company's accrued warranty obligations for each of the nine months ended August 28, 2011 and August 29, 2010 was as follows (in thousands):

	August 28, 2011	August 29, 2010
Accrued warranty obligations at beginning of period	$17,584	$16,464
Warranty claims	(11,823)	(14,443)
Warranty provisions	11,238	15,871

Accrued warranty obligations at end of period	$16,999	$17,892

        As of August 28, 2011 and November 28, 2010, $10.2 million and $10.5 million are included as a component of other accrued liabilities and $6.8 million and $7.1 million are included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $3.8 million and $4.5 million for the nine months ended August 28, 2011 and the nine months ended August 29, 2010, respectively.

Note 6: Assets Constructed on Behalf of the Company

        The Company has engaged third parties to construct production facilities to be leased by the Company. When entities are involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed, the FASB's authoritative guidance requires the Company to be considered the owner, for accounting purposes, of these production facilities. In the third quarter of fiscal 2011, the Company amended one of these leases which had the effect of extending the lease term. Based on this amendment, an additional $2.2 million of property, plant and equipment with an offsetting financing obligation was recognized in the Condensed Consolidated Balance Sheets as of August 28, 2011.

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

        The changes in the carrying amount of goodwill for the nine months ended August 28, 2011 are as follows (in thousands):

Balance as of November 28, 2010	$361,958
Increase due to foreign currency translation	1,382

Balance as of August 28, 2011	$363,340

        Total other intangibles of $1.2 million (net of accumulated amortization of $3.4 million) as of August 28, 2011 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. During the three and nine months ended August 28, 2011 and August 29, 2010, the Company recognized amortization expense associated with intangibles of $0.1 million and $0.2 million, respectively, for both fiscal 2011 and fiscal 2010. The Company expects to recognize amortization expense relating to these intangibles of $0.1 million for the remainder of 2011, $0.3 million in 2012, $0.3 million in 2013, $0.3 million in 2014 and $0.2 million in 2015.

Note 8: Debt Issuance Costs

        On May 27, 2011 and March 16, 2010, the Company redeemed $10.0 million and $35.0 million, respectively, of the principal amount of its outstanding senior secured notes due April 2016 (the "Senior Notes") at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. In connection with the repurchases, the Company recognized the following charges which were recorded as a component of refinancing and extinguishment of debt in the Condensed Consolidated Statements of Operations for the nine months ended:

	August 28, 2011	August 29, 2010
Premium paid to repurchase the notes	$300	$1,050
Write-off of related debt issuance costs and original issue discount	643	2,709

Note 9: Unconsolidated Affiliate Companies

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Unconsolidated Affiliate Companies (Continued)

        Summarized statements of operations for these joint ventures for each of the three and nine month periods ended August 28, 2011 and August 29, 2010 are as follows (in thousands):

	Three months		Nine months
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
Revenues	$13,627	$9,679	$39,048	$31,422
Gross profit	8,476	6,020	24,098	18,641
Income from operations	2,374	1,716	6,038	6,575
Net income	2,114	1,424	5,069	5,404

Note 10: Long-Term Obligations

        Long-term obligations as of August 28, 2011 and November 28, 2010 consisted of the following (in thousands):

	August 28, 2011	November 28, 2010
Asset-based revolving credit facility	$—	$—
Senior notes	295,736	304,318
Convertible notes(1)	179,985	181,341
Senior subordinated notes	268,945	268,945
Financing obligations	41,072	39,896
Other	416	750

	786,154	795,250
Less current portion	(1,249)	(2,166)

	$784,905	$793,084

(1)
Includes paid in kind ("PIK") interest of $2.0 million from July 16, 2011 through August 28, 2011 for which the principal balance of the Convertible Notes has not yet been increased.

        The Company's outstanding debt as of August 28, 2011 primarily consists of the following: 1) an asset-based revolving credit facility (the "ABL Revolver") which is discussed further below; 2) $305.0 million in aggregate principal amount of Senior Notes; 3) $204.4 million in aggregate principal amount of senior secured convertible PIK notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and 4) $268.9 million aggregate principal amount of senior subordinated notes maturing on June 15, 2014, bearing interest at 8.25% per annum payable semi annually (the "2014 Notes").

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Long-Term Obligations (Continued)

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. As of August 28, 2011, there were no amounts outstanding under the ABL Revolver. At August 28, 2011, the Company had approximately $68.8 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.9 million.

        The ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of August 28, 2011, the Company was not in a minimum availability period under the ABL Revolver.

Senior Notes

        The Senior Notes mature in April 2016 and bear interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For each of the three and nine months ended August 28, 2011 and August 29, 2010, the Company recognized additional interest expense of $0.4 and $1.1 million, respectively related to the accretion of the OID.

        As discussed in Note 8, on May 27, 2011 and March 16, 2010, the Company redeemed a portion of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

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

        During the three and nine months ended August 28, 2011, there were no conversions of Convertible Notes into common shares.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. Upon the January 15th and July 15th interest payment dates in both fiscal

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Long-Term Obligations (Continued)

2011 and 2010, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment as follows:

	Three Months Ended		Nine Months Ended
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
	(in thousands)		(in thousands)
January 15	$—	$—	$7,563	$6,991
July 15	7,864	7,271	7,864	7,271

	$7,864	$7,271	$15,427	$14,262

        The outstanding balance of the Convertible Notes at August 28, 2011 was $180.0 million which includes accrued but unpaid interest as well as the beneficial conversion features which are recognized as a discount to the outstanding principal amount. These discounts have been reflected as a reduction of the balance of the Convertible Notes with an offsetting increase to additional paid-in capital. The recognized discounts will be accreted through interest expense over the remaining term of the Convertible Notes.

        The indentures and agreements governing the ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing Sealy Mattress Company's ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing Sealy Mattress Company's Senior Notes and 2014 Notes, Sealy Mattress Company is restricted from paying dividends or making other distributions to Sealy Corporation unless Sealy Mattress Company is able to satisfy certain requirements or use an available exception from the limitation. Although we meet the minimum fixed charge coverage ratio requirements contained in our ABL Revolver agreement, the Company does not meet the minimum fixed charge coverage ratio levels under the note indentures as of August 28, 2011, therefore the Company is limited in its ability to incur new indebtedness and pay dividends and distributions, other than pursuant to specified exceptions in these agreements. As of August 28, 2011, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $246.0 million to its parent due to the provisions in its long-term debt agreements. However, $33.8 million would be available for distribution without restriction to the parent and to the common shareholders of Sealy Corporation. At August 28, 2011, the Company was in compliance with the covenants contained within the related note indentures and agreements.

Note 11: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to changes in interest rates, commodity prices and foreign currency exchange rates. All of the Company's designated hedging instruments are considered to be cash flow hedges.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

Interest Rate Risk

        Prior to the disposition of the European operations, the Company was exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. However, the Company now has predominantly fixed rate debt outstanding. In order to manage the risk of variable interest rates prior to this event, the Company had entered into several interest rate swap agreements that converted the debt's variable interest rate to a fixed interest rate. The swap agreements pertaining to the Company's European debt were considered to be economic hedges which were not designated as hedging instruments. The gains and losses on both designated and undesignated swap agreements offset losses and gains on the transactions being hedged. The fair values of the interest rate agreements were estimated as described in Note 12, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

        As of August 28, 2011 and November 28, 2010, the Company did not have any outstanding interest rate swap agreements.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials and certain equipment made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward and option contracts. As with its interest rate swap instruments, the Company designates certain of these contracts as hedging instruments and enters into some contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 12, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations are as follows:

        At August 28, 2011, the Company had outstanding 46 forward foreign currency contracts to sell a total of 28.1 million Canadian dollars and receive U.S. dollars at specified exchange rates with expiration dates ranging from September 2011 through July 2012. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's U.S. dollar denominated purchases of raw materials. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials and equipment related to changes in the foreign currency exchange rates.

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of cost of goods sold in the Condensed Consolidated Statements of Operations. At August 28, 2011 and November 28, 2010, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        At August 28, 2011, the maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through July 2012. Over the next 12 months, the Company expects to reclassify

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

$0.1 million of deferred losses from accumulated other comprehensive income to cost of goods sold as related forecasted foreign currency payments are made.

        For the three and nine months ended August 28, 2011, the Company recognized foreign currency transaction gains/(losses) of $(0.1 million) and $(1.3 million), respectively compared with losses of $(0.6 million) and $(2.4 million), respectively for the three and nine months ended August 29, 2010. These losses are recognized in cost of goods sold, selling, general and administrative expenses, or royalty income, net at the time they occur.

Commodity Price Exposure

        The Company is exposed to risk associated with fluctuations in the prices of diesel fuel used in the transportation of its finished product to its customers. To manage this risk, the Company enters into fixed price swap agreements. These agreements were entered into to protect against the fluctuations in the prices of diesel fuel purchased by certain of the Company's U.S. manufacturing facilities. The fair values of the fixed price swap agreements are estimated as described in Note 12, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations are as follows:

        At August 28, 2011, the Company had outstanding two fixed price swap contracts to purchase 0.2 million gallons of diesel fuel at specified prices. Since these contracts were not formally designated as cash flow hedges, the changes in fair value are recorded as a component of selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

        The Company concluded that the floor on the foreign exchange rate related to the payments to be made associated with the lease of its former Brazilian manufacturing facility and the related purchase option qualifies as an embedded derivative instrument that should be bifurcated from the lease agreement and recorded at fair value at the end of each reporting period. As of August 28, 2011 and November 28, 2010, the fair value of this derivative was an insignificant amount and $0.4 million, respectively and is recorded as a component of debt issuance costs, net, and other assets in the

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

Consolidated Balance Sheet. The initial fair value of the embedded derivative was recorded as deferred lease income and is being amortized over the term of the lease.

        At August 28, 2011 and November 28, 2010, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	August 28, 2011		August 28, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$288	Other current liabilities	$(387)

Total derivatives designated as hedging instruments		288		(387)
Derivatives not designated as hedging instruments
Commodity fixed price swap contracts	Other current assets	26	Other current liabilities	—
Embedded foreign currency derivative	Other noncurrent assets	—	Other noncurrent liabilities	—

Total derivatives not designated as hedging instruments		26		—

Total derivatives		$314		$(387)

	Asset Derivatives		Liability Derivatives
	November 28, 2010		November 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$85	Other current liabilities	$(163)
Diesel fixed price swap contracts	Other current assets	44	Other current liabilities	—

Total derivatives designated as hedging instruments		129		(163)
Derivatives not designated as hedging instruments:
Embedded foreign currency derivative	Other noncurrent assets	380	Other noncurrent liabilities	—

Total derivatives		$509		$(163)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

        The effect of derivative instruments on the Condensed Consolidated Statement of Operations, net of tax, for the three and nine months ended August 28, 2011 and August 29, 2010, was as follows (in thousands):

Three Months Ended August 28, 2011
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	—	Selling, general and administrative expenses	—	Selling, general and administrative expenses	—
Foreign exchange contracts	441	Cost of goods sold	(278)	Cost of goods sold	—

Total	$441		$(278)		$—

Nine Months Ended August 28, 2011
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	—	Selling, general and administrative expenses	63	Selling, general and administrative expenses	—
Foreign exchange contracts	(61)	Cost of goods sold	(888)	Cost of goods sold	—

Total	$(61)		$(825)		$—

Three Months Ended August 29, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	(7)	Selling, general and administrative expenses	33	Selling, general and administrative expenses	—
Foreign exchange contracts	141	Cost of goods sold	2	Cost of goods sold	—

Total	$134		$35		$—

Nine Months Ended August 29, 2010
Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Diesel fixed price swap contracts	(1)	Selling, general and administrative expenses	65	Selling, general and administrative expenses	—
Foreign exchange contracts	(34)	Cost of goods sold	54	Cost of goods sold	—

Total	$(35)		$119		$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

Three Months Ended
		August 28, 2011	August 29, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Loss from discontinued operations	$—	$36
Commodity fixed price swap contracts	Selling, general and administrative expenses	26	—

Total		$26	$36

Nine Months Ended
		August 28, 2011	August 29, 2010
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Loss from discontinued operations	$—	$57
Commodity fixed price swap contracts	Selling, general and administrative expenses	26	—

Total		$26	$57

Note 12: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding interest rate swaps, foreign currency derivative contracts and diesel fixed price swap contracts discussed above in Note 11. These contracts are valued using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency and diesel spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the third quarter of fiscal 2011 or 2010. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at August 28, 2011 Using
	August 28, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$314	$—	$314	$—
Foreign exchange and commodity derivative liabilities	(387)	—	(387)	—
Embedded foreign currency derivative in lease agreement	—	—	—	—

Total	$(73)	$—	$(73)	$—

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 12: Fair Value of Financial Instruments (Continued)

		Fair Value Measurements at November 28, 2010 Using
	November 28, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$129	$—	$129	$—
Foreign exchange and commodity derivative liabilities	(163)	—	(163)	—
Embedded foreign currency derivative in lease agreement	380	—	—	380

Total	$346	$—	$(34)	$380

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long term debt, based on quoted market prices, at August 28, 2011 were as follows (in thousands):

Senior Secured Notes	$329,400
Convertible Notes	381,311
Senior Subordinated Notes	262,894

Note 13: Discontinued Operations

        In the fourth quarter of fiscal 2010, management divested the assets of its European manufacturing operations in France and Italy and ceased manufacturing operations in Brazil. These businesses have been accounted for as discontinued operations. During the three and nine months ended August 28, 2011, the Company continued the liquidation of certain of its assets related to its Brazil operations. The charges related to these activities were recorded as a component of discontinued operations. The remaining current assets and liabilities of the Brazilian operations reflected within the Consolidated Balance Sheet at August 28, 2011 and November 28, 2010 were immaterial. The Company also recognized additional expenses related to the disposition of its European manufacturing operations which were primarily related to services rendered in connection with the disposition.

        Based upon an impairment analysis performed in the third quarter of fiscal 2010, the Company determined that the cash flows expected to be generated by the long-lived assets of its Europe segment were less than the carrying amount of the assets. As such, the Company recognized an impairment charge of $23.0 million in the third quarter of fiscal 2010 to reduce the carrying value of those assets to their estimated fair value.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 13: Discontinued Operations (Continued)

        The operating results of the discontinued operations in total are summarized below (in thousands):

	Three months ended		Nine months ended
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
Net sales	$—	$25,677	$—	$79,418
Loss before income taxes(a)	(466)	(25,064)	(1,630)	(30,279)
Income tax provision (benefit)	—	16	—	181

Loss from operations of discontinued operations	(466)	(25,080)	(1,630)	(30,460)
Loss on disposition of business, net of tax	(425)	—	(1,420)	—

Loss from discontinued operations	$(891)	$(25,080)	$(3,050)	$(30,460)

(a)
Loss before income taxes for the three and nine months ended August 29, 2010 include the $23.0 million impairment charge discussed above related to the assets of the Company's European manufacturing operations.

        In connection with the sale of the Company's European manufacturing operations, the Company made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by the Company, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of 3.5 million Euro under the terms of the contract. As of August 28, 2011, the Company has been notified of several outstanding contingencies that would be covered by this guarantee and has recorded a liability of approximately 0.3 million Euro related to one of these claims.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S. and Canada for the three and nine months ended August 28, 2011 and August 29, 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
Service cost	$199	$179	$597	$538
Interest cost	360	337	1,079	1,011
Expected return on plan assets	(367)	(305)	(1,100)	(916)
Amortization of unrecognized losses	35	37	106	111
Amortization of unrecognized prior service cost	144	129	432	388

Net periodic pension cost*	$371	$377	$1,114	$1,132

Cash contributions	$538	$636	$758	$636

Weighted average expected return on plan assets	7.85%	7.85%	7.85%	7.85%

*
Net periodic pension cost recognized for the three and nine months ended August 28, 2011 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2010. Similarly, net periodic pension cost for the three and nine months ended August 29, 2010 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the defined benefit pension plans of approximately $0.6 million during the remainder of fiscal 2011.

Note 15: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible interest on the Company's Convertible Notes, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and nine months ended August 28, 2011 was approximately 59.8% and 57.1%, respectively, compared to approximately 42.9% and 42.2%, for the three and nine months ended August 29, 2010, respectively. The effective rate for the three months ended August 28, 2011 was higher than the rate for the three months ended August 29, 2010, primarily due to the increase in the interest on the Company's Convertible Notes and a decrease in the domestic production activities deduction.

        The Condensed Consolidated Balance Sheet as of August 28, 2011 includes accrued interest of $3.9 million and penalties of $1.9 million due to unrecognized tax benefits. As of November 28, 2010, the Company had recorded accrued interest of $3.7 million and penalties of $2.2 million due to unrecognized tax benefits.

        The Company expects the liability for uncertain tax positions to decrease by approximately $1.4 million within the succeeding twelve months due to expiration of income tax statutes of limitations.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 15: Income Taxes (Continued)

Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following August 28, 2011. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 16: Comprehensive Income

        Comprehensive income (loss) for the three and nine months ended August 28, 2011 was $5.5 million and $9.0 million, respectively and for the three and nine months ended August 29, 2010 was $ (14.8) million and $ (10.9) million, respectively. The increase in comprehensive income for the three and nine months ended August 28, 2011 compared to the three and nine months ended August 29, 2010, was driven primarily by the inclusion of the $23.0 million impairment charge related to the assets of the Company's European business that was taken in fiscal 2010.

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	August 28, 2011	November 28, 2010
Unrealized gain (loss) on cash flow hedges, net of tax of $(48) and $(64), respectively	$(51)	$(69)
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $4,524 and $4,717, respectively	(7,140)	(7,387)
Accumulated foreign currency translation adjustment	17,894	14,461

	$10,703	$7,005

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 17: Commitments and Contingencies

Commitments

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. For the three and nine months ended August 29, 2011, severance costs of $0.3 million and $0.6 million were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended August 29, 2010, severance costs of $0.8 million and $2.2 million were recorded as a component of operating income within the accompanying Condensed Consolidated Statements of Operations. Severance benefits of $0.3 million and $0.5 million have been accrued as of August 28, 2011 and November 28, 2010, respectively. The entire liability has been recorded as a component of accrued compensation within the accompanying Condensed Consolidated Balance Sheets as of August 28, 2011 and November 28, 2010, respectively.

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the approval of the New Jersey Department of Environmental Protection and continues to operate a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of August 28, 2011 for $1.8 million ($2.1 million prior to discounting at 4.75%) associated with this remediation project.

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

(unaudited)

Note 17: Commitments and Contingencies (Continued)

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

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At August 28, 2011, the Company has recorded a reserve of $1.2 million related to the expected requirement to pay certain sales tax, fees and penalties associated with this assessment as a component of accrued expenses.

Note 18: Related Party Transactions

        During the three and nine months ended August 28, 2011 and August 29, 2010, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.4 million and $1.2 million, respectively for fiscal 2011 and $0.4 million and $1.4 million, respectively for fiscal 2010. As of August 28, 2011 and November 28, 2010, $0.2 million of the costs incurred for these services was accrued as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also participates in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. The Company has received lease income on this property of an insignificant amount during the three and nine months ended August 28, 2011 and August 29, 2010.

        Sealy Holding LLC, an affiliate of KKR, holds an aggregate amount of $105.6 million of the Company's Convertible Notes. In connection with the PIK interest payment on the Convertible Notes on January 15, 2011 and July 15, 2011, the par value of the notes held by KKR was increased by $4.1 million and $4.2 million, respectively.

        During the nine months ended August 28, 2011 and August 29, 2010, the Company's joint ventures made a distribution to the Company of $1.0 million. These amounts have been reflected as a reduction of the investment in these joint ventures in the accompanying Condensed Consolidated Balance Sheets as of August 28, 2011 and November 28, 2010.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Geographical Information

        Sales by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
United States	$257,293	$251,041	$749,480	$726,545
Canada	52,433	49,047	140,518	135,865
Other International	24,341	20,415	70,894	60,506

Total	$334,067	$320,503	$960,892	$922,916

Total International	$76,774	$69,462	$211,412	$196,371

        Long lived assets (principally property, plant and equipment) outside the United States were $35.2 million and $34.4 million as of August 28, 2011 and November 28, 2010, respectively.

Note 20: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	Three Months Ended		Nine Months Ended
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
	(in thousands)		(in thousands)
Numerator:
Net income from continuing operations, as reported	$7,489	$9,225	$8,369	$21,169
Net income attributable to participating securities	(4)	(20)	(7)	(59)
Interest on convertible notes	5,239	4,318	14,551	11,929

Net income from continuing operations available to common shareholders	$12,724	$13,523	$22,913	$33,039

Denominator:
Denominator for basic earnings per share—weighted average shares	100,334	97,043	98,725	95,384
Effect of dilutive securities:
Convertible debt	200,455	185,414	196,576	181,799
Stock options	747	1,040	811	1,147
Restricted share units	6,561	7,786	8,117	9,220
Other	469	365	430	345

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	308,566	291,648	304,659	287,895

        Options and share units (in thousands) not included in the computation of diluted earnings per share because their impact is antidilutive for the three and nine months ended August 28, 2011 were

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Earnings per Share (Continued)

4,142 and 3,985, respectively. Options and share units (in thousands) not included in the calculation of diluted earnings per share because their impact is antidilutive for both the three and nine months ended August 29, 2010 were 5,314.

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of August 28, 2011 and November 28, 2010, Condensed Consolidating Statements of Operations for the three and nine months ended August 28, 2011 and August 29, 2010, and Condensed Consolidating Statements of Cash Flows for the nine months ended August 28, 2011 and August 29, 2010.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

August 28, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$1,655	$—	$9,234	$24,878	$50,167	$—	$85,934
Accounts receivable, net	—	—	39	109,890	61,566	—	171,495
Inventories	—	—	1,579	49,245	7,827	(160)	58,491
Other current assets and deferred income taxes	400	—	613	37,688	8,507	—	47,208

Total current assets	2,055	—	11,465	221,701	128,067	(160)	363,128
Property, plant and equipment, at cost	—	—	9,626	357,499	37,520	—	404,645
Less accumulated depreciation	—	—	(5,743)	(207,885)	(21,534)	—	(235,162)

	—	—	3,883	149,614	15,986	—	169,483
Other assets:
Goodwill	—	—	24,741	301,943	36,656	—	363,340
Intangible assets, net	—	—	—	1,161	29	—	1,190
Net investment in subsidiaries	(170,821)	245,960	374,406	158,996	—	(608,541)	—
Due from (to) affiliates	291,647	(416,781)	560,866	(156,214)	(99,029)	(180,489)	—
Debt issuance costs, net and other assets	—	—	17,970	14,375	18,366	—	50,711

	120,826	(170,821)	977,983	320,261	(43,978)	(789,030)	415,241

Total assets	$122,881	$(170,821)	$993,331	$691,576	$100,075	$(789,190)	$947,852

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$924	$325	$—	$1,249
Accounts payable	—	—	240	53,847	21,379	—	75,466
Accrued customer incentives and advertising	—	—	—	20,088	7,288	—	27,376
Accrued compensation	—	—	356	12,849	2,793	—	15,998
Accrued interest	—	—	1,460	15,413	—	—	16,873
Other accrued liabilities	(1)	—	961	24,540	5,914	—	31,414

Total current liabilities	(1)	—	3,017	127,661	37,699	—	168,376
Long-term obligations	179,985	—	744,665	40,240	—	(179,985)	784,905
Other liabilities	—	—	—	45,111	5,740	—	50,851
Deferred income tax liabilities	—	—	(311)	524	610	—	823
Stockholders' equity (deficit)	(57,103)	(170,821)	245,960	478,040	56,026	(609,205)	(57,103)

Total liabilities and stockholders' equity (deficit)	$122,881	$(170,821)	$993,331	$691,576	$100,075	$(789,190)	$947,852

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended August 28, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$20,729	$243,403	$75,231	$(5,296)	$334,067
Cost and expenses:
Cost of goods sold	—	—	11,319	147,516	43,510	(5,278)	197,067
Selling, general and administrative	—	—	1,943	81,847	20,337	—	104,127
Amortization expense	—	—	—	73	—	—	73
Royalty (income) expense, net	—	—	—	(5,021)	—	—	(5,021)

Income from operations	—	—	7,467	18,988	11,384	(18)	37,821
Interest expense	—	76	20,979	493	387	—	21,935
Refinancing and extinguishment of debt	—	—	28	—	—	—	28
Other (income) expense, net	—	—	—	(7)	(123)	—	(130)
Loss (income) from equity investees	(6,598)	(6,758)	4,480	—	—	8,876	—
Loss (income) from non- guarantor equity investees	—	—	—	(7,988)	—	7,988	—
Capital charge and intercompany interest allocation	—	—	(19,248)	18,641	607	—	—

Income (loss) before income taxes	6,598	6,682	1,228	7,849	10,513	(16,882)	15,988
Income tax provision (benefit)	—	84	(5,530)	12,400	2,691	(89)	9,556
Equity in earnings of unconsolidated affiliates	—	—	—	—	1,057	—	1,057

Income (loss) from continuing operations	6,598	6,598	6,758	(4,551)	8,879	(16,793)	7,489
Loss from discontinued operations	—	—	—	—	(891)	—	(891)

Net income (loss)	$6,598	$6,598	$6,758	$(4,551)	$7,988	$(16,793)	$6,598

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended August 29, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$20,541	$238,680	$67,966	$(6,684)	$320,503
Cost and expenses:
Cost of goods sold	—	—	12,224	145,109	37,636	(6,632)	188,337
Selling, general and administrative	(28)	—	1,899	80,139	18,467	—	100,477
Amortization of intangibles	—	—	—	72	—	—	72
Royalty (income) expense, net	—	—	—	(4,542)	—	—	(4,542)

Income from operations	28	—	6,418	17,902	11,863	(52)	36,159
Interest expense	—	80	20,378	557	292	—	21,307
Refinancing and extinguishment of debt and interest rate derivatives	—	—	—	—	—	—	—
Other (income) expense, net	—	—	—	—	(56)	—	(56)
Loss (income) from equity investees	17,648	18,783	(18,796)	—	—	(17,635)	—
Loss (income) from non- guarantor equity investees	—	—	—	16,432	—	(16,432)	—
Capital charge and intercompany interest allocation	—	—	(18,668)	17,931	737	—	—

Income (loss) before income taxes	(17,620)	(18,863)	23,504	(17,018)	10,890	34,015	14,908
Income tax expense (benefit)	(1,797)	(1,215)	42,287	(35,724)	2,986	(142)	6,395
Equity in earnings of unconsolidated affiliates	—	—	—	—	712	—	712

Income (loss) from continuing operations	(15,823)	(17,648)	(18,783)	18,706	8,616	34,157	9,225
Loss from discontinued operations	—	—	—	—	(25,048)	—	(25,048)

Net income (loss)	$(15,823)	$(17,648)	$(18,783)	$18,706	$(16,432)	$34,157	$(15,823)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 28, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$64,850	$704,880	$206,785	$(15,623)	$960,892
Cost and expenses:
Cost of goods sold	—	—	36,327	439,723	120,068	(15,804)	580,314
Selling, general and administrative	—	—	6,059	252,262	56,987	—	315,308
Amortization expense	—	—	—	217	—	—	217
Royalty (income) expense, net	—	—	—	(14,796)	—	—	(14,796)

Income from operations	—	—	22,464	27,474	29,730	181	79,849
Interest expense	—	230	62,411	1,595	1,073	—	65,309
Refinancing and extinguishment of debt	—	—	1,264	—	—	—	1,264
Other (income) expense, net	—	—	—	(7)	(330)	—	(337)
Loss (income) from equity investees	(5,319)	(5,586)	12,595	—	—	(1,690)	—
Loss (income) from non- guarantor equity investees	—	—	—	(18,720)	—	18,720	—
Capital charge and intercompany interest allocation	—	—	(56,876)	53,800	3,076	—	—

Income (loss) before income taxes	5,319	5,356	3,070	(9,194)	25,911	(16,849)	13,613
Income tax provision (benefit)	—	37	(2,516)	3,255	7,032	(29)	7,779
Equity in earnings of unconsolidated affiliates	—	—	—	—	2,535	—	2,535

Income (loss) from continuing operations	5,319	5,319	5,586	(12,449)	21,414	(16,820)	8,369
Loss from discontinued operations	—	—	—	(356)	(2,694)	—	(3,050)

Net income (loss)	$5,319	$5,319	$5,586	$(12,805)	$18,720	$(16,820)	$5,319

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 29, 2010

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$60,800	$690,959	$191,755	$(20,598)	$922,916
Cost and expenses:
Cost of goods sold	—	—	36,461	412,935	107,438	(20,540)	536,294
Selling, general and administrative	360	—	5,628	241,348	51,726	—	299,062
Amortization of intangibles	—	—	—	216	—	—	216
Royalty (income) expense, net	—	—	—	(12,470)	(1)	—	(12,471)

Income from operations	(360)	—	18,711	48,930	32,592	(58)	99,815
Interest expense	—	239	61,426	1,792	820	—	64,277
Refinancing and extinguishment of debt and interest rate derivatives	—	—	3,759	—	—	—	3,759
Other (income) expense, net	—	—	—	—	(158)	—	(158)
Loss (income) from equity investees	9,499	9,728	453	—	—	(19,680)	—
Loss (income) from non- guarantor equity investees	—	—	—	8,129	—	(8,129)	—
Capital charge and intercompany interest allocation	—	—	(56,151)	52,510	3,641	—	—

Income (loss) before income taxes	(9,859)	(9,967)	9,224	(13,501)	28,289	27,751	31,937
Income tax expense (benefit)	(490)	(468)	18,952	(12,992)	8,582	(114)	13,470
Equity in earnings of unconsolidated affiliates	—	—	—	—	2,702	—	2,702

Income (loss) from continuing operations	(9,369)	(9,499)	(9,728)	(509)	22,409	27,865	21,169
Loss from discontinued operations	110	—	—	—	(30,538)	—	(30,428)

Net income (loss)	$(9,259)	$(9,499)	$(9,728)	$(509)	$(8,129)	$27,865	$(9,259)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Nine Months Ended August 28, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$39,015	$(39,104)	$6,951	$—	$6,862

Investing activities:
Purchase of property, plant and equipment	—	—	(160)	(16,612)	(920)	—	(17,692)
Proceeds from the sale of property, plant, and equipment	—	—	—	2	22	—	24
Net activity in investment in and advances from (to) subsidiaries and affiliates	24	—	(28,374)	26,372	1,978	—	—

Net cash provided by (used in) investing activities	24	—	(28,534)	9,762	1,080	—	(17,668)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	621	—	—	—	—	—	621
Repurchase of common stock	—	—	—	(3,674)	—	—	(3,674)
Proceeds from issuance of long term obligations	—	—	—	—	2,568	—	2,568
Repayments of long-term obligations	—	—	—	(1,214)	(2,668)	—	(3,882)
Repayment of senior secured notes	—	—	(10,300)	—	—	—	(10,300)
Debt issuance costs	—	—	(147)	—	—	—	(147)
Other	—	—	(34)	—	—	—	(34)

Net cash provided by (used in) financing activities	621	—	(10,481)	(4,888)	(100)	—	(14,848)

Effect of exchange rate changes on cash	—	—	—	—	2,333	—	2,333

Change in cash and equivalents	645	—	—	(34,230)	10,264	—	(23,321)
Cash and equivalents:
Beginning of period	1,010	—	9,234	59,108	39,903	—	109,255

End of period	$1,655	$—	$9,234	$24,878	$50,167	$—	$85,934

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

        We are currently experiencing the effects of a challenging macro-economic environment due to decreased consumer confidence and less available consumer credit. Additionally, inflation pressures have created an environment where we have experienced higher volatility and increases in our raw material prices. We expect these factors to continue into the fourth quarter of fiscal 2011.

        In 2011, we launched our Next Generation Posturepedic line which is the single largest product line in our portfolio. This line of products incorporates the knowledge gained from our consumer research and product reviews with key retail partners as well as new benefits and technologies developed specifically for the line. Through the end of the third quarter of 2011, the Next Generation Posturepedic line has been distributed to essentially all of our customers. In conjunction with the release of our Next Generation Posturepedic line, we also introduced a new national advertising campaign which is being communicated across a variety of mediums including television, print, digital outlets and the retail environment. The three and nine months ended August 28, 2011 include approximately $0.3 million and $24.3 million, respectively, of incremental costs associated with the launch of the Next Generation Posturepedic line, including price discounting for the old line, manufacturing start-up, launch related costs and national advertising expense.

        In the fourth quarter of fiscal 2011, we plan to begin shipping our Next Generation Stearns & Foster line which will be offered in three collections, Core, Estate and Luxury Estate. This product will include traditional innerspring products, but will also include a luxury latex line containing a 100% latex core with cashmere-infused fabric. The introduction of this new line will be accompanied by a new marketing program which is designed to increase the effectiveness of the brand messaging.

        Our industry has experienced significant volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. and other forces beyond our control. During fiscal 2010, the cost of these components became more stable, but began increasing in the latter part of the year. Through the first three quarters of fiscal 2011, we have experienced inflation in the cost of raw materials and expect the cost of raw materials to continue to increase and experience volatility through the remainder of the year. The manufacturers of products such as petro-chemicals and wire rod, which are the feed stocks purchased by our suppliers of foam and drawn wire, have enacted cost increases that have had an effect on the prices of our raw materials. We have recently introduced price increases and a fuel surcharge to our customers in order to mitigate the impact of the inflation we have seen, but these price increases may not sufficiently offset additional inflation during the remainder of the fiscal year.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended August 28, 2011 and August 29, 2010, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	August 28, 2011		August 29, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$334,067	100.0%	$320,503	100.0%
Cost of goods sold	197,067	59.0	188,337	58.8

Gross profit	137,000	41.0	132,166	41.2
Selling, general and administrative expenses	104,127	31.2	100,477	31.3
Amortization expense	73	—	72	—
Royalty income, net of royalty expense	(5,021)	(1.5)	(4,542)	(1.4)

Income from operations	37,821	11.3	36,159	11.3
Interest expense	21,935	6.6	21,307	6.6
Refinancing and extinguishment of debt	28	—	—	—
Other income, net	(130)	—	(56)	—

Income before income taxes	15,988	4.7	14,908	4.7
Income tax provision	9,556	2.9	6,395	2.0
Equity in earnings of unconsolidated affiliates	1,057	0.3	712	0.2

Income from continuing operations	7,489	2.2	9,225	2.9
Loss from discontinued operations	(891)	(0.3)	(25,048)	(7.8)

Net income (loss)	$6,598	1.9%	$(15,823)	(4.9)%

Effective tax rate	59.8%		42.9%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	August 28, 2011	August 29, 2010
United States	77.0%	78.3%
Canada	15.7	15.3
Other	7.3	6.4

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the three months ended
	August 28, 2011		August 29, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	257,293	100.0	251,041	100.0
Cost of goods sold	152,429	59.2	149,602	59.6

Gross profit	104,864	40.8	101,439	40.4
Total International (U.S. Dollars):
Net sales	76,774	100.0	69,462	100.0
Cost of goods sold	44,638	58.1	38,735	55.8

Gross profit	32,136	41.9	30,727	44.2
Canada:
U.S. Dollars:
Net sales	52,433	100.0	49,047	100.0
Cost of goods sold	30,100	57.4	26,701	54.4

Gross profit	22,333	42.6	22,346	45.6
Canadian Dollars:
Net sales	50,898	100.0	51,088	100.0
Cost of goods sold	29,217	57.4	27,812	54.4

Gross profit	21,681	42.6	23,276	45.6
Other International (U.S. Dollars):
Net sales	24,341	100.0	20,415	100.0
Cost of goods sold	14,538	59.7	12,034	58.9

Gross profit	9,803	40.3	8,381	41.1

  Quarter Ended August 28, 2011 compared with Quarter Ended August 29, 2010

        Net Sales.    Our consolidated net sales for the quarter ended August 28, 2011, were $334.1 million, an increase of $13.6 million, or 4.2%, from the quarter ended August 29, 2010. This increase was driven by growth in both our domestic and international markets. Total U.S. net sales were $257.3 million for the third quarter of fiscal 2011, an increase of 2.5% from the third quarter of fiscal 2010. The U.S. net sales increase excluding the effects of third party sales from our component plants, was attributable to a 3.9% increase in wholesale average unit selling price, partially offset by a 0.8% decrease in wholesale unit volume. The increase in our average unit selling price was driven by the price increases that we implemented in the third quarter of fiscal 2011 coupled with higher sales of Next Generation Posturepedic beds. The decrease in unit volume is attributable to decreased sales of our Stearns & Foster and Sealy branded products offset by higher sales of our Next Generation Posturepedic line which has now been fully distributed to our retail partners. International net sales increased $7.3 million, or 10.5%, from the third quarter of fiscal 2010 to $76.8 million. This increase was primarily due to increased sales in the Argentina and Mexico markets as well as the effects of a stronger Canadian dollar which benefited the sales in our Canada market in U.S. dollar terms. In Canada, local currency sales decreases of 0.4% translated into increases of 6.9% in U.S. dollars due to the strengthening of the Canadian dollar. Local currency sales performance in Canada was driven by a 5.3% increase in unit volume, offset by a 5.4% decrease in average unit selling price. The increase in unit volume and decrease in average unit selling price was attributable to strategic promotional events to drive higher unit volumes.

        Gross Profit.    Our consolidated gross profit for the quarter was $137.0 million, an increase of $4.8 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 0.2 percentage points to 41.0%. The decrease in percentage of net sales was primarily due to a decrease in gross profit margin in our Canadian operations with the gross profit margins of our U.S. business showing a slight increase. U.S. gross profit increased $3.4 million to $104.9 million, which as a percentage of net sales represents an increase of 0.4 percentage points to 40.8% of net sales. Our gross profit percentage increased by approximately 1.8 percentage points due primarily to decreases in our warrantable return experience rates as well as a lower mix of discounted floor samples. The change as a percentage of sales was also driven by the aforementioned price increase as well as a shift in the mix of our product sales to higher priced Next Generation Posturepedic from lower priced Sealy branded products. This resulted in an improvement in our gross profit percentage by approximately 1.3 percentage points. These improvements were partially offset by higher material costs related to increased commodity prices and other inflation which resulted in a 2.7 percentage point decrease in U.S. gross profit margin. In local currency, the gross profit margin in Canada was 42.6% as a percentage of net sales, which represents a decrease of 3.0 percentage points. This decrease was primarily driven by the impact of the promotional events discussed above coupled with slightly higher material costs.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense increased $3.7 million to $104.1 million. As a percentage of net sales, this expense was 31.2% and 31.3% for the quarters ended August 28, 2011 and August 29, 2010, respectively, a decrease of 0.1 percentage points. The increase in absolute dollars was primarily driven by a $3.6 million increase in volume driven variable expenses, consisting of a $2.5 million increase in cooperative advertising and promotional costs, and a $1.0 million increase in delivery costs due to higher fuel costs. Fixed operating costs, exclusive of non-cash compensation expense, increased $0.7 million from the prior year period. This increase is primarily due to an increase of $3.0 million in costs related to our new advertising campaign offset by a $2.2 million decrease in expected incentive based compensation for fiscal 2011.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, was $5.0 million for the three months ended August 28, 2011 an increase of $0.5 million from the prior year period due to increased royalties recognized related to international licenses including the new Europe and Brazil license arrangements.

        Interest Expense.    Our consolidated interest expense for the third quarter of fiscal 2011 remained relatively consistent with the prior year period. Our net weighted average borrowing cost was 11.2% and 10.7% for the three months ended August 28, 2011 and August 29, 2010, respectively. Our net weighted average borrowing cost was unfavorably impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the three month periods ended August 28, 2011 and August 29, 2010:

	Three Months Ended:
	August 28, 2011	August 29, 2010
Cash interest expense	$15,161	$15,444
Non-cash interest expense	6,774	5,863

	$21,935	$21,307

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended August 28, 2011 was 59.8% compared to 42.9% for the three months ended August 29, 2010. The effective rate for the fiscal 2011 period was higher than the fiscal 2010 period primarily due to the increase in the interest on the Company's Convertible Notes and a decrease in the domestic production activities deduction.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures have increased $0.3 million from the third quarter of fiscal 2010 primarily due to increased profitability in the Singapore and New Zealand markets offset by a decrease in profitability in China due to the continued costs related to the start up of manufacturing operations.

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

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the nine months ended August 28, 2011 and August 29, 2010, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the nine months ended:
	August 28, 2011		August 29, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$960,892	100.0%	$922,916	100.0%
Cost of goods sold	580,314	60.4	536,294	58.1

Gross profit	380,578	39.6	386,622	41.9
Selling, general and administrative expenses	315,308	32.8	299,062	32.4
Amortization expense	217	—	216	—
Royalty income, net of royalty expense	(14,796)	(1.5)	(12,471)	(1.4)

Income from operations	79,849	8.3	99,815	10.9
Interest expense	65,309	6.8	64,277	7.0
Refinancing and extinguishment of debt	1,264	0.1	3,759	0.4
Other income, net	(337)	—	(158)	—

Income before income taxes	13,613	1.4	31,937	3.5
Income tax provision	7,779	0.8	13,470	1.5
Equity in earnings of unconsolidated affiliates	2,535	0.3	2,702	0.3

Income (loss) from continuing operations	8,369	0.9	21,169	2.3
Loss from discontinued operations	(3,050)	(0.3)	(30,428)	(3.3)

Net income (loss)	$5,319	0.6%	$(9,259)	(1.0)%

Effective tax rate	57.1%		42.2%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Nine Months Ended:
	2011	2010
United States	78.0%	78.7%
Canada	14.6	14.7
Other	7.4	6.6

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the nine months ended:
	August 28, 2011		August 29, 2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	749,480	100.0	726,545	100.0
Cost of goods sold	456,945	61.0	425,760	58.6

Gross profit	292,535	39.0	300,785	41.4
Total International (U.S. Dollars):
Net sales	211,412	100.0	196,371	100.0
Cost of goods sold	123,369	58.4	110,534	56.3

Gross profit	88,043	41.6	85,837	43.7
Canada:
US Dollars:
Net sales	140,518	100.0	135,865	100.0
Cost of goods sold	81,877	58.3	75,165	55.3

Gross profit	58,641	41.7	60,700	44.7
Canadian Dollars:
Net sales	137,668	100.0	141,407	100.0
Cost of goods sold	80,206	58.3	78,227	55.3

Gross profit	57,462	41.7	63,180	44.7
Other International (U.S. Dollars):
Net sales	70,894	100.0	60,506	100.0
Cost of goods sold	41,492	58.5	35,369	58.5

Gross profit	29,402	41.5	25,137	41.5

  Nine Months Ended August 28, 2011 compared with Nine Months Ended August 29, 2010

        Net Sales.    Our consolidated net sales for the nine months ended August 28, 2011, were $960.9 million, an increase of $38.0 million, or 4.1%, from the nine months ended August 29, 2010. This increase was due to increases in the U.S. and Other International businesses as well as the effects of a stronger Canadian dollar relative to the U.S. dollar in our Canada market. Total U.S. net sales were $749.5 million for the first three quarters of fiscal 2011, an increase of 3.2% from the first nine months of fiscal 2010. The U.S. net sales increase of $22.9 million was attributable to a 3.1% increase in wholesale unit volume, which excludes third party sales from our component plants, coupled with a 0.3% increase in wholesale average unit selling price. The increase in unit volume is attributable to the growth of our Sealy branded products which have seen significant increases over the first nine months of fiscal 2010. The release of our Next Generation Posturepedic line has also contributed to the sales growth beginning in the second quarter of fiscal 2011. International net sales increased $15.0 million or 7.7%, from the first nine months of fiscal 2010 to $211.4 million. This increase was primarily due to increased sales in the Argentina and Mexico markets as well as the effects of changes in Canadian and U.S. dollar exchange rates discussed above. In Canada, local currency sales decreases of 2.6% translated into increases of 3.4% in U.S. dollars due to the strengthening of the Canadian dollar. Local currency sales performance in Canada was driven by a 4.7% decrease in average unit selling price, partially offset by a 2.2% increase in unit volume. The decrease in average unit selling price and increase in unit volume was attributable to strategic promotional events to drive higher unit volumes.

        Gross Profit.    Our consolidated gross profit for the nine months was $380.6 million, a decrease of $6.0 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 2.3 percentage points to 39.6%. While margin decreases were experienced in both the U.S. and Canadian markets, the decrease in percentage of net sales was primarily due to the decrease in gross profit margin in our U.S. operations. U.S. gross profit decreased $8.3 million to $292.5 million, which, as a percentage of net sales, represents a decrease of 2.4 percentage points to 39.0% of net sales. The decrease in percentage of net sales was driven primarily by the product launch costs associated with the Next Generation Posturepedic line which had been distributed to the majority of our customers by the end of the second quarter. The launch included costs related to the discounting of floor samples and start up efforts of the new line which negatively impacted U.S. gross profit margin by approximately 1.2 percentage points. Higher material costs related to increased commodity prices and other inflation contributed an additional 1.7 percentage point decrease in U.S. gross profit margin. In local currency, the gross profit margin in Canada was 41.7% as a percentage of net sales which represents a decrease of 3.0 percentage points. This decrease was primarily driven by the impact of the increased promotional activity coupled with higher material costs.

        Selling, General, Administrative.    Our consolidated selling, general and administrative expense increased $16.2 million to $315.3 million. As a percentage of net sales, this expense was 32.8% and 32.4% for the nine months ended August 28, 2011 and August 29, 2010, respectively, an increase of 0.4 percentage points. The increase in absolute dollars and as a percentage of net sales was driven by increases in both volume driven variable and fixed expenses. Volume driven variable expenses increased from the first nine months of fiscal 2010 by $11.1 million. This increase consists of a $4.7 million increase in delivery costs due to higher fuel costs, a $4.2 million increase in cooperative advertising and promotional costs and a $2.2 million increase in bad debt expense. Fixed operating costs, exclusive of non-cash compensation expense, increased $11.3 million from the prior year period. This increase is primarily due to an increase of $7.1 million related to our new advertising campaign and $5.2 million in costs incurred to support the launch of the Next Generation Posturepedic line. These increases were offset by a $2.0 million decrease in expected incentive based compensation for fiscal 2011. Non-cash compensation expense decreased by $3.5 million compared to the first three quarters of fiscal 2010 due primarily to the recognition of expense related to the vesting of restricted share unit grants. Additionally, one-time severance costs related to employee terminations decreased by $1.6 million from fiscal 2010.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, was $14.8 million for the nine months ended August 28, 2011 an increase of $2.3 million from the prior year period due to increased royalties recognized related to international licenses including the new Europe and Brazil license arrangements.

        Interest Expense.    Our consolidated interest expense for the first nine months of fiscal 2011 remained consistent with the prior year period. Our net weighted average borrowing cost was 11.0% and 10.6% for the nine months ended August 28, 2011 and August 29, 2010, respectively. Our net weighted average borrowing cost was unfavorably impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the three month periods ending August 28, 2011 and August 29, 2010:

	Nine Months Ended:
	August 28, 2011	August 29, 2010
Cash interest expense	$46,145	$47,476
Non-cash interest expense	19,164	16,801

	$65,309	$64,277

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the nine months ended August 28, 2011 was 57.1% compared to 42.2% for the nine months ended August 29, 2010. The effective rate for the fiscal 2011 period was higher than the fiscal 2010 period primarily due to lower income before income taxes.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures for the nine months ended August 28, 2011 have remained relatively flat as compared to the earnings related to our joint ventures for the first nine months of fiscal 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal source of funds is cash flows from operations. However, we also have the ability to borrow under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $17.7 million for the nine months ended August 28, 2011. We expect total 2011 capital expenditures to be approximately $25.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, machinery and equipment, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At August 28, 2011, the Company had approximately $68.8 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.9 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the ABL Revolver is determined based on our U.S. accounts receivable and inventory balances. Our net weighted average borrowing cost was 11.0% and 10.6% for the nine months ended August 28, 2011 and August 29, 2010, respectively. As of June 21, 2011, we had no borrowings outstanding under the ABL Revolver.

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

        At August 28, 2011, there were no amounts outstanding under the ABL Revolver. The Senior Notes have an outstanding balance of $295.7 million at August 28, 2011 which gives effect to an unamortized original issue discount of $9.3 million. As of August 28, 2011, the Convertible Notes have an outstanding balance of $180.0 million. We also have an outstanding principal balance of $268.9 million at August 28, 2011 on the 2014 Notes.

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At August 28, 2011, there were no amounts outstanding under the ABL Revolver.

        At August 28, 2011, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which may from time to time include the redemption or repurchase of part or all of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of August 28, 2011, we have repurchased shares for $16.3 million under this program, none of which was repurchased during the third quarter of fiscal 2011. From August 28, 2011 through September 20, 2011, we did not repurchase any additional shares under this program.

        Our Convertible Notes contain a provision through which we are able to terminate the conversion rights on or after July 15, 2012 if (i) the closing sale price of our common stock equals or exceeds 250% of the conversion price then in effect for at least 20 days prior and (ii) our ratio of Net Debt to Adjusted EBITDA is less than 3.4 to 1.0. In such case, we would recognize the remaining unamortized discount related to the beneficial conversion features as a component of interest expense within our Condensed Consolidated Statement of Operations. As of August 28, 2011, the remaining unamortized discount related to the beneficial conversion features was $26.4 million.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $1.2 million during the next twelve months, with $0.9 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our Senior Notes, 2014 Notes or the Convertible Notes during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement in our ABL Revolver agreement as of August 28, 2011, our ability to pay a dividend to our common shareholders is currently limited to $33.8 million under our note indentures and we do not currently expect a dividend will be declared in the fourth quarter of fiscal 2011.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Nine Months Ended:
	August 28, 2011	August 29, 2010
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$6,862	$10,864
Investing activities	(17,668)	(11,302)
Financing activities	(14,848)	(47,088)
Effect of exchange rate changes on cash	2,333	(1,390)

Change in cash and cash equivalents	(23,321)	(48,916)
Cash and cash equivalents:
Beginning of period	109,255	131,427

End of period	$85,934	$82,511

  Nine Months Ended August 28, 2011 Compared With Nine Months Ended August 29, 2010

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $4.0 million to a source of cash of $6.9 million for the nine months ended August 28, 2011 from a source of cash of $10.9 million for the nine months ended August 29, 2010. The decrease in cash flows from operations for the nine months ended August 28, 2011 compared to the same prior year period was primarily driven by lower net income after adjusting for the fiscal 2010 non-cash charge of $23.0 million for impairment of the assets of our European business. This was partially offset by a decreased use of working capital during the first nine months of fiscal 2011 which was driven primarily by lower incentive and deferred compensation payments and improved inventory management during fiscal 2011.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the nine months ended August 28, 2011 were $17.7 million as compared to net cash used in investing activities of $11.3 million for the nine months ended August 29, 2010. This difference of $6.4 million is primarily due to higher capital expenditures in support of the launch of our Next Generation Posturepedic line.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the nine months ended August 28, 2011 was $14.8 million compared with cash used in financing activities of $47.1 million for the nine months ended August 29, 2010. This change was primarily driven by the decreased level of Senior Note repurchases in fiscal 2011 compared with fiscal 2010.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following August 28, 2011. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our ABL Revolver.

        Our ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of August 28, 2011, we were not in a period of minimum availability and did not have any outstanding borrowings under the ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the ABL Revolver. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio of 1.25 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At

August 28, 2011, adjustments to Adjusted EBITDA for cash taxes paid and unfinanced capital expenditures were $40.8 million. Fixed charges as calculated under the terms of the ABL Revolver agreement were $64.4 million. This results in a fixed charge coverage ratio of 1.71 to 1.00 at August 28, 2011 under the terms of the ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and 2014 Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At August 28, 2011, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and 2014 Notes were $80.9 million, resulting in a fixed charge coverage ratio of 1.87 to 1.00.

        Although we meet the minimum fixed charge coverage ratio requirements contained in our ABL Revolver agreement, we do not meet the minimum fixed charge coverage ratio contained in the indentures governing the Senior Notes, Convertible Notes and 2014 Notes as of August 28, 2011. As such, Sealy Mattress Company and its subsidiaries are limited in their ability to incur additional new indebtedness and make certain restricted payments, including dividends or equity distributions other than pursuant to specified exceptions. We do not believe that these restrictions will impact our liquidity or our ability to meet our ongoing capital needs.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended August 28, 2011 and August 29, 2010:

	Three Months Ended:		Nine Months Ended:
	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
	(in thousands)		(in thousands)
Net income (loss)	$6,598	$(15,823)	$5,319	$(9,259)
Interest expense	21,935	21,307	65,309	64,277
Income taxes	9,556	6,395	7,779	13,470
Depreciation and amortization	5,739	6,325	18,001	19,168

	43,828	18,204	96,408	87,656
Adjustments for debt covenants:
Refinancing charges	28	—	1,264	3,759
Non-cash compensation	3,466	3,545	9,239	12,760
KKR consulting fees	323	405	981	1,425
Severance charges	(33)	640	427	1,892
Discontinued operations	891	25,048	3,050	30,428
Other (various)(a)	(116)	(99)	(181)	109

Adjusted EBITDA	$48,387	$47,743	$111,188	$138,029

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

  •
  general business and macroeconomic conditions;

  •
  legal and regulatory requirements;

  •
  the success of new products;

  •
  our relationships with our major suppliers;

  •
  fluctuations in costs of raw materials and the effects of inflation;

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.7 million and $1.8 million impact on our financial position for the three and nine months ended August 28, 2011, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At August 28, 2011, we had outstanding forward foreign currency contracts to sell a total of 28.1 million Canadian dollars for U.S. dollars. The expiration dates for the Canadian dollar contracts range from September 2011 to July 2012. At August 28, 2011, the fair value of these contracts was a net liability of $0.1 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        Based on the amount of variable-rate debt outstanding at August 28, 2011, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        We experienced more stability in the prices of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts in fiscal 2010, but saw the prices increase in the latter part of the year. We expect volatility and in the prices of these commodities through the remainder of fiscal 2011. Further, we believe steel prices will remain stable for the remainder of fiscal 2011 under our supply contracts, but will increase in fiscal 2012. From time to time, we enter into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts are entered into in the normal course of business. From time to time we also hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices. At August 28, 2011 and November 28, 2010, there were outstanding contracts to purchase 0.2 million gallons of diesel fuel. The fair value of the contracts outstanding at August 28, 2011 and November 28, 2010 was an asset of an insignificant amount.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The information required with respect to this Item can be found in Note 17 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows information regarding our repurchases of the Company's common stock during the third quarter of fiscal 2011:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased during quarter as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
May 30 - June 26, 2011	1,454,680	$2.30	—	$83,746,985
June 27 - July 24, 2011	98,248	2.36	—	83,746,985
July 25 - August 28, 2011	—	—	—	83,746,985

Total	1,552,928		—

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

        Subsequent to August 28, 2011 through September 20, 2011, 8,556 shares of Sealy Corporation common stock were surrendered by participants in the Company's 2004 Stock Option Plan to cover the individuals' minimum tax withholding obligations related to the vesting of certain restricted stock units that were granted on September 8, 2010.

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
†101.1
The following financial information from Sealy Corporation's Quarterly Report on Form 10-Q for the quarter ended August 28, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 28, 2011 and August 29, 2010, (ii) the Condensed Consolidated Balance Sheets as of August 28, 2011 and November 28, 2010, (iii) the Condensed Consolidated Statement of Stockholders' Deficit for the nine months ended August 28, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended August 28, 2011 and August 29, 2010 and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: September 27, 2011

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets August 28, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 28, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 29, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 28, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 29, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 28, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 29, 2010 (in thousands)
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