Form 10-K
period 2011-11-27
SEALY CORP
filed 2012-01-18
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 27, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of May 29, 2011 was $132,497,553.

         The number of shares of the registrant's common stock outstanding as of January 10, 2012 is approximately: 100,916,228.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A related to the Registrant's 2012 Annual Meeting of Stockholders will be incorporated by reference in Part III of this Form 10-K to the extent described herein. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended November 27, 2011.

 PART I

Item 1.    Business

General

        Sealy Corporation (hereinafter referred to as the "Company", "Sealy", "we", "our", or "us"), a Delaware corporation organized in 1984, owns one of the largest bedding brands in the world (Sealy®). Based on Furniture/Today, a furniture industry publication, we are a leading bedding manufacturer in the United States with a wholesale market share of approximately 18.9% in 2010.

        We manufacture and market a complete line of bedding products, including mattresses and mattress foundations. Our conventional (innerspring) bedding products are manufactured and marketed in the Americas under the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brand names. In addition, we manufacture and market specialty (non-innerspring) latex and visco-elastic bedding products under the Embody, Stearns & Foster, and Carrington Chase brand names, which we sell in the United States and internationally.

        We believe that our brands have made Sealy the number one selling manufacturer in the domestic bedding industry for over 25 years and our Stearns & Foster brand name is one of the leading brands devoted to the attractive luxury category, which sells at higher price points in the industry. We believe that going to market with one of the best selling and most recognized brands in the domestic bedding industry (Sealy), one of the leading luxury brands (Stearns & Foster), and differentiated specialty bedding offerings gives us a competitive advantage and strengthens our relationships with our customers by allowing us to offer sleep solutions to a broad group of consumers.

        In November 2010, we divested the assets of our European manufacturing operations in France and Italy which represented our Europe segment. We also discontinued our operations in Brazil in the fourth quarter of fiscal 2010. In each of these markets, we have transitioned to a license arrangement with third parties. We accounted for these businesses as discontinued operations, and, accordingly, we have reclassified the financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

        We maintain an internet website at www.sealy.com. We make available on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, other reports, and any amendments to these reports as soon as reasonably practicable after they are electronically filed or furnished to the SEC. The information on the Company's website is not incorporated by reference into this report. From time to time, we may use our website as a channel of distribution of material Company information. Financial and other material information regarding Sealy is routinely posted on the Company's website and is readily accessible.

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

        Through a merger of the Company with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") in 2004, KKR acquired approximately 92% of the Company's capital stock. Subsequent to the initial public offering in 2006, KKR's ownership decreased. At November 27, 2011, affiliates of KKR controlled approximately 46.2% of our issued and outstanding common stock.

Our Segments

        Our segments were identified and aggregated based on our organizational structure, which is organized around geographic areas. Our operating segments in these geographic areas are deemed to meet the criteria for aggregation under the applicable authoritative guidance and as such, these operations are reported as one segment within our Consolidated Financial Statements in Item 8. From a geographical perspective, our operations are concentrated in the United States, Canada, Mexico, South America and Puerto Rico, with our dominant operations being in the United States (also referred to as "domestic" herein). For more information regarding revenues and assets by geographical area, see Note 20 to our Consolidated Financial Statements in Item 8.

Products

        We produce sleep sets across a range of technologies, including innerspring, latex foam and visco-elastic "memory foam" and sell them directly to customers in North and South America and indirectly around the world through joint venture and licensee partners. While our strategy is to drive sales growth through domestic specialty products, the majority of our products continue to be in the domestic innerspring market where we offer a complete line of innerspring bedding products in sizes ranging from twin to king size, selling at retail price points from under $300 to approximately $5,000 per queen set domestically. Although we sell conventional innerspring products at all retail price points, we focus our product development and sales efforts on mattress and box spring sets that sell at retail price points above $750 domestically.

        During fiscal 2011, we have seen strength in sales of products at the higher and lower end price points. In order to capture this growth potential at the higher end price point, we accelerated the domestic introduction of our Next Generation Stearns & Foster product line to the fourth quarter of fiscal 2011. Our main product introduction for fiscal 2011 related to our Next Generation Posturepedic line which comprises the largest portion of our portfolio. We believe that these products have been well received by customers. For fiscal 2011, we derived approximately 67% of our total domestic sales from products with retail price points of $750 and above.

        Our product development efforts include regular introductions across our product lines in order to maintain the competitiveness and the profitability of our products. In the past two years alone, we have introduced several new products including: 1) our Next Generation Posturepedic line which comprises the largest portion of our portfolio and incorporates new benefits and technologies developed specifically for that line; 2) our Next Generation Stearns & Foster line which is offered in three collections, Core, Estate and Luxury Estate and includes traditional innerspring products, but also includes a luxury latex line containing a 100% latex core with cashmere-infused fabric; 3) Embody by Sealy, a premium specialty brand featuring memory foam and latex technologies; and 4) new Sealy branded promotional bedding at lower retail prices.

        In our international markets, we also offer a wide range of products including a full line of innerspring and specialty products under the Sealy and local brand names.

Customers

        Our five largest customers on a consolidated basis accounted for approximately 39.2% of our net sales for fiscal 2011 with one customer (Costco), representing more than 10% of our net sales during fiscal 2011. While we believe our relationships with these customers are stable, many of these relationships are terminable at will at the option of either party. In the U.S., we serve a large and well diversified base of approximately 3,000 customers, including furniture stores, specialty bedding stores, department stores and warehouse club stores. The credit environment in which our customers operate has stabilized somewhat over the past two years; however, the continued management of credit risk by financial institutions continues to cause a decrease in the availability of credit for mattress retailers. In certain instances, this has caused mattress retailers to exit the market or be forced into bankruptcy. Furthermore, many of our customers rely in part on consumers' ability to finance their mattress purchases with credit from third parties. See "Risk Factors—A substantial decrease in business from our significant customers could have a material effect on our sales and market share" in Item 1A below.

        We continue to remain focused on monitoring our customer relationships and working with our customers during these unpredictable and difficult times. We have been able to maintain a leading market share among the top 25 U.S. bedding retailers by wholesale sales dollars. We believe this is due, in part, to the strength of our customer relationships, our large and well-trained sales force, effective marketing, leading brand names and a broad portfolio of quality product offerings.

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

        In 2011, we launched a new national advertising campaign and product line for our flagship Posturepedic brand. From the new product aesthetics to the marketing and integral use of social media in connecting with consumers, everything in preparation for the Posturepedic launch was thoughtfully planned to transform the way consumers think about the brand.

        During 2011, we also introduced several new strategies which were focused on leveraging digital media including our "In Bed" tagger application for mobile devices, inclusion of our advertising messages on YouTube and Hulu and the use of behavioral targeting of online ads to better reach customers that may be particularly interested in purchasing our products. We expect to continue to create new ways to use digital media to maximize the reach of our advertising.

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

Operations

        We manufacture and distribute products to our customers primarily on a just-in-time basis from our network of 27 company-owned and operated bedding and component manufacturing facilities located around the world. We manufacture most bedding to order and employ just-in-time inventory techniques in our manufacturing process to more efficiently serve our dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five business days of receipt from our plants located in proximity to a majority of our customers. We believe there are a number of important advantages to this operating model such as the ability to provide superior service and custom products to regional, national and global accounts, a significant reduction in our required inventory investment and short delivery times. We believe these operating capabilities, and the ability to serve our customers, provide us with a competitive advantage.

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

Sources and Availability of Raw Materials and Suppliers

        Our primary raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S., we rely upon a single supplier for certain polyurethane foam components in our mattress units. Such components are purchased under a supply agreement. We continue to develop alternative supply sources, allowing acquisition of similar component parts that meet the functional requirements of various product lines. We also purchase a significant portion of our box spring parts from third party sources under supply agreements, which require that we maintain certain volume allocations based on a proportional amount of material purchases. These volume allocations do not represent fixed purchase commitments. We are also dependent on a single supplier for the visco-elastic components and assembly of our Embody specialty product line. Except for our dependence regarding polyurethane foam, visco-elastic components and assembly of our Embody specialty product line, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

International

        We derived approximately 22.6% of our fiscal 2011 net sales internationally. Our largest international market, Canada, contributed 14.8% of our fiscal 2011 net sales. We have 100% owned subsidiaries in Canada, Mexico, Puerto Rico, Argentina, Uruguay and Chile, which have marketing and manufacturing responsibilities for those markets. We have three manufacturing and distribution center facilities in Canada and one each in Mexico, Puerto Rico, Argentina, and Uruguay, which comprise all of the company-owned manufacturing operations outside of the U.S. at November 27, 2011. We attribute revenue from external customers based on the sales of the manufacturing facilities in these international locations. Long-lived assets attributable to our Canadian operations were $12.2 million, $12.8 million, and $8.5 million as of November 27, 2011, November 28, 2010 and November 29, 2009, respectively.

        We also derive income from royalties by licensing our brands, technology and trademarks to other manufacturers, including 14 international independent licensees.

        We also participate in a group of joint ventures with our Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia. Our China joint venture recently opened a manufacturing facility in China in order to better serve this growing market and increase the presence of the Sealy brand in this area. We are also exploring opportunities to expand our international reach by establishing either new joint venture or licensing arrangements in India and South America. In addition to the above, we also ship products directly into many small international markets.

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

Bedding Industry

General

        Our U.S. business represents the dominant portion of our operations. The U.S. bedding industry generated wholesale revenues of approximately $5.9 billion during the calendar year 2010, according to the International Sleep Products Association ("ISPA"). Based on a sample of leading mattress manufacturers, including Sealy, ISPA estimates that wholesale revenues for these manufacturers increased approximately 4.1% in 2010. This trend has continued through the first nine months of 2011 with wholesale revenues reported by ISPA increasing 8.3%.

        The majority of the wholesale revenue growth has been driven by the specialty bedding category, which represents non-innerspring bedding products including visco-elastic "memory foam", latex foam and other mattress products. According to ISPA, specialty bedding wholesale mattress revenue increased 22.7% in 2010 and these trends have remained strong through the first nine months of 2011 which have seen increases of 28.1% from the levels experienced in the first nine months of 2010. Conversely, wholesale revenue from traditional innerspring mattresses have shown more moderate growth of 0.7% and 4.0% for 2010 and the first nine months of 2011, respectively.

        Sales of mattresses at retail price points below $500 and above $1,000 showed stronger performance in 2010 according to ISPA based on a sample of total industry shipments of queen sets. Wholesale revenues generated by these price points gained approximately 2.0% from 2009 to 2010. In fiscal 2011, we have seen these trends continue with stronger sales of mattresses at these price points within our own product portfolio.

        One of our main operating strategies is to maintain a wide breadth of product offerings at various price points. In 2011, we introduced our Next Generation Posturepedic line, which comprises the largest portion of our portfolio. Additionally, we introduced our Next Generation Stearns & Foster line in the fourth quarter of 2011 and plan to introduce a new line of specialty product and refresh our Sealy branded promotional product in fiscal 2012.

Competition

        The bedding industry is highly competitive and we encounter competition from many manufacturers in both domestic and foreign markets. Manufacturers in the industry principally compete by developing new products and distributing these new products in retail outlets. While many bedding manufacturers, including Sealy, offer multiple types of bedding products, some of our competitors focus on single product types. The single product focus of these competitors may afford them with a competitive advantage, particularly in the specialty bedding market, but we believe going to market with the best selling and one of the most recognized brands in the domestic bedding industry (Sealy) and differentiated specialty bedding offerings provides us with a competitive advantage. We, together with Simmons Company and Serta, Inc., collectively accounted for approximately 50.1% of wholesale bedding industry revenues in 2010, based on figures obtained from ISPA and Furniture/Today industry publications.

        U.S. noninnerspring bedding has significantly increased market share at the expense of innerspring products over the past four years. The largest specialty competitors are Tempur-pedic and Select Comfort which hold a combined U.S. market share of 16% in 2010. Wholesale revenue from traditional innerspring mattresses has shown more moderate growth in 2010 and 2011. See "Risk Factors—The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline" in Item 1A.

Our Strategy

        We expect to deliver growth from three sources: U.S. innerspring products, U.S. specialty products and our international markets. To accomplish this, we intend to leverage our intellectual property, scale and vertical integration to grow profitable market share, and develop and launch innovative products.

Develop a steady stream of innovative products that are relevant to consumers and have a simple selling story

        We believe that the continuous process of new product introduction is a key factor to our success. As such, we periodically refresh the design, look and feel of our products across all our brands in order to maintain a fresh interest in the product by the end consumer and our retail partners.

        In 2011, we launched our Next Generation Posturepedic line which is the single largest product line in our portfolio. This line of products incorporates the knowledge gained from our consumer research and product reviews with key retail partners as well as new benefits and technologies developed specifically for the line. By the end of the third quarter of 2011, the Next Generation Posturepedic line had been distributed to essentially all our customers. The incremental costs associated with the launch of the Next Generation Posturepedic line and the acceleration of our rollout of the Next Generation Stearns & Foster product line in 2011 were approximately $28.2 million, including price discounting for the old line, manufacturing start-up, launch related costs and national advertising expense.

        In response to the resilience of the higher mattress price points in the current market environment, we accelerated the introduction of our luxurious Next Generation Stearns & Foster line to the fourth quarter of fiscal 2011 and plan to introduce a new line of specialty product in January 2012. To take advantage of the recent market strength in the lower price points, we also plan to refresh our Sealy branded line of value-oriented products in fiscal 2012.

        To maximize the effectiveness and execution of our new product launches, we maintain a strong alignment between our operations, marketing, and sales functions. The alignment of these departments serves to ensure that each retailer has the right, high-quality merchandise and that we implement tailored marketing activities that motivate consumers to ask for our products by name.

        Our New Product Development ("NPD") process emphasizes five key areas to improve the probability of success with each product that we launch:

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

Improve competitiveness in premium specialty bedding

        As noted above, the specialty product market has seen significant growth over the past several years. In order to capitalize on this fast growing sector of the market, we have created a new specialty division which is responsible for the development, marketing and distribution of our specialty product lines. This team will challenge many paradigms currently in place at Sealy including historical product development and promotional processes as well as how we price and distribute our products. Over the next several years we will take a phased approach to achieving our goal of capturing 20% of the industry's Specialty bedding sales in the U.S. The initial focus of this division will be the release of a new line of products in January 2012. Subsequently, this team will begin focusing on strategies through which we develop new technologies to pursue an expansion of our product offerings in this area, partner more closely with select retailers in their specialty product offerings, and redesign the promotion of these products through in-store and external channels.

Grow earnings from international sources

        We participate in international markets through several means: 1) direct investment in wholly-owned subsidiaries; 2) licensing arrangements; and 3) participation in joint ventures. The diversity of these channels allows us to develop and grow our brand portfolio in international markets, while allowing us to limit our risk and capital investment in these markets due to uncertain economic or political factors.

        We believe that emerging markets, particularly in Asia and South America offer significant potential for increasing earnings growth derived from international sources. Given the magnitude of these untapped markets, we plan to continue expanding our geographic reach into developing markets with a focus to drive brand recognition whether through partnering with others or by making direct investments in the geographic territory. Specifically, we are continuing to expand our reach in China through our existing joint venture arrangement and are exploring opportunities to establish a greater presence in Asia and certain South American countries through an indirect investment in the form of joint ventures or licensee arrangements.

Grow profitable innerspring market share

        We continue to focus on profitable market share growth through an emphasis on advertising, account penetration, and new distribution.

        Through our advertising and marketing strategies, we hope to better connect directly with consumers and motivate them to visit our retail partners which will drive increased sales of our product for our existing retail partners and encourages distribution of our product to new retail partners. Our sales force works with each retailer to leverage our media assets to design successful promotions that maximize sales volumes. Through this partnership, our goal is to create an integrated advertising package that leverages advertising through various media and promotes our product both inside and outside the retailer location.

        During 2011, we introduced several new strategies which were focused on leveraging digital media including our "In Bed" tagger application for mobile devices, inclusion of our advertising messages on YouTube and Hulu and the use of behavioral targeting of online ads to better reach customers that may be particularly interested in purchasing bedding products. We expect to continue to create new ways to use digital media to maximize the reach of our advertising.

        We also plan to grow our market share through increasing our sales at existing retailer locations by gaining incremental balance of market share at those locations. Further, we plan to pursue growth through new distribution channels which we believe will broaden our brand recognition and provide opportunities for sales growth.

Use continuous improvement and lean management principles to eliminate waste and drive efficiencies

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

        We continue to leverage our vertical integration into the manufacturing of innersprings and latex foam to better control the design and costs of these components. During 2011, we began making changes in our manufacturing operations such as regionalizing certain production activities to increase the distribution efficiency of certain products. We plan to continue to seek ways to improve these processes further. We will also continue to leverage our scale and purchasing power to source technology and materials globally, acquire best-in-class equipment and buy in quantities sufficient to obtain the best pricing possible.

Utilize cash flows to reduce debt

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

        To increase shareholder value, we intend to utilize our cash flows to reduce our outstanding debt balances, drive an improvement in our leverage ratios and reduce our cash interest expense. On May 27, 2011, we elected to redeem $10.0 million of the principal amount of our outstanding Senior

Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. On December 21, 2011, we redeemed an additional $10.0 million of these Senior Notes at the 103% redemption price, plus accrued and unpaid interest to the redemption date. In future periods, such opportunities may include the redemption or repurchase of a portion of our Senior Notes, our senior subordinated notes or our senior secured convertible PIK notes to the extent permitted by our debt covenants.

Other Company Information

Licensing

        At November 27, 2011, there were 23 separate license agreements in effect with 5 domestic and 18 foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Rooms To Go (a furniture retailer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer) and Mantua Manufacturing Co. (a bed frame manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

        Our foreign license agreements provide exclusive rights to market the Sealy brand in Australia, Thailand, Japan, the United Kingdom, Continental European Union countries, Brazil, Columbia, Paraguay, India, South Africa, Israel, Saudi Arabia, Jamaica and the Dominican Republic. These licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets.

        Our licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. In the fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009, the licensing group as a whole generated unaffiliated gross royalties of approximately $19.4 million, $17.6 million and $16.5 million, respectively.

Intellectual Property

        We have approximately 302 worldwide patents, of which the patents and pending patent applications that protect our proprietary spring and coil designs and our latex production process, are believed by us to be our most valuable. These patents, having been recently issued or still pending, afford us multiple years of continuing protection of certain mattress designs. We have filed for patent protection for certain technologies in 28 countries to date and expect similar competitive benefits from the issuance of those patents in those countries. Recent patents covering our proprietary spring and coil designs also provide Sealy with a competitive advantage in the U.S. and in other countries where we have a presence, and these patents have a remaining enforceable period of at least 15 years.

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

        Of our over 790 worldwide trademarks, we believe that our Sealy, Posturepedic, and Stearns & Foster marks and affiliated logos (the Sealy script, the "butterfly logo" and the Stearns & Foster "seal") are the most well known. We have registered the Sealy, Posturepedic and Stearns & Foster marks in over 94 countries.

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

Warranties and Product Returns

        Sealy, Stearns & Foster and Bassett bedding offer limited warranties on our manufactured products. The periods for "no-charge" warranty service vary among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy branded products offer a ten year non-prorated warranty service period. Our TrueForm and MirrorForm visco-elastic line of bedding as well as our SpringFree latex line of bedding, carry a twenty year warranty on the major component, the last ten years of which are prorated on a straight-line basis. In 2006, we introduced Right Touch (which was discontinued in the third quarter of fiscal 2008), that had a twenty year limited warranty that covers only certain parts of the product and is prorated for part of the twenty years. We amended our warranty policy on Sealy brand value-priced bedding to three years beginning with our new line introduced in fiscal 2007. The effect of the changes to the warranty policies did not have a significant impact on our financial results or position.

Employees

        As of November 27, 2011 we had 4,276 full time employees. Approximately 67% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. We have only experienced two work stoppages by some of our employees in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The only significant organizing activity at our non-union plants during the last ten years was a petition filed by the Teamsters seeking to organize the production employees at our Mountain Top, Pennsylvania facility. At the subsequent election, the union was defeated by a wide margin. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2012 through 2014. As of November 27, 2011, our domestic manufacturing plants employed 476, 921 and 416 employees covered under collective bargaining agreements expiring in fiscal 2012, 2013 and 2014, respectively. At our international facilities, there were 439, 424 and 333 employees covered under collective bargaining agreements expiring in fiscal 2012, 2013 and 2014, respectively.

Seasonality and Production Cycle

        Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. See Note 17 to our Consolidated Financial Statements in Item 8.

        Most of our sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within five business days of accepting the order). See "Risk Factors—We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparisons an unreliable indication of our performance." in Item 1A below.

Regulatory Matters

        Our conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. We believe that we are in compliance with all such laws and regulations.

        Our principal waste products in North America are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose of (primarily by recycling) small amounts of used machine lubricating oil and air compressor waste oil. In the United States, we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act. In our facilities in Mountain Top, Pennsylvania, and Argentina, we also manufacture foam. We believe that we are in compliance with all applicable international, federal, state and local environmental statutes and regulations. Except as set forth in "Legal Proceedings" in Item 3 below, compliance with international, federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation which would have a material impact on our operations. Except as set forth in "Legal Proceedings" in Item 3 below, we have not been required to make and do not expect to make any material capital expenditures for environmental control facilities in the foreseeable future.

Item 1A.    Risk Factors

A substantial decrease in business from our significant customers could have a material adverse effect on our sales and market share.

        Our five largest customers on a consolidated basis accounted for approximately 39.2% of our net sales for fiscal 2011 with one customer representing more than 10% of net sales for fiscal 2011. While we believe our relationships with these customers are stable, many arrangements are made by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in material write-offs or loss of future business. The credit environment in which our customers operate has been relatively stable over the past few years. However, the continued management of credit risk by financial institutions has caused a decrease in the availability of credit for mattress retailers. In certain instances, this has caused mattress retailers to exit the market or be forced into bankruptcy. Furthermore, many of our customers rely in part on consumers' ability to finance their mattress purchases with credit from third parties. If customers are unable to obtain financing, they may defer their purchases.

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

        Our business, financial condition and results of operations have and may continue to be affected by various economic factors. Periods of economic uncertainty, such as the current economic climate and the recession experienced in 2008 and much of 2009, can lead to reduced consumer and business spending, including by our customers, and the purchasers of their products. Reduced access to credit has and may continue to adversely affect the ability of consumers to purchase our products from retailers. It has and may continue to adversely affect the ability of our customers to pay us. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.

Our profitability may be materially affected by increases in the cost of petroleum-based products, steel and other raw materials.

        Our industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. During fiscal 2011, the cost of these components increased in the second and third quarters. The prices of polyurethane foam did see some decreases in the fourth quarter as the price of TDI and Polyol began to stabilize and demand trended down. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect our profitability.

The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline.

        The bedding industry is highly competitive, and we encounter competition from many manufacturers in both domestic and foreign markets. We, along with Simmons Company and Serta, Inc., accounted for approximately 50% of U.S. wholesale revenues in 2010, according to figures obtained from ISPA and Furniture/Today industry publications. The highly competitive nature of the bedding industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. Some of our principal competitors have less debt than we do and may be better able to withstand changes in market conditions within the bedding industry. Additionally, we may encounter increased future competition and further consolidation in our industry which could magnify the competitive risks previously outlined. U.S. non-innerspring bedding has significantly increased market share at the expense of innerspring products over the past four years and less than 10% of our U.S. revenues are derived from such specialty bedding products. The largest specialty competitors are Tempur-pedic and Select Comfort which hold a combined U.S. market share of 16% in 2010. Failure to compete effectively against these companies could materially and adversely impact profitability.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

        After the completion of the Refinancing, we continue to have substantial indebtedness. As of November 27, 2011, we had a total of $791.9 million of debt outstanding, including $296.1 million Senior Notes, $185.3 million Convertible Notes and $268.9 million senior subordinated notes due 2014 (the "2014 Notes"). We also have approximately $41.8 million of undrawn availability under the ABL Revolver, after taking into account $16.3 million of outstanding letters of credit and borrowing base limitations.

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

  •
  place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

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

Our day-to-day operations and decision making processes are highly dependent on our information technology infrastructure. A failure of these systems could have an adverse effect on our performance.

        We depend on accurate and timely information and numerical data from key software applications to aid our day-to-day business, financial reporting and decision-making and, in many cases, aged and custom-designed software is necessary to operate our bedding plants. We have put in place disaster recovery plans for our critical systems. However, we are dependent on certain key personnel and consultants as these applications are no longer supported by the vendor. Any disruptions caused by the failure of these systems could adversely impact our day-to-day business and decision making and could have a material adverse effect on our performance. The requirement to replace these systems would reduce our net income and adversely affect our cash flows.

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

We are dependent upon a single supplier for the visco-elastic components and assembly of our Embody specialty product line. A disruption in the supply of these products and services could adversely affect our operations.

        We are dependent upon a single supplier for certain structural components and assembly of our Embody specialty product line. These products are purchased under a supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier. If we experience a loss or disruption in our supply of these products, we may have difficulty sourcing substitute components on terms favorable to us. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability. The related product in which these components and assembly processes are used does not represent a significant portion of our overall sales.

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

        We hold over 790 worldwide trademarks, which we believe have significant value and are important to the marketing of our products to customers. We own 92 U.S. patents, a number of which have been registered in a total of 28 countries, and we have 31 domestic patents pending. In addition, we own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also own several U.S. copyright registrations, and a wide array of unpatented proprietary technology and know-how. We also license certain intellectual property rights from third parties.

        Our ability to compete effectively with other companies depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Although our trademarks are currently registered in the United States and registered or pending in 102 foreign countries, we still face risks that our trademarks may be circumvented or violate the proprietary rights of others and we may be prevented from using our trademarks if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against such a challenge. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. We also face risks as to the degree of protection offered by the various patents, the likelihood that patents will be issued for pending patent applications or, with regard to licensed intellectual property, that the licenses will not be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our goodwill and ability to differentiate our products in the marketplace could be negatively affected and our market share and profitability could be materially and adversely affected.

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

        We have made and will continue to make capital and other expenditures to comply with environmental requirements. We also have incurred and will continue to incur costs related to certain remediation activities. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. We are currently addressing the clean-up of environmental contamination at our former facility in Oakville, Connecticut and our former facility in South Brunswick, New Jersey. At November 27, 2011, we have accrued approximately $0.2 million and $1.7 million for the Oakville and South Brunswick clean-ups, respectively, and we believe that these reserves are adequate. While uncertainty exists as to the ultimate resolution of these two environmental matters and we believe that the accruals recorded are adequate, in the event of an adverse decision by one or more of the governing environmental authorities or if additional contamination is discovered, these matters could have a material effect on our profitability.

A change or deterioration in labor relations could disrupt our business or increase costs, which could lead to a material decline in sales or profitability.

        As of November 27, 2011, we had 4,276 full time employees. Approximately 67% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2012 through 2014. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew the various collective bargaining agreements on a timely basis or on favorable terms, or at all.

We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparisons an unreliable indication of our performance.

        We have historically experienced, and we expect to continue to experience, seasonal and quarterly fluctuations in net sales and operating income. As is the case with many bedding customers, the retail business is subject to seasonal influences, characterized by strong sales for the months of June through September, which impacts our third fiscal quarter results. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. Our first fiscal quarter cash flows are typically the most unfavorable due to working capital demands and coupon payments on our senior subordinated notes which consist of an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest of 8.25% per annum payable semi-annually (the "2014 Notes"). This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

The loss of the services of one or more members of our senior management team could impair our ability to execute our business strategy and adversely affect our business.

        We are dependent on the continued services of our senior management team, most of whom have substantial industry specific experience. The simultaneous loss of several of our key personnel could impair our ability to execute our business strategy and have a material adverse effect on our business.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

        The terms of the ABL Revolver agreement and the indentures governing our Senior Notes, Convertible Notes and 2014 Notes will restrict us and our subsidiaries from incurring substantial additional indebtedness in the future, but will not completely prohibit us from doing so. Our ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability. At November 27, 2011, we have $41.8 million of undrawn availability under the ABL Revolver, after taking into account $16.3 million of letters of credit and borrowing base limitations. These restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

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

        We have noncontributory, defined benefit pension plans covering current and former hourly employees at four of our active plants and eight previously closed facilities as well as the employees of a facility of our Canadian operations. We record a liability associated with these plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded at November 27, 2011 was $11.4 million, and we expect to make estimated minimum funding contributions totaling approximately $1.6 million in 2012. If the performance of the assets in these pension plans does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plans could be higher than we expect. The domestic pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to us by Sealy, Inc. (our 100%-owned subsidiary).

        We administer our component operations at our Rensselaer, Indiana facility. Our leased facilities are occupied under operating leases, which expire from fiscal 2012 to 2043, including renewal options.

        The following table sets forth certain information regarding manufacturing and distribution facilities operated by us at January 10, 2012:

Location		Approximate Square Footage	Title
United States
Arizona	Phoenix	76,000	Owned(d)
California	Richmond	238,000	Owned(a)
	South Gate	185,000	Leased
Colorado	Colorado Springs	70,000	Owned(a)
	Denver	92,900	Owned(a)
Florida	Orlando	225,000	Owned(b)
Georgia	Atlanta	292,500	Owned(a)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer	131,000	Owned(a)
	Rensselaer	124,000	Owned(a)
Kansas	Kansas City	121,200	Leased
Maryland	Williamsport	144,000	Leased
Minnesota	St. Paul	93,600	Owned(a)
New York	Green Island	257,000	Owned(b)
North Carolina	High Point	151,200	Owned(a)
Ohio	Medina	140,000	Owned(a)
Oregon	Portland	140,000	Owned(a)
Pennsylvania	Delano	143,000	Owned(a)
	Mountain Top	210,000	Owned(b)
Texas	Brenham	220,000	Owned(a)
	North Richland Hills	124,500	Owned(a)
Canada
Alberta	Edmonton	144,500	Owned(a)
Ontario	Toronto	130,200	Leased
Quebec	Saint Narcisse	76,000	Owned(a)
Argentina	Buenos Aires	85,000	Owned
Brazil	Sorocaba	92,000	Owned(c)
Mexico	Toluca	157,100	Owned
Puerto Rico	Carolina	58,600	Owned(a)
Uruguay	Montevideo	39,500	Leased

		4,174,500

(a)
We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

(b)
We engaged third parties to construct these facilities to be leased by us. The Financial Accounting Standards Board's ("FASB") authoritative guidance requiring the Company to be considered the owner, for accounting purposes of certain leased facilities, is applied to entities involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed.

(c)
This facility represents our former manufacturing facility in Brazil which is currently being leased to a third party over a period of twelve years.

(d)
Prior to year-end, we entered into an agreement with an external third-party to sell our manufacturing facility in Phoenix, Arizona. As of January 10, 2012, the sale has not yet been finalized. We plan to relocate our operations to a different leased facility in Phoenix during 2012.

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

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At November 27, 2011, the Company had recorded a reserve of $1.1 million related to the expected requirement to pay certain sales taxes, fees and penalties associated with this assessment as a component of accrued expenses.

        We are currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. We and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, we and our subsidiary agreed to conduct soil and groundwater remediation at the property. We do not believe that our manufacturing processes were the source of contamination. We sold the property in 1997. We and our subsidiary retained primary responsibility for the required remediation. Previously, we removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection's approval, and have installed a groundwater remediation system on the site. During 2005, with the approval from the New Jersey Department of Environmental Protection, we removed and disposed of sediment in Oakeys Brook adjoining the site. We continue to monitor groundwater remediation at this site. During 2012, we are planning to remove and dispose of additional contaminated soil from the site. We had recorded a reserve as of November 27, 2011 of $1.7 million ($1.9 million prior to discounting at 4.75%) associated with this remediation project.

        We are also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although we are conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. We have completed essentially all soil remediation under the remediation plan and are currently monitoring groundwater at the site. We identified cadmium in the soil and ground water at the site and removed the cadmium-contaminated soil and rock from the site during fiscal 2007. At November 27, 2011, we have recorded a reserve of approximately $0.2 million associated with the additional work and ongoing monitoring. We believe the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

        While we cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters, based on facts currently known, we believe that the accruals recorded are adequate and do not believe the resolution of these matters will have a material adverse effect on our financial position or our future operations and cash flow; however, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material adverse effect.

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

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2011
First quarter	3.11	2.58	—
Second quarter	2.99	2.40	—
Third quarter	2.78	1.63	—
Fourth quarter	2.15	1.09	—

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2010
First quarter	3.93	2.43	—
Second quarter	4.24	2.90	—
Third quarter	3.26	2.30	—
Fourth quarter	3.11	2.30	—

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7.

        As of January 10, 2012, there were approximately 140 holders of record of our common stock.

Issuer Purchases of Equity Securities

        The table below shows our repurchases of the Company's common stock during the fourth quarter of fiscal 2011:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
August 29 - September 25, 2011	8,556	$1.97	—	$83,746,985
September 26 - October 23, 2011	37,962	1.47	—	83,746,985
October 24 - November 27, 2011	—		—	83,746,985

Total	46,518		—

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

Performance Graph

        The following graph compares the performance through November 27, 2011 of a hypothetical $100 investment made on April 7, 2006 in (a) our common stock, (b) the S&P 500 Composite Index® and (c) an index of certain companies chosen by the Company as comparable to Sealy (the "Peer Group Index"). The companies selected to form the Peer Group Index are: Brunswick Corp., Church & Dwight Co, Energizer Holdings Inc., Ethan Allen Interiors Inc., Fortune Brands Home & Security, Inc.1, Furniture Brands International, Harman International, Leggett & Platt Inc., La-Z-Boy Inc, Masco Corp., Mohawk Industries Inc., Nautilus Inc., Prestige Brands Holdings Inc., Polaris Industries Inc., Select Comfort Corp., Spectrum Brands, Inc., Tempur-pedic International Inc., and The Scotts Miracle-Gro Co. In 2006, Playtex Products Inc., Chattem Inc. and Spectrum Brands, were each included as part of the Peer Group Index. In 2007, Playtex was acquired. In 2009, Spectrum Brands went bankrupt and cancelled its common shares. In 2010, Chattem Inc was acquired. As a result, each of these companies stopped being a public company and each was removed from the Peer Group Index at that time, except that in 2006 Fortune Brands, Inc. rather than Fortune Brands Home & Security, Inc. was part of the peer group. This Peer Group Index was determined at the time that Sealy became a public company with the assistance of the investment banking firms involved in taking Sealy public. The Peer Group Index includes public companies in home furnishings and consumer products industries. This graph is calculated assuming that all stock dividends are reinvested during the relevant period.

COMPARISON OF CUMULATIVE TOTAL RETURN

(1)
In October 2011, Fortune Brands, Inc. divided itself into two separate public companies, Beam, Inc. (a distilled spirits company) and Fortune Brands Home & Security, Inc. (a home related products company). As a result of that separation, we kept Fortune Brands Home & Security, Inc. in the Peer Group Index since its business relates to our business much more than the business of Beam, Inc. For the Peer Group Index cumulative of total return calculation we treated the spin-off of Beam, Inc. as a special dividend and made the appropriate adjustment to the shareholder return data by adding the value of the Beam, Inc stock which would have been received at the spin-off as a reinvestment at the spin-off date into shares of Fortune Brands Home & Security, Inc.

Item 6.    Selected Financial Data

        The following table presents selected historical financial and other data about us. The selected historical financial data for the years ended and as of November 27, 2011, November 28, 2010, November 29, 2009, November 30, 2008, and December 2, 2007 are derived from our audited Consolidated Financial Statements and the notes thereto. During fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy which represented our Europe segment. Also during 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and, accordingly, we have reclassified the selected financial data for all periods presented to reflect them as such.

        The consolidated financial statements for the three years ended November 27, 2011 have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and are included in "Financial Statements and Supplementary Data" in Item 8 below.

        The selected historical financial and other data set forth below should be read together with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and our financial statements and the notes thereto, appearing elsewhere in this report.

	Fiscal Year(1)
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$1,230.2	$1,219.5	$1,174.6	$1,343.3	$1,549.8
Cost of goods sold	751.4	710.0	687.1	794.8	878.7
Selling, general and administrative expenses	414.2	398.1	382.5	443.6	503.5
Other income(2)	(19.0)	(17.2)	(13.7)	(11.8)	(17.9)

Income from operations	83.6	128.6	118.7	116.7	185.5
Interest expense	87.7	85.6	76.6	56.5	60.5
Other expense, net(3)	0.8	3.5	20.6	5.0	0.8

Income (loss) before provision for income taxes	(4.9)	39.5	21.5	55.2	124.2
Provision for income tax expense	4.1	18.4	(1.4)	21.5	34.5
Equity in earnings of unconsolidated affiliates	3.4	3.6	—	—	—

Income (loss) from continuing operations	(5.7)	24.7	22.9	33.7	89.7
Loss from discontinued operations	(4.2)	(38.4)	(9.4)	(37.5)	(12.3)

Income (loss) available to common shareholders	$(9.9)	$(13.7)	$13.5	$(3.8)	$77.4

Basic net income (loss) per share:
Net income (loss) per share	$(0.06)	$0.26	$0.25	$0.37	$0.98
Loss from discontinued operations	(0.04)	(0.40)	(0.10)	(0.41)	(0.10)

Earnings (loss) per common share—Basic	$(0.10)	$(0.14)	$0.15	$(0.04)	$0.85

Weighted average shares	99.3	95.9	92.3	91.2	91.3
Diluted net income (loss) per share:
Net income (loss) per share	$(0.06)	$0.14	$0.15	$0.36	$0.93
Loss from discontinued operations	(0.04)	(0.13)	(0.05)	(0.40)	(0.13)

Earnings (loss) per common share—Diluted	$(0.10)	$0.01	$0.10	$(0.04)	$0.80

Weighted average shares	99.3	289.9	185.6	93.7	96.3

	Fiscal Year(1)
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Balance Sheet Data (at end of period):
Current assets	$342.1	$345.9	$386.4	$295.6	$343.7
Total assets	919.2	936.8	1,015.5	913.5	1,019.0
Current liabilities	156.5	177.1	229.2	238.5	321.9
Long term debt, net of current portion	790.3	793.1	833.8	762.2	757.3
Total debt	791.9	795.3	847.5	783.4	793.8
Common stock and options subject to redemption	—	—	—	8.9	16.2
Stockholders' deficit	(80.6)	(87.6)	(108.0)	(167.8)	(131.8)
Other Financial Data:
Dividends per common share	$—	$—	$—	$0.08	0.30
Depreciation and amortization	24.2	28.7	33.4	35.9	32.7
Capital expenditures	(22.4)	(16.6)	(12.4)	(25.0)	(42.4)
Cash flows provided by (used in):
Operating activities	33.8	48.5	78.7	53.7	94.4
Investing activities	(22.2)	(13.6)	(3.3)	(24.9)	(37.4)
Financing activities	(14.8)	(50.5)	25.8	(18.7)	(86.2)

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2011, November 28, 2010, November 29, 2009, and November 30, 2008 were all 52-week years. The fiscal year ended December 2, 2007 was a 53-week year.

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

2011 Financial Highlights

        Revenues for fiscal 2011 were $1,230.2 million, with income from operations of $83.6 million and a net loss from continuing operations of $5.7 million. These results were impacted by the following key items:

  •
  Our consolidated net sales for fiscal 2011 increased $10.7 million, or 0.9% from fiscal year 2010 due to sales increases in our South American, Mexico, and U.S. operations which were partially offset by sales decreases in Canada.

  •
  Gross profit as a percentage of net sales decreased 2.9 percentage points from fiscal 2010 to 38.9%. The decrease in gross profit as a percentage of net sales was primarily attributable to increases in material and other costs due in part to inflation pressures on the underlying commodities.

  •
  Selling, general, and administrative expenses increased $16.2 million to $414.2 million for fiscal 2011, principally due to approximately $13.8 million of incremental costs incurred related to product launches which relate primarily to the Next Generation Posturepedic and Stearns & Foster product lines.

  •
  Total incremental product launch costs for fiscal 2011 were $28.2 million. These costs relate primarily to the Next Generation Posturepedic line and the acceleration of our rollout of the Next Generation Stearns & Foster product line.

        Through the first nine months of 2011, ISPA has reported significant growth in the specialty (non-innerspring) sector of the market. According to ISPA's sampling of bedding manufacturers, sales of specialty bedding for the first nine months of 2011 increased 28.1% from prior year levels, while sales of traditional innerspring products increased a more modest 4.0% from prior year levels. Approximately 91% of our domestic sales for fiscal 2011 were for innerspring product. Given the concentration of our product sales in this sector of the market, we have experienced more modest sales growth through fiscal 2011.

        In order to take advantage of the faster growing specialty sector of the market, we are establishing a new specialty division which will be focused on the development, promotion and selling of specialty product. We also plan to introduce a new line of specialty product in fiscal 2012.

Business Overview

        We manufacture and market a complete line of bedding (innerspring and non-innerspring) products, including mattresses and box springs, holding leading positions in key market categories such as luxury bedding products and among leading retailers. Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brands and accounted for approximately 91% of our total domestic net sales for the year ended November 27, 2011. In addition to our innerspring bedding, we also produce a variety of visco-elastic ("memory foam") and latex foam bedding products. We expect to gain market share in these product lines as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors in part by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring and latex mattress components requirements.

        We believe we are one of the largest bedding manufacturers in the world, with a wholesale domestic market share of approximately 18.9% in 2010. We believe that we have experienced domestic market share declines during 2011 based on the relative strength of the specialty sector and our concentration in innerspring product.

        Our segments are identified and aggregated based on our organizational structure, which is organized around geographic areas. From a geographical perspective, our operations are concentrated in the United States, Canada, Mexico, South America and Puerto Rico, with our dominant operations being in the United States. Our foreign subsidiaries contributed 22.6% of our total revenues during fiscal 2011 compared to 22.0% in fiscal 2010. The moderate increase from the prior year has been driven by sales increases in our South American and Mexico businesses which have been partially offset by sales decreases in Canada.

Raw Materials and Commodity Prices

        During fiscal 2011, the costs of our steel innerspring, polyurethane foam, and polyethlylene component parts increased and ultimately stabilized in the latter part of fiscal 2011. While these costs increased during fiscal 2011, they have stabilized as the prices of the underlying commodities adjusted to market conditions. During fiscal 2011, we saw increases in the cost of diesel fuel which negatively impacted our inbound freight and delivery costs which are recorded as a component of cost of goods sold and selling, general and administrative expenses, respectively. Continued volatility in the price of fuel will continue to have an impact on these costs.

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

        Cooperative Advertising, Rebate and Other Promotional Programs—We enter into agreements with our customers to provide funds to the customer for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers whereby funds may be rebated to the customer. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebate funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Most of these agreements coincide with our fiscal year; however, our customers typically have ninety days following the end of a period to submit claims for reimbursement of advertising and promotional costs. Therefore, significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by our customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Changes in underlying spending patterns related to these incentive programs could impact our margins. Costs of these programs totaled $261.4 million, $237.3 million, and $212.6 million in fiscal 2011, 2010 and 2009, respectively. Of these costs, amounts associated with volume rebates, supply agreement amortization, slotting fees, end consumer rebates and other customer allowances which were recorded as a reduction of sales were $120.4 million, $102.5 million and $94.0 million in fiscal 2011, 2010 and 2009, respectively. Amounts recorded as a reduction of sales in the U.S. were $99.8 million, $78.7 million and $74.8 million, respectively. The costs associated with cooperative advertising were recorded as selling, general and administrative expenses and were $141 million, $134.8 million and $118.6 million in fiscal 2011, 2010 and 2009, respectively.

        Allowance for Doubtful Accounts—The credit environment in which our customers operate has stabilized somewhat over the past two years; however, the continued management of credit risk by financial institutions continued to cause a decrease in the availability of credit for mattress retailers. We continue to actively monitor the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our reserve for bad debts, we also consider other general economic factors. Our management believes that our process of specific review of customers, combined with overall analytical review provides a reliable evaluation of ultimate collectibility of trade receivables. We recorded a bad debt provision of $2.3 million, or approximately 0.2% percent of sales, in fiscal 2011. Provisions for bad debts recorded in fiscal 2010 and 2009 were $2.5 million (approximately 0.2% of sales) and $3.7 million (approximately 0.3% of sales), respectively.

        Warranties and Product Returns—At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns based on historical return experience for warrantable and other product returns. We utilize warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Changes in the historical trends of these returns could impact the estimates for future periods.

        During fiscal 2011, the Company reviewed its computation of reserves for warrantable product returns and refined the calculations of these reserves in order to better predict the Company's future liability related to these claims. The effect of this change in estimate for warranty claims was to reduce other accrued liabilities and cost of sales by approximately $3.1 million.

        Share-Based Compensation Plans—We have two share-based compensation plans, as described more fully in Note 2 to our Consolidated Financial Statements included in Item 8. For new awards issued and awards modified, repurchased, or cancelled, the cost is equal to the fair value of the award at the date of the grant, and compensation expense is recognized for those awards earned over the service period. Certain of the equity awards vest based upon the Company achieving certain Adjusted EBITDA performance targets. During the service period, management estimates whether or not the Adjusted EBITDA performance targets will be met in order to determine the vesting period for those awards and what amount of compensation cost should be recognized related to these awards. At the date of grant, we determine the fair value of the awards using the Black-Scholes option pricing formula, the trinomial lattice model or the closing price of the Company's common stock, as appropriate under the circumstances. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of Sealy Corporation's stock, each of which impacts the fair value of the stock options. The fair value of restricted shares and restricted share units is based upon the closing price of the Company's common stock as of the grant date. We also estimate the amount of share-based awards that are expected to be forfeited based on the historical forfeiture rates experienced for our outstanding awards.

        Self-Insurance Liabilities—We are self-insured for certain losses related to medical claims with excess loss coverage of $375,000 per claim per year. We also utilize large deductible policies to insure claims related to general liability, product liability, automobile, and workers' compensation. Our recorded liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by us and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While management believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. As of November 27, 2011 and November 28, 2010, $4.6 million and $4.2 million of the recorded liability for workers' compensation was included as a component of other accrued liabilities and $7.6 million and $7.1 million was included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheets, respectively

        Impairment of Goodwill—We assess goodwill at least annually for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. We assess recoverability using several methodologies, including the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the indicated fair value of the reporting unit, a second analysis is performed to allocate the fair value to all assets and liabilities. If, based on the second analysis, it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

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

        The total carrying value of our goodwill was $361.0 million and $362.0 million at November 27, 2011 and November 28, 2010, respectively. Based on the results of our annual impairment testing, the fair value of the reporting units that maintain goodwill balances at November 27, 2011 significantly exceeded their carrying value.

        Commitments and Contingencies—We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. A negative outcome of these matters is considered remote, and management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        Income Taxes—We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses, is not more likely than not. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the Consolidated Financial Statements. Our net deferred tax assets at November 27, 2011 were $22.6 million, net of a $19.0 million valuation allowance.

        A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our controls, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

Results of Operations

Tabular Information

        The following table sets forth our summarized results of operations for fiscal years 2011, 2010 and 2009, expressed in thousands of dollars as well as a percentage of each year's net sales:

	Fiscal year(1)
	2011		2010		2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$1,230,151	100.0%	$1,219,471	100.0%	$1,174,581	100.0%
Cost of goods sold(2)	751,449	61.1	709,971	58.2	687,095	58.5

Gross profit	478,702	38.9	509,500	41.8	487,486	41.5
Selling, general and administrative expenses(2)	414,235	33.7	398,053	32.6	382,514	32.6
Goodwill impairment loss	—	—	—	—	1,188	0.1
Amortization expense	289	—	289	—	289	—
Restructuring expenses and asset impairment	—	—	—	—	1,256	0.1
Royalty income, net of royalty expense	(19,413)	(1.6)	(17,529)	(1.4)	(16,432)	(1.4)

Income from operations	83,591	6.8	128,687	10.6	118,671	10.1
Interest expense	87,743	7.1	85,617	7.0	76,582	6.5
Loss on rights for convertible notes	—	—	—	—	4,549	0.4
Refinancing and extinguishment of debt and interest rate derivatives	1,222	0.1	3,759	0.3	17,423	1.5
Gain on sale of subsidiary stock	—	—	—	—	(1,292)	(0.1)
Other income, net	(451)	—	(226)	—	(70)	—

(Loss) income before income taxes	(4,923)	(0.4)	39,537	3.3	21,479	1.8
Income tax provision (benefit)	4,104	0.3	18,488	1.5	(1,380)	(0.1)
Equity in earnings of unconsolidated affiliates	3,371	0.3	3,611	0.3	—	—

(Loss) income from continuing operations	(5,656)	(0.4)	24,660	1.8	22,859	1.9
Loss from discontinued operations	(4,232)	(0.3)	(38,399)	(3.1)	(9,374)	(0.8)

Net (loss) income	$(9,888)	(0.1)%	$(13,739)	(4.9)%	$13,485	2.7%

Effective tax rate	(83.4)%		46.8%		(6.4)%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009 were 52-week years.

(2)
Included in our selling, general and administrative expenses for fiscal years 2011, 2010 and 2009 were $73.1 million, $67.4 million and $65.1 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to our customers, including approximately $6.1 million, $5.7 million and $5.7 million, respectively, of costs associated with internal transfers between our plant locations. With respect to these costs, our cost of goods sold may not be comparable with that reported by other entities.

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Fiscal year(1)
	2011	2010	2009
United States	77.4%	78.0%	80.6%
Canada	14.8	15.2	12.9
Other	7.8	6.8	6.5

Total	100.0%	100.0%	100.0%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009 were 52-week years.

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	Fiscal year(1)
	2011		2010		2009
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (US Dollars):
Net sales	$952,409	100.0%	$951,106	100.0%	$946,950	100.0%
Cost of goods sold	588,860	61.8	558,607	58.7	546,486	57.7

Gross profit	$363,549	38.2%	$392,499	41.3%	$400,464	42.3%
Total International (US Dollars):
Net sales	$277,742	100.0%	$268,365	100.0%	$227,631	100.0%
Cost of goods sold	162,589	58.5	151,364	56.4	140,609	61.8

Gross profit	$115,153	41.5%	$117,001	43.6%	$87,022	38.2%
Canada:
US Dollars:
Net sales	$182,350	100.0%	$185,706	100.0%	$151,387	100.0%
Cost of goods sold	106,069	58.2	102,785	55.3	95,004	62.8

Gross profit	$76,281	41.8%	$82,921	44.7%	$56,383	37.2%
Canadian Dollars:
Net sales	$180,211	100.0%	$192,713	100.0%	$173,121	100.0%
Cost of goods sold	104,810	58.2	106,655	55.3	108,868	62.9

Gross profit	$75,401	41.8%	$86,058	44.7%	$64,253	37.1%
Other International (US Dollars):
Net sales	$95,392	100.0%	$82,659	100.0%	$76,244	100.0%
Cost of goods sold	56,520	59.3	48,579	58.8	45,605	59.8

Gross profit	$38,872	40.7%	$34,080	41.2%	$30,639	40.2%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009 were 52-week years.

Year Ended November 27, 2011 Compared With Year Ended November 28, 2010

        Net Sales.    Our consolidated net sales for the year ended November 27, 2011 were $1,230.2 million, an increase of $10.7 million, or 0.9% from the year ended November 28, 2010. This increase was primarily related to our South American, Mexico and U.S. operations and was partially offset by sales decreases in Canada. Total U.S. net sales increased $1.3 million to $952.4 million from $951.1 million in fiscal 2010, an increase of 0.1%. The U.S. net sales increase of $1.3 million was attributable primarily to a 1.1% increase in wholesale unit volume, coupled with a 0.7% decrease in wholesale average unit selling price. The increase in unit volume was primarily attributable to the performance of our Sealy branded and Next Generation Posturepedic lines and was partially offset by unit declines in the Stearns & Foster and Embody lines. Revenue gains from Next Generation Posturepedic, Sealy branded innerspring and Embody products were partially offset by declines in Stearns & Foster innerspring and Embody latex products. International net sales increased $9.4 million, or 3.5% from fiscal 2010 to $277.7 million. This increase was primarily attributable to the strong performance of our South American and Mexico operations where we continue to see steady growth. In Canada, local currency sales decreases of 6.5% translated into decreases of 1.8% in U.S. dollars due to the strengthening of the Canadian dollar versus the U.S. dollar. Local currency sales decreases in our Canadian market were driven by a 2.4% decrease in unit volume and a 4.2% decrease in average unit selling price. The decrease in unit volume was the result of a weak Canadian retail environment and a shift in the promotional calendar with our major customers which caused lower sales at their retail locations. The decline in average unit selling price was driven by increases in incentives to our customers to drive higher unit volume in light of the slower retail environment.

        Gross Profit.    Gross profit for fiscal 2011 was $478.7 million, a decrease of $30.8 million compared to fiscal 2010. As a percentage of net sales, gross profit in fiscal 2011 decreased 2.9 percentage points to 38.9%. The decrease as a percentage of net sales was primarily due to decreases in gross profit margins in our US and Canadian operations. U.S. gross profit decreased $29.0 million to $363.5 million or 38.2% of net sales, which is a decrease of 3.1 percentage points of net sales from the prior year period. The decrease as a percentage of net sales was primarily attributable to increases in raw material costs due in part to inflation pressures on the underlying commodities. Also contributing to this decrease were certain costs related to the launch of our Next Generation Posturepedic line. These increases were partially offset by continued improvements in operating efficiencies and value engineering efforts. The local currency gross profit margin in Canada was 41.8% as a percentage of net sales which represents a decrease of 2.9 percentage points from fiscal 2010. This decrease was driven primarily by the decline in average unit selling price as we and our customers sought to stimulate demand.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $16.2 million to $414.2 million for fiscal 2011 compared to $398.1 million for fiscal 2010. As a percentage of net sales, selling, general, and administrative expenses were 33.7% for fiscal 2011 compared with 32.6% for fiscal 2010. The primary changes in selling, general and administrative expenses between fiscal 2011 and 2010 were as follows:

(Increase)/ Decrease
Outbound delivery	$(5.7)
Cooperative advertising/promotional costs	(0.8)
Bad debt	0.2

Volume driven variable expenses	(6.3)
Product launch costs	(4.2)
National advertising	(9.6)
Incentive compensation and defined contribution expense	3.5
Other	(3.6)

Fixed operating expenses	(13.9)
Non-cash compensation	2.6
Other	1.4

Total selling, general and administrative expense change	$(16.2)

        The increases in cooperative advertising/promotional costs, product launch costs and national advertising were significantly impacted in fiscal 2011 by the introduction of our Next Generation Posturepedic line and the acceleration of the rollout of our Next Generation Stearns & Foster product line during the fourth quarter of fiscal 2011. Delivery costs have seen increases due to higher diesel prices through much of fiscal 2011.

        Royalty Income, net of royalty expense.    Our consolidated royalty income, net of royalty expense, for fiscal 2011 increased $1.9 million to $19.4 million from fiscal 2010 primarily due to increased royalties recognized related to international licenses, including the new Europe and Brazil license arrangements.

        Interest Expense.    Our consolidated interest expense in fiscal 2011 increased by $2.1 million from the prior year period to $87.7 million. Our weighted average borrowing costs for fiscal 2011 and 2010 were 11.1% and 10.7%, respectively. Our borrowing cost in 2011 was unfavorably impacted by increases in non-cash interest related to the PIK and beneficial conversion features of our outstanding Convertible Notes. This increase was partially offset by decreased cash interest expense which was primarily driven by the redemption of $10.0 million of outstanding Senior Notes during fiscal 2011.

        We recognize non-cash interest expense related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest expense for fiscal 2011 and 2010:

	Fiscal Year
	2011	2010
Cash interest expense	$61,591	$63,121
Non-cash interest expense	26,152	22,496

	$87,743	$85,617

        Refinancing and extinguishment of debt and interest rate derivatives.    Debt extinguishment and refinancing expenses for fiscal 2011 included non-cash charges of $0.6 million related to the write-off of debt issuance costs and original issue discount associated with the $10.0 million of Senior Notes that were repurchased. Also included was a cash charge of $0.3 million which represents the premium that was paid to repurchase these notes.

        Debt extinguishment and refinancing expenses for fiscal 2010 included non-cash charges of $2.7 million related to the write-off of debt issuance costs and original issue discount associated with the $35.0 million of Senior Notes that were repurchased in the period. Also included was a cash charge of $1.1 million which represents the premium that was paid to repurchase these notes.

        Income Tax.    Our effective tax rate for fiscal 2011 and fiscal 2010 was (83.4)% and 46.8%, respectively. The effective rate for the fiscal 2011 period decreased primarily due to the consolidated pre-tax net loss sustained by the Company. This decrease was also impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes.

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

Year Ended November 28, 2010 Compared With Year Ended November 29, 2009

        Net Sales.    Our consolidated net sales for the year ended November 28, 2010 were $1,219.5 million, an increase of $44.9 million, or 3.8% from the year ended November 29, 2009. This increase was primarily related to our Canadian operations. Total U.S. net sales increased $4.2 million to $951.1 million from $947.0 million in fiscal 2009, an increase of 0.4%. The U.S. net sales increase of $4.2 million was attributable primarily to a 0.6% increase in wholesale unit volume, coupled with a 0.3% decrease in wholesale average unit selling price. The increase in unit volume was primarily attributable to the successful launch of our new Stearns & Foster line which was partially offset by unit declines in other product lines. The decrease in wholesale average unit selling price was due to our response to competitive pressures. International net sales increased $40.7 million, or 17.9% from fiscal 2009 to $268.4 million. This increase was primarily attributable to the strong performance of our Canadian operations. In Canada, local currency sales increases of 11.3% translated into increases of 22.7% in U.S. dollars due to a higher average value of the Canadian dollar versus the U.S. dollar during the first three quarters of fiscal 2010. Local currency sales increases in our Canadian market were driven by a 16.4% increase in unit volume, partially offset by a 4.4% decrease in average unit selling price. The increase in unit volume was driven by the performance of our value oriented beds and the strength of our new Stearns & Foster line. The lower average unit selling price was driven primarily by strategic merchandising and promotional activity. Elsewhere in the Company, we have experienced sales increases in our Mexican and South American markets.

        Gross Profit.    Gross profit for fiscal 2010 was $509.5 million, an increase of $22.0 million compared to fiscal 2009. As a percentage of net sales, gross profit in fiscal 2010 increased 0.3 percentage points to 41.8%. The increase in percentage of net sales was primarily due to an increase in gross profit margins in our Canadian operations. U.S. gross profit decreased $8.0 million to $392.5 million or 41.3% of net sales, which is a decrease of 1.0 percentage points of net sales from the prior year period. The decrease as a percent of sales was primarily attributable to our response to competitive pressures and greater discounting on products that are near the end of their life cycle in anticipation of our new Posturepedic product that was expected to be introduced in fiscal 2011. Partially offsetting these decreases were improvements in operating efficiencies and value engineering efforts.

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

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $15.5 million to $398.1 million for fiscal 2010 compared to $382.5 million for fiscal 2009. As a percentage of net sales, selling, general, and administrative expenses were consistent between fiscal 2010 and 2009 at 32.6%. The increase in absolute dollars was primarily due to a $16.5 million increase in volume driven variable expenses primarily driven by a $15.4 million increase in cooperative advertising and promotional costs. Fixed operating costs, exclusive of non-cash compensation expense, decreased $12.8 million from the prior year period primarily due to an $11.3 million decrease in cash incentive-based compensation costs and expected defined contribution plan payments. These decreases were offset by increased product launch and advertising costs of $1.5 million. Non-cash compensation expense increased by $3.2 million compared to fiscal 2009 due primarily to the recognition of expense related to the restricted share unit grants that occurred in the third quarter of fiscal 2009.

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

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for fiscal 2010 and 2009:

	Fiscal Year
	2010	2009
	(in thousands)
Cash interest expense	$63,121	$65,684
Non-cash interest expense	22,496	10,898

Total interest expense	$85,617	$76,582

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

Liquidity and Capital Resources

Principal Sources and Uses of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our asset-based revolving credit facility which provides commitments of up to $100.0 million and matures in May 2013 (the "ABL Revolver"). No borrowings were made against the ABL Revolver during fiscal 2011. Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $22.4 million for fiscal 2011. During fiscal 2011, there was no significant spending for additional production capacity. However, we did spend approximately $3.7 million for capital items related to our Next Generation Posturepedic line. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow which we believe to be sufficient to support our operations. At November 27, 2011, we had approximately $41.8 million available for borrowing under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.3 million. We currently believe that our liquidity is adequate to meet our anticipated cash requirements. The calculated borrowing base under the ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 11.1%, 10.7% and 9.6% for fiscal 2011, 2010 and 2009, respectively. As of January 10, 2012, we had no borrowings outstanding under the ABL Revolver. Based on our current cash position and the availability of funds through our ABL Revolver, we believe that we will be able to obtain additional funds as necessary during fiscal 2012 in order to support our operations.

        Approximately $47.3 million of our outstanding cash balance at November 27, 2011 was held in foreign jurisdictions. While we are not prohibited from repatriating these funds to the U.S., the cost of doing so may be significant depending upon the prevailing tax rates. However, since we have the intent and ability to reinvest these earnings, we have not provided for income taxes against the earnings of these subsidiaries.

Debt

        Our outstanding debt primarily consists of the following: 1) the ABL Revolver that provides commitments of up to $100.0 million maturing in May 2013, which bears interest at our choice of either a base rate (determined by reference to the higher of several rates as defined by the ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%; 2) $350.0 million in original aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"), which bear interest at 10.875% per annum payable semi-annually; 3) $177.1 million in initial aggregate principal amount of senior secured convertible PIK notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and bear interest at 8.00% per annum payable semi-annually in the form of additional Convertible Notes; and 4) an original $314 million aggregate principal amount maturing June 15, 2014, bearing interest of 8.25% per annum payable semi-annually (the "2014 Notes").

        At November 27, 2011 there were no amounts outstanding under the ABL Revolver. The Company did not borrow any amounts under this agreement during the course of fiscal 2011. The outstanding principal and carrying amounts at November 27, 2011 related to our outstanding notes are as follows:

	Principal Amount	Carrying Amount
Senior notes due 2016(1)	$305,000	$296,119
Convertible notes due 2016(2)	210,495	185,268
Senior subordinated notes due 2014	268,945	268,945

(1)
The carrying value of the Senior Notes gives effect to an unamortized original issue discount of $8.9 million.

(2)
The carrying value of the Convertible Notes includes accrued PIK interest and the effects of the accounting for the beneficial conversion features that were recognized upon each of the January 15 and July 15 interest payment dates since their issuance. See Note 8 of our Consolidated Financial Statements included in Item 8 for further details.

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our ABL Revolver. The ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. At November 27, 2011, there were no amounts outstanding under the ABL Revolver.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include the redemption or repurchase of a portion of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. During fiscal 2011 and 2010, the Company redeemed $10.0 million and $35.0 million, respectively, of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. During the fourth quarter of fiscal 2009, the Company repurchased and retired $5.0 million aggregate principal amount of the 2014 Notes on the open market at 99.06% of par, plus accrued interest. From November 27, 2011 to January 10, 2012, we redeemed an additional $10.0 million of the outstanding Senior Notes at 103% of par, plus accrued interest. In addition, our Board authorized a common stock repurchase program on February 19, 2007 under which we may repurchase up to $100 million of our common stock. As of November 27, 2011, we have repurchased shares for $16.3 million under this program, none of which was repurchased during fiscal 2011. From November 27, 2011 through January 10, 2012, we did not repurchase any additional shares under this program. We periodically repurchase shares of common stock in order to cover the minimum tax withholding obligations related to the vesting of restricted stock units.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $1.6 million during the next twelve months, with $1.3 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase portions of our senior or subordinated debt during that time.

Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charges coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement in our ABL revolver agreement as of November 27, 2011, we do no meet the minimum fixed charge coverage ratio contained in the indentures governing the Senior Notes, Convertible Notes and 2014 Notes as of November 27, 2011. Our ability to pay a dividend to our common shareholders is currently limited to $30.0 million under our note indentures and we do not currently expect a dividend will be declared in the first quarter of fiscal 2012.

Cash Flow Analysis

        The following table summarizes our changes in cash:

	Fiscal year(1)
	2011	2010	2009
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$33,752	$48,466	$78,653
Investing activities	(22,181)	(13,589)	(3,263)
Financing activities	(14,829)	(50,516)	26,494
Effect of exchange rate changes on cash	1,978	(6,533)	2,947

Change in cash and cash equivalents	(1,280)	(22,172)	104,831
Cash and cash equivalents:
Beginning of period	109,255	131,427	26,596

End of period	$107,975	$109,255	$131,427

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009 were 52-week years.

Year Ended November 27, 2011 Compared With Year Ended November 28, 2010

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $14.7 million to a $33.8 million net source of cash for the year ended November 27, 2011, compared to a $48.5 million net source of cash for the year ended November 28, 2010. The decrease in net income, excluding non-cash losses such as impairment charges, was the primary driver of the change in fiscal 2011 as compared with fiscal 2010. This decrease has been partially offset by an improvement in working capital as cash used for working capital in fiscal 2011 decreased by $13.8 million compared with fiscal 2010. This increase has been driven primarily by decreases in accounts receivable and inventory, which have been driven by lower sales levels in fiscal 2011.

        Cash Flows used in Investing Activities.    Our cash flows used in investing activities increased approximately $8.6 million from fiscal 2010 primarily due to higher capital expenditures in fiscal 2011 related to equipment purchases used in the production of our Next Generation Posturepedic product.

        Cash Flows used in Financing Activities.    Our cash flow used in financing activities for the year ended November 27, 2011 was $14.8 million compared with cash used in financing activities in fiscal 2010 of $50.5 million. This decrease has been driven primarily by the level of redemptions of our Senior Notes in fiscal 2011 compared to fiscal 2010 which included redemptions of $10.0 million and $35.0 million, respectively.

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

Debt Covenants

        The covenants contained within our debt agreements are based on what we refer to herein as "Adjusted EBITDA". In the debt agreements and indentures, Adjusted EBITDA is defined as net income plus interest, taxes, depreciation and amortization adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance. Adjusted EBITDA is presented herein as it is a material component of these covenants. Additionally, management uses Adjusted EBITDA to evaluate the Company's operating performance and we believe that this measure provides useful incremental information to investors regarding our operating performance. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the years ended November 27, 2011, November 28, 2010, and November 29, 2009 (in thousands):

	2011	2010	2009
Net (loss) income	$(9,888)	$(13,739)	$13,485
Interest expense	87,743	85,617	76,582
Income taxes	4,104	18,488	(1,380)
Depreciation and amortization	24,234	25,664	25,824

EBITDA	106,193	116,030	114,511
Adjustments for debt covenants:
Refinancing charges	1,222	3,759	17,488
Non-cash compensation	13,243	15,862	12,638
KKR consulting fees	1,303	1,881	2,862
Severance charges	—	2,150	2,502
Goodwill impairment	—	—	1,188
Restructuring and impairment related charges	—	—	3,623
Loss on written option derivative	—	—	4,549
Discontinued operations	4,232	38,399	9,374
Other (various)(a)	102	(196)	(1,714)

Adjusted EBITDA	$126,295	$177,885	$167,021

(a)
Consists of various immaterial adjustments.

  Events of Default

        Our long-term obligations contain various financial tests and covenants but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our ABL Revolver.

        Our ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of November 27, 2011, we were not in a period of minimum availability and did not have any outstanding borrowings under the ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the ABL Revolver. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our debt agreements and indentures also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio of 1.25 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At November 27, 2011, adjustments to Adjusted EBITDA for cash taxes paid and unfinanced capital expenditures were $38.0 million. Fixed charges as calculated under the terms of the

ABL Revolver agreement were $64.3 million. This results in a fixed charge coverage ratio of 1.40 to 1.00 at November 27, 2011 under the terms of the ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and 2014 Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At November 27, 2011, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and 2014 Notes were $82.2 million, resulting in a fixed charge coverage ratio of 1.55 to 1.00.

        Although we meet the minimum fixed charge coverage ratio requirements contained in our ABL Revolver agreement, we do not meet the minimum fixed charge coverage ratio contained in the indentures governing the Senior Notes, Convertible Notes and 2014 Notes as of November 27, 2011. As such, Sealy Mattress Company and its subsidiaries are limited in their ability to incur additional new indebtedness and make certain restricted payments, including dividends or equity distributions other than pursuant to specified exceptions. We do not believe that these restrictions will impact our liquidity or our ability to meet our ongoing capital needs.

        As of and during the fiscal years ended November 27, 2011, November 28, 2010, and November 29, 2009, we were in compliance with the covenants contained in our debt agreements. These agreements also restrict our ability to pay dividends and repurchase common stock.

Off-Balance Sheet Arrangements

        We occupy premises and utilize equipment under operating leases that expire at various dates through 2023. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the fiscal years ended November 27, 2011, November 28, 2010, and November 29, 2009, we recognized lease expenses of $19.3 million, $19.2 million and $18.5 million, respectively.

        We are involved in a group of joint ventures to develop markets for Sealy branded products in Asia. These joint ventures are not considered to be variable interest entities and are therefore not consolidated for financial statement purposes. We account for our interest in the joint ventures under the equity method, and our net investment of $9.8 million is recorded as a component of other assets including debt issuance costs, net within the Consolidated Balance Sheet at November 27, 2011. We believe that any possible commitments arising from these joint ventures will not be significant to our consolidated financial position or results of operations.

        In connection with the sale of our European manufacturing operations, we made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by us, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of €3.5 million ($4.6 million) under the terms of the contract. As of November 27, 2011. We have been notified of several outstanding contingencies that would be covered by this guarantee and have recorded a liability of approximately €1.0 million ($1.3 million).

Contractual Obligations and Commercial Commitments

        As previously discussed, our debt at November 27, 2011 consisted of an asset-based revolving credit facility, under which no amounts were outstanding, $296.1 million of senior notes due 2016, $185.3 million of convertible paid-in kind notes due 2016, $268.9 million outstanding aggregate principal amount of senior subordinated notes due 2014, $41.2 million due on our financing obligations and an additional $0.3 million of other borrowings, most of which are owed by our international subsidiaries. The outstanding balance of the Convertible Notes indicated above includes accrued PIK interest and the effects of the accounting for the beneficial conversion features that were recognized upon each of the January 15th and July 15th interest payment dates since the issuance of these notes. See Note 8 of our Consolidated Financial Statements included in Item 8 for further details.

        We periodically engage in various hedging activities in order to mitigate the risk of variability in future cash flows resulting from projected foreign currency and commodity purchase requirements. Accordingly, we have entered into contractual arrangements for foreign currency forward and option contracts, and fixed price swap agreements for diesel fuel. The related assets and liabilities associated with the fair value of such derivative instruments are recorded on our balance sheet. Changes in the fair value of these derivatives are recorded in our income statement, except for those associated with those agreements which have been designated as cash flow hedges for accounting purposes.

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that the liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. While we are currently undergoing examinations of certain of our corporate income tax returns by tax authorities, no issues related to these liabilities for uncertain tax positions have been presented to us and we have not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following November 27, 2011.

        In accordance with FASB authoritative guidance on accounting for uncertainty in income taxes, we maintain a reserve for uncertain tax positions. At November 27, 2011, the entire net reserve for uncertain tax positions was $18.0 million and $1.5 million as a reduction of non-current deferred tax asset (including penalties and interest). At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. As such, the unrecognized tax benefit liabilities are not included in the table below.

        Our contractual obligations and other commercial commitments as of November 27, 2011 are summarized below (in thousands):

Contractual Obligations	2012	2013	2014	2015	2016	After 2017	Total Obligations
Principal maturities of long-term debt	$1,584	$1,473	$270,720	$1,950	$483,528	$32,627	$791,882
Projected interest on long-term debt(1)	74,042	75,304	76,669	55,943	29,312	7,998	319,268
Projected cash flows on derivatives(2)	34	—	—	—	—	—	34
Operating leases(3)	12,446	10,799	8,345	6,769	5,155	17,387	60,901
Other	—	—	—	—	—	—	—

Total	$88,106	$87,576	$355,734	$64,662	$517,995	$58,012	$1,172,085

Other Commercial Commitments	2012	2013	2014	2015	2016	After 2017	Total Commitments
Standby Letters of Credit(4)	$16,333	—	—	—	—	—	$16,333

(1)
$0.3 million of our outstanding debt at November 27, 2011 is subject to variable interest rates. Interest payments are projected based on rates in effect at November 27, 2011 assuming no variable rate fluctuations going forward. An increase in the interest rates applicable to the unhedged portion of our variable rate debt by 1% would result in an insignificant amount of additional annual cash interest expense. Further, these amounts include the paid in kind interest obligation related to our Convertible Notes which does not represent a cash interest payment.

(2)
Our hedging instruments consist of the projected net settlements of our and foreign currency and commodity contracts as of November 27, 2011 based on the expected timing of the net payments to be received under the agreements and have not been included in the above presentation as they do not currently represent obligations of the Company. The fair value of these instruments can fluctuate based on market conditions.

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

        As discussed in Note 16 to our Consolidated Financial Statements included in Item 8, we have an $11.4 million long term obligation arising from underfunded pension plans. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. During fiscal 2012, we estimate that we will make approximately $1.6 million in contributions to the plans. In fiscal 2011, we contributed $3.8 million into the plans.

        There are no agreements to purchase goods or services with fixed or minimum obligations. The schedule above does not include normal purchases which are made in the ordinary course of business.

Foreign Operations and Export Sales

        We operate three manufacturing and distribution center facilities in Canada, and one each in Mexico, Argentina, and Uruguay. We participate in a group of joint ventures with our Australian licensee to import, manufacture, distribute and sell Sealy branded products in South East Asia. On December 1, 2008, a fifty percent interest in our operations in South Korea was sold for $1.4 million to our Australian licensee and these operations became part of the joint venture. On December 4, 2008, the Company and its Australian licensee each acquired a 50% interest in a joint venture that owns the assets of our former New Zealand licensee. The purchase price for the 50% ownership was $1.9 million. Additional contributions of $0.4 million were made by each party to the joint venture to fund the initial working capital of this entity. See Note 12 to our Consolidated Financial Statements in Item 8 for further details. We also export products directly into many small international markets, and have license agreements in Australia Thailand, Japan, the United Kingdom, Continental European Union countries, Brazil, Columbia, Paraguay, India, South Africa, Israel, Jamaica, Saudi Arabia and the Dominican Republic.

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

Fiscal Year

        We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009 were 52-week years.

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

  •
  a decrease in our business relationship with significant customers;

  •
  the level of competition in the bedding industry;

  •
  legal and regulatory requirements, including environmental and health and safety requirements and tax regulations;

  •
  the success of new products;

  •
  our relationships with our major suppliers, including any delay or interruption in supply;

  •
  fluctuations in costs of raw materials, particularly petroleum-based and steel products;

  •
  a change or deterioration in our labor relations;

  •
  departure of key personnel;

  •
  encroachments on our trademarks, patents or other intellectual property;

  •
  product liability claims;

  •
  the timing, cost and success of opening new manufacturing facilities;

  •
  our level of indebtedness and restrictions under our debt agreements;

  •
  reductions in consumer and business spending;

  •
  reduced access to credit;

  •
  the increasing market share of non-innerspring bedding products;

  •
  the under-funding of our pension plans;

  •
  our international operations and licensing arrangements;

  •
  the seasonality of our business;

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currencies as compared to the currencies of our foreign denominated purchases. Foreign currency forward and option contracts are used to hedge against a portion of the earnings and cash flow effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $2.3 million dollar impact on our financial position for the year ended November 27, 2011. This calculation assumes that each exchange rate for our largest international markets would change in the same direction relative to the U.S. dollar and is based on fiscal year 2011 net income (loss) in these markets. We are also exposed to foreign currency fluctuations for license revenue, some of which is denominated in foreign currencies.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward contracts. At November 27, 2011, we had outstanding forward and option foreign currency contracts to sell Canadian dollars for a total of 28.8 million U.S. dollars. The expiration dates for the Canadian dollar contracts range from December 2011 to November 2012. At November 27, 2011, the fair value of these contracts was an asset of $1.3 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

Interest Rate Risk

        Prior to the Refinancing and the disposition of the European operations, the Company was exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. However, the majority of our outstanding debt bears interest at fixed rates, thereby reducing our interest rate risk. We periodically utilize interest rate swap agreements to mitigate the risk related to fluctuations in variable interest rates associated with our outstanding debt instruments. Through the Refinancing and the disposition of our Europe segment, these interest rate swap agreements were terminated and at November 27, 2011, no such agreements were outstanding.

        Based on the amount of our variable rate debt outstanding at November 27, 2011, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant impact on our annual interest expense.

Commodity Price Risks

        During fiscal 2011, the prices paid for steel, latex and polyurethane foams increased from prior year levels and stabilized somewhat due to a reduction in the volatility in the related commodity prices during the fourth quarter of 2011. We periodically enter into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts are entered into in the normal course of business. During fiscal 2010 and 2011, we entered into a forecasted cash flow hedging program through which we hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce our exposure to the volatility in diesel fuel prices. At November 27, 2011, we had contracts outstanding for 0.1 million gallons of diesel fuel to be consumed through November 30, 2011. At November 28, 2010, we had contracts outstanding for 0.2 million gallons of diesel fuel to be consumed through January 31, 2011.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (the "Company") as of November 27, 2011 and November 28, 2010 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended November 27, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of November 27, 2011 and November 28, 2010 and the results of their operations and their cash flows for each of the three fiscal years in the period ended November 27, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 27, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 18, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
January 18, 2012

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except per share amounts)

	November 27, 2011	November 28, 2010
ASSETS
Current assets:
Cash and equivalents	$107,975	$109,255
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2011—$30,104; 2010—$25,812)	126,494	140,778
Inventories	57,002	57,178
Prepaid expenses and other current assets	29,275	19,543
Deferred income taxes	21,349	19,127

Total current assets	342,095	345,881

Property, plant and equipment—at cost:
Land	7,351	7,414
Buildings and improvements	128,700	126,645
Machinery and equipment	261,650	241,766
Construction in progress	8,414	9,645

	406,115	385,470
Less accumulated depreciation	(239,370)	(217,398)

	166,745	168,072

Other assets:
Goodwill	361,026	361,958
Other intangibles—net of accumulated amortization (2011—$3,496; 2010—$3,201)	1,116	1,387
Deferred income taxes	1,772	6,140
Debt issuance costs, net, and other assets	46,440	53,319

	410,354	422,804

Total Assets	$919,194	$936,757

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Balance Sheets (Continued)

(in thousands, except per share amounts)

	November 27, 2011	November 28, 2010
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion-long term obligations	$1,584	$2,166
Accounts payable	68,774	66,507
Accrued expenses:
Customer incentives and advertising	26,038	34,510
Compensation	17,601	22,390
Interest	14,074	14,359
Warranty	7,522	10,522
Other	20,904	26,676

Total current liabilities	156,497	177,130

Long term obligations, net of current portion	790,297	793,084
Other noncurrent liabilities	52,415	53,357
Deferred income taxes	549	825
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock, $0.01 par value; Authorized 50,000 shares; Issued, none	—	—
Common stock, $0.01 par value; Authorized 600,000 shares; Issued and outstanding: 2011—100,916; 2010—97,688	1,010	979
Additional paid-in capital	935,512	911,066
Accumulated deficit	(1,016,577)	(1,006,689)
Accumulated other comprehensive income (loss)	(509)	7,005

	(80,564)	(87,639)

Total Liabilities and Stockholders' Deficit	$919,194	$936,757

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Twelve Months Ended
	November 27, 2011	November 28, 2010	November 29, 2009
Net sales	$1,230,151	$1,219,471	$1,174,581
Cost of goods sold	751,449	709,971	687,095

Gross profit	478,702	509,500	487,486
Selling, general and administrative expenses	414,235	398,053	382,514
Goodwill impairment loss	—	—	1,188
Amortization expense	289	289	289
Restructuring expenses and asset impairment	—	—	1,256
Royalty income, net of royalty expense	(19,413)	(17,529)	(16,432)

Income from operations	83,591	128,687	118,671
Interest expense	87,743	85,617	76,582
Loss on rights for convertible notes	—	—	4,549
Refinancing and extinguishment of debt and interest rate derivatives	1,222	3,759	17,423
Gain on sale of subsidiary stock	—	—	(1,292)
Other income, net	(451)	(226)	(70)

(Loss) income before income taxes	(4,923)	39,537	21,479
Income tax provision	4,104	18,488	(1,380)
Equity in earnings of unconsolidated affiliates	3,371	3,611	—

(Loss) income from continuing operations	(5,656)	24,660	22,859
Loss from discontinued operations	(4,232)	(38,399)	(9,374)

Net (loss) income	$(9,888)	$(13,739)	$13,485

(Loss) earnings per common share—Basic
(Loss) income from continuing operations per common share	$(0.06)	$0.26	$0.25
Loss from discontinued operations per common share	(0.04)	(0.40)	(0.10)

(Loss) earnings per common share—Basic	$(0.10)	$(0.14)	$0.15

(Loss) earnings per common share—Diluted
(Loss) income from continuing operations per common share	$(0.06)	$0.14	$0.15
Loss from discontinued operations per common share	(0.04)	(0.13)	(0.05)

(Loss) earnings per common share—Diluted	$(0.10)	$0.01	$0.10

Weighted average number of common shares outstanding:
Basic	99,261	95,934	92,258
Diluted	99,261	289,857	185,639

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Stockholders' Deficit

(in thousands, except per share amounts)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 30, 2008		91,800	$917	$668,547	$(817,597)	$(19,711)	$(167,844)
Net income	$13,485				13,485		13,485
Foreign currency translation adjustment	11,164					11,164	11,164
Adjustment to defined benefit plan liability, net of tax of $680	(1,814)					(1,814)	(1,814)
Change in fair value of cash flow hedges, net of tax of $44	(136)					(136)	(136)
Loss on termination of interest rate swaps, net of tax of $5,834	9,444					9,444	9,444
Share-based compensation				12,633			12,633
Exercise of stock options		271	4	23			27
Excess tax benefit on options exercised				(647)			(647)
Distribution of rights to purchase convertible notes					(188,838)		(188,838)
Settlement of rights to purchase Convertible Notes				193,388			193,388
Conversion of Convertible Notes		2,346	23	2,267			2,290
Adjustment of common stock and options subject to redemption			3	8,853			8,856

Balance at November 29, 2009	$32,143	94,417	$947	$885,064	$(992,950)	$(1,053)	$(107,992)

Net loss	(13,739)				(13,739)		(13,739)
Foreign currency translation adjustment	8,041					8,041	8,041
Adjustment to defined benefit plan liability, net of tax of $(135)	549					549	549
Change in fair value of cash flow hedges, net of tax of $373	(532)					(532)	(532)
Share-based compensation				15,864			15,864
Exercise of stock options		391	4	292			296
Vesting of restricted share units		2,768	27	(4,627)			(4,600)
Vesting of restricted shares		112	1	(207)			(206)
Excess tax benefit on share based awards				417			417
Beneficial conversion feature on Convertible Paid-in-Kind Notes				14,263			14,263

Balance at November 28, 2010	$(5,681)	97,688	$979	$911,066	$(1,006,689)	$7,005	$(87,639)

Net loss	(9,888)				(9,888)		(9,888)
Foreign currency translation adjustment	(5,347)					(5,347)	(5,347)
Adjustment to defined benefit plan liability, net of tax of $1,898	(3,051)					(3,051)	(3,051)
Change in fair value of cash flow hedges, net of tax of $597	884					884	884
Share-based compensation				13,243			13,243
Exercise of stock options		373	3	627			630
Vesting of restricted share units, net		2,799	27	(3,678)			(3,651)
Vesting of restricted shares		56	1	(96)			(95)
Excess tax benefit on share based awards				(1,077)			(1,077)
Beneficial conversion features on Convertible Paid in Kind Notes				15,427			15,427

Balance at November 27, 2011	$(17,402)	100,916	$1,010	$935,512	$(1,016,577)	$(509)	$(80,564)

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	November 27, 2011	November 28, 2010	November 29, 2009
Operating activities:
Net (loss) income	$(9,888)	$(13,739)	$13,485
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	24,234	28,676	33,401
Deferred income taxes	1,905	1,121	(10,403)
Amortization of deferred gain on sale-leaseback	(624)	(646)	(644)
Paid in kind interest on convertible notes	19,994	16,109	5,323
Amortization of discount on new senior secured notes	1,485	1,431	709
Amortization of debt issuance costs and other	4,673	4,750	4,124
Loss on rights for convertible notes	—	—	4,549
Impairment charges	288	22,963	2,514
Share-based compensation	13,243	15,864	12,633
Excess tax benefits from share-based payment arrangements	—	(417)	—
(Gain) loss on sale of assets	(215)	260	975
Write-off of debt issuance costs related to debt extinguishments	643	2,709	2,195
Loss on repurchase of senior notes	300	1,050	—
Loss on termination of interest rate swaps	—	—	15,232
Payment to terminate interest rate swaps	—	—	(15,232)
Dividends received from unconsolidated affiliates	1,011	—	—
Equity in earnings of unconsolidated affiliates	(3,371)	—	—
Loss (gain) on disposition of subsidiary	206	2,399	(1,292)
Other, net	(2,217)	2,618	(3,817)
Changes in operating assets and liabilities:
Accounts receivable	10,296	(3,226)	7,242
Inventories	(666)	(12,115)	7,142
Other current assets	(6,418)	(3,628)	16,676
Other assets	4,271	(3,791)	(1,161)
Accounts payable	4,774	(4,873)	(13,064)
Accrued expenses	(24,382)	(8,711)	8,220
Other liabilities	(5,790)	(338)	(10,154)

Net cash provided by operating activities	33,752	48,466	78,653

Investing activities:
Purchase of property, plant and equipment	(22,408)	(16,578)	(12,428)
Proceeds from sale of property, plant and equipment	227	124	10,388
Net proceeds (outflow) from disposition of subsidiary	—	(340)	1,237
Investments in and loans to unconsolidated affiliate	—	—	(2,322)
Repayments of loans and capital from unconsolidated affiliate	—	3,205	(138)

Net cash used in investing activities	(22,181)	(13,589)	(3,263)

Financing activities:
Proceeds from issuance of long-term obligations	3,387	4,702	6,280
Repayments of long-term obligations	(4,619)	(15,068)	(18,285)
Repayment of senior term loans	—	—	(377,181)
Proceeds from issuance of new senior secured notes	—	—	335,916
Proceeds from issuance of related party notes	—	—	177,132
Repayment of related party notes	—	—	(83,284)
Repayment of senior secured notes, including premium of $300 and $1,050	(10,300)	(36,050)	—
Proceeds from issuance of convertible notes	—	—	83,284
Repayment of subordinated notes, including discounts taken of $47	—	—	(4,953)
Borrowings under revolving credit facilities	—	—	141,158
Repayments under revolving credit facilities	—	—	(205,558)
Repurchase of common stock associated with vesting of employee share-based awards	(3,746)	(4,806)	—
Exercise of employee stock options, including related excess tax benefits	630	714	30
Debt issuance costs	(147)	—	(27,617)
Other	(34)	(8)	(428)

Net cash (used in) provided by financing activities	(14,829)	(50,516)	26,494

Effect of exchange rate changes on cash	1,978	(6,533)	2,947

Change in cash and equivalents	(1,280)	(22,172)	104,831
Cash and equivalents:
Beginning of period	109,255	131,427	26,596

End of period	$107,975	$109,255	$131,427

Supplemental disclosures:
Taxes paid (net of tax refunds of $434, $5 and $8,000 in fiscal 2011, 2010 and 2009, respectively)	$16,198	$20,069	$12,852
Interest paid	$61,875	$66,071	$69,397
Noncash investing and financing transactions:
Extension of capital lease	$2,181	$—	$—

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Notes To Consolidated Financial Statements

Note 1: Basis of Presentation and Significant Accounting Policies

Business

        Sealy Corporation and its subsidiaries (the "Company") are engaged in the consumer products business and manufacture, distribute and sell conventional bedding products including mattresses and box springs, as well as specialty bedding products which include latex and visco-elastic mattresses. The Company's products are manufactured in a number of countries in North and South America. Substantially all of the Company's trade accounts receivable are from retail customers. The Company also licenses its brands in domestic and international markets and receives royalty income from these arrangements. Further, the Company participates in joint ventures which manufacture and distribute products under its brand names in various Asian markets.

Basis of Presentation and Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Sealy Corporation and its 100%-owned subsidiary companies. Intercompany transactions are eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control and consolidation is not otherwise required under the Financial Accounting Standards Board's (the "FASB") authoritative guidance surrounding the consolidation of variable interest entities ("VIE"). Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company's equity in the net income and losses of these investments is reported in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Also, based on triggering events, the Company assesses whether it has any primary beneficial interests in any VIE which would require consolidation of such entity. At November 27, 2011, the Company did not have a VIE for which it is currently required to evaluate whether it is the primary beneficiary.

        As discussed in Note 13, in November 2010, the Company divested its European manufacturing operations in France and Italy which represented its Europe segment. The Company also discontinued its operations in Brazil in the fourth quarter of fiscal 2010. In both of these markets, the Company has transitioned to a license arrangement with third parties. We accounted for these businesses as discontinued operations, and, accordingly, we have reclassified the Consolidated Statements of Operations for all periods presented to reflect them as such. The Consolidated Balance Sheet and Statements of Cash Flows have not been adjusted for discontinued operations presentation. Unless otherwise noted, discussions in these notes pertain to our continuing operations.

        At November 27, 2011, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 46.2% of the issued and outstanding common stock of the Company.

        Significant accounting policies used in the preparation of the Consolidated Financial Statements are summarized below.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Fiscal Year

        The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009 were 52-week years.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        In September 2011, the FASB issued authoritative guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company plans to adopt this guidance in fiscal 2012 in connection with its annual testing of goodwill for impairment.

        In September 2011, the FASB issued authoritative guidance that increases the Company's disclosures surrounding the multiemployer pension plans in which it participates by providing users with additional information to 1) assess the potential future cash flow implications relating to the Company's participation in these plans and 2) indicate the financial health of all of the significant plans in which the Company participates. The Company will adopt this guidance in the fourth quarter of fiscal 2012. The adoption of this guidance will increase the Company's disclosures surrounding its participation in multiemployer pension plans.

Revenue Recognition

        The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. The recognition criteria are met when title and risk of loss have transferred from the Company to the buyer, which is upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. The Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, floor sample discounts, commissions paid to retail associates, slotting fees and supply agreement amortization, and records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether the customers will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Accordingly, $120.4 million, $102.5 million, and $94.0 million were recorded as a reduction of revenue for fiscal 2011, 2010 and 2009, respectively.

        The Company continues to actively monitor the financial condition of its customers to determine the potential for nonpayment of trade receivables. In determining its allowance for doubtful accounts, the Company considers the current financial condition of its customers as well as other general economic factors. The Company's management believes that its process of specific review of customers, combined with its overall analytical review, provides a reliable evaluation of ultimate collectability of trade receivables. The receivables related to leasing activities were not significant to either period. We recorded a bad debt provision of $2.3 million, $2.5 million and $3.7 million in fiscal 2011, 2010 and 2009, respectively which is recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.

Product Delivery Costs

        Included in the Company's selling, general and administrative expenses in the consolidated statement of operations for fiscal 2011, 2010 and 2009 were $73.1 million, $67.4 million and $65.1 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to its customers, including approximately $6.1 million, $5.7 million and $5.8 million,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

respectively, of costs associated with internal transfers between plant locations. Since we include these costs within selling, general and administrative expenses, our cost of goods sold may not be comparable with that reported by other entities.

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

        The Company's accounts receivable arise from sales to numerous customers in a variety of markets and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 39.2%, 36.9% and 32.6% of the Company's net sales for the years ended November 27, 2011, November 28, 2010 and November 29, 2009, respectively. One customer accounted for more than 10% of the Company's net sales in fiscal 2011, 2010 and 2009. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for estimated credit losses. Such losses, in the aggregate, have not materially exceeded management's estimates.

        The counterparties to the Company's foreign currency and commodity-based fixed price swap agreements are major financial institutions. At November 27, 2011, the Company had not experienced non-performance by any of its counterparties nor does the Company expect there to be significant non-performance risks associated with its derivative counterparties.

        The Company is presently dependent upon a single supplier for certain polyurethane foam components in its mattress units. Such components are purchased under a supply agreement, and are manufactured in accordance with proprietary process designs exclusive to the supplier. The Company has incorporated these methods of construction into many of its branded products. The Company continually looks to develop alternative supply sources, allowing acquisition of similar component parts which meet the functional requirement of various product lines. The Company also purchases a significant portion of its box spring components from a single supplier and manufactures only a minor amount of these parts. The Company is also dependent on a single supplier for the visco-elastic components and assembly of its Embody specialty product line. The related product in which these components and assembly processes are used does not represent a significant portion of overall sales. Except for its dependence regarding certain polyurethane foam and visco-elastic components and assembly of its Embody specialty product line, the Company does not consider itself to be dependent upon any single outside vendor as a source of supply to its conventional bedding or specialty businesses, and the Company believes that sufficient sources of supply for the same, similar or alternative components are available.

        Approximately 67% of the employees at the Company's 25 North American plants are represented by various labor unions with separate collective bargaining agreements. The Company's current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2012 through 2014. Of the employees covered by collective bargaining agreements, approximately 38% are under contracts expiring in fiscal 2012. Certain employees at the Company's international facilities are also covered by collective bargaining agreements, which expire at various terms between fiscal 2012 and 2014.

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

Foreign Currency

        Subsidiaries located outside the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' deficit (accumulated other comprehensive income (loss)) and are not tax effected since they relate to investments which are permanent in nature. Foreign currency transaction gains and losses are recognized in cost of goods sold or selling, general and administrative expenses at the time they occur. The Company recorded foreign currency transaction losses of $0.7 million, $4.2 million and $5.9 million in fiscal 2011, 2010 and 2009, respectively.

Cash and Equivalents

        The Company considers all highly liquid debt instruments with an original maturity at the time of purchase of three months or less to be cash equivalents. Included as cash equivalents are money market funds that are stated at cost, which approximates market value.

Checks Issued In Excess of Related Bank Account Balances

        Accounts payable include book overdrafts in the amounts of $12.4 million and $11.2 million at November 27, 2011 and November 28, 2010, respectively. The change in the reclassified amount of checks issued in excess of the related bank account balance on our books (which does not represent a negative bank account balance) is included in cash flows from operations in the statements of cash flows.

Inventory

        The cost of inventories is determined by the "first-in, first-out" method, which approximates current cost. The cost of inventories includes raw materials, direct labor and manufacturing overhead

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

costs. The Company adjusts the basis of its inventory value for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

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

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and three to fifteen years for machinery and equipment. The Company uses the straight-line method for calculating the provision for depreciation. Depreciation expense for fiscal 2011, 2010 and 2009 was $23.9 million, $25.1 million and $25.5 million, respectively and is primarily recorded in cost of goods sold on the Consolidated Statements of Operations.

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

        No impairment charges related to property, plant and equipment were recognized during fiscal 2011 or 2010 other than those related to discontinued operations. Impairment charges recognized related to property, plant and equipment for fiscal 2009 were $1.3 million and relate to the decision to cease manufacturing of certain foundation components and begin purchasing all of these components from third party suppliers. These charges have been recorded as a component of restructuring expenses and asset impairments in the Consolidated Statements of Operations (See Note 24).

        Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined based upon estimates of the amount to be recovered upon disposal of the facility. There were no assets qualifying as held for sale at November 27, 2011 or November 28, 2010.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        It is Company policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software.

Goodwill

        Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identifiable net tangible and identifiable intangible assets acquired. Goodwill is not amortized but must be reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company performs at least an annual assessment of goodwill for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. The Company assesses recoverability using several methodologies to determine fair value of a reporting unit, which include the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at estimated market rates. Discount rates are based upon the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second analysis is performed to allocate the fair value to all assets and liabilities. If, based on the second analysis, it is determined that the indicated fair value of goodwill of the reporting unit is less than the carrying value, the Company would recognize impairment for the excess of carrying value over fair value of goodwill. In connection with its fiscal 2009 annual evaluation for goodwill impairment the Company recorded a non-cash charge of $1.2 million related to the impairment of the goodwill of its Argentina reporting unit. The impairment charge is based upon the fair value of the assets and liabilities of the reporting unit. (See Note 6).

Debt Issuance Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing and extinguishment of debt and interest rate derivatives. Additional expense arising from such prepayments during fiscal 2011, 2010 and 2009 was $0.6 million, $2.7 million and $0.1 million, respectively.

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

Royalty Income and Expense

        The Company recognizes royalty income based on sales of Sealy, Stearns & Foster, and Bassett branded product by various licensees. The Company recognized gross royalty income of $19.4 million, $17.6 million and $16.5 million in fiscal 2011, 2010, and 2009, respectively. The increase in royalty

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

income has been driven by increased royalties recognized related to our international licensees, including the new Europe and Brazil license agreements. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of an insignificant amount in fiscal 2011, and $0.1 million in fiscal 2010 and 2009, respectively.

Income Taxes

        Income taxes are accounted for under the asset and liability method in accordance with the FASB's authoritative guidance on accounting for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (See Note 15 for disclosure of amounts related to deferred tax assets and associated valuation allowances).

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest and penalties. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. No issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in an assessment and payment of taxes related to these positions during the one year following November 27, 2011.

Advertising Costs

        The Company expenses all advertising costs as incurred. The estimated fair value of cooperative advertising costs paid to customers is recorded as a component of selling, general and administrative expense within the Consolidated Statements of Operations when the customer provides proof of advertising. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising expenses, including cooperative advertising, for fiscal 2011, 2010 and 2009 amounted to $156.1 million, $140.4 million and $125.7 million, respectively.

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

        The change in the Company's accrued warranty obligations for the fiscal 2011, 2010 and 2009 was as follows (in thousands):

	November 27, 2011	November 28, 2010	November 29, 2009
Accrued warranty obligations at beginning of period	$17,584	$16,464	$16,487
Warranty claims(1)	(15,853)	(19,572)	(18,082)
Warranty provisions(2)	15,034	20,692	18,059
Change in estimate (see Note 3)	(3,159)	—	—

Accrued warranty obligations at end of period	$13,606	$17,584	$16,464

(1)
Warranty claims for the year ended November 27, 2011 include approximately $9.8 million for claims associated with products sold prior to November 28, 2010 that are still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. The Company utilizes warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $5.0 million, $5.8 million and $5.9 million for fiscal 2011, 2010 and 2009, respectively.

(2)
The provision for fiscal 2011 includes an increase of approximately $0.2 million relating to decreased recoverable salvage value included in the warranty obligation estimate. The provision for fiscal 2010 includes an increase of approximately $0.5 million relating to decreased recoverable salvage value included in the warranty obligation estimate. The provision for fiscal 2009 includes a decrease of an insignificant amount relating to increased recoverable salvage value included in the warranty obligation estimate.

        As of November 27, 2011 and November 28, 2010, $7.5 million and $10.5 million is included as a component of other accrued liabilities and $6.1 million and $7.1 million is included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheet, respectively.

Self-Insurance

        The Company is self-insured for certain losses related to medical claims with excess loss coverage of $375,000 per claim per year. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers' compensation. The Company's recorded liability for workers' compensation represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is discounted and

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. The discount rate used to estimate the workers' compensation liability was 2% for both fiscal 2011 and 2010. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from the Company's estimates, the Company's results of operations could be impacted. As of November 27, 2011 and November 28, 2010, $4.6 million and $4.2 million of the recorded liability is included as a component of other accrued liabilities and $7.6 million and $7.1 million is included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheets, respectively.

Research and Development

        Product development costs are charged to operations during the period incurred and are not considered material.

Environmental Costs

        Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, under the FASB's authoritative guidance on environmental remediation liabilities. Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. Such liabilities are discounted where appropriate in accordance with the FASB's authoritative guidance on environmental remediation liabilities. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

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

        Additionally, the Company also owns certain factories that contain asbestos. Current regulations require that the Company remove and dispose of asbestos if the factory undergoes major renovations or is demolished. Although the Company is not required to remove the asbestos unless renovation or demolition occurs, it is required to monitor and ensure that it remains stable and is required to notify any potential buyer of its existence. The Company has not recognized asset retirement obligations in its financial statements for asbestos at any facilities because management believes that there is an indeterminate settlement date for the retirement obligation as the range of time over which the Company may be required to remove and dispose of the asbestos is unknown or cannot be estimated. The Company currently has no plans to demolish a factory or to undertake a major renovation that would require removal of the asbestos at any of these other facilities. Management will continue to

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

monitor this issue and will record an asset retirement obligation if a determinate settlement date becomes known or estimable which is required in order to estimate an obligation.

        Asset retirement obligations recorded as a component of other noncurrent liabilities in the Consolidated Balance Sheets were $1.5 million and $1.2 million at November 27, 2011 and November 28, 2010, respectively. An immaterial amount of accretion and depreciation expense was recognized in fiscal 2011, 2010 and 2009.

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

Share-Based Compensation

        For new share-based compensation awards issued, the cost is equal to the fair value of the award at the date of the grant, and compensation expense is recognized for those awards earned over the service period. Certain of the equity awards vest based upon the Company achieving certain Adjusted EBITDA performance targets. During the service period, management estimates whether or not the Adjusted EBITDA performance targets will be met in order to determine the vesting period for those awards and what amount of compensation cost should be recognized related to these awards. At the

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

date of grant, we determine the fair value of the awards using the Black-Scholes option pricing formula, the trinomial lattice model or the closing price of the Company's common stock, as appropriate under the circumstances. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of Sealy Corporation's stock, each of which impacts the fair value of the stock options. The fair value of restricted shares and restricted share units is based upon the closing price of the Company's common stock as of the grant date. We also estimate the amount of share-based awards that are expected to be forfeited based on the historical forfeiture rates experienced for our outstanding awards.

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

Note 2: Share-Based Compensation

  Share-Based Payment Arrangements

        At November 27, 2011, the Company had share-based compensation plans as described below. Share-based compensation expense, related income tax benefits and cash received from the exercise of stock option awards, was as follows (in thousands):

	November 27, 2011	November 28, 2010	November 29, 2009
Stock option awards	$1,344	$1,499	$3,337
Restricted shares	444	667	667
Restricted share units	11,245	13,446	6,703
Directors' deferred stock compensation	210	251	256
Modifications of share-based awards	—	—	1,670

Total share-based compensation	$13,243	$15,863	$12,633

Income tax benefits related to share-based compensation	4,353	6,150	5,372

Cash received from exercise of stock option awards	630	297	27

Intrinsic value of awards exercised or issued	7,789	10,594	634

Tax benefits realized upon exercise	3,045	4,107	280

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

        In connection with the modification of its outstanding share-based compensation awards, the Company will recognize additional compensation expense of $2.1 million, which will be recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. Of this amount, $0.1 million, $0.2 million and $1.7 million was recognized in fiscal 2011, 2010 and 2009, respectively. Unrecognized compensation cost related to this modification as of November 27, 2011 is an insignificant amount and will be recognized over the remaining vesting period of the awards.

        Assumptions used in valuing stock options modified in the third quarter of fiscal 2009 using the trinomial model were as follows:

Expected volatility	60%
Expected dividend yield	0.00%
Expected term (in years)	0.00 - 7.47
Risk-free rate	0.52% - 3.46%

        These charges related to these modifications have been recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Share-Based Compensation (Continued)

        A summary of options outstanding under the 1998 Plan as of November 27, 2011, and the activity for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 28, 2010	1,776,804	$1.17
Exercised	(236,463)	2.24
Forfeited	(32,066)	1.97

Outstanding November 27, 2011 (all fully vested and exercisable)	1,508,275	$0.99
Weighted average remaining contractual term	2.4 years
Aggregate intrinsic value of in-the-money options at November 27, 2011 (in thousands)	$1,359

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

        As of November 27, 2011, there was $0.6 million of unrecognized compensation cost associated with stock option grants under the 2004 Plan. That cost is expected to be recognized over a weighted average period of 2.1 years. The Company valued these stock option grants using the trinomial lattice model. No options were granted in fiscal 2011 or 2010. The weighted average grant date fair value for all option grants, total intrinsic value of options exercised and assumptions used to value options, excluding those granted through the modification discussed above, for fiscal 2009 were as follows:

Year ended
November 29, 2009
Weighted average grant date fair value of options granted	$0.64
Assumptions used to value options:
Expected volatility	60%
Expected dividend yield	0.00%
Expected term (in years)	5.63 - 5.90
Risk free rate	1.92% - 2.07%

        Due to the lack of sufficient historical trading information with respect to its own shares at the time of grant, the Company estimated expected volatility based on its own shares weighted with a

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Share-Based Compensation (Continued)

portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own. The expected dividend yield is based on the Company's then current quarterly dividend of $0.075 per share relative to the fair value of the underlying stock at grant date for options granted prior to the suspension of the dividend in the second quarter of fiscal 2008. The expected dividend yield for options granted after the decision was made to suspend the dividend was assumed to be zero. Expected term is based on an analysis of the early exercise behavior of employees. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company also estimates the amount of share-based awards that are expected to be forfeited based on the historical forfeiture rates experienced for its outstanding awards.

        A summary of options outstanding under the 2004 Plan as of November 27, 2011, and the activity for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 28, 2010	6,420,012	$5.50
Exercised	(63,366)	$1.65
Forfeited	(962,282)	$6.13

Outstanding November 27, 2011	5,394,364	$5.43
Weighted average remaining contractual term	3.6 years
Aggregate intrinsic value of in-the-money options (in thousands)	$275
Exercisable at November 27, 2011	4,036,999
Weighted average remaining contractual term	3.6 years
Aggregate intrinsic value of in-the-money options (in thousands)	$275

  Restricted Shares and Restricted Share Unit Awards

        At November 27, 2011, the Company did not have any restricted shares outstanding. During fiscal 2011, the Company's remaining 97,324 restricted shares vested. Prior to their vesting, these restricted shares were considered to be non-vested shares, and had the same rights as the Company's outstanding common shares, including dividend participation rights, except that they could not be sold by the holder until the end of the vesting period. The restricted shares that vested were settled on a net basis which provided for the repurchase and cancellation of 41,315 shares as a means to cover the required minimum withholding tax payments. A total of 56,009 common shares were delivered to the holder of these awards. During fiscal 2010, 194,647 of the outstanding restricted shares vested. The restricted shares that vested were settled on a net basis which provided for the repurchase and cancellation of 82,628 shares as a means to cover the required minimum withholding tax payments. A total of 112,019 common shares were delivered to the holder of these awards.

        During fiscal 2011, fiscal 2010 and fiscal 2009, the Company approved grants of 2,395,156, 811,000 and 17,084,368 RSUs, respectively. The weighted average grant date fair value of these awards is based on the closing price of the Company's common stock as of the grant date. The RSUs granted during fiscal 2011, 2010 and 2009 have a weighted average grant date fair value of $2.51, $2.98 and $2.01 per unit, respectively. The Company has outstanding RSU awards of several types: 1) Time-based RSU

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Share-Based Compensation (Continued)

awards accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited; 2) Time-based awards that vest ratably over a three year period; and 3) Performance-based RSUs which do not vest unless certain targets that are tied to the Company's earnings performance are met. A summary of the outstanding unvested RSU awards by type as of November 27, 2011 follows:

	Number of Awards	Unrecognized Compensation Expense (in thousands)
Time-based vesting awards with accretion factor	7,434,572	$3,928
Time-based vesting awards without accretion factor	2,862,488	4,207
Performance-based awards outstanding	430,968	4

Total	10,728,028	$8,139

Performance-based awards where targets are not expected to be met	114,800	$88

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

        Only those RSU awards granted to the Company's directors contain dividend participation rights. As of November 27, 2011 there were 184,056 such awards outstanding. These awards have been considered to be participating securities for the purposes of computing the Company's earnings per share in accordance with the applicable authoritative guidance.

        A summary of restricted share unit awards outstanding as of November 27, 2011 and the activity for the year then ended, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 28, 2010	12,811,956	$2.07
Granted	2,395,156	2.51
Vested	(4,458,667)	2.10
Forfeited	(20,417)	2.09

Outstanding November 27, 2011	10,728,028	$2.16
Weighted average remaining vesting period	1.4 years

  Directors' Deferred Stock Compensation

        Under the Sealy Corporation Directors' Deferred Compensation Plan (the "Directors Plan"), the members of the Company's Board of Directors may make an annual election to receive their fees in

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Share-Based Compensation (Continued)

the form of equity share units in lieu of cash. The number of units received is determined based on the number of shares that could be purchased with the directors' fees at the current fair value of the shares. Directors will receive additional units for shares that could be purchased with future dividends, if any. Following a director's departure from the board, but no sooner than six months thereafter, the director may receive payment for the balance of the deferred compensation share units. The form of payment, whether in shares of stock or in cash equivalent to the fair value of the shares at the time of payment, is at the discretion of the Company. The Company accounts for share units issued under the Directors Plan as equity awards, recognizing a charge against earnings for the expense associated with the Directors Plan, with a corresponding credit to additional paid-in capital. Share units issued following the adoption of the applicable authoritative guidance requiring the use of the fair value method are not adjusted for subsequent changes in the fair value of the underlying stock, although units outstanding at the date of adoption continue to be so adjusted. During fiscal 2011, 2010 and 2009, the Company recognized expense of $0.2 million, $0.3 million and $0.4 million, respectively, related to the Directors Plan. A summary of share units outstanding under the Sealy Corporation Directors' Deferred Compensation Plan as of November 27, 2011, and activity for the year then ended, is presented below:

	Share Units	Weighted Average Grant Date Fair Value
Outstanding November 28, 2010	395,667	$3.75
Granted	121,316	2.08

Outstanding November 27, 2011 (all fully vested at grant date)	516,983	$2.89

Note 3: Change in Estimate

        During fiscal 2011, the Company reviewed its computation of reserves for warrantable and other product returns and refined the calculations of these reserves in order to better predict the Company's future liability related to these claims. The effect of this change in estimate for warranty claims was to reduce other accrued liabilities and cost of sales by approximately $3.1 million. The change in estimate for other product returns decreased accounts receivable balances by approximately $4.7 million, with a corresponding decrease in net sales. For the year ended November 27, 2011, the change in estimate decreased operating income by $1.6 million and increased net loss by $0.9 million. This change in estimate also increased net loss per basic and diluted share by $0.01 for the year ended November 27, 2011.

Note 4: Inventories

        The components of inventory as of November 27, 2011 and November 28, 2010 were as follows (in thousands):

	November 27, 2011	November 28, 2010
Raw materials	$25,635	$26,449
Work in process	26,056	22,629
Finished goods	5,311	8,100

	$57,002	$57,178

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 5: Assets Constructed on Behalf of the Company

        The Company has engaged third parties to construct production facilities to be leased by the Company. When entities are involved with certain structural elements of the construction of an asset that will be leased when construction of the asset is completed, the FASB's authoritative guidance requires the Company to be considered the owner, for accounting purposes, of these production facilities. In fiscal 2011, the Company amended one of these leases which had the effect of extending the lease term. Based on this amendment, an additional $2.2 million of property, plant and equipment with an offsetting financing obligation was recognized in the Consolidated Balance Sheets. During the lease terms, the Company recognizes building depreciation and interest expense for the obligations. The Company has recorded $24.2 million and $31.8 million as of November 27, 2011 and November 28, 2010, respectively in buildings related to these facilities. The associated financial obligations are $41.2 million and $39.9 million as of November 27, 2011 and November 28, 2010, respectively in the Consolidated Balance Sheets. The recording of these assets is a non-cash item for the purposes of the Consolidated Statements of Cash Flow.

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

        No impairment of goodwill was identified related to the Company's other reporting units or its other intangible assets. The Company did not record any impairment charges during fiscal 2011 or 2010 related to goodwill or other intangible assets. Accumulated goodwill impairment losses recorded as of November 27, 2011 and November 28, 2010 are $28.6 million.

        The changes in the carrying amount of goodwill for the years ended November 27, 2011 and November 28, 2010 are as follows (in thousands):

Balance as of November 29, 2009	$360,583
Increase due to foreign currency translation	1,375

Balance as of November 28, 2010	$361,958
Decrease due to foreign currency translation	(932)

Balance as of November 27, 2011	$361,026

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 6: Goodwill and Other Intangible Assets (Continued)

        Other intangibles as of November 27, 2011 and November 28, 2010, consisted of the following:

	November 27, 2011	November 28, 2010
	(in thousands)
Licenses	$4,612	$4,588
Less accumulated amortization	(3,496)	(3,201)

Licenses—net	$1,116	$1,387

        Licenses are amortized on the straight-line method over periods ranging from 5 to 15 years. Amortization expense related to these licenses was $0.3 million for fiscal 2011, 2010 and 2009, and has been recorded as a component of royalty income, net within the accompanying Consolidated Statements of Operations. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. The Company has the ability to extend the license outstanding for an additional term of five years after the completion of the initial term. The Company expects to recognize amortization expense relating to these intangibles of $0.3 million in each of the years from 2012 through 2014 and 0.2 million in 2015.

Note 7: Unconsolidated Affiliate Companies

        The Company is involved in a group of joint ventures to develop markets for Sealy branded products in Asia. Our ownership interest in these joint ventures is 50% and is accounted for under the equity method. Our net investment of $9.8 million and $7.2 million at November 27, 2011 and November 28, 2010, respectively, is recorded as a component of other assets including debt issuance costs, net within the Consolidated Balance Sheets. The Company's share of earnings for fiscal 2011 and 2010 is recorded in equity in earnings of unconsolidated affiliates. Due to its immateriality in fiscal 2009, the Company's share of earnings was recorded as a component of selling, general and administrative expenses.

        Summarized financial information for these joint ventures is as follows (in thousands):

	2011	2010
Current assets	$25,627	$27,162
Noncurrent assets	4,456	5,772
Current liabilities	12,223	17,141
Noncurrent liabilities	—	—
	2011	2010	2009
Revenues	$55,925	$44,946	$31,588
Gross profit	35,949	27,481	19,409
Income from operations	8,173	8,372	4,037
Net income	6,742	6,898	2,935

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations

        Long term debt as of November 27, 2011 and November 28, 2010 consisted of the following (in thousands):

	November 27, 2011	November 28, 2010
Asset-based revolving credit facility	$—	$—
Senior notes	296,119	304,318
Convertible notes(1)	185,268	181,341
Senior subordinated notes	268,945	268,945
Financing obligations(2)	41,225	39,896
Other	324	750

	791,881	795,250
Less current portion	(1,584)	(2,166)

	$790,297	$793,084

(1)
Convertible notes includes accrued paid in kind interest of $6.1 million and $5.8 million for which the principal balance of the Convertible Notes had not yet been increased at November 27, 2011 and November 28, 2010, respectively.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

  ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 65% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the lenders. Borrowings under the ABL Revolver bear interest at the Company's choice of either 1) a base rate (determined by reference to the higher of i) the prime rate; ii) the federal funds effective rate plus one-half of one percent; or iii) the three month LIBOR rate for U.S. dollar deposits) plus 1% plus an applicable margin of 3.00% or 2) a three month LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%. The ABL Revolver also requires the Company to pay a commitment fee for the unused portion. As of November 27, 2011, there were no amounts outstanding under the ABL Revolver. At November 27, 2011, the Company had approximately $41.8 million available for borrowing under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.3 million.

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

        The ABL Revolver imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The ABL Revolver agreement also requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of November 27, 2011, the Company is not in a minimum availability period under the ABL Revolver.

        In accordance with FASB authoritative guidance, the Company will classify any outstanding borrowings on its ABL Revolver, which has a maturity date of more than one year from the balance sheet date, as a current liability since it includes both a lockbox arrangement and a subjective acceleration clause.

  Senior Notes

        On May 29, 2009, the Company issued $350.0 million aggregate principal amount of Senior Notes maturing April 2016 bearing interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which is based on an imputed interest rate of 11.75%. This discount will be accreted using the effective interest method over the life of the agreement with the related expense recognized as a component of interest expense in the Consolidated Statement of Operations. For fiscal 2011, 2010 and 2009, the Company recognized additional interest expense of $1.5 million, $1.4 million and $0.7 million, respectively related to the accretion of the OID. The Senior Notes rank equally in right of payment with all of the Company's existing and future senior indebtedness, including amounts outstanding under the ABL Revolver and

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

the Convertible Notes and senior in right of payment to any existing and future subordinated indebtedness, including the existing 8.25% Senior Subordinated Notes due 2014 ("2014 Notes"). The obligations under the Senior Notes are guaranteed by the Company and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and the assets of its current and future domestic subsidiaries through a first-priority security interest in substantially all of the Company's material real property and equipment and all other assets of its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis, and a second-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing.

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

	November 27, 2011	November 28, 2010
Premium paid to repurchase the notes	$300	$1,050
Write-off of related debt issuance costs and original issue discount	643	2,709

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

        The issuance of the 92,116,369 rights to purchase the Convertible Notes was considered a non-reciprocal transfer with owners and was therefore treated as a dividend of $188.8 million in the second quarter of fiscal 2009. The amount recorded as a dividend was calculated based on the initial fair value of the rights issued of $2.05 per right based on the initial trading value of the rights on the active market on which they trade. See Note 10. The rights are considered to constitute written options which were accounted for as derivative instruments and were adjusted, prior to exercise or expiration, to fair value through earnings. See Note 11.

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

        During fiscal 2009, $2.3 million of Convertible Notes were converted into shares resulting in the issuance of 2,346,375 shares at the conversion price of $1.00 per share. There were no such conversions in fiscal 2011 or 2010.

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

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. Upon the January 15th and July 15th interest payment dates in both fiscal 2011 and 2010, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment as follows:

	November 27, 2011	November 28, 2010
	(in thousands)
January 15	$7,563	$6,991
July 15	7,864	7,271

	$15,427	$14,262

        The outstanding balance of the Convertible Notes at November 27, 2011 was $185.3 million which includes accrued but unpaid interest as well as the beneficial conversion features which are recognized as a discount to the outstanding principal amount. These discounts have been reflected as a reduction of the balance of the Convertible Notes with an offsetting increase to additional paid-in capital. The recognized discounts will be accreted through interest expense over the remaining term of the Convertible Notes using the effective interest method.

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

        The Company may also from time to time repurchase outstanding 2014 Notes on the open market for the purpose of retiring such notes as allowed under the restrictions provided by the Company's other credit agreements and note indentures. During the fourth quarter of fiscal 2009, the Company repurchased and retired $5.0 million aggregate principal amount of the 2014 Notes on the open market at 99.06% of par, plus accrued interest. No such repurchases were made during fiscal 2011 or 2010.

  Other Information

        The indentures and agreements governing the ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing Sealy Mattress Company's ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing our Senior Notes and the 2014 Notes, we are restricted from paying dividends or making other distributions to Sealy Corporation unless we are able to satisfy certain requirements or use an available exception from the limitation. As of November 27, 2011, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $219.9 million to its parent due to the provisions in its long-term debt agreements. However, $30.0 million would be available for distribution without restriction. At November 27, 2011, the Company was in compliance with the covenants contained within the related note indentures and agreements.

        The Company's net weighted average borrowing cost was 11.1%, 10.7% and 9.6% for fiscal 2011, 2010 and 2009, respectively. At November 27, 2011, the annual scheduled maturities of the principal amounts of long term obligations were as follows (in thousands):

2012	$1,584
2013	1,473
2014	270,720
2015	1,950
2016	483,528
Thereafter	32,627

$791,882

        The obligations recorded as a result of lessee involvement during the asset construction period is included in the above table of scheduled maturities. The interest component of these payments not included above is $22.0 million. In addition to these arrangements, the Company has entered into capital leases for the acquisition of machinery and equipment, computer hardware and software and a

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

warehouse management system, all of which have been recorded in machinery and equipment in the Consolidated Balance Sheets. Amortization of the assets recorded under capital lease arrangements are recorded as a component of depreciation expense. Details of capitalized leased assets are as follows:

	November 27, 2011	November 29, 2009
	(in thousands)
Machinery and equipment	$607	$4,232
Less: Accumulated depreciation	(573)	(3,696)

Net capitalized leased assets	$34	$536

        Future minimum lease payments with the present value of the net minimum lease payments (included in other long term debt and current portion shown above) as of November 27, 2011 are as follows (in thousands):

Fiscal Year
2012	$23
2013	4
2014	—
2015	—
2016	—
Thereafter	—

Total minimum lease payments	27
Less: Amount representing interest	(1)

Present value of net minimum lease payments	$26

Note 9: Commitments

  Leases

        The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual operating lease commitments at November 27, 2011 (in thousands):

Fiscal Year
2012	$12,446
2013	10,799
2014	8,345
2015	6,769
2016	5,155
Thereafter	17,387

$60,901

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Commitments (Continued)

        Rental expense charged to operations is as follows:

	Year Ended Nov. 27, 2011	Year Ended Nov. 28, 2010	Year Ended Nov. 29, 2009
	(in thousands)
Minimum rentals	$17,158	$17,184	$16,996
Contingent rentals (based upon delivery equipment mileage)	1,952	2,006	1,468

	$19,110	$19,190	$18,464

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

        On December 1, 2008, the Company completed a sale-leaseback transaction of its South Gate, California facility, including the land, building and improvements affixed to the properties. The facility is being leased back over a seven year term and is classified as an operating lease. The net proceeds from the sale were $8.4 million and were reinvested in the business. The sale of this facility resulted in a gain of approximately $4.9 million. This gain has been deferred and is being amortized over the lease term. In each of fiscal 2011, 2010 and 2009, the Company recognized $0.6 million of this gain. The remaining deferred gain was recorded as follows within the accompanying Consolidated Balance Sheets as of November 27, 2011 and November 28, 2010:

	November 27, 2011	November 28, 2010
	(in thousands)
Other accrued liabilities	$697	$668
Noncurrent liabilities	2,198	2,851

Total deferred gain	$2,895	$3,519

  Severance Obligations

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. During fiscal 2011, 2010 and 2009, certain executive officers of the Company resigned. In accordance with their employment agreements and Company policy, certain benefits are to be paid to these executive officers in connection with their resignation. Additionally, during these years, the Company terminated other employees who were also entitled to severance benefits. In connection with the resignation of executive officers and the termination of the other employees, the Company recorded charges related to severance obligations due to these individuals. Severance costs of $0.5 million, $2.4 million and $1.4 million for fiscal 2011, 2010 and 2009, respectively, were recorded as a component of operating income within the accompanying Consolidated Statements of Operations. Severance benefits of $0.1 million and $0.5 million have been accrued as of November 27, 2011 and November 28, 2010,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Commitments (Continued)

respectively as a component of accrued compensation within the accompanying Consolidated Balance Sheet.

Note 10: Fair Value Measurements

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, which include interest rate swap and foreign currency forward and option contracts discussed in Note 11 below. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company has evaluated the credit and non-performance risks associated with its derivative counterparties and believed them to be insignificant at November 27, 2011.

        As discussed further in Note 21, the Company is party to a lease agreement which contains an embedded foreign currency derivative which has been bifurcated from the agreement and separately recorded as a component of debt issuance costs, net and other assets within the Consolidated Balance Sheets. This derivative is valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract. Significant inputs to the computation of the fair value include forecasted interest rates, foreign currency rates and inflation expectations.

        The following table provides a summary of the fair value of assets and liabilities (in thousands):

		Fair Value Measurements at November 27, 2011 Using
	November 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$1,379	$—	$1,379	$—
Foreign exchange and commodity derivative liabilities	(34)	—	(34)	—
Embedded foreign currency derivative in lease agreement	56	—	—	56

Total	$1,401	$—	$1,345	$56

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

        Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt, based on quoted market prices, at November 27, 2011 was as follows (in thousands):

Senior Secured Notes	$333,975
Convertible Notes	398,509
Senior Subordinated Notes	277,013

Note 11: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to interest rate, foreign currency and commodity price changes. All of the Company's designated hedging instruments are considered to be cash flow hedges.

Interest Rate Risk

        As of November 27, 2011, the Company did not have any outstanding interest rate swap agreements.

        Prior to the Refinancing and the disposition of the European operations, the Company was exposed to interest rate risk associated with fluctuations in the interest rates on its variable interest rate debt. In order to manage the risk of variable interest rates prior to these events, the Company had entered into interest rate swap agreements that converted the debt's variable interest rate to a fixed interest rate. The fair values of the interest rate agreements were estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

        In connection with the Refinancing as discussed further in Note 8, the Company paid $15.2 million to terminate the interest rate swaps. As the future variable interest rate payments are no longer probable of being made, the amounts which had previously been recorded in accumulated other comprehensive income were charged to refinancing expense for the year ended November 29, 2009.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward and option contracts. The Company designates certain of these forward contract hedges as hedging instruments and enters into some forward and option contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these forward and option contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 8, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations follow:

        At November 27, 2011, the Company had 46 forward foreign currency contracts and no foreign currency option contracts to sell Canadian dollars and receive a total of 28.8 million US dollars at specified exchange rates with expiration dates ranging from December 2011 through November 2012. These foreign currency contracts were entered into to protect against the fluctuation in the Canadian subsidiary's US dollar denominated purchases of raw materials. Further, the Company had outstanding five foreign currency forward contracts to purchase a total of 1.0 million Swiss francs for U.S. dollars at specified exchange rates with expiration dates ranging from December 2011 through May 2012. These hedges were entered into to protect against the fluctuations in the scheduled payments to be made for certain equipment denominated in Swiss francs. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials and equipment related to changes in the foreign currency exchange rates.

        The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the Consolidated Statements of Operations. As of November 27, 2011, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through November 2012. Over the next twelve months, the Company expects to reclassify $0.8 million of deferred gains from accumulated other comprehensive income to cost of goods sold as related forecasted foreign currency payments are made.

Commodity Price Exposure

        The Company is exposed to risk associated with fluctuations in the prices of diesel fuel used in the transportation of its finished product to its customers. Periodically, the Company manages this risk by entering into fixed price swap agreements. The Company designates these fixed price swap contracts as hedging instruments. These contracts protect against the reduction in value of forecasted cash flows resulting from the purchases of diesel fuel. The fair values of the fixed price swap agreements are estimated as described in Note 10, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

        The Company did not have any significant fixed price contracts for diesel fuel and such hedging activity for the fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009 was not material.

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

        The Company has an embedded derivative that provides downside protection in US dollars related to the payments to be made associated with the lease of its former Brazilian manufacturing facility. This instrument is bifurcated from the lease agreement and recorded at fair value at the end of each reporting period. As of November 27, 2011, the fair value of this derivative was an insignificant amount and is recorded as a component of debt issuance costs, net, and other assets in the Consolidated Balance Sheet. The initial fair value of the embedded derivative was recorded as deferred lease income and is being amortized over the term of the lease.

Rights to Purchase Convertible Notes

        During the second quarter of fiscal 2009, the Company issued rights to holders of its common stock at close of business on May 26, 2009. As described in Note 10, these rights entitled holders to purchase the Company's Convertible Notes issued in connection with the Refinancing and expired on July 2, 2009. These rights were considered to be written options and therefore were accounted for as derivative instruments requiring that they be adjusted, after issuance, to fair value through earnings. Based on the terms of the forward purchase agreement with the Purchaser, the rights related to the Purchaser's then approximate 50.6% ownership, as of the date of issuance, are considered to be exercised as of the date of the issuance of the right. The fair value of the rights attributable to the Purchaser, which was $95.6 million at May 27, 2009, was recorded as additional paid-in capital upon issuance. The rights issued to other shareholders remained outstanding through the issuance of the Convertible Notes on July 10, 2009, and were adjusted to their market value through that date. The Company recognized losses on these rights of $4.5 million during fiscal 2009. At the expiration of the rights, the fair value of the rights issued to other shareholders of $97.8 million was recorded as additional paid-in capital.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

        At November 27, 2011 and November 28, 2010, the only outstanding derivatives of significance were the Company's foreign exchange derivative instruments. The fair value carrying amount of these instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	November 27, 2011		November 27, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,368	Other current liabilities	$(34)

Total derivatives designated as hedging instruments		1,368		(34)

Total derivatives		$1,368		$(34)

	Asset Derivatives		Liability Derivatives
	November 28, 2010		November 28, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$85	Other current liabilities	$(163)

Total derivatives designated as hedging instruments		85		(163)
Total derivatives		$85		$(163)

        The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2011 and 2010 was not significant. For fiscal 2009, the derivative activity related to the Company's interest rate swap agreements has been provided below:

Twelve Months Ended November 29, 2009

Derivatives in Designated Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion Effectiveness Testing)
Interest rate contracts	$(3,864)	Interest income (expense)	$(5,266)	Interest income (expense)	$—
Interest rate contracts	—	Refinancing expense	—	Refinancing expense	(15,232)
Foreign exchange contracts	465	Cost of goods sold	43	Cost of goods sold	—

Total	$(3,399)		$(5,223)		$(15,232)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

Twelve Months Ended
		November 29, 2009
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Interest rate contracts	Loss from discontinued operations	$88
Rights to purchase convertible notes	Loss on rights for convertible notes	(4,549)

Total		$(4,461)

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

        In the third quarter of fiscal 2010, the Company recorded an impairment charge of $23.0 million, net of tax, on the European manufacturing facility based on the estimated cash flows associated with the business. In the fourth quarter of fiscal 2010, the Company recorded a net loss on disposal of $2.4 million in connection with the sale of the business to CFG. This charge included the accumulated foreign currency translation adjustment previously recorded in other comprehensive income.

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

        In connection with the sale of the Company's European manufacturing operations, the Company made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by the Company, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of €3.5 million under the terms of the contract. As of November 27, 2011, the Company has been notified of several outstanding contingencies that would be covered by this guarantee and has recorded a liability of approximately €1.0 million ($1.3 million) related to these claims.

        During fiscal 2011, the Company recognized additional expenses related to the disposition of its European manufacturing operations which were primarily related to services rendered in connection with the disposition. There are no remaining assets or liabilities recorded as of November 27, 2011 related to the European manufacturing operations other than those related to the contingencies discussed above.

  Brazilian Operations

        In November 2010, management ceased manufacturing operations in Brazil. Concurrently, the Company entered into a license agreement with a third party to sell Sealy product in certain regions of this market. Additionally, the Company entered into a lease agreement with another third party to lease the manufacturing facility and related equipment. The property that will continue to be leased is not considered part of discontinued operations. See Note 21 for further details surrounding certain terms of the leasing arrangement.

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

        During fiscal 2011, the Company continued the liquidation of certain of its assets related to its Brazil operations. The charges related to these activities were recorded as a component of discontinued operations. The remaining current assets and liabilities of the Brazilian operations reflected within the Consolidated Balance Sheet at November 27, 2011 were immaterial.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 13: Discontinued Operations (Continued)

  Total Discontinued Operations

        The operating results of the discontinued operations in total are summarized below (in thousands):

	November 27, 2011	November 28, 2010	November 29, 2009
Net sales	$—	$101,105	$115,482
Loss before income taxes(a)	(2,116)	(36,679)	(10,119)
Income tax provision (benefit)	(135)	(679)	(745)

Loss from operations of discontinued operations	(1,981)	(36,000)	(9,374)
Loss on disposition of business	(2,251)	(2,399)	—

Loss from discontinued operations	$(4,232)	$(38,399)	$(9,374)

(a)
Loss before income taxes for fiscal 2010 includes a $23.0 million impairment charge related to the assets of the Company's European manufacturing operations.

Note 14: Refinancing and Extinguishment of Debt and Interest Rate Derivatives

        Expenses related to refinancing and extinguishment of debt and related interest rate derivatives for the year ended November 27, 2011 included non-cash charges of $0.6 million related to the write-off of debt issuance costs and original issue discount associated with the $10.0 million of principal amount of the Senior Notes that were repurchased during the year ended November 27, 2011. Also included was a cash charge of $0.3 million which represents the premium that was paid to repurchase these notes. See Note 8 for further details.

        Expenses related to refinancing and extinguishment of debt and related interest rate derivatives for the year ended November 28, 2010 included non-cash charges of $2.7 million related to the write-off of debt issuance costs and original issue discount associated with the $35.0 million of principal amount of the Senior Notes that were repurchased during the year ended November 28, 2010. Also included was a cash charge of $1.1 million which represents the premium that was paid to repurchase these notes. See Note 8 for further details.

        Expenses related to refinancing and extinguishment of debt and related interest rate derivatives for the year ended November 29, 2009 includes non-cash charges of $2.1 million relating to the write-off of debt issuance costs associated with the old senior term loans as well as $15.2 million of cash charges associated with the termination of the interest rate swap agreements that were associated with the old senior credit facility. Additionally, $0.1 million of debt issuance costs were written off related to the repurchase of $5.0 million of aggregate principal value of 2014 Notes. See Note 8 for further details.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax provision (benefit) consists of:

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(in thousands)
Current:
Federal	$(8,892)	$97	$(740)
International	10,862	15,168	8,503
State and local	229	2,102	1,658

	2,199	17,367	9,421
Deferred:
Federal	2,495	1,975	(9,940)
International	366	(1,164)	155
State and local	(956)	310	(1,016)

	1,905	1,121	(10,801)

Total tax expense	$4,104	$18,488	$(1,380)

        Earnings before income taxes consisted of the following:

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(in thousands)
United States	$(37,941)	$(133)	$(8,828)
International	33,018	39,670	30,307

	$(4,923)	$39,537	$21,479

        The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year Ended
	November 27, 2011	November 28, 2010	November 29, 2009
	(in thousands)
Income tax expense computed at statutory rates
Federal income tax expense	$(1,723)	$13,838	$7,518
State and local income taxes, net of federal tax benefit	(607)	1,783	(672)
Country mix impacts of foreign operations	(2,358)	524	(1,738)
Withholding taxes	1,842	—	—
Change in valuation allowance on deferred tax assets	(441)	(911)	(1,977)
Effect of non deductible meals and entertainment	368	322	307
Convertible debt costs	—	—	1,878
Non-deductible paid-in-kind interest	7,145	5,040	1,863
Income tax reserve adjustments	(83)	(671)	(11,052)
Goodwill impairment	—	—	416
Other items, net	(39)	(1,437)	2,077

Total income tax expense	$4,104	$18,488	$(1,380)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

        Unrecognized tax benefit adjustments result from a reduction in the income tax reserve as a result of the elimination of certain federal and state tax exposures during fiscal 2011 and 2010 due to the expiration of the statute of limitations.

        Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

	2011		2010
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$6,550	$8,667	$4,610	$10,429
Allowance for doubtful accounts	4,939	—	4,560	—
Plant shutdown, idle facilities, and environmental costs	350	394	146	674
Tax credit and loss carryforward benefit	1,399	23,459	524	24,665
Accrued warranty reserve	2,560	2,316	3,749	2,680
Other accrued reserves	475	—	2,035	—
Property, plant and equipment	780	(18,133)	917	(14,492)
Intangible assets	(327)	(9,075)	224	(8,888)
Debt financing costs	—	789	—	1,122
Pension obligation	—	6,313	—	4,488
Cash discounts	5,325	—	3,186	—
Inventory	1,620	—	1,696	—
All other	1,952	1,187	1,264	824

	25,623	15,917	22,911	21,502

Valuation allowance	(4,274)	(14,694)	(3,784)	(16,187)

	$21,349	$1,223	$19,127	$5,315

        The fiscal 2011 and 2010 current and noncurrent deferred tax asset (liability), above, include amounts that are recorded in other current liabilities and noncurrent assets on the consolidated balance sheets, as appropriate.

        The Company had a valuation allowance against certain deferred tax assets of $19.0 million at November 27, 2011 and $20.0 million at November 28, 2010, primarily reflecting uncertainties regarding utilization of loss carryforward benefits in certain foreign and state jurisdictions.

        At November 27, 2011, the Company had unused tax affected state net operating loss and tax credit benefits of $8.0 million generally expiring from 2011 through 2027. There is a valuation allowance of $7.0 million against the amount of these tax affected benefits as the Company, at this time, expects that portion to expire unused.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(in thousands)
Unrecognized tax benefits, beginning of year	$14,770	$16,597
Gross increases—tax positions related to the current year	1,737	1,797
Gross increases—tax positions related to the prior year	76	1,700
Gross decreases—tax positions related to the current year	—	—
Gross decreases—tax positions related to the prior year	(208)	(1,202)
Decreases for lapses in statutes of limitations	(2,256)	(2,390)
Decreases for settlements with taxing authorities	(197)	(1,732)

Unrecognized tax benefits, end of year	$13,922	$14,770

Net change	$(848)	$(1,827)

        As of November 27, 2011, $5.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Additional interest and penalties, recorded as a component of income tax expense during fiscal 2011 and 2010, were as follows:

	2011	2010
	(in thousands)
Additional (reduction in) interest, net	15	95
Additional (reduction in) penalties	(281)	(936)

        Accrued interest and penalties related to the Company's uncertain tax positions recognized in the Consolidated Balance Sheets are as follows:

	2011	2010
	(in thousands)
Accrued interest	3,691	3,677
Accrued penalties	1,891	2,172

        The Company expects the liability for uncertain tax positions to decrease by $3.3 million within the succeeding twelve months due to expiration of income tax statute of limitations.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax provision (benefit) entirely in the period in which they are identified. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

been presented to the Company and the Company has not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following November 27, 2011. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

        Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for various years from fiscal year 2000 and forward.

Note 16: Retirement Plans

  Defined Contribution Plans

        Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's Board of Directors) are set aside in trust for retirement benefits. Profit sharing expense was $4.5 million for each of the years ended November 27, 2011 and November 28, 2010 and $6.1 million for the year ended November 29, 2009, respectively.

  Pension Plans

        Approximately 67% of our domestic employees are represented by various labor unions with separate collective bargaining agreements. As of November 27, 2011, our domestic and international manufacturing plants employed 476 and 439 employees, respectively, who were covered under collective bargaining agreements expiring within one year. Hourly employees working at ten of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. The Company's pension cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The Company recognized expense for such contributions of $5.3 million, $4.8 million and $4.6 million, for the years ended November 27, 2011, November 28, 2010 and November 29, 2009, respectively.

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

        Pension plan assets consist of investments in various equity and fixed income mutual funds as well as money market mutual funds. The long-term rate of return for the plans is based on the weighted average of the plans' investment allocation and the historical returns for those asset categories. Because future compensation levels are not a factor in these plans' benefit formula, the accumulated benefit obligation is approximately equal to the projected benefit obligation as reported below. The discount

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

rate is based on the returns on long-term bonds in the private sector and incorporates a long-term inflation rate. Summarized information for the plans follows:

  Expenses and Status

        Components of net periodic pension cost for employees included in the Consolidated Statements of Operations were as follows:

	2011	2010	2009
	(in thousands)
Service cost	$788	$1,258	$751
Interest cost	1,454	1,713	1,422
Expected return on assets	(1,447)	(1,246)	(944)
Amortization of unrecognized net loss	524	498	366
Amortization of unrecognized prior service cost	167	226	253

Total net periodic pension cost	1,486	2,449	1,848
Less: Net periodic pension cost of discontinued operations	—	(506)	(505)

Net periodic pension cost	$1,486	$1,943	$1,343

        The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income were:

	2011	2010	2009
	(in thousands)
Net loss	$5,585	$1,179	$2,883
Prior service cost	—	—	16
Amortization of prior service cost	(167)	(169)	(253)
Amortization of net loss	(524)	(498)	(366)

Total recognized in other comprehensive income	$4,894	$512	$2,280

        The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the Company's pension plans:

	2011	2010	2009
Settlement (discount) rate(a)	5.48%	5.70%	5.70%
Expected long term return on plan assets	7.85%	7.85%	7.86%
Weighted average rate of increase in future compensation levels	0.00%	0.00%	0.00%

(a)
Due to current economic differences in the interest rates in the jurisdictions of the retirement plans, the discount rates used in fiscal 2011 to determine the expenses for the United States retirement plan and Canadian retirement plan were 5.50% and 5.25%, respectively.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

  Obligations and Funded Status

        The measurement date for all of the Company's pension plans is the date of the fiscal year end. The funded status of the pension plans as of November 27, 2011 and November 28, 2010, was as follows:

	2011	2010
	(in thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$26,580	$27,455
Service cost	788	994
Interest cost	1,454	1,527
Plan changes	127	—
Actuarial losses	4,687	1,492
Benefits paid	(705)	(465)
Expenses paid	(302)	(239)
Divestitures	—	(4,315)
Foreign currency exchange rate changes	(104)	131

Projected benefit obligation at end of year	$32,525	$26,580

Change in Plan Assets:
Fair value of plan assets at beginning of year	$17,905	$15,367
Actual return on assets	551	1,556
Employer contribution	3,787	1,607
Benefits paid	(705)	(465)
Expenses paid	(302)	(239)
Foreign currency exchange rate changes	(75)	79

Fair value of plan assets at end of year	$21,161	$17,905

Funded status	$(11,364)	$(8,675)

	2011	2010
	(in thousands)
Amounts Recognized in the Consolidated Balance Sheets:
Noncurrent portion of benefit liability	$(11,364)	$(8,675)
Accumulated other comprehensive income	17,060	12,104

Net amount recognized as of fiscal year end	$5,696	$3,429

Accumulated Benefit Obligation and Fair Value of Assets:
Accumulated benefit obligation	$(32,525)	$(26,580)
Projected benefit obligation	(32,525)	(26,580)
Fair value of assets	21,161	17,905

Unfunded projected benefit obligation	$(11,364)	$(8,675)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

	2011	2010
	(in thousands)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net loss	$15,687	$10,678
Prior service credit	1,373	1,426

Net amount recognized as of fiscal year end	$17,060	$12,104

        The following assumptions, calculated on a weighted-average basis, were used to determine benefit obligations for the Company's pension plans as of November 27, 2011 and November 28, 2010:

	2011	2010	2009
Settlement (discount) rate(a)	4.72%	5.48%	5.70%
Expected long term return on plan assets	7.85%	7.85%	7.86%
Weighted average rate of increase in future compensation levels	0.00%	0.00%	0.00%

(a)
Due to current economic differences in the interest rates in the jurisdictions of the retirement plans, the discount rates used in fiscal 2011 to determine the benefit obligations for the United States retirement plan and Canadian retirement plan were 4.75% and 4.45%, respectively.

        The amounts in accumulated other comprehensive income/(loss) that are expected to be recognized as components of net income during the next year are as follows:

Amortization of net loss	$806
Amortization of prior service cost	150

  Plan Contributions and Expected Benefit Payments

        During fiscal 2012, we expect to contribute $1.6 million to our pension plans from available cash and equivalents. The following table presents estimated future benefit payments:

Fiscal 2012	$595
Fiscal 2013	649
Fiscal 2014	722
Fiscal 2015	791
Fiscal 2016	898
Fiscal 2017 - Fiscal 2021	6,383

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

  Pension Plan Asset Information

        Investment Objective and Strategies.    Our investment objectives are to minimize the volatility of the value of our pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2011 Target	2011 Actual	2010 Actual
Allocation of plan assets:
Equity securities	60.00%	80.24%	61.07%
Debt securities	40.00%	16.71%	36.06%
Other	0.00%	3.05%	2.87%

Total plan assets	100.00%	100.00%	100.00%

        Investment strategies and policies reflect a balance of risk-reducing and return-seeking considerations. The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset diversification. Assets are broadly diversified across many asset classes to achieve risk-adjusted returns that, in total, lower asset volatility relative to liabilities. Our policy to rebalance our investment regularly ensures that actual allocations are in line with target allocations as appropriate.

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

        Expected Long-Term Return on Plan Assets.    The expected long-term return assumption at November 27, 2011 was 8.00% for the United States retirement plan and 6.50% for the Canadian plan.

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

        The investments in plan assets primarily consist of mutual funds and money market funds. Investments in mutual funds and money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The fair value of the Company's pension benefit plan assets at November 27, 2011 by asset category was as follows:

	November 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Equity
Mutual funds—U.S. companies	$7,322	$—	$7,322	$—
Mutual funds—International companies	9,552	—	9,552	—

Total equity funds	16,874	—	16,874	—
Mutual funds—fixed income	3,632	—	3,632	—
Money market funds	655	—	655	—

Total	$21,161	$—	$21,161	$—

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 17: Summary of Interim Financial Information (Unaudited)

        Quarterly financial data for the years ended November 27, 2011 and November 28, 2010, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share and per share data)
2011:
Net sales	$305,529	$321,296	$334,067	$269,259
Gross profit	118,504	125,074	137,000	98,124
Income (loss) from continuing operations	130	750	7,489	(14,025)
Loss from discontinued operations	(1,032)	(1,127)	(891)	(1,182)
Net (loss) income	(902)	(377)	6,598	(15,207)
Earnings per share—Basic
Income (loss) from continuing operations	—	0.01	0.07	(0.14)
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)

Net (loss) income	(0.01)	—	0.07	(0.15)
Earnings per share—Diluted
Income (loss) from continuing operations	—	0.01	0.04	(0.14)
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)

Net (loss) income	(0.01)	—	0.04	(0.15)
2010:
Net sales	$311,888	$290,525	$320,504	$295,544
Gross profit	132,882	121,574	132,166	122,878
Income from continuing operations	8,277	3,667	9,225	3,491
Loss from discontinued operations	(2,562)	(2,818)	(25,048)	(7,971)
Net income (loss)	5,715	849	(15,823)	(4,480)
Earnings per share—Basic
Income from continuing operations	0.09	0.04	0.09	0.04
Loss from discontinued operations	(0.03)	(0.03)	(0.25)	(0.08)

Net income (loss)	0.06	0.01	(0.16)	(0.05)
Earnings per share—Diluted
Income from continuing operations	0.04	0.03	0.05	0.03
Loss from discontinued operations	(0.01)	(0.01)	(0.09)	(0.03)

Net income (loss)	0.03	0.02	(0.04)	—

        The results of the fourth quarter of fiscal 2010 includes a loss on disposition of $2.4 million related to the disposition of the Company's Europe segment. See Note 13 for further details.

        The results of the third quarter of fiscal 2010 include an impairment charge of $23.0 million included in discontinued operations related to the assets of the Company's Europe segment which was divested in the fourth quarter of fiscal 2010. See Note 13 for further details

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 18: Accumulated Other Comprehensive Income

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

	November 27, 2011	November 28, 2010
Unrealized gain (loss) on cash flow hedges, net of tax of $519 and $(64), respectively	$815	$(69)
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $6,623 and $4,717, respectively	(10,438)	(7,387)
Accumulated foreign currency translation adjustment	9,114	14,461

	$(509)	$7,005

Note 19: Contingencies

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. Previously, we removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, the Company is planning to remove and dispose of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of November 27, 2011 for $1.7 million ($1.9 million prior to discounting at 4.75%) associated with this remediation project.

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

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At November 27, 2011, the Company had recorded a reserve of $1.1 million related to the expected requirement to pay certain sales tax, fees and penalties associated with this assessment as a component of accrued expenses.

        As of November 27, 2011, the Company had been notified of several outstanding contingencies related to the disposition of its European operations in fiscal 2010. See Note 13 for further details.

Note 20: Segment and Geographic Information

        The Company's segments are identified based on the Company's organizational structure which is organized around geographic areas. The segments are able to be aggregated for reporting purposes based on similar economic characteristics in accordance with applicable authoritative literature surrounding segment presentation.

        Sales to external customers by geographic area are as follows:

	Fiscal year
	2011	2010	2009
United States	$952,409	$951,106	$946,950
Canada	182,350	185,706	151,387
Other International	95,392	82,659	76,244

Total	$1,230,151	$1,219,471	$1,174,581

Total International	$277,742	$268,365	$227,631

        Long lived assets (principally property, plant and equipment) outside the United States were $35.4 million and $34.4 million as of November 27, 2011 and November 28, 2010, respectively.

Note 21: Leasing Activities

        In connection with the exit of the manufacturing operations in Brazil, the Company entered into a lease arrangement for its former manufacturing facility and related equipment. The leased assets have a cost basis and carrying value of $5.0 million and $1.9 million, respectively as of November 27, 2011.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 21: Leasing Activities (Continued)

        The following is a schedule of minimum future rental income at November 27, 2011 (in thousands):

Fiscal Year
2012	$998
2013	998
2014	998
2015	998
2016	998
Thereafter	6,110

$11,100

        The provisions of this lease include an option to purchase the manufacturing facility and related equipment for a total of $15.0 million, net of lease payments received.

Note 22: Related Party Transactions

        During fiscal 2011, the Company incurred costs for consulting services rendered by KKR (who controlled approximately 46.2% of our issued and outstanding common stock at November 27, 2011) and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $1.3 million. As of November 27, 2011, $0.2 million of this amount was accrued as a component of other accrued liabilities and accounts payable in the accompanying Condensed Consolidated Balance Sheets. The Company also participates in a lease arrangement with a KKR affiliate for our Clarion facility for a six month term with additional six month renewal options available. We received lease income on this property of an insignificant amount during fiscal 2011.

        During fiscal 2011, the Company's joint ventures declared a distribution of $1.0 million which has been reflected as a reduction of the investment in these joint ventures in the accompanying Consolidated Balance Sheet as of November 27, 2011. During fiscal 2011, the Company also earned $0.2 million in licensing fees from the Company's joint ventures.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 22: Related Party Transactions (Continued)

        Interest expense of $5.1 million has been recorded related to KKR Financial LLC's portion of the outstanding Senior Notes. At November 28, 2010, $4.5 million of this amount has been paid and $0.6 million remains accrued. These notes were no longer held by KKR Financial at November 27, 2011.

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

        In connection with the Refinancing as further discussed in Note 8, the Company entered into an agreement with Sealy Holding, LLC, a company which is owned by KKR, whereby the Purchaser provided $177.1 million in cash to support its obligation to exercise its rights as well as an oversubscription for those rights that were not exercised by other common shareholders. Until the conclusion of the rights offering period, the $177.1 million bore interest at a rate of LIBOR plus 3.0%. At the expiration of the rights offering period, the Company repaid the Purchaser $83.3 million which represented the proceeds obtained from the subscription to the Convertible Notes by other shareholders. Convertible Notes were issued to the Purchaser in an aggregate amount of $93.8 million. Interest paid to the Purchaser on the $177.1 million related party loan outstanding during the rights period was $0.7 million. As consideration for the forward purchase, the Company paid the Purchaser $1.0 million which has been deferred as debt issuance costs which will be amortized as a component of interest expense.

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

        During fiscal 2009, the Company's joint ventures paid to the Company license fees of an insignificant amount and a dividend of $1.0 million. Additionally, the Company's joint ventures repaid $0.2 million of an outstanding loan to the Company in fiscal 2009.

Note 23: Earnings Per Share

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 23: Earnings Per Share (Continued)

        Basic and diluted earnings/(loss) per share were computed using the following:

	November 27, 2011	November 28, 2010	November 29, 2009
	(in thousands)
Numerator:
Net (loss) income from continuing operations, as reported	$(5,656)	$24,660	$22,859
Net (loss) income attributable to participating securities	10	$(57)	$(72)
Interest on convertible notes	—	16,109	5,323

Net (loss) income from continuing operations available to common shareholders	$(5,646)	$40,712	$28,110

Denominator:
Denominator for basic earnings per share—weighted average shares	99,261	95,934	92,258
Effect of dilutive securities:
Convertible debt	—	183,615	89,401
Stock options	—	1,087	1,010
Restricted shares	—	—	—
Restricted share units	—	8,865	2,744
Other	—	356	226

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	99,261	289,857	185,639

        Since the Company reported a net loss for fiscal 2011, the 222,622 outstanding options to purchase common stock, restricted shares, share units and rights for Convertible Notes (in thousands) are considered antidilutive and are not included in the calculation of diluted earnings per share. Options and share units not included in the calculation of diluted earnings per share because their impact is antidilutive (in thousands) for fiscal 2010 and fiscal 2009 are 4,927 and 7,909, respectively.

        As of November 27, 2011, November 28, 2010, and November 29, 2009, the Company's capital stock consists of voting Class A common stock, par value $0.01 per share ("Class A Common"). The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

repurchased $16.3 million under this program as of November 27, 2011, all of which were repurchased in fiscal 2007.

Note 24: Restructuring Activities

        During fiscal 2009, the Company recognized restructuring charges related to organizational changes. The Company did not recognize any such charges during fiscal 2011 and fiscal 2010 outside of those that were recognized in conjunction with a discontinued operation as further discussed in Note 13. The pretax restructuring charges recognized by the Company during fiscal 2009 were as follows:

November 29, 2009
Charges related to continuing operations	$1,256
Charges related to discontinued operations	—

$1,256

        The following table summarizes the restructuring activity for fiscal 2009 and the related restructuring liabilities balance (included as a component of other accrued liabilities within the accompanying Consolidated Balance Sheets) as of November 29, 2009:

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

        There is no remaining accrued balance related to this restructuring activity as of November 27, 2011 or November 28, 2010.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 25: Subsequent Events

        On December 21, 2011, the Company redeemed $10.0 million principal amount of its outstanding Senior Notes. Pursuant to the terms of the related indenture, the redemption price was 103% of the principal amount of the notes or $10.3 million, plus accrued and unpaid interest to the redemption date of $0.2 million. In connection with the redemption, the Company also recognized charges of $0.3 million related to the premium paid to redeem the notes and $0.6 million related to the write-off of related debt issuance costs and original issue discount.

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

        The following supplemental condensed consolidating financial statements present:

          1.     Condensed consolidating balance sheets as of November 27, 2011 and November 28, 2010 and condensed consolidating statements of operations and cash flows for the fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009.

          2.     Sealy Corporation (as "Guarantor Parent"), Sealy Mattress Corporation (a guarantor), the Issuer, combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method. See Note 1 for further details.

          3.     Elimination entries necessary to consolidate the Guarantor Parent and all of its subsidiaries.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

        There are no material contingencies, guarantees or redeemable stock requirements outstanding pertaining to Sealy Corporation as a standalone entity. The long-term obligations recorded on the separate company financial statements for Sealy Corporation presented below relate to the Company's Convertible Notes, the terms of which are further discussed in Note 8. Sealy Corporation has not received cash dividends from any of its subsidiaries or its equity method investees during the fiscal years ended November 27, 2011, November 28, 2010 and November 29, 2009.

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

November 27, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$1,655	$—	$9,123	$50,170	$47,027	$—	$107,975
Accounts receivable, net	—	—	—	69,345	57,149	—	126,494
Inventories	—	—	1,476	47,391	8,293	(158)	57,002
Other current assets and deferred income taxes	9,153	—	1,154	34,427	5,890	—	50,624

Total current assets	10,808	—	11,753	201,333	118,359	(158)	342,095
Property, plant and equipment, at cost	—	—	10,174	359,908	36,033	—	406,115
Less accumulated depreciation	—	—	(5,902)	(213,043)	(20,425)	—	(239,370)

	—	—	4,272	146,865	15,608	—	166,745
Other assets:
Goodwill	—	—	24,741	301,942	34,343	—	361,026
Intangible assets, net	—	—	—	1,088	28	—	1,116
Net investment in subsidiaries	(196,903)	219,918	368,983	161,796	(1)	(553,793)	—
Due from (to) affiliates	290,797	(416,821)	546,305	(143,182)	(91,275)	(185,824)	—
Debt issuance costs, net and other assets	—	—	16,649	12,654	18,909	—	48,212

	93,894	(196,903)	956,678	334,298	(37,996)	(739,617)	410,354

Total assets	$104,702	$(196,903)	$972,703	$682,496	$95,971	$(739,775)	$919,194

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,286	$298	$—	$1,584
Accounts payable	—	—	186	45,985	22,603	—	68,774
Accrued customer incentives and advertising	—	—	—	18,014	8,024	—	26,038
Accrued compensation	—	—	392	14,416	2,793	—	17,601
Accrued interest	—	—	1,271	12,803	—	—	14,074
Other accrued liabilities	(2)	—	465	21,997	5,966	—	28,426

Total current liabilities	(2)	—	2,314	114,501	39,684	—	156,497
Long-term obligations	185,268	—	750,332	39,965	—	(185,268)	790,297
Other liabilities	—	—	—	46,086	6,329	—	52,415
Deferred income tax liabilities	—	—	139	72	338	—	549
Stockholders' equity (deficit)	(80,564)	(196,903)	219,918	481,872	49,620	(554,507)	(80,564)

Total liabilities and stockholders' equity (deficit)	$104,702	$(196,903)	$972,703	$682,496	$95,971	$(739,775)	$919,194

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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended November 27, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$85,993	$893,141	$271,546	$(20,529)	$1,230,151
Cost and expenses:
Cost of goods sold	—	—	47,832	566,171	158,158	(20,712)	751,449
Selling, general and administrative	7	—	7,969	329,743	76,516	—	414,235
Amortization expense	—	—	—	289	—	—	289
Royalty (income) expense, net	—	—	—	(19,413)	—	—	(19,413)

Income from operations	(7)	—	30,192	16,351	36,872	183	83,591
Interest expense	—	307	83,614	2,355	1,467	—	87,743
Refinancing and extinguishment of debt	—	—	1,222	—	—	—	1,222
Other (income) expense, net	—	—	—	(7)	(444)	—	(451)
Loss (income) from equity investees	9,549	9,242	5,938	—	—	(24,729)	—
Loss (income) from non- guarantor equity investees	—	—	—	(20,926)	—	20,926	—
Capital charge and intercompany interest allocation	(303)	—	(48,977)	45,782	3,498	—	—

Income (loss) before income taxes	(9,253)	(9,549)	(11,605)	(10,853)	32,351	3,986	(4,923)
Income tax provision (benefit)	635	—	(2,363)	(3,979)	9,789	22	4,104
Equity in earnings of unconsolidated affiliates	—	—	—	—	3,371	—	3,371

Income (loss) from continuing operations	(9,888)	(9,549)	(9,242)	(6,874)	25,933	3,964	(5,656)
Loss from discontinued operations	—	—	—	775	(5,007)	—	(4,232)

Net income (loss)	$(9,888)	$(9,549)	$(9,242)	$(6,099)	$20,926	$3,964	$(9,888)

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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended November 27, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$24,871	$(4,405)	$13,286	$—	$33,752

Investing activities:
Purchase of property, plant and equipment	—	—	(688)	(19,267)	(2,453)	—	(22,408)
Proceeds from the sale of property, plant, and equipment	—	—	—	20	207	—	227
Net activity in investment in and advances from (to) subsidiaries and affiliates	15	—	(13,813)	19,574	(5,776)	—	—

Net cash provided by (used in) investing activities	15	—	(14,501)	327	(8,022)	—	(22,181)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	630	—	—	—	—	—	630
Repurchase of common stock	—	—	—	(3,746)	—	—	(3,746)
Proceeds from issuance of long term obligations	—	—	—	—	3,387	—	3,387
Repayments of long-term obligations	—	—	—	(1,114)	(3,505)	—	(4,619)
Repayment of senior secured notes	—	—	(10,300)	—	—	—	(10,300)
Debt issuance costs	—	—	(147)	—	—	—	(147)
Other	—	—	(34)	—	—	—	(34)

Net cash provided by (used in) financing activities	630	—	(10,481)	(4,860)	(118)	—	(14,829)

Effect of exchange rate changes on cash	—	—	—	—	1,978	—	1,978

Change in cash and equivalents	645	—	(111)	(8,938)	7,124	—	(1,280)
Cash and equivalents:
Beginning of period	1,010	—	9,234	59,108	39,903	—	109,255

End of period	$1,655	$—	$9,123	$50,170	$47,027	$—	$107,975

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the foregoing evaluation that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Compnay, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Deloitte & Touche LLP has audited our internal control over financial reporting as of November 27, 2011 and issued their attestation report; their attestation report is included in this Item 9A.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the internal control over financial reporting of Sealy Corporation and subsidiaries (the "Company") as of November 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 27, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended November 27, 2011 of the Company and our report dated January 18, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
January 18, 2012

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Name	Age	Position
Lawrence J. Rogers(1)	63	President and Chief Executive Officer
Jeffrey C. Ackerman	48	Executive Vice President and Chief Financial Officer
G. Michael Hofmann	53	Executive Vice President of Operations, North America
Louis R. Bachicha	55	Executive Vice President of Sales
Jodi Allen	43	Senior Vice President, Chief Marketing Officer
Carmen Dabiero	56	Senior Vice President, Human Resources
Michael Q. Murray	48	Senior Vice President, General Counsel and Secretary

(1)
On December 12, 2011, Mr. Rogers notified the Board of Directors of the Company that he will retire from his current position effective January 15, 2013.

        The present principal occupations and recent employment history of each of the executive officers and key employees listed above is as follows:

        Lawrence J. Rogers.    Mr. Rogers, age 63, was appointed President and Chief Executive Officer effective July 22, 2008. Prior to this appointment, Mr. Rogers served as Interim Chief Executive Officer of the Company since March 12, 2008. From December 2006 through March 2008, Mr. Rogers served as President, North America. Prior to that, Mr. Rogers was President, Sealy International. Since joining us in 1979, Mr. Rogers has served in numerous other capacities within our operations, including President of Sealy of Canada.

        Jeffrey C. Ackerman.    Mr. Ackerman, age 48, has been Executive Vice President and Chief Financial Officer since joining us in January 2006. From 1997 until joining us, Mr. Ackerman was a Vice President, Finance with Dade Behring, Inc., a medical diagnostics company. From 1989 to 1997, he served in a variety of finance roles at the Frito-Lay branded snacks division of PepsiCo Inc.

        G. Michael Hofmann.    Mr. Hofmann, age 53, has been Executive Vice President of Operations, North America since December 15, 2006. Prior to that Mr. Hofmann was Senior Vice President, Operations since October 2002. From 1982 until joining our company, Mr. Hofmann was with Hill-Rom Company (a subsidiary of Hillenbrand Industries), a medical equipment company, serving as its Vice President, Global Engineering from 2001 through 2002, and its Vice President and General Manager, Europe Capital Business Unit from 1995 through 2000. In 2008, Hillenbrand split into two different companies. Hill-Rom is now traded as HRC on the New York Stock Exchange.

        Louis R. Bachicha.    Mr. Bachicha, age 55, has been Executive Vice President of Sales since February of 2008. Prior to that, Mr. Bachicha served as Vice President/Chief Operating Officer of Sealy of Canada. Since joining us in 1984, Mr. Bachicha has served in numerous other capacities with our operations including Vice President Sales—Eastern Region.

        Jodi Allen.    Ms. Allen, age 43, has been Senior Vice President, Chief Marketing Officer since September 2009. From 1995 until joining our company in September 2009, Ms. Allen was with Whirlpool Corp., a worldwide manufacturer of home appliances, serving in various roles in marketing, financial and general management but most recently as General Manager of Whirlpool's dishwasher business in North America.

        Carmen Dabiero.    Mr. Dabiero, age 56, has been Senior Vice President, Human Resources since March 2009. Mr. Dabiero joined us in November 1995 and has served in numerous other capacities within our Human Resources Department.

        Michael Q. Murray.    Mr. Murray, age 48, has been Senior Vice President, General Counsel and Secretary since August 2009. Mr. Murray joined us in 1999, serving in several positions in our Legal Department.

        Information concerning the Board of Directors of the Company, our nominations process, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 is incorporated by reference to the sections entitled "Election of Directors," "Corporate Governance and Related Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

Code of Ethics

        Our board adopted a code of business conduct and ethics applicable to all directors, officers and employees to establish standards and procedures related to the compliance with laws, rules and regulations, treatment of confidential information, conflicts of interest, competition and fair dealing, reporting of violations of the code and accurate disclosure in reports filed with the SEC; and includes a requirement that we make prompt disclosure of any amendment or waiver of the code for executive officers or directors made by our board. A copy of the code of business conduct and ethics is available on our website at www.sealy.com and we will post any amendments to or waivers from the code of business conduct and ethics on our website.

Item 11.    Executive Compensation

        The information required by this item is incorporated herein by reference to the sections entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation Tables and Supporting Information" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of November 27, 2011 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may make equity grants is the Sealy Corporation 2004 Stock Option Plan (the "2004 Plan") that was approved by the Board of Directors and the Company's Shareholders on April 6, 2004. The 2004 Plan was intended to replace the Sealy Corporation 1998 Stock Option Plan (the "1998 Plan"). Since the 2004 Plan was approved, no further grants have been made under the 1998 Plan except in connection with the modification of awards outstanding under the 1998 Plan in fiscal 2009. This modification was made to give effect to the dilution caused by the issuance of the rights for the Convertible Notes.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	16,970,042	$4.46 per share	12,301,625	(2)

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

(2)
These are shares which were available for grant as of November 27, 2011 under the 2004 Plan pursuant to which the compensation committee of the Board of Directors may make various share-based awards including grants of cash and cashless exercise stock options, restricted share awards, restricted share units, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the compensation committee of our Board of Directors or certain of the committee's designees. The 2004 Plan was amended in fiscal 2009 to increase the number of shares available for issuance under the plan to 40,190,000 shares of our Class A common stock for grants. If stock awards granted under the 2004 Plan are forfeited or otherwise terminated, then the shares underlying that grant will become available for a subsequent grant under the 2004 Plan. To the extent shares underlying forfeited or otherwise terminated options have become available for subsequent grants as of November 27, 2011, they are included in the table as available for grant.

        Additional information required by this Item 12 is incorporated herein by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item 13 is incorporated herein by reference to Note 22 of the accompanying Consolidated Financial Statements included in Item 8 of this 10-K and the sections entitled "Certain Relationships and Related Party Transactions" and "Director Independence" in the Company's Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the section entitled "Audit Committee Report and Audit Fees" in the Company's Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents filed as a part of the report:

  (1)
  Financial Statements.

  Consolidated Balance Sheets at November 27, 2011 and November 28, 2010.

  Consolidated Statements of Operations for the years ended November 27, 2011, November 28, 2010, and November 29, 2009.

  Consolidated Statements of Stockholders' Deficit for the years ended November 27, 2011, November 28, 2010, and November 29, 2009.

  Consolidated Statements of Cash Flows for the years ended November 27, 2011, November 28, 2010, and November 29, 2009.

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
*10.30
Form of Performance Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 1-8743) filed June 30, 2009)
10.31
Credit Agreement, dated as of May 13, 2009, among Sealy Mattress Company, as Borrower, Sealy Mattress Corporation, as Holdings and a Guarantor, Sealy Corporation, as Parent, the Several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Joint Lead Arranger and Joint Bookrunner, GE Capital Markets, Inc., as Joint Lead Arranger and Joint Bookrunner, General Electric Capital Corporation, as Co-Collateral Agent, Citigroup Global Markets, Inc. as Joint Lead Arranger and Joint Bookrunner, and Mizuho Corporate Bank, Ltd., as Syndication Agent. (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010 (File No. 1-8738) filed on March 31, 2010)
*10.32
Employment Agreement dated August 1, 2009, by and between Sealy Corporation and Michael Q. Murray (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2009 (File No. 1-8743) filed September 29, 2009)
*10.33
Employment Agreement dated August 31, 2009, by and between Sealy Corporation and Jodi Allen (incorporated herein by reference to Exhibit 10.2 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2009 (File No. 1-8743) filed September 29, 2009)
*10.34
Form of Time Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended August 30, 2009 (File No. 1-8743) filed September 29, 2009)
*10.35
Executive Stock Ownership Guidelines adopted December 1, 2009 incorporated herein by reference to Exhibit 10.41 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 29, 2009 (File No. 1-8738) filed on January 25, 2010)
*10.36
Executive Compensation Recovery Policy adopted December 1, 2009 incorporated herein by reference to Exhibit 10.42 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 29, 2009 (File No. 1-8738) filed on January 25, 2010)
*10.37
Amended and Restated Sealy Corporation Bonus Plan dated April 14, 2010 (incorporated herein by reference to Exhibit 10.43 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 30, 2010 (File No. 1-8738) filed on June 29, 2010)
*10.38
Sealy Profit Sharing Plan, Amended and Restated, dated January 23, 2008 (incorporated herein by reference to Exhibit 10.38 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2010 (File No. 1-8738) filed on January 21, 2011)
*10.39
Amendment No. 1 to the Sealy Profit Sharing Plan, dated May 8, 2009 (incorporated herein by reference to Exhibit 10.39 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2010 (File No. 1-8738) filed on January 21, 2011)

Exhibit Number	Description of Exhibit
*10.40	Amendment No. 2 to the Sealy Profit Sharing Plan, dated November 30, 2010 (incorporated herein by reference to Exhibit 10.40 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2010 (File No. 1-8738) filed on January 21, 2011)
*10.41
Amendment No. 1 to the Sealy Executive Severance Benefit Plan, dated December 20, 2010 (incorporated herein by reference to Exhibit 10.41 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2010 (File No. 1-8738) filed on January 21, 2011)
*10.42
Restricted Stock Unit Agreement dated May 25, 2011 by and between Sealy Corporation and Lawrence J. Rogers. (incorporated herein by reference to Exhibit 10.42 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2011 (File No. 1-8738) filed on June 28, 2011)
*10.43
Retirement letter agreement dated December 12, 2011 by and between Sealy Corporation and Lawrence J. Rogers. (Incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's report on Form 8-K (File No. 1-8738) filed on December 13, 2011)
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
†101.1
The following financial information from Sealy Corporation's Annual Report on Form 10-K for the year ended November 27, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the years ended November 27, 2011, November 28, 2010 and November 29, 2009, (ii) the Condensed Consolidated Balance Sheets as of November 27, 2011 and November 28, 2010, (iii) the Condensed Consolidated Statement of Stockholders' Deficit for the years ended November 27, 2011, November 28, 2010 and November 29, 2009, (iv) the Condensed Consolidated Statements of Cash Flows for the years ended November 27, 2011, November 28, 2010 and November 29, 2009 and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

†
Filed herewith.

 Schedule I—Consolidated Valuation and Qualifying Accounts

	Fiscal Year
	2011(1)		2010(1)		2009(1)
Allowance for doubtful accounts
Balance beginning of period	$13,904		$15,381		$13,353
Charged to costs and expenses	2,263		2,276		5,495
Charged to other accounts	—		—		—
Deductions	2,017	(2)	3,753	(2)	3,467	(2)
Balance at end of period	$14,150		$13,904		$15,381
Reserve for discounts and returns
Balance beginning of period	$11,908		$11,294		$11,557
Charged to costs and expenses	14,636		11,300		9,254
Charged to other accounts	—		—		—
Deductions	10,591	(3)	10,686	(3)	9,517	(3)
Balance at end of period	$15,953		$11,908		$11,294
Deferred tax asset valuation
Balance beginning of period	$19,970		$34,252		$26,230
Charged to costs and expenses	(84)		(911)		5,044
Charged to other accounts	(918)		104		3,819
Deductions			13,475		841
Balance at end of period	$18,968		$19,970		$34,252

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

Date: January 18, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAWRENCE J. ROGERS Lawrence J. Rogers	President and Chief Executive Officer (Principal Executive Officer)	January 18, 2012
/s/ JEFFREY C. ACKERMAN Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	January 18, 2012
/s/ SIMON BROWN Simon Brown	Director	January 18, 2012
/s/ DEBORAH G. ELLINGER Deborah G. Ellinger	Director	January 18, 2012
/s/ JAMES W. JOHNSTON James W. Johnston	Director	January 18, 2012
/s/ GARY E. MORIN Gary E. Morin	Director	January 18, 2012
/s/ DEAN B. NELSON Dean B. Nelson	Director	January 18, 2012
/s/ PAUL NORRIS Paul Norris	Director	January 18, 2012
/s/ JOHN B. REPLOGLE John B. Replogle	Director	January 18, 2012
/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	January 18, 2012

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. [ Removed and Reserved ]
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
Twelve Months Ended November 29, 2009
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Year Ended November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Year Ended November 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Year Ended November 29, 2009 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Year Ended November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Year Ended November 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Year Ended November 29, 2009 (in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
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