Form 10-Q
period 2012-02-26
SEALY CORP
filed 2012-03-27
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 26, 2012
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

        The number of shares of the registrant's common stock outstanding as of March 20, 2012 is approximately: 100,971,540.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	February 26, 2012	February 27, 2011
Net sales	$312,290	$305,529
Cost of goods sold	189,915	187,025

Gross profit	122,375	118,504
Selling, general and administrative expenses	100,124	103,734
Amortization expense	72	72
Royalty income, net of royalty expense	(3,730)	(4,971)

Income from operations	25,909	19,669
Interest expense	22,160	21,708
Refinancing and extinguishment of debt	913	—
Other income, net	(122)	(105)

Income (loss) before income taxes	2,958	(1,934)
Income tax provision (benefit)	2,527	(1,209)
Equity in earnings of unconsolidated affiliates	1,175	855

Income from continuing operations	1,606	130
Loss from discontinued operations	(370)	(1,032)

Net income (loss)	$1,236	$(902)

Earnings (loss) per common share—Basic
Income from continuing operations per common share	$0.02	$—
Loss from discontinued operations per common share	—	(0.01)

Earnings (loss) per common share—Basic	$0.02	$(0.01)

Earnings (loss) per common share—Diluted
Income from continuing operations per common share	$0.01	$—
Loss from discontinued operations per common share	—	(0.01)

Earnings (loss) per common share—Diluted	$0.01	$(0.01)

Weighted average number of common shares outstanding:
Basic	100,918	97,816
Diluted	109,254	107,828

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	February 26, 2012	November 27, 2011
ASSETS
Current assets:
Cash and equivalents	$97,924	$107,975
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2012—$30,781; 2011—$30,104)	154,128	126,494
Inventories	59,166	57,002
Other current assets	27,122	29,275
Deferred income tax assets	21,646	21,349

Total current assets	359,986	342,095

Property, plant and equipment—at cost	407,322	406,115
Less accumulated depreciation	(243,064)	(239,370)

	164,258	166,745

Goodwill	362,681	361,026
Intangible assets, net	1,042	1,116
Deferred income tax assets	2,747	1,772
Other assets, including debt issuance costs, net	45,545	46,440

	412,015	410,354

Total assets	$936,259	$919,194

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$1,697	$1,584
Accounts payable	76,384	68,774
Accrued incentives and advertising	22,896	26,038
Accrued compensation	21,550	17,601
Accrued interest	16,441	14,074
Other accrued liabilities	28,721	28,426

Total current liabilities	167,689	156,497

Long-term obligations, net of current portion	778,890	790,297
Other liabilities	52,366	52,415
Deferred income tax liabilities	554	549
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 600,000 shares Issued and outstanding: 2012—100,925; 2011—100,916	1,010	1,010
Additional paid-in capital	945,105	935,512
Accumulated deficit	(1,015,341)	(1,016,577)
Accumulated other comprehensive income, net	5,986	(509)

Total stockholders' deficit	(63,240)	(80,564)

Total liabilities and stockholders' deficit	$936,259	$919,194

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Accumulated Deficit
		Shares	Amount				Total
Balance at November 27, 2011		100,916	$1,010	$935,512	$(1,016,577)	$(509)	$(80,564)
Net income	1,236				1,236		1,236
Foreign currency translation adjustment	7,221					7,221	7,221
Adjustment to defined benefit plan liability, net of tax of $69	78					78	78
Change in fair value of cash flow hedges, net of tax of $513	(804)					(804)	(804)
Share-based compensation				2,496			2,496
Vesting of restricted share units, net		9	—	(10)			(10)
Excess tax benefit on share based awards				(7)			(7)
Beneficial conversion features on Convertible Paid in Kind Notes				7,114			7,114

Balance at February 26, 2012	$7,731	100,925	$1,010	$945,105	$(1,015,341)	$5,986	$(63,240)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	February 26, 2012	February 27, 2011
Operating activities:
Net income (loss)	$1,236	$(902)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,058	6,054
Deferred income taxes	(636)	322
Amortization of deferred gain on sale-leaseback	(174)	(167)
Paid in kind interest on convertible notes	5,526	4,586
Amortization of discount on new senior secured notes	424	382
Amortization of debt issuance costs and other	1,162	1,175
Share-based compensation	2,496	2,879
Loss (gain) on sale of assets	243	(231)
Write-off of debt issuance costs related to debt extinguishments	553	—
Loss on repurchase of senior notes	300	—
Dividends received from unconsolidated affiliates	1,000	1,011
Equity in earnings of unconsolidated affiliates	(1,175)	(855)
Loss on disposition of subsidiary	—	206
Other, net	1,210	638
Changes in operating assets and liabilities:
Accounts receivable	(24,463)	(12,459)
Inventories	(2,571)	161
Other current assets	2,081	(2,796)
Other assets	95	(839)
Accounts payable	6,142	12,547
Accrued expenses	1,877	(13,294)
Other liabilities	(12)	(615)

Net cash provided by (used in) operating activities	1,372	(2,197)

Investing activities:
Purchase of property, plant and equipment	(3,822)	(5,927)
Proceeds from sale of property, plant and equipment	1,981	224

Net cash used in investing activities	(1,841)	(5,703)

Financing activities:
Proceeds from issuance of long-term obligations	702	787
Repayments of long-term obligations	(929)	(1,118)
Repayment of senior secured notes, including premium of $300	(10,300)	—
Repurchase of common stock associated with vesting of employee share-based awards	(10)	—
Exercise of employee stock options, including related excess tax benefits	—	581
Debt issuance costs	—	(147)
Other	—	(34)

Net cash (used in) provided by financing activities	(10,537)	69

Effect of exchange rate changes on cash	955	966

Change in cash and equivalents	(10,051)	(6,865)
Cash and equivalents:
Beginning of period	107,975	109,255

End of period	$97,924	$102,390

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        The interim Condensed Consolidated Financial Statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The accompanying interim Condensed Consolidated Financial Statements were prepared following the same policies and procedures used in the preparation of the annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Corporation and its subsidiaries (collectively, the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. Our third fiscal quarter sales are typically 5% to 15% higher than other fiscal quarters. These Condensed Consolidated Financial Statements should be read in conjunction with the annual consolidated financial statements for the year ended November 27, 2011 included within the Company's Annual Report on Form 10-K (File No. 001-08738).

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

        At February 26, 2012, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 46.2% of the issued and outstanding common stock of the Company.

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

        The Company's significant accounting policies are described in Note 1 to the annual consolidated financial statements for the year ended November 27, 2011 included within the Company's Annual Report on Form 10-K.

Note 2: Recently Issued Authoritative Accounting Guidance

        In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The Company adopted the portion of this guidance that requires a gross reporting of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements in the first quarter of fiscal 2012. The adoption of this guidance did not have a significant impact on the financial statements due to the immateriality of the assets and liabilities measured using a Level 3 fair value measurement.

        In December 2010, the FASB issued authoritative guidance that modifies the requirements of step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The Company adopted this guidance in the first quarter of fiscal 2012. The adoption of this guidance did

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 2: Recently Issued Authoritative Accounting Guidance (Continued)

not have a significant impact on the financial statements of the Company due to the conclusion that it is more likely than not that the goodwill of reporting units with negative carrying values are not impaired.

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

        In September 2011, the FASB issued authoritative guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company plans to adopt this guidance in the fourth quarter of fiscal 2012 in connection with its annual testing of goodwill for impairment.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new share-based awards granted and outstanding using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three months ended February 26, 2012 and February 27, 2011 was $2.5 million and $2.9 million, respectively.

Stock Option Awards

        During the three months ended February 26, 2012 and February 27, 2011, there were no grants, exercises or forfeitures of the Company's options to purchase shares of its common stock.

        A summary of outstanding options under the 1998 Plan as of February 26, 2012, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding February 26, 2012 (all fully vested and exercisable)	1,508,275	$0.99
Weighted average remaining contractual term	2.1 years
Aggregate intrinsic value of in-the-money options at February 26, 2012 (in thousands)	$1,359

        A summary of outstanding options under the 2004 Plan as of February 26, 2012, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding February 26, 2012	5,394,364	$5.43
Weighted average remaining contractual term	3.3 years
Aggregate intrinsic value of in-the-money options (in thousands)	$275
Exercisable at February 26, 2012	4,536,327
Weighted average remaining contractual term	3.4 years
Aggregate intrinsic value of in-the-money options (in thousands)	$275

        As of February 26, 2012, the Company had approximately $0.5 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 1.9 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of February 26, 2012, the performance targets for certain of these stock

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

options have not been met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period.

Restricted Share Unit Awards

        During the three months ended February 26, 2012, the Company approved grants of 300,000 time-based restricted stock units ("RSUs"). The weighted average grant date fair value of the awards granted during the three months ended February 26, 2012 was $1.56. During the three months ended February 27, 2011, the Company approved grants of 115,100 RSUs. The RSUs granted during the three months ended February 27, 2011 have a grant date fair value of $2.61 per unit. The awards granted in fiscal 2012 and 2011 vest ratably over a requisite service period and do not contain an accretion factor. The fair value of the Company's RSU awards is based on the closing price of the Company's common stock as of the grant date. The Company has outstanding RSU awards of several types: 1) Time-based RSU awards that accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited; 2) Time-based RSU awards that vest ratably over a requisite service period; and 3) Performance-based RSUs which do not vest unless certain targets that are tied to the Company's earnings performance are met. Certain of the Company's outstanding RSUs contain dividend participation rights and are considered participating securities for the purposes of calculating the Company's earnings per share.

        A summary of the outstanding unvested RSU awards by type as of February 26, 2012 follows:

	Number of Awards	Unrecognized Compensation Expense (in thousands)
Time-based vesting awards with accretion factor	7,434,572	$2,907
Time-based vesting awards without accretion factor	3,147,953	3,498
Performance-based awards outstanding	430,968	—

Total	11,013,493	$6,405

Performance-based awards where targets are not expected to be met	287,312	$—

        The performance requirements for the vesting of the Company's performance based RSUs outstanding were tied to the Company's earnings performance in fiscal 2009, 2010 and 2011. Based on the Company's earnings in those years, only one-third of the outstanding performance awards vested. Compensation cost was only recognized for the vested awards.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        A summary of restricted share unit award activity for the three months ended February 26, 2012, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 27, 2011	12,811,956	$2.16
Granted	300,000	1.56
Vested	(14,535)	2.76

Outstanding February 26, 2012	13,097,421	$2.14
Weighted average remaining vesting period	1.2 years

Note 4: Inventories

        The major components of inventories were as follows (in thousands):

	February 26, 2012	November 27, 2011
Raw materials	$27,568	$25,635
Work in process	23,970	26,056
Finished goods	7,628	5,311

	$59,166	$57,002

Note 5: Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, and Bassett bedding products and certain other Sealy branded products. In addition, the Company is beginning a 20 year, limited warranty (10 year non-prorated and 10 year additional warranty on certain components of its 2012 Optimum by Sealy Posturepedic and Stearns & Foster products. Also, the Company has a 20-year warranty on the major components of its TrueForm and MirrorForm visco-elastic products and its SpringFree latex product, the last ten years of which are prorated on a straight-line basis. Though discontinued in 2008, the Company also offered a 20-year limited warranty on its RightTouch product line which covered only certain parts of the product and will be prorated for part of the twenty years. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimate involves an average lag time in days between the sale of a bed and the date of its return, applied to the current rate of the warranty returns.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 5: Warranty Costs (Continued)

        The change in the Company's accrued warranty obligations for each of the three months ended February 26, 2012 and February 27, 2011 was as follows (in thousands):

	February 26, 2012	February 27, 2011
Accrued warranty obligations at beginning of period	$13,606	$17,584
Warranty claims	(3,755)	(3,561)
Warranty provisions	3,747	3,434

Accrued warranty obligations at end of period	$13,598	$17,457

        As of February 26, 2012 and November 27, 2011, $7.6 million and $7.5 million are included as a component of other accrued liabilities and $6.0 million and $6.1 million are included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $1.3 million and $1.4 million for the three months ended February 26, 2012 and the three months ended February 27, 2011, respectively.

Note 6: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the three months ended February 26, 2012 are as follows (in thousands):

Balance as of November 27, 2011	$361,026
Increase due to foreign currency translation	1,655

Balance as of February 26, 2012	$362,681

        Total other intangibles of $1.0 million (net of accumulated amortization of $3.6 million) as of February 26, 2012 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. During the three months ended February 26, 2012 and February 27, 2011, the Company recognized amortization expense associated with intangibles of $0.1 million, for both fiscal 2011 and fiscal 2010. The Company expects to recognize amortization expense relating to these intangibles of $0.2 million for the remainder of 2012, $0.3 million in 2013, $0.3 million in 2014, and $0.2 million in 2015.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Debt Issuance Costs

        On December 21, 2011, the Company redeemed $10.0 million of the principal amount of its outstanding senior secured notes due April 2016 (the "Senior Notes") at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. In connection with the redemption, the Company recognized the following charges, which were recorded as a component of refinancing and extinguishment of debt in the Condensed Consolidated Statements of Operations for the three months ended (in thousands):

February 26, 2012
Premium paid to redeem the notes	$300
Write-off of related debt issuance costs and original issue discount	553

Note 8: Unconsolidated Affiliate Companies

        The Company is involved in a group of joint ventures to develop markets for Sealy branded products in Asia. Our ownership interest in these joint ventures is 50% and they are accounted for under the equity method. The Company's share of earnings is recorded in equity in earnings of unconsolidated affiliates in the Condensed Consolidated Statements of Operations.

        Summarized statements of operations for these joint ventures for each of the three month periods ended (in thousands):

	February 26, 2012	February 27, 2011
Revenues	$15,899	$12,318
Gross profit	10,020	7,795
Income from operations	2,972	1,956
Net income	2,349	1,709

Note 9: Long-Term Obligations

        Long-term obligations as of February 26, 2012 and November 27, 2011 consisted of the following (in thousands):

	February 26, 2012	November 27, 2011
Asset-based revolving credit facility	$—	$—
Senior notes	286,808	296,119
Convertible notes(1)	183,520	185,268
Senior subordinated notes	268,945	268,945
Financing obligations	40,918	41,225
Other	396	324

	780,587	791,881
Less current portion	(1,697)	(1,584)

	$778,890	$790,297

(1)
Includes paid in kind ("PIK") interest of $2.0 million from January 16, 2012 through February 26, 2012 for which the principal balance of the Convertible Notes has not yet been increased. This balance also includes the impact of unamortized beneficial conversion features recognized upon prior interest payment dates.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

        The Company's outstanding debt as of February 26, 2012 primarily consists of the following: 1) an asset-based revolving credit facility (the "ABL Revolver") which is discussed further below; 2) $295.0 million in aggregate principal amount of Senior Notes; 3) $212.6 million in aggregate principal amount of senior secured convertible PIK notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and 4) $268.9 million aggregate principal amount of senior subordinated notes due June 2014, which bear interest at 8.25% per annum payable semi annually (the "2014 Notes").

ABL Revolver

        The ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability, and matures in May 2013. As of February 26, 2012, there were no amounts outstanding under the ABL Revolver. At February 26, 2012, the Company had approximately $63.9 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $17.7 million.

        The ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of February 26, 2012, the Company was not in a minimum availability period under the ABL Revolver.

Senior Notes

        The Senior Notes mature in April 2016 and bear interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For each of the three months ended February 26, 2012 and February 27, 2011, the Company recognized additional interest expense of $0.4 related to the accretion of the OID.

        As discussed in Note 7, on December 21, 2011, the Company redeemed a portion of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

        During the three months ended February 26, 2012, there were no conversions of Convertible Notes into common shares.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt of $1.00 and the fair value of the underlying common stock. Upon the January 15, 2012 interest payment date, the fair value of the underlying common stock was $1.87. Therefore, a beneficial conversion feature was recognized for 87% of the total PIK interest payment. Upon the January 15, 2011 interest payment date, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment. Details of the amounts recognized as beneficial conversion features for the three months ended February 26, 2012 and February 27, 2011 are as follows:

	Three Months Ended
	February 26, 2012	February 27, 2011
	(in thousands)
January 15	$7,114	$7,563

	$7,114	$7,563

        The outstanding balance of the Convertible Notes at February 26, 2012 was $183.5 million which includes accrued but unpaid interest as well as the total of the unamortized beneficial conversion features of $31.0 million which are recognized as a discount to the outstanding principal amount. The recognized discounts for the beneficial conversion features will be accreted through interest expense over the remaining term of the Convertible Notes.

        The indentures and agreements governing the ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing Sealy Mattress Company's ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing Sealy Mattress Company's Senior Notes and 2014 Notes, Sealy Mattress Company is restricted from paying dividends or making other distributions to Sealy Corporation unless Sealy Mattress Company is able to satisfy certain requirements or use an available exception from the limitation. Although we meet the minimum fixed charge coverage ratio requirements contained in our ABL Revolver agreement, the Company does not meet the minimum fixed charge coverage ratio levels under the note indentures as of February 26, 2012, therefore the Company is limited in its ability to incur new indebtedness and pay dividends and distributions, other than pursuant to specified exceptions in these agreements. As of February 26, 2012, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $227.9 million to its parent due to the provisions in its long-term debt agreements. However, $30.0 million would be available for distribution without

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

restriction to the parent and to the common shareholders of Sealy Corporation. At February 26, 2012, the Company was in compliance with the covenants contained within the related note indentures and agreements.

Note 10: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to changes in foreign currency exchange rates and commodity prices. All of the Company's designated hedging instruments are considered to be cash flow hedges.

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

        At February 26, 2012, the Company had outstanding 33 forward foreign currency contracts to sell a total of 22.1 million Canadian dollars and receive U.S. dollars at specified exchange rates with expiration dates ranging from March 2012 through November 2012. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's U.S. dollar denominated purchases of raw materials. Further, the Company had outstanding five foreign currency forward contracts to purchase a total of 0.7 million Swiss francs for U.S. dollars at specified exchange rates with expiration dates ranging from March 2012 through June 2012. These hedges were entered into to protect against the fluctuations in the scheduled payments to be made for certain equipment denominated in Swiss francs. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials and equipment related to changes in the foreign currency exchange rates.

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of cost of goods sold in the Condensed Consolidated Statements of Operations. At February 26, 2012 and November 27, 2011, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        At February 26, 2012, the maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through November 2012. Over the next 12 months, the Company expects to

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Derivative Instruments and Hedging Strategies (Continued)

reclassify an insignificant amount of deferred gains from accumulated other comprehensive income to cost of goods sold as related forecasted foreign currency payments are made.

        For the three months ended February 26, 2012, the Company recognized foreign currency transaction losses of $0.1 million compared with gains of $0.3 million for the three months ended February 27, 2011. These losses are recognized in cost of goods sold, selling, general and administrative expenses, or royalty income, net at the time they occur.

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

        The Company concluded that the floor on the foreign exchange rate related to the payments to be made associated with the lease of its former Brazilian manufacturing facility and the related purchase option qualifies as an embedded derivative instrument that should be bifurcated from the lease agreement and recorded at fair value at the end of each reporting period. As of February 26, 2012 and November 27, 2011, the fair value of this derivative was an insignificant amount and is recorded as a component of debt issuance costs, net, and other assets in the Consolidated Balance Sheet. The initial fair value of the embedded derivative was recorded as deferred lease income and is being amortized over the term of the lease.

        At February 26, 2012 and November 27, 2011, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	February 26, 2012		February 26, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$194	Other current liabilities	$(186)

Total derivatives designated as hedging instruments		194		(186)

Total derivatives		$194		$(186)

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

        The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended February 26, 2012 and February 27, 2011 was not significant.

Note 11: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding foreign currency derivative contracts discussed above in Note 10. These contracts are valued using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of fiscal 2012 or 2011. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at February 26, 2012 Using
	February 26, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$194	$—	$194	$—
Foreign exchange and commodity derivative liabilities	(186)	—	(186)	—
Embedded foreign currency derivative in lease agreement	56	—	—	56

Total	$64	$—	$8	$56

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

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt, based on quoted market prices, at February 26, 2012 were as follows (in thousands):

Senior Secured Notes	$332,450
Convertible Notes	360,057
Senior Subordinated Notes	252,808

Note 12: Discontinued Operations

        In the fourth quarter of fiscal 2010, management divested the assets of its European manufacturing operations in France and Italy and ceased manufacturing operations in Brazil. These businesses have been accounted for as discontinued operations. During the three months ended February 26, 2012, the Company continued the liquidation of certain of its assets related to its Brazil operations. The charges related to these activities were recorded as a component of discontinued operations. The remaining current assets and liabilities of the Brazilian operations reflected within the Consolidated Balance Sheet at February 26, 2012 and November 27, 2011 were immaterial. The Company also recognized additional expenses related to the disposition of its European manufacturing operations which were primarily related to services rendered in connection with the disposition.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 12: Discontinued Operations (Continued)

        The operating results of the discontinued operations in total are summarized below (in thousands):

	Three months ended
	February 26, 2012	February 27, 2011
Net sales	$—	$—
Loss before income taxes	(273)	(418)
Income tax provision (benefit)	—	—

Loss from operations of discontinued operations	(273)	(418)
Loss on disposition of business, net of tax of $0 and $164	(97)	(614)

Loss from discontinued operations	$(370)	$(1,032)

        In connection with the sale of the Company's European manufacturing operations, the Company made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by the Company, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of €3.5 million under the terms of the contract. As of February 26, 2012, the Company has been notified of several outstanding contingencies that would be covered by this guarantee and has recorded a liability of approximately €1.0 million ($1.3 million) related to these claims.

Note 13: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S. and Canada for the three months ended February 26, 2012 and February 27, 2011 are as follows (in thousands):

	Three Months Ended
	February 26, 2012	February 27, 2011
Service cost	$240	$199
Interest cost	382	360
Expected return on plan assets	(388)	(367)
Amortization of unrecognized losses	202	35
Amortization of unrecognized prior service cost	38	144

Net periodic pension cost*	$474	$371

Cash contributions	$0	$220

Weighted average expected return on plan assets	7.50%	7.85%

*
Net periodic pension cost recognized for the three months ended February 26, 2012 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2012. Similarly, net periodic pension cost for the three months ended February 27, 2011 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the defined benefit pension plans of approximately $1.7 million during the remainder of fiscal 2012.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible interest on the Company's Convertible Notes, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three months ended February 26, 2012 was approximately 85.4%, compared to approximately 62.5%, for the three months ended February 27, 2011, respectively. The effective rate for the three months ended February 26, 2012 was higher than the rate for the three months ended February 27, 2011, primarily due to the impact of the permanent tax differences, the most significant of which relates to the non-deductible interest on the Company's Convertible Notes.

        The Condensed Consolidated Balance Sheet as of February 26, 2012 includes accrued interest of $4.5 million and penalties of $2.1 million due to unrecognized tax benefits. As of November 27, 2011, the Company had recorded accrued interest of $3.7 million and penalties of $1.9 million due to unrecognized tax benefits.

        The Company expects the liability for uncertain tax positions to decrease by approximately $3.3 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following February 26, 2012. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15: Comprehensive Income

        Comprehensive income for the three months ended February 26, 2012 and February 27, 2011 was $7.7 million and $2.8 million, respectively. The increase in comprehensive income for the three months ended February 26, 2012 compared to the three months ended February 27, 2011, was driven primarily by the stronger earnings performance of the Company coupled with higher gains related to the translation effects of foreign currencies in the first quarter of fiscal 2012.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 15: Comprehensive Income (Continued)

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	February 26, 2012	November 27, 2011
Unrealized gain (loss) on cash flow hedges, net of tax of $6 and $519, respectively	$10	$815
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $6,545 and $6,623, respectively	(10,360)	(10,438)
Accumulated foreign currency translation adjustment	16,337	9,114

	$5,987	$(509)

Note 16: Contingencies

Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the approval of the New Jersey Department of Environmental Protection and continues to operate a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of February 26, 2012 for $1.7 million ($1.9 million prior to discounting at 4.75%) associated with this remediation project.

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

        The Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters. Based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material effect on the financial position or future operations of the Company. However, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material effect.

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At February 26, 2012, the Company has recorded a reserve of $1.2 million related to the expected requirement to pay certain sales tax, fees and penalties associated with this assessment as a component of accrued expenses.

Note 17: Related Party Transactions

        During the three months ended February 26, 2012 and February 27, 2011, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.2 million and $0.4 million, respectively. As of February 26, 2012 and November 27, 2011, $0.1 million and $0.2 million, respectively, of the costs incurred for these services were accrued as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also participates in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. The Company has received lease income on this property of an insignificant amount during the three months ended February 26, 2012 and February 27, 2011.

        Sealy Holding LLC, an affiliate of KKR, holds an aggregate amount of $114.2 million of the Company's Convertible Notes. In connection with the PIK interest payment on the Convertible Notes on January 15, 2012, the par value of the notes held by KKR was increased by $4.4 million.

        During the three months ended February 26, 2012 and February 27, 2011, the Company's joint ventures made a distribution to the Company of $1.0 million. These amounts have been reflected as a reduction of the investment in these joint ventures in the accompanying Condensed Consolidated Balance Sheets as of February 26, 2012 and November 27, 2011.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Geographical Information

        Sales by geographic area are as follows (in thousands):

	Three Months Ended
	February 26, 2012	February 27, 2011
United States	$240,348	$238,743
Canada	47,068	43,506
Other International	24,874	23,280

Total	$312,290	$305,529

Total International	$71,942	$66,786

        Long lived assets (principally property, plant and equipment) outside the United States were $37.0 million and $35.4 million as of February 26, 2012 and November 27, 2011, respectively.

Note 19: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	Three Months Ended
	February 26, 2012	February 27, 2011
	(in thousands)
Numerator:
Net income from continuing operations, as reported	$1,606	$130
Net income attributable to participating securities	(3)	—

Net income from continuing operations available to common shareholders	$1,603	$130

Denominator:
Denominator for basic earnings per share—weighted average shares	100,918	97,816
Effect of dilutive securities:
Stock options	683	886
Restricted share units	7,114	8,720
Other	539	406

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	109,254	107,828

        For the three months ended February 26, 2012, 4,183 options and share units (in thousands) were not included in the computation of diluted earnings per share because their impact is antidilutive. Additionally, for the three months ended February 26, 2012, a weighted average 208,290 shares (in thousands) of the outstanding Convertible Notes were excluded from the computation of diluted earnings per share since their inclusion would be antidilutive. For the three months ended February 27, 2011, 4,404 options and share units (in thousands) were not included in the calculation of diluted earnings per share because their impact is antidilutive. Additionally, for the three months ended February 27, 2011, a weighted average of 192,661 shares (in thousands) of the outstanding Convertible

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Earnings per Share (Continued)

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of February 26, 2012 and November 27, 2011, Condensed Consolidating Statements of Operations for the three months ended February 26, 2012 and February 27, 2011, and Condensed Consolidating Statements of Cash Flows for the three months ended February 26, 2012 and February 27, 2011.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

February 26, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$1,655	$—	$10,737	$28,900	$56,632	$—	$97,924
Accounts receivable, net	—	—	7	94,414	59,707	—	154,128
Inventories	—	—	1,478	48,262	9,651	(225)	59,166
Other current assets and deferred income taxes	8,161	—	520	34,671	5,416	—	48,768

Total current assets	9,816	—	12,742	206,247	131,406	(225)	359,986
Property, plant and equipment, at cost	—	—	10,329	358,752	38,241	—	407,322
Less accumulated depreciation	—	—	(6,057)	(215,083)	(21,924)	—	(243,064)

	—	—	4,272	143,669	16,317	—	164,258
Other assets:
Goodwill	—	—	24,741	301,942	35,998	—	362,681
Intangible assets, net	—	—	—	1,017	25	—	1,042
Net investment in subsidiaries	(188,846)	227,914	372,956	295,273	—	(707,297)	—
Due from (to) affiliates	299,310	(416,760)	540,148	(146,417)	(92,208)	(184,073)	—
Debt issuance costs, net and other assets	—	—	15,039	13,412	19,841	—	48,292

	110,464	(188,846)	952,884	465,227	(36,344)	(891,370)	412,015

Total assets	$120,280	$(188,846)	$969,898	$815,143	$111,379	$(891,595)	$936,259

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,317	$380	$—	$1,697
Accounts payable	—	—	198	50,986	25,200	—	76,384
Accrued customer incentives and advertising	—	—	—	16,717	6,179	—	22,896
Accrued compensation	—	—	373	18,259	2,918	—	21,550
Accrued interest	—	—	1,455	14,986	—	—	16,441
Other accrued liabilities	—	—	547	21,748	6,426	—	28,721

Total current liabilities	—	—	2,573	124,013	41,103	—	167,689
Long-term obligations	183,520	—	739,272	39,618	—	(183,520)	778,890
Other liabilities	—	—	—	45,802	6,564	—	52,366
Deferred income tax liabilities	—	—	139	72	343	—	554
Stockholders' equity (deficit)	(63,240)	(188,846)	227,914	605,638	63,369	(708,075)	(63,240)

Total liabilities and stockholders' equity (deficit)	$120,280	$(188,846)	$969,898	$815,143	$111,379	$(891,595)	$936,259

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended February 26, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$21,273	$226,371	$70,408	$(5,762)	$312,290
Cost and expenses:
Cost of goods sold	—	—	11,814	142,451	41,345	(5,695)	189,915
Selling, general and administrative	—	—	2,020	78,215	19,889	—	100,124
Amortization expense	—	—	—	72	—	—	72
Royalty (income) expense, net	—	—	—	(3,730)	—	—	(3,730)

Income from operations	—	—	7,439	9,363	9,174	(67)	25,909
Interest expense	—	52	21,129	636	343	—	22,160
Refinancing and extinguishment of debt	—	—	913	—	—	—	913
Other (income) expense, net	—	—	—	(1)	(121)	—	(122)
Loss (income) from equity investees	(1,535)	(1,586)	3,243	—	—	(122)	—
Loss (income) from non- guarantor equity investees	—	—	—	(6,890)	—	6,890	—
Capital charge and intercompany interest allocation	—	—	(19,225)	18,627	598	—	—

Income (loss) before income taxes	1,535	1,534	1,379	(3,009)	8,354	(6,835)	2,958
Income tax provision (benefit)	299	(1)	(207)	169	2,269	(2)	2,527
Equity in earnings of unconsolidated affiliates	—	—	—	—	1,175	—	1,175

Income (loss) from continuing operations	1,236	1,535	1,586	(3,178)	7,260	(6,833)	1,606
Loss from discontinued operations	—	—	—	—	(370)	—	(370)

Net income (loss)	$1,236	$1,535	$1,586	$(3,178)	$6,890	$(6,833)	$1,236

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended February 27, 2011

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$21,158	$224,625	$65,029	$(5,283)	$305,529
Cost and expenses:
Cost of goods sold	—	—	12,130	142,655	37,661	(5,421)	187,025
Selling, general and administrative	—	—	1,954	83,757	18,023	—	103,734
Amortization expense	—	—	—	72	—	—	72
Royalty (income) expense, net	—	—	—	(4,971)	—	—	(4,971)

Income from operations	—	—	7,074	3,112	9,345	138	19,669
Interest expense	—	77	20,645	572	414	—	21,708
Other (income) expense, net	—	—	—	—	(105)	—	(105)
Loss (income) from equity investees	902	850	4,370	—	—	(6,122)	—
Loss (income) from non-guarantor equity investees	—	—	—	(5,611)	—	5,611	—
Capital charge and intercompany interest allocation	—	—	(18,770)	17,974	796	—	—

Income (loss) before income taxes	(902)	(927)	829	(9,823)	8,240	649	(1,934)
Income tax provision (benefit)	—	(25)	1,679	(5,541)	2,633	45	(1,209)
Equity in earnings of unconsolidated affiliates	—	—	—	—	855	—	855

Income (loss) from continuing operations	(902)	(902)	(850)	(4,282)	6,462	604	130
Loss from discontinued operations	—	—	—	(181)	(851)	—	(1,032)

Net income (loss)	$(902)	$(902)	$(850)	$(4,463)	$5,611	$604	$(902)

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Three Months Ended February 26, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$13,017	$(19,636)	$7,991	$—	$1,372

Investing activities:
Purchase of property, plant and equipment	—	—	(146)	(3,093)	(583)	—	(3,822)
Proceeds from the sale of property, plant, and equipment	—	—	—	1,760	221	—	1,981
Net activity in investment in and advances from (to) subsidiaries and affiliates	—	—	(957)	24	933	—	—

Net cash provided by (used in) investing activities	—	—	(1,103)	(1,309)	571	—	(1,841)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(10)	—	—	(10)
Proceeds from issuance of long term obligations	—	—	—	—	702	—	702
Repayments of long-term obligations	—	—	—	(315)	(614)	—	(929)
Repayment of senior secured notes	—	—	(10,300)	—	—	—	(10,300)
Debt issuance costs	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	(10,300)	(325)	88	—	(10,537)

Effect of exchange rate changes on cash	—	—	—	—	955	—	955

Change in cash and equivalents	—	—	1,614	(21,270)	9,605	—	(10,051)
Cash and equivalents:
Beginning of period	1,655	—	9,123	50,170	47,027	—	107,975

End of period	$1,655	$—	$10,737	$28,900	$56,632	$—	$97,924

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

FIRST QUARTER 2012 HIGHLIGHTS

        Revenues for the first quarter of fiscal 2012 were $312.3 million, with income from operations of $25.9 million and net income from continuing operations of $1.6 million. These results were impacted by the following key items:

  •
  Our U.S. operations experienced net sales growth of 0.7% coupled with gross profit margin improvement of 0.8 percentage points as a percentage of net sales during the first quarter of fiscal 2012. These results were driven by the outperformance of our higher-priced Next Generation Stearns & Foster product line relative to our middle and lower-priced Posturepedic and Sealy branded offerings, which experienced net sales decreases.

  •
  Our International operations experienced significant net sales growth of approximately 7.7%, but also saw gross profit margin decreases of 0.9 percentage points as a percentage of net sales. These results were primarily driven by our Canadian operations where our promotional activity drove higher unit volumes at average unit selling prices that were lower than the average unit selling prices in the first quarter of fiscal 2011.

  •
  Selling, general, and administrative expenses decreased $3.6 million to $100.1 million for the first quarter of fiscal 2012. As a percentage of net sales, these expenses decreased to 32.1% of net sales in the first quarter of fiscal 2012 compared to 34.0% of net sales for the first quarter of fiscal 2011.

  •
  Total product launch costs for the first quarter of fiscal 2012 were approximately $3.7 million less than product launch costs during the first quarter of fiscal 2011. This reduction is attributed to the higher level of spending in fiscal 2011 due to the introduction of the Next Generation Posturepedic product line.

BUSINESS OVERVIEW

        Our mattress and foundation products include the Sealy, Sealy Posturepedic, Optimum by Sealy Posturepedic, Embody by Sealy, Stearns & Foster, and Bassett brands. We produce a variety of innerspring, visco-elastic (memory foam) and latex foam products.

        We are currently experiencing the effects of a challenging consumer environment. Additionally, inflationary pressures have created an environment where we have experienced higher volatility and increases in our raw material prices. Although the bedding market has continued to see improvement during the first quarter of fiscal 2012, much of this improvement has been at the high and low priced areas of the market. As such, we have focused our recent product introductions on these areas to take advantage of this increased market activity.

        During the fourth quarter of fiscal 2011, we began shipping our Next Generation Stearns & Foster line which is offered in three collections, Core, Estate and Luxury Estate. This product includes traditional innerspring products, as well as a luxury latex line. As of the end of first quarter of fiscal 2012, the product introduction is approximately 90% complete and we expect to fully roll out these products by the end of the second quarter of fiscal 2012.

        During the first quarter of fiscal 2012, we also introduced new products that we expect to begin shipping in the second quarter including: 1) our 2012 Sealy Brand collection which targets lower-price points of the bedding market and 2) our Optimum by Sealy Posturepedic line which targets the luxury price points of the specialty sector of the bedding market and includes Opticool gel memory foam which is designed to provide a cooler feel than more traditional memory foam mattresses.

        The bedding industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened U.S. dollar and other forces beyond our control. During the first quarter of fiscal 2012, we saw decreases in the prices of polyurethane foam as the prices of TDI and Polyol began to stabilize. However, the prices for TDI and Polyol are expected to increase during the second quarter of fiscal 2012, as the prices for resin-based products are increasing significantly in response to high crude oil prices.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended February 26, 2012 and February 27, 2011, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	February 26, 2012		February 27, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$312,290	100.0%	$305,529	100.0%
Cost of goods sold	189,915	60.8	187,025	61.2

Gross profit	122,375	39.2	118,504	38.8
Selling, general and administrative expenses	100,124	32.1	103,734	34.0
Amortization expense	72	—	72	—
Royalty income, net of royalty expense	(3,730)	(1.2)	(4,971)	(1.6)

Income from operations	25,909	8.3	19,669	6.4
Interest expense	22,160	7.1	21,708	7.1
Refinancing and extinguishment of debt	913	0.3	—	—
Other income, net	(122)	—	(105)	—

Income (loss) before income taxes	2,958	0.9	(1,934)	(0.7)
Income tax provision (benefit)	2,527	0.8	(1,209)	(0.4)
Equity in earnings of unconsolidated affiliates	1,175	0.4	855	0.3

Income from continuing operations	1,606	0.5	130	—
Loss from discontinued operations	(370)	(0.1)	(1,032)	(0.3)

Net income (loss)	$1,236	0.4%	$(902)	(0.3)%

Effective tax rate	85.4%		62.5%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	February 26, 2012	February 27, 2011
United States	77.0%	78.1%
Canada	15.1	14.2
Other	7.9	7.7

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the three months ended
	February 26, 2012		February 27, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	240,348	100.0	238,743	100.0
Cost of goods sold	147,386	61.3	148,175	62.1

Gross profit	92,962	38.7	90,568	37.9
Total International (U.S. Dollars):
Net sales	71,942	100.0	66,786	100.0
Cost of goods sold	42,529	59.1	38,850	58.2

Gross profit	29,413	40.9	27,936	41.8
Canada:
U.S. Dollars:
Net sales	47,068	100.0	43,506	100.0
Cost of goods sold	27,695	58.8	25,302	58.2

Gross profit	19,373	41.2	18,204	41.8
Canadian Dollars:
Net sales	47,922	100.0	43,505	100.0
Cost of goods sold	28,207	58.9	25,292	58.1

Gross profit	19,715	41.1	18,213	41.9
Other International (U.S. Dollars):
Net sales	24,874	100.0	23,280	100.0
Cost of goods sold	14,834	59.6	13,548	58.2

Gross profit	10,040	40.4	9,732	41.8

  Quarter Ended February 26, 2012 compared with Quarter Ended February 27, 2011

        Net Sales.    Our consolidated net sales for the quarter ended February 26, 2012, were $312.3 million, an increase of $6.8 million, or 2.2%, from the quarter ended February 27, 2011. This increase was driven by growth in both our domestic and international markets. Total U.S. net sales were $240.3 million for the first quarter of fiscal 2012, an increase of 0.7% from the first quarter of fiscal 2011. The U.S. net sales increase, excluding the effects of third party sales from our component plants, was attributable to a 4.3% increase in wholesale average unit selling price, partially offset by a 4.0% decrease in wholesale unit volume. The increase in our average unit selling price was driven by the performance of our newly introduced Next Generation Stearns & Foster product line. The decrease in unit volume is attributable to lower sales volumes for our Posturepedic and Sealy branded promotional beds. International net sales increased $5.2 million, or 7.7%, from the first quarter of fiscal 2011 to $71.9 million. This increase was primarily due to increased sales in Canada coupled with stronger sales performance in our Mexico and Argentina markets. In Canada, local currency sales increases of 10.2% translated into increases of 8.2% in U.S. dollars due to a weaker Canadian dollar. Local currency sales performance in Canada was driven by a 15.5% increase in unit volume, offset by a 4.6% decrease in average unit selling price. The increase in unit volume and decrease in average unit selling price was attributable to strategic promotional events to drive higher unit volumes and market share.

        Gross Profit.    Our consolidated gross profit for the quarter was $122.4 million, an increase of $3.9 million from the comparable prior year period. As a percentage of net sales, gross profit increased 0.4 percentage points to 39.2%. The increase in percentage of net sales was primarily due to an increase in gross profit margin in our U.S. operations, which was partially offset by decreases in gross profit margin in Canada and our other international operations. U.S. gross profit increased $2.4 million to $93.0 million, which, as a percentage of net sales, represents an increase of 0.8 percentage points to 38.7% of net sales. The increase in our gross profit percentage was due primarily to improved pricing and a shift in the mix of our product sales to higher priced Next Generation Stearns & Foster products, which resulted in an improvement in our gross profit percentage by approximately 1.6 percentage points. Also contributing to the improvement in our gross profit percentage were advances made in the manufacturing processes including our value engineering efforts which resulted in a 1.0 percentage point increase in U.S. gross profit margin. These improvements were partially offset by higher material costs related to increased commodity prices which resulted in a 1.5 percentage point decrease in U.S. gross profit margin. In local currency, the gross profit margin in Canada was 41.1% as a percentage of net sales, which represents a decrease of 0.8 percentage points. This decrease was primarily driven by the impact of the promotional events discussed above relating to a decrease in average unit selling price.

        Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $3.6 million to $100.1 million for the first quarter of fiscal 2012 compared to $103.7 million for the first quarter of fiscal 2011. As a percentage of net sales, selling, general, and administrative expenses were 32.1% for the first quarter of fiscal 2012 compared with 34.0% for the first quarter of fiscal 2011. The primary changes in selling, general and administrative expenses between fiscal 2012 and 2011 were as follows:

(Increase) / Decrease
Delivery	$(0.9)
Bad debt	1.3

Volume driven variable expenses	0.4
Product launch costs	1.7
National advertising	1.0
Other	0.3

Fixed operating expenses	3.0
Other	0.2

Total selling, general and administrative expense change	$3.6

        The decreases in product launch and national advertising costs in the first quarter of fiscal 2012 as compared to the first fiscal quarter of 2011 were due to the relative higher levels of spending in the first three months of fiscal 2011 for the introduction of our Next Generation Posturepedic line. Bad debt expenses have decreased due to the recognition of reserves in connection with customer bankruptcies announced in the first quarter of fiscal 2011.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, was $3.7 million for the three months ended February 26, 2012, a decrease of $1.2 million from the prior year period due to decreases in royalties earned for both domestic and international licenses as well as the recognition of reserves for potentially uncollectible balances.

        Interest Expense.    Our consolidated interest expense for the first quarter of fiscal 2012 remained relatively consistent with the prior year period. Our net weighted average borrowing cost was 11.3% and 10.9% for the three months ended February 26, 2012 and February 27, 2011, respectively. Our net weighted average borrowing cost was unfavorably impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the three month periods ended February 26, 2012 and February 27, 2011:

	Three Months Ended:
	February 26, 2012	February 27, 2011
Cash interest expense	$15,048	$15,565
Non-cash interest expense	7,112	6,143

	$22,160	$21,708

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended February 26, 2012 was 85.4% compared to 62.5% for the three months ended February 27, 2011. The effective rate for the fiscal 2012 period was higher than the fiscal 2011 period primarily due to the impact of the permanent tax differences, the primary one of which relates to the non-deductible interest on the Company's Convertible Notes.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures have increased by $0.3 million from the first quarter of fiscal 2011 primarily due to increased profitability in the New Zealand and China markets.

        Discontinued Operations.    During the fourth quarter of fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy. Also during the fourth quarter of fiscal 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and accordingly, we have reclassified the results of operations and any losses resulting from disposition for all periods presented to reflect them as such. Amounts recognized in fiscal 2012 primarily include charges related to the continued liquidation of certain of the assets related to our Brazil operations as well as charges for services performed in connection with the discontinuance of these operations.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal source of funds is cash flows from operations. However, we also have the ability to borrow under our asset-based revolving credit facility (the "ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $3.8 million for the three months ended February 26, 2012. We expect total 2012 capital expenditures to be approximately $20.0 to $25.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, machinery and equipment, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At February 26, 2011, the Company had approximately $63.9 million available under the ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $17.7 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the ABL Revolver is determined based on our U.S. accounts receivable and inventory balances. Our net weighted average borrowing cost was 11.3% and 10.9% for the three months ended February 26, 2012 and February 27, 2011, respectively. As of March 20, 2012, we had no borrowings outstanding under the ABL Revolver.

  Debt

        Our outstanding debt primarily consists of the following: 1) the ABL Revolver that provides commitments of up to $100.0 million maturing in May 2013, which bears interest at our choice of either a base rate (determined by reference to the higher of several rates as defined by the ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin of 4.00%; 2) $350.0 million in original aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"), which bear interest at 10.875% per annum payable semi-annually; 3) $177.1 million in initial aggregate principal amount of senior secured convertible PIK notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and bear interest at 8.00% per annum payable semi-annually in the form of additional Convertible Notes; and 4) an original $314 million aggregate principal amount of senior subordinated notes due June 15, 2014 (the "2014 Notes"), which bear interest at 8.25% per annum payable semi-annually.

        At February 26, 2012 there were no amounts outstanding under the ABL Revolver. The Company did not borrow any amounts under the ABL Revolver during the first quarter of fiscal 2012. The outstanding principal and carrying amounts at November 27, 2011 related to our outstanding notes are as follows:

	Principal Amount	Carrying Amount
Senior notes due 2016(1)	295,000	286,808
Convertible notes due 2016(2)	212,596	183,520
Senior subordinated notes due 2014	268,945	268,945

(1)
The carrying value of the Senior Notes gives effect to an unamortized original issue discount of $8.2 million.

(2)
The carrying value of the Convertible Notes includes accrued PIK interest and the effects of the accounting for the beneficial conversion features that were recognized upon each of the January 15 and July 15 interest payment dates since their issuance. See Note 9 of our Consolidated Financial Statements included in Item 8 for further details.

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

        At February 26, 2012, the Company was in compliance with the covenants contained within its ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which may from time to time include the redemption or repurchase of part or all of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of February 26, 2012, we have repurchased shares for $16.3 million under this program, none of which was repurchased during the first quarter of fiscal 2012. From February 27, 2012 through March 20, 2012, we did not repurchase any additional shares under this program.

        Our Convertible Notes contain a provision through which we are able to terminate the conversion rights on or after July 15, 2012 if (i) the closing sale price of our common stock equals or exceeds 250% of the conversion price then in effect for at least 20 days prior and (ii) our ratio of Net Debt to Adjusted EBITDA is less than 3.4 to 1.0. In such case, we would recognize the remaining unamortized discount related to the beneficial conversion features as a component of interest expense within our Condensed Consolidated Statement of Operations. As of February 26, 2012, the remaining unamortized discount related to the beneficial conversion features was $31.0 million.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $1.7 million during the next twelve months, with $1.3 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our Senior Notes, 2014 Notes or the Convertible Notes during that time.

  Dividend

        Our ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement in our ABL Revolver agreement as of February 26, 2012, our ability to pay a dividend to our common shareholders is currently limited to $30.0 million under our note indentures and we do not currently expect a dividend will be declared in the second quarter of fiscal 2012.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Three Months Ended:
	February 26, 2012	February 27, 2011
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$1,372	$(2,197)
Investing activities	(1,841)	(5,703)
Financing activities	(10,537)	69
Effect of exchange rate changes on cash	955	966

Change in cash and cash equivalents	(10,051)	(6,865)
Cash and cash equivalents:
Beginning of period	107,975	109,255

End of period	$97,924	$102,390

  Three Months Ended February 26, 2012 Compared With Three Months Ended February 27, 2011

        Cash Flows from Operating Activities.    Our cash flow from operations increased $3.6 million to a source of cash of $1.4 million for the three months ended February 26, 2012 from a use of cash of $2.2 million for the three months ended February 27, 2011. The increase in cash flows from operations for the three months ended February 26, 2012 compared to the same prior year period was primarily driven by higher net income coupled with a decreased use of working capital during the first quarter of fiscal 2012.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the three months ended February 26, 2012 were $1.8 million as compared to net cash used in investing activities of $5.7 million for the three months ended February 27, 2011. This difference of $3.9 million is primarily due to lower capital expenditures in the first quarter of fiscal 2012 coupled with approximately $1.7 million of proceeds received from the sale of our existing Phoenix, Arizona facility as we are relocating to a leased facility in that area.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the three months ended February 26, 2012 was $10.5 million compared with cash provided by financing activities of $0.1 million for the three months ended February 27, 2011. This change was primarily driven by the $10.0 million redemption of Senior Note in fiscal 2012.

  Income Taxes

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

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following February 26, 2012. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our ABL Revolver.

        Our ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.1 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 15% of the total commitment under the ABL Revolver and 2) $15.0 million. As of February 26, 2012, we were not in a period of minimum availability and did not have any outstanding borrowings under the ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the ABL Revolver. The fixed charge coverage ratio is defined by the

ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our ABL Revolver requires us to meet a minimum fixed charge coverage ratio of 1.25 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At February 26, 2012, adjustments to Adjusted EBITDA for cash taxes paid and unfinanced capital expenditures were $32.7 million. Fixed charges as calculated under the terms of the ABL Revolver agreement were $64.2 million. This results in a fixed charge coverage ratio of 1.56 to 1.00 at February 26, 2012 under the terms of the ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and 2014 Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At February 26, 2012, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and 2014 Notes were $82.0 million, resulting in a fixed charge coverage ratio of 1.62 to 1.00.

        Although we meet the minimum fixed charge coverage ratio requirements contained in our ABL Revolver agreement, we do not meet the minimum fixed charge coverage ratio contained in the indentures governing the Senior Notes, Convertible Notes and 2014 Notes as of February 26, 2012. As such, Sealy Mattress Company and its subsidiaries are limited in their ability to incur additional new indebtedness and make certain restricted payments, including dividends or equity distributions other than pursuant to specified exceptions. We do not believe that these restrictions will impact our liquidity or our ability to meet our ongoing capital needs.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended February 26, 2012 and February 27, 2011:

	Three Months Ended:
	February 26, 2012	February 27, 2011
	(in thousands)
Net income (loss)	$1,236	$(902)
Interest expense	22,160	21,708
Income taxes	2,527	(1,209)
Depreciation and amortization	6,058	6,054

	31,981	25,651
Adjustments for debt covenants:
Refinancing charges	913	—
Non-cash compensation	2,496	2,880
Discontinued operations	370	1,032
KKR consulting fees	154	366
Other (various)(a)	458	75

Adjusted EBITDA	$36,372	$30,004

(a)
Consists of various immaterial adjustments

  Critical Accounting Estimates

        There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended November 27, 2011.

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.6 million impact on our financial position for the three months ended February 26, 2012. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At February 26, 2012, we had outstanding forward foreign currency contracts to sell a total of 22.1 million Canadian dollars for U.S. dollars. The expiration dates for the Canadian dollar contracts range from March 2012 to November 2012. At February 26, 2012, the fair value of these contracts was a net asset of an insignificant amount. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        Based on the amount of variable-rate debt outstanding at February 26, 2012, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        During the first quarter of fiscal 2012, we saw decreases in the prices of polyurethane foam as the prices of TDI and Polyol began to stabilize. The prices for TDI and Polyol are expected to increase during the second quarter of fiscal 2012, as the prices of resin-based products are increasing significantly in response to high crude oil prices. We periodically enter into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts are entered into in the normal course of business. From time to time we also hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The information required with respect to this Item can be found in Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors.

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended November 27, 2011, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows information regarding our repurchases of the Company's common stock during the first quarter of fiscal 2012:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
November 28, 2011 - December 25, 2011	—	$—	—	$83,746,985
December 26, 2011 - January 22, 2012	—	—	—	83,746,985
January 23, 2012 - February 26, 2012	9,220	$1.45	—	83,746,985

Total	9,220		—

(1)
The entire amounts presented above are comprised of common stock surrendered or withheld to cover the minimum tax withholding obligations related to the vesting of restricted stock units as permitted under the 2004 Stock Option Plan. For further details of these awards and related stock ownership guidelines for the Company's senior management, refer to the Company's definitive Proxy Statement filed on March 9, 2012 and Exhibit 10.35 to the Company's Annual Report on Form 10-K filed on January 18, 2012.

(2)
Our common stock repurchase program, which authorizes us to repurchase up to $100 million of our Company's common stock, was initially approved by our Board of Directors on February 19, 2007.

        Subsequent to February 26, 2012 through March 20, 2012, 73,907 shares of Sealy Corporation common stock were surrendered by participants in the Company's 2004 Stock Option Plan to cover the individuals' minimum tax withholding obligations related to the vesting of certain restricted stock units that were granted on February 26, 2009 and March 1, 2009.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    Mine Safety Disclosures.

  None

Item 5.    Other Information

  None

Item 6.    Exhibits

†31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
†31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
†32	Certification pursuant to 18 U.S.C. Section 1350.
†101.1
The following financial information from Sealy Corporation's Quarterly Report on Form 10-Q for the quarter ended February 26, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and three months ended February 26, 2012 and February 27, 2011, (ii) the Condensed Consolidated Balance Sheets as of February 26, 2012 and November 27, 2011, (iii) the Condensed Consolidated Statement of Stockholders' Deficit for the three months ended February 26, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended February 26, 2012 and February 27, 2011 and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: March 27, 2012

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets February 26, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended February 26, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended February 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended February 26, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Three Months Ended February 27, 2011 (in thousands)
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
  Item 4. Mine Safety Disclosures.
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES