Form 10-Q
period 2012-05-27
SEALY CORP
filed 2012-06-26
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 27, 2012
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

        The number of shares of the registrant's common stock outstanding as of June 19, 2012 is approximately: 103,927,834.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 27, 2012	May 29, 2011
Net sales	$312,031	$321,296
Cost of goods sold	185,011	196,222

Gross profit	127,020	125,074
Selling, general and administrative expenses	106,498	107,447
Amortization expense	72	72
Royalty income, net of royalty expense	(5,590)	(4,804)

Income from operations	26,040	22,359
Interest expense	22,465	21,666
Refinancing and extinguishment of debt	2,012	1,236
Other income, net	(157)	(102)

Income (loss) before income taxes	1,720	(441)
Income tax provision (benefit)	138	(568)
Equity in earnings of unconsolidated affiliates	1,233	623

Income from continuing operations	2,815	750
Loss from discontinued operations	(1,137)	(1,127)

Net income (loss)	$1,678	$(377)

Earnings (loss) per common share—Basic
Income from continuing operations per common share	$0.03	$0.01
Loss from discontinued operations per common share	(0.01)	(0.01)

Earnings (loss) per common share—Basic	$0.02	$—

Earnings (loss) per common share—Diluted
Income from continuing operations per common share	$0.03	$0.01
Loss from discontinued operations per common share	(0.01)	(0.01)

Earnings (loss) per common share—Diluted	$0.02	$—

Weighted average number of common shares outstanding:
Basic	101,112	98,040
Diluted	110,128	107,933

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations (Continued)

(in thousands, except per share data)

(unaudited)

	Six Months Ended
	May 27, 2012	May 29, 2011
Net sales	$624,321	$626,825
Cost of goods sold	374,926	383,247

Gross profit	249,395	243,578
Selling, general and administrative expenses	206,622	211,181
Amortization expense	144	144
Royalty income, net of royalty expense	(9,320)	(9,775)

Income from operations	51,949	42,028
Interest expense	44,625	43,374
Refinancing and extinguishment of debt	2,925	1,236
Other income, net	(279)	(207)

Income (loss) before income taxes	4,678	(2,375)
Income tax provision (benefit)	2,665	(1,777)
Equity in earnings of unconsolidated affiliates	2,408	1,478

Income from continuing operations	4,421	880
Loss from discontinued operations	(1,507)	(2,159)

Net income (loss)	$2,914	$(1,279)

Earnings (loss) per common share—Basic
Income from continuing operations per common share	$0.04	$0.01
Loss from discontinued operations per common share	(0.01)	(0.02)

Earnings (loss) per common share—Basic	$0.03	$(0.01)

Earnings (loss) per common share—Diluted
Income from continuing operations per common share	$0.04	$0.01
Loss from discontinued operations per common share	(0.01)	(0.02)

Earnings (loss) per common share—Diluted	$0.03	$(0.01)

Weighted average number of common shares outstanding:
Basic	101,014	97,928
Diluted	109,718	107,298

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	May 27, 2012	November 27, 2011
ASSETS
Current assets:
Cash and equivalents	$81,201	$107,975
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2012—$31,038; 2011—$30,104)	151,265	126,494
Inventories	67,636	57,002
Other current assets	29,779	29,275
Deferred income tax assets	21,317	21,349

Total current assets	351,198	342,095

Property, plant and equipment—at cost	407,406	406,115
Less accumulated depreciation	(246,546)	(239,370)

	160,860	166,745

Goodwill	361,645	361,026
Intangible assets, net	977	1,116
Deferred income tax assets	2,400	1,772
Other assets, including debt issuance costs, net	46,479	46,440

	411,501	410,354

Total assets	$923,559	$919,194

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$1,712	$1,584
Accounts payable	84,027	68,774
Accrued incentives and advertising	26,150	26,038
Accrued compensation	21,316	17,601
Accrued interest	13,646	14,074
Other accrued liabilities	30,872	28,426

Total current liabilities	177,723	156,497

Long-term obligations, net of current portion	760,356	790,297
Other liabilities	49,803	52,415
Deferred income tax liabilities	326	549
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 600,000 shares Issued and outstanding: 2012—101,172; 2011—100,916	1,014	1,010
Additional paid-in capital	947,358	935,512
Treasury stock, at cost: 2012—102; 2011—0	(180)	—
Accumulated deficit	(1,013,663)	(1,016,577)
Accumulated other comprehensive income (loss), net	822	(509)

Total stockholders' deficit	(64,649)	(80,564)

Total liabilities and stockholders' deficit	$923,559	$919,194

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock					Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
		Shares	Amount					Total
Balance at November 27, 2011		100,916	$1,010	$935,512	$—	$(1,016,577)	$(509)	$(80,564)
Net income	2,914					2,914		2,914
Foreign currency translation adjustment	1,507						1,507	1,507
Adjustment to defined benefit plan liability, net of tax of $170	246						246	246
Change in fair value of cash flow hedges, net of tax of $269	(422)						(422)	(422)
Share-based compensation				4,767				4,767
Exercise of stock options		29	—	46				46
Vesting of restricted share units, net		227	4	(192)				(188)
Treasury shares repurchased				180	(180)			—
Excess tax benefit on share based awards				(69)				(69)
Beneficial conversion features on Convertible Paid in Kind Notes				7,114				7,114

Balance at May 27, 2012	$4,245	101,172	$1,014	$947,358	$(180)	$(1,013,663)	$822	$(64,649)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	May 27, 2012	May 29, 2011
Operating activities:
Net income (loss)	$2,914	$(1,279)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	12,200	12,262
Deferred income taxes	(704)	672
Amortization of deferred gain on sale-leaseback	(349)	(345)
Paid in kind interest on convertible notes	11,412	9,312
Amortization of discount on new senior secured notes	870	728
Amortization of debt issuance costs and other	2,302	2,351
Impairment charges	—	288
Share-based compensation	4,767	5,773
Loss on sale of assets	279	1
Write-off of debt issuance costs related to debt extinguishments	1,862	326
Loss on repurchase of senior notes	1,050	617
Dividends received from unconsolidated affiliates	1,000	1,011
Equity in earnings of unconsolidated affiliates	(2,408)	(1,478)
Loss (gain) on disposition of subsidiary	—	206
Other, net	(1,141)	(291)
Changes in operating assets and liabilities:
Accounts receivable	(24,553)	(8,341)
Inventories	(12,543)	(3,983)
Other current assets	212	(8,718)
Other assets	(698)	663
Accounts payable	15,173	7,068
Accrued expenses	4,335	(22,474)
Other liabilities	(2,123)	(2,015)

Net cash provided by (used in) operating activities	13,857	(7,646)

Investing activities:
Purchase of property, plant and equipment	(6,641)	(13,239)
Proceeds from sale of property, plant and equipment	2,114	22

Net cash used in investing activities	(4,527)	(13,217)

Financing activities:
Proceeds from issuance of long-term obligations	1,525	1,643
Repayments of long-term obligations	(2,093)	(2,506)
Repayment of senior secured notes, including premium of $1,050 and $300	(36,050)	(10,300)
Repurchase of common stock associated with vesting of employee share-based awards	(188)	(67)
Exercise of employee stock options	46	583
Debt issuance costs	(875)	(147)
Other	—	(34)

Net cash used in financing activities	(37,635)	(10,828)

Effect of exchange rate changes on cash	1,531	1,728

Change in cash and equivalents	(26,774)	(29,963)
Cash and equivalents:
Beginning of period	107,975	109,255

End of period	$81,201	$79,292

Noncash investing transaction:
Inventory items transferred to property, plant and equipment	$1,834	$—

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

        At May 27, 2012, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 46.1% of the issued and outstanding common stock of the Company.

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

Note 2: Recently Issued Authoritative Accounting Guidance

        In January 2010, the FASB issued authoritative guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The Company adopted the portion of this guidance that requires a gross reporting of purchases, sales, issuance and settlements of assets and liabilities measured using Level 3 fair value measurements in the first quarter of fiscal 2012. The adoption of this guidance did not have a significant impact on the financial statements due to the immateriality of the Company's assets and liabilities measured using a Level 3 fair value measurement.

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

        In May 2011, the FASB issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards ("IFRS"). The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, the measurement of financial instruments held in a portfolio and instruments classified within shareholders' equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. The Company adopted this guidance in the second quarter of fiscal 2012. The adoption of this guidance did not have a significant impact on the Company's financial statements.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new share-based awards granted and outstanding using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three and six months ended May 27, 2012 and May 29, 2011 was $2.3 million and $4.8 million, respectively, for fiscal 2012 and $2.9 million and $5.8 million, respectively, for fiscal 2011.

Stock Option Awards

        During the three and six months ended May 27, 2012 and May 29, 2011, the Company granted no new options to purchase shares of its common stock.

        A summary of outstanding options under the 1998 Plan as of May 27, 2012, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 27, 2011	1,508,275	$0.99
Exercised	(4,647)	1.43
Forfeited	(3,176)	3.41

Outstanding May 27, 2012 (all fully vested and exercisable)	1,500,452	$0.98
Weighted average remaining contractual term	1.9 years
Aggregate intrinsic value of in-the-money options at May 27, 2012 (in thousands)	$1,201

        A summary of outstanding options under the 2004 Plan as of May 27, 2012, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 27, 2011	5,394,364	$5.43
Exercised	(24,000)	$1.64
Forfeited	(31,881)	$5.76

Outstanding May 27, 2012	5,338,483	$5.45
Weighted average remaining contractual term	3.1 years
Aggregate intrinsic value of in-the-money options (in thousands)	$105
Exercisable at May 27, 2012	4,486,701
Weighted average remaining contractual term	3.1 years
Aggregate intrinsic value of in-the-money options (in thousands)	$105

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        As of May 27, 2012, the Company had approximately $0.4 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 1.6 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of May 27, 2012, the performance targets for certain of these stock options have not been met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period.

Restricted Share Unit Awards

        During the three and six months ended May 27, 2012 and May 29, 2011, the Company approved the following grants of time-based restricted stock units ("RSUs"):

	Three months		Six months
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
Number of awards granted	211,456	1,955,056	511,456	2,070,156
Weighted average grant date fair value	$2.27	$2.65	$1.85	$2.65

        The awards granted in fiscal 2012 and 2011 vest ratably over a requisite service period and do not contain an accretion factor. The fair value of the Company's RSU awards is based on the closing price of the Company's common stock as of the grant date. The Company has outstanding RSU awards of two types: 1) Time-based RSU awards that accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited; and 2) Time-based RSU awards that vest ratably over a requisite service period. Certain of the Company's outstanding RSUs contain dividend participation rights and are considered participating securities for the purposes of calculating the Company's earnings per share.

        A summary of the outstanding unvested RSU awards by type as of May 27, 2012 follows:

	Number of Awards	Unrecognized Compensation Expense (in thousands)
Time-based vesting awards with accretion factor	7,428,975	$1,697
Time-based vesting awards without accretion factor	3,022,735	3,161

Total	10,451,710	$4,858

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        A summary of restricted share unit award activity for the six months ended May 27, 2012, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 27, 2011	10,728,028	$2.16
Granted	511,456	1.85
Vested	(334,866)	2.16
Forfeited	(452,908)	2.03

Outstanding May 27, 2012	10,451,710	$2.16
Expected to vest, May 27, 2012	10,043,430	$2.17
Weighted average remaining vesting period	4.5 years

Note 4: Inventories

        The major components of inventories as of May 27, 2012 and November 27, 2011 were as follows (in thousands):

	May 27, 2012	November 27, 2011
Raw materials	$32,251	$25,635
Work in process	27,125	26,056
Finished goods	8,260	5,311

	$67,636	$57,002

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 5: Warranty Costs (Continued)

        The change in the Company's accrued warranty obligations for each of the six months ended May 27, 2012 and May 29, 2011 was as follows (in thousands):

	May 27, 2012	May 29, 2011
Accrued warranty obligations at beginning of period	$13,606	$17,584
Warranty claims	(9,013)	(7,897)
Warranty provisions	9,425	8,064

Accrued warranty obligations at end of period	$14,018	$17,751

        As of May 27, 2012 and November 27, 2011, $7.6 million and $7.5 million are included as a component of other accrued liabilities and $6.4 million and $6.1 million are included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $2.7 million and $2.9 million for the six months ended May 27, 2012 and the six months ended May 29, 2011, respectively.

Note 6: Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the six months ended May 27, 2012 are as follows (in thousands):

Balance as of November 27, 2011	$361,026
Increase due to foreign currency translation	619

Balance as of May 27, 2012	$361,645

        Total other intangibles of $1.0 million (net of accumulated amortization of $3.6 million) as of May 27, 2012 consist primarily of licenses, which are amortized using a straight-line method over periods ranging from 5 to 15 years. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. During each of the three and six months ended May 27, 2012 and May 29, 2011, the Company recognized amortization expense associated with intangibles of $0.1 million and $0.2 million, for both fiscal 2011 and fiscal 2010. The Company expects to recognize amortization expense relating to these intangibles of $0.1 million for the remainder of 2012, $0.3 million in 2013, $0.3 million in 2014, and $0.3 million in 2015.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Debt Issuance Costs

Senior Note Redemptions

        During the three and six months ended May 27, 2012 and May 29, 2011, the Company redeemed portions of the principal amount of its outstanding senior secured notes due April 2016 (the "Senior Notes") at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

        In connection with these redemptions, the Company recognized the following charges, which were recorded as a component of refinancing and extinguishment of debt in the Condensed Consolidated Statements of Operations for the three and six months ended (in thousands):

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
Principal amount redeemed	$25,000	$10,000	$35,000	$10,000

Premium paid to redeem the notes	$750	$300	$1,050	$300
Write-off of related debt issuance costs and original issue discount	1,309	643	1,862	643

	$2,059	$943	$2,912	$943

ABL Revolver Amendment

        On May 9, 2012, the Company amended and restated its existing senior secured asset-based revolving credit facility to extend the stated maturity of this facility until May 2017 and amend certain other provisions. In connection with this amendment, the Company recorded fees of $1.0 million which were deferred and will be amortized over the life of the amended agreement. As of May 27, 2012, $0.3 million of these fees had not yet been paid and were recorded as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. In addition, the remaining unamortized debt issuance costs associated with the existing senior revolving credit facility will continue to be amortized over the life of the agreement, as amended, in accordance with the authoritative accounting guidance surrounding debtor's accounting for changes in line-of-credit or revolving-debt arrangements.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Unconsolidated Affiliate Companies (Continued)

        Summarized statements of operations for these joint ventures for each of the three and six month periods ended are as follows (in thousands):

	Three months		Six months
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
Revenues	$15,981	$13,103	$31,880	$25,421
Gross profit	10,411	7,827	20,431	15,622
Income from operations	3,236	1,708	6,208	3,664
Net income	2,468	1,246	4,817	2,955

Note 9: Long-Term Obligations

        Long-term obligations as of May 27, 2012 and November 27, 2011 consisted of the following (in thousands):

	May 27, 2012	November 27, 2011
Asset-based revolving credit facility	$—	$—
Senior notes	262,911	296,119
Convertible notes(1)	189,245	185,268
Senior subordinated notes	268,945	268,945
Financing obligations	40,606	41,225
Other	361	324

	762,068	791,881
Less current portion	(1,712)	(1,584)

	$760,356	$790,297

(1)
Includes paid in kind ("PIK") interest of $6.2 million from January 16, 2012 through May 27, 2012 for which the principal balance of the Convertible Notes has not yet been increased. This balance also includes the impact of unamortized beneficial conversion features recognized upon prior interest payment dates.

        The Company's outstanding debt as of May 27, 2012 primarily consists of the following: 1) an asset-based revolving credit facility which is discussed further below; 2) $270.0 million in aggregate principal amount of Senior Notes; 3) $212.6 million in aggregate principal amount of senior secured convertible PIK notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and 4) $268.9 million aggregate principal amount of senior subordinated notes due June 2014, which bear interest at 8.25% per annum payable semi annually (the "2014 Notes").

Debt Refinancing

        On May 9, 2012, the Company amended its existing senior secured asset-based revolving credit facility to extend the stated maturity of this facility until May 2017 and amend certain other provisions. In addition to the extension of the maturity date, the amendment to the facility provides for an

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

increase in the available accordion feature on the facility which, if exercised and additional commitments are obtained, can increase the total principal amount to $150.0 million. Further, the amendment provides an adjustment to the interest margins which both reduced the margin rates and provides a feature through which they adjust based on the availability under the facility. In connection with this amendment, the Company incurred charges of $1.0 million which have been recorded as a component of deferred debt issuance costs and will be amortized over the remaining maturity of the agreement as a component of interest expense (See Note 7).

Amended and Restated ABL Revolver

        The Company's amended and restated senior secured asset-based revolving credit facility ("Amended ABL Revolver") provides for revolving credit financing of up to $100.0 million (or, if the accordion feature described above is exercised and additional commitments are obtained, $150.0 million), subject to borrowing base availability, and matures in May 2017. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 75% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the security agents for the facility. Borrowings under the Amended ABL Revolver bear interest at the Company's choice of either a base rate (determined by reference to the highest of three rates as defined in the Amended ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans based on current availability. The Amended ABL Revolver also requires the Company to pay a commitment fee for the unused portion. As of May 27, 2012, there were no amounts outstanding under the Amended ABL Revolver. At May 27, 2012, the Company had approximately $59.3 million available under the Amended ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $15.2 million.

        The obligations under the Company's Amended ABL Revolver are guaranteed by Sealy Mattress Corporation and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and the assets of its current and future domestic subsidiaries through a first-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing, and a second-priority security interest in substantially all of the Company's material real property and equipment and all other assets of its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis.

        The Amended ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.0 to 1.0 in periods of minimum availability under the facility where the availability for two consecutive calendar days is less than the greater of 1) 12.5% of the borrowing base under the Amended ABL Revolver and 2) $10.0 million. As of May 27, 2012, the Company was not in a minimum availability period under the Amended ABL Revolver.

        In accordance with FASB authoritative guidance, the Company will classify borrowings under its Amended ABL Revolver, which has a maturity date of more than one year from the balance sheet date, as a current liability since it includes both a lockbox arrangement and a subjective acceleration clause.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

Senior Notes

        The Senior Notes mature in April 2016 and bear interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For each of the three and six months ended May 27, 2012 and May 29, 2011, the Company recognized additional interest expense related to the accretion of the OID of $0.4 million and $0.9 million, respectively, for fiscal 2012 and $0.3 and $0.7 million, respectively, for fiscal 2011.

        As discussed in Note 7, during the three and six month periods ended May 27, 2012 and May 29, 2011, the Company redeemed a portion of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

Convertible PIK Notes

        The Convertible Notes mature in July 2016 and bear interest at 8.00% per annum payable semi-annually in arrears on January 15 and July 15. The Company does not pay interest in cash related to the Convertible Notes, but instead increases the amount of the Convertible Notes by an amount equal to the interest payable for the interest period ending immediately prior. The amount of interest payable for each interest period is calculated on the basis of the accreted principal amount as of the first day of such interest period. The Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $1.00 per share.

        During the three and six months ended May 27, 2012, there were no conversions of Convertible Notes into common shares.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt of $1.00 and the fair value of the underlying common stock. Upon the January 15, 2012 interest payment date, the fair value of the underlying common stock was $1.87. Therefore, a beneficial conversion feature was recognized for 87% of the total PIK interest payment. Upon the January 15, 2011 interest payment date, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

payment. Details of the amounts recognized as beneficial conversion features for the three months ended May 27, 2012 and May 29, 2011 are as follows:

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(in thousands)		(in thousands)
January 15	$7,114	$7,563	$7,114	$7,563

	$7,114	$7,563	$7,114	$7,563

        The outstanding balance of the Convertible Notes at May 27, 2012 was $189.2 million which includes accrued but unpaid interest as well as the total of the unamortized beneficial conversion features of $29.6 million which are recognized as a discount to the outstanding principal amount. The recognized discounts for the beneficial conversion features will be accreted through interest expense over the remaining term of the Convertible Notes.

        The indentures and agreements governing the Amended ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing the Company's Amended ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and/or average daily availability levels. Likewise, under the indentures governing the Company's Senior Notes and 2014 Notes, Sealy Mattress Company is restricted from paying dividends or making other distributions to Sealy Corporation unless Sealy Mattress Company is able to satisfy certain requirements or use an available exception from the limitation. Although we meet the minimum fixed charge coverage ratio requirements contained in our Amended ABL Revolver agreement, the Company does not meet the minimum fixed charge coverage ratio levels under the note indentures as of May 27, 2012, therefore the Company is limited in its ability to incur new indebtedness and pay dividends and distributions, other than pursuant to specified exceptions in these agreements. As of May 27, 2012, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $224.6 million to its parent due to the provisions in its long-term debt agreements. However, $30.0 million would be available for distribution without restriction to the parent and to the common shareholders of Sealy Corporation. At May 27, 2012, the Company was in compliance with the covenants contained within the related note indentures and agreements.

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

        At May 27, 2012, the Company had outstanding 34 forward foreign currency contracts to sell a total of 23.3 million Canadian dollars and receive U.S. dollars at specified exchange rates with expiration dates ranging from June 2012 through February 2013. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's U.S. dollar denominated purchases of raw materials. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials related to changes in the foreign currency exchange rates.

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of cost of goods sold in the Condensed Consolidated Statements of Operations. At May 27, 2012 and November 27, 2011, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        At May 27, 2012, the maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through February 2013. Over the next 12 months, the Company expects to reclassify an insignificant amount of deferred gains from accumulated other comprehensive income to cost of goods sold as related forecasted foreign currency payments are made.

        For the three and six months ended May 27, 2012, the Company recognized foreign currency transaction losses of an insignificant amount and $(0.1 million), respectively, compared with gains of $0.9 million and 1.2 million for the three and six months ended May 29, 2011, respectively. These amounts are recognized in cost of goods sold, selling, general and administrative expenses, or royalty income, net at the time they occur.

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

        At May 27, 2012, the Company had outstanding thirteen fixed price swap contracts to purchase 2.0 million gallons of diesel fuel at specified prices from June 2012 through April 2013. Since these contracts were not formally designated as cash flow hedges, the $0.1 million change in fair value is recorded as a component of selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

        At May 27, 2012 and November 27, 2011, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	May 27, 2012		May 27, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$662	Other current liabilities	$(19)

Total derivatives designated as hedging instruments		662		(19)

Derivatives not designated as hedging instruments
Commodity fixed price swap contracts	Other current assets	—	Other current liabilities	(58)

Total derivatives not designated as hedging instruments		—		(58)

Total derivatives		$662		$(77)

	Asset Derivatives		Liability Derivatives
	November 27, 2011		November 27, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,368	Other current liabilities	$(34)

Total derivatives designated as hedging instruments		1,368		(34)

Total derivatives		$1,368		$(34)

        The effect of derivative instruments on the Consolidated Statement of Operations for the three and six months ended May 27, 2012 and May 29, 2011 was not significant.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding foreign currency derivative contracts discussed above in Note 10. These contracts are valued using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We minimize derivative credit risk by transacting with highly rated counterparties. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the three or six months ended May 27, 2012 or May 29, 2011. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at May 27, 2012 Using
	May 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$662	$—	$662	$—
Foreign exchange and commodity derivative liabilities	(77)	—	(77)	—

Total	$585	$—	$585	$—

		Fair Value Measurements at November 27, 2011 Using
	November 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$1,379	$—	$1,379	$—
Foreign exchange and commodity derivative liabilities	(34)	—	(34)	—
Embedded foreign currency derivative in lease agreement	56	—	—	56

Total	$1,401	$—	$1,345	$56

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt which is valued using Level 1 inputs based on quoted market prices, was as follows at May 27, 2012 (in thousands):

Senior Secured Notes	$293,301
Convertible Notes	397,670
Senior Subordinated Notes	263,566

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 12: Discontinued Operations

        In the fourth quarter of fiscal 2010, management divested the assets of its European manufacturing operations in France and Italy and ceased manufacturing operations in Brazil. These businesses have been accounted for as discontinued operations. During the three and six months ended May 27, 2012, the Company continued the liquidation of certain of its assets related to its Brazil operations. The charges related to these activities were recorded as a component of discontinued operations. The remaining current assets and liabilities of the Brazilian operations reflected within the Consolidated Balance Sheet at May 27, 2012 and November 27, 2011 were immaterial. The Company also recognized additional expenses related to the settlement of certain outstanding contingencies related to the sale of the European business unit which resulted in the recognition of an additional $0.9 million of expense relating to the disposition of its European manufacturing operations.

        The operating results of the discontinued operations in total are summarized below (in thousands):

	Three months ended		Six months ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
Net sales	$—	$—	$—	$—
Loss before income taxes	(219)	(746)	(492)	(1,164)
Income tax provision (benefit)	—	—	—	—

Loss from operations of discontinued operations	(219)	(746)	(492)	(1,164)
Loss on disposition of business	(918)	(381)	(1,015)	(995)

Loss from discontinued operations	$(1,137)	$(1,127)	$(1,507)	$(2,159)

        In connection with the sale of the Company's European manufacturing operations, the Company made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by the Company, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of €3.5 million under the terms of the contract. As of May 27, 2012, the Company has settled several outstanding contingencies that would be covered by this guarantee and has recorded a liability of approximately €1.8 million ($2.2 million) related to the settlement of these claims.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 13: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S. and Canada for the three and six months ended May 27, 2012 and May 29, 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
Service cost	$240	$199	$480	$398
Interest cost	382	360	764	719
Expected return on plan assets	(388)	(367)	(776)	(733)
Amortization of unrecognized losses	202	35	404	71
Amortization of unrecognized prior service cost	38	144	75	288

Net periodic pension cost*	$474	$371	$947	$743

Cash contributions	$426	$538	$426	$758

Weighted average expected return on plan assets	7.50%	7.85%	7.50%	7.85%

*
Net periodic pension cost recognized for the three and six months ended May 27, 2012 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2012. Similarly, net periodic pension cost for the three and six months ended May 29, 2011 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the defined benefit pension plans of approximately $1.8 million during the remainder of fiscal 2012.

Note 14: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible interest on the Company's Convertible Notes, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and six months ended May 27, 2012 was approximately 8.0% and 57.0%, respectively, compared to approximately 128.8% and 74.8%, respectively, for the three and six months ended May 29, 2011. The effective rate for the three months ended May 27, 2012 was lower than the rate for the three months ended May 29, 2011, primarily due to the release of liabilities related to uncertain tax positions and the impact of the permanent tax differences. The most significant permanent tax difference relates to the non-deductible interest on the Company's Convertible Notes.

        The Condensed Consolidated Balance Sheet as of May 27, 2012 includes accrued interest of $3.6 million and penalties of $1.5 million due to unrecognized tax benefits. As of November 27, 2011, the Company had recorded accrued interest of $3.7 million and penalties of $1.9 million due to unrecognized tax benefits.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Income Taxes (Continued)

        The Company expects the liability for uncertain tax positions to decrease by approximately $1.6 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following May 27, 2012. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 15: Comprehensive Income

        Comprehensive (loss) income for the three and six months ended May 27, 2012 was $(3.5 million) and $4.2 million, respectively, and for the three and six months ended May 29, 2011 was $0.7 million and $3.5 million, respectively. The decrease in comprehensive income for the three months ended May 27, 2012 compared to the three months ended May 29, 2011, was driven primarily by losses related to the translation effects of foreign currencies in the second quarter of fiscal 2012, partially offset by the stronger earnings performance of the Company. The increase in comprehensive income for the six months ended May 27, 2012 compared to the six months ended May 29, 2011 was driven by the stronger earnings performance of the Company offset by lower gains related to the translation effects of foreign currencies in the first half of fiscal 2012.

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	May 27, 2012	November 27, 2011
Unrealized gain (loss) on cash flow hedges, net of tax of $6 and $519, respectively	$393	$815
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $6,443 and $6,623, respectively	(10,193)	(10,438)
Accumulated foreign currency translation adjustment	10,622	9,114

	$822	$(509)

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company, with the approval of the New Jersey Department of Environmental Protection, has undertaken soil remediation on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site and also operates a groundwater remediation system on the site. During 2012 the Company plans to remove additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of May 27, 2012 for $1.7 million ($2.2 million prior to discounting at 4.75%) associated with this remediation project.

        The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company believes that it has essentially completed its remediation of the site. Accordingly, the Company has submitted a closure report to the Connecticut Department of Environmental Protection for the lower portion of the site and is preparing a closure report for the upper portion of the site. The Company has recorded a liability of approximately $0.1 million associated with the completion of these closure reports and the closure of the Company's remediation efforts at the site. The Company believes the contamination is attributable to the manufacturing operations of previous, unrelated, unaffiliated occupants of the facility.

        The Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters. Based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material effect on the financial position or future operations of the Company. However, in the event of an adverse decision by the agencies involved, these matters could have a material effect.

        In 1998 the Company sold an inactive facility located in Putnam, Connecticut. Recently, the Company received a letter from the attorney for the current owner of that property claiming that Sealy may have some responsibility for an environmental condition on the property. The Company has requested additional information on this matter and is awaiting receipt of that information.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 16: Contingencies (Continued)

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At May 27, 2012, the Company has recorded a reserve of $1.0 million related to the expected requirement to pay certain sales tax, fees and penalties associated with this assessment as a component of accrued expenses.

Note 17: Related Party Transactions

        During the three and six months ended May 27, 2012 and May 29, 2011, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.1 million and $0.3 million, respectively for fiscal 2012 and $0.3 million and $0.7 million, respectively for fiscal 2011. As of May 27, 2012 and November 27, 2011, an insignificant amount and $0.2 million, respectively, of the costs incurred for these services were accrued as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also participates in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. The Company has received lease income on this property of an insignificant amount during the three months ended May 27, 2012 and May 29, 2011.

        Sealy Holding LLC, an affiliate of KKR, holds an aggregate amount of $109.8 million of the Company's Convertible Notes. In connection with the PIK interest payment on the Convertible Notes on January 15, 2012, the par value of the notes held by KKR was increased by $4.4 million.

        During the six months ended May 27, 2012 and May 29, 2011, the Company's joint ventures made a distribution to the Company of $1.0 million. These amounts have been reflected as a reduction of the investment in these joint ventures in the accompanying Condensed Consolidated Balance Sheets as of May 27, 2012 and November 27, 2011.

Note 18: Revenue by Product and Geographical Information

Domestic Revenue by Product

        The Company produces sleep sets across a range of technologies, including innerspring, latex foam and visco-elastic "memory foam". The U.S. mattress industry groups these products in categories based on innerspring and specialty technologies. The products for international locations are aggregated as they are substantially similar and the international markets do not have similar product categorization.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Revenue by Product and Geographical Information (Continued)

In the domestic market the Company's net revenue by product type for the three and six months ended May 27, 2012 and May 29, 2011 was as follows (in thousands):

	Three months ended		Six months ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
Net sales—Domestic innerspring bedding	$216,041	$225,724	$431,303	$438,897
Net sales—Domestic specialty bedding	18,591	22,696	37,608	43,345

Total bedding sales	234,632	248,420	468,911	482,242
Other revenue(1)	5,572	5,023	11,641	9,945

Net sales	$240,204	$253,443	$480,552	$492,187

(1)
Other revenue includes external sales of the Company's components and U.S. latex businesses.

Geographical Information

        Net sales by geographic area are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
United States	$240,204	$253,443	$480,552	$492,187
Canada	45,775	44,579	92,843	88,085
Other International	26,052	23,274	50,926	46,553

Total	$312,031	$321,296	$624,321	$626,825

Total International	$71,827	$67,853	$143,769	$134,638

        Long lived assets (principally property, plant and equipment) outside the United States were $37.0 million and $35.4 million as of May 27, 2012 and November 27, 2011, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 19: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	Three Months Ended		Six Months Ended
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(in thousands)		(in thousands)
Numerator:
Net income from continuing operations, as reported	$2,815	$750	$4,421	$880
Net income attributable to participating securities	(7)	(1)	(10)	(1)

Net income from continuing operations available to common shareholders	$2,808	$749	$4,411	$879

Denominator:
Denominator for basic earnings per share—weighted average shares	101,112	98,040	101,014	97,928
Effect of dilutive securities:
Stock options	717	796	703	841
Restricted share units	7,724	8,669	7,444	8,112
Other	575	428	557	417

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	110,128	107,933	109,718	107,298

        For the three and six months ended May 27, 2012, 4,152 options and share units (in thousands), were not included in the computation of diluted earnings per share because their impact is antidilutive. Additionally, for the three and six months ended May 27, 2012, a weighted average 212,651 and 210,483 shares (in thousands), respectively of the outstanding Convertible Notes were excluded from the computation of diluted earnings per share since their inclusion would be antidilutive. For the three and six months ended May 29, 2011, 4,012 and 4,004 options and share units (in thousands), respectively, were not included in the computation of diluted earnings per share because their impact is antidilutive. The Convertible Notes not included in the computation of diluted earnings per share for the three and six months ended May 29, 2011 convert into a weighted average 196,610 and 194,646 shares (in thousands), respectively.

Note 20: Subsequent Events

        On June 13, 2012, the Company obtained a 45% ownership interest in Comfort Revolution International, LLC ("Comfort"), a joint venture with Comfort Revolution, LLC for a contribution of $10.0 million. Additionally, the Company entered into a revolving credit facility arrangement with Comfort under which it is obligated to provide funding up to $20.0 million for the operations of this entity. This credit facility bears interest at a rate of 12.0% per annum and matures in June 2014.

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of May 27, 2012 and November 27, 2011, Condensed Consolidating Statements of Operations for the three months ended May 27, 2012 and May 29, 2011, and Condensed Consolidating Statements of Cash Flows for the three months ended May 27, 2012 and May 29, 2011.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

May 27, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$1,655	$—	$15,737	$4,130	$59,679	$—	$81,201
Accounts receivable, net	—	—	6	91,782	59,477	—	151,265
Inventories	—	—	1,468	56,143	10,167	(142)	67,636
Other current assets and deferred income taxes	7,357	—	699	37,694	5,346	—	51,096

Total current assets	9,012	—	17,910	189,749	134,669	(142)	351,198
Property, plant and equipment, at cost	—	—	10,366	360,348	36,692	—	407,406
Less accumulated depreciation	—	—	(6,188)	(219,056)	(21,302)	—	(246,546)

	—	—	4,178	141,292	15,390	—	160,860
Other assets:
Goodwill	—	—	24,741	301,942	34,962	—	361,645
Intangible assets, net	—	—	—	944	33	—	977
Net investment in subsidiaries	(192,267)	224,592	364,651	295,475	—	(692,451)	—
Due from (to) affiliates	307,851	(416,859)	522,076	(131,599)	(91,669)	(189,800)	—
Debt issuance costs, net and other assets	—	—	14,535	13,958	20,386	—	48,879

	115,584	(192,267)	926,003	480,720	(36,288)	(882,251)	411,501

Total assets	$124,596	$(192,267)	$948,091	$811,761	$113,771	$(882,393)	$923,559

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,365	$347	$—	$1,712
Accounts payable	—	—	208	59,036	24,783	—	84,027
Accrued customer incentives and advertising	—	—	—	18,811	7,339	—	26,150
Accrued compensation	—	—	386	17,014	3,916	—	21,316
Accrued interest	—	—	1,228	12,418	—	—	13,646
Other accrued liabilities	—	—	437	23,677	6,758	—	30,872

Total current liabilities	—	—	2,259	132,321	43,143	—	177,723
Long-term obligations	189,245	—	721,101	39,255	—	(189,245)	760,356
Other liabilities	—	—	—	43,388	6,415	—	49,803
Deferred income tax liabilities	—	—	139	(139)	326	—	326
Stockholders' equity (deficit)	(64,649)	(192,267)	224,592	596,936	63,887	(693,148)	(64,649)

Total liabilities and stockholders' equity (deficit)	$124,596	$(192,267)	$948,091	$811,761	$113,771	$(882,393)	$923,559

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended May 27, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$21,973	$225,251	$70,377	$(5,570)	$312,031
Cost and expenses:
Cost of goods sold	—	—	11,932	136,947	41,785	(5,653)	185,011
Selling, general and administrative	—	—	2,031	84,177	20,290	—	106,498
Amortization expense	—	—	—	72	—	—	72
Royalty (income) expense, net	—	—	—	(5,590)	—	—	(5,590)

Income from operations	—	—	8,010	9,645	8,302	83	26,040
Interest expense	—	103	21,353	632	377	—	22,465
Refinancing and extinguishment of debt	—	—	2,012	—	—	—	2,012
Other (income) expense, net	—	—	—	(3)	(154)	—	(157)
Loss (income) from equity investees	(1,743)	(1,842)	2,758	—	—	827	—
Loss (income) from non- guarantor equity investees	—	—	—	(5,609)	—	5,609	—
Capital charge and intercompany interest allocation	—	—	(19,359)	18,809	550	—	—

Income (loss) before income taxes	1,743	1,739	1,246	(4,184)	7,529	(6,353)	1,720
Income tax provision (benefit)	65	(4)	(596)	(1,345)	2,016	2	138
Equity in earnings of unconsolidated affiliates	—	—	—	—	1,233	—	1,233

Income (loss) from continuing operations	1,678	1,743	1,842	(2,839)	6,746	(6,355)	2,815
Loss from discontinued operations	—	—	—	—	(1,137)	—	(1,137)

Net income (loss)	$1,678	$1,743	$1,842	$(2,839)	$5,609	$(6,355)	$1,678

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Six Months Ended May 27, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$43,246	$451,622	$140,785	$(11,332)	$624,321
Cost and expenses:
Cost of goods sold	—	—	23,746	279,398	83,130	(11,348)	374,926
Selling, general and administrative	—	—	4,051	162,392	40,179	—	206,622
Amortization expense	—	—	—	144	—	—	144
Royalty (income) expense, net	—	—	—	(9,320)	—	—	(9,320)

Income from operations	—	—	15,449	19,008	17,476	16	51,949
Interest expense	—	155	42,482	1,268	720	—	44,625
Refinancing and extinguishment of debt	—	—	2,925	—	—	—	2,925
Other (income) expense, net	—	—	—	(4)	(275)	—	(279)
Loss (income) from equity investees	(3,278)	(3,428)	6,001	—	—	705	—
Loss (income) from non- guarantor equity investees	—	—	—	(12,499)	—	12,499	—
Capital charge and intercompany interest allocation	—	—	(38,584)	37,436	1,148	—	—

Income (loss) before income taxes	3,278	3,273	2,625	(7,193)	15,883	(13,188)	4,678
Income tax provision (benefit)	364	(5)	(803)	(1,176)	4,285	—	2,665
Equity in earnings of unconsolidated affiliates	—	—	—	—	2,408	—	2,408

Income (loss) from continuing operations	2,914	3,278	3,428	(6,017)	14,006	(13,188)	4,421
Loss from discontinued operations	—	—	—	—	(1,507)	—	(1,507)

Net income (loss)	$2,914	$3,278	$3,428	$(6,017)	$12,499	$(13,188)	$2,914

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Six Months Ended May 27, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$26,623	$(24,306)	$11,540	$—	$13,857

Investing activities:
Purchase of property, plant and equipment	—	—	(199)	(5,338)	(1,104)	—	(6,641)
Proceeds from the sale of property, plant, and equipment	—	—	—	1,883	231	—	2,114
Net activity in investment in and advances from (to) subsidiaries and affiliates	(46)	—	17,115	(17,460)	391	—	—

Net cash provided by (used in) investing activities	(46)	—	16,916	(20,915)	(482)	—	(4,527)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	46	—	—	—	—	—	46
Repurchase of common stock	—	—	—	(188)	—	—	(188)
Proceeds from issuance of long term obligations	—	—	—	—	1,525	—	1,525
Repayments of long-term obligations	—	—	—	(631)	(1,462)	—	(2,093)
Repayment of senior secured notes	—	—	(36,050)	—	—	—	(36,050)
Debt issuance costs	—	—	(875)	—	—	—	(875)
Other	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	46	—	(36,925)	(819)	63	—	(37,635)

Effect of exchange rate changes on cash	—	—	—	—	1,531	—	1,531

Change in cash and equivalents	—	—	6,614	(46,040)	12,652	—	(26,774)
Cash and equivalents:
Beginning of period	1,655	—	9,123	50,170	47,027	—	107,975

End of period	$1,655	$—	$15,737	$4,130	$59,679	$—	$81,201

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

        The bedding market continued to see growth in the second quarter of fiscal 2012 for both innerspring and non-innerspring product at higher price points. As such, we have focused our recent product introductions on these areas to take advantage of this increased market activity. Specifically, we began shipping new products in the second quarter of fiscal 2012 including our Optimum by Sealy Posturepedic line which targets the luxury price points of the specialty sector of the bedding market and includes Opticool gel memory foam which is designed to provide a cooler feel than more traditional memory foam mattresses. Additionally, we began shipping our 2012 Sealy Brand collection which targets the value price points of the bedding market as this sector of the market continues to be more resilient.

        We are also exposed to inflationary pressures which can significantly impact the results of our operations. Specifically, our raw material costs are dependent upon the levels of certain commodity prices, particularly the price of steel and petroleum-based products. The cost of the components of polyurethane foam (TDI and Polyol) continued to rise through the second quarter of fiscal 2012 and are expected to experience double digit increases in the third quarter due to the timing of price increases from our suppliers. During the second quarter of fiscal 2012, the prices of steel scrap have remained relatively stable and this stability is expected to continue through the third quarter of fiscal 2012. The cost of polypropylene continues to experience significant decreases based on the drop in the price of petroleum-based feed stocks.

SECOND QUARTER 2012 HIGHLIGHTS

        Revenues for the second quarter of fiscal 2012 were $312.0 million, with income from operations of $26.0 million and net income from continuing operations of $2.8 million. These results were impacted by the following key items:

  •
  Our U.S. operations experienced net sales decreases of 5.2% while gross profit margins improved 2.5 percentage points as a percentage of net sales during the second quarter of fiscal 2012. These results were driven by slower sales of our Posturepedic product line which were partially offset by increased sales of our higher-priced Next Generation Stearns & Foster product line. The shift in mix from lower to higher priced product contributed to the improvement in domestic gross profit margins.

  •
  Our International operations experienced net sales increases of approximately 5.9%, coupled with gross profit margin decreases of 0.9 percentage points as a percentage of net sales. The increase in sales was distributed across all of our international business units. We experienced gross margin erosion in the Mexico and Canada markets.

  •
  Selling, general, and administrative expenses decreased $0.9 million to $106.5 million for the second quarter of fiscal 2012. As a percentage of net sales, these expenses increased to 34.1% of net sales in the second quarter of fiscal 2012 compared to 33.4% of net sales for the second quarter of fiscal 2011.

  •
  In the second quarter of fiscal 2011, we recognized significant expense associated with the launch of our Next Generation Posturepedic product line. The expense recognized during the second quarter of fiscal 2011 was $1.7 million greater than such expense in the second quarter of fiscal 2012.

  •
  In fiscal 2012, we began the launch of our Optimum by Sealy Posturepedic product line which incurred less product launch expense relative to the Posturepedic product line. However, in connection with this introduction, we increased our spending on national advertising by $2.5 million primarily for the Memorial Day holiday in the U.S.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended May 27, 2012 and May 29, 2011, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	May 27, 2012		May 29, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$312,031	100.0%	$321,296	100.0%
Cost of goods sold	185,011	59.3	196,222	61.1

Gross profit	127,020	40.7	125,074	38.9
Selling, general and administrative expenses	106,498	34.1	107,447	33.4
Amortization expense	72	—	72	—
Royalty income, net of royalty expense	(5,590)	(1.8)	(4,804)	(1.5)

Income from operations	26,040	8.4	22,359	7.0
Interest expense	22,465	7.2	21,666	6.7
Refinancing and extinguishment of debt	2,012	0.6	1,236	0.4
Other income, net	(157)	(0.1)	(102)	—

Income (loss) before income taxes	1,720	0.7	(441)	(0.1)
Income tax provision (benefit)	138	—	(568)	(0.2)
Equity in earnings of unconsolidated affiliates	1,233	0.4	623	0.2

Income from continuing operations	2,815	0.9	750	0.2
Loss from discontinued operations	(1,137)	(0.4)	(1,127)	(0.4)

Net income (loss)	$1,678	0.5%	$(377)	(0.2)%

Effective tax rate	8.0%		128.8%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	May 27, 2012	May 29, 2011
United States	77.0%	78.9%
Canada	14.7	13.9
Other	8.3	7.2

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the three months ended
	May 27, 2012		May 29, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	240,204	100.0	253,443	100.0
Cost of goods sold	142,125	59.2	156,342	61.7

Gross profit	98,079	40.8	97,101	38.3
Total International (U.S. Dollars):
Net sales	71,827	100.0	67,853	100.0
Cost of goods sold	42,886	59.7	39,880	58.8

Gross profit	28,941	40.3	27,973	41.2
Canada:
US Dollars:
Net sales	45,775	100.0	44,579	100.0
Cost of goods sold	27,395	59.8	26,476	59.4

Gross profit	18,380	40.2	18,103	40.6
Canadian Dollars:
Net sales	45,899	100.0	43,264	100.0
Cost of goods sold	27,472	59.9	25,697	59.4

Gross profit	18,427	40.1	17,567	40.6
Other International (U.S. Dollars):
Net sales	26,052	100.0	23,274	100.0
Cost of goods sold	15,491	59.5	13,404	57.6

Gross profit	10,561	40.5	9,870	42.4

  Quarter Ended May 27, 2012 compared with Quarter Ended May 29, 2011

        Net Sales.    Our consolidated net sales for the quarter ended May 27, 2012, were $312.0 million, a decrease of $9.3 million, or 2.9%, from the quarter ended May 29, 2011. This decrease was driven by lower sales volumes in our domestic market, partially offset by increases in our International markets. Total U.S. net sales were $240.2 million for the second quarter of fiscal 2012, a decrease of 5.2% from the second quarter of fiscal 2011. The U.S. net sales decrease, excluding the effects of third party sales from our component plants, was attributable to a 10.4% decrease in wholesale unit volume, partially offset by a 5.4% increase in wholesale average unit selling price. The decrease in unit volume is attributable to lower sales volumes for our Posturepedic beds. The increase in our average unit selling price was driven primarily by increases in all major innerspring lines and improved product mix related to the newly introduced Next Generation Stearns & Foster product line. International net sales increased $4.0 million, or 5.9%, from the second quarter of fiscal 2011 to $71.8 million. This increase was primarily due to increased sales in Argentina and Canada. In Canada, local currency sales increases of 6.1% translated into increases of 2.7% in U.S. dollars due to a weaker Canadian dollar. Local currency sales performance in Canada was driven by a 2.3% increase in unit volume, coupled with a 3.7% increase in average unit selling price. The increase in unit volume was attributable to strategic promotional events to drive higher unit volumes and market share. The increase in average unit selling price resulted from a shift in the mix of product sold to higher priced product from the value-oriented price point beds.

        Gross Profit.    Our consolidated gross profit for the quarter was $127.0 million, an increase of $1.9 million from the comparable prior year period. As a percentage of net sales, gross profit increased 1.8 percentage points to 40.7%. The increase in percentage of net sales was primarily due to an increase in gross profit margin in our U.S. operations, which was partially offset by decreases in gross profit margin in our Mexico and Canada operations. U.S. gross profit margin increased 2.5 percentage points to 40.8% of net sales. The increase in the U.S. gross profit percentage was due, in part, to advances made in the manufacturing processes, which resulted in a 1.3 percentage point increase in U.S. gross profit margin. A reduction in product launch costs compared to those experienced in the second quarter of fiscal 2011 for our Next Generation Posturepedic product, contributed an additional 1.3 percentage point increase in U.S. gross profit margin. We also saw an improvement of 1.0 percentage points in U.S. gross profit margin due to improved pricing and a shift in the mix of our product sales to higher priced Next Generation Stearns & Foster products in the second quarter of fiscal 2012. These improvements were partially offset by the deleveraging of costs on lower unit volume. In local currency, the gross profit margin in Canada was 40.1% as a percentage of net sales, which represents a decrease of 0.5 percentage points. This decrease was primarily driven by the impact of higher raw material costs.

        Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $0.9 million to $106.5 million for the second quarter of fiscal 2012 compared to $107.4 million for the second quarter of fiscal 2011. As a percentage of net sales, selling, general, and administrative expenses were 34.1% for the second quarter of fiscal 2012 compared with 33.4% for the second quarter of fiscal

2011. The primary changes in selling, general and administrative expenses between the second quarter of fiscal 2012 and 2011 were as follows:

(Increase) / Decrease
Outbound delivery	$0.5
Cooperative advertising/promotional costs	5.1
Bad debt	0.4

Volume driven variable expenses	6.0
Product launch costs	1.7
National advertising	(2.5)
Incentive compensation and defined contribution expense	(2.3)
Other	(2.4)

Fixed operating expenses	(5.5)
Non-cash compensation	0.6
Other	(0.2)

Total selling, general and administrative expense change	$0.9

        Decreases in our product launch, cooperative advertising and promotional costs are primarily the result of a decrease in the level of spending and promotional programs offered on the Next Generation Posturepedic as compared to the level of spending and promotional programs offered in the second quarter of fiscal 2011. In addition, the decrease in cooperative advertising and promotional costs has been impacted by an overall reduction in spending on such programs in fiscal 2012. During the second quarter of fiscal 2012, the Company increased its level of spending for national advertising in connection with the promotion of its new Optimum by Sealy Posturepedic line of products in connection with the Memorial Day holiday in the U.S., which has driven increases in the related expense. Additionally, incentive compensation and defined contribution expense has increased based on the change in our projected achievement of the associated incentive targets relative to the prior year.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, was $5.6 million for the three months ended May 27, 2012, an increase of $0.8 million from the prior year period due to increases in royalties earned for international licenses, which includes the effects of the collection of certain balances previously reserved, partially offset by reductions in domestic royalties.

        Interest Expense.    Our consolidated interest expense for the second quarter of fiscal 2012 remained relatively consistent with the prior year period. Our net weighted average borrowing cost was 11.3% and 10.9% for the three months ended May 27, 2012 and May 29, 2011, respectively. Our net weighted average borrowing cost was unfavorably impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes. Our cash interest expense for the second quarter of fiscal 2012 decreased due to the continued redemptions of our outstanding Senior Notes.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the three month periods ended May 27, 2012 and May 29, 2011:

	Three Months Ended:
	May 27, 2012	May 29, 2011
Cash interest expense	$14,993	$15,419
Non-cash interest expense	7,472	6,247

	$22,465	$21,666

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended May 27, 2012 was 8.0% compared to 128.8% for the three months ended May 29, 2011. The effective rate for the fiscal 2012 period was lower than the fiscal 2011 period primarily due to the release of liabilities related to uncertain tax positions and the impact of the permanent tax differences. The most significant permanent tax difference relates to the non-deductible interest on the Company's Convertible Notes.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures increased by $0.6 million from the second quarter of fiscal 2011 primarily due to increased profitability in the New Zealand and China markets.

        Discontinued Operations.    During the fourth quarter of fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy. Also during the fourth quarter of fiscal 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and accordingly, we have reclassified the results of operations and any losses resulting from disposition for all periods presented to reflect them as such. Amounts recognized in the second quarter of fiscal 2012 primarily include charges related to the settlement of certain outstanding contingencies related to the sale of the European business unit which resulted in the recognition of an additional $0.9 million of expense.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the six months ended May 27, 2012 and May 29, 2011, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the six months ended:
	May 27, 2012		May 29, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$624,321	100.0%	$626,825	100.0%
Cost of goods sold	374,926	60.1	383,247	61.1

Gross profit	249,395	39.9	243,578	38.9
Selling, general and administrative expenses	206,622	33.1	211,181	33.7
Amortization expense	144	—	144	—
Royalty income, net of royalty expense	(9,320)	(1.5)	(9,775)	(1.6)

Income from operations	51,949	8.3	42,028	6.8
Interest expense	44,625	7.1	43,374	6.9
Refinancing and extinguishment of debt	2,925	0.5	1,236	0.2
Other income, net	(279)	—	(207)	—

Income (loss) before income taxes	4,678	0.7	(2,375)	(0.3)
Income tax provision (benefit)	2,665	0.4	(1,777)	(0.3)
Equity in earnings of unconsolidated affiliates	2,408	0.4	1,478	0.2

Income (loss) from continuing operations	4,421	0.7	880	0.1
Loss from discontinued operations	(1,507)	(0.2)	(2,159)	(0.3)

Net income (loss)	$2,914	0.5%	$(1,279)	(0.2)%

Effective tax rate	57.0%		74.8%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Six Months Ended:
	2012	2011
United States	77.0%	78.5%
Canada	14.9	14.1
Other	8.1	7.4

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the six months ended:
	May 27, 2012		May 29, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	480,552	100.0	492,187	100.0
Cost of goods sold	289,511	60.2	304,516	61.9

Gross profit	191,041	39.8	187,671	38.1
Total International (U.S. Dollars):
Net sales	143,769	100.0	134,638	100.0
Cost of goods sold	85,415	59.4	78,731	58.5

Gross profit	58,354	40.6	55,907	41.5
Canada:
US Dollars:
Net sales	92,843	100.0	88,085	100.0
Cost of goods sold	55,090	59.3	51,777	58.8

Gross profit	37,753	40.7	36,308	41.2
Canadian Dollars:
Net sales	93,821	100.0	86,770	100.0
Cost of goods sold	55,679	59.3	50,989	58.8

Gross profit	38,142	40.7	35,781	41.2
Other International (U.S. Dollars):
Net sales	50,926	100.0	46,553	100.0
Cost of goods sold	30,325	59.5	26,954	57.9

Gross profit	20,601	40.5	19,599	42.1

  Six Months Ended May 27, 2012 compared with Six Months Ended May 29, 2011

        Net Sales.    Our consolidated net sales for the six months ended May 27, 2012, were $624.3 million, a decrease of $2.5 million, or 0.4%, from the six months ended May 29, 2011. This decrease was driven by lower unit sales in our domestic market partially offset by increases in the international markets. Total U.S. net sales were $480.6 million for the first half of fiscal 2012, a decrease of 2.4% from the first half of fiscal 2011. The U.S. net sales decrease, excluding the effects of third party sales from our component plants, was attributable to a 7.3% decrease in wholesale unit volume partially offset by a 4.7% increase in wholesale average unit selling price. The decrease in unit volume is attributable to lower sales volumes for our Posturepedic and Sealy branded beds. The increase in our average unit selling price was primarily driven by price increases enacted in the latter half of fiscal 2011 and a disproportionate increase in sales of our newly introduced Next Generation Stearns & Foster product line. International net sales increased $9.1 million, or 6.8%, from the first half of fiscal 2011 to $143.8 million. This increase was primarily due to increased sales in Canada coupled with stronger sales performance in our Argentina and Mexico markets. In Canada, local currency sales increases of 8.1% translated into increases of 5.4% in U.S. dollars due to a weaker Canadian dollar. Local currency sales performance in Canada was driven by a 8.8% increase in unit volume, partially offset by a 0.6% decrease in average unit selling price. The increase in unit volume was attributable to strategic promotional events to drive higher unit volumes and market share, while the decrease in average unit selling price was driven by increased floor sample discounts.

        Gross Profit.    Our consolidated gross profit for the six months ended May 27, 2012 was $249.4 million, an increase of $5.8 million from the comparable prior year period. As a percentage of net sales, gross profit increased 1.0 percentage points to 39.9%. The increase in percentage of net sales was primarily due to an increase in gross profit margin in our U.S. and international operations. U.S. gross profit margin increased 1.7 percentage points to 39.8% of net sales. The increase in the U.S. gross profit percentage was due primarily to improved pricing and a shift in the mix of our product sales to higher priced Next Generation Stearns & Foster products, which resulted in an improvement in our gross profit percentage by approximately 1.7 percentage points. A reduction in product launch costs compared to those experienced in the second quarter of fiscal 2011 for our Next Generation Posturepedic product contributed an additional 1.2 percentage point improvement in U.S. gross profit margin. Additionally, advances made in the manufacturing processes resulted in a 0.7 percentage point increase in U.S. gross profit margin. These improvements were partially offset by the deleveraging of costs on lower unit volume. The gross profit margin in Canada was 40.7% as a percentage of net sales, which represents a decrease of 0.5 percentage points. This decrease was primarily driven by the impact of the decrease in average unit selling price discussed above.

        Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $4.6 million to $206.6 million for the first half of fiscal 2012 compared to $211.2 million for the first half of fiscal 2011. As a percentage of net sales, selling, general, and administrative expenses were 33.1% for the first half of fiscal 2012 compared with 33.7% for the first half of fiscal 2011. The primary changes in selling, general, and administrative expenses between the first half of fiscal 2012 and 2011 were as follows:

(Increase) / Decrease
Outbound delivery	$(0.3)
Cooperative advertising/promotional costs	5.2
Bad debt	1.5

Volume driven variable expenses	6.4
Product launch costs	2.2
National advertising	(1.4)
Incentive compensation and defined contribution expense	(2.2)
Other	(1.1)

Fixed operating expenses	(2.5)
Non-cash compensation	1.0
Other	(0.3)

Total selling, general and administrative expense change	$4.6

        Decreases in our product launch, cooperative advertising and promotional costs are primarily the result of a decrease in the level of spending and promotional programs offered on the Next Generation Posturepedic as compared to the level of spending and promotional programs offered in the first half of fiscal 2011. In addition, the decrease in cooperative advertising and promotional costs has been driven, in part, by an overall reduction in spending on such programs in fiscal 2012. During the first half of fiscal 2012, the Company increased its level of spending for national advertising in connection with the promotion of its new Optimum by Sealy Posturepedic line of products in connection with the Memorial Day holiday in the U.S., which has driven increases in the related expense. Additionally, incentive compensation and defined contribution expense has increased in the first half of fiscal 2012 based on the change in our projected achievement of the associated incentive targets relative to the prior year.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, was $9.3 million for the six months ended May 27, 2012, a decrease of $0.5 million compared to the prior year period which has been driven primarily by reductions in income from domestic licensees partially offset by stronger performance by international licensees.

        Interest Expense.    Our consolidated interest expense for the first half of fiscal 2012 remained relatively consistent with the prior year period. Our net weighted average borrowing cost was 11.4% and 10.9% for the six months ended May 27, 2012 and May 29, 2011, respectively. Our net weighted average borrowing cost was unfavorably impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the six month periods ended May 27, 2012 and May 29, 2011:

	Six Months Ended:
	May 27, 2012	May 29, 2011
Cash interest expense	$30,041	$30,984
Non-cash interest expense	14,584	12,390

	$44,625	$43,374

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the six months ended May 27, 2012 was 57.0% compared to 74.8% for the six months ended May 29, 2011. The effective rate for the fiscal 2012 period was lower than the fiscal 2011 period primarily due to the release of liabilities related to uncertain tax positions and the impact of the permanent tax differences, the primary one of which relates to the non-deductible interest on the Company's Convertible Notes.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures have increased by $0.9 million from the first half of fiscal 2011 primarily due to increased profitability in the New Zealand and China markets.

        Discontinued Operations.    During the fourth quarter of fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy. Also during the fourth quarter of fiscal 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and accordingly, we have reclassified the results of operations and any losses resulting from disposition for all periods presented to reflect them as such. Amounts recognized in the first half of fiscal 2012 primarily include charges related to the settlement of certain outstanding contingencies related to the sale of the European business unit which resulted in the recognition of an additional $0.9 million of expense.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal source of funds is cash flows from operations. However, we also have the ability to borrow under our asset-based revolving credit facility (the "Amended ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $6.6 million for the six months ended May 27, 2012. We expect total 2012 capital expenditures to be approximately $20.0 to $25.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, machinery and equipment, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At May 27, 2011, the Company had approximately $59.3 million available under the Amended ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $15.2 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the Amended ABL Revolver is determined based on our U.S. accounts receivable and inventory balances. Our net weighted average borrowing cost was 11.4% and 10.9% for the six months ended May 27, 2012 and May 29, 2011, respectively.

        As of June 19, 2012, we had $3.5 million of borrowings outstanding under the Amended ABL Revolver. Due to the lower available interest rates on this facility, we plan to periodically borrow on this facility in future periods. Further, as discussed in Note 20 to the Condensed Consolidated Financial Statements, we entered into a revolving credit agreement with Comfort Revolution International, LLC which is a joint venture between the Company and Comfort Revolution, LLC through which we are obligated to provide financing of up to $20.0 million. This obligation may also impact our borrowings on our Amended ABL Revolver in future periods.

        Approximately $59.7 million of our outstanding cash balance at May 27, 2012 was held in foreign jurisdictions. While we are not prohibited from repatriating these funds to the U.S., the cost of doing so may be significant depending upon the prevailing tax rates. However, since we have the intent and ability to reinvest these earnings, we have not provided for income taxes against the earnings of these subsidiaries

  Debt

        On May 9, 2012, the Company amended its existing senior secured asset-based revolving credit facility to extend the terms of this facility until May 2017 and amend certain other provisions. In addition to the extension of the maturity date, the amendment to the facility provides for an increase in the available accordion feature on the facility which, if exercised, can increase the total principal amount to $150.0 million. Further, the amendment provides an adjustment to the interest margins which both reduced the margin rates and provides a feature through which they adjust based on the availability under the facility. In connection with this amendment, we incurred charges of $1.0 million which have been recorded as a component of deferred debt issuance costs and will be amortized over the remaining maturity of the agreement as a component of interest expense.

        During the three and six months ended May 27, 2012, we redeemed $25.0 million and $35.0 million, respectively, of our outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. We incurred expenses of $2.1 million and $2.9 million for the three and six months ended May 27, 2012 in connection with these redemptions related to the payment of premiums and write off of unamortized original issue discount and debt issuance costs.

        Our outstanding debt primarily consists of the following: 1) the Amended ABL Revolver that currently provides commitments of up to $100.0 million maturing in May 2017, which bears interest at our choice of either a base rate (determined by reference to the highest of three rates as defined by the Amended ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin between 0.75% and 1.75% for base rate loans and 1.75% and 2.25% for LIBOR loans; 2) $350.0 million in original aggregate principal amount of senior secured notes due April 2016 (the "Senior Notes"), which bear interest at 10.875% per annum payable semi-annually; 3) $177.1 million in initial aggregate principal amount of senior secured convertible PIK notes due July 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and bear interest at

8.00% per annum payable semi-annually in the form of additional Convertible Notes; and 4) an original $314 million aggregate principal amount of senior subordinated notes due June 15, 2014 (the "2014 Notes"), which bear interest at 8.25% per annum payable semi-annually.

        At May 27, 2012 there were no amounts outstanding under the Amended ABL Revolver. The Company did not borrow any amounts under the Amended ABL Revolver during the second quarter of fiscal 2012. The outstanding principal and carrying amounts at May 27, 2012 related to our outstanding notes are as follows:

	Principal Amount	Carrying Amount
Senior notes due 2016(1)	270,000	262,911
Convertible notes due 2016(2)	212,596	189,245
Senior subordinated notes due 2014	268,945	268,945

(1)
The carrying value of the Senior Notes gives effect to an unamortized original issue discount of $7.1 million.

(2)
The carrying value of the Convertible Notes includes accrued PIK interest and the effects of the accounting for the beneficial conversion features that were recognized upon each of the January 15 and July 15 interest payment dates since their issuance. See Note 9 of our Consolidated Financial Statements included in Item 8 for further details.

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our Amended ABL Revolver. The Amended ABL Revolver provides for revolving credit financing, subject to borrowing base availability. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 75% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the security agents for the facility.

        At May 27, 2012, the Company was in compliance with the covenants contained within its Amended ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which may from time to time include the redemption or repurchase of additional portions or all of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of May 27, 2012, we have repurchased shares for $16.3 million under this program, none of which was repurchased during the second quarter of fiscal 2012. From May 29, 2012 through June 19, 2012, we did not repurchase any additional shares under this program.

        Our Convertible Notes contain a provision through which we are able to terminate the conversion rights on or after July 15, 2012 if (i) the closing sale price of our common stock equals or exceeds 250% of the conversion price then in effect for at least 20 days prior and (ii) our ratio of Net Debt to Adjusted EBITDA is less than 3.4 to 1.0. As of May 27, 2012, neither of these conditions was met and we will not be able to exercise this provision of the Convertible Notes agreement in the third quarter of fiscal 2012. In the event that these provisions are able to be exercised in future periods, we would recognize the remaining unamortized discount related to the beneficial conversion features as a component of interest expense within our Condensed Consolidated Statement of Operations. As of May 27, 2012, the remaining unamortized discount related to the beneficial conversion features was $29.6 million.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $1.7 million during the next twelve months, with $1.4 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our Amended ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our Senior Notes, 2014 Notes or the Convertible Notes during that time.

  Dividend

        Our Amended ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the Amended ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement in our Amended ABL Revolver agreement as of May 27, 2012, our ability to pay a dividend to our common shareholders is currently limited to $30.0 million under our note indentures and we do not currently expect a dividend will be declared in the third quarter of fiscal 2012.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Six Months Ended:
	May 27, 2012	May 29, 2011
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$13,857	$(7,646)
Investing activities	(4,527)	(13,217)
Financing activities	(37,635)	(10,828)
Effect of exchange rate changes on cash	1,531	1,728

Change in cash and cash equivalents	(26,774)	(29,963)
Cash and cash equivalents:
Beginning of period	107,975	109,255

End of period	$81,201	$79,292

  Six Months Ended May 27, 2012 Compared With Six Months Ended May 29, 2011

        Cash Flows from Operating Activities.    Our cash flow from operations increased $21.5 million to a source of cash of $13.9 million for the six months ended May 27, 2012 from a use of cash of $7.6 million for the six months ended May 29, 2011. The increase in cash flows from operations for the six months ended May 27, 2012 compared to the same prior year period was primarily driven by higher net income coupled with a decreased use of working capital during the first half of fiscal 2012.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the six months ended May 27, 2012 were $4.5 million as compared to net cash used in investing activities of $13.2 million for the six months ended May 29, 2011. This difference of $8.7 million is primarily due to lower capital expenditures in the first half of fiscal 2012 coupled with approximately $1.7 million of proceeds received from the sale of our existing Phoenix, Arizona facility as we are relocating to a leased facility in that area.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the six months ended May 27, 2012 was $37.6 million compared with cash used in financing activities of $10.8 million for the six months ended May 29, 2011. This change was primarily driven by $35.0 million of Senior Note redemptions in the first half of fiscal 2012 compared with $10.0 million of Senior Note redemptions in the first half of fiscal 2011.

  Income Taxes

        A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following May 27, 2012. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants, but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our Amended ABL Revolver.

        Our Amended ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.0 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 12.5% of the borrowing base under the Amended ABL Revolver and 2) $10.0 million. As of May 27, 2012, we were not in a period of minimum availability and did not have any outstanding borrowings under the Amended ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the Amended ABL Revolver. The fixed charge coverage ratio is defined by the Amended ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our Amended ABL Revolver requires us to meet either (i) an excess availability test of $20.0 million, or (ii) (a) an excess availability of at least the greater of (x) 17.5% of the lesser of total commitments and the borrowing base and (y) $15.0 million and (b) a minimum fixed charge coverage test of 1.10 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the Amended ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At May 27, 2012, Adjusted EBITDA less cash taxes paid and unfinanced capital expenditures was $109.5 million. Fixed charges as calculated under the terms of the Amended ABL Revolver agreement were $58.6 million. This results in a fixed charge coverage ratio of 1.87 to 1.00 at May 27, 2012 under the terms of the Amended ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and 2014 Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At May 27, 2012, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and 2014 Notes were $80.7 million, resulting in a fixed charge coverage ratio of 1.64 to 1.00.

        Although we meet the minimum fixed charge coverage ratio requirements contained in our Amended ABL Revolver agreement, we do not meet the minimum fixed charge coverage ratio contained in the indentures governing the Senior Notes, Convertible Notes and 2014 Notes as of May 27, 2012. As such, Sealy Mattress Company and its subsidiaries are limited in their ability to incur additional new indebtedness and make certain restricted payments, including dividends or equity distributions other than pursuant to specified exceptions. We do not believe that these restrictions will impact our liquidity or our ability to meet our ongoing capital needs.

        The covenants contained within our debt agreements are based on what we refer to herein as "Adjusted EBITDA". In the senior debt agreements, Adjusted EBITDA is defined as net income plus interest, taxes, depreciation and amortization adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance. Adjusted EBITDA is presented herein as it is a material component of these covenants. Additionally, management uses Adjusted EBITDA to evaluate the Company's operating performance and we believe that this measure provides useful incremental information to investors regarding our operating performance. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants. Further, the allowable adjustments to Adjusted EBITDA can differ between debt agreements. Such differences relate primarily to the inclusion of amounts related to our joint ventures.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended May 27, 2012 and May 29, 2011:

	Three Months Ended:		Six Months Ended:
	May 27, 2012	May 29, 2011	May 27, 2012	May 29, 2011
	(in thousands)		(in thousands)
Net income (loss)	$1,678	$(377)	$2,914	$(1,279)
Interest expense	22,465	21,666	44,625	43,374
Income taxes	138	(568)	2,665	(1,777)
Depreciation and amortization	6,142	6,208	12,200	12,262

	30,423	26,929	62,404	52,580
Adjustments for debt covenants:
Refinancing charges	2,012	1,236	2,925	1,236
Non-cash compensation	2,271	2,894	4,767	5,773
KKR consulting fees	130	293	284	659
Discontinued operations	1,137	1,127	1,507	2,159
Other (various)(a)	37	337	495	413

Adjusted EBITDA	$36,010	$32,816	$72,382	$62,820

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

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. For a more detailed discussion of these factors see the information under the caption "Risk Factors" herein, and in "Item 1A. Risk Factors" in the Company's most recent Annual Report on Form 10-K. In addition, please also see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in the Company's most recent Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The information appearing below relating to our market risk sensitive instruments by major category should be read in conjunction with the related disclosure contained in the management's discussion and analysis section of our Annual Report on Form 10-K (File No. 001-08738).

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.5 million and $1.1 million impact on our financial position for the three and six months ended May 27, 2012, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At May 27, 2012, we had outstanding forward foreign currency contracts to sell a total of 23.3 million Canadian dollars for U.S. dollars. The expiration dates for the Canadian dollar contracts range from June 2012 to February 2013. At May 27, 2012, the fair value of these contracts was a net asset of an insignificant amount. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        Based on the amount of variable-rate debt outstanding at May 27, 2012, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        Commodity risks for steel are expected to be minimal for the third quarter of fiscal 2012. However, we expect to experience double digit inflation on polyurethane prices due to price increases enacted by our suppliers. During the second quarter of fiscal 2012, the prices of polyurethane foam remained above prior year levels as the prices of TDI and Polyol remained in line with petroleum pricing. We periodically enter into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts are entered into in the normal course of business. From time to time we also hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent upon a single supplier for the visco elastic components and assembly of our Embody and Optimum by Sealy Posturepedic product lines. A disruption in the supply of these products and services could adversely affect our operations.

        We are dependent upon a single supplier for certain structural components and assembly of our Embody and Optimum by Sealy Posturepedic specialty product lines. These products are purchased under a supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier. If we experience a loss or disruption in our supply of these products, we may have difficulty sourcing substitute components on terms favorable to us. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability. The related product in which these components and assembly processes are used does not represent a significant portion of our overall sales.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows information regarding our repurchases of the Company's common stock during the second quarter of fiscal 2012:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
February 27 - March 25, 2012	73,907	$1.60	—	$83,746,985
March 26 - April 22, 2012	28,278	2.20	—	83,746,985
April 23 - May 27, 2012	—	—	—	83,746,985

Total	102,185		—

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

        Subsequent to May 27, 2012 through June 19, 2012, 1.5 million shares of Sealy Corporation common stock were surrendered by participants in the Company's 2004 Stock Option Plan to cover the individuals' minimum tax withholding obligations related to the vesting of certain restricted stock units that were granted on June 12, 2009.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    Mine Safety Disclosures.

  None

Item 5.    Other Information

        Based on a shareholder question regarding disclosure of fees paid in connection with the Company's 2009 refinancing transactions, Sealy conducted a review which concluded that all fees were properly reflected in Sealy's financial statements for the 2009 fiscal year. However, certain details regarding fees paid to affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") for their participation in those transactions had not been included in Sealy's related party transaction disclosure for fiscal 2009. As a result, Sealy is providing additional information below with respect to those fees.

        The aggregate amount of fees paid to all third parties with respect to the 2009 refinancing transactions was $27.6 million, which amount was properly reflected in Sealy's financial statements for the 2009 fiscal year, including a $1.0 million fee paid to Sealy Holding, LLC, a company through which KKR's ownership in Sealy is held, for providing a $177.1 million forward purchase commitment relating to Sealy's convertible notes rights offering. Of the remaining total fees, the following amounts paid to affiliates of KKR were not included in Sealy's related party disclosure for fiscal 2009: (i) a $2.2 million fee paid to KKR Capital Markets in its role as underwriter of Sealy's $350 million first lien notes offering and (ii) a $2.0 million structuring fee paid to KKR Capital Markets as a lead arranger of all of the May 2009 refinancing transactions, including the convertible notes rights offering, the first lien notes and a new asset-based revolving credit facility. In addition, Sealy paid $1.4 million of fees to financial and legal advisors that provided services to KKR and its affiliates in connection with the 2009 refinancing transactions.

        Payment of each of these amounts was evaluated and approved at the time of the refinancing by the independent directors serving on Sealy's audit committee, assisted by independent legal counsel and financial advisors. The audit committee concluded that the fees paid to affiliates of KKR in connection with the refinancing were appropriate and reasonable, taking into account KKR's role in the transaction and other information available to it at the time of determination. In addition, Sealy management believes the additional fee information is not material to a user of its financial statements as it does not impact the reported financial results of any prior period and since the fees were no higher than to those that would have been paid to other arrangers and underwriters for similar services in connection with the transaction in the normal course of business. Following completion of the review, Sealy believes that all material related party transactions required to be disclosed have been appropriately disclosed.

Item 6.    Exhibits

10.1	Credit Agreement, dated May 9, 2012, among Sealy Mattress Company, as Borrower, Sealy Mattress Corporation as Holdings and a Guarantor, Sealy Corporation, as Parent, the Several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, J.P. Morgan Securities LLC, GE Capital Markets and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Mizuho Corporate Bank, Ltd., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Sealy Corporation's Current Report on Form 8-K filed on May 11, 2012).
†31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
†31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
†32	Certification pursuant to 18 U.S.C. Section 1350.
†101.1
The following financial information from Sealy Corporation's Quarterly Report on Form 10-Q for the quarter ended May 27, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended May 27, 2012 and May 29, 2011, (ii) the Condensed Consolidated Balance Sheets as of May 27, 2012 and November 27, 2011, (iii) the Condensed Consolidated Statement of Stockholders' Deficit for the six months ended May 27, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended May 27, 2012 and May 29, 2011 and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: June 26, 2012

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets May 27, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended May 27, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended May 29, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended May 27, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Six Months Ended May 29, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended May 27, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Six Months Ended May 29, 2011 (in thousands)
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