Form 10-Q
period 2012-08-26
SEALY CORP
filed 2012-09-28
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 26, 2012
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

        The number of shares of the registrant's common stock outstanding as of September 20, 2012 is approximately: 104,082,411.

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY CORPORATION

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 26, 2012	August 28, 2011
Net sales	$365,434	$334,067
Cost of goods sold	217,229	197,067

Gross profit	148,205	137,000
Selling, general and administrative expenses	120,632	104,127
Amortization expense	73	73
Royalty income, net of royalty expense	(5,105)	(5,021)

Income from operations	32,605	37,821
Interest expense	20,929	21,935
Refinancing and extinguishment of debt	416	28
Other income, net	(131)	(130)

Income before income taxes	11,391	15,988
Income tax provision	12,156	9,556
Equity in earnings of unconsolidated affiliates	875	1,057

Income from continuing operations	110	7,489
Loss from discontinued operations	(307)	(891)

Net (loss) income	(197)	6,598
Net loss attributable to noncontrolling interests	91	—

Net (loss) income attributable to common shareholders	$(106)	$6,598

Earnings (loss) per common share attributable to common shareholders—Basic
Income from continuing operations per common share	$—	$0.07
Loss from discontinued operations per common share	—	—

Earnings (loss) per common share attributable to common shareholders—Basic	$—	$0.07

Earnings (loss) per common share attributable to common shareholders—Diluted
Income from continuing operations per common share	$—	$0.04
Loss from discontinued operations per common share	—	—

Earnings (loss) per common share attributable to common shareholders—Diluted	$—	$0.04

Weighted average number of common shares outstanding:
Basic	103,534	100,334
Diluted	109,800	308,566

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Operations (Continued)

(in thousands, except per share data)

(unaudited)

	Nine Months Ended
	August 26, 2012	August 28, 2011
Net sales	$989,755	$960,892
Cost of goods sold	592,155	580,314

Gross profit	397,600	380,578
Selling, general and administrative expenses	327,254	315,308
Amortization expense	217	217
Royalty income, net of royalty expense	(14,425)	(14,796)

Income from operations	84,554	79,849
Interest expense	65,554	65,309
Refinancing and extinguishment of debt	3,341	1,264
Other income, net	(410)	(337)

Income before income taxes	16,069	13,613
Income tax provision	14,821	7,779
Equity in earnings of unconsolidated affiliates	3,283	2,535

Income from continuing operations	4,531	8,369
Loss from discontinued operations	(1,814)	(3,050)

Net income	2,717	5,319
Net loss attributable to noncontrolling interests	91	—

Net income attributable to common shareholders	$2,808	$5,319

Earnings per common share attributable to common shareholders—Basic
Income from continuing operations per common share	$0.05	$0.08
Loss from discontinued operations per common share	(0.02)	(0.03)

Earnings per common share attributable to common shareholders—Basic	$0.03	$0.05

Earnings per common share attributable to common shareholders—Diluted
Income from continuing operations per common share	$0.04	$0.08
Loss from discontinued operations per common share	(0.02)	(0.01)

Earnings per common share attributable to common shareholders—Diluted	$0.02	$0.07

Weighted average number of common shares outstanding:
Basic	101,849	98,725
Diluted	109,329	304,659

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	August 26, 2012	November 27, 2011
ASSETS
Current assets:
Cash and equivalents	$88,833	$107,975
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2012—$31,390; 2011—$30,104)	177,954	126,494
Inventories	70,819	57,002
Other current assets	21,345	29,275
Deferred income tax assets	21,770	21,349

Total current assets	380,721	342,095

Property, plant and equipment	418,124	406,115
Less accumulated depreciation	(253,445)	(239,370)

	164,679	166,745

Goodwill	363,305	361,026
Intangible assets, net	16,001	1,116
Deferred income tax assets	1,377	1,772
Other assets, including debt issuance costs, net	45,426	46,440

	426,109	410,354

Total assets	$971,509	$919,194

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations	$2,324	$1,584
Accounts payable	96,184	68,774
Accrued incentives and advertising	29,267	26,038
Accrued compensation	26,224	17,601
Accrued interest	15,369	14,074
Other accrued liabilities	32,516	28,426

Total current liabilities	201,884	156,497

Long-term obligations, net of current portion	758,204	790,297
Other liabilities	51,927	52,415
Deferred income tax liabilities	326	549
Redeemable noncontrolling interest	12,131	—
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 600,000 shares Issued and outstanding: 2012—104,066; 2011—100,916	1,043	1,010
Additional paid-in capital	953,598	935,512
Treasury stock, at cost: 2012—102; 2011—0	(180)	—
Accumulated deficit	(1,013,769)	(1,016,577)
Accumulated other comprehensive income (loss), net	6,345	(509)

Total stockholders' deficit	(52,963)	(80,564)

Total liabilities and stockholders' deficit	$971,509	$919,194

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statement of Stockholders' Deficit

(in thousands)

(unaudited)

		Common Stock					Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
		Shares	Amount					Total
Balance at November 27, 2011		100,916	$1,010	$935,512	$—	$(1,016,577)	$(509)	$(80,564)
Net income attributable to common shareholders	2,808					2,808		2,808
Foreign currency translation adjustment	7,623						7,623	7,623
Adjustment to defined benefit plan liability, net of tax of $243	335						335	335
Change in fair value of cash flow hedges, net of tax of $704	(1,104)						(1,104)	(1,104)
Share-based compensation				6,566				6,566
Exercise of stock options		40	2	62				64
Vesting of restricted share units, net		3,110	31	(2,938)				(2,907)
Treasury shares repurchased				180	(180)			—
Excess tax benefit on share based awards				(552)				(552)
Beneficial conversion features on Convertible Paid in Kind Notes				14,768				14,768

Balance at August 26, 2012	$9,662	104,066	$1,043	$953,598	$(180)	$(1,013,769)	$6,345	$(52,963)

See accompanying notes to Condensed Consolidated Financial Statements.

SEALY CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	August 26, 2012	August 28, 2011
Operating activities:
Net income	$2,717	$5,319
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	18,753	18,001
Deferred income taxes	348	946
Amortization of deferred gain on sale-leaseback	(260)	(515)
Paid in kind interest on convertible notes	17,064	14,551
Amortization of discount on new senior secured notes	1,250	1,101
Amortization of debt issuance costs and other	3,139	3,511
Impairment charges	—	288
Share-based compensation	6,566	9,239
Loss (gain) on sale of assets	197	(30)
Write-off of debt issuance costs related to debt extinguishments	1,862	643
Loss on repurchase of senior notes	1,050	300
Dividends received from unconsolidated affiliates	2,500	1,011
Equity in earnings of unconsolidated affiliates	(3,283)	(2,535)
Loss on disposition of subsidiary	—	206
Other, net	(2,252)	(532)
Changes in operating assets and liabilities:
Accounts receivable	(45,686)	(29,787)
Inventories	(20,201)	(1,224)
Other current assets	6,554	(2,750)
Other assets	482	2,361
Accounts payable	25,321	9,255
Accrued expenses	15,101	(20,338)
Other liabilities	180	(2,159)

Net cash provided by operating activities	31,402	6,862

Investing activities:
Purchase of property, plant and equipment	(10,011)	(17,692)
Acquisition of Comfort Revolution, inclusive of cash acquired of $159	159	—
Proceeds from sale of property, plant and equipment	2,544	24

Net cash used in investing activities	(7,308)	(17,668)

Financing activities:
Proceeds from issuance of long-term obligations	1,269	2,568
Repayments of long-term obligations	(9,009)	(3,882)
Repayment of senior secured notes, including premium of $1,050	(36,050)	(10,300)
Repurchase of common stock associated with vesting of employee share-based awards	(2,905)	(3,674)
Exercise of employee stock options	62	621
Debt issuance costs	(1,120)	(147)
Other	—	(34)

Net cash used in financing activities	(47,753)	(14,848)

Effect of exchange rate changes on cash	4,517	2,333

Change in cash and equivalents	(19,142)	(23,321)
Cash and equivalents:
Beginning of period	107,975	109,255

End of period	$88,833	$85,934

Noncash investing transaction:
Investment in Comfort Revolution	$10,000	$—
Inventory items transferred to property, plant and equipment	$8,454	$—

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

        At August 26, 2012, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 44.8% of the issued and outstanding common stock of the Company.

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

  Principles of Consolidation

        The Company evaluates, at inception, each investment to determine if it qualifies as a variable interest entity ("VIE") under the authoritative guidance for consolidations. A variable interest entity is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support is activities without additional subordinated financial support. Upon the occurrence of certain events outlined in the FASB's consolidation guidance, the Company reassesses its initial determination of whether the investment is a VIE.

        The Company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreement that define ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary. When the Company is determined to be the primary beneficiary, the VIE is consolidated. As required by the Financial Accounting Standard Board's (the "FASB") consolidation guidance, the assessment of whether the Company is the primary beneficiary of the VIE is continuously performed.

        On June 13, 2012, the Company acquired a 45% ownership interest in Comfort Revolution International, LLC ("Comfort Revolution"), a joint venture with Comfort Revolution, LLC ("CR

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Member"). Upon review of the FASB authoritative guidance for consolidation, the Company determined that Comfort Revolution constitutes a VIE for which the Company is considered to be the primary beneficiary due, primarily, to the Company's disproportionate share of the economic risk associated with its equity contribution and debt financing. As of August 26, 2012, the Company had recorded net assets of $9.9 million within the accompanying Condensed Consolidated Balance Sheets related to Comfort Revolution. These assets are only able to be used to settle obligations of Comfort Revolution. Further, the creditors of Comfort Revolution do not have recourse to the assets of the Company. Since the Company is considered to be the primary beneficiary, the financial statements of Comfort Revolution are consolidated herein.

        Due to the difference in Comfort Revolution's fiscal year, which ends on December 31, and the availability of financial statements from Comfort Revolution, the results of Comfort Revolution are presented on a two month lag. As such, for the three and nine month periods ended August 26, 2012, the results of Comfort Revolution are included from the acquisition date through June 30, 2012.

        The Company also invests in a group of joint ventures which were formed to develop markets for Sealy branded products in Asia, New Zealand and India. The Company has concluded that these entities do not qualify as VIEs and are accounted for as equity method investments since the Company is deemed to have significant influence but does not have effective control of the entities.

  Promotional Displays

        The Company invests in promotional displays in certain retail stores for certain products to demonstrate product features and specifications. These assets are owned by the Company and are considered to be productive assets which provide the benefits described above. The Company's investment in promotional displays is carried at cost less accumulated depreciation. Depreciation is provided by the straight line method for each display over a period of two years, which represents the estimated period of the benefit provided by these assets. Promotional displays of $9.8 million and related accumulated depreciation of $1.8 million as of August 26, 2012 were recognized as a component of property, plant and equipment and accumulated depreciation, respectively in the Condensed Consolidated Balance Sheets. Depreciation expense related to these displays for the three and nine months ended August 26, 2012 was $0.6 million and $1.0 million, respectively and is recorded as a component of selling, general and administrative expense in the Condensed Consolidated Statement of Operations.

        The Company's significant accounting policies are described in Note 1 to the annual consolidated financial statements for the year ended November 27, 2011 within the Company's Annual Report on Form 10-K.

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

        In December 2010, the FASB issued authoritative guidance that modifies the requirements of step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The Company adopted this guidance in the first quarter of fiscal 2012. The adoption of this guidance did not have a significant impact on the financial statements of the Company due to the conclusion that it is more likely than not that the goodwill of reporting units with negative carrying values are not impaired.

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

Note 3: Share-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") which are collectively referred to as the "Option Plans". The Company accounts for all new share-based awards granted and outstanding using the fair value based method under FASB authoritative guidance surrounding share-based payments. Total share-based compensation recognized during the three and nine months ended August 26, 2012 and August 28, 2011 was $1.8 million and $6.6 million, respectively, for fiscal 2012 and $3.5 million and $9.2 million, respectively, for fiscal 2011.

Stock Option Awards

        During the three and nine months ended August 26, 2012 and August 28, 2011, the Company granted no new options to purchase shares of its common stock.

        A summary of outstanding options under the 1998 Plan as of August 26, 2012, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 27, 2011	1,508,275	$0.99
Exercised	(12,002)	1.40
Forfeited	(10,999)	2.57

Outstanding August 26, 2012 (all fully vested and exercisable)	1,485,274	$0.97
Weighted average remaining contractual term	1.6 years
Aggregate intrinsic value of in-the-money options at August 26, 2012 (in thousands)	$1,094

        A summary of outstanding options under the 2004 Plan as of August 26, 2012, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 27, 2011	5,394,364	$5.43
Exercised	(28,000)	$1.64
Forfeited	(90,872)	$5.45

Outstanding August 26, 2012	5,275,492	$5.45
Weighted average remaining contractual term	2.8 years
Aggregate intrinsic value of in-the-money options (in thousands)	$48
Exercisable at August 26, 2012	4,648,431
Weighted average remaining contractual term	2.9 years
Aggregate intrinsic value of in-the-money options (in thousands)	$48

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 3: Share-Based Compensation (Continued)

        As of August 26, 2012, the Company had approximately $0.3 million of unrecognized compensation expense related to stock option awards, which is expected to be recognized over a weighted average period of 1.4 years.

        The Company has granted stock options to employees that have accelerated vesting provisions which take effect if certain performance levels are achieved by the Company. If the Company does not meet these performance targets, then the vesting of the options occurs over the remainder of the requisite service period. As of August 26, 2012, the performance targets for certain of these stock options have not been met. As such, the related unrecognized compensation cost is being recognized over the remainder of the requisite service period.

Restricted Share Unit Awards

        During the three and nine months ended August 26, 2012 and August 28, 2011, the Company approved the following grants of time-based restricted stock units ("RSUs"):

	Three months		Nine months
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
Number of awards granted	76,000	50,000	587,456	2,120,156
Weighted average grant date fair value	$1.83	$2.31	$1.85	$2.64

        The awards granted in fiscal 2012 and 2011 vest ratably over a requisite service period and do not contain an accretion factor. The fair value of the Company's RSU awards is based on the closing price of the Company's common stock as of the grant date. The Company has outstanding RSU awards of two types: 1) Time-based RSU awards that accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited; and 2) Time-based RSU awards that vest ratably over a requisite service period. Certain of the Company's outstanding RSUs contain dividend participation rights and are considered participating securities for the purposes of calculating the Company's earnings per share. The unrecognized compensation expense for the outstanding unvested RSU awards as of August 26, 2012 is $3,569 (in thousands).

        A summary of restricted share unit award activity for the nine months ended August 26, 2012, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 27, 2011	10,728,028	$2.16
Granted	587,456	1.85
Vested	(4,820,324)	2.03
Forfeited	(482,320)	1.48

Outstanding August 26, 2012	6,012,840	$2.26
Expected to vest August 26, 2012	5,703,172	2.27
Weighted average remaining vesting period	4.5 years

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 4: Inventories

        The major components of inventories were as follows (in thousands):

	August 26, 2012	November 27, 2011
Raw materials	$29,566	$25,635
Work in process	24,866	26,056
Finished goods	16,387	5,311

	$70,819	$57,002

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

        The change in the Company's accrued warranty obligations for each of the nine months ended August 26, 2012 and August 28, 2011 was as follows (in thousands):

	August 26, 2012	August 28, 2011
Accrued warranty obligations at beginning of period	$13,606	$17,584
Warranty claims	(12,980)	(11,823)
Warranty provisions	15,888	11,238

Accrued warranty obligations at end of period	$16,514	$16,999

        As of August 26, 2012 and November 27, 2011, $9.3 million and $7.5 million are included as a component of other accrued liabilities and $7.2 million and $6.1 million are included as a component of other noncurrent liabilities within the accompanying Condensed Consolidated Balance Sheet, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $3.9 million and $3.8 million for the nine months ended August 26, 2012 and the nine months ended August 28, 2011, respectively.

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

        The changes in the carrying amount of goodwill for the nine months ended August 26, 2012 are as follows (in thousands):

Balance as of November 27, 2011	$361,026
Additions due to acquisition of Comfort Revolution	357
Increase due to foreign currency translation	1,922

Balance as of August 26, 2012	$363,305

        The Company's intangible assets consist of the following (in thousands):

	August 26, 2012			November 27, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Licenses	$4,617	$(3,716)	$901	$4,617	$(3,501)	$1,116	15.0
Trademarks	3,100	—	3,100	—	—	—	11.5
Intellectual property	3,300	—	3,300	—	—	—	9.5
Customer relationships	8,700	—	8,700	—	—	—	10.5

Total intangible assets	$19,717	$(3,716)	$16,001	$4,617	$(3,501)	$1,116	11.5

        Intangible assets with determinable lives are amortized using a straight-line method. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. During each of the three and nine months ended August 26, 2012 and August 28, 2011, the Company recognized amortization expense associated with intangibles of $0.1 million and $0.2 million, for both fiscal 2011 and fiscal 2010. The Company expects to recognize amortization expense relating to these intangibles of $0.7 million for the remainder of 2012, $1.7 million in 2013, $1.7 million in 2014, $1.7 million in 2015, $1.4 million in 2016 and $8.6 million thereafter.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 7: Debt Issuance Costs

Senior Note Redemptions

        During the nine months ended August 26, 2012 and August 28, 2011, the Company redeemed portions of the principal amount of its outstanding senior secured notes due April 2016 (the "Senior Notes") at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. The Company did not redeem any of its outstanding Senior Notes during the three months ended August 26, 2012 and August 28, 2011.

	Nine Months Ended
	August 26, 2012	August 28, 2011
Principal amount redeemed	$35,000	$10,000

Premium paid to redeem the notes	$1,050	$300
Write-off of related debt issuance costs and original issue discount	1,862	643

	$2,912	$943

ABL Revolver Amendment

        On May 9, 2012, the Company amended and restated its existing senior secured asset-based revolving credit facility to extend the stated maturity of this facility until May 2017 and amend certain other provisions. In connection with this amendment, the Company recorded fees of $1.0 million which were deferred and will be amortized over the life of the amended agreement. As of August 26, 2012, $0.3 million of these fees had not yet been paid and were recorded as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. In addition, the remaining unamortized debt issuance costs associated with the existing senior revolving credit facility will continue to be amortized over the life of the agreement, as amended, in accordance with the authoritative accounting guidance surrounding debtor's accounting for changes in line-of-credit or revolving-debt arrangements.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 8: Unconsolidated Affiliate Companies (Continued)

        Summarized statements of operations for these joint ventures for each of the three and nine month periods ended are as follows (in thousands):

	Three months		Nine months
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
Revenues	$17,186	$13,627	$49,066	$39,048
Gross profit	10,855	8,476	31,286	24,098
Income from operations	2,148	2,374	8,356	6,038
Net income	1,696	2,114	6,513	5,069

Note 9: Long-Term Obligations

        Long-term obligations as of August 26, 2012 and November 27, 2011 consisted of the following (in thousands):

	August 26, 2012	November 27, 2011
Asset-based revolving credit facility	$—	$—
Senior notes	263,291	296,119
Convertible notes(1)	187,083	185,268
Senior subordinated notes	268,945	268,945
Financing obligations	40,288	41,225
Other	921	324

	760,528	791,881
Less current portion	(2,324)	(1,584)

	$758,204	$790,297

(1)
Includes paid in kind ("PIK") interest of $2.0 million from July 16, 2012 through August 26, 2012 for which the principal balance of the Convertible Notes has not yet been increased. This balance also includes the impact of unamortized beneficial conversion features recognized upon prior interest payment dates.

        The Company's outstanding debt as of August 26, 2012 primarily consists of the following: 1) a senior secured asset-based revolving credit facility (the "Amended ABL Revolver") which is discussed further below; 2) $270.0 million in aggregate principal amount of Senior Notes; 3) $221.1 million in aggregate principal amount of senior secured convertible PIK notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and 4) $268.9 million aggregate principal amount of senior subordinated notes due June 2014, which bear interest at 8.25% per annum payable semi annually (the "2014 Notes").

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

Amended and Restated ABL Revolver

        The Company's Amended ABL Revolver provides for revolving credit financing of up to $100.0 million (or, if the accordion feature described above is exercised and additional commitments are obtained, $150.0 million), subject to borrowing base availability, and matures in May 2017. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 75% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the security agents for the facility. Borrowings under the Amended ABL Revolver bear interest at the Company's choice of either a base rate (determined by reference to the highest of three rates as defined in the Amended ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans based on current availability. The Amended ABL Revolver also requires the Company to pay a commitment fee for the unused portion. As of August 26, 2012, there were no amounts outstanding under the Amended ABL Revolver. At August 26, 2012, the Company had approximately $77.7 million available under the Amended ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.9 million.

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

        The Amended ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.0 to 1.0 in periods of minimum availability under the facility where the availability for two consecutive calendar days is less than the greater of 1) 12.5% of the borrowing base under the Amended ABL Revolver and 2) $10.0 million. As of August 26, 2012, the Company was not in a minimum availability period under the Amended ABL Revolver.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

Senior Notes

        The Senior Notes mature in April 2016 and bear interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which will be accreted over the life of the agreement with the related expense recognized as a component of interest expense in the Condensed Consolidated Statement of Operations. For each of the three and nine months ended August 26, 2012 and August 28, 2011, the Company recognized additional interest expense related to the accretion of the OID of $0.4 million and $1.3 million, respectively, for fiscal 2012 and $0.4 and $1.1 million, respectively, for fiscal 2011.

        As discussed in Note 7, during the nine months ended August 26, 2012 and August 28, 2011, the Company redeemed a portion of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date.

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

        During the three and nine months ended August 26, 2012, there were no conversions of Convertible Notes into common shares.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt of $1.00 and the fair value of the underlying common stock. Upon the January 15, 2012 interest payment date, the fair value of the underlying common stock was $1.87. Therefore, a beneficial conversion feature was recognized for 87% of the total PIK interest payment. Upon the July 15, 2012 interest payment date, the fair value of the underlying common stock was $1.90. Therefore, a beneficial conversion feature was recognized for 90% of the total PIK interest payment. Upon the January 15, 2011 and July 15, 2011 interest payment date, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 9: Long-Term Obligations (Continued)

the PIK interest payment. Details of the amounts recognized as beneficial conversion features for the three months ended August 26, 2012 and August 28, 2011 are as follows:

	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(in thousands)		(in thousands)
January 15	$—	$—	$7,114	$7,563
July 15	7,654	7,864	7,654	7,864

	$7,654	$7,864	$14,768	$15,427

        The outstanding balance of the Convertible Notes at August 26, 2012 was $187.1 million which includes accrued but unpaid interest as well as the total of the unamortized beneficial conversion features of $35.7 million which are recognized as a discount to the outstanding principal amount. The recognized discounts for the beneficial conversion features will be accreted through interest expense over the remaining term of the Convertible Notes.

        The indentures and agreements governing the Amended ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing the Amended ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing the Senior Notes and 2014 Notes, Sealy Mattress Company is restricted from paying dividends or making other distributions to Sealy Corporation unless Sealy Mattress Company is able to satisfy certain requirements or use an available exception from the limitation. Although we meet the minimum fixed charge coverage ratio requirements contained in our Amended ABL Revolver agreement, the Company does not meet the minimum fixed charge coverage ratio levels under the note indentures as of August 26, 2012, therefore the Company is limited in its ability to incur new indebtedness and pay dividends and distributions, other than pursuant to specified exceptions in these agreements. As of August 26, 2012, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $230.4 million to its parent due to the provisions in its long-term debt agreements. However, $30.0 million would be available for distribution without restriction to the parent and to the common shareholders of Sealy Corporation. At August 26, 2012, the Company was in compliance with the covenants contained within the related note indentures and agreements.

Note 10: Acquisition

        On June 13, 2012, the Company obtained a 45% ownership interest in a newly formed company, Comfort Revolution, an investment with the CR Member for a contribution of $10.0 million. Upon formation, the CR Member contributed the assets and liabilities of its existing business. Comfort Revolution develops specialty foam and gel bedding products which are believed to complement the Company's product offerings and had net revenues of approximately $8.9 million for the fiscal year ended December 31, 2011.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Acquisition (Continued)

        The Company's $10.0 million equity contribution to Comfort Revolution was used, in part, to retire and terminate an existing $8.1 million of debt and pay $0.4 million in legal and advisory fees. These amounts were paid to members of the acquired enterprise or their affiliates.

        In connection with the acquisition, the Company entered into a revolving credit facility arrangement with Comfort Revolution under which it is obligated to provide funding up to $20.0 million for the operations of this entity. This credit facility bears interest at a rate of 12.0% per annum and matures in June 2014. Further, Comfort Revolution will be obligated to pay royalties to the Company for its sales of Sealy and Stearns & Foster branded product under the terms of a licensing arrangement.

        The consolidated statements of operations include the results of Comfort Revolution since the date of acquisition. The assets acquired and liabilities assumed through this acquisition have been recorded at preliminary estimates of fair value based on information currently available and on current assumptions as to the future operations of Comfort Revolution. The Company will recognize additional assets or liabilities if new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period will not exceed one year from the acquisition date. These preliminary estimates are subject to change upon the completion of the acquisition accounting.

        The following is a summary of the preliminary fair values of the assets acquired and liabilities assumed based on the acquisition (amounts in thousands):

Assets acquired:
Current assets, including cash and equivalents of $10,159	$16,010
Property, plant and equipment	481
Goodwill	357
Intangible assets	15,100
Other assets	35

Total assets acquired	31,983

Liabilities assumed:
Current liabilities	1,659
Other long-term liabilities	8,102

Total liabilities assumed	9,761

Noncontrolling interest	(12,222)

Net assets acquired	$10,000

        The identifiable intangible assets acquired consist of trademarks, customer relationships and intellectual property of $3.1 million, $8.7 million and $3.3 million, respectively, with such amounts based on a preliminary assessment of the fair value. The fair value of the noncontrolling interest was determined using a market approach based on the Company's acquisition of its 45% ownership stake in Comfort Revolution as well as the enterprise values of comparable companies in the industry.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 10: Acquisition (Continued)

        Between the acquisition date and June 30, 2012, Comfort Revolution recognized revenues and a net loss of $1.1 million and $0.2 million, respectively. During the three and nine months ended August 26, 2012, we incurred acquisition related costs for Comfort Revolution of $0.2 million which have been recorded as a component of selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

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

        At August 26, 2012, the Company had outstanding 49 forward foreign currency contracts to sell a total of 31.5 million Canadian dollars and receive U.S. dollars at specified exchange rates with expiration dates ranging from September 2012 through August 2013. These hedges were entered into to protect against the fluctuation in the Canadian subsidiary's U.S. dollar denominated purchases of raw materials. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials related to changes in the foreign currency exchange rates.

        The Company also enters into foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of cost of goods sold in the Condensed Consolidated Statements of Operations. At August 26, 2012 and November 27, 2011, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        At August 26, 2012, the maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through August 2013. Over the next 12 months, the Company expects to reclassify $0.5 million of deferred losses from accumulated other comprehensive income to cost of goods sold as related forecasted foreign currency payments are made.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

        For the three and nine months ended August 26, 2012, the Company recognized foreign currency transaction losses of $0.2 million and $0.1 million, respectively, compared with gains of $0.1 million and $1.3 million for the three and nine months ended August 28, 2011, respectively. These amounts are recognized in cost of goods sold, selling, general and administrative expenses, or royalty income, net at the time they occur.

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

        At August 26, 2012, the Company had outstanding fourteen fixed price swap contracts to purchase 2.1 million gallons of diesel fuel at specified prices from August 2012 through May 2013. Since these contracts were not formally designated as cash flow hedges, the $0.2 million change in fair value is recorded as a component of selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

        The Company concluded that the floor on the foreign exchange rate related to the payments to be made associated with the lease of its former Brazilian manufacturing facility and the related purchase option qualifies as an embedded derivative instrument that should be bifurcated from the lease agreement and recorded at fair value at the end of each reporting period. As of August 26, 2012 and November 27, 2011, the fair value of this derivative was an insignificant amount and is recorded as a component of debt issuance costs, net, and other assets in the Consolidated Balance Sheet. The initial fair value of the embedded derivative was recorded as deferred lease income and is being amortized over the term of the lease.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

        At August 26, 2012 and November 27, 2011, the fair value carrying amount of the Company's derivative instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	August 26, 2012		August 26, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$(474)

Total derivatives designated as hedging instruments		—		(474)

Derivatives not designated as hedging instruments
Commodity fixed price swap contracts	Other current assets	132	Other current liabilities	—

Total derivatives not designated as hedging instruments		132		—

Total derivatives		$132		$(474)

	Asset Derivatives		Liability Derivatives
	November 27, 2011		November 27, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,368	Other current liabilities	$(34)

Total derivatives designated as hedging instruments		1,368		(34)

Total derivatives		$1,368		$(34)

        The effect of derivative instruments on the Consolidated Statement of Operations for the three and nine months ended August 26, 2012 and August 28, 2011 was not significant.

Note 12: Fair Value of Financial Instruments

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding foreign currency derivative contracts discussed above in Note 11. These contracts are valued using an income approach, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts by using current market information available as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. We mitigate derivative credit risk by transacting with highly rated counterparties. There were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first nine months

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 12: Fair Value of Financial Instruments (Continued)

of fiscal 2012 or 2011. The following table provides a summary of the fair values of assets and liabilities (in thousands):

		Fair Value Measurements at August 26, 2012 Using
	August 26, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$132	$—	$132	$—
Foreign exchange and commodity derivative liabilities	(474)	—	(474)	—

Total	$(342)	$—	$(342)	$—

		Fair Value Measurements at November 27, 2011 Using
	November 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$1,379	$—	$1,379	$—
Foreign exchange and commodity derivative liabilities	(34)	—	(34)	—
Embedded foreign currency derivative in lease agreement	56	—	—	56

Total	$1,401	$—	$1,345	$56

        Due to the short maturity of cash and equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt which is valued using Level 1 inputs based on quoted market prices, at August 26, 2012 was as follows (in thousands):

Senior Secured Notes	$293,625
Convertible Notes	398,370
Senior Subordinated Notes	268,273

Note 13: Discontinued Operations

        In the fourth quarter of fiscal 2010, management divested the assets of its European manufacturing operations in France and Italy and ceased manufacturing operations in Brazil. These businesses have been accounted for as discontinued operations. During the three and nine months ended August 26, 2012, the Company continued the liquidation of certain of its assets related to its Brazil operations. The charges related to these activities were recorded as a component of discontinued operations. The remaining current assets and liabilities of the Brazilian operations reflected within the Consolidated

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 13: Discontinued Operations (Continued)

Balance Sheet at August 26, 2012 and November 27, 2011 were immaterial. The Company also recognized additional expenses related to the settlement of certain outstanding contingencies related to the sale of the European business unit which resulted in the recognition of an additional $0.9 million of expense relating to the disposition of its European manufacturing operations.

        The operating results of the discontinued operations in total are summarized below (in thousands):

	Three months ended		Nine months ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
Net sales	$—	$—	$—	$—
Loss before income taxes	(173)	(466)	(665)	(1,630)
Income tax provision (benefit)	—	—	—	—

Loss from operations of discontinued operations	(173)	(466)	(665)	(1,630)
Loss on disposition of business, net of tax of $0 and $164	(134)	(425)	(1,149)	(1,420)

Loss from discontinued operations	$(307)	$(891)	$(1,814)	$(3,050)

        In connection with the sale of the Company's European manufacturing operations, the Company made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by the Company, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of €1.8 million under the terms of the contract. During the three and nine months ended August 26, 2012, the Company settled certain outstanding claims related to these guarantees for €1.8 million.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 14: Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plans in the U.S. and Canada for the three and nine months ended August 26, 2012 and August 28, 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
Service cost	$240	$199	$721	$597
Interest cost	382	360	1,146	1,079
Expected return on plan assets	(388)	(367)	(1,165)	(1,100)
Amortization of unrecognized losses	202	35	606	106
Amortization of unrecognized prior service cost	38	144	113	432

Net periodic pension cost*	$474	$371	$1,421	$1,114

Cash contributions	$426	$538	$426	$758

Weighted average expected return on plan assets	7.50%	7.85%	7.50%	7.85%

*
Net periodic pension cost recognized for the three and nine months ended August 26, 2012 is based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2012. Similarly, net periodic pension cost for the three and nine months ended August 28, 2011 is based upon preliminary estimates.

        The Company expects to make additional cash contributions to the defined benefit pension plans of approximately $1.3 million during the remainder of fiscal 2012.

Note 15: Income Taxes

        The Company's effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible interest on the Company's Convertible Notes, certain foreign tax rate differentials and state and local income taxes. The effective tax rate for the three and nine months ended August 26, 2012 was approximately 106.7% and 92.2%, respectively, compared to approximately 59.8% and 57.1%, respectively, for the three and nine months ended August 28, 2011. The effective rate for the three months ended August 26, 2012 was higher than the rate for the three months ended August 28, 2011, primarily due to the impact of the permanent tax differences, the most significant of which relates to the non-deductible interest on the Company's Convertible Notes.

        The Condensed Consolidated Balance Sheet as of August 26, 2012 includes accrued interest of $3.7 million and penalties of $1.7 million due to unrecognized tax benefits. As of November 27, 2011, the Company had recorded accrued interest of $3.7 million and penalties of $1.9 million due to unrecognized tax benefits.

        The Company expects the liability for uncertain tax positions to decrease by approximately $1.5 million within the succeeding twelve months due to expiration of income tax statutes of limitations. Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for fiscal year 2000 and forward.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 15: Income Taxes (Continued)

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities. Issues related to certain of these reserves have been presented to the Company and the Company believes that such audits will not result in a material assessment or payment of taxes related to these positions during the one year period following August 26, 2012. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Note 16: Redeemable Noncontrolling Interest

        The Company is party to a put and call arrangement with respect to the common securities that represent the 55% noncontrolling interest from the acquisition of Comfort Revolution. The call arrangement may be exercised by the Company upon the fifth anniversary of the acquisition date. Likewise, the put arrangement may be exercised by the CR Member upon the sixth anniversary of the acquisition date. The redemption value of both the put and the call arrangement is equal to 7.5 times earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the related LLC agreement, of Comfort Revolution for the preceding 12 months, adjusted for net debt outstanding and multiplied by the 55% ownership interest held by the CR Member. Due to the existing put and call arrangements, the noncontrolling interest is considered to be redeemable in accordance with the related authoritative accounting guidance and is recorded on the balance sheet as a redeemable noncontrolling interest outside of permanent equity. The redeemable noncontrolling interest is recognized at the higher of 1) the accumulated earnings associated with the noncontrolling interest or 2) the redemption value as of the balance sheet date. At August 26, 2012, the redeemable noncontrolling interest was recorded based on the fair value upon acquisition and the accumulated losses of Comfort Revolution since the acquisition date. The redemption amount as of August 26, 2012 is an insignificant amount.

        A reconciliation of redeemable noncontrolling interests for the three and nine months ended August 26, 2012 is as follows (in thousands):

Balance, beginning of period	$—
Acquisition of redeemable noncontrolling interest	12,222
Net loss attributable to noncontrolling interest	(91)

Balance, end of period	$12,131

Note 17: Comprehensive Income

        Comprehensive income for the three and nine months ended August 26, 2012 was $5.5 million and $9.7 million, respectively and for the three and nine months ended August 28, 2011 was $5.5 million and $9.0 million, respectively. The increase in comprehensive income for the three months ended

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 17: Comprehensive Income (Continued)

August 26, 2012 compared to the three months ended August 28, 2011, was driven primarily by the Company's stronger earnings performance coupled with higher gains related to the translation effects of foreign currencies in the third quarter of fiscal 2012. The increase in comprehensive income for the nine months ended August 26, 2012 compared to the nine months ended August 28, 2011 was driven by the Company's stronger earnings performance offset by lower gains related to the translation effects of foreign currencies in the first three quarters of fiscal 2012.

        The following table provides the components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	August 26, 2012	November 27, 2011
Unrealized gain (loss) on cash flow hedges, net of tax of $(184) and $519, respectively	$(289)	$815
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $6,370 and $6,623, respectively	(10,103)	(10,438)
Accumulated foreign currency translation adjustment	16,737	9,114

	$6,345	$(509)

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

Product Warranty Claims

        During the third quarter of fiscal 2012, the Company identified a manufacturing defect with respect to certain of its foundation units that were sold to certain customers during the 2008 through 2011 fiscal years. The Company plans to repair or replace these defective foundation units and is expected to incur costs of $1.1 million related to the replacement products, and charges for transportation and labor. This expense was recorded as a component of cost of goods sold in the accompanying Condensed Consolidated Statement of Operations.

Multi-employer Pension Liabilities

        The Company is currently involved in negotiations with representatives of its labor unions for employees of its Portland, Oregon facility with respect to a potential move of this facility to Lacey, Washington. Though a decision has not been reached regarding this move pending the results of these negotiations, if the Company relocates its operations, it is expected to incur charges of $1.8 million related to underfunded multiemployer pension plans. The payment of this liability is expected to occur over the next three years. As this liability is not considered probable as of August 26, 2012, an accrual for this liability has not been made.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Contingencies (Continued)

Legal Proceedings

        On July 19, 2012, a purported shareholder of the Company filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the members of the Company's Board of Directors (the "Board"), styled Plourde, v. Rogers et al., Civ. Action No. 7709-VCP. The complaint alleges that since at least April 2009 the Board has breached its fiduciary duties and mismanaged the Company by paying certain fees to the Company's largest shareholder for services provided to the Company. The complaint further alleges that the Company has made false and misleading statements about the services provided by its largest shareholder and the payments the Company has made for such services. The Company understands that the Board expects to move to dismiss the complaint.

Environmental

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company, with the approval of the New Jersey Department of Environmental Protection, has undertaken soil remediation on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site and also operates a groundwater remediation system on the site. During the remainder of 2012, the Company plans to remove additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets as of August 26, 2012 for $1.5 million ($2.3 million prior to discounting at 4.75%) associated with this remediation project.

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

        The Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters. Based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material effect on the financial position or future operations of the Company. However, in the event of an adverse

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 18: Contingencies (Continued)

decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material effect.

        In 1998, the Company sold an inactive facility located in Putnam, Connecticut. Recently, the Company received a letter from the attorney for the current owner of that property claiming that Sealy may have some responsibility for an environmental condition on the property. The Company has requested additional information on this matter and is awaiting receipt of that information.

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At August 26, 2012, the Company has recorded a reserve of $1.0 million associated with this assessment related to the expected requirement to pay certain sales tax, fees and penalties. This amount is recorded as a component of accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Note 19: Related Party Transactions

        During the three and nine months ended August 26, 2012 and August 28, 2011, the Company incurred costs for consulting services rendered by KKR and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of an insignificant amount and $0.7 million, respectively for fiscal 2012 and $0.4 million and $1.2 million, respectively for fiscal 2011. As of August 26, 2012 and November 27, 2011, $0.1 million and $0.2 million, respectively, of the costs incurred for these services were accrued as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company also participates in a lease arrangement with a KKR affiliate for our Clarion facility for a six month initial term with two six month renewal options available. The Company has received lease income on this property of an insignificant amount during the three months ended August 26, 2012 and August 28, 2011. Capstone Consulting LLC also provided general consulting services as well as specific services related to the Company's acquisition of Comfort Revolution during the three and nine months ended August 26, 2012 for which the Company did not pay fees.

        Sealy Holding LLC, an affiliate of KKR, holds an aggregate amount of $118.7 million of the Company's Convertible Notes. In connection with the PIK interest payment on the Convertible Notes on January 15, 2012 and July 15, 2012, the par value of the notes held by KKR was increased by $4.4 million and $4.6 million, respectively.

        During the three and nine months ended August 26, 2012, the Company's Asian joint ventures made a distribution to the Company of $1.5 million and $2.5 million, respectively. During the three and nine months ended August 28, 2011, the Company's Asian joint ventures made a distribution of $1.0 million. These amounts have been reflected as a reduction of the investment in these joint ventures in the accompanying Condensed Consolidated Balance Sheets as of August 26, 2012 and November 27, 2011.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 20: Revenue by Product and Geographical Information

Domestic Revenue by Product

        The Company produces sleep sets across a range of technologies, including innerspring, latex foam and visco-elastic "memory foam". The U.S. mattress industry groups these products in categories based on innerspring and specialty technologies. The products for international locations are aggregated as they are substantially similar and the international markets do not have similar product categorization. In the domestic market the Company's net revenue by product type for the three and nine months ended August 26, 2012 and August 28, 2011 was as follows (in thousands):

	Three months ended		Nine months ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
Net sales—Domestic innerspring bedding	$241,610	$232,328	$672,914	$672,558
Net sales—Domestic specialty bedding	37,724	20,498	75,331	62,507

Total bedding sales	279,334	252,826	748,245	735,065
Other revenue(1)	6,866	4,467	18,507	14,415

Net sales	$286,200	$257,293	$766,752	$749,480

(1)
Other revenue includes external sales of Comfort Revolution and the Company's components and U.S. latex businesses.

Geographical Information

        Net sales by geographic area are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
United States	$286,200	$257,293	$766,752	$749,480
Canada	50,729	52,433	143,572	140,518
Other International	28,505	24,341	79,431	70,894

Total	$365,434	$334,067	$989,755	$960,892

Total International	$79,234	$76,774	$223,003	$211,412

        Long lived assets (principally property, plant and equipment) outside the United States were $37.0 million and $35.4 million as of August 26, 2012 and November 27, 2011, respectively.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 21: Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended:

	Three Months Ended		Nine Months Ended
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(in thousands)		(in thousands)
Numerator:
Net income from continuing operations, as reported	$201	$7,489	$4,622	$8,369
Net income attributable to participating securities	(1)	(4)	(12)	(7)
Interest on convertible notes	—	5,239	—	14,551

Net income from continuing operations available to common shareholders	$200	$12,724	$4,610	$22,913

Denominator:
Denominator for basic earnings per share—weighted average shares	103,534	100,334	101,849	98,725
Effect of dilutive securities:
Convertible debt	—	200,455	—	196,576
Stock options	679	747	693	811
Restricted share units	4,977	6,561	6,213	8,117
Other	610	469	574	430

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	109,800	308,566	109,329	304,659

        For the three and nine months ended August 26, 2012, 4,109 options and share units (in thousands) were not included in the computation of diluted earnings per share because their impact is antidilutive. Additionally, for the three and nine months ended August 26, 2012, a weighted average 216,620 and 212,521 shares (in thousands), respectively of the outstanding Convertible Notes were excluded from the computation of diluted earnings per share since their inclusion would be antidilutive. For the three and nine months ended August 28, 2011, 4,142 and 3,985 options and share units (in thousands), respectively, were not included in the computation of diluted earnings per share because their impact is antidilutive.

Note 22: Subsequent Event

        On September 26, 2012, the Company entered into a Merger Agreement with Tempur-Pedic International, Inc. pursuant to which a wholly-owned subsidiary of Tempur-Pedic International, Inc. will merge with and into the Company, resulting in the Company becoming a subsidiary of Tempur-Pedic International, Inc. (the "Merger"). In connection with the Merger, each issued and outstanding share of the Company's common stock immediately prior to the Merger will be converted into the right to receive $2.20 per share in cash (the "Merger Consideration"). As part of the transaction it is anticipated that the Company's outstanding Senior and Subordinated Notes will also be redeemed in accordance with the provisions of the related note indentures.

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 22: Subsequent Event (Continued)

        Completion of the Merger is subject to several conditions, including (i) the adoption of the Merger Agreement by the affirmative vote or written consent of the holders of at least a majority of the outstanding shares of the Company's common stock; (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) the absence of a material adverse effect on the Company; and (iv) other customary closing conditions.

        The Merger Agreement may be terminated under certain customary circumstances, including by Tempur-Pedic International, Inc. if their Board of Directors withdraws or changes its recommendation in support of the Offer, or by the Company if the Company's Board of Directors decides to accept a Superior Proposal (as defined in the Merger Agreement). In the case of such termination, Tempur-Pedic International, Inc. would be entitled to a break-up fee of $25.0 million.

        In the event that the Merger is not consummated because the HSR approval is not obtained, Tempur-Pedic International, Inc. is required to pay the Company a reverse break-up fee of $90.0 million or $40.0 million, depending on the circumstances of such termination.

        The indenture governing the Company's outstanding Convertible Notes contain provisions pursuant to which (i) a holder of Convertible Notes will be entitled following completion of the Merger to convert the Convertible Notes into the Merger Consideration at a more favorable "make whole" conversion rate for a 35 trading day period and (ii) the Company will be required to make an offer to holders of Convertible Notes following completion of the Merger to purchase the Convertible Notes at a price equal to 100% of the outstanding principal amount thereof. The indentures governing the Company's outstanding Senior and Subordinated Notes contain a provision which requires the Company to make an offer to holders of such notes following completion of the Merger to purchase such notes at a price equal to 101% of the outstanding principal amount thereof.

        Upon completion of the Merger, all of the Company's outstanding stock options, restricted share units and equity share units, whether vested or unvested, will become fully vested and exercisable and converted into a right to receive a cash payment based upon the Merger Consideration and value of such awards.

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

        The following supplemental Condensed Consolidating Financial Statements present:

  1.
  Condensed Consolidating Balance Sheets as of August 26, 2012 and November 27, 2011, Condensed Consolidating Statements of Operations for the three months ended August 26, 2012 and August 28, 2011, and Condensed Consolidating Statements of Cash Flows for the three months ended August 26, 2012 and August 28, 2011.

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

August 26, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$155	$—	$237	$16,230	$72,211	$—	$88,833
Accounts receivable, net	—	—	—	113,377	64,577	—	177,954
Inventories	—	—	1,419	57,191	12,324	(115)	70,819
Other current assets and deferred income taxes	1,380	—	666	36,456	4,613	—	43,115

Total current assets	1,535	—	2,322	223,254	153,725	(115)	380,721
Property, plant and equipment, at cost	—	—	10,391	369,577	38,156	—	418,124
Less accumulated depreciation	—	—	(6,122)	(225,007)	(22,316)	—	(253,445)

	—	—	4,269	144,570	15,840	—	164,679
Other assets:
Goodwill	—	—	24,741	301,942	36,622	—	363,305
Intangible assets, net	—	—	—	872	15,129	—	16,001
Net investment in subsidiaries	(186,459)	230,358	362,500	316,933	—	(723,332)	—
Due from (to) affiliates	319,044	(416,817)	545,815	(168,532)	(91,915)	(187,595)	—
Debt issuance costs, net and other assets	—	—	13,784	21,587	21,432	(10,000)	46,803

	132,585	(186,459)	946,840	472,802	(18,732)	(920,927)	426,109

Total assets	$134,120	$(186,459)	$953,431	$840,626	$150,833	$(921,042)	$971,509

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,413	$911	$—	$2,324
Accounts payable	—	—	210	69,124	26,850	—	96,184
Accrued customer incentives and advertising	—	—	—	21,851	7,416	—	29,267
Accrued compensation	—	—	377	21,759	4,088	—	26,224
Accrued interest	—	—	1,365	14,004	—	—	15,369
Other accrued liabilities	—	—	1,662	25,783	5,071	—	32,516

Total current liabilities	—	—	3,614	153,934	44,336	—	201,884
Long-term obligations	187,083	—	719,320	38,884	—	(187,083)	758,204
Other liabilities	—	—	—	45,266	6,661	—	51,927
Deferred income tax liabilities	—	—	139	(139)	326	—	326
Redeemable noncontrolling interest	—	—	—	—	12,131	—	12,131
Stockholders' equity (deficit)	(52,963)	(186,459)	230,358	602,681	87,379	(733,959)	(52,963)

Total liabilities and stockholders' equity (deficit)	$134,120	$(186,459)	$953,431	$840,626	$150,833	$(921,042)	$971,509

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Three Months Ended August 26, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$24,849	$260,700	$78,493	$1,392	$365,434
Cost and expenses:
Cost of goods sold	—	—	13,163	155,963	46,738	1,365	217,229
Selling, general and administrative	—	—	2,118	97,385	21,129	—	120,632
Amortization expense	—	—	—	73	—	—	73
Royalty (income) expense, net	—	—	—	(5,105)	—	—	(5,105)

Income from operations	—	—	9,568	12,384	10,626	27	32,605
Interest expense	—	79	19,917	600	333	—	20,929
Refinancing and extinguishment of debt	—	—	416	—	—	—	416
Other (income) expense, net	—	—	40	(1)	(170)	—	(131)
Loss (income) from equity investees	(189)	(266)	8,343	—	—	(7,888)	—
Loss (income) from non- guarantor equity investees	—	—	—	(7,404)	—	7,404	—
Capital charge and intercompany interest allocation	—	—	(18,163)	17,437	726	—	—

Income (loss) before income taxes	189	187	(985)	1,752	9,737	511	11,391
Income tax provision (benefit)	297	(2)	(1,251)	10,163	2,992	(43)	12,156
Equity in earnings of unconsolidated affiliates	—	—	—	—	875	—	875

Income (loss) from continuing operations	(108)	189	266	(8,411)	7,620	554	110
Loss from discontinued operations	—	—	—	—	(307)	—	(307)
Net income (loss)	(108)	189	266	(8,411)	7,313	554	(197)

Net loss attributable to noncontrolling interests	—	—	—	—	91	—	91

Net income (loss) attributable to common shareholders	$(108)	$189	$266	$(8,411)	$7,404	$554	$(106)

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Nine Months Ended August 26, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$68,095	$712,322	$219,278	$(9,940)	$989,755
Cost and expenses:
Cost of goods sold	—	—	36,909	435,361	129,868	(9,983)	592,155
Selling, general and administrative	—	—	6,169	259,777	61,308	—	327,254
Amortization expense	—	—	—	217	—	—	217
Royalty (income) expense, net	—	—	—	(14,425)	—	—	(14,425)

Income from operations	—	—	25,017	31,392	28,102	43	84,554
Interest expense	—	234	62,399	1,868	1,053	—	65,554
Refinancing and extinguishment of debt	—	—	3,341	—	—	—	3,341
Other (income) expense, net	—	—	40	(5)	(445)	—	(410)
Loss (income) from equity investees	(3,467)	(3,694)	14,344	—	—	(7,183)	—
Loss (income) from non- guarantor equity investees	—	—	—	(19,903)	—	19,903	—
Capital charge and intercompany interest allocation	—	—	(56,747)	54,873	1,874	—	—

Income (loss) before income taxes	3,467	3,460	1,640	(5,441)	25,620	(12,677)	16,069
Income tax provision (benefit)	661	(7)	(2,054)	8,987	7,277	(43)	14,821
Equity in earnings of unconsolidated affiliates	—	—	—	—	3,283	—	3,283

Income (loss) from continuing operations	2,806	3,467	3,694	(14,428)	21,626	(12,634)	4,531
Loss from discontinued operations	—	—	—	—	(1,814)	—	(1,814)
Net income (loss)	2,806	3,467	3,694	(14,428)	19,812	(12,634)	2,717

Net loss attributable to noncontrolling interests	—	—	—	—	91	—	91

Net income (loss) attributable to common shareholders	$2,806	$3,467	$3,694	$(14,428)	$19,903	$(12,634)	$2,808

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

SEALY CORPORATION

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Note 23: Guarantor/Non-Guarantor Financial Information (Continued)

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Nine Months Ended August 26, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$42,908	$(29,258)	$17,752	$—	$31,402

Investing activities:
Purchase of property, plant and equipment	—	—	(436)	(8,266)	(1,309)	—	(10,011)
Proceeds from the sale of property, plant, and equipment	—	—	90	2,220	234	—	2,544
Acquisition of Comfort Revolution	—	—	—	—	159	—	159
Net activity in investment in and advances from (to) subsidiaries and affiliates	(1,562)	—	(14,278)	5,223	10,617	—	—

Net cash provided by (used in) investing activities	(1,562)	—	(14,624)	(823)	9,701	—	(7,308)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	62	—	—	—	—	—	62
Repurchase of common stock	—	—	—	(2,905)	—	—	(2,905)
Proceeds from issuance of long term obligations	—	—	—	—	1,269	—	1,269
Repayments of long-term obligations	—	—	—	(954)	(8,055)	—	(9,009)
Repayment of senior secured notes	—	—	(36,050)	—	—	—	(36,050)
Debt issuance costs	—	—	(1,120)	—	—	—	(1,120)
Other	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	62	—	(37,170)	(3,859)	(6,786)	—	(47,753)

Effect of exchange rate changes on cash	—	—	—	—	4,517	—	4,517

Change in cash and equivalents	(1,500)	—	(8,886)	(33,940)	25,184	—	(19,142)
Cash and equivalents:
Beginning of period	1,655	—	9,123	50,170	47,027	—	107,975

End of period	$155	$—	$237	$16,230	$72,211	$—	$88,833

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

        The bedding market continued to see revenue, unit and average unit selling price growth in the third quarter of fiscal 2012. There is also strength in the market with respect to queen size set retail price points above $1,000. As such, we have focused our recent product introductions on these areas to take advantage of this increased market activity. Specifically, we continued shipping new products in the third quarter of fiscal 2012 including our Optimum by Sealy Posturepedic line which targets the luxury price points of the specialty bedding market and includes Opticool gel memory foam which is designed to provide a cooler feel than more traditional memory foam mattresses. Additionally, we completed the rollout of our 2012 Sealy Brand collection which targets the value price points of the bedding market as this sector of the market continues to be more resilient.

        We are exposed to inflationary pressures which can significantly impact the results of our operations. We particularly experience volatility related to the prices of steel, and petroleum-based polyurethane foam. We have experienced recent decreases in the prices of steel as manufacturers are reducing inventories. This trend is expected to reverse in the beginning of fiscal 2013 as demand for steel products increases. The primary components of polyurethane foam, TDI and Polyol, continue to experience price increases due to the strength of demand in the market as well as supply constraints due to the shift from oil to natural gas production as the price of oil rises.

THIRD QUARTER 2012 HIGHLIGHTS

        Revenues for the third quarter of fiscal 2012 were $365.4 million, with income from operations of $32.6 million and net income from continuing operations of $0.1 million. These results were impacted by the following key items:

  •
  Our U.S. operations experienced a net sales increase of 11.2% while gross profit margins declined 0.3 percentage points as a percentage of net sales. These results were driven by increased sales of our Optimum by Sealy Posturepedic product line, premium-priced Next Generation Stearns & Foster product line and Sealy Brand collection, and premium-priced Next Generation Stearns & Foster product line and were partially offset by lower sales of our Posturepedic product line. In continuing with the trend of higher price point products, we introduced the Optimum pillow top product to the market during the third quarter of fiscal 2012.

  •
  Our International operations experienced net sales increases of approximately 3.2%, coupled with gross profit margin decreases of 1.3 percentage points as a percentage of net sales. The increase in sales was primarily due to increased sales in Mexico and Argentina, partially offset by lower sales in Canada in US dollars. We also experienced gross margin erosion in the Canadian market which was partially offset by gross margin improvement in Argentina and Mexico.

  •
  Selling, general, and administrative expenses increased $16.5 million to $120.6 million for the third quarter of fiscal 2012. As a percentage of net sales, these expenses increased to 33.0% of net sales in the third quarter of fiscal 2012 compared to 31.2% of net sales for the third quarter of fiscal 2011. Approximately $6.4 million of this increase was due to increased national advertising messaging surrounding the Independence and Labor Day holidays in the U.S. market.

  •
  As part of the Optimum rollout during the third quarter of fiscal 2012, we further utilized company owned promotional displays in retail stores to demonstrate Optimum's product features and specifications. These displays are capitalized and amortized over the expected product life. During the first nine months of fiscal 2012, $8.5 million of promotional displays were transferred to various retailers.

  •
  During the third quarter of fiscal 2012, we obtained a 45% ownership interest in a newly formed company, Comfort Revolution International, LLC ("Comfort Revolution"), a joint venture with Comfort Revolution, LLC, for a contribution of $10.0 million. Upon formation, Comfort Revolution, LLC contributed the assets and liabilities of its existing business. Comfort Revolution develops specialty foam and gel bedding products which are believed to complement our existing product offerings. Due to the difference in Comfort Revolution's fiscal year, which ends on December 31, and the availability of financial statements from Comfort Revolution, the results of Comfort Revolution are presented on a two month lag. Between June 13, 2012, the acquisition date, and June 30, 2012, the Company recognized revenues and a net loss for Comfort Revolution of $1.1 million and $0.2 million, respectively.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for the three months ended August 26, 2012 and August 28, 2011, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the three months ended:
	August 26, 2012		August 28, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$365,434	100.0%	$334,067	100.0%
Cost of goods sold	217,229	59.4	197,067	59.0

Gross profit	148,205	40.6	137,000	41.0
Selling, general and administrative expenses	120,632	33.0	104,127	31.2
Amortization expense	73	—	73	—
Royalty income, net of royalty expense	(5,105)	(1.4)	(5,021)	(1.5)

Income from operations	32,605	9.0	37,821	11.3
Interest expense	20,929	5.7	21,935	6.6
Refinancing and extinguishment of debt	416	0.1	28	—
Other income, net	(131)	—	(130)	—

Income before income taxes	11,391	3.2	15,988	4.7
Income tax provision	12,156	3.3	9,556	2.9
Equity in earnings of unconsolidated affiliates	875	0.2	1,057	0.3

Income (loss) from continuing operations	110	—	7,489	2.2
Loss from discontinued operations	(307)	(0.1)	(891)	(0.3)

Net (loss) income	(197)	(0.1)	6,598	1.9
Net loss attributable to noncontrolling interests	91	—	—	—

Net (loss) income attributable to common shareholders	$(106)	(0.1)%	$6,598	1.9%

Effective tax rate	106.7%		59.8%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Three Months Ended:
	August 26, 2012	August 28, 2011
United States	78.3%	77.0%
Canada	13.9	15.7
Other	7.8	7.3

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the three months ended
	August 26, 2012		August 28, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	286,200	100.0	257,293	100.0
Cost of goods sold	170,173	59.5	152,429	59.2

Gross profit	116,027	40.5	104,864	40.8
Total International (U.S. Dollars):
Net sales	79,234	100.0	76,774	100.0
Cost of goods sold	47,056	59.4	44,638	58.1

Gross profit	32,178	40.6	32,136	41.9
Canada:
U.S. Dollars:
Net sales	50,729	100.0	52,433	100.0
Cost of goods sold	30,311	59.8	30,100	57.4

Gross profit	20,418	40.2	22,333	42.6
Canadian Dollars:
Net sales	51,507	100.0	50,898	100.0
Cost of goods sold	30,760	59.7	29,217	57.4

Gross profit	20,747	40.3	21,681	42.6
Other International (U.S. Dollars):
Net sales	28,505	100.0	24,341	100.0
Cost of goods sold	16,745	58.7	14,538	59.7

Gross profit	11,760	41.3	9,803	40.3

  Quarter Ended August 26, 2012 compared with Quarter Ended August 28, 2011

        Net Sales.    Our consolidated net sales for the quarter ended August 26, 2012, were $365.4 million, an increase of $31.4 million, or 9.4%, from the quarter ended August 28, 2011. This increase was driven by increased sales volumes in both our domestic and international markets.

        Domestic—Total U.S. net sales were $286.2 million for the third quarter of fiscal 2012, an increase of 11.2% from the third quarter of fiscal 2011. The U.S. net sales increase, excluding the effects of third party sales from our component plants and the Comfort Revolution joint venture, was attributable to a 7.6% increase in wholesale average unit selling price and a 2.7% increase in wholesale unit volume. The increase in our average unit selling price was driven primarily by increases in all major innerspring lines and improved product mix related to the newly introduced Next Generation Stearns & Foster product line. The increase in unit volume is attributable to increased sales volume for our Optimum by Sealy Posturepedic, Stearns & Foster and, Sealy branded, product lines partially offset by lower sales volumes for our Posturepedic beds.

        Our Next Generation Stearns & Foster product line continues to perform strongly and drove growth in our innerspring sales which experienced a 4.0% increase from the third quarter of fiscal 2011. The success of our recently introduced Optimum by Sealy Posturepedic product line drove an 84.0% increase in the sales of our specialty products for the third quarter of fiscal 2012.

        International—International net sales increased $2.5 million, or 3.2%, from the third quarter of fiscal 2011 to $79.2 million. This increase was primarily due to increased sales in Mexico and Argentina partially offset by lower sales in Canada. In Canada, local currency sales increases of 1.2% translated into decreases of 3.2% in U.S. dollars due to a decline in value of the Canadian dollar. Local currency sales performance in Canada was driven by a 3.8% increase in average unit selling price, offset by a 2.5% decrease in unit volume. The increase in average unit selling price was attributable to a shift in the mix of product sold to higher priced product due to strategic promotional events featuring products at these price points. The decline in unit volume resulted from our strategic decision to focus on higher priced product that typically experiences lower unit volume.

        Gross Profit.    Our consolidated gross profit for the quarter was $148.2 million, an increase of $11.2 million from the comparable prior year period. As a percentage of net sales, gross profit decreased 0.4 percentage points to 40.6%. The decrease in percentage of net sales was primarily due to decreases in gross profit margin in our Canadian and U.S. operations, partially offset by increases in gross profit margin in our Argentina and Mexico operations. U.S. gross profit margin decreased 0.3 percentage points to 40.5% of net sales. An increase in customer incentives and certain warranty expenses reduced the U.S. gross profit percentage by 2.3 percentage points. These were partially offset by improvements in operating efficiencies as well as a shift in the mix of our product sales to higher priced products in the third quarter of fiscal 2012. In local currency, the gross profit margin in Canada was 40.3% as a percentage of net sales, which represents a decrease of 2.3 percentage points. This decrease was primarily driven by the impact of higher raw material costs.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $16.5 million to $120.6 million for the third quarter of fiscal 2012 compared to $104.1 million for the third quarter of fiscal 2011. As a percentage of net sales, selling, general, and administrative expenses were 33.0% for the third quarter of fiscal 2012 compared with 31.2% for the third quarter of fiscal 2011. The primary changes in selling, general and administrative expenses between the third quarter of fiscal 2012 and 2011 were as follows:

(Increase) / Decrease
Outbound delivery	$(0.2)
Cooperative advertising/promotional costs	1.1
Bad debt	(0.2)

Volume driven variable expenses	0.7
Operational fixed expenses	(5.6)
Product launch costs	(1.3)
National advertising	(6.6)
Incentive compensation and defined contribution expense	(5.5)

Fixed operating expenses	(19.0)
Non-cash compensation	1.7
Other	0.1

Total selling, general and administrative expense change	$(16.5)

        During the third quarter of fiscal 2012, the Company increased its level of spending for national advertising in connection with the promotion of its new Optimum by Sealy Posturepedic line of products in connection with the Independence and Labor Day holidays in the U.S., which drove increases in the related expense. The increase in operational fixed expenses is due to higher compensation and product development costs. Additionally, incentive compensation and defined contribution expense increased based on the change in our projected achievement of the associated incentive targets relative to the prior year. The increases have been partially offset by decreases in non-cash compensation and promotional costs in fiscal 2012.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, was $5.1 million for the three months ended August 26, 2012, which is relatively consistent with the royalty income for the three months ended August 28, 2011.

        Interest Expense.    Our consolidated interest expense for the third quarter of fiscal 2012 remained relatively consistent with the comparable prior year period. Our net weighted average borrowing cost was 11.0% and 11.2% for the three months ended August 26, 2012 and August 28, 2011, respectively. Our net weighted average borrowing cost was favorably impacted by the redemptions of our outstanding Senior Notes in the first and second quarters of fiscal 2012.

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the three month periods ended August 26, 2012 and August 28, 2011:

	Three Months Ended:
	August 26, 2012	August 28, 2011
Cash interest expense	$14,061	$15,161
Non-cash interest expense	6,868	6,774

	$20,929	$21,935

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the three months ended August 26, 2012 was 106.7% compared to 59.8% for the three months ended August 28, 2011. The effective rate for the third quarter of fiscal 2012 period was higher than the tax rate for the third quarter of fiscal 2011 primarily due to the impact of the permanent tax differences. The most significant permanent tax difference relates to the non-deductible interest on the Company's Convertible Notes.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures remained relatively consistent with that of the third quarter of fiscal 2011.

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

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for the nine months ended August 26, 2012 and August 28, 2011, expressed in thousands of dollars, as well as a percentage of each period's net sales:

	For the nine months ended:
	August 26, 2012		August 28, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$989,755	100.0%	$960,892	100.0%
Cost of goods sold	592,155	59.8	580,314	60.4

Gross profit	397,600	40.2	380,578	39.6
Selling, general and administrative expenses	327,254	33.1	315,308	32.8
Amortization expense	217	—	217	—
Royalty income, net of royalty expense	(14,425)	(1.5)	(14,796)	(1.5)

Income from operations	84,554	8.6	79,849	8.3
Interest expense	65,554	6.6	65,309	6.8
Refinancing and extinguishment of debt	3,341	0.3	1,264	0.1
Other income, net	(410)	—	(337)	—

Income before income taxes	16,069	1.7	13,613	1.4
Income tax provision	14,821	1.5	7,779	0.8
Equity in earnings of unconsolidated affiliates	3,283	0.3	2,535	0.3

Income (loss) from continuing operations	4,531	0.5	8,369	0.9
Loss from discontinued operations	(1,814)	(0.2)	(3,050)	(0.3)

Net income	2,717	0.3	5,319	0.6
Net loss attributable to noncontrolling interests	91	—	—	—

Net income attributable to common shareholders	$2,808	0.3%	$5,319	0.6%

Effective tax rate	92.2%		57.1%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our global operations:

	Nine Months Ended:
	2012	2011
United States	77.5%	78.0%
Canada	14.5	14.6
Other	8.0	7.4

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the nine months ended:
	August 26, 2012		August 28, 2011
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (U.S. Dollars):
Net sales	766,752	100.0	749,480	100.0
Cost of goods sold	459,684	60.0	456,945	61.0

Gross profit	307,068	40.0	292,535	39.0
Total International (U.S. Dollars):
Net sales	223,003	100.0	211,412	100.0
Cost of goods sold	132,471	59.4	123,369	58.4

Gross profit	90,532	40.6	88,043	41.6
Canada:
US Dollars:
Net sales	143,572	100.0	140,518	100.0
Cost of goods sold	85,401	59.5	81,877	58.3

Gross profit	58,171	40.5	58,641	41.7
Canadian Dollars:
Net sales	145,328	100.0	137,668	100.0
Cost of goods sold	86,439	59.5	80,206	58.3

Gross profit	58,889	40.5	57,462	41.7
Other International (U.S. Dollars):
Net sales	79,431	100.0	70,894	100.0
Cost of goods sold	47,070	59.3	41,492	58.5

Gross profit	32,361	40.7	29,402	41.5

  Nine months Ended August 26, 2012 compared with Nine months Ended August 28, 2011

        Net Sales.    Our consolidated net sales for the nine months ended August 26, 2012, were $989.8 million, an increase of $28.9 million, or 3.0%, from the nine months ended August 28, 2011. This increase was driven by increased unit sales in both our domestic and international markets.

        Domestic—Total U.S. net sales were $766.8 million for the first three quarters of fiscal 2012, an increase of 2.3% from the first three quarters of fiscal 2011. The U.S. net sales increase, excluding the effects of third party sales from our component plants and Comfort Revolution, was attributable to a 5.6% increase in wholesale average unit selling price partially offset by a 3.9% decrease in wholesale unit volume. The increase in our average unit selling price was primarily driven by the increase in sales of our newly introduced Next Generation Stearns & Foster product line and by Optimum by Sealy product line which sell at higher price points in the market. The decrease in unit volume is attributable to lower sales volumes for our Posturepedic and Sealy branded product.

        Our innerspring sales for the first nine months of fiscal 2012 increased by 0.1% compared to the first nine months of fiscal 2011. This relative stability has been caused by the offsetting strength of Stearns & Foster and weakness of Posturepedic innerspring products. The success of our recently introduced Optimum by Sealy Posturepedic product line drove a 20.5% increase in the sales of our specialty product for the first nine months of fiscal 2012.

        International—International net sales increased $11.6 million, or 5.5%, from the first three quarters of fiscal 2011 to $223.0 million. This increase was due to increased sales in all of our international markets including particular strength in Mexico and Argentina. In Canada, local currency sales increases of 5.6% translated into increases of 2.2% in U.S. dollars due to a decline in value of the Canadian dollar. Local currency sales performance in Canada was driven by a 4.5% increase in unit volume, coupled with a 1.0% increase in average unit selling price. The increase in unit volume was attributable to strategic promotional events focused on product at the lower price points in the first half of the year, while the increase in average unit selling price was driven by a shift to product at higher price points in the third quarter of fiscal 2012.

        Gross Profit.    Our consolidated gross profit for the nine months ended August 26, 2012 was $397.6 million, an increase of $17.0 million from the comparable prior year period. As a percentage of net sales, gross profit increased 0.6 percentage points to 40.2%. The increase in percentage of net sales was primarily due to an increase in gross profit margin in our U.S. operations. U.S. gross profit margin increased 1.0 percentage points to 40.0% of net sales. The increase in the U.S. gross profit percentage was due primarily to improved pricing and a shift in the mix of our product sales to higher priced Next Generation Stearns & Foster and Optimum by Sealy Posturepedic products, which resulted in an improvement in our gross profit percentage by approximately 1.4 percentage points. Additionally, operational efficiencies due to higher sales volumes and improvements in the manufacturing processes resulted in a 0.7 percentage point increase in U.S. gross profit margin. These improvements were partially offset by the impact of an additional expense recognized related to expected product returns related, primarily, due to an identified warranty issue with certain foundation units which caused a 0.8 percentage point decrease in gross profit margins. The gross profit margin in Canada was 40.5% as a percentage of net sales, which represents a decrease of 1.2 percentage points. This decrease was primarily driven by the impact of higher raw material costs.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $11.9 million to $327.3 million for the first three quarters of fiscal 2012 compared to $315.3 million for the first three quarters of fiscal 2011. As a percentage of net sales, selling, general, and administrative expenses were 33.1% for the first three quarters of fiscal 2012 compared with 32.8% for the first three quarters of fiscal 2011. The primary changes in selling, general, and administrative expenses between the first three quarters of fiscal 2012 and 2011 were as follows:

(Increase) / Decrease
Outbound delivery	$(0.6)
Cooperative advertising/promotional costs	6.3
Bad debt	1.3

Volume driven variable expenses	7.0
Operational fixed expenses	(6.7)
Product launch costs	0.9
National advertising	(8.0)
Incentive compensation and defined contribution expense	(7.7)

Fixed operating expenses	(21.5)
Non-cash compensation	2.7
Other	(0.1)

Total selling, general and administrative expense change	$(11.9)

        During the nine months ended August 26, 2012, the Company increased its level of spending for national advertising in connection with the promotion of its new Optimum by Sealy Posturepedic line of products in connection with the Memorial, Independence and Labor Day holidays in the U.S., which drove increases in the related expense. Incentive compensation and defined contribution expense increased based on the change in our projected achievement of the associated incentive targets relative to the prior year. Additionally, the Company has experienced increases in operational fixed expenses due to higher compensation costs. Decreases in our product launch, cooperative advertising and promotional costs are primarily the result of a decrease in the level of spending and promotional programs offered on the products introduced in fiscal 2012 as compared to fiscal 2011.

        Royalty income, net of royalty expense.    Our consolidated royalty income, net of royalty expenses, was $14.4 million for the nine months ended August 26, 2012, a decrease of $0.4 million compared to the prior year period which has been driven primarily by reductions in income from domestic licensees partially offset by stronger performance by international licensees.

        Interest Expense.    Our consolidated interest expense for the first three quarters of fiscal 2012 remained relatively consistent with the prior year period. Our net weighted average borrowing cost was 11.3% and 11.0% for the nine months ended August 26, 2012 and August 28, 2011, respectively. Our net weighted average borrowing cost was unfavorably impacted by increases in non-cash interest expense which was driven by the accretion of the beneficial conversion features in our Convertible Notes. Our cash interest expense for the first nine months of fiscal 2012 decreased due to the redemptions of our outstanding Senior Notes in the first and second quarters of fiscal 2012

        We recognize non-cash interest related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest for the six month periods ended August 26, 2012 and August 28, 2011:

	Nine Months Ended:
	August 26, 2012	August 28, 2011
Cash interest expense	$44,102	$46,145
Non-cash interest expense	21,452	19,164

	$65,554	$65,309

        Income Tax.    Our effective income tax rates regularly differ from the Federal statutory rate principally because of the effect of non-deductible paid in kind interest, certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the nine months ended August 26, 2012 was 92.2% compared to 57.1% for the nine months ended August 28, 2011. The effective rate for the first nine months of fiscal 2012 period was higher than the effective rate for the first nine months of fiscal 2011 period primarily due to the impact of the permanent tax differences, the most significant of which relates to the non-deductible interest on the Company's Convertible Notes.

        Equity in Earnings of Unconsolidated Affiliates.    Earnings related to our joint ventures have increased by $0.8 million from the first three quarters of fiscal 2011 primarily due to increased profitability in the New Zealand and China markets.

        Discontinued Operations.    During the fourth quarter of fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy. Also during the fourth quarter of fiscal 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and accordingly, we have reclassified the results of operations and any losses resulting from disposition for all periods presented to reflect them as such. Amounts recognized in the first three quarters of fiscal 2012 primarily include charges related to the settlement of certain outstanding contingencies related to the sale of the European business unit which resulted in the recognition of an additional $0.9 million of expense.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Sources of Funds

        Our principal source of funds is cash flows from operations. However, we also have the ability to borrow under our asset-based revolving credit facility (the "Amended ABL Revolver"). Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $10.0 million for the nine months ended August 26, 2012. We expect total 2012 capital expenditures to be approximately $16.0 to $17.0 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, machinery and equipment, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At August 26, 2012, the Company had approximately $77.7 million available under the Amended ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $16.7 million, and certain reserves related to our outstanding derivative contracts. The calculated borrowing base under the Amended ABL Revolver is determined based on our U.S. accounts receivable and inventory balances. Our net weighted average borrowing cost was 11.3% and 11.0% for the nine months ended August 26, 2012 and August 28, 2011, respectively.

        As of September 20, 2012, we had no borrowings outstanding under the Amended ABL Revolver. Due to the lower available interest rates on this facility, we plan to periodically borrow on this facility in future periods. Further, as discussed in Note 10 to the Condensed Consolidated Financial Statements, we entered into a revolving credit agreement with Comfort Revolution through which we are obligated to provide financing of up to $20.0 million. This obligation may also impact our borrowings on our Amended ABL Revolver in future periods.

        Approximately $71.3 million of our outstanding cash balance at August 26, 2012 was held in foreign jurisdictions. While we are not prohibited from repatriating these funds to the U.S., the cost of doing so may be significant depending upon the prevailing tax rates. However, since we have the intent and ability to reinvest these earnings, we have not provided for income taxes against the earnings of these subsidiaries

  Debt

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

        During the nine months ended August 26, 2012, we redeemed $35.0 million of our outstanding Senior Notes (defined below) at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. We incurred expenses of $2.9 million for the nine months ended August 26, 2012 in connection with these redemptions related to the payment of premiums and write off of unamortized original issue discount and debt issuance costs. The Company did not redeem any of its outstanding Senior Notes during the three months ended August 26, 2012 and August 28, 2011.

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

        At August 26, 2012 there were no amounts outstanding under the Amended ABL Revolver. The Company did not borrow any amounts under the Amended ABL Revolver during the third quarter of fiscal 2012. The outstanding principal and carrying amounts at August 26, 2012 related to our outstanding notes are as follows:

	Principal Amount	Carrying Amount
Senior notes due 2016(1)	270,000	263,291
Convertible notes due 2016(2)	221,125	187,083
Senior subordinated notes due 2014	268,945	268,945

(1)
The carrying value of the Senior Notes gives effect to an unamortized original issue discount of $6.7 million.

(2)
The carrying value of the Convertible Notes includes accrued PIK interest and the effects of the accounting for the beneficial conversion features that were recognized upon each of the January 15 and July 15 interest payment dates since their issuance. See Note 9 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further details.

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

        At August 26, 2012, the Company was in compliance with the covenants contained within its Amended ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes. These agreements also restrict our ability to pay dividends and repurchase common stock.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which may from time to time include the redemption or repurchase of additional portions or all of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. In addition, our Board authorized a common stock repurchase program under which we may repurchase up to $100 million of our common stock. As of August 26, 2012, we have repurchased shares for $16.3 million under this program, none of which was repurchased during the third quarter of fiscal 2012. From August 28, 2011 through September 20, 2012, we did not repurchase any additional shares under this program.

        Our Convertible Notes contain a provision through which we are able to terminate the conversion rights on or after July 15, 2012 if (i) the closing sale price of our common stock equals or exceeds 250% of the conversion price then in effect for at least 20 days prior and (ii) our ratio of Net Debt to Adjusted EBITDA is less than 3.4 to 1.0. As of August 26, 2012, neither of these conditions was met and we do not expect to be able to exercise this provision of the Convertible Notes agreement in the fourth quarter of fiscal 2012. In the event that these provisions are able to be exercised in future periods, we would recognize the remaining unamortized discount related to the beneficial conversion features as a component of interest expense within our Condensed Consolidated Statement of Operations. As of August 26, 2012, the remaining unamortized discount related to the beneficial conversion features was $35.7 million.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $2.3 million during the next twelve months, with $1.4 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our Amended ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase additional portions of our Senior Notes, 2014 Notes or the Convertible Notes during that time.

  Dividend

        Our Amended ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the Amended ABL Revolver agreement that we meet a minimum fixed charge coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement in our Amended ABL Revolver agreement as of August 26, 2012, our ability to pay a dividend to our common shareholders is currently limited to $30.0 million under our note indentures and we do not currently expect a dividend will be declared in the fourth quarter of fiscal 2012.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Nine Months Ended:
	August 26, 2012	August 28, 2011
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$31,402	$6,862
Investing activities	(7,308)	(17,668)
Financing activities	(47,753)	(14,848)
Effect of exchange rate changes on cash	4,517	2,333

Change in cash and cash equivalents	(19,142)	(23,321)
Cash and cash equivalents:
Beginning of period	107,975	109,255

End of period	$88,833	$85,934

  Nine months Ended August 26, 2012 Compared With Nine months Ended August 28, 2011

        Cash Flows from Operating Activities.    Our cash flow from operations increased $24.5 million to a source of cash of $31.4 million for the nine months ended August 26, 2012 from a source of cash of $6.9 million for the nine months ended August 28, 2011. The increase in cash flows from operations for the nine months ended August 26, 2012 compared to the same prior year period was primarily driven by decreased uses of working capital during the first three quarters of fiscal 2012.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities for the nine months ended August 26, 2012 were $7.3 million as compared to net cash used in investing activities of $17.7 million for the nine months ended August 28, 2011. This difference of $10.4 million is primarily due to lower capital expenditures in the first three quarters of fiscal 2012 coupled with approximately $1.7 million of proceeds received from the sale of our existing Phoenix, Arizona facility as we are relocating to a leased facility in that area.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the nine months ended August 26, 2012 was $47.8 million compared with cash used in financing activities of $14.8 million for the nine months ended August 28, 2011. This change was primarily driven by $35.0 million of Senior Note redemptions in the first three quarters of fiscal 2012 compared with $10.0 million of Senior Note redemptions in the first three quarters of fiscal 2011. Our increased use of cash for financing activities was also the result of our repayment of Comfort Revolution's $7.4 million of outstanding debt upon acquisition.

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

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. Issues related to certain of these reserved positions have been presented to the Company. The Company believes that such audits will not result in a material assessment and payment of taxes related to these positions during the one year period following August 26, 2012. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

  Events of Default

        Our long-term obligations contain various financial tests and covenants, but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our Amended ABL Revolver.

        Our Amended ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.0 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 12.5% of the borrowing base under the Amended ABL Revolver and 2) $10.0 million. As of August 26, 2012, we were not in a period of minimum availability and did not have any outstanding borrowings under the Amended ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the Amended ABL Revolver. The fixed charge coverage ratio is defined by the Amended ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our senior debt agreements also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our Amended ABL Revolver requires us to meet either (i) an excess availability test of $20.0 million, or (ii) (a) an excess availability of at least the greater of (x) 17.5% of the lesser of total commitments and the borrowing base and (y) $15.0 million and (b) a minimum fixed charge coverage test of 1.10 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the Amended ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At August 26, 2012, Adjusted EBITDA less cash taxes paid and unfinanced capital expenditures was $97.0 million. Fixed charges as calculated under the terms of the Amended ABL Revolver agreement were $58.4 million. This results in a fixed charge coverage ratio of 1.66 to 1.00 at August 26, 2012 under the terms of the Amended ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and 2014 Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At August 26, 2012, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and 2014 Notes were $80.9 million, resulting in a fixed charge coverage ratio of 1.59 to 1.00.

        Although we meet the minimum fixed charge coverage ratio requirements contained in our Amended ABL Revolver agreement, we do not meet the minimum fixed charge coverage ratio contained in the indentures governing the Senior Notes, Convertible Notes and 2014 Notes as of August 26, 2012. As such, Sealy Mattress Company and its subsidiaries are limited in their ability to incur additional new indebtedness and make certain restricted payments, including dividends or equity distributions other than pursuant to specified exceptions. We do not believe that these restrictions will impact our liquidity or our ability to meet our ongoing capital needs.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended August 26, 2012 and August 28, 2011:

	Three Months Ended:		Nine Months Ended:
	August 26, 2012	August 28, 2011	August 26, 2012	August 28, 2011
	(in thousands)		(in thousands)
Net (loss) income	$(197)	$6,598	$2,717	$5,319
Interest expense	20,929	21,935	65,554	65,309
Income taxes	12,156	9,556	14,821	7,779
Depreciation and amortization	6,554	5,739	18,753	18,001

	39,442	43,828	101,845	96,408
Adjustments for debt covenants:
Refinancing charges	416	28	3,341	1,264
Non-cash compensation	1,799	3,466	6,566	9,239
KKR consulting fees	40	323	324	981
Discontinued operations	307	891	1,814	3,050
Other (various)(a)	577	(149)	1,073	246

Adjusted EBITDA	$42,581	$48,387	$114,963	$111,188

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

  •
  the consummation of our announced transaction with Tempur-Pedic International, Inc.;

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

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $0.7 million and $1.8 million impact on our financial position for the three and nine months ended August 26, 2012, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward and option contracts. At August 26, 2012, we had outstanding forward foreign currency contracts to sell a total of 31.5 million Canadian dollars for U.S. dollars. The expiration dates for the Canadian dollar contracts range from September 2012 to August 2013. At August 26, 2012, the fair value of these contracts was a net asset of $0.5 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

  Interest Rate Risk

        Based on the amount of variable-rate debt outstanding at August 26, 2012, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant dollar impact on our annual interest expense.

  Commodity Price Risks

        We are exposed to inflationary pressures which can significantly impact the results of our operations. We particularly experience volatility related to the prices of steel, and petroleum-based polyurethane foam. We have experienced recent decreases in the prices of steel as manufacturers are reducing inventories. This trend is expected to reverse in the beginning of fiscal 2013 as demand for steel products increases. The primary components of polyurethane foam, TDI and Polyol, continue to experience price increases due to the strength of demand for these products in the market as well as supply constraints due to the shift from oil to natural gas production as the price of oil rises. From time to time we also hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce the Company's exposure to the volatility in diesel fuel prices.

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

        There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The information required with respect to this Item can be found in Note 18 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 1A.    Risk Factors.

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended November 27, 2011 and Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2012, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below shows information regarding our repurchases of the Company's common stock during the third quarter of fiscal 2012:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
May 28 - June 24, 2012	1,538,843	$1.69	—	$83,746,985
June 25 - July 22, 2012	63,785	1.82	—	83,746,985
July 23 - August 26, 2012	—	—	—	83,746,985

Total	1,602,628		—

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

        Subsequent to August 26, 2012 through September 20, 2012, 7,817 shares of Sealy Corporation common stock were surrendered by participants in the Company's 2004 Stock Option Plan to cover the individuals' minimum tax withholding obligations related to the vesting of certain restricted stock units.

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Mine Safety Disclosures.

        None

Item 5.    Other Information

        None.

Item 6.    Exhibits

†31.1	Chief Executive Officer Certification of the Quarterly Financial Statements.
†31.2	Chief Financial Officer Certification of the Quarterly Financial Statements.
†32	Certification pursuant to 18 U.S.C. Section 1350.
†101.1
The following financial information from Sealy Corporation's Quarterly Report on Form 10-Q for the quarter ended August 26, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended August 26, 2012 and August 28, 2011, (ii) the Condensed Consolidated Balance Sheets as of August 26, 2012 and November 27, 2011, (iii) the Condensed Consolidated Statement of Stockholders' Deficit for the nine months ended August 26, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended August 26, 2012 and August 28, 2011 and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: September 28, 2012

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY CORPORATION Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Operations (Continued) (in thousands, except per share data) (unaudited)
SEALY CORPORATION Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
SEALY CORPORATION Condensed Consolidated Statement of Stockholders' Deficit (in thousands) (unaudited)
SEALY CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY CORPORATION Notes to Condensed Consolidated Financial Statements (unaudited)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets August 26, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 26, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Three Months Ended August 28, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 26, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Nine Months Ended August 28, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 26, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Nine Months Ended August 28, 2011 (in thousands)
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