Form 10-K
period 2012-12-02
SEALY CORP
filed 2013-02-04
CIK 748015

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 2, 2012
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission file number 333-117081-27

SEALY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3284147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Sealy Drive One Office Parkway Trinity, North Carolina	27370
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (336) 861-3500
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
8% Senior Secured Third Lien Convertible Notes due 2016	New York Stock Exchange
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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of May 27, 2012 was $91,637,818.

         The number of shares of the registrant's common stock outstanding as of January 24, 2013 is approximately: 104,949,949.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A related to the Registrant's 2013 Annual Meeting of Stockholders will be incorporated by reference in Part III of this Form 10-K to the extent described herein. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 2, 2012.

 PART I

Item 1.    Business

General

        Sealy Corporation (hereinafter referred to as the "Company", "Sealy", "we", "our", or "us"), a Delaware corporation organized in 1984, owns one of the largest bedding brands in the world (Sealy®). Based on Furniture/Today, a furniture industry publication, we are a leading bedding manufacturer in the United States with a wholesale market share of approximately 18% in 2011.

        We manufacture and market a complete line of bedding products, including mattresses and mattress foundations. Our conventional (innerspring) bedding products are manufactured and marketed in the Americas under the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brand names. In addition, we manufacture and market specialty (non-innerspring) latex and visco-elastic bedding products under the Optimum by Sealy Posturepedic, Stearns & Foster, Sealy and Carrington Chase brand names, which we sell in the United States and internationally.

        We believe that our brands have made Sealy a leading manufacturer in the domestic bedding industry for over 25 years and our Stearns & Foster brand name is one of the leading brands devoted to the luxury category, which sells at higher price points in the industry. We believe that going to market with one of the leading brands in the domestic bedding industry (Sealy), one of the leading luxury brands (Stearns & Foster), and differentiated specialty bedding offerings gives us a competitive advantage and strengthens our relationships with our customers by allowing us to offer sleep solutions to a broad group of consumers.

        On September 26, 2012, the Company entered into a Merger Agreement (the "Merger Agreement") with Tempur-Pedic International Inc. ("Tempur-Pedic") pursuant to which a wholly-owned subsidiary of Tempur-Pedic will merge with and into the Company, resulting in the Company becoming a subsidiary of Tempur-Pedic (the "Merger"). In connection with the Merger, each share of the Company's common stock issued and outstanding immediately prior to the Merger will be converted into the right to receive $2.20 per share in cash (the "Merger Consideration"). As part of the transaction, it is anticipated that the Company's outstanding senior and subordinated notes will also be redeemed in accordance with the provisions of the related note indentures. The proposed merger has been approved by the Board of Directors of both companies and remains subject to certain additional conditions and approvals of various regulatory authorities. There are no assurances that the Merger will be consummated on the expected timetable (during the first half of 2013), or at all.

        On June 13, 2012, the Company acquired a 45% ownership interest in Comfort Revolution International, LLC ("Comfort Revolution"), a company known for innovative foam and gel bedding products. We believe our investment in Comfort Revolution will help us gain better access to the "top of bed" industry which we believe provides significant opportunity.

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

Products

        The Company produces sleep sets across a range of technologies, including innerspring, latex foam and visco-elastic "memory foam" and sells them directly to customers in North and South America and indirectly around the world through joint venture and licensee partners. Approximately 88% of our domestic sales for fiscal 2012 were for innerspring product.

        During the latter part of fiscal 2011, we established a specialty division which is focused on the development, promotion and selling of specialty product. During fiscal 2012, this division was responsible for the development of our Optimum by Sealy Posturepedic line which targets the luxury price points of the specialty bedding category and includes Opticool gel memory foam which is designed to provide a cooler feel than more traditional memory foam mattresses. The success of this line of product during the third and fourth quarters of fiscal 2012 has contributed to the approximate 49% growth in our sales of specialty products in fiscal 2012 as compared to fiscal 2011.

        Our product development efforts include regular introductions across our product lines in order to maintain the competitiveness and the profitability of our products. In the past two years alone, we have introduced several new products including: 1) our Optimum by Sealy Posturepedic line, discussed above; 2) our Next Generation Posturepedic line which comprises the largest portion of our portfolio and incorporates new benefits and technologies developed specifically for that line; 3) our Next Generation Stearns & Foster line which is offered in three collections, Core, Estate and Luxury Estate and includes traditional innerspring products, and a luxury latex line containing a 100% latex core with cashmere-infused fabric.

Customers

        Our five largest customers on a consolidated basis accounted for approximately 36.1% of our net sales for fiscal 2012 with one customer (Costco), representing more than 10% of our net sales during fiscal 2012. While we believe our relationships with these customers are stable, many of these relationships are terminable at will at the option of either party. In the U.S., we serve a large and well diversified base of approximately 3,000 customers, including furniture stores, specialty bedding stores, department stores and warehouse club stores. The credit environment in which our customers operate has stabilized somewhat over the past two years; however, the continued management of credit risk by financial institutions continues to restrain the availability of credit for mattress retailers. In certain instances, this has caused mattress retailers to exit the market or be forced into bankruptcy. Furthermore, many of our customers rely in part on consumers' ability to finance their mattress purchases with credit from third parties. See "Risk Factors—A substantial decrease in business from our significant customers could have a material effect on our sales and market share" in Item 1A below.

        We believe we have been able to maintain a leading market share among the top 25 U.S. bedding retailers by wholesale sales dollars. We believe this is due, in part, to the strength of our customer relationships, our large and well-trained sales force, effective marketing, leading brand names and a broad portfolio of quality product offerings.

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

        In connection with the launch of our Optimum by Sealy Posturepedic line of products in fiscal 2012, we increased the level of our national advertising of this product surrounding the Memorial, Independence and Labor Day holidays in the U.S. market to encourage customer engagement during these periods which traditionally see higher sales of bedding products.

        We continue to focus on leveraging digital media in our advertising to capitalize on the ability to use behavioral targeting of online ads to better reach customers that may be particularly interested in purchasing our products. We expect to continue to create new ways to use digital media to maximize the reach of our advertising.

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

Sources and Availability of Raw Materials and Suppliers

        Our primary raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we rely upon a single supplier for certain polyurethane foam components in our mattress units. Such components are purchased under a supply agreement. We also purchase a significant portion of our box spring parts from third party sources under supply agreements, which require that we maintain certain volume allocations based on a proportional amount of material purchases. These volume allocations do not represent fixed purchase commitments. We are also dependent on a single supplier for the visco-elastic components and assembly of our Optimum by Sealy Posturepedic and Embody specialty product lines. Except for our dependence regarding polyurethane foam, visco-elastic components and assembly of our Optimum by Sealy Posturepedic and Embody specialty product lines, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

International

        We derived approximately 23.1% of our fiscal 2012 net sales internationally. We have 100% owned subsidiaries in Canada, Mexico, Puerto Rico, Argentina, Uruguay and Chile, which have marketing and manufacturing responsibilities for those markets. We have three manufacturing and distribution center facilities in Canada and one each in Mexico, Puerto Rico, Argentina, and Uruguay, which comprise all of the company-owned manufacturing operations outside of the U.S. at December 2, 2012. We attribute revenue from external customers based on the sales of the manufacturing facilities in these international locations.

        Our largest international market, Canada, contributed 14.7% of our fiscal 2012 net sales. Our six largest customers in the Canadian market accounted for approximately 81.5% of our net sales for fiscal 2012. Given the similarities between the Canadian and U.S. bedding markets, many of the risks attendant to the U.S. market as described within "Risk Factors" Item 1A are also applicable to the Canada market. Long-lived assets attributable to our Canadian operations were $12.6 million, $12.2 million, and $12.8 million as of December 2, 2012, November 27, 2011 and November 28, 2010, respectively.

        We also derive income from royalties by licensing our brands, technology and trademarks to other manufacturers, including 24 international independent licensees. During fiscal 2012, we further expanded our international reach by establishing new licensing arrangements in South America.

        We also participate in a group of joint ventures with our Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia, New Zealand and India. In addition to the above, we also ship products directly into many small international markets.

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

Bedding Industry

General

        Our U.S. business represents the dominant portion of our operations. The U.S. bedding industry generated wholesale revenues of approximately $6.3 billion during the calendar year 2011, according to the International Sleep Products Association ("ISPA"). Based on a sample of leading mattress manufacturers, including Sealy, ISPA estimates that wholesale revenues for these manufacturers increased approximately 7.7% in 2011. This trend has continued through the first nine months of 2012 with wholesale revenues reported by a sample of manufacturers representing an estimated 75% of industry sales to ISPA increasing 13.7%.

        The majority of the wholesale revenue growth has been driven by the specialty bedding category, which represents non-innerspring bedding products including visco-elastic "memory foam", latex foam and other mattress products. According to ISPA, specialty bedding wholesale mattress revenue increased 29.6% in 2011 and these trends have remained strong through the first nine months of 2012 which have seen increases of 29.0% from the levels experienced in the first nine months of 2011. Conversely, wholesale revenue from traditional innerspring mattresses have shown more moderate growth of 2.6% and 9.6% for 2011 and the first nine months of 2012, respectively.

        Sales of mattresses at retail price points above $500 showed stronger performance in 2011 according to ISPA based on a sample of total industry shipments of queen sets. Wholesale revenues generated by these price points gained approximately 13.6% from 2010 to 2011. In fiscal 2012, we have seen these trends continue with stronger sales of mattresses at higher price points, particularly within our Stearns & Foster and Optimum by Sealy Posturepedic branded product.

Competition

        The bedding industry is highly competitive and we encounter competition from many manufacturers in both domestic and foreign markets. Manufacturers in the industry principally compete by developing new products and distributing these new products in retail outlets. While many bedding manufacturers, including Sealy, offer multiple types of bedding products, some of our competitors focus on single product types. The single product focus of these competitors may afford them with a competitive advantage, particularly in the specialty bedding category, but we believe going to market with the best selling and one of the most recognized brands in the domestic bedding industry (Sealy) and differentiated specialty bedding offerings provides us with a competitive advantage. We, together with Simmons Company and Serta, Inc., collectively accounted for approximately 51.8% of wholesale bedding industry revenues in 2011, based on figures obtained from ISPA and Furniture/Today industry publications.

        U.S. non-innerspring bedding has significantly increased market share at the expense of innerspring products over the past four years. The largest specialty competitors are Tempur-Pedic and Select Comfort which hold a combined U.S. market share of 18.6% in 2012. Wholesale revenue from traditional innerspring mattresses has shown more moderate growth in 2011 and 2012. See "Risk

Factors—The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline" in Item 1A.

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

        In 2012, we introduced our new Optimum by Sealy Posturepedic line which targets the luxury price points of the specialty bedding category. This new line includes Opticool gel memory foam which is designed to provide a cooler feel than more traditional memory foam mattresses. Additionally, we introduced our new 2012 Sealy Brand collection which targets the value price points of the bedding market as this sector of the market represents over 40% of industry units according to ISPA.

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

Improve competitiveness in premium specialty bedding

        As noted above, the specialty product category has seen significant growth over the past several years. In order to capitalize on this fast growing sector of the market, we have created a specialty division which is responsible for the development, marketing and distribution of our specialty product lines. We believe that this team challenges many paradigms currently in place at Sealy including historical product development and promotional processes as well as how we price and distribute our products. The primary focus of this division in 2012 was the release of our new Optimum by Sealy Posturepedic product line. Since the introduction of this line, this team has been focused on strategies through which we develop new technologies to pursue an expansion of our product offerings in this area, partner more closely with select retailers in their specialty product offerings, and redesign the promotion of these products through in-store and external channels.

Grow earnings from international sources

        We participate in international markets through several means: 1) direct investment in wholly-owned subsidiaries; 2) licensing arrangements; and 3) participation in joint ventures. The diversity of these channels allows us to develop and grow our brand portfolio in international markets, while allowing us to limit our risk and capital investment in certain markets due to uncertain economic or political factors.

        We believe that emerging markets, particularly in Asia and South America, offer significant potential for increasing earnings growth derived from international sources. Given the magnitude of these untapped markets, we plan to continue expanding our geographic reach into developing markets with a focus to drive brand recognition whether through partnering with others or by making direct investments in the geographic territory. Specifically, we are continuing to expand our reach in China through our existing joint venture arrangement and continue to explore opportunities to establish a greater presence in other international locations through indirect investments in the form of joint ventures or licensee arrangements.

Grow profitable innerspring market share

        We continue to focus on profitable market share growth through an emphasis on advertising, account penetration, and new distribution.

        Through our advertising and marketing strategies, we hope to better connect directly with consumers and motivate them to visit our retail partners which will drive increased sales of our product for our existing retail partners and encourage distribution of our product to new retail partners. Our sales force works with each retailer to leverage our media assets to design successful promotions that maximize sales volumes. Through this partnership, our goal is to create an integrated advertising package that leverages advertising through various media and promotes our product both inside and outside the retailer location.

        Beginning in 2011, we introduced several new strategies which were focused on leveraging digital media including our "In Bed" tagger application for mobile devices, inclusion of our advertising messages on YouTube and Hulu and the use of behavioral targeting of online ads to better reach customers that may be particularly interested in purchasing bedding products. We expect to continue to create new ways to use digital media to maximize the reach of our advertising.

        We also plan to grow our market share through increasing our sales at existing retailer locations by gaining incremental market share at those locations. Further, we plan to pursue growth through new distribution channels which we believe will broaden our brand recognition and provide opportunities for sales growth.

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

        We continue to leverage our vertical integration into the manufacturing of innersprings and latex foam to better control the design and costs of these components. We also continued to make changes in our manufacturing operations such as regionalizing certain production activities to increase the distribution efficiency of certain products. We plan to find ways to improve these processes further. We will also continue to leverage our scale and purchasing power to source technology and materials globally, acquire best-in-class equipment and buy in quantities sufficient to obtain the best pricing possible.

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

        To increase shareholder value, we intend to utilize our cash flows to reduce our outstanding debt balances, drive an improvement in our leverage ratios and reduce our cash interest expense. During fiscal 2012, 2011 and 2010, the Company redeemed $35.0 million, $10.0 million and $35.0 million, respectively, of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. On January 10, 2013, we redeemed an additional $35.0 million of our outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes or $36.1 million, plus accrued and unpaid interest to the redemption date. In future periods, such opportunities may include the redemption or repurchase of an additional portion of our Senior Notes, our senior subordinated notes or our senior secured convertible PIK notes to the extent permitted by our debt covenants.

Other Company Information

Licensing

        At December 2, 2012, there were 24 separate license agreements in effect with eight domestic and 16 foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Rooms To Go (a furniture retailer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer) and Mantua Manufacturing Co. (a bed frame manufacturer), Chairworks (a chair manufacturer), Downlite (a pillow manufacturer) and American Textile Company (a comforter and mattress pad manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

        Our foreign license agreements provide exclusive rights to market the Sealy brand in Australia, Thailand, Japan, the United Kingdom, Continental European Union countries, Turkey, Brazil, Columbia, Paraguay, India, South Africa, Israel, Saudi Arabia, Jamaica, Venezuela, Colombia,

Honduras and the Dominican Republic. Additionally, we have license agreements in place with our joint ventures including those in Asia, New Zealand, and India as well as in connection with our joint venture with Comfort Revolution. These licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets.

        Our licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. In the fiscal years ended December 2, 2012, November 27, 2011 and November 28, 2010, the licensing group as a whole generated unaffiliated gross royalties of approximately $20.1 million, $19.4 million and $17.6 million, respectively.

Intellectual Property

        We have approximately 148 worldwide patents, of which the patents and pending patent applications that protect our proprietary spring and coil designs and our latex production process, are believed by us to be our most valuable. These patents, having been recently issued or still pending, afford us multiple years of continuing protection of certain mattress designs. We have filed for patent protection for certain technologies in 31 countries to date and expect similar competitive benefits from the issuance of those patents in those countries. Recent patents covering our proprietary spring and coil designs also provide Sealy with a competitive advantage in the U.S. and in other countries where we have a presence, and these patents have a remaining enforceable period of at least 15 years.

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

        Of our over 910 worldwide trademarks, we believe that our Sealy, Posturepedic, and Stearns & Foster marks and affiliated logos (the Sealy script, the "butterfly logo" and the Stearns & Foster "seal") are the most well known. We have registered the Sealy, Posturepedic and Stearns & Foster marks in over 123 countries.

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

Warranties and Product Returns

        Sealy, Stearns & Foster and Bassett bedding offer limited warranties on our manufactured products. The periods for limited warranty service vary among our products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic innerspring, and Bassett bedding products and certain other Sealy branded products. In addition, the Company is beginning a 25 year, limited warranty (15 year non-prorated and 10 year pro-rated additional warranty protection) on its 2012 Optimum by Sealy Posturepedic, Posturepedic Gel and Stearns & Foster products. Our TrueForm and MirrorForm visco-elastic line of bedding as well as our SpringFree latex line of bedding, carry a 20 year limited warranty (10 year non-prorated and 10 year pro-rated additional warranty) on the major component, the last ten years of which are prorated on a straight-line basis. In 2006, we introduced Right Touch (which was discontinued in the third quarter of fiscal 2008), which carried a 20 year limited warranty that covers only certain parts of the product and is pro-rated for part of the twenty years.

        During fiscal 2012, the Company identified a manufacturing defect with respect to certain of its foundation units that were sold to certain customers during the 2008 through 2011 fiscal years. The Company plans to repair or replace these defective foundation units and is expected to incur costs of $1.6 million related to the replacement products, and charges for transportation and labor.

Employees

        As of December 2, 2012 we had 4,267 full time employees. Approximately 68% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. We have only experienced two work stoppages by some of our employees in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. The only significant organizing activity at our non-union plants during the last ten years was a petition filed by the Teamsters seeking to organize the production employees at our Mountain Top, Pennsylvania facility. At the subsequent election, the union was defeated by a wide margin. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2013 through 2015. As of December 2, 2012, our domestic manufacturing plants employed 859, 413 and 488 employees covered under collective bargaining agreements expiring in fiscal 2013, 2014 and 2015, respectively. At our international facilities, there were 486, 376 and 484 employees covered under collective bargaining agreements expiring in fiscal 2013, 2014 and 2015, respectively.

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

        Our five largest customers on a consolidated basis accounted for approximately 36.1% of our net sales for fiscal 2012 with one customer representing more than 10% of net sales for fiscal 2012. While we believe our relationships with these customers are stable, many arrangements are made by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in material write-offs or loss of future business. The credit environment in which our customers operate has been relatively stable over the past few years. However, the continued management of credit risk by financial institutions has caused a decrease in the availability of credit for mattress retailers. In certain instances, this has caused mattress retailers to exit the market or be forced into bankruptcy. Furthermore, many of our customers rely in part on consumers' ability to finance their mattress purchases with credit from third parties. If customers are unable to obtain financing, they may defer their purchases.

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

Our proposed merger with Tempur-Pedic may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement and our stock price may decline.

        As previously disclosed, on September 26, 2012, the Company entered into a Merger Agreement with Tempur-Pedic pursuant to which a wholly-owned subsidiary of Tempur-Pedic will merge with and into the Company, resulting in the Company becoming a subsidiary of Tempur-Pedic. In connection with the Merger, each share of the Company's common stock issued and outstanding immediately prior to the Merger will be converted into the right to receive $2.20 per share in cash.

        The Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing, research and development, or other key business activities, which may have an impact on our financial performance. The Merger Agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the Merger, whether or not consummated, may impact our relationships with third parties, including suppliers, distributors, customers and others.

        As more fully described in Note 26 to our consolidated financial statements and in the Merger Agrement with Tempur-Pedic, completion of the Merger is subject to several conditions, including (i) the adoption of the Merger Agreement by the affirmative vote or written consent of the holders of at least a majority of the outstanding shares of the Company's common stock which occurred when holders of greater than a majority of the Company's outstanding shares of common stock delivered a written consent on September 26, 2012; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act"); (iii) the clearance by the SEC of an information statement of the type contemplated by Rule 14c-2 promulgated under the Exchange Act related to the Merger and Merger Agreement, which after clearance must be sent to stockholders of the Company at least 20 days prior to the merger; (iv) the absence of a material adverse effect on the Company; and (v) other customary closing conditions.

        The Merger Agreement may be terminated by either the Company or Tempur-Pedic if the Merger has not been consummated by June 26, 2013 (subject to certain extensions) or if a court or other governmental entity of competent jurisdiction issues a final, non-appealable order permanently restraining, enjoining or otherwise prohibiting the Merger. In addition, among other things, Tempur-Pedic may, but is not required to, terminate the Merger Agreement if the Company enters into, or publicly proposes to enter into, an agreement relating to the acquisition by a third party of greater than 20% of the stock of the Company or greater than 20% of the consolidated assets or revenues of the Company and its subsidiaries. In case of such termination, Tempur-Pedic would be entitled to a break-up fee of $25.0 million. In addition, in certain circumstances when the Merger Agreement is terminated and upon such termination the applicable waiting period under the HSR Act has not expired or been terminated, Tempur-Pedic will be required to pay a reverse termination fee of either $90.0 million or $40.0 million to the Company, depending on the circumstances of such termination.

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

        Our industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of our polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. During fiscal 2012, the cost of these components increased in the third and fourth quarters as the price of TDI and Polyol increased. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect our profitability.

The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline.

        The bedding industry is highly competitive, and we encounter competition from many manufacturers in both domestic and foreign markets. We, along with Simmons Company and Serta, Inc., accounted for approximately 52% of U.S. wholesale revenues in 2011, according to figures obtained from ISPA and Furniture/Today industry publications. The highly competitive nature of the bedding industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. Some of our principal competitors have less debt than we do and may be better able to withstand changes in market conditions within the bedding industry. Additionally, we may encounter increased future competition and further consolidation in our industry which could magnify the competitive risks previously outlined. U.S. non-innerspring bedding has significantly increased market share at the expense of innerspring products over the past four years and less than 10% of our U.S. revenues are derived from such specialty bedding products. The largest specialty competitors are Tempur-pedic and Select Comfort which hold a combined U.S. market share of 19% in 2011. Failure to compete effectively against these companies could materially and adversely impact profitability.

Our customer subsidies and advertising expenditures may not result in increased sales or generate the levels of product and brand name awareness we desire.

        A significant component of our marketing strategy involves the use of various incentive programs to our customers including volume discounts, promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees in addition to direct marketing. Future growth and profitability will depend in part on the cost and efficiency of our incentive program and advertising expenditures, including our ability to create greater awareness of our products and brand names, to determine the appropriate creative message and media mix for future advertising expenditures and to incent the promotion of our product.

An increase in our product return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

        We receive returns of product from our customers for which the customer or consumer may receive a refund of the purchase price or replacement product. Our return rates may not remain within our historical levels. A downturn in general economic conditions may also increase our product return rates. An increase in return rates could significantly impair our liquidity and profitability.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

        We have substantial indebtedness. As of December 2, 2012, we had a total of $769.6 million of debt outstanding, including $263.6 million Senior Notes, $194.4 million Convertible Notes and $268.9 million senior subordinated notes due 2014 (the "2014 Notes"). We also have approximately $50.7 million of undrawn availability under the Amended ABL Revolver, after taking into account $17.4 million of outstanding letters of credit and borrowing base limitations.

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

        The agreements that govern the terms of our debt, including the indentures that govern the Senior Notes, Convertible Notes, and 2014 Notes and the credit agreement that governs our Amended ABL Revolver, contain, and the agreements that govern our future indebtedness may contain, covenants that restrict our ability and the ability of our subsidiaries to:

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

        In addition, the Amended ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.0 to 1.0 in periods of minimum availability under the facility where the availability for two consecutive calendar days is less than the greater of 1) 12.5% of the borrowing base under the Amended ABL Revolver and 2) $10.0 million. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we may not be able to meet this ratio. A breach of any of these covenants could result in a default under the Amended ABL Revolver.

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

We are dependent upon a single supplier for the visco-elastic components and assembly of our Embody and Optimum by Sealy Posturepedic product lines. A disruption in the supply of these products and services could adversely affect our operations.

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

        We currently conduct significant international operations and may pursue additional international opportunities. Our international operations are subject to the risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations. In certain international markets, we have granted licenses to manufacture and sell Sealy bedding products that limit our ability to expand in those areas. Our licensees in Australia, Jamaica and the United Kingdom have perpetual licenses, subject to limited termination rights. Our licensees in the Dominican Republic, Continental European Union countries,Turkey, Brazil, Columbia, Paraguay, India, Venezuela, Honduras, Columbia, Israel, Japan, Saudi Arabia, South Africa and Thailand hold licenses for fixed terms with limited renewal rights. Fluctuations in the rate of exchange between the U.S. dollar and other currencies may affect stockholders' equity and our financial condition or results of operations.

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

        We hold over 910 worldwide trademarks, which we believe have significant value and are important to the marketing of our products to customers. We own 92 U.S. patents, including 30 patents pending, a number of which have been registered in a total of 30 countries. In addition, we own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also own several U.S. copyright registrations, and a wide array of unpatented proprietary technology and know-how. We also license certain intellectual property rights from third parties.

        Our ability to compete effectively with other companies depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Although our trademarks are currently registered in the United States and registered or pending in 122 foreign countries, we still face risks that our trademarks may be circumvented or violate the proprietary rights of others and we may be prevented from using our trademarks if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against such a challenge. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. We also face risks as to the degree of protection offered by the various patents, the likelihood that patents will be issued for pending patent applications or, with regard to licensed intellectual property, that the licenses will not be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our goodwill and ability to differentiate our products in the marketplace could be negatively affected and our market share and profitability could be materially and adversely affected.

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

        We have made and will continue to make capital and other expenditures to comply with environmental requirements. We also have incurred and will continue to incur costs related to certain remediation activities. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. We are currently addressing the clean-up of environmental contamination at our former facility in Oakville, Connecticut and our former facility in South Brunswick, New Jersey. At December 2, 2012, we have accrued approximately $0.1 million and $1.6 million for the Oakville and South Brunswick clean-ups, respectively, and we believe that these reserves are adequate. In addition, we are awaiting additional information regarding an alleged environmental condition at a former facility located in Putnam,

Connecticut. While uncertainty exists as to the ultimate resolution of these two environmental matters and we believe that the accruals recorded are adequate, in the event of an adverse decision by one or more of the governing environmental authorities or if additional contamination is discovered, these matters could have a material effect on our profitability.

A change or deterioration in labor relations could disrupt our business or increase costs, which could lead to a material decline in sales or profitability.

        As of December 2, 2012, we had 4,267 full time employees. Approximately 68% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2013 through 2015. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew the various collective bargaining agreements on a timely basis or on favorable terms, or at all.

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

        We are dependent on the continued services of our senior management team, most of whom have substantial industry specific experience. The simultaneous loss of several of our key personnel could impair our ability to execute our business strategy and have a material adverse effect on our business. See also Item 1A, "Risk Factors"—"Our proposed merger with Tempur-Pedic may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement and our stock price may decline."

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

        The terms of the Amended ABL Revolver agreement and the indentures governing our Senior Notes, Convertible Notes and 2014 Notes will restrict us and our subsidiaries from incurring substantial additional indebtedness in the future, but will not completely prohibit us from doing so. Our Amended ABL Revolver provides for revolving credit financing of up to $100.0 million, subject to borrowing base availability. At December 2, 2012, we have $50.7 million of undrawn availability under the Amended ABL Revolver, after taking into account $17.4 million of letters of credit and borrowing base limitations. These restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

        A breach of the covenants or restrictions under our debt agreements and indentures governing our outstanding notes could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our Amended ABL Revolver would permit the lenders under our Amended ABL Revolver to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Amended ABL Revolver, those lenders could proceed against the Collateral granted to them to secure that indebtedness. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions we may be:

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

        We are a holding company and conduct all of our operations through our subsidiaries and currently have no significant assets other than the capital stock of Sealy Mattress Corporation. As a result, we rely on dividends and other payments or distributions from our subsidiaries to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries and the covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including Sealy Mattress Company's Amended ABL Revolver agreement and the indentures governing the Senior Notes, Convertible Notes and 2014 Notes. For instance, the agreement governing Sealy Mattress Company's Amended ABL Revolver contains restrictions on the ability of Sealy Mattress Corporation to pay dividends or make other distributions to us subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. We are therefore limited in our ability to pay a dividend. In addition, the indentures governing the Senior Notes and the 2014 Notes contain restrictions on the ability of Sealy Mattress Company to pay dividends or make other distributions to Sealy Mattress Corporation subject to specified exceptions including an amount based upon 50% of cumulative consolidated net income from the issue date of the notes.

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

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Amended ABL Revolver agreement and the indentures governing our Senior Notes, Convertible Notes and 2014 Notes will restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

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

        We have noncontributory, defined benefit pension plans covering current and former hourly employees at four of our active plants and eight previously closed facilities as well as the employees of a facility of our Canadian operations. We record a liability associated with these plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded at December 2, 2012 was $16.5 million, and we expect to make estimated minimum funding contributions totaling approximately $2.8 million in 2013. If the performance of the assets in these pension plans does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plans could be higher than we expect. The domestic pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

        In addition, hourly employees working at certain of the Sealy's domestic manufacturing facilities are covered by union sponsored retirement and health and welfare plans. These plans cover both active employees and retirees. If a participating employer ceases its contributions to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be borne by the remaining participant employers. Further, if the Company withdraws from a multi-employer pension plans in which it participates, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan. Such events may significantly impair our profitability and liquidity.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to us by Sealy, Inc. (our 100%-owned subsidiary).

        We administer our component operations at our Rensselaer, Indiana facility. Our leased facilities are occupied under operating leases, which expire from fiscal 2013 to 2043, including renewal options.

        The following table sets forth certain information regarding manufacturing and distribution facilities operated by us at January 24, 2013:

Location		Approximate Square Footage	Title
United States
Arizona	Phoenix	121,000	Leased
California	Richmond	238,000	Owned(a)
	South Gate	185,000	Leased
Colorado	Colorado Springs	70,000	Owned(a)
	Denver	92,900	Owned(a)
Florida	Orlando	225,000	Owned(b)
Georgia	Atlanta	292,500	Owned(a)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer	131,000	Owned(a)
	Rensselaer	124,000	Owned(a)
Kansas	Kansas City	121,200	Leased
Maryland	Williamsport	144,000	Leased
Minnesota	St. Paul	93,600	Owned(a)
New York	Green Island	257,000	Owned(b)
North Carolina	High Point	151,200	Owned(a)
Ohio	Medina	140,000	Owned(a)
Oregon	Portland	140,000	Owned(a)
Pennsylvania	Delano	143,000	Owned(a)
	Mountain Top	210,000	Owned(b)
Texas	Brenham	220,000	Owned(a)
	North Richland Hills	124,500	Owned(a)
Washington	Lacey	147,000	Leased
Canada
Alberta	Edmonton	144,500	Owned(a)
Ontario	Toronto	130,200	Leased
Quebec	Saint Narcisse	76,000	Owned(a)
Argentina	Buenos Aires	85,000	Owned
Brazil	Sorocaba	92,000	Owned(c)
Mexico	Toluca	157,100	Owned
Puerto Rico	Carolina	58,600	Owned(a)
Uruguay	Montevideo	39,500	Leased

		4,366,500

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

        On July 19, 2012, a purported shareholder of the Company filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the members of the Company's Board of Directors (the "Board"), styled Plourde, v. Rogers et al., Civ. Action No. 7709-VCP. The complaint alleges that the Board and certain executive officers had breached their fiduciary duty to the Company from at least April 2009 through the present by acting in the interests of Kohlberg Kravis & Roberts & Co. L.P. ("KKR"), the Company's largest shareholder, instead of in the interests of the Company. The complaint alleges that the Board allowed the Company to pay unreasonable fees to KKR's in-house consulting firm, caused the Company to make misstatements and omissions about its financial results and relationship with KKR, and changed director and officer compensation arrangements to align with KKR's interests. The complaint alleges that three of the current members of the Board are directly affiliated with KKR, and that other Board members are not independent. The complaint seeks unspecified damages and asserts against the Board claims for: (1) breach of the duty of candor/disclosure, (2) breach of the duty to oversee the Company, and (3) gross mismanagement. On January 29, 2013, the Delaware Court of Chancery granted a Notice and Order of Dismissal submitted by the plaintiff, which dismissed without prejudice this derivative case.

        Six purported class action lawsuits have been filed relating to the Merger. One suit was filed in North Carolina state court and five were filed in the Delaware Court of Chancery by purported stockholders of the Company against the Company, the Company's directors, the Silver Lightning Merger Company ("Sub"), and Tempur-Pedic. Justewicz v. Sealy Corp., et al. ("North Carolina Action") was filed on October 3, 2012, in the General Court of Justice, Superior Court Division in North Carolina ("North Carolina Court"). On November 13, 2012, the Delaware Court of Chancery consolidated all five Delaware actions into a single action, now styled as In re Sealy Corporation Shareholder Litigation ("Delaware Action"). Plaintiff in the North Carolina Action and plaintiffs in the Delaware Action allege, among other things, that the defendants have breached their fiduciary duties to the Company's stockholders and that the Company, Sub and Tempur-Pedic aided and abetted the Company's directors' alleged breach of fiduciary duties. The complaints also claim that the Merger Consideration is inadequate, that the Merger Agreement contains unfair deal protection provisions, that the Company's directors are subject to conflicts of interests, and that the Preliminary Information Statement filed by the Company on October 30, 2012, omits material information concerning the negotiation process leading to the proposed transaction and the valuation of the Company.

        On October 12, 2012, plaintiff in the North Carolina Action brought a Motion for Expedited Discovery and for a Hearing and Briefing Schedule on Plaintiff's Motion for a Preliminary Injunction. On October 24, 2012, defendants in the North Carolina Action brought a Motion to Stay the North Carolina Action in favor of the Delaware Action. On November 7, 2012, the North Carolina Action plaintiff amended his complaint to add allegations claiming that the Preliminary Information Statement filed by the Company on October 30, 2012, did not provide sufficient information. Following briefing and a hearing on November 8, 2012, the North Carolina Court stayed the North Carolina Action.

        On November 19, 2012, plaintiffs in the Delaware Action filed a consolidated amended complaint, a motion for expedited proceedings, and a motion for a preliminary injunction.

        The Company believes that the allegations in these lawsuits are entirely without merit. On January 22, 2013, solely to avoid the burden, expense and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Delaware Action entered into a memorandum of understanding setting forth an agreement-in-principle providing for a settlement of the Delaware Action (the "Proposed Settlement"). In connection with the Proposed Settlement, the Company agreed to include certain supplemental disclosures in an amended information statement. The Proposed Settlement provides for the release of all claims by Company stockholders concerning the Merger Agreement, the Merger, and the disclosures made in connection with the Merger, including all claims that were asserted or could have been asserted in the Delaware Action and the North Carolina Action. The Proposed Settlement does not provide for the payment of additional monetary consideration to Company stockholders and the Proposed Settlement does not affect the rights of any Company stockholder to seek appraisal pursuant to Section 262 of the Delaware General Corporation Law. The Proposed Settlement is subject to definitive documentation and approval by the Delaware Court of Chancery.

        In March 2012, Hernandez et al v. Sealy Mattress Manufacturing Co. was filed in Superior Court in California with respect to some allegations of improper wage and hour calculations in accordance with California state law. The Company is vigorously defending this lawsuit and it is too early to determine a potential liability related to this action as there has been little discovery and the matter has not yet been presented for class certification.

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At December 2, 2012, the Company had recorded a reserve of $1.0 million related to the expected requirement to pay certain sales taxes, fees and penalties associated with this assessment as a component of accrued expenses.

        We are currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. We and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, we and our subsidiary agreed to conduct soil and groundwater remediation at the property. We do not believe that our manufacturing processes were the source of contamination. We sold the property in 1997. We and our subsidiary retained primary responsibility for the required remediation. Previously, we removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection's approval, and have installed a groundwater remediation system on the site. During 2005, with the approval from the New Jersey Department of Environmental Protection, we removed and disposed of sediment in Oakeys Brook adjoining the site. We continue to monitor groundwater remediation at this site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. We had recorded a reserve as of December 2, 2012 of $1.6 million ($2.0 million prior to discounting at 4.75%) associated with this remediation project.

        We are also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although we are conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. We have completed essentially all soil remediation under the remediation plan and are currently monitoring groundwater at the site. We identified cadmium in the soil and ground water at the site and removed the cadmium-contaminated soil and rock from the site during fiscal 2007. In December 2012, the Company received from the Connecticut Department of Energy and Environmental Protection approval of the Company's closure report for the upper parcel of the Company's Oakville, Connecticut site. At December 2, 2012, we have recorded a reserve of approximately $0.1 million associated with the additional work and ongoing monitoring. We believe the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

        In 1998, the Company sold an inactive facility located in Putnam, Connecticut. During 2012, the Company received a letter from the attorney for the current owner of that property claiming that Sealy may have some responsibility for an environmental condition on the property. The Company has requested additional information on this matter and is awaiting receipt of that information.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

        Our common stock trades on the New York Stock Exchange under the symbol "ZZ." The table below highlights quarterly stock market information and the amount of cash dividends declared per share of our common stock for the past two fiscal years.

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2012
First quarter	2.02	1.37	—
Second quarter	2.45	1.51	—
Third quarter	2.15	1.53	—
Fourth quarter	2.28	1.55	—

	Sales Price ($)
			Cash Dividend Declared ($)
	High	Low
Fiscal 2011
First quarter	3.11	2.58	—
Second quarter	2.99	2.40	—
Third quarter	2.78	1.63	—
Fourth quarter	2.15	1.09	—

        Our ability to pay dividends is restricted by our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7.

        As of January 24, 2013, there were approximately 131 holders of record of our common stock.

Issuer Purchases of Equity Securities

        The table below shows our repurchases of the Company's common stock during the fourth quarter of fiscal 2012:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased under program
August 27 - September 23, 2012	7,817	$1.68	—	$83,746,985
September 24 - October 21, 2012	70,357	2.21	—	83,746,985
October 22 - December 2, 2012	—	—	—	83,746,985

Total	78,174		—

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

        Subsequent to December 2, 2012 through January 24, 2013, 270,252 shares of Sealy Corporation common stock were surrendered by participants in the Company's 2004 Stock Option Plan to cover the individuals' minimum tax withholding obligations related to the vesting of certain restricted stock units.

Performance Graph

        The following graph compares the performance through December 2, 2012 of a hypothetical $100 investment made on April 7, 2006 in (a) our common stock, (b) the S&P 500 Composite Index® and (c) an index of certain companies chosen by the Company as comparable to Sealy (the "Peer Group Index"). The companies selected to form the Peer Group Index are: Brunswick Corp., Church & Dwight Co, Energizer Holdings Inc., Ethan Allen Interiors Inc., Fortune Brands Home & Security, Inc.1, Furniture Brands International, Harman International, Leggett & Platt Inc., La-Z-Boy Inc, Masco Corp., Mohawk Industries Inc., Nautilus Inc., Prestige Brands Holdings Inc., Polaris Industries Inc., Select Comfort Corp., Spectrum Brands, Inc., Tempur-pedic International Inc., and The Scotts Miracle-Gro Co. In 2006, Playtex Products Inc., Chattem Inc. and Spectrum Brands, were each included as part of the Peer Group Index. In 2007, Playtex was acquired. In 2009, Spectrum Brands went bankrupt and cancelled its common shares. In 2010, Chattem Inc was acquired. As a result, each of these companies stopped being a public company and each was removed from the Peer Group Index at that time, except that in 2006 Fortune Brands, Inc. rather than Fortune Brands Home & Security, Inc. was part of the peer group. This Peer Group Index was determined at the time that Sealy became a public company with the assistance of the investment banking firms involved in taking Sealy public. The Peer Group Index includes public companies in home furnishings and consumer products industries. This graph is calculated assuming that all stock dividends are reinvested during the relevant period.

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

Item 6.    Selected Financial Data

        The following table presents selected historical financial and other data about us. The selected historical financial data for the years ended and as of December 2, 2012, November 27, 2011, November 28, 2010, November 29, 2009, and November 30, 2008 are derived from our audited Consolidated Financial Statements and the notes thereto. During fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy which represented our Europe segment. Also during 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and, accordingly, we have reclassified the selected financial data for all periods presented to reflect them as such.

        The selected historical financial and other data set forth below should be read together with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and our financial statements and the notes thereto, appearing elsewhere in this report.

	Fiscal Year(1)
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$1,347.9	$1,230.2	$1,219.5	$1,174.6	$1,343.3
Cost of goods sold	808.4	751.4	710.0	687.1	794.8
Selling, general and administrative expenses	455.0	414.2	398.1	382.5	443.6
Other (income) expense(2)	(16.1)	(19.0)	(17.2)	(13.7)	(11.8)

Income from operations	100.6	83.6	128.6	118.7	116.7
Interest expense	89.3	87.7	85.6	76.6	56.5
Other expense, net(3)	3.1	0.8	3.5	20.6	5.0

Income (loss) before income taxes	8.2	(4.9)	39.5	21.5	55.2
Income tax provision	12.5	4.1	18.4	(1.4)	21.5
Equity in earnings of unconsolidated affiliates	5.2	3.4	3.6	—	—

Income (loss) from continuing operations	0.8	(5.7)	24.7	22.9	33.7
Loss from discontinued operations	(2.0)	(4.2)	(38.4)	(9.4)	(37.5)

Net loss	(1.2)	(9.9)	(13.7)	13.5	(3.8)
Net loss attributable to noncontrolling interests	1.2	—	—	—	—

Net income (loss) attributable to common shareholders	$—	$(9.9)	$(13.7)	$13.5	$(3.8)

Basic net income (loss) per share:
Income (loss) from continuing operations per share	$0.02	$(0.06)	$0.26	$0.25	$0.37
Loss from discontinued operations	(0.02)	(0.04)	(0.40)	(0.10)	(0.41)

Earnings (loss) per common share attributable to common shareholders—Basic	$—	$(0.10)	$(0.14)	$0.15	$(0.04)

Weighted average shares	102.5	99.3	95.9	92.3	91.2
Diluted net income (loss) per share:
Income (loss) from continuing operations per share	$0.02	$(0.06)	$0.14	$0.15	$0.36
Loss from discontinued operations	(0.02)	(0.04)	(0.13)	(0.05)	(0.40)

Earnings (loss) per common share attributable to common shareholders—Diluted	$—	$(0.10)	$0.01	$0.01	$(0.04)

Weighted average shares	109.2	99.3	289.9	185.6	93.7

	Fiscal Year(1)
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Balance Sheet Data (at end of period):
Current assets	$406.1	$342.1	$345.9	$386.4	$295.6
Total assets	1,005.3	919.2	936.8	1,015.5	913.5
Current liabilities	226.0	156.5	177.1	229.2	238.5
Long term debt, net of current portion	765.5	790.3	793.1	833.8	762.2
Total debt	769.6	791.9	795.3	847.5	783.4
Common stock and options subject to redemption	11.0	—	—	—	8.9
Stockholders' deficit	(57.5)	(80.6)	(87.6)	(108.0)	(167.8)
Other Financial Data:
Dividends per common share	$—	$—	$—	$—	$0.08
Depreciation and amortization	26.4	24.2	28.7	33.4	35.9
Capital expenditures	(15.9)	(22.4)	(16.6)	(12.4)	(25.0)
Cash flows provided by (used in):
Operating activities	82.1	33.8	48.5	78.7	53.7
Investing activities	(21.2)	(22.2)	(13.6)	(3.3)	(24.9)
Financing activities	(46.1)	(14.8)	(50.5)	25.8	(18.7)

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2012 was a 53-week year. The fiscal years ended November 27, 2011, November 28, 2010, November 29, 2009, and November 30, 2008 were all 52-week years.

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

        On September 26, 2012, the Company entered into a Merger Agreement with Tempur-Pedic pursuant to which a wholly-owned subsidiary of Tempur-Pedic will merge with and into the Company, resulting in the Company becoming a subsidiary of Tempur-Pedic See Note 26 to our Consolidated Financial Statements contained within Item 8, "Financial Statements and Supplementary Data" for more information.

        We have reclassified the financial information for all periods presented below to reflect the operations of our European manufacturing operations in France and Italy and our operations in Brazil as discontinued operations. See "Results of Operations—Discontinued Operations" later in this Item 7 for more information. Unless otherwise noted, discussions below pertain to our continuing operations.

2012 Financial Highlights

        Revenues for fiscal 2012 were $1,347.9 million, with income from operations of $100.6 million and net income from continuing operations of $0.8 million. These results were impacted by the following key items:

  •
  Fiscal 2012 was a 53 week year, while fiscal 2011 was a 52 week year. The increase in sales and gross profit attributable to the 53rd week were $37.1 million and $14.5 million, respectively.

  •
  Our U.S. operations experienced a net sales increase of 8.8% and gross profit margins increased 1.8 percentage points as a percentage of net sales. These results were driven by increased sales of our Optimum by Sealy Posturepedic product line, premium-priced Next Generation Stearns & Foster product line and Sealy Brand collection and were partially offset by lower sales of our Posturepedic product line.

  •
  Our International operations experienced net sales increases of approximately 12.1%, coupled with gross profit margin decreases of 1.3 percentage points as a percentage of net sales. The increase in sales was primarily due to increased sales in Canada, Mexico and South America. We also experienced gross margin erosion in the Canadian market which was partially offset by improvement in Argentina.

  •
  Selling, general, and administrative expenses increased $40.8 million to $455.0 million for fiscal 2012. As a percentage of sales, these expenses increased to 33.8% of net sales in fiscal 2012 compared to 33.7% of net sales for fiscal 2011. These increases have been driven by higher spending for national advertising in connection with the promotion of our new Optimum by Sealy Posturepedic line of products, increased compensation costs due to higher projected achievement of incentive targets relative to prior year and higher professional fees incurred during the year related to the pending merger with Tempur-Pedic International and the acquisition of Comfort Revolution.

  •
  As part of the Optimum by Sealy Posturepedic rollout during fiscal 2012, we further utilized company-owned promotional displays in retail stores to demonstrate the features and specifications of this new product. These displays are capitalized and amortized over the expected product life. During fiscal 2012, $10.2 million of promotional displays were transferred to various retailers and recorded as assets on our consolidated balance sheet.

  •
  During the third quarter of fiscal 2012, we obtained a 45% ownership interest in a newly formed company, Comfort Revolution International, LLC ("Comfort Revolution"), a joint venture with Comfort Revolution, LLC, for a contribution of $10.0 million. Upon formation, Comfort Revolution, LLC contributed the assets and liabilities of its existing business. Comfort Revolution develops specialty foam and gel bedding products which are believed to complement our existing product offerings. Due to the difference in Comfort Revolution's fiscal year, which ends on December 31, and the availability of financial statements from Comfort Revolution, the results of Comfort Revolution are presented on a two month lag. Between June 13, 2012, the acquisition date, and September 30, 2012, the Company recognized revenues and a net loss for Comfort Revolution of $3.4 million and $2.2 million, respectively.

Business Overview

        We manufacture and market a complete line of bedding (innerspring and non-innerspring) products, including mattresses and box springs, holding leading positions in key market categories such as luxury bedding products and among leading retailers. We believe we are one of the largest bedding manufacturers in the world, with a wholesale domestic market share of approximately 18.6% in 2011. Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brands and accounted for approximately 88% of our total domestic net sales for the year ended December 2, 2012. In addition to our innerspring bedding, we also produce a variety of visco-elastic

("memory foam") and latex foam bedding products. With the introduction of our Optimum by Sealy Posturepedic product line in fiscal 2012, we have seen significant increases in our sales in the specialty bedding category. We distinguish ourselves from our major competitors in part by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring and latex mattress components requirements.

        Our segments are identified and aggregated based on our organizational structure, which is organized around geographic areas. From a geographical perspective, our operations are concentrated in the United States, Canada, Mexico, South America and Puerto Rico, with our dominant operations being in the United States. Our foreign subsidiaries contributed 23.1% of our total revenues during fiscal 2012 compared to 22.6% in fiscal 2011. The increase from the prior year has been driven by sales increases in all of our international operations.

Raw Materials and Commodity Prices

        During fiscal 2012, we experienced decreases in the prices of steel as manufacturers are reducing inventories. This trend is expected to reverse in the beginning of fiscal 2013 as demand for steel products increases. The primary components of polyurethane foam, TDI and Polyol, continue to experience price increases due to the strength of demand for these products in the market as well as supply constraints due to the shift from oil to natural gas production as the price of oil rises.

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

        Cooperative Advertising, Rebate and Other Promotional Programs—We enter into agreements with our customers to provide funds to the customer for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers whereby funds may be rebated to the customer. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebate funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Most of these agreements coincide with our fiscal year; however, our customers typically have ninety days following the end of a period to submit claims for reimbursement of advertising and promotional costs. Therefore, significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by our customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Changes in underlying spending patterns related to these incentive programs could impact our margins. Costs of these programs totaled $275.3 million, $261.4 million and $237.3 million in fiscal 2012, 2011 and 2010, respectively. Of these costs, amounts associated with volume rebates, supply agreement amortization, slotting fees, end consumer rebates and other customer allowances which were recorded as a reduction of sales were $132.6 million, $120.4 million and $102.5 million in fiscal 2012, 2011 and 2010, respectively. Amounts recorded as a reduction of sales in the U.S. were $105.4 million, $99.8 million and $78.7 million, respectively. The costs associated with cooperative advertising were recorded as selling, general and administrative expenses and were $142.7 million, $141.0 million and $134.8 million in fiscal 2012, 2011 and 2010, respectively.

        Allowance for Doubtful Accounts—The credit environment in which our customers operate has stabilized somewhat over the past two years; however, the continued management of credit risk by financial institutions continues to restrict the availability of credit for mattress retailers. We continue to actively monitor the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our reserve for bad debts, we also consider other general economic factors. Our management believes that our process of specific review of customers, combined with overall analytical review provides a reliable evaluation of ultimate collectibility of trade receivables. We recorded a bad debt provision of $0.4 million, or approximately 0.0% percent of sales, in fiscal 2012. Provisions for bad debts recorded in fiscal 2011 and 2010 were $2.3 million (approximately 0.2% of sales) and $2.5 million (approximately 0.2% of sales), respectively.

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

        As of December 2, 2012 and November 27, 2011, a reserve of $9.8 million and $7.5 million for warrantable product returns is included as a component of other accrued liabilities and $7.0 million and $6.1 million is included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheet, respectively.

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

        Self-Insurance Liabilities—We are self-insured for certain losses related to medical claims with excess loss coverage of $375,000 per claim per year. We also utilize large deductible policies to insure claims related to general liability, product liability, automobile, and workers' compensation. Our recorded liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is discounted and is established based upon analysis of historical data and actuarial estimates, and is reviewed by us and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. While management believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. As of December 2, 2012 and November 27, 2011, $4.2 million and $4.6 million of the recorded liability for workers' compensation was included as a component of other accrued liabilities and $7.7 million and $7.6 million was included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheets, respectively

        Impairment of Goodwill—We assess goodwill at least annually for impairment as of the beginning of the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. We assess recoverability using several methodologies, including the present value of estimated future cash flows and comparisons of multiples of enterprise values to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. If the carrying value of the reporting unit exceeds the indicated fair value of the reporting unit, a second analysis is performed to allocate the fair value to all assets and liabilities. If, based on the second analysis, it is determined that the implied fair value of the goodwill of the reporting unit is less than the carrying value, goodwill is considered impaired.

        The total carrying value of our goodwill was $363.2 million and $361.0 million at December 2, 2012 and November 27, 2011, respectively. Based on the results of our annual impairment testing, the fair value of the reporting units that maintain goodwill balances at December 2, 2012 significantly exceeded their carrying value.

        Commitments and Contingencies—We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. A negative outcome of these matters is considered remote, and management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        Income Taxes—We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses, is not more likely than not. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the Consolidated Financial Statements. Our net deferred tax assets at December 2, 2012 were $22.4 million, net of an $18.0 million valuation allowance.

        A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not be realized. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

Results of Operations

Tabular Information

        The following table sets forth our summarized results of operations for fiscal years 2012, 2011 and 2010, expressed in thousands of dollars as well as a percentage of each year's net sales:

	Fiscal year(1)
	2012		2011		2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
Net sales	$1,347,870	100.0%	$1,230,151	100.0%	$1,219,471	100.0%
Cost of goods sold(2)	808,363	60.0	751,449	61.1	709,971	58.2

Gross profit	539,507	40.0	478,702	38.9	509,500	41.8
Selling, general and administrative expenses(2)	455,045	33.8	414,235	33.7	398,053	32.6
Asset impairment loss	827	0.1	—	—	—	—
Amortization expense	678	0.1	289	—	289	—
Restructuring expenses	2,421	0.2	—	—	—	—
Royalty income, net of royalty expense	(20,070)	(1.5)	(19,413)	(1.6)	(17,529)	(1.4)

Income from operations	100,606	7.3	83,591	6.8	128,687	10.6
Interest expense	89,305	6.6	87,743	7.1	85,617	7.0
Refinancing and extinguishment of debt	3,748	0.3	1,222	0.1	3,759	0.3
Other income, net	(605)	—	(451)	—	(226)	—

Income (loss) before income taxes	8,158	0.4	(4,923)	(0.4)	39,537	3.3
Income tax provision	12,548	0.9	4,104	0.3	18,488	1.5
Equity in earnings of unconsolidated affiliates	5,175	0.4	3,371	0.3	3,611	0.3

Income (loss) from continuing operations	785	(0.1)	(5,656)	(0.4)	24,660	2.0
Loss from discontinued operations	(1,962)	(0.1)	(4,232)	(0.3)	(38,399)	(3.1)

Net loss	(1,177)	(0.1)	(9,888)	(0.8)	(13,739)	(1.1)
Net loss attributable to noncontrolling interests	1,187	0.1	—	—	—	—

Net income (loss) attributable to common shareholders	$10	—%	$(9,888)	(0.8)%	$(13,739)	(1.1)%

Effective tax rate	153.8%		(83.4)%		46.8%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2012 was a 53-week year. The fiscal years ended November 27, 2011 and November 28, 2010 were 52-week years.

(2)
Included in our selling, general and administrative expenses for fiscal years 2012, 2011 and 2010 were $76.6 million, $73.1 million and $67.4 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to our customers. With respect to these costs, our cost of goods sold may not be comparable with that reported by other entities.

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Fiscal year(1)
	2012	2011	2010
United States	76.9%	77.4%	78.0%
Canada	14.7	14.8	15.2
Other	8.4	7.8	6.8

Total	100.0%	100.0%	100.0%

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2012 was a 53-week year. The fiscal years ended November 27, 2011 and November 28, 2010 were 52-week years.

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	Fiscal year(1)
	2012		2011		2010
	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)	(in thousands)	(percentage of net sales)
United States (US Dollars):
Net sales	$1,036,433	100.0	$952,409	100.0	$951,106	100.0
Cost of goods sold	622,036	60.0	588,860	61.8	558,607	58.7

Gross profit	$414,397	40.0	$363,549	38.2	$392,499	41.3
Total International (US Dollars):
Net sales	$311,437	100.0	$277,742	100.0	$268,365	100.0
Cost of goods sold	186,327	59.8	162,589	58.5	151,364	56.4

Gross profit	$125,110	40.2	$115,153	41.5	$117,001	43.6
Canada:
US Dollars:
Net sales	$198,714	100.0	$182,350	100.0	$185,706	100.0
Cost of goods sold	119,790	60.3	106,069	58.2	102,785	55.3

Gross profit	$78,924	39.7	$76,281	41.8	$82,921	44.7
Canadian Dollars:
Net sales	$199,823	100.0	$180,211	100.0	$192,713	100.0
Cost of goods sold	120,429	60.3	104,810	58.2	106,655	55.3

Gross profit	$79,394	39.7	$75,401	41.8	$86,058	44.7
Other International (US Dollars):
Net sales	$112,723	100.0	$95,392	100.0	$82,659	100.0
Cost of goods sold	66,537	59.0	56,520	59.3	48,579	58.8

Gross profit	$46,186	41.0	$38,872	40.7	$34,080	41.2

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2012 was a 53-week year. The fiscal years ended November 27, 2011 and November 28, 2010 were 52-week years.

Year Ended December 2, 2012 Compared With Year Ended November 27, 2011

        Net Sales.    Our consolidated net sales for the year ended December 2, 2012 were $1,347.9 million, an increase of $117.7 million, or 9.6% from the year ended November 27, 2011. Fiscal 2011 was a 52 week year, while fiscal 2012 was a 53 week year. The increase in net sales attributable to the 53rd week was approximately $37.1 million. In addition to the impact of the 53rd week, we experienced sales increases in all of our major markets.

        Domestic—Total U.S. net sales increased $84.0 million to $1,036.4 million from $952.4 million in fiscal 2011, an increase of 8.8%. Approximately $27.7 million of this increase in net sales was attributable to the 53rd week. The remainder of the U.S. net sales increase was attributable primarily to a 7.6% increase in wholesale average unit selling price while U.S. unit volume remained relatively flat. The improvement in our wholesale average unit selling price was primarily driven by the success of our Optimum by Sealy Posturepedic product line and our Next Generation Stearns & Foster product line, both of which sell at higher price points in the market.

        Our innerspring sales for fiscal 2012 increased by 4.2% compared to fiscal 2011. This increase has been primarily driven by the strength of our Stearns & Foster product partially offset by weakness in Posturepedic innerspring product. The success of our Optimum by Sealy Posturepedic product line drove a 48.5% increase in the sales of our specialty products for fiscal 2012.

        International—International net sales increased $33.7 million, or 12.1% from fiscal 2011 to $311.4 million. Approximately $9.3 million of this increase in net sales was attributable to the 53rd week. The remainder of this net sales increase was primarily attributable to the strong performance of our South American and Mexico operations where we continue to see steady growth. In Canada, local currency sales increases of 10.9% translated into increases of 9.0% in U.S. dollars due to the weakening of the Canadian dollar versus the U.S. dollar. Local currency sales increases in our Canadian market were driven by a 10.8% increase in unit volume while average unit selling price remained flat. The increase in unit volume was due to strategic promotional events.

        Gross Profit.    Gross profit for fiscal 2012 was $539.5 million, an increase of $60.8 million compared to fiscal 2011. The 2012 gross profit includes the impact of the 53rd week, which represented $14.5 million. As a percentage of net sales, gross profit in fiscal 2012 increased 1.1 percentage points to 40.0%. The increase as a percentage of net sales was primarily due to increases in gross profit margins in our US operations partially offset by declines in Canada. U.S. gross profit increased $50.8 million to $414.4 million or 40.0% of net sales, which is an increase of 1.8 percentage points of net sales from the prior year period. The increase as a percentage of net sales was primarily attributable to operational efficiencies driven by higher sales volumes and improvements in the manufacturing processes which resulted in a 1.5 percentage point increase in U.S. gross profit margin. Additionally, improved pricing and a shift in the mix of our product sales to high priced Next Generation Stearns & Foster and Optimum by Sealy Posturepedic products resulted in an improvement in our gross margin by approximately 1.3 percentage points. These improvements were offset by the impact of additional expense recognized related to expected product returns related, primarily, due to an identified warranty issue with certain foundation units. The local currency gross profit margin in Canada was 39.7% as a percentage of net sales which represents a decrease of 2.1 percentage points from fiscal 2011. This decrease was primarily driven by the impact of increased sales promotions and higher raw material costs.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $40.8 million to $455.0 million for fiscal 2012 compared to $414.2 million for fiscal 2011. A portion of this increase was driven by the inclusion of a 53rd week in fiscal 2012. As a percentage of net sales, selling, general, and administrative expenses were 33.8% for fiscal 2012 compared with 33.7% for fiscal 2011. The primary changes in selling, general and administrative expenses between fiscal 2012 and 2011 were as follows:

(Increase)/ Decrease
Outbound delivery	$(3.5)
Cooperative advertising/promotional costs	(2.3)
Bad debt	1.9

Volume driven variable expenses	(3.9)
Operational fixed expenses	(14.2)
Product launch costs	(1.6)
National advertising	(9.3)
Incentive compensation and defined contribution expense	(12.8)

Fixed operating expenses	(37.9)
Non-cash compensation	5.1
Merger/acquisition costs	(2.5)
Other	(1.6)

Total selling, general and administrative expense change	$(40.8)

        During 2012, we increased our level of spending for national advertising in connection with the promotion of our new Optimum by Sealy Posturepedic line of products which drove increases in the related expense. Incentive compensation and defined contribution expense increased based on the change in the projected achievement of the associated incentive targets relative to prior year. Additionally, we have experienced increases in operational fixed expenses due to higher levels of professional fees incurred in the current year. Delivery costs have seen increases due to higher diesel prices through much of fiscal 2012.

        Royalty Income, net of royalty expense.    Our consolidated royalty income, net of royalty expense, for fiscal 2012 increased $0.7 million to $20.1 million from fiscal 2011 primarily due to increased royalties recognized from our Brazil license arrangements.

        Interest Expense.    Our consolidated interest expense in fiscal 2012 increased by $1.6 million from the prior year period to $89.3 million. Our weighted average borrowing costs for fiscal 2012 and 2011 were 11.6% and 11.1%, respectively. Our borrowing cost in 2012 remained relatively consistent with fiscal 2011 as the reduction of cash interest resulting from our redemptions of Senior Notes during the current year were partially offset by increases in non-cash interest related to the PIK and beneficial conversion features of our outstanding Convertible Notes.

        We recognize non-cash interest expense related to the PIK interest on our outstanding Convertible Notes and the accretion or amortization of original issue discount and deferred debt issuance costs. The table below provides a breakout of cash and non-cash interest expense for fiscal 2012 and 2011:

	Fiscal Year
	2012	2011
Cash interest expense	$59,213	$61,591
Non-cash interest expense	30,092	26,152

	$89,305	$87,743

        Refinancing and extinguishment of debt and interest rate derivatives.    Debt extinguishment and refinancing expenses for fiscal 2012 included non-cash charges of $1.9 million related to the write-off of debt issuance costs and original issue discount associated with the $35.0 million of Senior Notes that were repurchased. Also included was a cash charge of $1.1 million which represents the premium that was paid to repurchase these notes.

        Debt extinguishment and refinancing expenses for fiscal 2011 included non-cash charges of $0.6 million related to the write-off of debt issuance costs and original issue discount associated with the $10.0 million of Senior Notes that were repurchased. Also included was a cash charge of $0.3 million which represents the premium that was paid to repurchase these notes.

        Income Tax.    Our effective tax rates for fiscal 2012 and fiscal 2011 were 153.8% and (83.4)%, respectively. The effective rate for the fiscal 2012 period increased primarily due to the significance of our permanent tax differences, the most significant of which relates to the non-deductible interest on our Convertible Notes. In addition, the recognition of expense for withholding taxes attributable to planned repatriation of foreign earnings caused an increase in the effective tax rate.

        Discontinued Operations.    During the fourth quarter of fiscal 2010, we divested the assets of our European manufacturing operations in France and Italy which represented our Europe segment. Also during the fourth quarter of fiscal 2010, we discontinued our operations in Brazil and transitioned to a license arrangement with third parties in this market. We accounted for these businesses as discontinued operations, and, accordingly, we have reclassified the results of operations and any losses resulting from disposition for all periods presented to reflect them as such. Amounts recognized in fiscal 2012 primarily relate to the settlement of certain contingencies related to the sale of our European business unit. Amounts recognized in fiscal 2011 primarily include charges related to the continued liquidation of certain of the assets related to our Brazil operations as well as charges for services performed in connection with the discontinuance of these operations.

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

Liquidity and Capital Resources

Principal Sources and Uses of Funds

        Our principal source of funds is cash flows from operations. However, we also have the ability to borrow under our asset-based revolving credit facility (the "Amended ABL Revolver"). Limited borrowings were made against the Amended ABL Revolver during fiscal 2012 during June and July due to the timing of interest payments under our 2014 Notes and the investment in Comfort Revolution. These borrowings were repaid prior to the end of fiscal 2012. Our principal use of funds consists of operating expenditures, payments of interest on our senior debt, capital expenditures, and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $15.9 million for fiscal 2012. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow which we believe to be sufficient to support our operations. At December 2, 2012, we had approximately $50.7 million available for borrowing under the Amended ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $17.4 million. We currently believe that our liquidity is adequate to meet our anticipated cash requirements. The calculated borrowing base under the Amended ABL Revolver is determined based on our domestic accounts receivable and inventory balances. Our net weighted average borrowing cost was 11.6%, 11.1% and 10.7% for fiscal 2012, 2011 and 2010, respectively. As of January 24, 2013, we had no borrowings outstanding under the Amended ABL Revolver. Based on our current cash position and the availability of funds through our Amended ABL Revolver, we believe that we will be able to obtain additional funds as necessary during fiscal 2013 in order to support our operations. Further, as discussed in Note 12 to the Condensed Consolidated Financial Statements, we entered into a revolving credit agreement with Comfort Revolution through which we are obligated to provide financing of up to $20.0 million. This obligation may also impact our borrowings on our Amended ABL Revolver in future periods.

        Approximately $85.3 million of our outstanding cash balance at December 2, 2012 was held in foreign jurisdictions. During fiscal 2012, we identified an opportunity to utilize favorable tax attributes to efficiently repatriate approximately $51.0 million of foreign earnings to the U.S. from our foreign subsidiaries. Such repatriation of foreign cash is expected to occur in the first quarter of fiscal 2013 and allows us more flexibility in the redemption of our outstanding debt in the U.S. As a result of this decision, we recognized $4.4 million of additional income tax expense during fiscal 2012 including $3.0 million of deferred tax liabilities on a portion of our undistributed earnings from foreign operations for which no provision for U.S. federal and/or state income tax and foreign withholding tax had previously been made.

Debt

        Our outstanding debt primarily consists of the following: 1) the Amended ABL Revolver; 2) $270.0 million in aggregate principal amount of Senior Notes; 3) $221.1 million in aggregate principal amount of senior secured convertible PIK notes due June 2016 which are convertible into shares of the Company's common stock (the "Convertible Notes") and 4) $268.9 million aggregate principal amount of senior subordinated notes due June 2014, which bear interest at 8.25% per annum payable semi annually (the "2014 Notes").

        At December 2, 2012 there were no amounts outstanding under the Amended ABL Revolver. During 2012, the Company utilized this facility during the months of June and July due to the timing of interest payments under our 2014 Notes and the investment in Comfort Revolution. The maximum amount of borrowings under the facility during fiscal 2012 was $18.0 million. The average amount outstanding under this facility for fiscal 2012 was approximately $0.5 million due to the limited usage of this facility during the year. The weighted average interest rate paid on such borrowings was 4.25%. The outstanding principal and carrying amounts at December 2, 2012 related to our outstanding notes are as follows:

	Principal Amount	Carrying Amount
Senior notes due 2016 (1)	$270,000	$263,619
Convertible notes due 2016 (2)	221,146	194,399
Senior subordinated notes due 2014	268,945	268,945

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

        Future interest payments are expected to be paid out of cash flows from operations and borrowings on our Amended ABL Revolver. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 75% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the security agents for the facility. At December 2, 2012, there were no amounts outstanding under the Amended ABL Revolver.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include the redemption or repurchase of a portion of our Senior Notes, the 2014 Notes or the Convertible Notes to the extent permitted by our debt covenants. During fiscal 2012, 2011 and 2010, the Company redeemed $35.0 million, $10.0 million and $35.0 million, respectively, of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. On January 10, 2013, the Company redeemed an additional $35.0 million of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes or $36.1 million, plus accrued and unpaid interest to the redemption date of $0.9 million.

        Our Board authorized a common stock repurchase program on February 19, 2007 under which we may repurchase up to $100 million of our common stock. As of December 2, 2012, we have repurchased shares for $16.3 million under this program, none of which were repurchased during fiscal 2012 and 2011. From December 2, 2012 through January 24, 2013, we did not repurchase any additional shares under this program. We periodically repurchase shares of common stock in order to cover the minimum tax withholding obligations related to the vesting of restricted stock units.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We will be required to make scheduled principal payments of $4.0 million during the next twelve months, with $1.5 million for our financing obligations and capital leases and the remainder for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our Amended ABL Revolver agreement and the indentures governing the Senior Notes, the Convertible Notes and the 2014 Notes, it is possible that we will redeem or repurchase portions of our senior or subordinated debt during that time.

Dividend

        Our Amended ABL Revolver agreement and the indentures governing the Senior Notes, the 2014 Notes and the Convertible Notes contain restrictions on our ability to pay dividends, including a requirement in the Amended ABL Revolver agreement that we meet a minimum fixed charges coverage ratio and restrictions as to the amount available for payment. Although we meet the minimum fixed charge coverage ratio requirement in our Amended ABL revolver agreement as of December 2, 2012, we do not meet the minimum fixed charge coverage ratio contained in the indentures governing the Senior Notes, Convertible Notes and 2014 Notes as of December 2, 2012. Our ability to pay a dividend to our common shareholders is currently limited to $30.0 million under our note indentures and we do not currently expect a dividend will be declared in the first quarter of fiscal 2013.

Cash Flow Analysis

        The following table summarizes our changes in cash:

	Fiscal year(1)
	2012	2011	2010
	(in thousands)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$82,108	$33,752	$48,466
Investing activities	(21,205)	(22,181)	(13,589)
Financing activities	(46,123)	(14,829)	(50,516)
Effect of exchange rate changes on cash	5,399	1,978	(6,533)

Change in cash and cash equivalents	20,179	(1,280)	(22,172)
Cash and cash equivalents:
Beginning of period	107,975	109,255	131,427

End of period	$128,154	$107,975	$109,255

(1)
We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2012 was a 53-week year. The fiscal years ended November 27, 2011 and November 28, 2010 were 52-week years.

Year Ended December 2, 2012 Compared With Year Ended November 27, 2011

        Cash Flows from Operating Activities.    Our cash flow from operations increased $48.3 million to a $82.1 million net source of cash for the year ended December 2, 2012, compared to a $33.8 million net source of cash for the year ended November 27, 2011. The increase in net income, excluding non-cash losses such as impairment charges, was the primary driver of the change in fiscal 2012 as compared with fiscal 2011. Additionally, we have seen improvement in working capital as cash used for working capital in fiscal 2012 decreased by $32.5 million compared with fiscal 2011. This increase has been driven primarily by increases in accounts payable and accrued expenses, which have been driven by higher sales levels and expected incentive compensation payments in fiscal 2012.

        Cash Flows used in Investing Activities.    Our cash flows used in investing activities decreased approximately $1.0 million from fiscal 2011 primarily due to lower capital expenditures in fiscal 2012 coupled with approximately $1.7 million of proceeds received from the sale of our existing Phoenix, Arizona facility as we relocated to a leased facility in that area.

        Cash Flows used in Financing Activities.    Our cash flow used in financing activities for the year ended December 2, 2012 was $46.1 million compared with cash used in financing activities in fiscal 2011 of $14.8 million. This increase has been driven primarily by the level of redemptions of our Senior Notes in fiscal 2012 compared to fiscal 2011 which included redemptions of $35.0 million and $10.0 million, respectively. Also contributing to this increase was the repayment of Comfort Revolution's $7.4 million of outstanding debt upon acquisition.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 2, 2012, November 27, 2011, and November 28, 2010 (in thousands):

	2012	2011	2010
Net income (loss)	$(1,177)	$(9,888)	$(13,739)
Interest expense	89,305	87,743	85,617
Income taxes	12,548	4,104	18,488
Depreciation and amortization	26,379	24,234	25,664

EBITDA	127,054	106,193	116,030
Adjustments for debt covenants:
Refinancing charges	3,748	1,222	3,759
Non-cash compensation	8,117	13,243	15,862
Severance charges	—	—	2,150
Comfort Revolution acquisition costs	1,158	—	—
Merger costs	2,538	—	—
Restructuring and impairment related charges	2,421	—	—
Noncontrolling interest	1,187	—	—
Discontinued operations	1,962	4,232	38,399
Other (various)(a)	1,948	1,405	1,685

Adjusted EBITDA	$150,134	$126,295	$177,885

(a)
Consists of various immaterial adjustments.

  Events of Default

        Our long-term obligations contain various financial tests and covenants but do not require that we meet quarterly financial ratio targets in order to maintain compliance with the terms of the obligations unless we are in a minimum availability period under the terms of our Amended ABL Revolver.

        Our Amended ABL Revolver requires us to maintain a minimum fixed charge coverage ratio in excess of 1.0 to 1.0 in periods of minimum availability where the availability for two consecutive calendar days is less than the greater of 1) 12.5% of the borrowing base under the Amended ABL Revolver and 2) $10.0 million. As of December 2, 2012, we were not in a period of minimum availability and did not have any outstanding borrowings under the Amended ABL Revolver. Non-compliance with the minimum fixed charge coverage ratio in a period of minimum availability could result in the requirement to immediately repay all amounts outstanding under the Amended ABL Revolver. The fixed charge coverage ratio is defined by the Amended ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and other restricted payments.

  Restrictions on Certain Transactions

        The covenants contained in our debt agreements also restrict our ability to enter into certain transactions (the most significant of which are summarized below). Our Amended ABL Revolver requires us to meet either (i) an excess availability test of $20.0 million, or (ii) (a) an excess availability of at least the greater of (x) 17.5% of the lesser of total commitments and the borrowing base and (y) $15.0 million and (b) a minimum fixed charge coverage test of 1.10 to 1.00 in order to make certain restricted payments including dividend distributions to holders of our common stock, dividends or distributions to the parent company (Sealy Corporation), and debt repayments, subject to certain exceptions. The fixed charge coverage ratio is defined by the Amended ABL Revolver agreement as the ratio of Adjusted EBITDA less unfinanced capital expenditures and net cash taxes paid to fixed charges which include cash payments for interest, capital lease obligations, scheduled principal payments on debt and restricted payments. At December 2, 2012, adjustments to Adjusted EBITDA for cash taxes paid and unfinanced capital expenditures were $32.5 million. Fixed charges as calculated under the terms of the Amended ABL Revolver agreement were $58.2 million. This results in a fixed charge coverage ratio of 2.02 to 1.00 at December 2, 2012 under the terms of the Amended ABL Revolver agreement.

        The indentures governing our Senior Notes, Convertible Notes and 2014 Notes also require us to meet a fixed charge coverage ratio of 2.0 to 1.0 in order to incur additional indebtedness and make certain restricted payments, including dividends or equity distributions, subject to certain exceptions. The fixed charge coverage ratio is defined by the indentures related to these notes as the ratio of Adjusted EBITDA to fixed charges which include interest expense, and cash dividend payments on certain preferred stock. At December 2, 2012, fixed charges as calculated under the terms of the indentures governing our Senior Notes, Convertible Notes and 2014 Notes were $82.4 million, resulting in a fixed charge coverage ratio of 1.84 to 1.00.

        Although we meet the minimum fixed charge coverage ratio requirements contained in our Amended ABL Revolver agreement, we do not meet the minimum fixed charge coverage ratio contained in the indentures governing the Senior Notes, Convertible Notes and 2014 Notes as of December 2, 2012. As such, Sealy Mattress Company and its subsidiaries are limited in their ability to incur additional new indebtedness and make certain restricted payments, including dividends or equity distributions other than pursuant to specified exceptions. We do not believe that these restrictions will impact our liquidity or our ability to meet our ongoing capital needs.

        As of and during the fiscal years ended December 2, 2012, November 27, 2011, and November 28, 2010, we were in compliance with the covenants contained in our debt agreements. These agreements also restrict our ability to pay dividends and repurchase common stock.

Off-Balance Sheet Arrangements

        We occupy premises and utilize equipment under operating leases that expire at various dates through 2023. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the fiscal years ended December 2, 2012, November 27, 2011, and November 28, 2010, we recognized lease expenses of $20.1 million, $19.3 million and $19.2 million, respectively.

        We are involved in a group of joint ventures to develop markets for Sealy branded products in Asia. These joint ventures are not considered to be variable interest entities and are therefore not consolidated for financial statement purposes. We account for our interest in the joint ventures under the equity method, and our net investment of $9.0 million is recorded as a component of other assets including debt issuance costs, net within the Consolidated Balance Sheet at December 2, 2012. We believe that any possible commitments arising from these joint ventures will not be significant to our consolidated financial position or results of operations.

        In connection with the sale of our European manufacturing operations, we made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by us, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of €1.8 million ($2.3 million) under the terms of the contract. During fiscal 2012, we settled certain outstanding claims related to these guarantees for €1.8 million ($2.3 million).

Contractual Obligations and Commercial Commitments

        As previously discussed, our debt at December 2, 2012 consisted of an asset-based revolving credit facility, under which no amounts were outstanding, $270.0 million of senior notes due 2016, $221.1 million of convertible paid-in kind notes due 2016, $268.9 million outstanding aggregate principal amount of senior subordinated notes due 2014, $40.0 million due on our financing obligations and an additional $2.6 million of other borrowings, most of which are owed by our international subsidiaries. The outstanding balance of the Convertible Notes indicated above includes accrued PIK interest and the effects of the accounting for the beneficial conversion features that were recognized upon each of the January 15th and July 15th interest payment dates since the issuance of these notes. See Note 8 of our Consolidated Financial Statements included in Item 8 for further details.

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

        Our contractual obligations and other commercial commitments as of December 2, 2012 are summarized below (in thousands):

Contractual Obligations	2013	2014	2015	2016	2017	After 2017	Total Obligations
Principal maturities of long-term debt	$4,045	$270,774	$1,961	$460,158	$2,449	$30,178	$769,565
Projected interest on long-term debt(1)	72,005	51,201	52,686	28,300	1,992	7,675	213,859
Projected cash flows on derivatives(2)	268	—	—	—	—	—	268
Operating leases(3)	12,446	10,799	8,345	6,769	5,155	17,387	60,901

Total	$88,764	$332,774	$62,992	$495,227	$9,596	$55,240	$1,044,593

Other Commercial Commitments	2013	2014	2015	2016	2017	After 2017	Total Commitments
Standby Letters of Credit(4)	$17,359	—	—	—	—	—	$17,359

(1)
$2.6 million of our outstanding debt at December 2, 2012 is subject to variable interest rates. Interest payments are projected based on rates in effect at December 2, 2012 assuming no variable rate fluctuations going forward. An increase in the interest rates applicable to the unhedged portion of our variable rate debt by 1% would result in an insignificant amount of additional annual cash interest expense. Further, these amounts include the paid in kind interest obligation related to our Convertible Notes which does not represent a cash interest payment.

(2)
Our hedging instruments consist of the projected net settlements of our foreign currency and commodity contracts as of December 2, 2012 based on the expected timing of the net payments to be received under the agreements and have not been included in the above presentation as they do not currently represent obligations of the Company. The fair value of these instruments can fluctuate based on market conditions.

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

        As discussed in Note 16 to our Consolidated Financial Statements included in Item 8, we have a $16.5 million long term obligation arising from underfunded pension plans. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. During fiscal 2013, we estimate that we will make approximately $2.8 million in contributions to the plans. In fiscal 2012, we contributed $1.9 million into the plans.

        There are no agreements to purchase goods or services with fixed or minimum obligations. The schedule above does not include normal purchases which are made in the ordinary course of business.

Foreign Operations and Export Sales

        We operate three manufacturing and distribution center facilities in Canada, and one each in Mexico, Argentina, and Uruguay. We participate in a group of joint ventures with our Australian licensee to import, manufacture, distribute and sell Sealy branded products in South East Asia, New Zealand and India. We also export products directly into many small international markets, and have license agreements in Australia, Thailand, Japan, the United Kingdom, Continental European Union countries, Turkey, Brazil, Columbia, Paraguay, India, South Africa, Israel, Saudi Arabia, Jamaica, Venezuela, Colombia, Honduras and the Dominican Republic. Additionally, we have license agreements in place with our joint ventures including those in Asia, New Zealand, and India as well as in connection with our joint venture with Comfort Revolution.

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

Impact of Recently Issued Authoritative Accounting Guidance

        In September 2011, the FASB issued authoritative guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company will adopt this guidance in connection with its goodwill impairment testing performed in fiscal 2013, but does not expect it to have a significant impact on its financial statements.

Fiscal Year

        We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2012 was a 53-week year. The fiscal years ended November 27, 2011 and November 28, 2010 were 52-week years.

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

  •
  the completion of our proposed merger with Tempur-Pedic

  •
  reductions in consumer and business spending;

  •
  fluctuations in costs of raw materials, particularly petroleum-based and steel products;

  •
  the level of competition in the bedding industry, including the increasing market share of non-innerspring bedding products;

  •
  the effectiveness of our customer subsidies and advertising expenditures;

  •
  product liability claims and an increase in return rates;

  •
  our level of indebtedness and restrictions under our debt agreements;

  •
  our dependence on our information technology infrastructure;

  •
  our relationships with our major suppliers, including any delay or interruption in supply;

  •
  our international operations and licensing arrangements;

  •
  encroachments on our trademarks, patents or other intellectual property;

  •
  the success of new products;

  •
  legal and regulatory requirements, including environmental and health and safety requirements and tax regulations;

  •
  a change or deterioration in our labor relations;

  •
  the seasonality of our business;

  •
  departure of key personnel;

  •
  access to financial credit by our customers, vendors or us;

  •
  the under-funding of our pension plans; and

  •
  other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, or the SEC.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currencies as compared to the currencies of our foreign denominated purchases. Foreign currency forward and option contracts are used to hedge against a portion of the earnings and cash flow effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would have an approximate $2.6 million dollar impact on our financial position for the year ended December 2, 2012. This calculation assumes that each exchange rate for our largest international markets would change in the same direction relative to the U.S. dollar and is based on fiscal year 2012 net income (loss) in these markets. We are also exposed to foreign currency fluctuations for license revenue, some of which is denominated in foreign currencies.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies and royalty payments to third parties with forward contracts. At December 2, 2012, we had outstanding forward and option foreign currency contracts to sell Canadian dollars for a total of 15 million U.S. dollars. The expiration dates for the Canadian dollar contracts range from December 2012 to August 2013. At December 2, 2012, the fair value of these contracts was a liability of $0.3 million. The changes in fair value of the foreign currency hedges are included in net income, except for those contracts that have been designated as hedges for accounting purposes. For contracts designated as hedges for accounting purposes, the changes in fair value related to the effective portion of the hedge are recognized as a component of accumulated other comprehensive income.

Interest Rate Risk

        Based on the amount of our variable rate debt outstanding at December 2, 2012, a 12.5 basis point increase or decrease in variable interest rates would have an insignificant impact on our annual interest expense.

Commodity Price Risks

        During fiscal 2012, we experienced decreases in the prices of steel as manufacturers are reducing inventories. This trend is expected to reverse in the beginning of fiscal 2013 as demand for steel products increases. The primary components of polyurethane foam, TDI and Polyol, continue to experience price increases due to the strength of demand for these products in the market as well as supply constraints due to the shift from oil to natural gas production as the price of oil rises. We periodically enter into commodity-based physical contracts to buy natural gas at agreed-upon fixed prices. These contracts are entered into in the normal course of business. During fiscal 2012 and 2010, we entered into a forecasted cash flow hedging program through which we hedge a portion of our expected diesel fuel consumption through the use of fixed price swap contracts. These contracts reduce our exposure to the volatility in diesel fuel prices. At December 2, 2012, we had contracts outstanding for 1.4 million gallons of diesel fuel to be consumed through October 2013. At November 27, 2011, we had contracts outstanding for 0.1 million gallons of diesel fuel to be consumed through November 30, 2011.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the accompanying consolidated balance sheets of Sealy Corporation and subsidiaries (the "Company") as of December 2, 2012 and November 27, 2011 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended December 2, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sealy Corporation and subsidiaries as of December 2, 2012 and November 27, 2011 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 2, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 2, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 4, 2013

SEALY CORPORATION

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 2, 2012	November 27, 2011
ASSETS
Current assets:
Cash and equivalents	$128,154	$107,975
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2012—$29,959; 2011—$30,104)	152,619	126,494
Inventories	72,364	57,002
Prepaid expenses	31,358	29,275
Deferred income taxes	21,579	21,349

Total current assets	406,074	342,095

Property, plant and equipment—at cost:
Land	6,761	7,351
Buildings and improvements	128,039	128,700
Machinery and equipment	281,345	261,650
Construction in progress	7,861	8,414

	424,006	406,115
Less accumulated depreciation	(259,983)	(239,370)

	164,023	166,745

Other assets:
Goodwill	363,229	361,026
Other intangibles—net of accumulated amortization (2012—$5,005; 2011—$3,496)	14,710	1,116
Deferred income taxes	3,945	1,772
Debt issuance costs, net, and other assets	53,364	46,440

	435,248	410,354

Total Assets	$1,005,345	$919,194

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Balance Sheets (Continued)

(in thousands, except per share amounts)

	December 2, 2012	November 27, 2011
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion-long term obligations	$4,045	$1,584
Accounts payable	100,796	68,774
Accrued expenses:
Customer incentives and advertising	34,664	26,038
Compensation	33,065	17,601
Interest	14,484	14,074
Warranty	9,785	7,522
Other	26,128	20,904
Deferred income taxes	3,000	—

Total current liabilities	225,967	156,497

Long term obligations, net of current portion	765,521	790,297
Other noncurrent liabilities	60,249	52,415
Deferred income taxes	93	549
Commitments and contingencies	—	—
Redeemable noncontrolling interest	11,035	—
Stockholders' deficit:
Preferred stock, $0.01 par value; Authorized 50,000 shares; Issued, none	—	—
Common stock, $0.01 par value; Authorized 600,000 shares; Issued and outstanding: 2012—104,322; 2011—100,916	1,045	1,010
Additional paid-in capital	955,777	935,512
Treasury stock, at cost: 2012—655; 2011—0	(1,138)	—
Accumulated deficit	(1,016,567)	(1,016,577)
Accumulated other comprehensive income (loss)	3,363	(509)

	(57,520)	(80,564)

Total Liabilities and Stockholders' Deficit	$1,005,345	$919,194

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Twelve Months Ended
	December 2, 2012	November 27, 2011	November 28, 2010
Net sales	$1,347,870	$1,230,151	$1,219,471
Cost of goods sold	808,363	751,449	709,971

Gross profit	539,507	478,702	509,500
Selling, general and administrative expenses	455,045	414,235	398,053
Asset impairment loss	827	—	—
Amortization expense	678	289	289
Restructuring expenses	2,421	—	—
Royalty income, net of royalty expense	(20,070)	(19,413)	(17,529)

Income from operations	100,606	83,591	128,687
Interest expense	89,305	87,743	85,617
Refinancing and extinguishment of debt	3,748	1,222	3,759
Other income, net	(605)	(451)	(226)

Income (loss) before income taxes	8,158	(4,923)	39,537
Income tax provision	12,548	4,104	18,488
Equity in earnings of unconsolidated affiliates	5,175	3,371	3,611

Income (loss) from continuing operations	785	(5,656)	24,660
Loss from discontinued operations	(1,962)	(4,232)	(38,399)

Net loss	(1,177)	(9,888)	(13,739)
Net loss attributable to noncontrolling interests	1,187	—	—

Net income (loss) attributable to common shareholders	$10	$(9,888)	$(13,739)

Earnings (loss) per common share attributable to common shareholders—Basic
Income (loss) from continuing operations per common share	$0.02	$(0.06)	$0.26
Loss from discontinued operations per common share	(0.02)	(0.04)	(0.40)

Earnings (loss) per common share attributable to common shareholders—Basic	$—	$(0.10)	$(0.14)

Earnings (loss) per common share attributable to common shareholders—Diluted
Income (loss) from continuing operations per common share	$0.02	$(0.06)	$0.14
Loss from discontinued operations per common share	(0.02)	(0.04)	(0.13)

Earnings (loss) per common share attributable to common shareholders—Diluted	$—	$(0.10)	$0.01

Weighted average number of common shares outstanding:
Basic	102,470	99,261	95,934
Diluted	109,151	99,261	289,857

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Stockholders' Deficit

(in thousands, except per share amounts)

		Common Stock
	Comprehensive Income (Loss)			Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Income (Loss)
		Shares	Amount					Total
Balance at November 29, 2009		94,417	$947	$885,064		$(992,950)	$(1,053)	$(107,992)
Net loss attributable to common shareholders	$(13,739)					(13,739)		(13,739)
Foreign currency translation adjustment	8,041						8,041	8,041
Adjustment to defined benefit plan liability, net of tax of $(135)	549						549	549
Change in fair value of cash flow hedges, net of tax of $373	(532)						(532)	(532)
Share-based compensation				15,864				15,864
Exercise of stock options		391	4	292				296
Vesting of restricted share units, net		2,768	27	(4,627)				(4,600)
Vesting of restricted shares		112	1	(207)				(206)
Excess tax benefit on options exercised				417				417
Beneficial conversion feature on Convertible Paid-in-Kind Notes				14,263				14,263

Balance at November 28, 2010	$(5,681)	97,688	$979	$911,066		$(1,006,689)	$7,005	$(87,639)

Net loss attributable to common shareholders	(9,888)					(9,888)		(9,888)
Foreign currency translation adjustment	(5,347)						(5,347)	(5,347)
Adjustment to defined benefit plan liability, net of tax of $1,898	(3,051)						(3,051)	(3,051)
Change in fair value of cash flow hedges, net of tax of $597	884						884	884
Loss on termination of interest rate swaps, net of tax of $5,834	—						—	—
Share-based compensation				13,243				13,243
Exercise of stock options		373	3	627				630
Vesting of restricted share units, net		2,799	27	(3,678)				(3,651)
Vesting of restricted shares		56	1	(96)				(95)
Excess tax benefit on share based awards				(1,077)				(1,077)
Beneficial conversion feature on Convertible Paid-in-Kind Notes				15,427				15,427

Balance at November 27, 2011	$(17,402)	100,916	$1,010	$935,512	$—	$(1,016,577)	$(509)	$(80,564)

Net income attributable to common shareholders	10					10		10
Foreign currency translation adjustment	8,077						8,077	8,077
Adjustment to defined benefit plan liability, net of tax of $2,003	(3,227)						(3,227)	(3,227)
Change in fair value of cash flow hedges, net of tax of $624	(978)						(978)	(978)
Share-based compensation				8,117				8,117
Exercise of stock options		120	1	103				104
Vesting of restricted share units, net		3,286	34	(3,093)				(3,059)
Treasury shares repurchased				1,138	(1,138)			—
Excess tax benefit on share based awards				(768)				(768)
Beneficial conversion features on Convertible Paid in Kind Notes				14,768				14,768

Balance at December 2, 2012	$3,882	104,322	$1,045	$955,777	$(1,138)	$(1,016,567)	$3,363	$(57,520)

See accompanying notes to consolidated financial statements.

SEALY CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 2, 2012	November 27, 2011	November 28, 2010
Operating activities:
Net loss	$(1,177)	$(9,888)	$(13,739)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	26,379	24,234	28,676
Deferred income taxes	1,646	1,905	1,121
Amortization of deferred gain on sale-leaseback	(49)	(624)	(646)
Paid in kind interest on convertible notes	24,539	19,994	16,109
Amortization of discount on new senior secured notes	1,578	1,485	1,431
Amortization of debt issuance costs and other	3,975	4,673	4,750
Impairment charges	827	288	22,963
Share-based compensation	8,117	13,243	15,864
Excess tax benefits from share-based payment arrangements	—	—	(417)
Loss (gain) on sale of assets	327	(215)	260
Write-off of debt issuance costs related to debt extinguishments	1,862	643	2,709
Loss on repurchase of senior notes	1,050	300	1,050
Dividends received from unconsolidated affiliates	6,500	1,011	—
Equity in earnings of unconsolidated affiliates	(5,175)	(3,371)	—
Loss on disposition of subsidiary	—	206	2,399
Other, net	(2,850)	(2,217)	2,618
Changes in operating assets and liabilities:
Accounts receivable	(20,332)	10,296	(3,226)
Inventories	(20,302)	(666)	(12,115)
Other current assets	(4,654)	(6,418)	(3,628)
Other assets	(1,495)	4,271	(3,791)
Accounts payable	29,856	4,774	(4,873)
Accrued expenses	28,769	(24,382)	(8,711)
Other liabilities	2,717	(5,790)	(338)

Net cash provided by operating activities	82,108	33,752	48,466

Investing activities:
Purchase of property, plant and equipment	(15,914)	(22,408)	(16,578)
Acquisition of Comfort Revolution, net of cash acquired of $159(1)	159	—
Proceeds from sale of property, plant and equipment	2,383	227	124
Net proceeds (outflow) from disposition of subsidiary	—	—	(340)
Advances to Comfort Revolution	(7,833)	—	—
Repayments of loans and capital from unconsolidated affiliate	—	—	3,205

Net cash used in investing activities	(21,205)	(22,181)	(13,589)

Financing activities:
Proceeds from issuance of long-term obligations	5,236	3,387	4,702
Repayments of long-term obligations	(11,446)	(4,619)	(15,068)
Repayment of senior secured notes, including premium of $1,050, $300 and $1,050	(36,050)	(10,300)	(36,050)
Borrowings under revolving credit facilities	29,000	—	—
Repayments of revolving credit facilities	(29,000)	—	—
Repurchase of common stock associated with vesting of employee share-based awards	(3,059)	(3,746)	(4,806)
Exercise of employee stock options	104	630	714
Debt issuance costs	(908)	(147)	—
Other	—	(34)	(8)

Net cash used in financing activities	(46,123)	(14,829)	(50,516)

Effect of exchange rate changes on cash	5,399	1,978	(6,533)

Change in cash and equivalents	20,179	(1,280)	(22,172)
Cash and equivalents:
Beginning of period	107,975	109,255	131,427

End of period	$128,154	$107,975	$109,255

Supplemental disclosures:
Taxes paid (net of tax refunds of $3,157, $434 and $5 in fiscal 2012, 2011 and 2010, respectively)	$10,487	$16,198	$20,069
Interest paid	$58,803	$61,875	$66,071
Noncash investing transaction:
Extension of capital lease	$—	$2,181	$—
Promotional displays transferred to property, plant and equipment	$10,131	$—	$—
Cash contributed to Comfort Revolution for initial investment	$10,000	$—	$—

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

Basis of Presentation and Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Sealy Corporation, its 100%-owned subsidiary companies and a 45% owned subsidiary as of June 13, 2012 as noted below. Intercompany transactions are eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control and consolidation is not otherwise required under the Financial Accounting Standards Board's (the "FASB") authoritative guidance surrounding the consolidation of variable interest entities ("VIE"). Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company's equity in the net income and losses of these investments is reported in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Also, based on triggering events, the Company assesses whether it has any primary beneficial interests in any VIE which would require consolidation of such entity.

        On September 26, 2012, the Company entered into a Merger Agreement with Tempur-Pedic International, Inc. ("Tempur-Pedic") pursuant to which a wholly-owned subsidiary of Tempur-Pedic will merge with and into the Company, resulting in the Company becoming a subsidiary of Tempur-Pedic (the "Merger"). In connection with the Merger, each share of the Company's common stock issued and outstanding immediately prior to the Merger will be converted into the right to receive $2.20 per share in cash (the "Merger Consideration"). As part of the transaction, it is anticipated that the Company's outstanding senior and subordinated notes will also be redeemed in accordance with the provisions of the related note indentures. The proposed merger has been approved by the Board of Directors of both companies and remains subject to approval by the Company's stockholders, as well as certain additional conditions and approvals of various regulatory authorities. There are no assurances that the Merger with Tempur-Pedic will be consummated. See Note 26 for further information on this Merger Agreement.

        On June 13, 2012, the Company acquired a 45% ownership interest in Comfort Revolution International, LLC ("Comfort Revolution"), a joint venture with Comfort Revolution, LLC ("CR Member"). Upon review of the FASB authoritative guidance for consolidation, the Company determined that Comfort Revolution constitutes a VIE for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution and debt financing and other factors that were considered in the related-party

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

analysis surrounding the identification of the primary beneficiary. As of December 2, 2012, the Company had recorded net assets of $9.0 million within the accompanying Condensed Consolidated Balance Sheets related to Comfort Revolution. These assets are only able to be used to settle obligations of Comfort Revolution. Further, the creditors of Comfort Revolution do not have recourse to the assets of the Company. Since the Company is considered to be the primary beneficiary, the financial statements of Comfort Revolution are consolidated herein.

        Due to the difference in Comfort Revolution's fiscal year, which ends on December 31, and the availability of financial statements from Comfort Revolution, the results of Comfort Revolution are presented on a two month lag. As such, for fiscal 2012, the results of Comfort Revolution are included from the acquisition date through September 30, 2012. Comfort Revolution borrowed $7.8 million under its outstanding revolving credit facility with the Company between September 30, 2012 and December 2, 2012. This amount is reflected in the Company's consolidated balance sheet as of December 2, 2012 as a component of deferred financing costs, net and other assets. The $7.8 million was utilized by Comfort Revolution primarily to fund working capital requirements and capital expenditures for its manufacturing facility.

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

        At December 2, 2012, affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") controlled approximately 44.7% of the issued and outstanding common stock of the Company.

        Significant accounting policies used in the preparation of the Consolidated Financial Statements are summarized below.

Fiscal Year

        The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal year ended December 2, 2012 was a 53-week year. The fiscal years ended November 27, 2011, and November 28, 2010 were 52-week years.

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

        In September 2011, the FASB issued authoritative guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company will adopt this guidance in connection with its goodwill impairment testing performed in fiscal 2013, but does not expect it to have a significant impact on its financial statements.

        In September 2011, the FASB issued authoritative guidance that increases the Company's disclosures surrounding the multiemployer pension plans in which it participates by providing users with additional information to 1) assess the potential future cash flow implications relating to the Company's participation in these plans and 2) indicate the financial health of all of the significant plans in which the Company participates. The Company adopted this guidance in the fourth quarter of fiscal 2012. The adoption of this guidance required the Company to include additional disclosures surrounding its participation in multiemployer pension plans.

Revenue Recognition

        The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

price is fixed or determinable; and collectibility is reasonably assured. The recognition criteria are met when title and risk of loss have transferred from the Company to the buyer, which is upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. The Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, floor sample discounts, commissions paid to retail associates, slotting fees and supply agreement amortization, and records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether the customers will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Accordingly, $132.6 million, $120.4 million, and $102.5 million were recorded as a reduction of revenue for fiscal 2012, 2011, and 2010, respectively.

        The Company continues to actively monitor the financial condition of its customers to determine the potential for nonpayment of trade receivables. In determining its allowance for doubtful accounts, the Company considers the current financial condition of its customers as well as other general economic factors. The Company's management believes that its process of specific review of customers, combined with its overall analytical review, provides a reliable evaluation of ultimate collectability of trade receivables. The receivables related to leasing activities were not significant to either period. We recorded a bad debt provision of $0.4 million, $2.3 million and $2.5 million in fiscal 2012, 2011 and 2010, respectively which is recorded as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.

Product Delivery Costs

        Included in the Company's selling, general and administrative expenses in the consolidated statement of operations for fiscal 2012, 2011 and 2010 were $76.6 million, $73.1 million and $67.4 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to its customers, including approximately $2.9 million, $6.1 million and $5.7 million, respectively, of costs associated with internal transfers between plant locations. Since we include these costs within selling, general and administrative expenses, our cost of goods sold may not be comparable with that reported by other entities.

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

        The Company's accounts receivable arise from sales to numerous customers in a variety of markets and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 36.1%, 39.2% and 36.9% of the Company's net sales for the years ended December 2, 2012, November 27, 2011 and November 28, 2010, respectively. One customer accounted for more than 10% of the Company's net sales in fiscal 2012, 2011 and 2010. The Company performs ongoing credit

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

evaluations of its customers' financial conditions and maintains reserves for estimated credit losses. Such losses, in the aggregate, have not materially exceeded management's estimates.

        The counterparties to the Company's foreign currency and commodity-based fixed price swap agreements are major financial institutions. At December 2, 2012, the Company had not experienced non-performance by any of its counterparties nor does the Company expect there to be significant non-performance risks associated with its derivative counterparties.

        The Company is presently dependent upon a single supplier for certain polyurethane foam components in its mattress units. Such components are purchased under a supply agreement, and are manufactured in accordance with proprietary process designs exclusive to the supplier. The Company has incorporated these methods of construction into many of its branded products. The Company continually looks to develop alternative supply sources, allowing acquisition of similar component parts which meet the functional requirement of various product lines. The Company also purchases a significant portion of its box spring components from a single supplier and manufactures only a minor amount of these parts. The Company is also dependent on a single supplier for the visco-elastic components and assembly of its Embody and Optimum specialty product lines. The related product in which these components and assembly processes are used does not represent a significant portion of overall sales. Except for its dependence regarding certain polyurethane foam and visco-elastic components and assembly of its Embody and Optimum specialty product lines, the Company does not consider itself to be dependent upon any single outside vendor as a source of supply to its conventional bedding or specialty businesses, and the Company believes that sufficient sources of supply for the same, similar or alternative components are available.

        Approximately 68% of the employees at the Company's 25 North American plants are represented by various labor unions with separate collective bargaining agreements. The Company's current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2013 through 2015. Of the employees covered by collective bargaining agreements, approximately 49% are under contracts expiring in fiscal 2013. Certain employees at the Company's international facilities are also covered by collective bargaining agreements, which expire at various terms between fiscal 2013 and 2015.

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

Foreign Currency

        Subsidiaries located outside the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' deficit (accumulated other comprehensive income (loss)) and are not tax effected since they relate to investments which are permanent in nature. Foreign currency transaction gains and losses are recognized in cost of goods sold or selling, general and administrative expenses at the time they occur. The Company recorded foreign currency transaction losses of $0.4 million, $0.7 million and $4.2 million in fiscal 2012, 2011 and 2010, respectively.

Cash and Equivalents

        The Company considers all highly liquid debt instruments with an original maturity at the time of purchase of three months or less to be cash equivalents. Included as cash equivalents are money market funds that are stated at cost, which approximates market value.

Checks Issued In Excess of Related Bank Account Balances

        Accounts payable include book overdrafts in the amounts of $8.9 million and $12.4 million at December 2, 2012 and November 27, 2011, respectively. The change in the reclassified amount of checks issued in excess of the related bank account balance on our books (which does not represent a negative bank account balance) is included in cash flows from operations in the statements of cash flows.

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

Supply Agreements

        The Company from time to time enters into long term supply agreements with its customers to sell its branded products to customers in exchange for minimum sales volume or a minimum percentage of the customer's sales or space on the retail floor. Such agreements generally cover a period of two to five years. In these long term agreements, the Company reserves the right to pass on its cost increases to its customers. Other costs such as transportation and warranty costs are factored into the wholesale price of the Company's products and passed on to the customer. Initial cash outlays by the Company for such agreements are capitalized and amortized generally as a reduction of sales over the life of the contract. The majority of these cash outlays are ratably recoverable upon contract termination. Such capitalized amounts are included in "Prepaid expenses" and "Debt issuance costs, net, and other assets" in the Company's Consolidated Balance Sheets.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and three to fifteen years for machinery and equipment. The Company uses the straight-line method for calculating the provision for depreciation. Depreciation expense for fiscal 2012, 2011 and 2010 was $25.7 million, $23.9 million and $25.1 million, respectively and is primarily recorded in cost of goods sold on the Consolidated Statements of Operations.

        The Company invests in promotional displays in certain retail stores for certain products to demonstrate product features and specifications. These assets are owned by the Company and are considered to be productive assets which provide the benefits described above. The Company's investment in promotional displays is carried at cost less accumulated depreciation. Depreciation is provided by the straight line method for each display over a period of two years, which represents the estimated period of the benefit provided by these assets. Promotional displays of $11.5 million and related accumulated depreciation of $3.1 million as of December 2, 2012 were recognized as a component of property, plant and equipment and accumulated depreciation, respectively in the Condensed Consolidated Balance Sheets. Depreciation expense related to these displays for fiscal 2012 was $2.3 million and is recorded as a component of selling, general and administrative expense in the Condensed Consolidated Statement of Operations.

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

        No impairment charges related to property, plant and equipment were recognized during fiscal 2012, 2011 or 2010 other than those related to discontinued operations.

        Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair value is determined based upon estimates of the amount to be recovered upon disposal of the facility. There were no assets qualifying as held for sale at December 2, 2012 or November 27, 2011.

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

Debt Issuance Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis which approximates the effective interest method. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing and extinguishment of debt and interest rate derivatives. Additional expense arising from such prepayments during fiscal 2012, 2011 and 2010 was $2.0 million, $0.6 million and $2.7 million, respectively.

        On May 9, 2012, the Company amended and restated its existing senior secured asset-based revolving credit facility to extend the stated maturity of this facility until May 2017 and amend certain other provisions. In connection with this amendment, the Company recorded fees of $1.2 million which were deferred and will be amortized over the life of the amended agreement. As of December 2, 2012, $0.3 million of these fees had not yet been paid and were recorded as a component of other accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. In addition, the remaining unamortized debt issuance costs associated with the existing senior revolving credit facility will continue to be amortized over the life of the agreement, as amended, in accordance with the authoritative accounting guidance surrounding debtor's accounting for changes in line-of-credit or revolving-debt arrangements.

Royalty Income and Expense

        The Company recognizes royalty income based on sales of Sealy and Stearns & Foster branded product by various licensees. The Company recognized gross royalty income of $20.1 million, $19.4 million and $17.6 million in fiscal 2012, 2011 and 2010, respectively. The increase in royalty income has been driven by increased royalties recognized related to our international licensees, including the new Brazil license agreements. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

an insignificant amount in fiscal 2012, an insignificant amount in fiscal 2011 and $0.1 million in fiscal 2010.

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

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest and penalties. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company is currently undergoing examinations of its corporate income tax returns by tax authorities. No issues related to these reserved positions have been presented to the Company. The Company believes that such audits will not result in an assessment and payment of taxes related to these positions during the one year following December 2, 2012.

Advertising Costs

        The Company expenses all advertising costs as incurred. Cooperative advertising costs paid to customers are recorded as a component of selling, general and administrative expense within the Consolidated Statements of Operations to the extent of the estimated fair value when the customer provides proof of advertising. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising expenses, including cooperative advertising, for fiscal 2012, 2011 and 2010 amounted to $167.3 million, $156.1 million and $140.4 million, respectively.

Warranties

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic innerspring and Bassett bedding products and certain other Sealy branded products. In addition, the Company offers a 20 year, limited warranty (15 year non-prorated and 25 year additional warranty on certain components of its 2012 Optimum by Sealy Posturepedic, Posturepedic Gel and Stearns & Foster products. Also, the Company has a 20-year warranty on the major components of its TrueForm and MirrorForm visco-elastic products and its SpringFree latex

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

product, the last ten years of which are prorated on a straight-line basis. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The estimate involves an average lag time in days between the sale of a bed and the date of its return, applied to the current rate of the warranty returns.

        The change in the Company's accrued warranty obligations for the fiscal 2012, 2011 and 2010 was as follows (in thousands):

	December 2, 2012	November 27, 2011	November 28, 2010
Accrued warranty obligations at beginning of period	$13,606	$17,584	$16,464
Warranty claims(1)	(17,336)	(15,853)	(19,572)
Warranty provisions(2)(3)	20,528	15,034	20,692
Change in estimate (see Note 3)	—	(3,159)	—

Accrued warranty obligations at end of period	$16,798	$13,606	$17,584

(1)
Warranty claims for the year ended December 2, 2012 include approximately $10.2 million for claims associated with products sold prior to November 27, 2011 that are still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. The Company utilizes warranty trends on existing similar product in order to estimate future warranty claims associated with newly introduced product. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $5.3 million, $5.0 million and $5.8 million for fiscal 2012, 2011 and 2010, respectively.

(2)
The provision for fiscal 2012 includes a decrease of approximately $0.3 million relating to increased recoverable salvage value included in the warranty obligation estimate. The provision for fiscal 2011 includes an increase of approximately $0.2 million relating to decreased recoverable salvage value included in the warranty obligation estimate. The provision for fiscal 2010 includes an increase of approximately $0.5 million relating to decreased recoverable salvage value included in the warranty obligation estimate.

(3)
The provision for fiscal 2012 also includes an increase of approximately $1.6 million related to the estimated liability for certain defective foundation units sold to customers between 2008 and 2011. (See Note 20).

        As of December 2, 2012 and November 27, 2011, $9.8 million and $7.5 million is included as a component of other accrued liabilities and $7.0 million and $6.1 million is included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheet, respectively.

Self-Insurance

        The Company is self-insured for certain losses related to medical claims with excess loss coverage of $375,000 per claim per year. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers' compensation. The Company's recorded liability for workers' compensation represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is discounted and

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

is established based upon analysis of historical data and actuarial estimates, and is reviewed by management and third-party actuaries on a quarterly basis to ensure that the liability is appropriate. The discount rate used to estimate the workers' compensation liability was 2% for both fiscal 2012 and 2011. While the Company believes these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums, differ from the Company's estimates, the Company's results of operations could be impacted. As of December 2, 2012 and November 27, 2011, $4.2 million and $4.6 million of the recorded liability is included as a component of other accrued liabilities and $7.7 million and $7.6 million is included as a component of other noncurrent liabilities within the accompanying Consolidated Balance Sheets, respectively.

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

Share-Based Compensation

        Compensation expense for share-based compensation awards issued is based on the fair value of the award at the date of the grant, and compensation expense is recognized for those awards earned over the service period. Certain of the equity awards vest based upon the Company achieving certain Adjusted EBITDA performance targets. During the service period, management estimates whether or not the Adjusted EBITDA performance targets will be met in order to determine the vesting period for those awards and what amount of compensation cost should be recognized related to these awards. At the date of grant, we determine the fair value of the awards using the Black-Scholes option pricing formula, the trinomial lattice model or the closing price of the Company's common stock, as appropriate under the circumstances. Management estimates the period of time the employee will hold the option prior to exercise and the expected volatility of Sealy Corporation's stock, each of which impacts the fair value of the stock options. The fair value of restricted shares and restricted share units is based upon the closing price of the Company's common stock as of the grant date. We also estimate the amount of share-based awards that are expected to be forfeited based on the historical forfeiture rates experienced for our outstanding awards.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Share-Based Compensation

  Share-Based Payment Arrangements

        At December 2, 2012, the Company had share-based compensation plans as described below. Share-based compensation expense, related income tax benefits and cash received from the exercise of stock option awards, was as follows (in thousands):

	December 2, 2012	November 27, 2011	November 28, 2010
Stock option awards	$349	$1,344	$1,499
Restricted shares	—	444	667
Restricted share units	7,477	11,245	13,446
Directors' deferred stock compensation	291	210	251

Total share-based compensation	$8,117	$13,243	$15,863

Income tax benefits related to share-based compensation	2,326	4,353	6,150

Cash received from exercise of stock option awards	104	630	297

Intrinsic value of awards excercised or issued	7,370	7,789	10,594

Tax benefits realized upon exercise	2,889	3,045	4,107

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

        A summary of options outstanding under the 1998 Plan as of December 2, 2012, and the activity for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 27, 2011	1,508,275	$0.99
Exercised	(72,248)	0.36
Forfeited	(10,999)	2.57

Outstanding December 2, 2012 (all fully vested and exercisable)	1,425,028	$1.01
Weighted average remaining contractual term	1.3 years
Aggregate intrinsic value of in-the-money options at December 2, 2012 (in thousands)	$1,713

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

        As of December 2, 2012, there was $0.2 million of unrecognized compensation cost associated with stock option grants under the 2004 Plan. That cost is expected to be recognized over a weighted average period of 1.1 years. The Company valued these stock option grants using the trinomial lattice model. No options were granted in fiscal 2012, 2011 or 2010.

        A summary of options outstanding under the 2004 Plan as of December 2, 2012, and the activity for the year then ended, is presented below:

	Shares Subject to Options	Weighted Average Exercise Price Per Share
Outstanding November 27, 2011	5,394,364	$5.43
Exercised	(47,700)	$1.64
Forfeited	(115,684)	$5.54

Outstanding December 2, 2012	5,230,980	$5.46
Weighted average remaining contractual term	2.5 years
Aggregate intrinsic value of in-the-money options (in thousands)	$759
Exercisable at December 2, 2012	4,944,520
Weighted average remaining contractual term	2.6 years
Aggregate intrinsic value of in-the-money options (in thousands)	$759

  Restricted Shares and Restricted Share Unit Awards

        At December 2, 2012, the Company did not have any restricted shares outstanding. During fiscal 2011, the Company's remaining 97,324 restricted shares vested. Prior to their vesting, these restricted shares were considered to be non-vested shares, and had the same rights as the Company's outstanding common shares, including dividend participation rights, except that they could not be sold by the holder until the end of the vesting period. The restricted shares that vested were settled on a net basis which provided for the repurchase and cancellation of 41,315 shares as a means to cover the required minimum withholding tax payments. A total of 56,009 common shares were delivered to the holder of these awards. During fiscal 2010, 194,647 of the outstanding restricted shares vested. The restricted shares that vested were settled on a net basis which provided for the repurchase and

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Share-Based Compensation (Continued)

cancellation of 82,628 shares as a means to cover the required minimum withholding tax payments. A total of 112,019 common shares were delivered to the holder of these awards.

        At December 2, 2012, the Company has outstanding RSU awards of several types: 1) Time-based RSU awards accrete in the number of RSUs at an annual rate of 8% payable semi-annually until the RSUs are vested or forfeited and 2) Time-based awards that vest ratably over a three year period.

        During 2012, 2011 and 2010, the Company approved the following grants of time-based restricted stock units:

	2012	2011	2010
Number of awards granted	587,456	2,395,156	811,000
Weighted average grant date fair value	$1.85	$2.51	$2.98

        Only those RSU awards granted to the Company's directors contain dividend participation rights. As of December 2, 2012 there were 360,505 such awards outstanding. These awards have been considered to be participating securities for the purposes of computing the Company's earnings per share in accordance with the applicable authoritative guidance.

        A summary of restricted share unit awards outstanding as of December 2, 2012 and the activity for the year then ended, is presented below:

	Unvested Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding November 27, 2011	10,728,028	$2.16
Granted	587,456	1.85
Vested	(5,073,855)	2.06
Forfeited	(482,320)	1.48

Outstanding December 2, 2012	5,759,309	$2.25
Expected to vest, December 2, 2012	5,533,656	$2.26
Weighted average remaining vesting period	4.2 years

  Directors' Deferred Stock Compensation

        Under the Sealy Corporation Directors' Deferred Compensation Plan (the "Directors Plan"), the members of the Company's Board of Directors may make an annual election to receive their fees in the form of equity share units in lieu of cash. The number of units received is determined based on the number of shares that could be purchased with the directors' fees at the current fair value of the shares. Directors will receive additional units for shares that could be purchased with future dividends, if any. Following a director's departure from the board, but no sooner than six months thereafter, the director may receive payment for the balance of the deferred compensation share units. The form of payment, whether in shares of stock or in cash equivalent to the fair value of the shares at the time of payment, is at the discretion of the Company. The Company accounts for share units issued under the Directors Plan as equity awards, recognizing a charge against earnings for the expense associated with the Directors Plan, with a corresponding credit to additional paid-in capital. Share units issued following the adoption of the applicable authoritative guidance requiring the use of the fair value method are not adjusted for subsequent changes in the fair value of the underlying stock, although units outstanding at the date of adoption continue to be so adjusted. During fiscal 2012, 2011 and 2010,

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 2: Share-Based Compensation (Continued)

the Company recognized expense of $0.3 million, $0.2 million and $0.3 million, respectively, related to the Directors Plan. A summary of share units outstanding under the Sealy Corporation Directors' Deferred Compensation Plan as of December 2, 2012, and activity for the year then ended, is presented below:

	Share Units	Weighted Average Grant Date Fair Value
Outstanding November 27, 2011	516,983	$2.89
Granted	138,063	2.00

Outstanding December 2, 2012 (all fully vested at grant date)	655,046	$2.70

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

Note 4: Inventories

        The components of inventory as of December 2, 2012 and November 27, 2011 were as follows (in thousands):

	As of December 2, 2012	As of November 27, 2011
Raw materials	$33,114	$25,635
Work in process	20,132	26,056
Finished goods	19,118	5,311

	$72,364	$57,002

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 5: Assets Constructed on Behalf of the Company (Continued)

The Company has recorded $23.0 million and $24.2 million as of December 2, 2012 and November 27, 2011, respectively in buildings related to these facilities. The associated financial obligations are $40.0 million and $41.2 million as of December 2, 2012 and November 27, 2011, respectively in the Consolidated Balance Sheets. The recording of these assets is a non-cash item for the purposes of the Consolidated Statements of Cash Flow.

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

        No impairment of goodwill was identified related to the Company's reporting units during fiscal 2012, 2011 or 2010 related to goodwill. Accumulated goodwill impairment losses recorded as of December 2, 2012 and November 27, 2011 are $28.6 million.

        The changes in the carrying amount of goodwill for the years ended December 2, 2012 and November 27, 2011 are as follows (in thousands):

Balance as of November 28, 2010	$361,958
Decrease due to foreign currency translation	(932)

Balance as of November 27, 2011	$361,026
Additions due to acquisition of Comfort Revolution	357
Increase due to foreign currency translation	1,846

Balance as of December 2, 2012	$363,229

        The Company's intangible assets as of December 2, 2012 and November 27, 2011, consisted of the following:

	December 2, 2012			November 27, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Licenses	$4,615	$(4,615)	$—	$4,612	$(3,496)	$1,116	—
Trademarks	3,100	(73)	3,027	—	—	—	11.5
Intellectual property	3,300	(95)	3,205	—	—	—	9.5
Customer relationships	8,700	(223)	8,477	—	—	—	10.5

Total intangible assets	$19,715	$(5,005)	$14,710	$4,612	$(3,496)	$1,116	10.5

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 6: Goodwill and Other Intangible Assets (Continued)

        Amortization expense related to intangible assets was $0.7 million in fiscal 2012 and $0.3 million for fiscal 2011 and 2010, and has been recorded as a component of royalty income, net within the accompanying Consolidated Statements of Operations. Costs to renew or extend the term of a recognized intangible asset are expensed as incurred. The Company has the ability to extend the license outstanding for an additional term of five years after the completion of the initial term. The Company expects to recognize amortization expense relating to these intangibles of $1.4 million in each of the years from 2013 through 2017 and $7.5 million thereafter.

        The Company's fiscal 2012 annual evaluation for impairment of finite-lived intangible assets indicated a potential impairment of the Company's Bassett license due to significantly decreased sales of product attributable to this brand during the current year. As a result, the Company estimated the fair value of this license using an income approach. Based upon the comparison of its fair value and carrying value, an impairment charge of $0.8 million was recorded in fiscal 2012 to impair the entire remaining balance of this license. The Company did not record any impairment charges during fiscal 2011 or 2010 related to other intangible assets.

Note 7: Unconsolidated Affiliate Companies

        The Company is involved in a group of joint ventures to develop markets for Sealy branded products in Asia, New Zealand and India. Our ownership interest in these joint ventures is 50% and is accounted for under the equity method. Our net investment of $9.0 million and $9.8 million at December 2, 2012 and November 27, 2011, respectively, is recorded as a component of other assets including debt issuance costs, net within the Consolidated Balance Sheets. The Company's share of earnings for fiscal 2012, 2011 and 2010 is recorded in equity in earnings of unconsolidated affiliates.

        Summarized financial information for these joint ventures is as follows (in thousands):

	2012	2011
Current assets	$27,451	$25,627
Noncurrent assets	4,553	4,456
Current liabilities	16,432	12,223
Noncurrent liabilities	—	—

	2012	2011	2010
Revenues	$71,952	$55,925	44,946
Gross profit	45,668	35,949	27,481
Income from operations	12,863	8,173	8,372
Net income	10,350	6,742	6,898

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations

        Long term debt as of December 2, 2012 and November 27, 2011 consisted of the following (in thousands):

	December 2, 2012	November 27, 2011
Asset-based revolving credit facility	$—	$—
Senior notes	263,619	296,119
Convertible notes(1)	194,399	185,268
Senior subordinated notes	268,945	268,945
Financing obligations(2)	39,961	41,225
Other	2,642	324

	769,566	791,881
Less current portion	(4,045)	(1,584)

	$765,521	$790,297

(1)
Convertible notes includes accrued paid in kind interest of $6.8 million and $6.1 million for which the principal balance of the Convertible Notes had not yet been increased at December 2, 2012 and November 27, 2011, respectively.

(2)
Financing obligations are related to facilities in which the Company was involved in the construction that have been capitalized in accordance with the FASB's authoritative guidance on the effect of lessee involvement in asset construction. The related leases have terms ranging from 10 to 16 years.

        The Company's outstanding debt as of December 2, 2012 primarily consists of the following: 1) a senior secured asset-based revolving credit facility (the "Amended ABL Revolver") which is discussed further below; 2) $270.0 million in aggregate principal amount of Senior Notes, which bear interest at 10.875%; 3) $221.1 million in aggregate principal amount of senior secured convertible PIK notes due June 2016 which bear interest at 8.00% and are convertible into shares of the Company's common stock (the "Convertible Notes") and 4) $268.9 million aggregate principal amount of senior subordinated notes due June 2014, which bear interest at 8.25% per annum payable semi annually (the "2014 Notes").

  Debt Refinancing

        On May 9, 2012, the Company amended its existing senior secured asset-based revolving credit facility to extend the stated maturity of this facility until May 2017 and amend certain other provisions. In addition to the extension of the maturity date, the amendment to the facility provides for an increase in the available accordion feature on the facility which, if exercised and additional commitments are obtained, can increase the total principal amount to $150.0 million. Further, the amendment provides an adjustment to the interest margins which both reduced the margin rates and provides a feature through which they adjust based on the availability under the facility. In connection with this amendment, the Company incurred charges of $1.2 million which have been recorded as a component of deferred debt issuance costs, which, along with the remaining unamortized costs from the old facility, will be amortized over the remaining maturity of the agreement as a component of interest expense (See Note 1).

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

  Amended and Restated ABL Revolver

        The Company's Amended ABL Revolver provides for revolving credit financing of up to $100.0 million (or, if the accordion feature described above is exercised and additional commitments are obtained, $150.0 million), subject to borrowing base availability, and matures in May 2017. The borrowing base consists of the following: 1) 85% of the net amount of eligible accounts receivable and 2) the lesser of (i) 85% of the net orderly liquidation value of eligible inventory or (ii) 75% of the net amount of eligible inventory. These amounts are reduced by reserves deemed necessary by the security agents for the facility. Borrowings under the Amended ABL Revolver bear interest at the Company's choice of either a base rate (determined by reference to the highest of three rates as defined in the Amended ABL Revolver agreement) or a LIBOR rate for U.S. dollar deposits plus an applicable margin between 0.75% and 1.25% for base rate loans and 1.75% and 2.25% for LIBOR loans based on current availability. The Amended ABL Revolver also requires the Company to pay a commitment fee for the unused portion. As of December 2, 2012, there were no amounts outstanding under the Amended ABL Revolver. At December 2, 2012, the Company had approximately $50.7 million available under the Amended ABL Revolver which represents the calculated borrowing base reduced by outstanding letters of credit of $17.4 million.

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

        The Amended ABL Revolver agreement requires the Company to maintain a fixed charge coverage ratio in excess of 1.0 to 1.0 in periods of minimum availability under the facility where the availability for two consecutive calendar days is less than the greater of 1) 12.5% of the borrowing base under the Amended ABL Revolver and 2) $10.0 million. As of December 2, 2012, the Company was not in a minimum availability period under the Amended ABL Revolver.

        In accordance with FASB authoritative guidance, the Company will classify borrowings under its Amended ABL Revolver, which has a maturity date of more than one year from the balance sheet date, as a current liability since it includes both a lockbox arrangement and a subjective acceleration clause.

  Senior Notes

        On May 29, 2009, the Company issued $350.0 million aggregate principal amount of Senior Notes maturing April 2016 bearing interest at 10.875% per annum payable semi-annually in arrears on April 15 and October 15. The total proceeds received by the Company from the issuance of these notes was $335.9 million, resulting in an original issue discount ("OID") of $14.1 million which is based on an imputed interest rate of 11.75%. This discount will be accreted using the effective interest method over the life of the agreement with the related expense recognized as a component of interest expense in the Consolidated Statement of Operations. For fiscal 2012, 2011 and 2010, the Company recognized additional interest expense of $1.6 million, $1.5 million and $1.4 million, respectively related to the accretion of the OID. The Senior Notes rank equally in right of payment with all of the Company's existing and future senior indebtedness, including amounts outstanding under the Amended ABL

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

Revolver and the Convertible Notes and senior in right of payment to any existing and future subordinated indebtedness, including the 2014 Notes. The obligations under the Senior Notes are guaranteed by the Company and all of its current and future domestic subsidiaries, and are also secured by substantially all of the assets of the Company and the assets of its current and future domestic subsidiaries through a first-priority security interest in substantially all of the Company's material real property and equipment and all other assets of its current and future domestic subsidiaries that secure the Senior Notes on a first-priority basis, and a second-priority security interest in the accounts receivable, inventory, cash, related general intangibles and instruments and proceeds of the foregoing.

        On May 20, 2012, December 21, 2011 and May 27, 2011, the Company redeemed $10.0 million, $25.0 million and $10.0 million, respectively, of the principal amount of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes, plus accrued and unpaid interest to the redemption date. In connection with the repurchases, the Company recognized the following charges which were recorded as a component of refinancing and extinguishment of debt in the Condensed Consolidated Statements of Operations for the nine months ended:

	December 2, 2012	November 27, 2011
Premium paid to repurchase the notes	$1,050	$300
Write-off of related debt issuance costs and original issue discount	1,862	643

        The Senior Notes are governed by an indenture which calls for the Company to offer to repurchase the notes at a price equal to 101% of the outstanding principal amount in the event of a change in control as defined in the indenture. Further, during any twelve month period commencing on the date of issuance, the Company will be entitled to redeem up to 10% of the aggregate principal amount of the Senior Notes at a redemption price equal to 103% plus accrued and unpaid interest. After April 15, 2012, the Senior Notes are subject to redemption by the Company at 30 to 60 days' notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon, to the applicable redemption date, if redeemed during the twelve month period beginning on April 15 of each of the years indicated below:

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

        There have been no conversions of Convertible Notes into shares in fiscal 2012, 2011 or 2010.

        The Convertible Notes rank equally in right of payment with all of the Company's existing and future senior indebtedness, including amounts outstanding under the Amended ABL Revolver and the Senior Notes, and senior in right of payment to any existing and future subordinated indebtedness, including the existing 2014 Notes. The Convertible Notes are also secured by a third-priority lien on all of the collateral securing the Amended ABL Revolver and the Senior Notes which liens will be effectively junior to the senior priority liens securing the Senior Notes and the Amended ABL Revolver.

        The Company accounts for the PIK interest on the Convertible Notes in accordance with the applicable FASB authoritative guidance pertaining to convertible instruments and derivative financial instruments indexed to, and potentially settled in, a company's own stock. This guidance requires an allocation of a portion of the issuance amount to an embedded beneficial conversion feature based on the difference between the effective conversion price of the convertible debt and the fair value of the underlying common stock. Upon the January 15, 2012 interest payment date, the fair value of the underlying common stock was $1.87. Therefore, a beneficial conversion feature was recognized for 87% of the total PIK interest payment. Upon the July 15, 2012 interest payment date, the fair value of the underlying common stock was $1.90. Therefore, a beneficial conversion feature was recognized for 90% of the total PIK interest payment. Upon the January 15th and July 15th interest payment dates in fiscal 2011 and 2010, the fair value of the underlying common stock was more than double the conversion price of the Convertible Notes. Therefore, a beneficial conversion feature was recognized for the entire amount of the PIK interest payment as follows:

	December 2, 2012	November 27, 2011	November 28, 2010
	(in thousands)
January 15	$7,114	$7,563	$6,991
July 15	7,654	7,864	7,271

	$14,768	$15,427	$14,262

        The outstanding balance of the Convertible Notes at December 2, 2012 was $194.4 million which includes accrued but unpaid interest as well as the total of the unamortized beneficial conversion features of $33.6 million which are recognized as a discount to the outstanding principal amount. These discounts have been reflected as a reduction of the balance of the Convertible Notes with an offsetting increase to additional paid-in capital. The recognized discounts will be accreted through interest expense over the remaining term of the Convertible Notes using the effective interest method.

  Senior Subordinated Notes

        The outstanding 2014 Notes consist of a $268.9 million aggregate principal amount maturing June 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. The 2014 Notes rank junior to all of the Company's existing and future senior indebtedness and secured indebtedness, including any borrowings under the senior secured credit facilities. The 2014 Notes are guaranteed by all of the Company's domestic subsidiaries.

        The 2014 Notes are governed by an indenture which calls for the Company to offer prepayment of the notes at a price equal to 101% of the outstanding principal amount in the event of a change in

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 8: Long Term Obligations (Continued)

control as defined in the indenture. The 2014 Notes are subject to redemption at 30 to 60 days' notice at a redemption price of 100% of the principal amount, plus accrued and unpaid interest thereon and Special Interest, if any, to the applicable redemption date.

        The Company may also from time to time repurchase outstanding 2014 Notes on the open market for the purpose of retiring such notes as allowed under the restrictions provided by the Company's other credit agreements and note indentures. No such repurchases were made during fiscal 2012, 2011 or 2010.

  Other Information

        The indentures and agreements governing the Amended ABL Revolver, Senior Notes, Convertible Notes and the 2014 Notes also impose certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. For instance, the agreement governing Sealy Mattress Company's Amended ABL Revolver contains restrictions on the ability of Sealy Corporation's subsidiaries to pay dividends or make other distributions to Sealy Corporation subject to specified exceptions including the satisfaction of a minimum fixed charge coverage ratio and average daily availability levels. Likewise, under the indentures governing our Senior Notes and the 2014 Notes, we are restricted from paying dividends or making other distributions to Sealy Corporation unless we are able to satisfy certain requirements or use an available exception from the limitation. As of December 2, 2012, Sealy Mattress Company is restricted in distributing the net assets of its subsidiaries in the amount of $221.4 million to its parent due to the provisions in its long-term debt agreements. However, $30.0 million would be available for distribution without restriction. At December 2, 2012, the Company was in compliance with the covenants contained within the related note indentures and agreements.

        The Company's net weighted average borrowing cost was 11.6%, 11.1% and 10.7% for fiscal 2012, 2011 and 2010, respectively. At December 2, 2012, the annual scheduled maturities of the principal amounts of long term obligations were as follows (in thousands):

2013	$4,045
2014	270,774
2015	1,961
2016	460,158
2017	2,449
Thereafter	30,179

$769,566

        The obligations recorded as a result of lessee involvement during the asset construction period is included in the above table of scheduled maturities. The interest component of these payments not included above is $19.3 million.

        As discussed further in Note 26, the Company has entered into a Merger Agreement with Tempur-Pedic pursuant to which a wholly-owned subsidiary of Tempur-Pedic will merge with and into the Company, resulting in the Company becoming a subsidiary of Tempur-Pedic. As part of the transaction it is anticipated that the Company's outstanding senior and subordinated notes will also be redeemed in accordance with the provisions of the related note indentures pursuant to the call redemption prices set forth above of 108.156% and 100%, respectively, plus accrued and unpaid interest.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 9: Commitments

  Leases

        The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual operating lease commitments at December 2, 2012 (in thousands):

Fiscal Year
2013	$16,324
2014	14,130
2015	12,367
2016	11,101
2017	11,109
Thereafter	23,471

$88,502

        Rental expense charged to operations is as follows:

	Year Ended Dec. 2, 2012	Year Ended Nov. 27, 2011	Year Ended Nov. 28, 2010
	(in thousands)
Minimum rentals	$17,637	$17,158	$17,184
Contingent rentals (based upon delivery equipment mileage)	2,489	1,952	2,006

	$20,126	$19,110	$19,190

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

  Severance Obligations

        The Company has employment agreements with certain of its executive officers and key employees which, among other things, provide severance benefits to those employees. During fiscal 2012, 2011 and 2010, certain executive officers of the Company resigned. In accordance with their employment agreements and Company policy, certain benefits are to be paid to these executive officers in connection with their resignation. Additionally, during these years, the Company terminated other employees who were also entitled to severance benefits. In connection with the resignation of executive officers and the termination of the other employees, the Company recorded charges related to severance obligations due to these individuals. Severance costs of $0.8 million, $0.5 million and $2.4 million for fiscal 2012, 2011 and 2010, respectively, were recorded as a component of operating income within the accompanying Consolidated Statements of Operations. Severance benefits of $0.3 million and $0.1 million have been accrued as of December 2, 2012 and November 27, 2011, respectively as a component of accrued compensation within the accompanying Consolidated Balance Sheet.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 10: Fair Value Measurements

        For assets and liabilities measured at fair value on a recurring basis during the period, the Company uses an income approach to value the assets and liabilities for outstanding derivative contracts, which include foreign currency forward and option contracts and diesel swap contracts discussed in Note 11 below. These contracts are valued using an income approach which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing interest rates and foreign currency spot and forward rates. The Company mitigates derivative credit risk by transacting with highly rated counterparties. The Company has evaluated the credit and non-performance risks associated with its derivative counterparties and believed them to be insignificant at December 2, 2012.

        The following table provides a summary of the fair value of assets and liabilities (in thousands):

		Fair Value Measurements at December 2, 2012 Using
	December 2, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$18	$—	$18	$—
Foreign exchange and commodity derivative liabilities	(268)	—	(268)	—

Total	$(250)	$—	$(250)	$—

		Fair Value Measurements at November 27, 2011 Using
	November 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange and commodity derivative assets	$1,379	$—	$1,379	$—
Foreign exchange and commodity derivative liabilities	(34)	—	(34)	—
Embedded foreign currency derivative in lease agreement	56	—	—	56

Total	$1,401	$—	$1,345	$56

        Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The fair value of long term debt which is valued using Level 1 inputs based on quoted market prices, at December 2, 2012 was as follows (in thousands):

Senior Secured Notes	$294,300
Convertible Notes	519,111
Senior Subordinated Notes	271,312

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 11: Derivative Instruments and Hedging Strategies

        The Company uses hedging contracts to manage the risk of its overall exposure to foreign currency and commodity price changes. All of the Company's designated hedging instruments are considered to be cash flow hedges.

Foreign Currency Exposure

        The Company is exposed to foreign currency risk related to purchases of materials made in a foreign currency. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward and option contracts. The Company designates certain of these forward contract hedges as hedging instruments and enters into some forward and option contracts that are considered to be economic hedges which are not designated as hedging instruments. Whether designated or undesignated, these forward and option contracts protect against the change in value of forecasted foreign currency cash flows resulting from payments in a foreign currency. The fair values of foreign currency agreements are estimated as described in Note 8, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. Details of the specific instruments used by the Company to hedge its exposure to foreign currency fluctuations follow:

        At December 2, 2012, the Company had outstanding 26 forward foreign currency contracts to sell Canadian dollars and receive a total of $15.0 million US dollars at specified exchange rates with expiration dates ranging from December 2012 through August 2013. These foreign currency contracts were entered into to protect against the fluctuation in the Canadian subsidiary's US dollar denominated purchases of raw materials. The Company has formally designated these contracts as cash flow hedges, and they are expected to be highly effective in offsetting fluctuations in the forecasted purchases of these raw materials and equipment related to changes in the foreign currency exchange rates.

        The Company also enters into forward foreign currency contracts that are not designated as hedges for accounting purposes. The changes in fair value of these foreign currency hedges are included as a part of selling, general and administrative expenses in the Consolidated Statements of Operations. As of December 2, 2012, the Company did not have any outstanding foreign currency contracts that were not designated as hedges for accounting purposes.

        The maximum length of time over which the Company is hedging its exposure to the reduction in value of forecasted foreign currency cash flows through foreign currency forward agreements is through August 2013. Over the next twelve months, the Company expects to reclassify $0.2 million of deferred gains from accumulated other comprehensive income to cost of goods sold as related forecasted foreign currency payments are made.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 11: Derivative Instruments and Hedging Strategies (Continued)

        At December 2, 2012, the Company had outstanding 15 fixed price swap contracts to purchase 1.4 million gallons of diesel fuel at specified prices from December 2012 through October 2013. Since these contracts were not formally designated as cash flow hedges, the $0.1 million change in fair value is recorded as a component of selling, general and administrative expense in the Consolidated Statements of Operation. The Company's hedging activity for diesel fuel purchases for the fiscal years ended November 27, 2011 and November 28, 2010 was not material.

        At December 2, 2012 and November 27, 2011, the only outstanding derivatives of significance were the Company's foreign exchange derivative instruments. The fair value carrying amount of these instruments was recorded as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	December 2, 2012		December 2, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$(268)

Total derivatives designated as hedging instruments		—		(268)

Derivatives not designated as hedging instruments
Commodity fixed price swap contracts	Other current assets	18	Other current liabilities	—

Total derivatives not designated as hedging instruments		18		—

Total derivatives		$18		$(268)

	Asset Derivatives		Liability Derivatives
	November 27, 2011		November 27, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,368	Other current liabilities	$(34)

Total derivatives designated as hedging instruments		1,368		(34)

Total derivatives		$1,368		$(34)

        The effect of derivative instruments on the Consolidated Statement of Operations for fiscal 2012 and 2011 was not significant.

Note 12: Acquisitions and Dispositions

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

        The consolidated statements of operations include the results of Comfort Revolution since the date of acquisition through September 30, 2012. The assets acquired and liabilities assumed through this acquisition have been recorded at preliminary estimates of fair value based on information currently available and on current assumptions as to the future operations of Comfort Revolution. The Company will recognize additional assets or liabilities if new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period will not exceed one year from the acquisition date. These preliminary estimates are subject to change upon the completion of the acquisition accounting.

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

        Between the acquisition date and September 30, 2012, Comfort Revolution recognized revenues and a net loss of $3.4 million and $2.2 million, respectively. During fiscal 2012, we incurred acquisition related costs for Comfort Revolution of $0.7 million which have been recorded as a component of selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

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

        In connection with the sale of the Company's European manufacturing operations, the Company made certain guarantees with respect to the existence of liabilities and deficiencies related to assets as of the closing date that were not reflected in the European business' financial statements as of the closing date. Further, certain guarantees were made with respect to losses or damages incurred by the purchaser related to any misrepresentations or warranties made by the Company, outstanding disputes or judicial proceedings. Such guarantees are limited to an aggregate amount of €1.8 million ($2.3 million) under the terms of the contract. During fiscal 2012, the Company settled certain outstanding claims related to these guarantees for €1.8 million ($2.3 million).

        During fiscal 2011, the Company recognized additional expenses related to the disposition of its European manufacturing operations which were primarily related to services rendered in connection with the disposition. There are no remaining assets or liabilities recorded as of December 2, 2012 related to the European manufacturing operations.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 13: Discontinued Operations (Continued)

  Brazilian Operations

        In November 2010, management ceased manufacturing operations in Brazil. Concurrently, the Company entered into a license agreement with a third party to sell Sealy product in certain regions of this market. Additionally, the Company entered into a lease agreement with another third party to lease the manufacturing facility and related equipment. The property that will continue to be leased is not considered part of discontinued operations. See Note 22 for further details surrounding certain terms of the leasing arrangement.

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

        During fiscal 2012, 2011, and 2010, the Company continued the liquidation of certain of its assets related to its Brazil operations. The charges related to these activities were recorded as a component of discontinued operations. The remaining current assets and liabilities of the Brazilian operations reflected within the Consolidated Balance Sheet at December 2, 2012 were immaterial.

  Total Discontinued Operations

        The operating results of the discontinued operations in total are summarized below (in thousands):

	December 2, 2012	November 27, 2011	November 28, 2010
Net sales	$—	$—	$101,105
Loss before income taxes(a)	(769)	(2,116)	(36,679)
Income tax provision (benefit)	—	(135)	(679)

Loss from operations of discontinued operations	(769)	(1,981)	(36,000)
Loss on disposition of business	(1,193)	(2,251)	(2,399)

Loss from discontinued operations	$(1,962)	$(4,232)	$(38,399)

(a)
Loss before income taxes for fiscal 2010 includes a $23.0 million impairment charge related to the assets of the Company's European manufacturing operations.

Note 14: Refinancing and Extinguishment of Debt

        Expenses related to refinancing and extinguishment of debt included non-cash charges of $1.9 million, $0.6 million and $2.7 million for fiscal 2012, 2011 and 2010, respectively, related to the write-off of debt issuance costs and original issue discount associated with the redemption of the Senior Notes that were repurchased during each of these fiscal years. The Company also recognized cash charges of $1.1 million, $0.3 million and $1.1 million for fiscal 2012, 2011 and 2010, respectively, which represent the premiums that were paid to repurchase these notes. See Note 8 for further details.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax provision (benefit) consists of:

	Year Ended
	December 2, 2012	November 27, 2011	November 28, 2010
	(in thousands)
Current:
Federal	$1,245	$(8,892)	$97
International	11,286	10,862	15,168
State and local	(1,629)	229	2,102

	10,902	2,199	17,367
Deferred:
Federal	(2,112)	2,495	1,975
International	3,088	366	(1,164)
State and local	670	(956)	310

	1,646	1,905	1,121

Total tax expense	$12,548	$4,104	$18,488

        Earnings before income taxes consisted of the following:

	Year Ended
	December 2, 2012	November 27, 2011	November 28, 2010
	(in thousands)
United States	$(26,977)	$(37,941)	$(133)
International	35,135	33,018	39,670

	$8,158	$(4,923)	$39,537

        The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year Ended
	December 2, 2012	November 27, 2011	November 28, 2010
	(in thousands)
Income tax expense computed at statutory rates
Federal income tax expense	$2,855	$(1,723)	$13,838
State and local income taxes, net of federal tax benefit	236	(607)	1,783
Country mix impacts of foreign operations	(3,115)	(2,358)	524
Withholding taxes	4,534	1,842	—
Change in valuation allowance on deferred tax assets	(87)	(441)	(911)
Effect of non deductible meals and entertainment	469	368	322
Non-deductible paid-in-kind interest	8,365	7,145	5,040
Income tax reserve adjustments	(687)	(83)	(671)
Foreign dividends	1,305	—	—
Officers compensation	1,033	—	—
Domestic production activities deduction	(479)	—	—
Foreign tax credit	(2,187)	—	—
Other items, net	306	(39)	(1,437)

Total income tax expense	$12,548	$4,104	$18,488

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

        Unrecognized tax benefit adjustments result from a reduction in the income tax reserve as a result of the elimination of certain federal and state tax exposures during fiscal 2012 and 2011 due to the expiration of the statute of limitations.

        Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

	2012		2011
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$6,100	$7,599	$6,550	$8,667
Allowance for doubtful accounts	3,163	—	4,939	—
Plant shutdown, idle facilities, and environmental costs	276	353	350	394
Tax credit and loss carryforward benefit	271	20,646	1,399	23,459
Accrued warranty reserve	3,338	2,657	2,560	2,316
Other accrued reserves	762	—	475	—
Property, plant and equipment	842	(16,299)	780	(18,133)
Intangible assets	293	(8,778)	(327)	(9,075)
Debt financing costs	—	585	—	789
Pension obligation	—	8,170	—	6,313
Cash discounts	7,083	—	5,325	—
Inventory	2,062	—	1,620	—
All other	(582)	1,849	1,952	1,187

	23,608	16,782	25,623	15,917

Valuation allowance	(5,029)	(12,930)	(4,274)	(14,694)

	$18,579	$3,852	$21,349	$1,223

        The fiscal 2012 and 2011 current and noncurrent deferred tax asset (liability), above, include amounts that are recorded in other current liabilities and noncurrent assets on the consolidated balance sheets, as appropriate.

        The Company had a valuation allowance against certain deferred tax assets of $18.0 million at December 2, 2012 and $19.0 million at November 27, 2011, primarily reflecting uncertainties regarding utilization of loss carryforward benefits in certain foreign and state jurisdictions.

        At December 2, 2012, the Company had unused tax affected state net operating loss and tax credit benefits of $7.4 million generally expiring from 2012 through 2028. There is a valuation allowance of $7.4 million against the amount of these tax affected benefits as the Company, at this time, expects that portion to expire unused.

        During fiscal 2012, we identified an opportunity to utilize favorable tax attributes to efficiently repatriate approximately $51.0 million of foreign earnings to the U.S. from our foreign subsidiaries. Such repatriation of foreign cash is expected to occur in the first quarter of fiscal 2013 and allows us more flexibility in the redemption of our outstanding debt in the U.S. As a result of this decision, we recognized $4.4 million of additional income tax expense during fiscal 2012 including $3.0 million of deferred tax liabilities on a portion of our undistributed earnings from foreign operations for which no provision for U.S. federal and/or state income tax and foreign withholding tax had previously been made. A provision has not been made for U.S. or foreign taxes on the remaining undistributed earnings of foreign subsidiaries considered indefinitely invested.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(in thousands)
Unrecognized tax benefits, beginning of year	$13,922	$14,770
Gross increases—tax positions related to the current year	1,608	1,737
Gross increases—tax positions related to the prior year	—	76
Gross decreases—tax positions related to the current year	—	—
Gross decreases—tax positions related to the prior year	(1)	(208)
Decreases for lapses in statutes of limitations	(1,487)	(2,256)
Decreases for settlements with taxing authorities	(1,742)	(197)

Unrecognized tax benefits, end of year	$12,300	$13,922

Net change	($1,622)	($848)

        As of December 2, 2012, $4.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Additional interest and penalties, recorded as a component of income tax expense during fiscal 2012 and 2011, were as follows:

	2012	2011
	(in thousands)
Additional (reduction in) interest, net	16	15
Additional (reduction in) penalties	(396)	(281)

        Accrued interest and penalties related to the Company's uncertain tax positions recognized in the Consolidated Balance Sheets are as follows:

	2012	2011
	(in thousands)
Accrued interest	3,707	3,691
Accrued penalties	1,495	1,891

        The Company expects the liability for uncertain tax positions to decrease by $0.8 million within the succeeding twelve months due to expiration of income tax statute of limitations.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that its liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. The Company may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax provision (benefit) entirely in the period in which they are identified. While the Company is currently undergoing examinations of certain of its corporate income tax returns by tax authorities, no issues related to these reserves have been presented to the Company and the Company has not been informed that such audits will result in an assessment or payment of taxes related to these positions during the one year period following

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 15: Income Taxes (Continued)

December 2, 2012. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

        Federal years open to examination are fiscal year 2004 and forward. State and international jurisdictions remain open to examination for various years from fiscal year 2000 and forward.

Note 16: Retirement Plans

  Defined Contribution Plans

        Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's Board of Directors) are set aside in trust for retirement benefits. Profit sharing expense was $6.6 million for the year ended December 2, 2012 and $4.5 million for each of the years ended November 27, 2011 and November 28, 2010, respectively.

  Company Pension Plans

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

        Pension plan assets consist of investments in various equity and fixed income mutual funds as well as money market mutual funds. The long-term rate of return for the plans is based on the weighted average of the plans' investment allocation and the historical returns for those asset categories. Because future compensation levels are not a factor in these plans' benefit formula, the accumulated benefit obligation is approximately equal to the projected benefit obligation as reported below. The discount rate is based on the returns on long-term bonds in the private sector and incorporates a long-term inflation rate. Summarized information for the plans follows:

  Expenses and Status

        Components of net periodic pension cost for employees included in the Consolidated Statements of Operations were as follows:

	2012	2011	2010
	(in thousands)
Service cost	$942	$788	$1,258
Interest cost	1,537	1,454	1,713
Expected return on assets	(1,588)	(1,447)	(1,246)
Amortization of unrecognized net loss	821	524	498
Amortization of unrecognized prior service cost	151	167	226

Total net periodic pension cost	1,863	1,486	2,449
Less: Net periodic pension cost of discontinued operations	—	—	(506)

Net periodic pension cost	$1,863	$1,486	$1,943

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

        The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income were:

	2012	2011	2010
	(in thousands)
Net loss	$6,102	$5,585	$1,179
Amortization of prior service cost	(151)	(167)	(169)
Amortization of net loss	(821)	(524)	(498)

Total recognized in other comprehensive income	$5,130	$4,894	$512

        The following assumptions, calculated on a weighted-average basis, were used to determine pension costs for the Company's pension plans:

	2012	2011	2010
Settlement (discount) rate(a)	4.72%	5.48%	5.70%
Expected long term return on plan assets	7.38%	7.85%	7.85%
Weighted average rate of increase in future compensation levels	0.00%	0.00%	0.00%

(a)
Due to current economic differences in the interest rates in the jurisdictions of the retirement plans, the discount rates used in fiscal 2012 to determine the expenses for the United States retirement plan and Canadian retirement plan were 4.75% and 4.45%, respectively.

  Obligations and Funded Status

        The measurement date for all of the Company's pension plans is the date of the fiscal year end. The funded status of the pension plans as of December 2, 2012 and November 27, 2011, was as follows:

	2012	2011
	(in thousands)
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$32,525	$26,580
Service cost	942	788
Interest cost	1,537	1,454
Plan changes	—	127
Actuarial losses	6,869	4,687
Benefits paid	(703)	(705)
Expenses paid	(334)	(302)
Foreign currency exchange rate changes	176	(104)

Projected benefit obligation at end of year	$41,012	$32,525

Change in Plan Assets:
Fair value of plan assets at beginning of year	$21,161	$17,905
Actual return on assets	2,354	551
Employer contribution	1,890	3,787
Benefits paid	(703)	(705)
Expenses paid	(334)	(302)
Foreign currency exchange rate changes	140	(75)

Fair value of plan assets at end of year	$24,508	$21,161

Funded status	$(16,504)	$(11,364)

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

	2012	2011
	(in thousands)
Amounts Recognized in the Consolidated Balance Sheets:
Noncurrent portion of benefit liability	$(16,504)	$(11,364)
Accumulated other comprehensive income	22,281	17,060

Net amount recognized as of fiscal year end	$5,777	$5,696

Accumulated Benefit Obligation and Fair Value of Assets:
Accumulated benefit obligation	$(41,012)	$(32,525)
Projected benefit obligation	(41,012)	(32,525)
Fair value of assets	24,508	21,161

Unfunded projected benefit obligation	$(16,504)	$(11,364)

	2012	2011
	(in thousands)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net loss	$21,033	$15,687
Prior service credit	1,248	1,373

Net amount recognized as of fiscal year end	$22,281	$17,060

        The following assumptions, calculated on a weighted-average basis, were used to determine benefit obligations for the Company's pension plans as of December 2, 2012 and November 27, 2011:

	2012	2011	2010
Settlement (discount) rate(a)	4.00%	4.72%	5.48%
Expected long term return on plan assets	6.93%	7.85%	7.85%
Weighted average rate of increase in future compensation levels	0.00%	0.00%	0.00%

(a)
The discount rates used in fiscal 2012 to determine the benefit obligations for the United States retirement plan and Canadian retirement plan were both 4.00%.

        The amounts in accumulated other comprehensive income/(loss) that are expected to be recognized as components of net income during the next year are as follows:

Amortization of net loss	$1,089
Amortization of prior service cost	145

  Plan Contributions and Expected Benefit Payments

        During fiscal 2013, we expect to contribute $2.8 million to our pension plans from available cash and equivalents. The following table presents estimated future benefit payments:

Fiscal 2013	$665
Fiscal 2014	715
Fiscal 2015	790
Fiscal 2016	895
Fiscal 2017	991
Fiscal 2018 - Fiscal 2022	7,268

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

  Pension Plan Asset Information

        Investment Objective and Strategies.    Our investment objectives are to minimize the volatility of the value of our pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2012 Target	2012 Actual	2011 Actual
Allocation of plan assets:
Equity securities	60.00%	60.37%	80.24%
Debt securities	40.00%	36.40%	16.71%
Other	0.00%	3.23%	3.05%

Total plan assets	100.00%	100.00%	100.00%

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

        Expected Long-Term Return on Plan Assets.    The expected long-term return assumption at December 2, 2012 was 7.50% for the United States retirement plan and 6.25% for the Canadian plan. The expected long-term return assumption is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. The assumption considers various sources, primarily inputs from advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.

        The investments in plan assets primarily consist of mutual funds and money market funds. Investments in mutual funds and money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The fair value of the Company's pension benefit plan assets at December 2, 2012 by asset category was as follows:

	December 2, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Equity
Mutual funds—U.S. companies	$10,053	$—	$10,053	$—
Mutual funds—International companies	4,734	—	4,734	—

Total equity funds	14,787	—	14,787	—
Mutual funds—fixed income	8,797	—	8,797	—
Money market funds	924	—	924	—

Total	$24,508	$—	$24,508	$—

	November 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Equity
Mutual funds—U.S. companies	$7,322	$—	$7,322	$—
Mutual funds—International companies	9,552	—	9,552	—

Total equity funds	16,874	—	16,874	—
Mutual funds—fixed income	3,632	—	3,632	—
Money market funds	655	—	655	—

Total	$21,161	$—	$21,161	$—

Multi-Employer Benefit Plans

        Approximately 68% of our domestic employees are represented by various labor unions with separate collective bargaining agreements. As of December 2, 2012, our domestic and international manufacturing plants employed 859 and 486 employees, respectively, who were covered under collective

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 16: Retirement Plans (Continued)

bargaining agreements expiring within one year. Hourly employees working at ten of the Company's domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company's domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees received medical, dental, vision, prescription and disability coverage. The Company's cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions was as follows (in thousands):

	2012	2011	2010
Multi-employer retirement plan expense	$5,092	$5,284	$4,779
Multi-employer health and welfare plan expense	$3,098	$3,089	$2,755

        The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects: 1) Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; 2) If a participating employer ceases its contributions to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be borne by the remaining participant employers; 3) If the Company withdraws from the multi-employer pension plans in which it participates, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan. As discussed in Note 25, the Company expects to incur a withdrawal liability of $1.8 million related to the relocation of its Portland, Oregon manufacturing facility.

        The following table presents information regarding the multi-employer pension plans that are significant to the Company:

		Pension Protection Act Zone Status(1)			Contributions of Sealy Corporation
									Expiration Date of Collective Bargaining Agreement
	EIN/Pension Plan Number			FIP/RP Status Pending/ Implemented(2)				Surcharge Imposed(3)
Pension Fund		2012	2011		2012	2011	2010
					(in thousands)
United Furniture Workers Pension Fund A(4)	13-5511877-001	Red	Red	Implemented	$1,117	$1,546	$890	Yes, 10%	2013 and 2014
Pension Plan of the National Retirement Fund(4)	13-6130178-001	Red	Red	Implemented	$890	927	1,039	Yes, 10%	2013

(1)
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan's current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65%. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. The zone status is based on the plan's year end rather than the Company's. The zone status listed above is based on information that the Company received from the plan and is certified by the plan's actuary for the most recent year available.

(2)
Funding Improvement Plan or Rehabilitation Plan as defined in the Employment Retirement Security Act of 1974 has been implemented or is pending.

(3)
Indicates whether the Company paid a surcharge to the plan in the most current year due to funding shortfalls and the amount of the surcharge.

(4)
The Company was not listed in the plan's Form 5500 as providing more than 5% of the total contributions for the most recent plan year available.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 17: Redeemable Noncontrolling Interest

        The Company is party to a put and call arrangement with respect to the common securities that represent the 55% noncontrolling interest from the acquisition of Comfort Revolution. The call arrangement may be exercised by the Company upon the fifth anniversary of the acquisition date. Likewise, the put arrangement may be exercised by the CR Member upon the sixth anniversary of the acquisition date. The redemption value of both the put and the call arrangement is equal to 7.5 times earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in the related LLC agreement, of Comfort Revolution for the preceding 12 months, adjusted for net debt outstanding and multiplied by the 55% ownership interest held by the CR Member. Due to the existing put and call arrangements, the noncontrolling interest is considered to be redeemable in accordance with the related authoritative accounting guidance and is recorded on the balance sheet as a redeemable noncontrolling interest outside of permanent equity. The redeemable noncontrolling interest is recognized at the higher of 1) the accumulated earnings associated with the noncontrolling interest or 2) the redemption value as of the balance sheet date. At December 2, 2012, the redeemable noncontrolling interest was recorded based on the fair value upon acquisition and the accumulated losses of Comfort Revolution since the acquisition date. The redemption amount as of December 2, 2012 is an insignificant amount.

        A reconciliation of redeemable noncontrolling interests for the year ended December 2, 2012 is as follows (in thousands):

Balance, beginning of period	$—
Acquisition of redeemable noncontrolling interest	12,222
Net loss attributable to noncontrolling interest	(1,187)

Balance, end of period	$11,035

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 18: Summary of Interim Financial Information (Unaudited)

        Quarterly financial data for the years ended December 2, 2012 and November 27, 2011, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share and per share data)
2012:
Net sales	$312,290	$312,031	$365,434	$358,115
Gross profit	122,375	127,020	148,205	141,907
Income (loss) from continuing operations	1,606	2,815	110	(3,746)
Loss from discontinued operations	(370)	(1,137)	(307)	(148)
Net loss attributable to noncontrolling interest	—	—	91	1,096
Net income (loss) attributable to common shareholders	1,236	1,678	(106)	(2,798)
Earnings per share—Basic
Income (loss) from continuing operations	0.02	0.03	—	(0.03)
Loss from discontinued operations	—	(0.01)	—	—

Earnings (loss) attributable to common shareholders	0.02	0.02	—	(0.03)
Earnings per share—Diluted
Income (loss) from continuing operations	0.01	0.03	—	(0.03)
Loss from discontinued operations	—	(0.01)	—	—

Earnings (loss) attributable to common shareholders	0.01	0.02	—	(0.03)
2011:
Net sales	$305,529	$321,296	$334,067	$269,259
Gross profit	118,504	125,074	137,000	98,124
Income from continuing operations	130	750	7,489	(14,025)
Loss from discontinued operations	(1,032)	(1,127)	(891)	(1,182)
Net income (loss)	(902)	(377)	6,598	(15,207)
Earnings per share—Basic
Income from continuing operations	—	0.01	0.07	(0.14)
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)

Earnings (loss)	(0.01)	—	0.07	(0.15)
Earnings per share—Diluted
Income from continuing operations	—	0.01	0.04	(0.14)
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)

Earnings (loss)	(0.01)	—	0.04	(0.15)

Note 19: Accumulated Other Comprehensive Income

        Comprehensive (loss) income includes net income, foreign currency translation adjustments, net accumulated derivative gains and losses on cash flow hedges not yet realized and changes in actuarial losses and prior service credits for defined benefit pension liabilities. The following table provides the

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 19: Accumulated Other Comprehensive Income (Continued)

components of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets (in thousands):

	December 2, 2012	November 27, 2011
Unrealized gain (loss) on cash flow hedges, net of tax of $(104) and $519, respectively	$(164)	$815
Unrealized actuarial loss and prior service credit for pension liability, net of tax of $8,616 and $6,623, respectively	(13,666)	(10,438)
Accumulated foreign currency translation adjustment	17,193	9,114

	$3,363	$(509)

Note 20: Contingencies

  Product Warranty Claims

        During fiscal 2012, the Company identified a manufacturing defect with respect to certain of its foundation units that were sold to certain customers during the 2008 through 2011 fiscal years. The Company plans to repair or replace these defective foundation units and is expected to incur costs of $1.6 million related to the replacement products, and charges for transportation and labor. This expense was recorded as a component of cost of goods sold in the accompanying Condensed Consolidated Statement of Operations.

  Legal Proceedings

        On July 19, 2012, a purported shareholder of the Company filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the members of the Company's Board of Directors (the "Board"), styled Plourde, v. Rogers et al., Civ. Action No. 7709-VCP. The complaint alleges that the Board and certain executive officers had breached their fiduciary duty to the Company from at least April 2009 through the present by acting in the interests of Kohlberg Kravis & Roberts & Co. L.P. ("KKR"), the Company's largest shareholder, instead of in the interests of the Company. The complaint alleges that the Board allowed the Company to pay unreasonable fees to KKR's in-house consulting firm, caused the Company to make misstatements and omissions about its financial results and relationship with KKR, and changed director and officer compensation arrangements to align with KKR's interests. The complaint alleges that three of the current members of the Board are directly affiliated with KKR, and that other Board members are not independent. The complaint seeks unspecified damages and asserts against the Board claims for: (1) breach of the duty of candor/disclosure, (2) breach of the duty to oversee the Company, and (3) gross mismanagement. On January 29, 2013, the Delaware Court of Chancery granted a Notice and Order of Dismissal submitted by the plaintiff, which dismissed without prejudice this derivative case.

        Six purported class action lawsuits have been filed relating to the Merger. One suit was filed in North Carolina state court and five were filed in the Delaware Court of Chancery by purported stockholders of the Company against the Company, the Company's directors, the Silver Lightning Merger Company ("Sub"), and Tempur-Pedic. Justewicz v. Sealy Corp., et al. ("North Carolina Action")

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 20: Contingencies (Continued)

was filed on October 3, 2012, in the General Court of Justice, Superior Court Division in North Carolina ("North Carolina Court"). On November 13, 2012, the Delaware Court of Chancery consolidated all five Delaware actions into a single action, now styled as In re Sealy Corporation Shareholder Litigation ("Delaware Action"). Plaintiff in the North Carolina Action and plaintiffs in the Delaware Action allege, among other things, that the defendants have breached their fiduciary duties to the Company's stockholders and that the Company, Sub and Tempur-Pedic aided and abetted the Company's directors' alleged breach of fiduciary duties. The complaints also claim that the Merger Consideration is inadequate, that the Merger Agreement contains unfair deal protection provisions, that the Company's directors are subject to conflicts of interests, and that the Preliminary Information Statement filed by the Company on October 30, 2012, omits material information concerning the negotiation process leading to the proposed transaction and the valuation of the Company.

        On October 12, 2012, plaintiff in the North Carolina Action brought a Motion for Expedited Discovery and for a Hearing and Briefing Schedule on Plaintiff's Motion for a Preliminary Injunction. On October 24, 2012, defendants in the North Carolina Action brought a Motion to Stay the North Carolina Action in favor of the Delaware Action. On November 7, 2012, the North Carolina Action plaintiff amended his complaint to add allegations claiming that the Preliminary Information Statement filed by the Company on October 30, 2012, did not provide sufficient information. Following briefing and a hearing on November 8, 2012, the North Carolina Court stayed the North Carolina Action.

        On November 19, 2012, plaintiffs in the Delaware Action filed a consolidated amended complaint, a motion for expedited proceedings, and a motion for a preliminary injunction.

        The Company believes that the allegations in these lawsuits are entirely without merit. On January 22, 2013, solely to avoid the burden, expense and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Delaware Action entered into a memorandum of understanding setting forth an agreement-in-principle providing for a settlement of the Delaware Action (the "Proposed Settlement"). In connection with the Proposed Settlement, the Company agreed to include certain supplemental disclosures in an amended information statement. The Proposed Settlement provides for the release of all claims by Company stockholders concerning the Merger Agreement, the Merger, and the disclosures made in connection with the Merger, including all claims that were asserted or could have been asserted in the Delaware Action and the North Carolina Action. The Proposed Settlement does not provide for the payment of additional monetary consideration to Company stockholders and the Proposed Settlement does not affect the rights of any Company stockholder to seek appraisal pursuant to Section 262 of the Delaware General Corporation Law. The Proposed Settlement is subject to definitive documentation and approval by the Delaware Court of Chancery.

        In March 2012, Hernandez et al v. Sealy Mattress Manufacturing Co. was filed in Superior Court in California with respect to some allegations of improper wage and hour calculations in accordance with California state law. The Company is vigorously defending this lawsuit and it is too early to determine a potential liability related to this action as there has been little discovery and the matter has not yet been presented for class certification.

  Environmental

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 20: Contingencies (Continued)

and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. Previously, we removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of December 2, 2012 for $1.6 million ($2.0 million prior to discounting at 4.75%) associated with this remediation project.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company identified cadmium in the ground water at the site and removed the contaminated soil and rock from the site during fiscal 2007. In December 2012, the Company received from the Connecticut Department of Energy and Environmental Protection approval of the Company's closure report for the upper parcel of the Company's Oakville, Connecticut site. The Company has recorded a liability of approximately $0.1 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

        While the Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material effect on the financial position or future operations of the Company; however, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material adverse effect.

        In 1998, the Company sold an inactive facility located in Putnam, Connecticut. During 2012, the Company received a letter from the attorney for the current owner of that property claiming that Sealy may have some responsibility for an environmental condition on the property. The Company has requested additional information on this matter and is awaiting receipt of that information.

        During fiscal 2010, the Company was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, the Company's exposure is expected to be limited. At December 2, 2012, the Company had recorded a reserve of $1.0 million related to the expected requirement to pay certain sales tax, fees and penalties associated with this assessment as a component of accrued expenses.

        As of December 2, 2012, the Company had been notified of several outstanding contingencies related to the disposition of its European operations in fiscal 2010. See Note 13 for further details.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 21: Segment and Geographic Information and Product Related Information

        The Company's segments are identified based on the Company's organizational structure which is organized around geographic areas. The segments are able to be aggregated for reporting purposes based on similar economic characteristics in accordance with applicable authoritative literature surrounding segment presentation.

  Domestic Revenue by Product

        The Company produces sleep sets across a range of technologies, including innerspring, latex foam and visco-elastic "memory foam". The U.S. mattress industry groups these products in categories based on innerspring and specialty technologies. The products for international locations are aggregated as they are substantially similar and the international markets do not have similar product categorization. In the domestic market the Company's net revenue by product type for fiscal year 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010
Net sales—Domestic innerspring bedding	$887,956	$852,352	$861,001
Net sales—Domestic specialty bedding	121,059	81,448	69,928

Total bedding sales	1,009,015	933,800	930,929
Other revenue(1)	27,418	18,608	20,177

Net sales	$1,036,433	$952,409	$951,106

(1)
Other revenue includes external sales of Comfort Revolution and the Company's components and U.S. latex businesses.

  Geographical Information

        Net sales to external customers by geographic area are as follows (in thousands):

	Fiscal year
	2012	2011	2010
United States	$1,036,433	$952,409	$951,106
Canada	198,714	182,350	185,706
Other International	112,723	95,392	82,659

Total	$1,347,870	$1,230,151	$1,219,471

Total International	$311,437	$277,742	$268,365

        Long lived assets (principally property, plant and equipment) outside the United States were $35.2 million and $35.4 million as of December 2, 2012 and November 27, 2011, respectively.

Note 22: Leasing Activities

        In connection with the exit of the manufacturing operations in Brazil, the Company entered into a lease arrangement for its former manufacturing facility and related equipment. The leased assets have a cost basis and carrying value of $5.0 million and $1.9 million, respectively as of December 2, 2012.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 22: Leasing Activities (Continued)

        The following is a schedule of minimum future rental income at December 2, 2012 (in thousands):

Fiscal Year
2013	$886
2014	886
2015	886
2016	886
2017	886
Thereafter	4,539

$8,969

        The provisions of this lease include an option to purchase the manufacturing facility and related equipment for a total of $15.0 million, net of lease payments received.

Note 23: Related Party Transactions

        During fiscal 2012, the Company incurred costs for consulting services rendered by KKR (who controlled approximately 44.7% of our issued and outstanding common stock at December 2, 2012) and Capstone Consulting LLC (a consulting company that works exclusively with KKR's portfolio companies) of $0.5 million. The Company also participates in a lease arrangement with a KKR affiliate for our Clarion facility for a six month term with additional six month renewal options available. We received lease income on this property of an insignificant amount during fiscal 2012.

        Sealy Holding LLC, an affiliate of KKR, holds an aggregate amount of $118.7 million of the Company's Convertible Notes. In connection with the PIK interest payment on the Convertible Notes on January 15, 2012 and July 15, 2012, the par value of the notes held by KKR was increased by $4.4 million and $4.6 million, respectively.

        During fiscal 2012, the Company's joint ventures declared a distribution of $6.5 million which has been reflected as a reduction of the investment in these joint ventures in the accompanying Consolidated Balance Sheet as of December 2, 2012. During fiscal 2012, the Company also earned $0.9 million in licensing fees from the Company's joint ventures.

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

        In connection with the PIK interest payment on the Convertible Notes on January 15, 2010 and July 15, 2010, the par value of the notes held by KKR was increased by $3.8 million and $3.9 million, respectively.

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

        During fiscal 2010, interest expense of $5.1 million has been recorded related to KKR Financial LLC's portion of the outstanding Senior Notes. At November 28, 2010, $4.5 million of this amount has been paid and $0.6 million remains accrued. These notes were no longer held by KKR Financial at November 27, 2011.

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 24: Earnings Per Share

        Basic and diluted earnings/(loss) per share were computed using the following:

	December 2, 2012	November 27, 2011	November 28, 2010
	(in thousands)
Numerator:
Net income (loss) from continuing operations, as reported	$1,972	$(5,656)	$24,660
Net income (loss) attributable to participating securities	(6)	10	(57)
Interest on convertible notes	—	—	16,109

Net income (loss) from continuing operations attributable to common shareholders	$1,966	$(5,646)	$40,712

Denominator:
Denominator for basic earnings per share—weighted average shares	102,470	99,261	95,934
Effect of dilutive securities:
Convertible debt	—	—	183,615
Stock options	449	—	1,087
Restricted share units	5,640	—	8,865
Other	592	—	356

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	109,151	99,261	289,857

        For fiscal 2012, 4,084 options and share units (in thousands) were not included in the computation of diluted earnings per share because their impact is antidilutive. Additionally, for fiscal 2012, a weighted average 214,808 shares (in thousands) of the outstanding Convertible Notes were excluded from the computation of diluted earnings per share since their inclusion would be antidilutive. Since the Company reported a net loss for fiscal 2011, the 222,622 outstanding options to purchase common stock, restricted shares, share units and rights for Convertible Notes (in thousands) are considered antidilutive and are not included in the calculation of diluted earnings per share. Options and share units not included in the calculation of diluted earnings per share because their impact is antidilutive (in thousands) for fiscal 2010 are 4,927.

        As of December 2, 2012, November 27, 2011 and November 28, 2010, the Company's capital stock consists of voting Class A common stock, par value $0.01 per share ("Class A Common"). The Board of Directors of the Company is authorized to issue preferred stock, par value $0.01 per share, with such designations and other terms as may be stated in the resolutions providing for the issue of any such preferred stock adopted from time to time by the Board of Directors.

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 24: Earnings Per Share (Continued)

        On February 19, 2007, the Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100 million of the Company's common stock. The Company has repurchased $16.3 million under this program as of December 2, 2012, all of which were repurchased in fiscal 2007.

Note 25: Restructuring Activities

        During fiscal 2012, the Company recognized pre-tax restructuring charges of $2.4 million related to the planned move of its manufacturing facility in Portland, Oregon to a new location in Lacey, Washington. The Company did not recognize any such charges during fiscal 2011 and fiscal 2010.

        In the fourth quarter of fiscal 2012, management made the decision to relocate its manufacturing facility in Portland, Oregon to a new location in Lacey, Washington in order to realize operational cost savings in the new location. Closure of this facility is expected to occur in early fiscal 2013 and is expected to result in the elimination or relocation of approximately 145 positions. The following table summarizes the charges recognized by the Company and the related restructuring liabilities balance (included as a component of other accrued liabilities within the accompanying Consolidated Balance Sheets) as of December 2, 2012 related to this restructuring activity.

	2012 Restructuring Activities
	Liabilities November 27, 2011	Charges to Expense	Cash Payments	Non-cash Utilized	Liabilities December 2, 2012
	(in thousands)
Severance and employee benefits	$—	$621	$—	$—	$621
Multi-employer pension withdrawal liability	—	1,800	—	—	1,800

Total	$—	$2,421	$—	$—	$2,421

        The Company expects to incur additional restructuring charges related to this activity of approximately $1.7 million, principally in the form of relocation costs, which are expected to be recorded in the first and second quarters of fiscal 2013, after which time the plan should be complete.

Note 26: Merger Agreement with Tempur-Pedic International

        On September 26, 2012, the Company entered into a Merger Agreement with Tempur-Pedic pursuant to which a wholly-owned subsidiary of Tempur-Pedic will merge with and into the Company, resulting in the Company becoming a subsidiary of Tempur-Pedic. In connection with the Merger, each share of the Company's common stock issued and outstanding immediately prior to the Merger will be converted into the right to receive $2.20 per share in cash. As part of the transaction, it is anticipated that the Company's outstanding senior and subordinated notes will also be redeemed in accordance with the provisions of the related note indentures.

        Completion of the Merger is subject to several conditions, including (i) the adoption of the Merger Agreement by the affirmative vote or written consent of the holders of at least a majority of the outstanding shares of the Company's common stock which occurred when holders of greater than a majority of the Company's outstanding shares of common stock delivered a written consent on September 26, 2012; (ii) the expiration or termination of the applicable waiting period under the

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 26: Merger Agreement with Tempur-Pedic International (Continued)

Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act"); (iii) the clearance by the SEC of an information statement of the type contemplated by Rule 14c-2 promulgated under the Exchange Act related to the Merger and Merger Agreement, which after clearance must be sent to stockholders of the Company at least 20 days prior to the merger; (iv) the absence of a material adverse effect on the Company; and (v) other customary closing conditions.

        The Merger Agreement may be terminated by either the Company or Tempur-Pedic if the Merger has not been consummated by June 26, 2013 (subject to certain extensions) or if a court or other governmental entity of competent jurisdiction issues a final, non-appealable order permanently restraining, enjoining or otherwise prohibiting the Merger. In addition, among other things, Tempur-Pedic may, but is not required to, terminate the Merger Agreement if the Company enters into, or publicly proposes to enter into, an agreement relating to the acquisition by a third party of greater than 20% of the stock of the Company or greater than 20% of the consolidated assets or revenues of the Company and its subsidiaries. In case of such termination, Tempur-Pedic would be entitled to a break-up fee of $25.0 million. In addition, in certain circumstances when the Merger Agreement is terminated and upon such termination the applicable waiting period under the HSR Act has not expired or been terminated, Tempur-Pedic will be required to pay a reverse termination fee of either $90.0 million or $40.0 million to the Company, depending on the circumstances of such termination.

Note 27: Subsequent Event

        On January 10, 2013, the Company redeemed $35.0 million of its outstanding Senior Notes at a redemption price of 103% of the principal amount of the notes or $36.1 million, plus accrued and unpaid interest to the redemption date of $0.9. In connection with the redemption, the Company also recognized charges of $1.1 million related to the premium paid to redeem the notes and $1.6 million related to the write-off of related debt issuance costs and original issue discount.

Note 28: Guarantor/Non-Guarantor Financial Information

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

SEALY CORPORATION

Notes To Consolidated Financial Statements (Continued)

Note 28: Guarantor/Non-Guarantor Financial Information (Continued)

        The following supplemental condensed consolidating financial statements present:

          1.     Condensed consolidating balance sheets as of December 2, 2012 and November 27, 2011 and condensed consolidating statements of operations and cash flows for the fiscal years ended December 2, 2012, November 27, 2011 and November 28, 2010.

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

        There are no material contingencies, guarantees or redeemable stock requirements outstanding pertaining to Sealy Corporation as a standalone entity. The long-term obligations recorded on the separate company financial statements for Sealy Corporation presented below relate to the Company's Convertible Notes, the terms of which are further discussed in Note 8. Sealy Corporation has not received cash dividends from any of its subsidiaries or its equity method investees during the fiscal years ended December 2, 2012, November 27, 2011 and November 28, 2010.

SEALY CORPORATION

Supplemental Condensed Consolidating Balance Sheets

December 2, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$155	$—	$237	$42,391	$85,371	$—	$128,154
Accounts receivable, net	—	—	45	83,043	69,531	—	152,619
Inventories	—	—	1,545	55,760	15,218	(159)	72,364
Other current assets and deferred income taxes	2,867	—	432	45,488	4,150	—	52,937

Total current assets	3,022	—	2,259	226,682	174,270	(159)	406,074
Property, plant and equipment, at cost	—	—	10,509	374,522	38,975	—	424,006
Less accumulated depreciation	—	—	(6,273)	(231,037)	(22,673)	—	(259,983)

	—	—	4,236	143,485	16,302	—	164,023
Other assets:
Goodwill	—	—	24,741	301,942	36,546	—	363,229
Intangible assets, net	—	—	—	—	14,710	—	14,710
Net investment in subsidiaries	—	221,350	373,737	282,728	—	(877,815)	—
Due from (to) affiliates	328,968	—	529,218	—	—	(858,186)	—
Debt issuance costs, net and other assets	—	—	20,084	17,379	19,846	—	57,309

	328,968	221,350	947,780	602,049	71,102	(1,736,001)	435,248

Total assets	$331,990	$221,350	$954,275	$972,216	$261,674	$(1,736,160)	$1,005,345

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion—long-term obligations	$—	$—	$—	$1,483	$2,562	$—	$4,045
Accounts payable	—	—	242	69,700	30,854	—	100,796
Accrued customer incentives and advertising	—	—	—	24,421	10,243	—	34,664
Accrued compensation	—	—	385	27,917	4,763	—	33,065
Accrued interest	—	—	1,304	13,180	—	—	14,484
Other accrued liabilities	6	—	3,699	26,886	5,322	—	35,913
Deferred income tax liabilities	—	—	—	—	3,000	—	3,000

Total current liabilities	6	—	5,630	163,587	56,744	—	225,967
Long-term obligations	194,399	—	726,963	38,516	42	(194,399)	765,521
Investments in subsidiaries	195,558	—	—	—	—	(195,558)	—
Due to affiliates	—	416,908	—	100,740	145,584	(663,232)	—
Other liabilities	—	—	—	53,075	7,174	—	60,249
Deferred income tax liabilities	(453)	—	332	121	93	—	93
Redeemable noncontrolling interest	—	—	—	—	11,035	—	11,035
Stockholders' equity (deficit)	(57,520)	(195,558)	221,350	616,177	41,002	(682,971)	(57,520)

Total liabilities and stockholders' equity (deficit)	$331,990	$221,350	$954,275	$972,216	$261,674	$(1,736,160)	$1,005,345

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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Operations

Year Ended December 2, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$93,342	$959,245	$308,174	$(12,891)	$1,347,870
Cost and expenses:
Cost of goods sold	—	—	50,812	585,906	184,535	(12,890)	808,363
Selling, general and administrative	—	—	10,495	357,600	86,950	—	455,045
Asset impairment loss	—	—	—	827	—	—	827
Amortization expense	—	—	—	289	389	—	678
Restructuring expenses	—	—	—	2,421	—	—	2,421
Royalty (income) expense, net	—	—	—	(20,070)	—	—	(20,070)

Income from operations	—	—	32,035	32,272	36,300	(1)	100,606
Interest expense	—	318	84,996	2,455	1,536	—	89,305
Refinancing and extinguishment of debt	—	—	3,748	—	—	—	3,748
Other (income) expense, net	—	—	45	(13)	(637)	—	(605)
Loss (income) from equity investees	2,648	2,330	(3)	—	—	(4,975)	—
Loss (income) from non- guarantor equity investees	—	—	—	(24,258)	—	24,258	—
Capital charge and intercompany interest allocation	(307)	—	(52,804)	50,634	2,477	—	—

Income (loss) before income taxes	(2,341)	(2,648)	(3,947)	3,454	32,924	(19,284)	8,158
Income tax provision (benefit)	(2,351)	—	(1,617)	3,450	13,066	—	12,548
Equity in earnings of unconsolidated affiliates	—	—	—	—	5,175	—	5,175

Income (loss) from continuing operations	10	(2,648)	(2,330)	4	25,033	(19,284)	785
Loss from discontinued operations	—	—	—	—	(1,962)	—	(1,962)

Net income (loss)	10	(2,648)	(2,330)	4	23,071	(19,284)	(1,177)

Net loss attributable to noncontrolling interests	—	—	—	—	1,187	—	1,187

Net income (loss) attributable to common shareholders	$10	$(2,648)	$(2,330)	$4	$24,258	$(19,284)	$10

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

SEALY CORPORATION

Supplemental Condensed Consolidating Statements of Cash Flows

Year Ended December 2, 2012

(in thousands)

	Sealy Corporation	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$34,050	$20,374	$27,684	$—	$82,108

Investing activities:
Purchase of property, plant and equipment	—	—	(554)	(11,892)	(3,468)	—	(15,914)
Proceeds from the sale of property, plant, and equipment	—	—	90	2,057	236	—	2,383
Acquisition of Comfort Revolution	—	—	—	—	159	—	159
Advances to Comfort Revolution	—	—	(7,833)	—	—	—	(7,833)
Net activity in investment in and advances from (to) subsidiaries and affiliates	(1,604)	—	2,319	(14,000)	13,285	—	—

Net cash provided by (used in) investing activities	(1,604)	—	(5,978)	(23,835)	10,212	—	(21,205)
Financing activities:
Equity received upon exercise of stock including related excess tax benefits	104	—	—	—	—	—	104
Repurchase of common stock	—	—	—	(3,059)	—	—	(3,059)
Proceeds from issuance of long term obligations	—	—	—	—	5,236	—	5,236
Repayments of long-term obligations	—	—	—	(1,259)	(10,187)	—	(11,446)
Repayment of senior secured notes	—	—	(36,050)	—	—	—	(36,050)
Borrowings under revolving credit facilities	—	—	29,000	—	—	—	29,000
Repayments of revolving credit facilities	—	—	(29,000)	—	—	—	(29,000)
Debt issuance costs	—	—	(908)	—	—	—	(908)
Other	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	104	—	(36,958)	(4,318)	(4,951)	—	(46,123)

Effect of exchange rate changes on cash	—	—	—	—	5,399	—	5,399

Change in cash and equivalents	(1,500)	—	(8,886)	(7,779)	38,344	—	20,179
Cash and equivalents:
Beginning of period	1,655	—	9,123	50,170	47,027	—	107,975

End of period	$155	$—	$237	$42,391	$85,371	$—	$128,154

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, identified in connection with the foregoing evaluation that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Deloitte & Touche LLP has audited our internal control over financial reporting as of December 2, 2012 and issued their attestation report; their attestation report is included in this Item 9A.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Corporation
Trinity, North Carolina

        We have audited the internal control over financial reporting of Sealy Corporation and subsidiaries (the "Company") as of December 2, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 2, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 2, 2012 of the Company and our report dated February 4, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 4, 2013

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Name	Age	Position
Lawrence J. Rogers	64	President and Chief Executive Officer
Jeffrey C. Ackerman	49	Executive Vice President and Chief Financial Officer
G. Michael Hofmann	54	Executive Vice President of Operations, North America
Louis R. Bachicha	56	Executive Vice President of Sales
Jodi L. Allen	44	Senior Vice President, Chief Marketing Officer
Carmen J. Dabiero	57	Senior Vice President, Human Resources
Michael Q. Murray	49	Senior Vice President, General Counsel and Secretary

        The present principal occupations and recent employment history of each of the executive officers and key employees listed above is as follows:

        Lawrence J. Rogers.    Mr. Rogers, age 64, was appointed President and Chief Executive Officer effective July 22, 2008. Prior to this appointment, Mr. Rogers served as Interim Chief Executive Officer of the Company since March 12, 2008. From December 2006 through March 2008, Mr. Rogers served as President, North America. Prior to that, Mr. Rogers was President, Sealy International. Since joining us in 1979, Mr. Rogers has served in numerous other capacities within our operations, including President of Sealy of Canada.

        Jeffrey C. Ackerman.    Mr. Ackerman, age 49, has been Executive Vice President and Chief Financial Officer since joining us in January 2006. From 1997 until joining us, Mr. Ackerman was a Vice President, Finance with Dade Behring, Inc., a medical diagnostics company. From 1989 to 1997, he served in a variety of finance roles at the Frito-Lay branded snacks division of PepsiCo Inc.

        G. Michael Hofmann.    Mr. Hofmann, age 54, has been Executive Vice President of Operations, North America since December 15, 2006. Prior to that Mr. Hofmann was Senior Vice President, Operations since October 2002. From 1982 until joining our company, Mr. Hofmann was with Hill-Rom Company (a subsidiary of Hillenbrand Industries), a medical equipment company, serving as its Vice President, Global Engineering from 2001 through 2002, and its Vice President and General Manager, Europe Capital Business Unit from 1995 through 2000. In 2008, Hillenbrand split into two different companies. Hill-Rom is now traded as HRC on the New York Stock Exchange.

        Louis R. Bachicha.    Mr. Bachicha, age 56, has been Executive Vice President of Sales since February of 2008. Prior to that, Mr. Bachicha served as Vice President/Chief Operating Officer of Sealy of Canada. Since joining us in 1984, Mr. Bachicha has served in numerous other capacities with our operations including Vice President Sales—Eastern Region.

        Jodi Allen.    Ms. Allen, age 44, has been Senior Vice President, Chief Marketing Officer since September 2009. From 1995 until joining our company in September 2009, Ms. Allen was with Whirlpool Corp., a worldwide manufacturer of home appliances, serving in various roles in marketing, financial and general management but most recently as General Manager of Whirlpool's dishwasher business in North America.

        Carmen Dabiero.    Mr. Dabiero, age 57, has been Senior Vice President, Human Resources since March 2009. Mr. Dabiero joined us in November 1995 and has served in numerous other capacities within our Human Resources Department.

        Michael Q. Murray.    Mr. Murray, age 49, has been Senior Vice President, General Counsel and Secretary since August 2009. Mr. Murray joined us in 1999, serving in several positions in our Legal Department.

        Information concerning the Board of Directors of the Company, our nominations process, the members of the Company's Audit Committee, the Company's Audit Committee Financial Expert, and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 is incorporated by reference to the sections entitled "Election of Directors," "Corporate Governance and Related Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the "Proxy Statement").

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 2, 2012 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may make equity grants is the Sealy Corporation 2004 Stock Option Plan (the "2004 Plan") that was approved by the Board of Directors and the Company's Shareholders on April 6, 2004. The 2004 Plan was intended to replace the Sealy Corporation 1998 Stock Option Plan (the "1998 Plan"). Since the 2004 Plan was approved, no further grants have been made under the 1998 Plan except in connection with the modification of awards outstanding under the 1998 Plan in fiscal 2009. This modification was made to give effect to the dilution caused by the issuance of the rights for the Convertible Notes.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	13,068,864	$4.51 per share	14,062,962	(2)

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

(2)
These are shares which were available for grant as of December 2, 2012 under the 2004 Plan pursuant to which the compensation committee of the Board of Directors may make various share-based awards including grants of cash and cashless exercise stock options, restricted share awards, restricted share units, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the compensation committee of our Board of Directors or certain of the committee's designees. There are 40,190,000 shares of our Class A common stock available for grant under the 2004 Plan. If stock awards granted under the 2004 Plan are forfeited or otherwise terminated, then the shares underlying that grant will become available for a subsequent grant under the 2004 Plan. To the extent shares underlying forfeited or otherwise terminated options have become available for subsequent grants as of December 2, 2012, they are included in the table as available for grant.

        Additional information required by this Item 12 is incorporated herein by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation" in the Company's Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item 13 is incorporated herein by reference to Note 23 of the accompanying Consolidated Financial Statements included in Item 8 of this 10-K and the sections entitled "Certain Relationships and Related Party Transactions" and "Director Independence" in the Company's Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated herein by reference to the section entitled "Audit Committee Report and Audit Fees" in the Company's Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        Documents filed as a part of the report:

  (1)
  Financial Statements.

  Consolidated Balance Sheets at December 2, 2012 and November 27, 2011.

  Consolidated Statements of Operations for the years ended December 2, 2012, November 27, 2011, and November 28, 2010.

  Consolidated Statements of Stockholders' Deficit for the years ended December 2, 2012, November 27, 2011, and November 28, 2010.

  Consolidated Statements of Cash Flows for the years ended December 2, 2012, November 27, 2011, and November 28, 2010.

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
2.2
First Amendment to the Agreement and Plan of Merger, dated April 5, 2004, by and between Sealy Corporation and Sealy Acquisition Corp. (incorporated herein by reference to Exhibit 2.2 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed April 15, 2004) (Sealy Corporation agrees to furnish a copy of any omitted schedules or similar supplements to the SEC upon request)
2.3
Agreement and Plan of Merger, dated as of September 26, 2012, among Tempur-Pedic International, Inc., Silver Lightning Merger Company and Sealy Corporation (incorporated by reference to Exhibit 2.1 to Sealy Corporation's Current Report on Form 8-K filed on September 27, 2012).
2.4
Letter Agreement, dated as of September 26, 2012, between Sealy Holding, LLC and Tempur-Pedic International, Inc. (incorporated by reference to Exhibit 2.1 to Sealy Corporation's Current Report on Form 8-K filed on September 27, 2012).
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

Exhibit Number	Description of Exhibit
*10.17	Amendment No. 1 to the Sealy Corporation 1998 Stock Option Plan adopted October 26, 2007 (incorporated herein by reference to Exhibit 10.38 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 2, 2007 (File No. 1-8738) filed January 31, 2008)
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

Exhibit Number	Description of Exhibit
*10.37	Amended and Restated Sealy Corporation Bonus Plan dated April 14, 2010 (incorporated herein by reference to Exhibit 10.43 to Sealy Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended May 30, 2010 (File No. 1-8738) filed on June 29, 2010)
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
10.44
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
†31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
†31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
†32.1	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit Number	Description of Exhibit
†101.1	The following financial information from Sealy Corporation's Annual Report on Form 10-K for the year ended December 2, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the years ended December 2, 2012, November 27, 2011 and November 28, 2010, (ii) the Condensed Consolidated Balance Sheets as of December 2, 2012 and November 27, 2011, (iii) the Condensed Consolidated Statement of Stockholders' Deficit for the years ended December 2, 2012, November 27, 2011 and November 28, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the years ended December 2, 2012, November 27, 2011 and November 28, 2010 and (v) the Notes to the Condensed Consolidated Financial Statements.

*
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

†
Filed herewith.

 Schedule I—Consolidated Valuation and Qualifying Accounts

	Fiscal Year
	2012(1)		2011(1)		2010(1)
Allowance for doubtful accounts
Balance beginning of period	$14,150		$13,904		$15,381
Charged to costs and expenses	400		2,263		2,276
Charged to other accounts	—		—		—
Deductions	4,983	(2)	2,017	(2)	3,753	(2)
Balance at end of period	$9,567		$14,150		$13,904
Reserve for discounts and returns
Balance beginning of period	$15,953		$11,908		$11,294
Charged to costs and expenses	15,217		14,636		11,300
Charged to other accounts	—		—		—
Deductions	10,778	(3)	10,591	(3)	10,686	(3)
Balance at end of period	$20,392		$15,953		$11,908
Deferred tax asset valuation
Balance beginning of period	$18,968		$19,970		$34,252
Charged to costs and expenses	274		(84)		(911)
Charged to other accounts	(1,283)		(918)		104
Deductions	—		—		13,475
Balance at end of period	$17,959		$18,968		$19,970

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

Date: February 4, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LAWRENCE J. ROGERS Lawrence J. Rogers	President and Chief Executive Officer (Principal Executive Officer)	February 4, 2013
/s/ JEFFREY C. ACKERMAN Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	February 4, 2013
/s/ SIMON BROWN Simon Brown	Director	February 4, 2013
/s/ DEBORAH G. ELLINGER Deborah G. Ellinger	Director	February 4, 2013
/s/ JAMES W. JOHNSTON James W. Johnston	Director	February 4, 2013
/s/ GARY E. MORIN Gary E. Morin	Director	February 4, 2013
/s/ DEAN B. NELSON Dean B. Nelson	Director	February 4, 2013
/s/ PAUL NORRIS Paul Norris	Director	February 4, 2013
/s/ JOHN B. REPLOGLE John B. Replogle	Director	February 4, 2013
/s/ RICHARD W. ROEDEL Richard W. Roedel	Director	February 4, 2013

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Mine Safety Disclosures
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
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets December 2, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Balance Sheets November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Year Ended December 2, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Year Ended November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Operations Year Ended November 28, 2010 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Year Ended December 2, 2012 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Year Ended November 27, 2011 (in thousands)
SEALY CORPORATION Supplemental Condensed Consolidating Statements of Cash Flows Year Ended November 28, 2010 (in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
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