Form 10-K/A
period 2012-12-02
SEALY CORP
filed 2013-03-29
CIK 748015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code (336) 861-3500

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of March 25, 2013 was $0.

The number of shares of the registrant’s common stock outstanding as of March 25, 2013 is approximately: 100.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Sealy Corporation (hereinafter referred to as the” Company”, “Sealy”, “we”, “our”, or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 2, 2012 (the Original Filing), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 4, 2013, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because our definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing.  This Amendment amends and restates in its entirety Item 15 of the Original Filing.  Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above.  The reference on the cover of the Original Filing to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors of Sealy

Simon E. Brown.  Mr. Brown, age 42, has been with Kohlberg, Kravis Roberts & Co. L.P (“KKR”) since 2003. He currently heads KKR’s Consumer Products & Services team in North America. Prior to joining KKR, Mr. Brown’s experience in the private equity industry included working at: Madison Dearborn Partners, Thomas H. Lee Company and Morgan Stanley Capital Partners. He holds a B.Com, First Class Honours, from Queen’s University and an M.B.A. with High Distinction from Harvard Business School, where he was a Baker Scholar and a John Loeb Fellow. Mr. Brown has served on the Board of Directors of the Nielsen Company, which measures and provides information on media consumption and Del Monte Foods, a food and pet products company, each since 2011. He previously served on Sealy’s Board of Directors during 2004 and 2005 and rejoined our Board of Directors in November 2010.

Key Qualifications—Mr. Brown, as a result of his current position as head of KKR’s Consumer Products & Services team in North America, has an extensive background in dealing with the opportunities and challenges facing consumer product companies. He has broad knowledge of Sealy from his involvement with the Company in 2004 and 2005. As a result of his experience working in the private equity business with a wide range of companies, he also brings to our board valuable insight into company management and financial issues.

Deborah G. Ellinger.  Ms. Ellinger, age 54, is Chairman and CEO of The Princeton Review, a private education services company. She has held this position since 2012, when she teamed up with Charlesbank Partners to invest in the company. She is also President of Ellinger Enterprises, a consulting and investment company that works with Private Equity firms, and has held this position since 2004. Deborah was the president of Restoration Hardware in 2009, and from 2004 to 2008 held several positions, including Chief Executive Officer, at Wellness Pet Food. She was an executive vice president of CVS Pharmacy, the largest pharmacy health care provider in the United States, from 2001 to 2003. She has also been a senior vice president of Staples, a partner at The Boston Consulting Group, and began her career with Mellon Financial Corporation. Ms. Ellinger also serves on the Board of Directors of National Life Group, a financial services holding company with subsidiaries in life insurance and asset management, since 2007, and iRobot Corp., a maker of consumer and military robots, since 2011. Ms. Ellinger qualified as a Barrister-at-Law in London, as a member of the Inner Temple, and holds an MA and BA in Law and Mathematics from the University of Cambridge in England. She has been a director of our company since September 2010.

Key Qualifications—Ms. Ellinger brings to our board firsthand experience in successfully leading and managing several significant consumer products and retailing companies. She has a broad background including experience in general management, strategy, business development and law. Her significant knowledge in consumer products and retailing provides valuable insights for our board.

James W. Johnston.  Mr. Johnston, age 66, has been President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company, since 1996. Mr. Johnston was Vice Chairman of RJR Nabisco, Inc., a diversified manufacturer of consumer products, from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. (“Reynolds”) from 1989 to 1995, Chairman of Reynolds from 1995 to 1996 and Chairman of R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1989 to 1996. From 1984 until joining Reynolds, Mr. Johnston was a Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank’s New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. Mr. Johnston is also a member of the Board of Directors of Snyders- Lance, Inc., a snack food company. He has been a director of our Company since March 1993.

Key Qualifications—Mr. Johnston possesses significant firsthand experience in leading a major consumer products company. He is very knowledgeable regarding general management, sales, marketing and human resource matters. He also has extensive knowledge of Sealy, our Board of Directors and our industry, having now served on our Board of Directors for 20 years.

Gary E. Morin.  Mr. Morin, age 64, was the Vice President and Chief Financial Officer of Lexmark International, Inc., a laser and ink jet printer and supplies company, from 1996 to 2000 and Executive Vice President and Chief Financial Officer from 2000 to 2005, where in addition to corporate finance functions, he was responsible for Lexmark’s corporate communications, strategy and security functions. He retired in 2006 as Executive Vice President. Prior to joining Lexmark he held senior financial and operating positions with Huffy Corporation, Tambrands Inc. and General Foods Corporation. He currently serves on the Board of Directors and is Chairman of the Compensation Committee of Citrix Systems, Inc., a leading provider of virtual computing solutions, and was also a director, a member of the Audit Committee and Chairman of the M&A Committee of infoGROUP Inc., a leading provider of business and consumer databases until July 2010 at which time the company was sold. He has been a director of our Company since July 2006.

Key Qualifications—Mr. Morin brings to our Board of Directors extensive experience as a senior manager of several consumer products manufacturing companies. Beyond his financial expertise, he has had wide ranging responsibilities, including finance, operations, communications, strategy, security and risk management. He also has had valuable experience with public company boards and board committees.

Dean B. Nelson.  Mr. Nelson, age 54, is a partner at KKR and has been Chief Executive Officer of KKR Capstone, a consulting company that works with KKR’s portfolio companies, since March 2000. Since 2011, he has served on the Board of Directors of Del Monte Corporation, a food and pet products company. From 2003 until 2011 he served in various positions at PRIMEDIA Inc., a targeted media company, including as a director, Chairman, CEO and President. Previously he served on the Boards of Directors of Dollar General, a general retailer, from 2007 until 2009 and Toys “R” Us, a toy retailer, from 2005 until 2008. From August 1985 to February 2000, Mr. Nelson was employed by Boston Consulting Group, Inc., a strategic consulting firm, where he was a Senior Vice President from December 1998 to February 2000 and held various other positions from August 1985 to November 1998. He has been a director of our Company since April 2004.

Key Qualifications—Mr. Nelson, having worked for Boston Consulting Group for 15 years and now as the Chief Executive Officer of KKR Capstone, has a range of strategic consulting experience which gives him a broad perspective on strategic, operational and tactical issues from a number of diverse businesses and industries. Having been involved with us for over 6 years, he has developed a deep understanding of our business and our industry which allows him to continually provide our board and the Company with valuable insights into our strategy, operations, products, customers, marketing, business and industry.

Paul J. Norris.  Mr. Norris, age 65, was elected as our Non-Executive Chairman in March 2008. He was the non-executive Chairman of W.R. Grace & Co., a specialty chemical and materials company, from May 2005 until January 2008, and has performed advisory services for KKR since 2001. He was Chief Executive Officer of W.R. Grace from 1998 through May 2005 and was also Chairman of W.R. Grace from 1999 through May 2005. Mr. Norris was a senior executive at AlliedSignal Inc. (now known as Honeywell) from 1989 through 1998 and from 1981 through 1989 he served in various senior management positions with Englehard Corporation, a public specialty chemicals and materials company which was acquired in 2006 by BASF SE, a German chemical company. He currently serves on the Board of Directors of FMC Corporation, a diversified chemical company.  He has been a director of our Company since January 2006.

Key Qualifications—Mr. Norris brings to our Board of Directors lengthy senior management experience as a chief executive officer and senior manager of major public companies. He possesses significant knowledge and experience in corporate management, compensation, operations, purchasing, negotiation, public company governance and board practices.

John B. Replogle. Mr. Replogle, age 47, became the Chief Executive Officer and President of Seventh Generation, a manufacturer and distributor of sustainable household products in March 2011. From 2006 until 2011, he was President and Chief Executive Officer of Burt’s Bees, Inc. Prior to Burt’s Bees and he served as the General Manager of Unilever’s Skin Care division from 2003 until 2006. Prior to Unilever, Mr. Replogle worked for Diageo, Plc for seven years in a number of different capacities including as President of Guinness Bass Import Company, Managing Director of Guinness Great Britain as well as multiple roles in marketing, sales and strategy. He started his career with the Boston Consulting Group. Mr. Replogle has a Master of Business Administration degree in General and Entrepreneurial Management from Harvard Business School and a Bachelor of Arts degree in Political Science from Dartmouth College. He has been a director of our Company since September 2010.

Key Qualifications—For the past sixteen years Mr. Replogle has held major positions including the titles of Chief Executive Officer, President, Managing Director and General Manager at several companies that produce well recognized consumer products. Beyond general management experience, he has expertise in marketing, sales and strategy. His experience provides our Board of Directors with valuable insight into a broad range of consumer product and management issues.

Richard W. Roedel.  Mr. Roedel, age 63, is currently a director, Chairman of the Audit Committee and lead independent director of Lorillard, Inc., a tobacco company, a director, Chairman of the Risk Committee and Audit Committee member for IHS, Inc., a leading source of information and insight, and a director and Audit Committee member of Six Flags Entertainment Corp., a regional theme park operator. Mr. Roedel also serves as a director and Non-Executive Chairman of Luna Innovations Incorporated, which develops and manufactures new-generation products for the health care, telecommunications, energy and defense markets.

Until its acquisition in 2012 by Ingram Micro Inc., Mr. Roedel was a member of the board of BrightPoint, Inc, a provider of logistical and distribution services to the wireless industry and until its financial restructuring in 2012, Mr. Roedel served on the board of Broadview Network Holdings, Inc., a private company which provides network-based business communications.  Mr. Roedel served on the board of Dade Behring Holdings, Inc. until 2007 when Dade was acquired by Siemens AG. Until 2005 Mr. Roedel was a member of the board of Take-Two Interactive Software, Inc., a publisher of video games, serving in various capacities with that company through June 2005 including Chairman and Chief Executive Officer.

From 1985 through 2000, Mr. Roedel was employed by the accounting firm BDO Seidman LLP, the U.S. member firm of BDO International, as an Audit Partner, and was promoted in 1990 to Managing Partner in Chicago, promoted to Managing Partner in New York in 1994, and finally in 1999 promoted to Chairman and Chief Executive.

Mr. Roedel is a director of the Association of Audit Committee Members, Inc., a non-profit association of audit committee members dedicated to strengthening the audit committee by developing best practices. Mr. Roedel has a B.S. degree in accounting from The Ohio State University and is a Certified Public Accountant. He has been a director of our Company since August 2006.

Key Qualifications—Mr. Roedel brings to our Board of Directors his significant experience in public accounting having been with BDO Seidman LLP and its predecessor firm for thirty years and having served as its Chairman and Chief Executive. He has extensive service on public company boards and committees and has been deeply involved in efforts to strengthen audit committees by developing best practices. His broad experience with diverse business, financial background, audit committee/financial expertise and knowledge of our Company make him a very valuable member of our Board.

Lawrence J. Rogers.  Mr. Rogers, age 64, has been President and Chief Executive Officer of Sealy Corporation since July 2008. He had been Interim Chief Executive Officer of the Company from March 2008 through July 2008. From December 15, 2006 through March 12, 2008, Mr. Rogers served as the President, North America of the Company. Prior to that, he was President, Sealy International. Since joining us in 1979, Mr. Rogers has served in numerous other capacities within our operations, including President of Sealy of Canada. He has been a director of our Company since September 2010.

Key Qualifications—As our President and Chief Executive Officer Mr. Rogers leads our senior executive team and brings to the Board an in-depth knowledge of our Company and our industry. His over 30 year career with Sealy in a broad range of roles enables him to provide the Board with critical insights into all aspects of our business, industry and the environment in which we compete.

Executive Officers of Sealy

Name	Age	Position
Lawrence J. Rogers (1)	64	President and Chief Executive Officer
Jeffrey C. Ackerman	49	Executive Vice President and Chief Financial Officer
G. Michael Hofmann	54	Executive Vice President of Operations, North America
Louis R. Bachicha	56	Executive Vice President of Sales
Jodi L. Allen	44	Senior Vice President, Chief Marketing Officer
Carmen J. Dabiero	57	Senior Vice President, Human Resources
Michael Q. Murray	49	Senior Vice President, General Counsel and Secretary

(1)         Mr. Rogers’ biography and employment history is available under “Directors of Sealy” above.

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

Jodi L. Allen.  Ms. Allen, age 44, has been Senior Vice President, Chief Marketing Officer since September 2009. From 1995 until joining our Company in September 2009, Ms. Allen was with Whirlpool Corp., a worldwide manufacturer of home appliances, serving in various roles in marketing, financial and general management but most recently as General Manager of Whirlpool’s dishwasher business in North America.

Carmen J. Dabiero.  Mr. Dabiero, age 57, has been Senior Vice President, Human Resources since March 2009. Mr. Dabiero joined us in November 1995 and has served in numerous other capacities within our Human Resources Department.

Michael Q. Murray.  Mr. Murray, age 49, has been Senior Vice President, General Counsel and Secretary since August 2009. Mr. Murray joined us in 1999, serving in several positions in our Legal Department.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our outstanding common stock to file reports of beneficial ownership with the SEC and to furnish us with copies of the reports. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our fiscal year ended December 2, 2012 (“Fiscal 2012”), three individuals failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during Fiscal 2012. Mr. John Replogle, a Sealy director, filed a Form 4 on October 19, 2012 reporting that he had sold 60,000 shares of Sealy common stock in open market sales on October 3, 2012.  Jeffrey Ackerman, a Sealy executive officer, filed a Form 4 on June 15, 2012 reporting that on June 12, 2012 the restrictions lapsed on 553,572 Sealy restricted stock units (“RSUs”).  Mr. Richard Roedel, a Sealy director, filed a Form 4 on April 4, 2012 reporting that he had purchased 22,923 shares of Sealy common stock in open market purchases on March 30, 2012.

Code of Ethics

Our Board of Directors adopted a code of business conduct and ethics applicable to all directors, officers and employees to establish standards and procedures related to the compliance with laws, rules and regulations, treatment of confidential information, conflicts of interest, competition and fair dealing, reporting of violations of the code and accurate disclosure in reports filed with the SEC; and includes a requirement that we make prompt disclosure of any amendment or waiver of the code for executive officers or directors made by our Board of Directors. A copy of the code of business conduct and ethics is available at no cost upon written request by our stockholders to Sealy Corporation, Attention General Counsel, One Office Parkway Trinity, North Carolina 27370. We will post any amendments to or waivers from the code of business conduct and ethics on our website on our website at www.sealy.com.

Meetings of the Board of Directors

The Board of Directors is required to meet at least four times annually, or more frequently as circumstances dictate. The Board of Directors met fourteen times in Fiscal 2012 either in person or by telephone. All directors are expected to participate, whether in person or by telephone, in all board meetings. Each director attended at least 75% of all Board of Directors and applicable committee meetings held in Fiscal 2012 during the time that such person served as a director or on a committee.

Committees of the Sealy Board of Directors

Audit Committee

Our Audit Committee currently consists of Richard W. Roedel, Gary E. Morin, and James W. Johnston (since October 2012 when he replaced Deborah G. Ellinger on the Audit Committee). Mr. Roedel is the chairperson of the Audit Committee. The Board of Directors has determined that all members of the Audit Committee are financially literate and meet the independence and expertise requirements mandated by the applicable NYSE listing standards and Section 10A(m)(3) of the Exchange Act. Mr. Roedel and Mr. Morin have each been designated by the Board of Directors as an “audit committee financial expert”. Mr. Roedel currently serves on the audit committees of three other public companies and is the Chairman of one of those audit committees. The Nominating/Corporate Governance Committee and the Board of Directors reviewed Mr. Roedel’s obligations as a member of other audit committees in accordance with New York Stock Exchange (“NYSE”) rules and determined that his simultaneous service on those other audit committees does not impair his ability to effectively serve on Sealy’s Audit Committee.

Our Audit Committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) monitoring the integrity of our financial statements, and internal controls over financial reporting, (4) the independent accountant’s qualifications and independence, including annual review of the independent auditor’s report describing the audit firm’s internal quality control procedures, and any material issues raised by the most recent quality control review or peer review, and the Public Company Accounting Oversight Board Inspection Report, (5) oversight and evaluation of the performance of the independent accountants and our internal audit function, (6) compliance with respective legal and regulatory requirements, (7) review of earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies, (8) risk assessment and risk management, (9) meeting separately, periodically, with management, internal auditors and the independent auditor, (10) reviewing with the independent auditor any audit problems or difficulties and managements’ response, (11) setting clear hiring policies for employees or former employees of the independent auditors, (12) handling such other matters that are specifically delegated to the audit committee by the Board of Directors from time to time and (13) reporting regularly to the full Board of Directors.

Our Audit Committee is required to meet at least four times annually, or more frequently as circumstances dictate. The committee met ten times in Fiscal 2012.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available at no cost upon written request by our stockholders to Sealy Corporation, Attention General Counsel, One Office Parkway Trinity, North Carolina 27370.

Compensation Committee

Our Compensation Committee currently consists of James W. Johnston, Gary E. Morin and Deborah G Ellinger. Mr. Johnston is the chairperson of the Compensation Committee. Our Nominating/Corporate Governance Committee has determined that all of the current members of our Compensation Committee are independent as defined in the listing standards of the NYSE. The Compensation Committee operates pursuant to a charter which delegates responsibility for the compensation and benefits of Sealy’s executive officers and other members of senior management to the Compensation Committee. The Compensation Committee is primarily responsible for:

•                  discharging the responsibilities of the Board of Directors to the stockholders, potential stockholders and investment community with respect to our compensation and benefit programs and compensation of our executives; and

•                  producing an annual report on executive compensation for inclusion in our annual proxy statement, in accordance with applicable NYSE, Securities and Exchange Commission and other regulatory bodies.

Our Compensation Committee is also responsible for (1) reviewing key employee compensation policies, plans and programs, (2) reviewing and approving the compensation of our executive officers, (3) reviewing and approving employment contracts and other similar arrangements between us and our executive officers, (4) reviewing and consulting with our Chief Executive Officer on the selection of officers and evaluation of executive performance and other related matters, (5) administration of stock plans and other incentive compensation plans and (6) such other matters that are specifically delegated to the Compensation Committee by the Board of Directors from time to time. Pursuant to its charter, our Compensation Committee is responsible for management continuity and succession plans related to the CEO and other executive officer positions. At least annually, the Compensation Committee reviews management performance and succession plans for senior management.

Our Compensation Committee is required to meet at least two times annually or more frequently, as circumstances dictate. Our Compensation Committee met seven times in Fiscal 2012.

Our Board of Directors has adopted a written charter for the Compensation Committee, which is available at no cost upon written request by our stockholders to Sealy Corporation, Attention General Counsel, One Office Parkway Trinity, North Carolina 27370. While the Compensation Committee has authority under its charter to delegate any or all of its responsibilities to a subcommittee of the Compensation Committee, it did not delegate those responsibilities to a subcommittee or anyone else during Fiscal 2012.

Compensation Committee Interlocks and Insider Participation

The compensation levels of our executive officers are currently determined by the Compensation Committee as described in this Amendment. None of the members of Sealy’s Compensation Committee during Fiscal 2012 or as of the date of this Amendment is or has been an officer or employee of Sealy. None of our executive officers has served on the Compensation Committee or board of any company that employed any member of Sealy’s Compensation Committee or Sealy’s Board of Directors.

Corporate Governance Guidelines

The Board of Directors has adopted Corporate Governance Guidelines which set forth the Board of Directors’ core principles of corporate governance and are designed to promote its effective functioning and assist the Board of Directors in fulfilling its responsibilities. The Board of Directors will review and amend these guidelines from time to time as it deems necessary and appropriate. The Corporate Governance Guidelines are available at no cost upon written request by our stockholders to Sealy Corporation, Attention General Counsel, One Office Parkway Trinity, North Carolina 27370.

Nominating/Corporate Governance Committee

Our Nominating/Corporate Governance Committee currently consists of Gary E. Morin, James W. Johnston, John B. Replogle, and Richard W. Roedel. Our Nominating/Corporate Governance Committee has determined that all of the current members of our Nominating/Corporate Governance Committee are independent as defined in the listing standards of the NYSE. Mr. Morin is currently the chairperson of the Nominating/Corporate Governance Committee.

The Nominating/Corporate Governance Committee is responsible for (1) developing and recommending criteria for selecting new directors, (2) overseeing evaluations of the Board of Directors and its members, (3) screening and recommending to the Board of Directors individuals qualified to become executive officers and (4) handling such other matters that are specifically delegated to the Nominating/Corporate Governance Committee by the Board of Directors from time to time.

Our Nominating/Corporate Governance Committee is required to meet at least two times annually or more frequently as circumstances dictate. Our Nominating/Corporate Governance Committee formally met six times in Fiscal 2012.

Our Board of Directors has adopted a written charter for the Nominating/Corporate Governance Committee, which is available at no cost upon written request by our stockholders to Sealy Corporation, Attention General Counsel, One Office Parkway Trinity, North Carolina 27370.

Director Qualification and Review of Director Nominees

In nominating candidates to serve as directors, the Board of Directors’ objective, with the assistance of the Nominating/Corporate Governance Committee or nominees recommended by security holders (as further discussed below), is to select individuals with skills and experience that can be of assistance to management in operating our business. When evaluating the recommendations of the Nominating/Corporate Governance Committee, the Board of Directors considers whether individual directors possess the following personal characteristics: integrity, accountability, informed judgment, financial literacy, mature confidence and high performance standards. The Board of Directors does not have a formal diversity policy for its members, but believes that board members with different backgrounds, professional experience, skills, viewpoints and qualities create a stronger board. The Board of Directors as a whole should possess all of the following core competencies, with each candidate contributing knowledge, experience and skills in at least one domain: accounting and finance, business judgment, management, industry knowledge, leadership and strategy/vision.

Leadership Structure

The Board of Directors believes that the decision of whether to combine or separate the positions of Chief Executive Officer and Chairman will vary company to company and depends upon a company’s particular circumstances at a given point in time. For our Company, the Board of Directors decided that when Mr. Rogers became Chief Executive Officer, it was appropriate to separate the CEO and Chairman positions to ease Mr. Rogers’ burden and to allow the Chairman to focus on the responsibility of running the Board of Directors.  Accordingly, Mr. Rogers serves as our Chief Executive Officer and Mr. Norris serves as our Non-Executive Chairman. Our Board of Directors believes that this structure best encourages the free and open dialogue of alternative views and provides for strong checks and balances. The Board of Directors believes that this approach is working well and that this is the appropriate leadership structure for the Company at this time.

The Board also believes that one of the key elements of effective, independent oversight is that the non-management directors meet in executive session on a regular basis without the presence of management. At each quarterly meeting of our Board of Directors, our non-management directors meet in executive session. Mr. Norris presides at these executive sessions. The Board believes that Sealy’s current leadership structure does not affect the Board’s role in risk oversight of the Company.

Corporate Governance Guidelines

The Board of Directors has adopted Corporate Governance Guidelines which set forth the Board of Directors’ core principles of corporate governance and are designed to promote its effective functioning and assist the Board of Directors in fulfilling its responsibilities. The Board of Directors will review and amend these guidelines from time to time as it deems necessary and appropriate. The Corporate Governance Guidelines which are available at no cost upon written request by our stockholders to Sealy Corporation, Attention General Counsel, One Office Parkway Trinity, North Carolina 27370.

Oversight of Risk Management

Although the Board of Directors has ultimate oversight for managing the Company’s risks, the Board of Directors has delegated to the Audit Committee the primary responsibility for overseeing enterprise risk management and evaluating how the Company’s executive team manages the various risks confronting the Company. The Audit Committee’s primary responsibilities as part of their oversight of risk management include quarterly discussions with the Company’s General Counsel and the head of the Company’s Internal Audit group subjects regarding to enterprise risks including: litigation, hotline reports, ethics training and internal audit results and annually reviewing and evaluating the Company’s risk assessment process and the Company’s efforts to minimize and control its business and associated risks. The Audit Committee regularly reports to the Board of Directors with respect to its oversight of these important areas. Disclosure regarding risk management as it relates to compensation policies and procedures can be found in the “Compensation Discussion and Analysis” section of Item 11 Executive Compensation below.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Summary of Key Areas for Fiscal 2012

During Fiscal 2012, each of the Named Executive Officers were given salary increases between 0 % and 3% and none were awarded stock options, restricted stock units or other equity rights under the Company’s Amended and Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries. Since the Company’s Fiscal 2012 financial performance improved from Fiscal 2011 performance in a number of areas, including net sales, net income and adjusted EBITDA, each of the Named Executive Officers did receive a cash bonus under the Sealy Corporation Bonus Plan for 2012.

In the last few years, the Compensation Committee has implemented the following changes to its compensation program that it continued to require:

•                  The Compensation Committee retained Pearl Meyer & Co (“Pearl Meyer”) as the Committee’s independent compensation consultant. Pearl Meyer has agreed to not provide other services to Company management while retained by the Compensation Committee.

•                  The Company’s Compensation Committee is comprised of only independent directors.

•                  The stock ownership guidelines for the Company’s Named Executive Officers. The guidelines require target ownership levels of approximately two to five times salary for various positions, imposes a holding requirement if the guidelines have not been met and prohibits hedging and similar transactions.

•                  The Compensation Committee’s claw-back policy allows the Company to recover compensation from senior managers involved in SEC or financial misreporting, fraud or violations.

Risk Management and Compensation

In recent years, our Compensation Committee has considered whether the risks arising from any of our compensation policies or practices are reasonably likely to have a material adverse effect on the Company. We believe that the structure of our compensation program does not incentivize unnecessary or excessive risk taking. Our policies and practices include some of the following risk-mitigating characteristics:

•                  The Compensation Committee establishes annual executive bonus goals that are tied to overall Company performance.

•                  The largest component of compensation provided to executive officers is in the form of long term equity awards.

•                  As discussed above, the Compensation Committee has established share ownership guidelines for executive officers as a multiple of their salary, which further helps to align management’s interest with shareholders, ensures that executives have significant value tied to long term stock price performance and creates a significant incentive for senior executives to avoid unnecessary or excessive risks.

•                  The Compensation Committee’s claw-back policy allows the Company to recover compensation from senior executives involved in SEC or financial misreporting, fraud or other violation.

•                  Bonus opportunities for Company employees are capped and tied to measurable goals that benefit the Company. Those goals are reviewed by more senior managers in the Company to ensure that they are appropriate and do not encourage excessive risks for the Company. All bonus goals applicable to Executive Officers are approved by the board’s Compensation Committee.

Advisory Vote on Executive Compensation and Frequency of Advisory Vote on Executive Compensation Results

The Compensation Committee considered the result of the Fiscal 2011 advisory vote to approve the compensation of our named executive officers in connection with the discharge of its responsibilities. Because our shareholders approved the compensation programs described in our proxy statement for the 2011 Annual Meeting of Stockholders by a substantial margin (of over 99% of the votes cast), the Compensation Committee did not make any significant changes in 2012 to our compensation programs.

In light of the voting results with respect to the frequency of shareholder votes on executive compensation at the 2011 Annual Meeting of Stockholders in which a majority of our shareholders voted for “say-on-pay” proposals to occur every three years, the Board of Directors decided that the Company, in accordance with the vote, would hold a triennial advisory vote on the compensation of named executive officers.  Accordingly, the next “say-on-pay” vote would be scheduled for the Company’s 2014 Annual Meeting of Stockholders. The next shareholder vote on frequency would be scheduled for the Company’s 2017 Annual Meeting of Stockholders.

Objectives of the Executive Compensation Program

Compensation of the Company’s Named Executive Officers is currently determined by the Compensation Committee of the Board. Sealy and its subsidiaries seek to attract and retain highly qualified and talented professionals. The marketplace in which Sealy competes for executive talent is highly competitive. Further, our compensation policies, while designed to secure the services of appropriate professionals, must also support our vision of creating a dynamic, performance oriented company and delivering superior value and growth.

In light of these objectives, the Compensation Committee determines executive compensation consistent with a philosophy of compensating Named Executive Officers based on their responsibilities, the Company’s financial performance as measured against established goals, and individual Named Executive Officer’s contributions and achievements.

The primary elements of the Company’s executive compensation program are:

(i)                                     base salaries,

(ii)                                  variable annual cash compensation earned through the Sealy Corporation Bonus Plan (the “Bonus Plan”), and

(iii)                               long-term equity compensation through our 1998 Stock Option Plan and our 2004 Stock Option Plan (which was amended in May 2009 as our Second Amended and Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries).

Named Executive Officer salaries are targeted at the median of competitive market practices. Named Executive Officer bonus targets, as a percentage of salary, are also targeted at the median of the competitive market. For the Company’s executive officers their annual bonus payout can range from zero to a maximum between 80% and 200% of the Named Executive Officer’s annual salary. As a result, the combined level of salary and bonus received (annual cash compensation) varies significantly based on the actual level of performance achieved in the fiscal year. Salaries and target bonus opportunities for Named Executive Officers also reflect internal equity considerations as well as external market references.

The Compensation Committee believes that the Company’s management team, including the Named Executive Officers should have an opportunity to earn a significant amount of compensation based on potential equity ownership in the Company through multi-year stock options and restricted stock unit grants, which ties their interest to shareholder return.

The Company’s philosophy is that executive officers should participate in the same retirement and benefit programs made available to all salaried employees, and that supplemental executive benefits and perquisites will be minimal if offered at all.

The Compensation Committee has overall responsibility for establishing, implementing, and monitoring the executive compensation program for the Company’s executive officers. To aid the Compensation Committee in setting compensation, each member of our senior executive management team, in turn, participates in an annual performance review with the Chief Executive Officer (“CEO”) and provides input about his or her contributions to our success for the relevant period. Our CEO provides recommendations annually to the Compensation Committee regarding the compensation for all executive officers other than himself. The Compensation Committee also reviews the performance of each senior executive officer annually. The CEO participates in such annual performance review with the Compensation Committee.

Compensation Consultant

As discussed above, for 2012 the Compensation Committee continued to retain Pearl Meyer as the Committee’s independent compensation consultant.   Pearl Meyer has agreed to not provide other services to Company management while retained by the Compensation Committee.

Compensation Benchmarking and Peer Group

As discussed above, through the information and analysis provided by Pearl Meyer, the Compensation Committee compared base salary and target bonus opportunities for each Sealy officer to our market sector and industry in general. This approach ensures that our compensation remains competitive in our market and relative to our industry peers.

For 2012, the Compensation Committee continued to benchmark the Company’s compensation practices against the same group of peer companies that has been used by the Compensation Committee for several years. These companies are American Greetings, Blyth, Blount International, Ethan Allen Interiors, Furniture Brands International, Interface, Jarden, La-Z-Boy, Select Comfort, Simmons Company, Snap-On, Tempur-Pedic International and Tupperware Brands .  These companies are of a similar size to Sealy and are generally classified as in the Household Durable industry by Standard & Poors.

Elements of the Executive Compensation Program

Base Salary

The Company’s philosophy is to target base salaries at a market median level. Because relevant market data may not be available for every position, each salaried position including those held by the Named Executive Officers is assigned to a pay grade in the Company’s internal salary structure. The midpoint of each grade is intended to approximate the market median, and grade assignments reflect both available market data as well as internal comparisons to positions with similar levels of responsibility. Grade assignments for officer positions are normally initially developed by Sealy management and must be reviewed and approved by the Compensation Committee. Actual salary paid to an officer is determined by the Compensation Committee with reference to the experience of the officer, the Company’s past practice, current market practice and the officer’s individual performance.

As reflected in the Summary Compensation Table, during the last three years the Company’s Named Executive Officers have not received large percentage raises in their base salaries. In 2012, the Compensation Committee, after undertaking its annual evaluation of the individual salary level and performances of each of the Named Executive Officers, granted 2012 salary increases for the Named Executive Officers as follows: Mr. Rogers—0.0%, Mr. Ackerman—3.0%, Mr. Hofmann—3.0%, Mr. Bachicha—0.0% and Ms. Allen—3.0%.

Variable Annual Cash Compensation

Bonus Plan

Our Bonus Plan is a cash-based short-term performance incentive program. The Compensation Committee, with input from the executive officers, establishes threshold, target and maximum goals for the Bonus Plan based on the financial performance measures selected for that year. Goals typically correspond with projections contained in our annual budget, which is approved by the Board of Directors at the beginning of the fiscal year.

If the threshold, target or maximum bonus performance was achieved then the Named Executive Officers would receive a bonus in an amount equal to the following percentages of their annual base salary:

Fiscal 2012 Bonus Performance Potential Payout as a Percentage of Base Salary

	Threshold Performance	Target Performance	Maximum Performance
Mr. Rogers	50%	100%	200%
Mr. Ackerman	27.5%	55%	110%
Ms. Allen	22.5%	45%	90%
Mr. Hofmann	22.5%	45%	90%
Mr. Bachicha	22.5%	45%	90%

The portion of the bonus achieved in each of the measurement areas ranges from 22.5% at the threshold, 100% at target and 200% at maximum. In addition, in order to be eligible to receive a bonus for a particular fiscal year an employee must be employed at the end of the fiscal year for which a bonus is payable. Bonuses are normally paid in a lump sum upon the Compensation Committee’s certification of performance results following the end of the applicable fiscal year. For 2012, a portion of all corporate bonus eligible employees were paid a portion of their bonus for 2012 in December 2012 and the balance was paid in February 2013. There is no guaranteed minimum bonus under the Bonus Plan as achievement of the threshold is required for any bonus amount to be paid.

For Fiscal 2012, the Company’s Compensation Committee determined that the bonuses under our Bonus Plan for all of the Company’s Named Executive Officers would be based on total company performance in three areas: Adjusted EBITDA, Net Debt Excluding Convertible Notes and Net Sales. Fiscal 2012 bonuses were based on Adjusted EBITDA with a weighting of 60%, Net Debt Excluding Convertible Notes with a weighting of 20% and Net Sales with a weighting of 20%.  For each of these areas the threshold performance level is the prior year’s actual result for that item.

“Adjusted EBITDA” is one of the measures we use for bonus goals because our senior debt agreements contain covenants which are based on what we refer to as Adjusted EBITDA. “EBITDA” is defined as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance with our senior debt agreements. Further information on Adjusted EBITDA is contained in the “Debt Covenants” discussion in Sealy’s Annual Report on Form 10-K for the year ended December 2, 2012

Fiscal 2012 Bonus Plan Measures and Achieved Results

	Threshold	Target	Maximum	Weight	Results Achieved	% of Target Achieved
	(All $ in millions)
Adjusted EBITDA	$126.9	$145.3	$175.0	60%	$151.1	118%
Net Debt Excluding Convertible Notes	$498.6	$470.5	$441.3	20%	$447.0	181%
Net Sales	$1,230.2	$1,321.0	$1,387.1	20%	$1,347.9	141%
Total Achieved % of Target Bonus						135.0%

Fiscal 2012 Bonus Achievement

	Target Bonus Amount	% of Target Bonus Achieved	Performance Bonus Achieved
Mr. Rogers	$760,000	135.0%	$1,026,000
Mr. Ackerman	$215,278	135.0%	$290,625
Ms. Allen	$148,340	135.0%	$200,259
Mr. Hofmann	$143,222	135.0%	$193,349
Mr. Bachicha	$146,060	135.0%	$197,181

Chairman’s Awards

None of the Named Executive Officers received a Chairman’s Award in Fiscal 2012. Chairman’s Awards are intended to recognize superior performance by an employee that is not fully recognized by the Company’s Bonus Plan. Any Chairman’s Award to the Company’s executive officers must be approved by the Compensation Committee.

Long-term Equity Compensation

Because of the multi-year grants of RSUs had been previously made, none of the Named Executive Officers received an equity based compensation grant in Fiscal 2012.

Executive Benefits and Perquisites

The Sealy Benefit Equalization Plan was established to provide a vehicle to restore qualified plan benefits, specifically those relating to the Sealy Profit Sharing Plan, which are reduced as a result of limitations imposed under the Internal Revenue Code on tax qualified retirement plans. The Benefit Equalization Plan is a nonqualified deferred compensation plan that ensures that participating executives, including the Named Executive Officers, receive their full profit-sharing contribution and earnings on previously credited contributions. Earnings on balances in the Benefit Equalization Plan equal the rate of return on investments made by each participant in the Profit Sharing Plan. No voluntary deferrals currently may be made to the Benefit Equalization Plan. The amount contributed by the Company under the Benefit Equalization Plan is limited to an amount derived from the difference between the applicable limit in Section 401(a)(17) of the Internal Revenue Code and the amount that limit would have been had Section 401(a)(17) of the Internal Revenue Code (including the cost of living method as set forth in that section of the Internal Revenue Code) not been amended in 1993 or thereafter. For 2012, that limitation capped the amount that could be contributed by the Company for any individual to $9,100.

In January 2010, in order to allow members of the senior management team to more fully focus on the Company’s business, the Compensation Committee agreed to provide financial and tax advice through a financial services company to seven of our senior executives, including all of the Named Executive Officers. The amount paid during fiscal 2012 for this financial and tax advice service was $13,520 per senior executive, which covers two years of services for each executive. The total cost of these services for each Named Executive Officer is shown in footnote 3 to the “Summary Compensation Table”, later in this Amendment. Sealy generally does not provide other supplemental benefits or perquisites to its executives. We do not provide our executives with Company cars, club memberships or allowances to provide such items. Health care, disability and life insurance benefits for Sealy executives are the same as those provided to all active salaried employees.

Employment Agreements

Each of our Named Executive Officers has an employment agreement with a perpetual one-year term, except for the Chief Executive Officer whose agreement has a perpetual two-year term.  The employment agreements provide severance benefits to the Named Executive Officer in place of the benefits provided in Sealy’s severance benefit plans. All of our current employment contracts with our executive officers provide for salary and bonus continuation and none provide for a lump sum payment. These agreements do not provide any tax gross-up and do not provide any enhanced severance if a termination of employment is due to a change in control. These agreements also contain a non-competition covenant for one year following the employment term, a confidentiality covenant and other terms and conditions customary to executive employment agreements. We believe that reasonable employment agreements are appropriate to attract, retain and protect employees against some circumstances over which he or she does not have control and as consideration for the promises of non-competition, non-solicitation and non-interference that we require in our employment agreements.

For additional information on employment termination benefits and the treatment of employee equity under the Company’s stock option and equity plans, please see “Potential Payments upon Termination or Change in Control”.

Severance

Severance benefits for our senior executives (including all of the Named Executive Officers) are covered by their employment agreements, which generally eliminate their participation in our Sealy Executive Severance Benefit Plan and our Sealy Severance Benefit Plan. However, if their cash severance benefit under either such plan would be greater than under their employment agreement, then they would receive their cash severance amount under their applicable severance plan and their other severance benefits under their employment agreement.

Retirement Agreement

As previously disclosed, in December 2011, Mr. Rogers informed the Board of Directors and the Compensation Committee that he was planning to retire and wanted to make the Company’s transition proceed smoothly. In December 2011, Mr. Rogers entered into a retirement agreement with the Company pursuant to which he agreed that his voluntary retirement date would be January 15, 2013 (the “ Retirement Date”). Under this agreement, if a new President and Chief Executive Officer is hired by the Company prior to that Retirement Date, Mr. Rogers will continue to be an employee of the Company, but he would step down as President, Chief Executive Officer and a director of the Company. Through his Retirement Date, Mr. Rogers would continue to receive his current base salary at his current rate and will continue to participate in the Company’s welfare and benefit plans as an active employee. If he remains an employee through the Company’s fiscal year 2012, he would also be paid, at the same time as other employees, his 2012 Bonus as if he had remained Chief Executive Officer for the entire fiscal year. Upon retirement he would not be allowed to participate as an active employee in any Company provided compensation, welfare or retirement programs. However, he would be entitled to participate in Sealy welfare and retirement benefit plans for retired employees, including election to continue under the terms prevailing from time to time to receive until January 2, 2015 medical and life insurance coverage provided to Company salaried employees (with any premiums to be paid by Mr. Rogers). On his Retirement Date, Mr. Rogers would be paid for any unused vacation days he earned during calendar year 2012. Consistent with the Company’s practice related to expatriate senior executives, the Company would provide Mr. Rogers with tax planning assistance and payment for moving expenses related to relocation from his current primary residence to a residence in Canada. Mr. Rogers’ rights relating to his stock options and RSUs granted by the Company would be governed by the terms of the applicable plans and award agreements, except that any RSUs that are not vested as of the Retirement Date would vest upon the Retirement Date, but the shares deliverable in respect of such vested RSUs would be delivered on the original planned delivery date under the applicable award agreements. It was expected that Mr. Rogers would have 700,000 unvested RSUs that would vest on his Retirement Date. Following the Retirement Date, Mr. Rogers had agreed to serve as a consultant for a period of one year, providing such consulting services as the Company’s Board of Directors reasonably requests, at a minimum of 25% and up to a maximum of 49% of the services he provided to the Company prior to the Retirement Date. The Company would pay Mr. Rogers a consulting fee based on the monthly percentage of service provided multiplied by his base salary prior to the Retirement Date, with a guaranteed minimum fee of 25% of such base salary. In consideration of this arrangement, Mr. Rogers agreed that he would continue to comply with the terms of his non-competition and other restrictive covenants with the Company during the period that any services are provided by Mr. Rogers under this arrangement (including any consulting services) and for a period of three years thereafter.

However, after the Company entered into a merger agreement with Tempur-Pedic in 2012 and it became clear that  the Tempur-Pedic merger would not occur prior to January 15, 2013, Mr. Rogers and Sealy’s Directors agreed that it would be best to delay Mr. Roger’s retirement at least until that merger is completed or cancelled.

Impact of Tax and Accounting Considerations on Compensation Programs

Section 162(m) of the Internal Revenue Code generally allows a deduction to publicly traded companies for certain qualifying performance based compensation. Section 162(m) disallows a deduction to the extent certain non-performance based compensation over $1 million is paid to the chief executive officer or any of the three other most highly compensated executive officers other than the Chief Financial Officer. Sealy believes its Amended and Restated Sealy Corporate Bonus Plan which was approved at the Company’s 2010 annual stockholder’s meeting satisfies the requirements for exemption under Internal Revenue Code Section 162(m) as a performance based plan.

To maintain flexibility in compensating executive officers in a manner consistent with its goals, the Compensation Committee has not adopted a policy that all compensation must be deductible. The Compensation Committee will continue to monitor this matter.

Compensation Committee Report

The information contained in this report shall not be deemed “filed” or incorporated by reference in future filings at the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent Sealy Corporation specifically incorporates it by reference into a document under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis set forth above. Based on the review and discussions noted above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Amendment to  the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2012.

Compensation Committee Members

James W. Johnston, Chairman

Deborah G. Ellinger

Gary E. Morin

Executive Compensation Tables and Supporting Information

Summary Compensation Table

The following table provides information concerning compensation paid or accrued by the Company to, or on behalf of, the Company’s President & Chief Executive Officer, Lawrence J. Rogers; Chief Financial Officer, Jeffrey C. Ackerman; and the next three most highly compensated executive officers who were serving at the end of the Company’s 2012 fiscal year (based on the amount shown in the “Total” column). These individuals are referred to in this proxy statement as the “Named Executive Officers”. Amounts shown in this table are for services rendered to the Company in each of the last three fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(3)	Total ($)
Lawrence J. Rogers	2012	760,000	—	—	—	1,026,000	—	42,042	1,828,042
President and Chief	2011	745,000	—	3,724,000	—	—	—	39,979	4,508,979
Executive Officer	2010	718,750	—	—	—	406,049	—	47,322	1,172,121
Jeffrey C. Ackerman	2012	391,456	—	—	—	290,625	—	41,498	723,579
Executive VP & CFO	2011	377,650	—	—	—	—	—	26,200	403,850
	2010	367,680	—	—	—	114,048	—	33,962	515,690
G. Michael Hofmann	2012	329,678	—	—	—	200,259	—	38,196	568,133
Executive VP Operations	2011	316,107	—	—	—	—	—	23,816	339,923
North America	2010	306,000	—	—	—	77,659	—	30,449	414,108
Louis R. Bachicha	2012	318,270	—	—	—	193,349	—	37,321	548,940
Executive VP, Sales	2011	313,635	—	—	—	—	—	23,682	337,317
	2010	306,000	—	—	—	77,659	—	30,688	414,347
Jodi L. Allen	2012	324,635	—	—	—	197,181	—	37,797	559,513
Senior VP, Chief	2011	313,635	—	582,360	—	—	—	23,682	919,677
Marketing Officer(7)	2010	306,000	—	366,000	—	77,659	—	23,361	773,020

(1)                                  The amounts in this column are calculated using grant date fair value measured in accordance with Financial Accounting Standards Board’s Accounting Standards Confirmation “FASB ASC” Topic 718 and the same assumptions and valuation methodology we use for financial reporting purposes. Refer to footnote 2 to Sealy’s Consolidated Financial Statements contained in Sealy’s Form 10-K for the year ended December 2, 2012 for further details. The impact of estimated forfeitures related to service-based vesting conditions is not included in this calculation, in accordance with SEC rules. As a result, these amounts do not reflect the amount of compensation during the fiscal year. The valuation of these awards is based on the closing price of the Company’s common stock on the NYSE as of the date of grant.

(2)                                  The amounts in this column are payments made under the Company’s Bonus Plan.

(3)                                  Details of the amounts reported in the “All Other Compensation” column for Fiscal 2012, is provided in the table below. For more information on the Sealy Benefit Equalization Plan and Financial Advisory Services  items in the table below, please see “Executive Benefits and Perquisites” above.

Executive	Life Insurance	Long Term Disability Insurance	Profit Sharing Plan Contribution	Sealy Benefit Equalization Plan Contribution	Financial Advisory Services	Total
Lawrence J. Rogers	$1,320	$952	$17,150	$9,100	$13,520	$42,042
Jeffrey C. Ackerman	$748	$952	$17,150	$9,100	$13,520	$41,498
G. Michael Hofmann	$626	$936	$17,150	$5,927	$13,520	$38,196
Louis R. Bachicha	$622	$891	$17,150	$5,129	$13,520	$37,321
Jodi L. Allen	$622	$909	$17,150	$5,574	$13,520	$37,797

Grants of Plan-Based Awards For Fiscal 2012

The following table sets forth certain information regarding awards for Fiscal 2012 under the Company’s Bonus Plan and reflects that for Fiscal 2012 no awards were made to the Named Executive Officers under the Amended and Restated Equity Plan for Key Employees of Sealy Corporation and its Subsidiaries. These plans are described more fully under the “Compensation Discussion and Analysis” above.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	or Stock Units (#)	Awards ($)
Lawrence J. Rogers		380,000	760,000	1,520,000	—	—
Jeffrey C. Ackerman		107,639	215,278	430,556	—	—
G. Michael Hofmann		74,170	148,340	296,680	—	—
Louis R. Bachicha		71,611	143,222	286,444	—	—
Jodi L. Allen		73,035	146,070	292,140	—	—

(1)                                 The actual annual cash incentive awards paid for Fiscal 2012 are reported in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.  There are no future payments associated with these awards, the awards are shown here in accordance with SEC rules.

Outstanding Equity Awards at 2012 Fiscal Year End Table

The following table reflects outstanding vested and unvested stock options held by the Named Executive Officers as of the end of Fiscal 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options Exercisable(#)	Number of Securities Underlying Options Unexercisable (1)(#)		Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Yet Vested (#)		Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Lawrence J. Rogers	198,002	—		$0.15	4/6/2014	1,400,000	(3)	$3,038,000	—	—
	160,499	—		$4.36	7/20/2014
	187,216	—		$4.36	7/20/2014
	31,720	—		$12.05	4/6/2016
	10,044	—		$12.47	4/19/2016
	6,609	—		$12.47	7/18/2016
	129,020	—		$11.29	12/22/2016
	—	97,482	(4)	$11.29	12/22/2016
	42,500	—		$6.74	3/3/2015
	300,000	—		$5.16	7/22/2015
	125,000			$1.64	11/23/2015
Jeffrey C. Ackerman	29,615	64,616	(5)	$12.05	4/6/2016	598,749	(6)	$1,299,285	—	—
	8,606	—		$12.05	4/6/2016
	111,287	—		$12.05	4/6/2016
	25,390	—		$12.05	4/27/2016
	5,400	—		$9.51	7/18/2016
	87,153	—		$11.29	12/22/2016
	—	65,848	(4)	$11.29	12/22/2016
	40,000	—		$6.74	3/3/2015
	240,000	—		$1.64	11/23/2015
G. Michael Hofmann	203,532	—		$1.43	4/6/2014	410,605	(6)	$891,013	—	—
	101,982	—		$4.36	7/20/2014
	167,526	—		$4.36	7/20/2014
	27,119	—		$12.05	4/6/2016
	8,588	—		$12.47	4/19/2016
	5,650	—		$12.47	7/18/2016
	11,429	—		$11.29	12/22/2016
	—	8,571	(4)	$11.29	12/22/2016
	25,000	—		$6.74	3/3/2015
	120,000	—		$1.64	11/23/2015
Louis R. Bachicha	13,398	—		$0.15	4/6/2014	342,142	(6)	$742,448	—	—
	24,650	—		$1.43	4/6/2014
	105,650	—		$2.41	4/6/2014
	26,306	—		$4.36	7/20/2014
	11,392	—		$4.36	10/6/2014
	10,759	—		$4.36	10/6/2014
	13,704	—		$12.05	4/6/2016
	4,340	—		$12.47	4/19/2016
	2,855	—		$12.47	7/18/2016
	12,500	—		$6.74	3/3/2015
	60,000	—		$1.64	11/23/2015
Jodi L. Allen						136,857	(7)	$296,980	—	—
						33,333	(8)	$72,333
						140,667	(9)	$305,247

(1)                                     All options set forth in this table have a grant date that is ten years prior to the referenced expiration date, except for awards with an expiration date in 2015 which were granted in 2008.

(2)                                     The value of these shares or share units was calculated based on the closing price of the Company’s stock ($2.17) as of December 2, 2012.

(3)                                     One half of these RSUs vested on January 12, 2013 and the other half of these RSUs are scheduled to vest on June 12, 2013, if Mr. Rogers remains with the Company until such date.

(4)                                     The unvested portion of these options shall vest on December 22, 2014, if the individual remains with the Company until then.

(5)                                     The unvested portion of options shall vest on April 6, 2014, if the individual remains with the Company until then.

(6)                                     The unvested portion of these RSUs shall vest on June 12, 2013, if the individual remains with the Company until then.

(7)                                     The unvested portion of these RSUs shall vest on October 14, 2013, if the individual remains with the Company until then.

(8)                                     The unvested portion of these RSUs shall vest on April 14, 2013, if the individual remains with the Company until then.

(9)                                     The unvested portion of these RSUs shall vest on March 1, 2013, if the individual remains with the Company until then.

Option Exercises and Stock Vested for Fiscal 2012

The following table presents the information on the shares that the Named Executive Officers realized upon lapsing of the employment restrictions that occurred in Fiscal 2012 on performance stock unit or RSU awards.  There were no stock options exercises by the Named Executive Officers during Fiscal 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Lawrence J. Rogers(1)	—	—	1,687,092	$2,851,186
	—	—	66,385	$102,233
Jeffrey C. Ackerman(2)	—	—	580,131	$976,438
G. Michael Hofmann(2)	—	—	390,660	$658,556
Louis R. Bachicha(2)	—	—	321,862	$543,598
Jodi L Allen(3)	—	—	70,333	120,973
	—	—	33,334	$73,335
	—	—	126,532	$279,6356

(1)                                 Mr. Rogers shares acquired upon vesting includes 1,687,092 shares from RSUs that vested on June 12, 2012 with a NYSE closing price for Sealy shares of $1.69 and 66,385 shares from performance stock units that vested on February 28, 2012 with a NYSE closing price for Sealy shares of $1.54.

(2)                                 These shares were acquired upon the vesting of RSUs that vested on June 12, 2012 with a NYSE closing price for Sealy shares of $1.69.

(3)                                 These shares were acquired upon the vesting of 70,333 RSUs on March 1, 2012 with a NYSE closing price for Sealy shares of $1.72, 33,334 RSUs on April 4, 2012 with a NYSE closing price for Sealy shares of $2.20 and 126,532 RSUs on October 14, 2012 with a NYSE closing price for Sealy shares of $2.21.

Pension Benefits Table

No table is included for defined benefit pension or similar plans, since none of the Named Executive Officers are covered by such a plan.

Nonqualified Deferred Compensation for Fiscal 2012

The following table reflects contributions, earnings, withdrawals and end-of-year balances under the Company’s nonqualified deferred compensations plan. The applicable plan is the Sealy Benefit Equalization Plan, which is more fully described under “Executive Benefits and Perquisites” above.

Name	Executive Contributions In Last FY ($)(1)	Registrant Contributions In Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Lawrence J. Rogers	$0	$9,100	$1,514	$0	$110,849
Jeffrey C. Ackerman	$0	$9,100	$1,454	$0	$34,902
G. Michael Hofmann	$0	$5,129	$1,860	$0	$35,877
Louis R. Bachicha	$0	$5,574	$964	$0	$14,705
Jodi L. Allen	$0	$3,432	$233	$0	$9,239

(1)                                 Executives have no ability to elect to defer any amounts under this program. The only amounts contributed are from the Company under the Sealy Benefit Equalization Plan.

(2)                                 Represents registrant contribution for the 2012 Plan Year to be allocated to executive’s accounts in 2012. The amounts in this column are included in the “All Other Compensation” column for 2012 in the “Summary Compensation Table” above.

Potential Payments upon Termination or Change in Control

Termination Without Cause or Resignation For Good Reason.  Each of our Named Executive Officers has an employment agreement with a perpetual one-year term, except for the Chief Executive Officer whose agreement has a perpetual two-year term. The employment agreements specify minimum salaries and annual bonus opportunities. For purposes of the employment agreements, the following result in “Cause” or “Good Reason”:

“Cause” exists if the employee:

•                  Commits a felony;

•                  Materially breaches or defaults on the employment agreement; or

•                  Either grossly negligently or willfully causes material economic harm to Sealy or materially adversely effects Sealy’s operations, property or business.

“Good Reason” exists if any of the following occurs:

•                  Material reduction in the employee’s salary or target annual bonus percentage or maximum annual bonus percentage applicable to the employee under the Bonus Plan;

•                  Material reduction in the employee’s position, authority or office;

•                  Material reduction in the employee’s responsibilities or duties;

•                  Material adverse change in the employee’s benefits;

•                  Requiring a relocation of the employee’s principal place of work to a place which reasonably would necessitate the relocation of the employee’s principal residence;

•                  Material breach of the employment agreement by Sealy; or

•                  If a purchaser of substantially all of Sealy’s assets does not assume the employment agreement.

The timing and benefits provided by the employment agreement differ based on the reason for the termination as follows:

•                  Termination by Sealy for “Cause” or upon employee’s death or permanent disability

•                  Immediate termination

•                  No benefit under employment agreement

•                  Resignation by the employee “Without Good Reason”

•                  Thirty day prior notice of resignation

•                  No benefit under employment agreement

•                  Resignation by the employee for “Good Reason”

•                  Notice of Good Reason, within ninety days of the occurrence of the condition constituting Good Reason, allowing the Company a thirty day cure period and resignation by the employee within thirty days following expiration of the cure period if the condition constituting Good Reason is not cured

•                  Benefits under employment agreement described below

•                  Termination by Sealy “Without” Cause

•                  Thirty days prior notice of termination

•                  Benefits under employment agreement described below

In the event of a resignation for “Good Reason” or a termination “Without” Cause involving an employee with an employment agreement, the employee will be entitled for one year thereafter (two years in the case of Mr. Rogers) to:

•                  Continue to receive his annual base salary (at the highest rate in effect during the past year);

•                  Participate in our Bonus Plan provided that Sealy shall pay:

•                  A pro-rata portion of the employee’s bonus for the year of termination, and

•                  The employee’s applicable target annual bonus for the remainder of the employment term

•                  Receive benefits, including medical, dental and life insurance which would otherwise be available to him during his employment; and

•                  Receive up to one year of outplacement services from a nationally recognized executive outplacement firm (except Mr. Rogers).

These agreements also contain confidentiality and non-competition covenants and other terms and conditions customary to executive employment agreements. In the event the employee breaches the confidentiality and non-competition covenants, the Company will cease to pay to such employee the severance benefits described in the paragraph above.

The following table provides the value of the benefits each of the Named Executive Officers would have received if their employment had been terminated on the last day of fiscal year 2012 and such termination was either a termination by Sealy “Without” Cause or a resignation by the employee “For” Good Reason. The actual amount of termination benefits can only be determined at the time of the executive’s separation from Sealy. Further, the Compensation Committee retains discretion to provide additional benefits to senior executives upon termination or resignation if it determines the circumstances so warrant.

TERMINATION WITHOUT CAUSE OR RESIGNATION FOR GOOD REASON

	Rogers(1)	Ackerman	Hofmann	Bachicha	Allen
Salary Continuation	$1,520,000	$395,294	$332,910	$318,270	$327,818
Bonus	$1,520,000	$217,412	$149,810	$143,222	$147,518
Earned Vacation	$29,231	$23,566	$17,926	$19,586	$6,935
TOTAL CASH	$3,069,231	$636,271	$500,645	$481,077	$482,271
Health Coverage	$17,640	$8,820	$8,820	$8,820	$8,820
Life/AD&D Insurance	$3,600	$1,067	$900	$860	$886
Disability Insurance	$1,904	$0	$0	$0	$0
Outplacement	$40,000	$8,500	$8,500	$8,500	$8,500
TOTAL BENEFITS	$63,144	$18,387	$18,220	$18,180	$18,206
RSU Vesting	$3,038,000	$1,299,285	$891,013	$742,442	$674,560
TOTAL (Cash, Benefits & RSU Vesting)	$6,170,375	$1,953943	$1,409,878	$1,241,799	$1,175,037

(1)         The amounts above for Mr. Rogers are calculated under Mr. Rogers’ employment agreement with the Company.  Under Mr. Rogers’ retirement agreement with the Company this total would have been $4,559,391.

Termination Resulting from Death or Permanent Disability.  In the event of a termination of an employee’s employment by reason of death or permanent disability, all of the employee’s unvested Sealy stock options will become immediately exercisable. The following table quantifies for each of the Named Executive Officers the value of his unvested stock options and RSUs that would have vested if his employment had terminated on the last day of fiscal year 2012 as a result of his death or permanent disability. The amounts for acceleration of stock options are based on the difference between the vesting options’ exercise price and the closing share price for Sealy shares at the end of fiscal year 2012.

TERMINATION RESULTING FROM DEATH OR PERMANENT DISABILITY

	Rogers	Ackerman	Hofmann	Bachicha	Allen
Value of Accelerated Option Vesting(1)	$0	$0	$0	$0	$0
Value of Accelerated Restricted Stock and Units Vesting(1)	$3,038,000	$1,299,285	$891,013	$742,442	$674,560
Value of all Accelerated Options, Restricted Stock and Units Vesting(1)	$3,038,000	$1,299,285	$891,013	$742,442	$674,560

(1)                                 Based on the Fiscal 2012 year-end NYSE closing price for Sealy shares of $2.17 per share.

Change in Control Benefits.  Upon a change in control at Sealy, under Sealy’s stock option and RSU grant agreements, all unvested time-based stock options and all RSUs will fully vest. Upon a change in control at Sealy, unvested performance-based stock options will fully vest if certain Sealy performance targets have been achieved by Sealy or a certain predetermined level of return has been achieved by KKR, Sealy’s largest shareholder. Those stock option and RSU agreements define a change of control of Sealy as (i) a sale resulting in more than 50% of the voting stock of Sealy being held by a person or group that does not include KKR or its affiliates; (ii) the sale of all or substantially all of the assets of Sealy to an entity unrelated to KKR (“Unaffiliated Entity”); or (iii) a merger, consolidation, recapitalization or reorganization of Sealy with or into an Unaffiliated Entity; in each case if and only if as the result of any of the foregoing events KKR loses the ability without the approval of the Unaffiliated Entity, to elect a majority of the Board (or the Board of Directors of the resulting entity or its parent company). The single trigger for employee equity vesting upon a change in control has been an element of Sealy’s employee equity agreements for many years. All of these stock options were granted at a time that the Company was a controlled company. We believe that reasonable change in control benefits are appropriate to protect an employee against some circumstances over which he or she does not have control and as consideration for the promises of non-competition, non-solicitation and non-interference that we require in our employment agreements. Furthermore, we believe change in control severance payments align employee and shareholder interests by enabling employees to evaluate a transaction in the best interest of our shareholders and our constituents without undue concern over whether the transaction may jeopardize the employee’s own employment. The following table quantifies for each of the Named Executive Officers the value of his unvested stock options and RSUs that would have vested if such a change in control had occurred on the last day of fiscal year 2012. These amounts, in the case of stock options, are based on the difference between the vesting stock options’ exercise price and the closing share price for Sealy shares at the end of fiscal year 2012. This table also assumes that KKR’s level of return to fully vest the performance options would have been achieved in the change in control.

BENEFITS TRIGGERED BY A CHANGE IN CONTROL

	Rogers	Ackerman	Hofmann	Bachicha	Allen
Value of Accelerated Option Vesting(1)	$0	$0	$0	$0	$0
Value of Accelerated Restricted Stock and Units Vesting(1)	$3,038,000	$1,299,285	$891,013	$742,442	$674,560
Value of all Accelerated Options, Restricted Stock and Units Vesting(1)	$3,038,000	$1,299,285	$891,013	$742,442	$674,560

(1)                                 Based on the Fiscal 2012 year-end NYSE closing price for Sealy shares of $2.17per share.

Director Compensation

In April 2011, the Compensation Committee reviewed director compensation with the committee’s independent compensation consultant, Pearl Meyer.  Based on that review, the Compensation Committee recommended and the Board of Directors approved changes to the Company’s director compensation program. Since April 2011, the Company pays the following annual retainers to non-employee directors:

•                  Board member: $50,000

•                  Audit Committee Chairman: $22,000

•                  Other Audit Committee members: $10,000

•                  Compensation Committee Chairman: $12,000

•                  Other Compensation Committee members: $6,000

•                  Nominating/Corporate Governance Committee Chairman: $8,000

•                  Other Nominating/Corporate Governance Committee members: $4,000

•                  Non-Executive Board Chairman:  $50,000.

All fees are paid on a quarterly basis. Annually, each director may elect to defer all or a portion of his or her fees as a Sealy director into phantom share units under the Sealy Director’s Deferred

Compensation Plan. Under this plan, on the date director fees become payable, Sealy credits the deferred compensation account of each director with the number of phantom share units of Sealy’s common stock which is equal to the deferred portion of any fee due the director at such time, divided by the per share market value of Sealy’s shares on that date. Sealy also credits each director’s deferred compensation account with the number of phantom share units equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in common stock) payable on the number of shares of common stock represented in each director’s deferred compensation account divided by Sealy’s per share stock value on the dividend payment date.

Distributions from a director’s deferred compensation account shall be paid in Sealy’s common stock or the cash equivalent thereof, at the election of Sealy, and shall begin on either the first day of the calendar year following or six months following (whichever is later), the later of the attainment of the director’s retirement date (as indicated in the director’s deferral election) or separation from Sealy’s Board of Directors.

In April 2011, Sealy’s Board of Directors also adopted share ownership guidelines for Sealy’s non-employee directors with a shareholding target of at least 50,000 shares for each such director. At the same time, Sealy’s Board of Directors approved an annual grant of RSUs to each non-employee director elected at an annual meeting of Sealy’s shareholders beginning in 2012.  Each director’s annual RSU grant shall be approximately equal to the number of shares needed to equal $60,000 rounded to the nearest full share of Sealy Common Stock based on the closing share price on the grant date. Each director’s RSUs shall vest upon the earlier of the date of Sealy’s next annual shareholders meeting following the grant date or the first anniversary of the grant date, as long as the individual remains a member of Sealy’s Board of Directors until such vesting date. These restricted stock units shall immediately vest upon the death of the director and settled within sixty days after the director’s death. These RSUs shall immediately vest upon a change in control at Sealy (as defined in Sealy’s Director Deferred Compensation Plan) and settled within thirty days after such change in control. Prior to a grant each director may elect to have the shares from a grant settled: upon the anniversary of the grant date; upon the director leaving the Board; or one year after the director leaves the Board. If at the time of that a director’s RSU grant vests, the director has not yet met the director’s share ownership target under the director’s share ownership guidelines then the director must retain at least the number of shares from that vesting event equal to the lesser of the number of shares needed to meet the share ownership target level or one half of the total number of RSUs being then received by the director from that vesting event. If a director fails to elect an annual settlement election then the most recent election by such director shall be used and if the director has made no prior election then the grant shall be settled upon the director leaving the Board.

On April 18 2012, each director elected at Sealy’s April 2012 Annual Shareholders Meeting received a grant of 26,432 RSUs under the plan adopted by the Board of Directors in April 2011. Mr. Johnston elected to have those units settled on the first anniversary of the grant date. Mr. Brown, Ms. Ellinger, Mr. Morin, Mr. Nelson, Mr. Norris and Mr. Replogle each elected to have those units settled upon leaving Sealy’s Board of Directors. Mr. Roedel elected to have those units settled upon the first anniversary of his leaving Sealy’s Board of Directors.

Director Compensation Table for 2012

The following table details the compensation elements provided to each non-employee director for Fiscal 2012.

	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Mr. Brown	$50,000	$60,000	$110,000
Ms. Ellinger	$64,333	$60,000	$124,333
Mr. Johnston	$67,667	$60,000	$127,667
Mr. Morin	$74,000	$60,000	$134,000
Mr. Nelson	$50,000	$60,000	$110,000
Mr. Norris	$100,000	$60,000	$160,000
Mr. Replogle	$54,000	$60,000	$114,000
Mr. Roedel	$76,000	$60,000	$136,000

(1)                                 For calendar year 2012, the following directors elected to have 100% of their directors fees paid in cash: Ms. Ellinger; Mr. Johnston; Mr. Morin; and Mr. Replogle. The balance of all other directors fees paid in calendar year 2012 were deferred into Sealy stock units under the Sealy Director’s Deferred Compensation Plan described above. As of December 2, 2012, the following directors held the indicated number of Sealy stock units under the Sealy Director’s Deferred Compensation Plan: Mr. Brown—53,676; Ms. Ellinger—0; Mr. Johnston—28,943; Mr. Morin—0; Mr. Nelson—119,002; Mr. Norris—151,114; Mr. Replogle—0; and Mr. Roedel—169,191.

(2)                                 On April 18, 2012, each director was granted 26,432 restricted stock units that fully vest in 2013 on the earlier of the date of the Company’s annual shareholders meeting in 2013 or the anniversary of the grant date, as long as the grantee remains a Sealy director until such vesting date. The amounts in this column are calculated using the grant date fair value measured in accordance with FASB ASC Topic 718 and the same valuation methodology we use for financial reporting purposes in accordance with FASB authoritative guidance. The basis and assumptions for the valuation of these options is set out in Footnote 2 to Sealy’s Consolidated Financial Statements contained in Sealy’s Form 10-K for the fiscal year ended December 2, 2012. The impact of estimated forfeitures related to service-based vesting conditions is not included in this calculation, in accordance with SEC rules. As a result, these amounts may not reflect the amount of compensation during the fiscal year. As of December 2, 2012, each of the directors held 26,432 RSUs from this grant, none of which were vested.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON STOCK

As a result of a merger of the Company with Tempur-Pedic International Inc. on March 18, 2013, each then outstanding share of the Company’s Common Stock was converted into $2.20 in cash per share.  The Company is now a wholly-owned subsidiary of Tempur-Pedic International Inc , who holds all of the outstanding Common Stock of the Company. None of the Company’s Directors or Named Executive Officers held shares of the Company’s Common Stock as of March 25, 2013.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Beneficial	Shares from Options
	Ownership of	Exercisable, RSU
	Common	Lapses & Notes
	Stock with	Convertible within	Percent
Name of Individual or Identity of Group	Voting Rights	60 days	of Class
Tempur-Pedic International Inc.	100	-0-	100%

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 2, 2012 regarding the Company’s equity compensation plans. Since July, 2009 the only plan pursuant to which the Company may make equity grants is the Second Amended and Restated Equity Plan for Key Employees of Sealy Corporation and Its Subsidiaries (the 2009 Plan), which was adopted in June 2009.  The 2009 Plan amended and restated the Amended and Restated Equity Plan for Key Employees of Sealy Corporation and Its Subsidiaries (the 2008 Plan), which was adopted in December 2008.  The 2004 Plan amended and restated the Sealy Corporation 2004 Stock Option Plan (the 2004 Plan) that was approved by the Board of Directors and the Company’s Shareholders on April 6, 2004. The 2004 Plan was intended to replace the Sealy Corporation 1998 Stock Option Plan (the 1998 Plan). Since the 2004 Plan was approved, no further grants have been made under the 1998 Plan except in connection with the modification of awards outstanding under the 1998 Plan in fiscal 2009. This modification was made to give effect to the dilution caused by the issuance of the rights for the Convertible Notes.  Sealy does not have any equity compensation plans not approved by shareholders.

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

(1)                                 These numbers include the 2009 Plan, the 2008 Plan, the 2004 Plan and the 1998 Plan. The weighted average exercise price in column (b) of the table reflects all such stock options. Restricted shares, restricted share units and shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of determining the weighted average exercise price of stock options. The Company also has issued restricted share units under the 2008 Plan and the 2009 Plan. The issuance of these restricted share units has been considered in column (a) and (c) above.

(2)                                 These are shares which were available for grant as of December 2, 2012 under the 2009 Plan pursuant to which the Compensation Committee of the Board of Directors may make various share-based awards including grants of cash and cashless exercise stock options, restricted share awards, restricted share units, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the Compensation Committee of our Board of Directors or certain of the committee’s designees. There are 40,190,000 shares of our Class A common stock available for grant under the 2004 Plan. If stock awards granted under the 2004, 2008 or 2009 Plan are forfeited or otherwise terminated, then the shares underlying that grant will become available for a subsequent grant under the 2009 Plan. To the extent shares underlying forfeited or otherwise terminated options have become available for subsequent grants as of December 2, 2012 they are included in the table as available for grant.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

During Fiscal 2012, the Company incurred costs for consulting services rendered by KKR (who controlled approximately 44.7% of our issued and outstanding common stock at December 2, 2012) and KKR Capstone (a consulting company that works exclusively with KKR’s portfolio companies) of $0.5 million.  The Company also participates in a lease arrangement with a KKR affiliate for our Clarion facility for a six month term with additional six month renewal options available. We received lease income on this property of an insignificant amount during 2012.

Sealy Holding LLC, an affiliate of KKR, holds an aggregate amount of $118.7 million of the Company’s Convertible Notes.  In connection with KKR interest payment on the Convertible Notes on January 15, 2012 and July 15, 2012, the par value of the notes held by KKR was increased by 4.4 million and $4.6 million, respectively.

During Fiscal 2012, the Company’s joint ventures declared a distribution of $6.5 million which has been reflected as a reduction of the investment in these joint ventures in the accompanying Consolidated Balance Sheet as of December 2, 2012, accompanying our Form 10-K for the fiscal year ending December 2, 2012.  During Fiscal 2012, the Company also earned $0.9 million in licensing fees from the Company’s joint ventures.

Review and Approval of Related Party Transactions

Our Audit Committee, as set forth in its charter, has responsibility to review and approve related party transactions. During Fiscal 2012, the Audit Committee, which is made up of only independent directors, has reviewed and approved each of these related party transactions and concluded that the terms and conditions on which the services were provided to the Company were no less favorable than those that might reasonably be obtained for comparable services from a person or entity that is not a related party.

Director Independence

Prior to October 7, 2009, KKR beneficially owned and had the right to vote over 50% of the outstanding shares of our common stock. During this time, we availed ourselves of the “controlled company” exception under the NYSE rules which eliminated the requirements that we have a majority of independent directors on our Board of Directors, Compensation Committee and Nominating/Corporate Governance Committee. After October 7, 2009, as a result of some of our May 2009 senior secured convertible notes being converted into shares of our common stock, KKR beneficially owned and had the right to vote less than 50% of the outstanding shares of our common stock. As a result, since October 7, 2010 (one year after the loss of the controlled company exemption as required by NYSE rules) a majority of our directors have been independent and our Audit, Compensation and Nominating/Corporate Governance Committees have only had members who are independent.

The Nominating/Corporate Governance Committee of the Board of Directors has determined that Deborah G. Ellinger, James W. Johnston, Gary E. Morin, John B. Replogle and Richard W. Roedel are independent directors within the meaning of applicable NYSE listing standards and the applicable provisions of the Securities Exchange Act of 1934, as amended. When making “independence” determinations, the Nominating/Corporate Governance Committee and the Board of Directors shall broadly consider all relevant facts and circumstances, as well as any other facts and considerations specified by the NYSE, by law or by any rule or regulation of any other regulatory body or self-regulatory body applicable to Sealy. When assessing the materiality of a director’s relationship with Sealy, the Board of Directors considers the issue not merely from the standpoint of the director, but also from that of persons or organizations with which the director has an affiliation. During Fiscal 2012 the Company did not make charitable contributions to any organization where a director serves as an executive officer.

Item 14.  Principal Accountant Fees and Services

Audit and Related Fees

The following table summarizes aggregate fees billed to us by Deloitte & Touche LLP for the fiscal years ended December 2, 2012 and November 27, 2011, with the following notes explaining the services underlying the table captions:

	2012	2011
	(thousands)
Audit fees(1)	1,620	$1,301
Audit-related fees(2)	1,038	242
Tax fees(3)	5	13
All other fees(4)	278	83
Total	$2,942	$1,639

(1)                                 Audit fees include fees for the audit of our annual consolidated financial statements and reviews of our quarterly financial statements.

(2)                                 Audit—related fees includefees for international statutory audits as well as services related to our various public filings, including the Form 10-Q filings.

(3)                                 Tax fees include fees for assistance on taxes matter.

(4)                                 All other fees include fees in 2012 related to the Tempur-Pedic transaction and an enterprise risk management review in 2011.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee has adopted a formal policy concerning the pre-approval of audit and non-audit services to be provided by our independent registered public accounting firm. The policy requires that all services to be performed by Deloitte & Touche LLP, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a budget. Specific services being provided by our independent accountant is regularly reviewed in accordance with the pre-approval policy and the audit committee may pre-approve particular services on a case-by-case basis. The Audit Committee has delegated the authority to grant pre-approvals to Mr. Roedel, the Audit Committee chair, when the full Audit Committee is unable to do so. At each subsequent Audit Committee meeting, the Audit Committee reviews these pre-approvals and receives updates on the services actually provided by the independent accountants. Management may present additional services for approval at such committee meetings. For Fiscal 2012, the Audit Committee pre-approved all audit, audit-related and non-audit services performed by Deloitte & Touche LLP.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)         Exhibits.

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the accompanying Exhibit Index of this Amendment are filed with, or incorporated by reference in, this report.

Exhibit Number	Description of Exhibit

† 31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

† 31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

†                                         Filed herewith.